Form 10-Q
period 2015-09-30
M&T BANK CORP
filed 2015-10-30
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on October 23, 2015: 133,289,778 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2015	2014
Assets	Cash and due from banks	$1,249,704	1,289,965
	Interest-bearing deposits at banks	4,713,266	6,470,867
	Federal funds sold	—	83,392
	Trading account	340,710	308,175
	Investment securities (includes pledged securities that can be sold or repledged of $1,614,909 at September 30, 2015; $1,631,267 at December 31, 2014)
	Available for sale (cost: $10,923,234 at September 30, 2015; $8,919,324 at December 31, 2014)	11,159,509	9,156,932
	Held to maturity (fair value: $3,025,687 at September 30, 2015; $3,538,282 at December 31, 2014)	2,998,486	3,507,868
	Other (fair value: $336,544 at September 30, 2015; $328,742 at December 31, 2014)	336,544	328,742

	Total investment securities	14,494,539	12,993,542

	Loans and leases	68,766,144	66,899,369
	Unearned discount	(225,896)	(230,413)

	Loans and leases, net of unearned discount	68,540,248	66,668,956
	Allowance for credit losses	(933,798)	(919,562)

	Loans and leases, net	67,606,450	65,749,394

	Premises and equipment	581,976	612,984
	Goodwill	3,513,325	3,524,625
	Core deposit and other intangible assets	18,179	35,027
	Accrued interest and other assets	5,278,913	5,617,564

	Total assets	$97,797,062	96,685,535

Liabilities	Noninterest-bearing deposits	$28,189,330	26,947,880
	NOW accounts	2,459,527	2,307,815
	Savings deposits	39,298,134	41,085,803
	Time deposits	2,791,367	3,063,973
	Deposits at Cayman Islands office	206,185	176,582

	Total deposits	72,944,543	73,582,053

	Federal funds purchased and agreements to repurchase securities	173,783	192,676
	Accrued interest and other liabilities	1,582,513	1,567,951
	Long-term borrowings	10,174,289	9,006,959

	Total liabilities	84,875,128	84,349,639

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at September 30, 2015 and December 31, 2014; Liquidation preference of $10,000 per share: 50,000 shares at September 30, 2015 and December 31, 2014	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 133,274,963 shares issued at September 30, 2015; 132,312,931 shares issued at December 31, 2014	66,637	66,157
	Common stock issuable, 36,462 shares at September 30, 2015; 41,330 shares at December 31, 2014	2,341	2,608
	Additional paid-in capital	3,511,182	3,409,506
	Retained earnings	8,273,747	7,807,119
	Accumulated other comprehensive income (loss), net	(163,473)	(180,994)

	Total shareholders’ equity	12,921,934	12,335,896

	Total liabilities and shareholders’ equity	$97,797,062	96,685,535

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended September 30		Nine months ended September 30
In thousands, except per share		2015	2014	2015	2014
Interest income	Loans and leases, including fees	$672,092	647,280	$1,981,904	1,937,531
	Investment securities
	Fully taxable	93,062	91,036	272,163	250,145
	Exempt from federal taxes	950	1,271	3,330	4,068
	Deposits at banks	3,852	3,198	10,321	7,617
	Other	70	238	749	904

	Total interest income	770,026	743,023	2,268,467	2,200,265

Interest expense	NOW accounts	360	394	1,020	1,021
	Savings deposits	10,937	11,532	31,517	34,314
	Time deposits	3,643	3,805	11,073	11,600
	Deposits at Cayman Islands office	151	161	448	550
	Short-term borrowings	32	19	102	76
	Long-term borrowings	62,076	58,053	188,764	158,098

	Total interest expense	77,199	73,964	232,924	205,659

	Net interest income	692,827	669,059	2,035,543	1,994,606
	Provision for credit losses	44,000	29,000	112,000	91,000

	Net interest income after provision for credit losses	648,827	640,059	1,923,543	1,903,606

Other income	Mortgage banking revenues	84,035	93,532	288,238	269,237
	Service charges on deposit accounts	107,259	110,071	314,860	321,637
	Trust income	113,744	128,671	356,076	379,816
	Brokerage services income	16,902	17,416	49,224	51,403
	Trading account and foreign exchange gains	8,362	6,988	20,639	21,477
	Loss on bank investment securities	—	—	(108)	—
	Equity in earnings of Bayview Lending Group LLC	(3,721)	(4,114)	(11,043)	(12,623)
	Other revenues from operations	113,118	98,547	359,043	296,683

	Total other income	439,699	451,111	1,376,929	1,327,630

Other expense	Salaries and employee benefits	363,567	348,776	1,115,117	1,059,815
	Equipment and net occupancy	68,470	67,713	201,792	206,964
	Printing, postage and supplies	8,691	9,184	27,586	29,320
	Amortization of core deposit and other intangible assets	4,090	7,358	16,848	26,654
	FDIC assessments	11,090	13,193	32,551	43,836
	Other costs of operations	197,908	219,135	642,925	656,664

	Total other expense	653,816	665,359	2,036,819	2,023,253

	Income before taxes	434,710	425,811	1,263,653	1,207,983
	Income taxes	154,309	150,467	454,951	419,286

	Net income	$280,401	275,344	$808,702	788,697

	Net income available to common shareholders
	Basic	$257,337	251,905	$739,627	724,307
	Diluted	257,346	251,917	739,656	724,344
	Net income per common share
	Basic	$1.94	1.92	$5.59	5.54
	Diluted	1.93	1.91	5.56	5.50
	Cash dividends per common share	$.70	.70	$2.10	2.10
	Average common shares outstanding
	Basic	132,630	131,265	132,347	130,782
	Diluted	133,376	132,128	133,089	131,698

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2015	2014	2015	2014
Net income	$280,401	275,344	$808,702	788,697
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	48,332	(27,637)	1,053	75,229
Unrealized gains (losses) on cash flow hedges	(24)	613	823	(98)
Foreign currency translation adjustment	(3)	(1,817)	(521)	(1,504)
Defined benefit plans liability adjustment	5,724	1,000	16,166	2,999

Total other comprehensive income (loss)	54,029	(27,841)	17,521	76,626

Total comprehensive income	$334,430	247,503	$826,223	865,323

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30
In thousands		2015	2014
Cash flows from operating activities	Net income	$808,702	788,697
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	112,000	91,000
	Depreciation and amortization of premises and equipment	73,916	74,516
	Amortization of capitalized servicing rights	36,730	51,572
	Amortization of core deposit and other intangible assets	16,848	26,654
	Provision for deferred income taxes	20,141	33,777
	Asset write-downs	5,775	5,114
	Net gain on sales of assets	(61,969)	(3,771)
	Net change in accrued interest receivable, payable	(5,484)	9,638
	Net change in other accrued income and expense	11,200	(89,425)
	Net change in loans originated for sale	232,974	(224,425)
	Net change in trading account assets and liabilities	(2,993)	11,163

	Net cash provided by operating activities	1,247,840	774,510

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	2,579	16
	Other	377	23,309
	Proceeds from maturities of investment securities
	Available for sale	1,343,869	686,183
	Held to maturity	519,359	337,677
	Purchases of investment securities
	Available for sale	(3,320,931)	(5,310,246)
	Held to maturity	(22,592)	(15,202)
	Other	(8,179)	(53,264)
	Net increase in loans and leases	(2,208,660)	(1,420,572)
	Net (increase) decrease in interest-bearing deposits at banks	1,757,601	(6,024,926)
	Capital expenditures, net	(42,744)	(50,400)
	Net (increase) decrease in loan servicing advances	461,700	(340,750)
	Other, net	(75,449)	38,707

	Net cash used by investing activities	(1,593,070)	(12,129,468)

Cash flows from financing activities	Net increase (decrease) in deposits	(636,144)	7,225,487
	Net decrease in short-term borrowings	(18,893)	(95,846)
	Proceeds from long-term borrowings	1,500,000	4,345,478
	Payments on long-term borrowings	(324,308)	(373,642)
	Proceeds from issuance of preferred stock	—	346,500
	Dividends paid - common	(281,149)	(278,118)
	Dividends paid - preferred	(58,003)	(46,966)
	Other, net	40,074	82,774

	Net cash provided by financing activities	221,577	11,205,667

	Net decrease in cash and cash equivalents	(123,653)	(149,291)
	Cash and cash equivalents at beginning of period	1,373,357	1,672,934

	Cash and cash equivalents at end of period	$1,249,704	1,523,643

Supplemental disclosure of cash flow information	Interest received during the period	$2,234,476	2,147,236
	Interest paid during the period	234,989	185,377
	Income taxes paid during the period	373,016	329,621
Supplemental schedule of noncash investing and financing activities	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	$51,481	110,971
	Capitalized servicing rights	528	1,429
	Real estate acquired in settlement of loans	35,018	35,422

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income
In thousands, except per share	stock	stock	issuable	capital	earnings	(loss), net	Total
2014
Balance - January 1, 2014	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	11,305,532
Total comprehensive income	—	—	—	—	788,697	76,626	865,323
Preferred stock cash dividends	—	—	—	—	(55,560)	—	(55,560)
Issuance of Series E preferred stock	350,000	—	—	(3,500)	—	—	346,500
Exercise of 395,905 Series A stock warrants into 156,521 shares of common stock	—	78	—	(78)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	128	—	34,117	—	—	34,245
Exercises of stock options, net	—	535	—	102,695	—	—	103,230
Stock purchase plan	—	43	—	9,545	—	—	9,588
Directors’ stock plan	—	5	—	1,266	—	—	1,271
Deferred compensation plans, net, including dividend equivalents	—	3	(325)	335	(87)	—	(74)
Other	—	—	—	1,320	—	—	1,320
Common stock cash dividends - $2.10 per share	—	—	—	—	(278,059)	—	(278,059)

Balance - September 30, 2014	$1,231,500	66,050	2,590	3,377,714	7,642,995	12,467	12,333,316

2015
Balance - January 1, 2015	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	12,335,896
Total comprehensive income	—	—	—	—	808,702	17,521	826,223
Preferred stock cash dividends	—	—	—	—	(60,953)	—	(60,953)
Exercise of 2,315 Series A stock warrants into 904 shares of common stock	—	1	—	(1)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	143	—	31,416	—	—	31,559
Exercises of stock options, net	—	285	—	57,133	—	—	57,418
Stock purchase plan	—	45	—	10,301	—	—	10,346
Directors’ stock plan	—	4	—	1,346	—	—	1,350
Deferred compensation plans, net, including dividend equivalents	—	2	(267)	290	(76)	—	(51)
Other	—	—	—	1,191	—	—	1,191
Common stock cash dividends - $2.10 per share	—	—	—	—	(281,045)	—	(281,045)

Balance - September 30, 2015	$1,231,500	66,637	2,341	3,511,182	8,273,747	(163,473)	12,921,934

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2014 Annual Report. Additionally, effective January 1, 2015 the Company made an accounting policy election in accordance with amended accounting guidance issued by the Financial Accounting Standards Board in January 2014 to account for investments in qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The adoption of the amended guidance did not have a significant effect on the Company’s financial position or results of operations, but did result in the restatement of the consolidated statement of income for the three months and nine months ended September 30, 2014 to remove $14 million and $39 million, respectively, of losses associated with qualified affordable housing projects from “other costs of operations” and include the amortization of the initial cost of the investment in income tax expense. The cumulative effect adjustment associated with adopting the amended guidance was not material as of the beginning of any period presented in these consolidated financial statements. See note 11 for information regarding the Company’s investments in qualified affordable housing projects.

In the opinion of management, all adjustments necessary for a fair presentation have been made and, except as described above, were all of a normal recurring nature.

2. Acquisitions

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. Pursuant to the terms of the agreement, Hudson City shareholders will receive consideration for each common share of Hudson City in an amount valued at ..08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). As of September 30, 2015, total consideration to be paid was valued at approximately $5.3 billion.

The merger has received the approval of the common shareholders of M&T and Hudson City. M&T announced on September 30, 2015 that it had received the approval of the Federal Reserve to acquire Hudson City and on October 9, 2015 M&T received approval of the proposed acquisition from the New York State Department of Financial Services. The transaction is expected to be completed on or about November 1, 2015 pending the satisfaction of customary closing conditions. At September 30, 2015, Hudson City had $35.1 billion of assets, including $19.2 billion of loans and $8.3 billion of investment securities, and $30.3 billion of liabilities, including $17.9 billion of deposits.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
September 30, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$197,764	1,630	—	$199,394
Obligations of states and political subdivisions	6,174	170	48	6,296
Mortgage-backed securities:
Government issued or guaranteed	10,504,756	228,333	19,041	10,714,048
Privately issued	82	2	2	82
Collateralized debt obligations	28,467	22,465	1,056	49,876
Other debt securities	136,793	1,650	17,975	120,468
Equity securities	49,198	20,360	213	69,345

	10,923,234	274,610	38,335	11,159,509

Investment securities held to maturity:
Obligations of states and political subdivisions	125,251	1,395	347	126,299
Mortgage-backed securities:
Government issued or guaranteed	2,679,546	69,486	4,787	2,744,245
Privately issued	186,883	1,628	40,174	148,337
Other debt securities	6,806	—	—	6,806

	2,998,486	72,509	45,308	3,025,687

Other securities	336,544	—	—	336,544

Total	$14,258,264	347,119	83,643	$14,521,740

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$161,408	544	5	$161,947
Obligations of states and political subdivisions	8,027	224	53	8,198
Mortgage-backed securities:
Government issued or guaranteed	8,507,571	223,889	337	8,731,123
Privately issued	104	2	3	103
Collateralized debt obligations	30,073	21,276	1,033	50,316
Other debt securities	138,240	1,896	18,648	121,488
Equity securities	73,901	11,020	1,164	83,757

	8,919,324	258,851	21,243	9,156,932

Investment securities held to maturity:
Obligations of states and political subdivisions	148,961	2,551	189	151,323
Mortgage-backed securities:
Government issued or guaranteed	3,149,320	78,485	7,000	3,220,805
Privately issued	201,733	1,143	44,576	158,300
Other debt securities	7,854	—	—	7,854

	3,507,868	82,179	51,765	3,538,282

Other securities	328,742	—	—	328,742

Total	$12,755,934	341,030	73,008	$13,023,956

There were no significant gross realized gains or losses from the sale of investment securities for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

At September 30, 2015, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$8,282	8,330
Due after one year through five years	197,796	199,712
Due after five years through ten years	3,296	3,495
Due after ten years	159,824	164,497

	369,198	376,034
Mortgage-backed securities available for sale	10,504,838	10,714,130

	$10,874,036	11,090,164

Debt securities held to maturity:
Due in one year or less	$30,523	30,706
Due after one year through five years	74,511	75,150
Due after five years through ten years	20,217	20,443
Due after ten years	6,806	6,806

	132,057	133,105
Mortgage-backed securities held to maturity	2,866,429	2,892,582

	$2,998,486	3,025,687

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of September 30, 2015 and December 31, 2014 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
September 30, 2015
Investment securities available for sale:
Obligations of states and political subdivisions	$516	(2)	1,405	(46)
Mortgage-backed securities:
Government issued or guaranteed	1,942,135	(18,925)	5,503	(116)
Privately issued	—	—	48	(2)
Collateralized debt obligations	5,733	(324)	2,155	(732)
Other debt securities	19,335	(458)	86,813	(17,517)
Equity securities	—	—	212	(213)

	1,967,719	(19,709)	96,136	(18,626)

Investment securities held to maturity:
Obligations of states and political subdivisions	37,336	(292)	4,096	(55)
Mortgage-backed securities:
Government issued or guaranteed	16,619	(129)	240,730	(4,658)
Privately issued	—	—	118,840	(40,174)

	53,955	(421)	363,666	(44,887)

Total	$2,021,674	(20,130)	459,802	(63,513)

December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,505	(5)	—	—
Obligations of states and political subdivisions	1,785	(52)	121	(1)
Mortgage-backed securities:
Government issued or guaranteed	39,001	(186)	5,555	(151)
Privately issued	—	—	65	(3)
Collateralized debt obligations	2,108	(696)	5,512	(337)
Other debt securities	14,017	(556)	92,661	(18,092)
Equity securities	2,138	(1,164)	—	—

	65,554	(2,659)	103,914	(18,584)

Investment securities held to maturity:
Obligations of states and political subdivisions	29,886	(184)	268	(5)
Mortgage-backed securities:
Government issued or guaranteed	137,413	(361)	446,780	(6,639)
Privately issued	—	—	127,512	(44,576)

	167,299	(545)	574,560	(51,220)

Total	$232,853	(3,204)	678,474	(69,804)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

The Company owned 320 individual investment securities with aggregate gross unrealized losses of $84 million at September 30, 2015. Based on a review of each of the securities in the investment securities portfolio at September 30, 2015, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2015, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At September 30, 2015, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $337 million of cost method investment securities.

4. Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of acquired loans that were recorded at fair value at the acquisition date and included in the consolidated balance sheet follow:

	September 30,	December 31,
	2015	2014
	(in thousands)
Outstanding principal balance	$2,410,454	3,070,268
Carrying amount:
Commercial, financial, leasing, etc.	103,583	247,820
Commercial real estate	728,376	961,828
Residential real estate	385,885	453,360
Consumer	812,117	933,537

	$2,029,961	2,596,545

Purchased impaired loans included in the table above totaled $149 million at September 30, 2015 and $198 million at December 31, 2014, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for acquired loans for the three months and nine months ended September 30, 2015 and 2014 follows:

	Three months ended September 30
	2015		2014
	Purchased	Other	Purchased	Other
	impaired	acquired	impaired	acquired
	(in thousands)
Balance at beginning of period	$77,624	344,989	$26,082	450,970
Interest income	(5,865)	(37,396)	(4,149)	(39,019)
Reclassifications from nonaccretable balance	47	769	129	9,673
Other (a)	—	4,697	—	1,870

Balance at end of period	$71,806	313,059	$22,062	423,494

	Nine months ended September 30
	2015		2014
	Purchased	Other	Purchased	Other
	impaired	acquired	impaired	acquired
	(in thousands)
Balance at beginning of period	$76,518	397,379	$37,230	538,633
Interest income	(16,843)	(118,697)	(15,583)	(135,105)
Reclassifications from nonaccretable balance	12,131	27,792	415	10,448
Other (a)	—	6,585	—	9,518

Balance at end of period	$71,806	313,059	$22,062	423,494

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

A summary of current, past due and nonaccrual loans as of September 30, 2015 and December 31, 2014 follows:

		30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
	Current		Non- acquired	Acquired (a)
	(in thousands)
September 30, 2015
Commercial, financial, leasing, etc.	$19,965,307	29,451	5,882	3,477	4,645	224,415	$20,233,177
Real estate:
Commercial	23,184,906	105,140	21,629	17,906	45,523	176,491	23,551,595
Residential builder and developer	1,479,659	15,951	—	7,488	65,102	46,022	1,614,222
Other commercial construction	3,493,349	28,433	1,373	1,769	17,484	12,312	3,554,720
Residential	7,323,813	206,044	194,280	16,295	14,392	153,354	7,908,178
Residential Alt-A	226,871	11,662	—	—	—	64,351	302,884
Consumer:
Home equity lines and loans	5,710,632	38,506	—	15,454	2,275	78,126	5,844,993
Automobile	2,319,556	36,867	—	53	—	13,892	2,370,368
Other	3,084,080	31,210	8,301	18,385	—	18,135	3,160,111

Total	$66,788,173	503,264	231,465	80,827	149,421	787,098	$68,540,248

	Current	30-89 Days past due	90 Days or more past due and accruing		Purchased impaired (b)	Nonaccrual	Total
			Non- acquired	Acquired (a)
	(in thousands)
December 31, 2014
Commercial, financial, leasing, etc.	$19,228,265	37,246	1,805	6,231	10,300	177,445	$19,461,292
Real estate:
Commercial	22,208,491	118,704	22,170	14,662	51,312	141,600	22,556,939
Residential builder and developer	1,273,607	11,827	492	9,350	98,347	71,517	1,465,140
Other commercial construction	3,484,932	17,678	—	—	17,181	25,699	3,545,490
Residential	7,640,368	226,932	216,489	35,726	18,223	180,275	8,318,013
Residential Alt-A	249,810	11,774	—	—	—	77,704	339,288
Consumer:
Home equity lines and loans	5,859,378	42,945	—	27,896	2,374	89,291	6,021,884
Automobile	1,931,138	30,500	—	133	—	17,578	1,979,349
Other	2,909,791	33,295	4,064	16,369	—	18,042	2,981,561

Total	$64,785,780	530,901	245,020	110,367	197,737	799,151	$66,668,956

(a)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(b)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $422 million and $435 million at September 30, 2015 and December 31, 2014, respectively. Commercial mortgage loans held for sale were $71 million at September 30, 2015 and $308 million at December 31, 2014.

Changes in the allowance for credit losses for the three months ended September 30, 2015 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$286,750	311,294	60,294	194,238	77,411	$929,987
Provision for credit losses	21,507	1,879	(3,155)	24,448	(679)	44,000
Net charge-offs
Charge-offs	(26,912)	(2,203)	(3,268)	(20,758)	—	(53,141)
Recoveries	5,322	2,119	1,125	4,386	—	12,952

Net charge-offs	(21,590)	(84)	(2,143)	(16,372)	—	(40,189)

Ending balance	$286,667	313,089	54,996	202,314	76,732	$933,798

Changes in the allowance for credit losses for the three months ended September 30, 2014 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$292,251	311,254	72,404	165,871	75,886	$917,666
Provision for credit losses	2,373	8,046	(3,187)	21,815	(47)	29,000
Net charge-offs
Charge-offs	(15,921)	(1,666)	(4,193)	(21,312)	—	(43,092)
Recoveries	7,849	1,267	2,498	3,445	—	15,059

Net charge-offs	(8,072)	(399)	(1,695)	(17,867)	—	(28,033)

Ending balance	$286,552	318,901	67,522	169,819	75,839	$918,633

Changes in the allowance for credit losses for the nine months ended September 30, 2015 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$288,038	307,927	61,910	186,033	75,654	$919,562
Provision for credit losses	32,686	13,769	(571)	65,038	1,078	112,000
Net charge-offs
Charge-offs	(46,990)	(12,352)	(9,695)	(64,542)	—	(133,579)
Recoveries	12,933	3,745	3,352	15,785	—	35,815

Net charge-offs	(34,057)	(8,607)	(6,343)	(48,757)	—	(97,764)

Ending balance	$286,667	313,089	54,996	202,314	76,732	$933,798

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the nine months ended September 30, 2014 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$273,383	324,978	78,656	164,644	75,015	$916,676
Provision for credit losses	40,527	(4,067)	(916)	54,632	824	91,000
Net charge-offs
Charge-offs	(44,872)	(7,966)	(17,124)	(62,407)	—	(132,369)
Recoveries	17,514	5,956	6,906	12,950	—	43,326

Net charge-offs	(27,358)	(2,010)	(10,218)	(49,457)	—	(89,043)

Ending balance	$286,552	318,901	67,522	169,819	75,839	$918,633

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to commercial and commercial real estate credits on an individual loan basis. Loan officers are responsible for assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. As updated appraisals are obtained on individual loans or other events in the market place indicate that collateral values have significantly changed, individual loan grades are adjusted as appropriate. Changes in other factors cited may also lead to loan grade changes at any time. Except for consumer loans and residential real estate loans that are considered smaller balance homogenous loans and acquired loans that are evaluated on an aggregated basis, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.

Information with respect to loans and leases that were considered impaired follows.

	September 30, 2015			December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$144,051	166,877	35,195	132,340	165,146	31,779
Real estate:
Commercial	105,561	122,369	18,932	83,955	96,209	14,121
Residential builder and developer	6,544	10,276	788	17,632	22,044	805
Other commercial construction	2,445	3,991	391	5,480	6,484	900
Residential	83,349	101,367	4,775	88,970	107,343	4,296
Residential Alt-A	93,168	107,075	8,500	101,137	114,565	11,000
Consumer:
Home equity lines and loans	23,257	24,239	3,541	19,771	20,806	6,213
Automobile	23,985	23,985	5,118	30,317	30,317	8,070
Other	18,870	18,870	5,486	18,973	18,973	5,459

	501,230	579,049	82,726	498,575	581,887	82,643

With no related allowance recorded:
Commercial, financial, leasing, etc.	111,023	133,100	—	73,978	81,493	—
Real estate:
Commercial	77,147	84,677	—	66,777	78,943	—
Residential builder and developer	42,800	68,906	—	58,820	96,722	—
Other commercial construction	10,307	28,480	—	20,738	41,035	—
Residential	16,232	26,626	—	16,815	26,750	—
Residential Alt-A	20,891	35,836	—	26,752	46,964	—

	278,400	377,625	—	263,880	371,907	—

Total:
Commercial, financial, leasing, etc.	255,074	299,977	35,195	206,318	246,639	31,779
Real estate:
Commercial	182,708	207,046	18,932	150,732	175,152	14,121
Residential builder and developer	49,344	79,182	788	76,452	118,766	805
Other commercial construction	12,752	32,471	391	26,218	47,519	900
Residential	99,581	127,993	4,775	105,785	134,093	4,296
Residential Alt-A	114,059	142,911	8,500	127,889	161,529	11,000
Consumer:
Home equity lines and loans	23,257	24,239	3,541	19,771	20,806	6,213
Automobile	23,985	23,985	5,118	30,317	30,317	8,070
Other	18,870	18,870	5,486	18,973	18,973	5,459

Total	$779,630	956,674	82,726	762,455	953,794	82,643

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three months ended September 30, 2015			Three months ended September 30, 2014
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$242,157	1,017	1,017	228,749	611	611
Real estate:
Commercial	179,327	2,327	2,327	189,952	821	821
Residential builder and developer	53,009	81	81	90,493	18	18
Other commercial construction	17,236	1,943	1,943	58,500	251	251
Residential	99,939	1,835	1,316	104,516	1,328	776
Residential Alt-A	116,191	1,539	618	131,574	1,643	681
Consumer:
Home equity lines and loans	21,952	231	66	19,268	219	81
Automobile	24,429	391	39	33,666	528	67
Other	19,238	188	23	18,677	177	44

Total	$773,478	9,552	7,430	875,395	5,596	3,350

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$226,243	2,123	2,123	171,227	1,379	1,379
Real estate:
Commercial	161,834	4,433	4,433	194,337	2,616	2,616
Residential builder and developer	64,165	275	275	94,453	131	131
Other commercial construction	22,130	2,166	2,166	74,531	1,694	1,694
Residential	101,997	4,639	3,011	132,606	7,784	6,146
Residential Alt-A	120,710	4,799	1,962	135,374	5,002	1,900
Consumer:
Home equity lines and loans	20,619	656	179	17,902	540	182
Automobile	26,521	1,257	136	36,560	1,742	228
Other	19,053	547	86	18,229	517	145

Total	$763,272	20,895	14,371	875,219	21,405	14,421

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $59 million and $20 million, respectively, at September 30, 2015 and $63 million and $18 million,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

respectively, at December 31, 2014. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $20 million and $28 million, respectively, at September 30, 2015 and $27 million and $28 million, respectively, at December 31, 2014.

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

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(in thousands)
September 30, 2015
Pass	$19,223,102	22,479,501	1,507,057	3,447,841
Criticized accrual	785,660	895,603	61,143	94,567
Criticized nonaccrual	224,415	176,491	46,022	12,312

Total	$20,233,177	23,551,595	1,614,222	3,554,720

December 31, 2014
Pass	$18,695,440	21,837,022	1,347,778	3,347,522
Criticized accrual	588,407	578,317	45,845	172,269
Criticized nonaccrual	177,445	141,600	71,517	25,699

Total	$19,461,292	22,556,939	1,465,140	3,545,490

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2015
Individually evaluated for impairment	$35,195	19,743	13,275	14,145	$82,358
Collectively evaluated for impairment	250,271	292,214	39,804	186,706	768,995
Purchased impaired	1,201	1,132	1,917	1,463	5,713

Allocated	$286,667	313,089	54,996	202,314	857,066

Unallocated					76,732

Total					$933,798

December 31, 2014
Individually evaluated for impairment	$31,779	15,490	14,703	19,742	$81,714
Collectively evaluated for impairment	251,607	291,244	45,061	165,140	753,052
Purchased impaired	4,652	1,193	2,146	1,151	9,142

Allocated	$288,038	307,927	61,910	186,033	843,908

Unallocated					75,654

Total					$919,562

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2015
Individually evaluated for impairment	$255,074	243,743	213,640	66,112	$778,569
Collectively evaluated for impairment	19,973,458	28,348,685	7,983,030	11,307,085	67,612,258
Purchased impaired	4,645	128,109	14,392	2,275	149,421

Total	$20,233,177	28,720,537	8,211,062	11,375,472	$68,540,248

December 31, 2014
Individually evaluated for impairment	$206,318	252,347	232,398	69,061	$760,124
Collectively evaluated for impairment	19,244,674	27,148,382	8,406,680	10,911,359	65,711,095
Purchased impaired	10,300	166,840	18,223	2,374	197,737

Total	$19,461,292	27,567,569	8,657,301	10,982,794	$66,668,956

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended September 30, 2015 and 2014:

		Recorded investment		Financial effects of modification
Three months ended September 30, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	36	$7,893	$7,419	$(474)	$—
Combination of concession types	1	31	31	—	(6)
Real estate:
Commercial
Principal deferral	15	4,230	4,208	(22)	—
Combination of concession types	1	1,156	1,169	13	(54)
Other commercial construction
Principal deferral	3	296	390	94	—
Residential
Principal deferral	31	3,540	3,743	203	—
Other	1	267	267	—	—
Combination of concession types	10	1,296	1,380	84	(178)
Residential Alt-A
Principal deferral	1	265	276	11	—
Combination of concession types	4	605	662	57	(91)
Consumer:
Home equity lines and loans
Principal deferral	4	727	727	—	—
Combination of concession types	22	2,003	2,003	—	(199)
Automobile
Principal deferral	35	316	316	—	—
Other	15	93	93	—	—
Combination of concession types	25	471	471	—	(17)
Other
Principal deferral	24	352	352	—	—
Other	5	33	33	—	—
Combination of concession types	12	117	117	—	(12)

Total	245	$23,691	$23,657	$(34)	$(557)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended September 30, 2014	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	15	$1,305	$1,300	$(5)	$—
Real estate:
Commercial
Principal deferral	8	2,081	2,068	(13)	—
Other	1	650	—	(650)	—
Combination of concession types	4	483	478	(5)	(95)
Residential builder and developer
Principal deferral	1	241	241	—	—
Other commercial construction
Principal deferral	1	145	142	(3)	—
Residential
Principal deferral	3	98	97	(1)	—
Combination of concession types	8	1,100	1,136	36	(135)
Residential Alt-A
Combination of concession types	3	349	369	20	(64)
Consumer:
Home equity lines and loans
Combination of concession types	5	519	519	—	(67)
Automobile
Principal deferral	45	1,003	1,003	—	—
Interest rate reduction	3	30	30	—	(2)
Other	7	96	96	—	—
Combination of concession types	19	348	348	—	(21)
Other
Principal deferral	6	48	48	—	—
Interest rate reduction	1	2	2	—	—
Combination of concession types	24	511	511	—	(121)

Total	154	$9,009	$8,388	$(621)	$(505)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the nine months ended September 30, 2015 and 2014:

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	87	$25,483	$24,331	$(1,152)	$—
Interest rate reduction	1	99	99	—	(19)
Other	2	8,991	8,883	(108)	—
Combination of concession types	6	25,075	24,884	(191)	(245)
Real estate:
Commercial
Principal deferral	37	47,005	45,569	(1,436)	—
Combination of concession types	6	3,238	3,242	4	(159)
Residential builder and developer
Principal deferral	2	10,650	10,598	(52)	—
Other commercial construction
Principal deferral	3	296	390	94	—
Residential
Principal deferral	50	4,954	5,239	285	—
Other	1	267	267	—	—
Combination of concession types	22	2,551	2,795	244	(356)
Residential Alt-A
Principal deferral	2	426	437	11	—
Combination of concession types	7	1,239	1,298	59	(121)
Consumer:
Home equity lines and loans
Principal deferral	6	1,946	1,946	—	—
Combination of concession types	41	3,555	3,555	—	(424)
Automobile
Principal deferral	133	1,234	1,234	—	—
Interest rate reduction	7	137	137	—	(10)
Other	38	134	134	—	—
Combination of concession types	42	693	693	—	(28)
Other
Principal deferral	73	1,418	1,418	—	—
Other	12	113	113	—	—
Combination of concession types	35	384	384	—	(44)

Total	613	$139,888	$137,646	$(2,242)	$(1,406)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2014	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	66	$20,673	$20,499	$(174)	$—
Other	1	19,593	19,593	—	—
Combination of concession types	5	9,836	9,766	(70)	(14)
Real estate:
Commercial
Principal deferral	32	17,452	17,384	(68)	—
Other	1	650	—	(650)	—
Interest rate reduction	1	255	252	(3)	(48)
Combination of concession types	6	892	940	48	(208)
Residential builder and developer
Principal deferral	2	1,639	1,639	—	—
Other commercial construction
Principal deferral	4	6,703	6,611	(92)	—
Residential
Principal deferral	19	1,842	1,926	84	—
Interest rate reduction	1	98	104	6	(32)
Other	1	188	188	—	—
Combination of concession types	30	4,211	4,287	76	(483)
Residential Alt-A
Principal deferral	5	828	900	72	—
Combination of concession types	19	3,101	3,134	33	(345)
Consumer:
Home equity lines and loans
Principal deferral	3	280	280	—	—
Interest rate reduction	5	341	341	—	(76)
Combination of concession types	41	4,147	4,147	—	(443)
Automobile
Principal deferral	168	2,599	2,599	—	—
Interest rate reduction	6	90	90	—	(5)
Other	26	204	204	—	—
Combination of concession types	65	939	939	—	(83)
Other
Principal deferral	21	141	141	—	—
Interest rate reduction	4	293	293	—	(63)
Other	1	45	45	—	—
Combination of concession types	57	1,883	1,883	—	(585)

Total	590	$98,923	$98,185	$(738)	$(2,385)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2015 and 2014 and for which there was a subsequent payment default during the nine-month periods ended September 30, 2015 and 2014, respectively, were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Effective January 1, 2015, the Company adopted amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The adoption resulted in an insignificant increase in other real estate owned. The amount of foreclosed residential real estate property held by the Company was $43 million and $44 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, there were $151 million in loans secured by residential real estate that were in the process of foreclosure.

5. Borrowings

During February 2015, M&T Bank issued $1.5 billion of fixed rate senior notes pursuant to a Bank Note Program, of which $750 million have a 2.10% interest rate and mature in 2020 and $750 million have a 2.90% interest rate and mature in 2025.

M&T had $513 million of fixed and floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at September 30, 2015 which are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

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

Also included in long-term borrowings are agreements to repurchase securities of $1.4 billion at each of September 30, 2015 and December 31, 2014. The agreements reflect various repurchase dates in 2016 and 2017 and are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $1.5 billion at each of September 30, 2015 and December 31, 2014.

6. Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of September 30, 2015 and December 31, 2014 is presented below:

	Shares issued and outstanding	Carrying value
	(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	230,000	$230,000
Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	151,500	$151,500
Series D (b)
Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $10,000 liquidation preference per share	50,000	$500,000
Series E (c)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock Series E, $1,000 liquidation preference per share	350,000	$350,000

(a)	Dividends, if declared, are paid at 6.375%. Warrants to purchase M&T common stock at $73.86 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 719,175 at September 30, 2015 and 721,490 at December 31, 2014.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ equity, continued

(b)	Dividends, if declared, are paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
(c)	Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at September 30, 2015 and December 31, 2014. The obligation under that warrant was assumed by M&T in an acquisition.

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended September 30
	2015	2014	2015	2014
	(in thousands)
Service cost	$5,916	5,130	188	151
Interest cost on projected benefit obligation	17,754	17,290	651	695
Expected return on plan assets	(23,527)	(22,892)	—	—
Amortization of prior service credit	(1,501)	(1,638)	(340)	(340)
Amortization of net actuarial loss	11,207	3,624	26	—

Net periodic benefit cost	$9,849	1,514	525	506

	Pension benefits		Other postretirement benefits
	Nine months ended September 30
	2015	2014	2015	2014
	(in thousands)
Service cost	$17,748	15,390	562	453
Interest cost on projected benefit obligation	53,261	51,871	1,953	2,084
Expected return on plan assets	(70,578)	(68,676)	—	—
Amortization of prior service credit	(4,504)	(4,914)	(1,019)	(1,019)
Amortization of net actuarial loss	33,619	10,871	79	—

Net periodic benefit cost	$29,546	4,542	1,575	1,518

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits, continued

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $14,281,000 and $13,558,000 for the three months ended September 30, 2015 and 2014, respectively, and $44,377,000 and $41,963,000 for the nine months ended September 30, 2015 and 2014, respectively.

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands, except per share)
Income available to common shareholders:
Net income	$280,401	275,344	$808,702	788,697
Less: Preferred stock dividends (a)	(20,318)	(20,443)	(60,953)	(55,560)

Net income available to common equity	260,083	254,901	747,749	733,137
Less: Income attributable to unvested stock-based compensation awards	(2,746)	(2,996)	(8,122)	(8,830)

Net income available to common shareholders	$257,337	251,905	$739,627	724,307
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	134,049	132,832	133,805	132,372
Less: Unvested stock-based compensation awards	(1,419)	(1,567)	(1,458)	(1,590)

Weighted-average shares outstanding	132,630	131,265	132,347	130,782
Basic earnings per common share	$1.94	1.92	$5.59	5.54

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands, except per share)
Net income available to common equity	$260,083	254,901	$747,749	733,137
Less: Income attributable to unvested stock-based compensation awards	(2,737)	(2,984)	(8,093)	(8,793)

Net income available to common shareholders	$257,346	251,917	$739,656	724,344
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	134,049	132,832	133,805	132,372
Less: Unvested stock-based compensation awards	(1,419)	(1,567)	(1,458)	(1,590)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	746	863	742	916

Adjusted weighted-average shares outstanding	133,376	132,128	133,089	131,698
Diluted earnings per common share	$1.93	1.91	$5.56	5.50

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 1.5 million and 1.7 million common shares during the three-month periods ended September 30, 2015 and 2014, respectively, and 1.9 million and 2.1 million common shares during the nine-month periods ended September 30, 2015 and 2014, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)
Balance – January 1, 2015	$7,438	201,828	(503,027)	(4,082)	$(297,843)		116,849	$(180,994)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	9,699	(11,139)	—	—	(1,440)		952	(488)
Foreign currency translation adjustment	—	—	—	(735)	(735)		214	(521)
Gains on cash flow hedges	—	—	—	1,453	1,453		(568)	885

Total other comprehensive income before reclassifications	9,699	(11,139)	—	718	(722)		598	(124)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	—	2,417	—	—	2,417	(b)	(944)	1,473
Losses realized in net income	—	108	—	—	108	(c)	(40)	68
Accretion of net gain on terminated cash flow hedges	—	—	—	(102)	(102	)(d)	40	(62)
Amortization of prior service credit	—	—	(5,523)	—	(5,523	)(e)	2,359	(3,164)
Amortization of actuarial losses	—	—	33,698	—	33,698	(e)	(14,368)	19,330

Total reclassifications	—	2,525	28,175	(102)	30,598		(12,953)	17,645

Total gain (loss) during the period	9,699	(8,614)	28,175	616	29,876		(12,355)	17,521

Balance – September 30, 2015	$17,137	193,214	(474,852)	(3,466)	$(267,967)		104,494	$(163,473)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

	Investment Securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)
Balance – January 1, 2014	$37,255	18,450	(161,617)	115	$(105,797)		41,638	$(64,159)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	12,038	109,263	—	—	121,301		(47,615)	73,686
Foreign currency translation adjustment	—	—	—	(2,314)	(2,314)		810	(1,504)
Unrealized losses on cash flow hedges	—	—	—	(162)	(162)		64	(98)

Total other comprehensive income before reclassifications	12,038	109,263	—	(2,476)	118,825		(46,741)	72,084

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	1	2,539	—	—	2,540	(b)	(997)	1,543
Amortization of prior service credit	—	—	(5,933)	—	(5,933	)(e)	2,328	(3,605)
Amortization of actuarial losses	—	—	10,871	—	10,871	(e)	(4,267)	6,604

Total reclassifications	1	2,539	4,938	—	7,478		(2,936)	4,542

Total gain (loss) during the period	12,039	111,802	4,938	(2,476)	126,303		(49,677)	76,626

Balance – September 30, 2014	$49,294	130,252	(156,679)	(2,361)	$20,506		(8,039)	$12,467

(a)	Other-than-temporary impairment
(b)	Included in interest income
(c)	Included in loss on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined benefit
	With OTTI	All other	plans	Other	Total
	(in thousands)
Balance – December 31, 2014	$4,518	122,683	(305,589)	(2,606)	$(180,994)
Net gain (loss) during period	5,926	(4,873)	16,166	302	17,521

Balance – September 30, 2015	$10,444	117,810	(289,423)	(2,304)	$(163,473)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant as of September 30, 2015.

The net effect of interest rate swap agreements was to increase net interest income by $11 million for each of the three-month periods ended September 30, 2015 and 2014 and $33 million and $34 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional amount	Average maturity	Weighted- average rate
			Fixed	Variable
	(in thousands)	(in years)
September 30, 2015
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	1.9	4.42%	1.29%

December 31, 2014
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	2.7	4.42%	1.19%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $17.6 billion at each of September 30, 2015 and December 31, 2014. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.6 billion and $1.3 billion at September 30, 2015 and December 31, 2014, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$60,782	73,251	$—	—
Commitments to sell real estate loans (a)	899	728	5,142	4,217

	61,681	73,979	5,142	4,217
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	17,832	17,396	185	49
Commitments to sell real estate loans (a)	26	754	4,162	4,330
Trading:
Interest rate contracts (b)	268,332	215,614	221,626	173,513
Foreign exchange and other option and futures contracts (b)	13,404	31,112	11,380	29,950

	299,594	264,876	237,353	207,842

Total derivatives	$361,275	338,855	$242,495	212,059

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of gain (loss) recognized
	Three months ended September 30, 2015		Three months ended September 30, 2014
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(2,719)	2,382	$(16,792)	16,380

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$4,120		$132
Foreign exchange and other option and futures contracts (b)	2,441		(781)

Total	$6,561		$(649)

	Amount of gain (loss) recognized
	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(12,469)	11,495	$(26,627)	25,658

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$6,552		$1,214
Foreign exchange and other option and futures contracts (b)	1,563		(6,597)

Total	$8,115		$(5,383)

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $23 million and $28 million at September 30, 2015 and December 31, 2014, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $96 million and $161 million at September 30, 2015 and December 31, 2014, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $91 million and $103 million at September 30, 2015 and December 31, 2014, respectively. The Company was required to post collateral relating to those positions of $81 million and $90 million at September 30, 2015 and December 31, 2014, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on September 30, 2015 was $17 million, for which the Company had posted collateral of $11 million in the normal course of business. If the credit-risk-related contingent features had been triggered on September 30, 2015, the maximum amount of additional collateral the Company would have been required to post to counterparties was $6 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $40 million and $104 million at September 30, 2015 and December 31, 2014, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $35 million and $46 million at September 30, 2015 and December 31, 2014, respectively. Counterparties posted collateral relating to those positions of $35 million and $46 million at September 30, 2015 and December 31, 2014, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral for contracts in a net liability position. The net fair values of derivative financial instruments

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

cleared through clearinghouses was a net liability position of $96 million and $35 million at September 30, 2015 and December 31, 2014, respectively. Collateral posted with clearinghouses was $143 million and $61 million at September 30, 2015 and December 31, 2014, respectively.

11. Variable interest entities and asset securitizations

During the three and nine months ended September 30, 2015, the Company securitized approximately $15 million and $51 million, respectively, of one-to-four family residential real estate loans that had been originated for sale in guaranteed mortgage securitizations with the Government National Mortgage Association (“Ginnie Mae”) and retained the resulting securities in its investment securities portfolio. In similar transactions for the three months and nine months ended September 30, 2014, the Company securitized $35 million and $110 million, respectively, of one-to-four family residential real estate loans. Gains associated with those transactions were not significant.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At September 30, 2015 and December 31, 2014, the carrying values of the loans in the securitization trust were $84 million and $98 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at September 30, 2015 and December 31, 2014 was $13 million and $15 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at September 30, 2015 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by the third parties.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At September 30, 2015 and December 31, 2014, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $24 million and $34 million, respectively, in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.2 billion at September 30, 2015 and December 31, 2014, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $301 million, including $85 million of unfunded commitments, at September 30, 2015 and $243 million, including $56

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

million of unfunded commitments, at December 31, 2014. Contingent commitments to provide additional capital contributions to these partnerships were not material at September 30, 2015. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. As described in note 1, effective January 1, 2015 the Company retrospectively adopted for all periods presented amended accounting guidance on the accounting for investments in qualified affordable housing projects whereby the Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $10 million and $31 million of its investments in qualified affordable housing projects to income tax expense during the three months and nine months ended September 30, 2015, respectively, and recognized $15 million and $44 million of tax credits and other tax benefits during those respective periods. Similarly, for the three months and nine months ended September 30, 2014, the Company amortized $14 million and $39 million, respectively, of its investments in qualified affordable housing projects to income tax expense, and recognized $18 million and $53 million of tax credits and other tax benefits during those respective periods.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at September 30, 2015.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at September 30, 2015 and December 31, 2014. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR ranging from 4% to 10%, with a weighted-average of 8%, was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At September 30, 2015, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $28 million and $50 million, respectively, and at December 31, 2014 were $30 million and $50 million, respectively. Securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at September 30, 2015 and December 31, 2014 measured at estimated fair value on a recurring basis:

	Fair value measurements at September 30, 2015	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$340,710	48,006	292,704	—
Investment securities available for sale:
U.S. Treasury and federal agencies	199,394	—	199,394	—
Obligations of states and political subdivisions	6,296	—	6,296	—
Mortgage-backed securities:
Government issued or guaranteed	10,714,048	—	10,714,048	—
Privately issued	82	—	—	82
Collateralized debt obligations	49,876	—	—	49,876
Other debt securities	120,468	—	120,468	—
Equity securities	69,345	40,370	28,975	—

	11,159,509	40,370	11,069,181	49,958

Real estate loans held for sale	493,453	—	493,453	—
Other assets (b)	79,539	—	61,707	17,832

Total assets	$12,073,211	88,376	11,917,045	67,790

Trading account liabilities	$233,006	—	233,006	—
Other liabilities (b)	9,489	—	9,304	185

Total liabilities	$242,495	—	242,310	185

	Fair value measurements at December 31, 2014	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$308,175	51,416	256,759	—
Investment securities available for sale:
U.S. Treasury and federal agencies	161,947	—	161,947	—
Obligations of states and political subdivisions	8,198	—	8,198	—
Mortgage-backed securities:
Government issued or guaranteed	8,731,123	—	8,731,123	—
Privately issued	103	—	—	103
Collateralized debt obligations	50,316	—	—	50,316
Other debt securities	121,488	—	121,488	—
Equity securities	83,757	64,841	18,916	—

	9,156,932	64,841	9,041,672	50,419

Real estate loans held for sale	742,249	—	742,249	—
Other assets (b)	92,129	—	74,733	17,396

Total assets	$10,299,485	116,257	10,115,413	67,815

Trading account liabilities	$203,464	—	203,464	—
Other liabilities (b)	8,596	—	8,547	49

Total liabilities	$212,060	—	212,011	49

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015 and the year ended December 31, 2014.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2015 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – June 30, 2015	$88	$50,483		$11,206
Total gains (losses) realized/unrealized:
Included in earnings	—	—		21,709	(a)
Included in other comprehensive income	—	(472	)(d)	—
Settlements	(6)	(135)		—
Transfers in and/or out of Level 3 (b)	—	—		(15,268	)(c)

Balance – September 30, 2015	$82	$49,876		$17,647

Changes in unrealized gains included in earnings related to assets still held at September 30, 2015	$—	$—		$15,488	(a)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2014 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – June 30, 2014	$119	$56,200		$22,023
Total gains (losses) realized/unrealized:
Included in earnings	—	—		9,657	(a)
Included in other comprehensive income	—	2,201	(d)	—
Settlements	(7)	(3,593)		—
Transfers in and/or out of Level 3 (b)	—	—		(15,188	)(c)

Balance – September 30, 2014	$112	$54,808		$16,492

Changes in unrealized gains included in earnings related to assets still held at September 30, 2014	$—	$—		$12,421	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2015 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2015	$103	$50,316		$17,347
Total gains (losses) realized/unrealized:
Included in earnings	—	—		67,611	(a)
Included in other comprehensive income	—	5,153	(d)	—
Settlements	(21)	(5,593)		—
Transfers in and/or out of Level 3 (b)	—	—		(67,311	)(c)

Balance – September 30, 2015	$82	$49,876		$17,647

Changes in unrealized gains included in earnings related to assets still held at September 30, 2015	$—	$—		$15,965	(a)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2014 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities		Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2014	$1,850		$63,083		$3,941
Total gains (losses) realized/unrealized:
Included in earnings	—		—		63,557	(a)
Included in other comprehensive income	272	(d)	11,333	(d)	—
Settlements	(2,010)		(19,608)		—
Transfers in and/or out of Level 3 (b)	—		—		(51,006	)(c)

Balance – September 30, 2014	$112		$54,808		$16,492

Changes in unrealized gains included in earnings related to assets still held at September 30, 2014	$—		$—		$17,773	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(c)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.
(d)	Reported as net unrealized gains (losses) on investment securities in the consolidated statement of comprehensive income.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 90% at September 30, 2015. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $177 million at September 30, 2015 ($106 million and $71 million of which were classified as Level 2 and Level 3, respectively), $173 million at December 31, 2014 ($94 million and $79 million of which were classified as Level 2 and Level 3, respectively) and $196 million at September 30, 2014 ($112 million and $84 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2015 were decreases of $11 million and $53 million for the three- and nine-month periods ended September 30, 2015, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2014 were decreases of $23 million and $46 million for the three- and nine-month periods ended September 30, 2014, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

foreclosure of defaulted loans subject to nonrecurring fair value measurement were $15 million and $21 million at September 30, 2015 and September 30, 2014, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2015 and 2014.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at September 30, 2015 and December 31, 2014:

	Fair value at September 30, 2015	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$82	Two independent pricing quotes	—	—

Collateralized debt obligations	49,876	Discounted cash flow	Probability of default	12%-57% (33%)
			Loss severity	100%

Net other assets (liabilities)(a)	17,647	Discounted cash flow	Commitment expirations	0%-66% (38%)

	Fair value at December 31, 2014	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage–backed securities	$103	Two independent pricing quotes	—	—

Collateralized debt obligations	50,316	Discounted cash flow	Probability of default	12%-57% (36%)
			Loss severity	100%

Net other assets (liabilities)(a)	17,347	Discounted cash flow	Commitment expirations	0%-96% (17%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2015
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,249,704	$1,249,704	$1,193,831	$55,873	$—
Interest-bearing deposits at banks	4,713,266	4,713,266	—	4,713,266	—
Trading account assets	340,710	340,710	48,006	292,704	—
Investment securities	14,494,539	14,521,740	40,370	14,283,075	198,295
Loans and leases:
Commercial loans and leases	20,233,177	19,920,031	—	—	19,920,031
Commercial real estate loans	28,720,537	28,633,973	—	71,357	28,562,616
Residential real estate loans	8,211,062	8,302,630	—	4,918,613	3,384,017
Consumer loans	11,375,472	11,280,973	—	—	11,280,973
Allowance for credit losses	(933,798)	—	—	—	—

Loans and leases, net	67,606,450	68,137,607	—	4,989,970	63,147,637
Accrued interest receivable	242,935	242,935	—	242,935	—
Financial liabilities:
Noninterest-bearing deposits	$(28,189,330)	$(28,189,330)	$—	$(28,189,330)	$—
Savings deposits and NOW accounts	(41,757,661)	(41,757,661)	—	(41,757,661)	—
Time deposits	(2,791,367)	(2,810,224)	—	(2,810,224)	—
Deposits at Cayman Islands office	(206,185)	(206,185)	—	(206,185)	—
Short-term borrowings	(173,783)	(173,783)	—	(173,783)	—
Long-term borrowings	(10,174,289)	(10,219,180)	—	(10,219,180)	—
Accrued interest payable	(73,475)	(73,475)	—	(73,475)	—
Trading account liabilities	(233,006)	(233,006)	—	(233,006)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$17,647	$17,647	$—	$—	$17,647
Commitments to sell real estate loans	(8,379)	(8,379)	—	(8,379)	—
Other credit-related commitments	(118,656)	(118,656)	—	—	(118,656)
Interest rate swap agreements used for interest rate risk management	60,782	60,782	—	60,782	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2014
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,373,357	$1,373,357	$1,296,923	$76,434	$—
Interest-bearing deposits at banks	6,470,867	6,470,867	—	6,470,867	—
Trading account assets	308,175	308,175	51,416	256,759	—
Investment securities	12,993,542	13,023,956	64,841	12,750,396	208,719
Loans and leases:
Commercial loans and leases	19,461,292	19,188,574	—	—	19,188,574
Commercial real estate loans	27,567,569	27,487,818	—	307,667	27,180,151
Residential real estate loans	8,657,301	8,729,056	—	5,189,086	3,539,970
Consumer loans	10,982,794	10,909,623	—	—	10,909,623
Allowance for credit losses	(919,562)	—	—	—	—

Loans and leases, net	65,749,394	66,315,071	—	5,496,753	60,818,318
Accrued interest receivable	227,348	227,348	—	227,348	—
Financial liabilities:
Noninterest-bearing deposits	$(26,947,880)	$(26,947,880)	$—	$(26,947,880)	$—
Savings deposits and NOW accounts	(43,393,618)	(43,393,618)	—	(43,393,618)	—
Time deposits	(3,063,973)	(3,086,126)	—	(3,086,126)	—
Deposits at Cayman Islands office	(176,582)	(176,582)	—	(176,582)	—
Short-term borrowings	(192,676)	(192,676)	—	(192,676)	—
Long-term borrowings	(9,006,959)	(9,139,789)	—	(9,139,789)	—
Accrued interest payable	(63,372)	(63,372)	—	(63,372)	—
Trading account liabilities	(203,464)	(203,464)	—	(203,464)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$17,347	$17,347	$—	$—	$17,347
Commitments to sell real estate loans	(7,065)	(7,065)	—	(7,065)	—
Other credit-related commitments	(119,079)	(119,079)	—	—	(119,079)
Interest rate swap agreements used for interest rate risk management	73,251	73,251	—	73,251	—

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

	September 30,	December 31,
	2015	2014
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,535,704	6,194,516
Commercial real estate loans to be sold	89,374	212,257
Other commercial real estate and construction	5,356,256	4,834,699
Residential real estate loans to be sold	587,206	432,352
Other residential real estate	674,338	524,399
Commercial and other	12,144,962	11,080,856
Standby letters of credit	3,441,337	3,706,888
Commercial letters of credit	44,082	46,965
Financial guarantees and indemnification contracts	2,922,743	2,490,050
Commitments to sell real estate loans	977,822	1,237,294

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.5 billion and $2.4 billion at September 30, 2015 and December 31, 2014, respectively.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Subject to the outcome of the matter discussed in the following paragraph, at September 30, 2015, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

The Company is the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to The Federal Home Loan Mortgage Corporation (“Freddie Mac”) and The Federal National Mortgage Association (“Fannie Mae”). A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the U.S. Department of Justice (collectively, the “Government”) are investigating whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company is fully cooperating with the investigation. The Government has advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans do not meet underwriting guidelines. The Company, based on its own review of the sample, does not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerns whether the mortgages sold to Freddie Mac and Fannie Mae comply with applicable underwriting guidelines. The Company is also cooperating with that portion of the investigation. The investigation could lead to claims by the Government under the False Claims Act and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Remedies in these proceedings or settlements may include restitution, fines, penalties, or alterations in the

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

Company’s business practices. The Company and the Government continue settlement discussions regarding the investigation.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $40 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 to the Company’s consolidated financial statements as of and for the year ended December 31, 2014. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Effective January 1, 2015, the Company made certain changes to its methodology for measuring segment profit and loss. Those changes in the measurement of segment profitability were largely the result of updated funds transfer pricing and various cost allocation reviews. The most significant changes to the funds transfer pricing resulted from ascribing a longer duration to non-maturity deposits, which significantly benefitted the Retail Banking segment. The cost allocation review having the largest impact related to a branch cost study. That study consisted of transaction reviews and time studies which resulted in a higher cost allocation from the Retail Banking segment to the Business Banking segment. In addition, effective July 1, 2015, the Company changed its internal profitability reporting to move a builder and developer lending unit from the Residential Mortgage Banking segment to the Commercial Real Estate segment. Accordingly, financial information presented herein for the periods prior to July 1, 2015 has been reclassified to conform to the current presentation. Total revenues and net income decreased in the Residential Banking segment and increased in the Commercial Real Estate segment for the three months ended September 30, 2014 by $5 million and $2 million, respectively, and for the nine months ended September 30, 2014 by $13 million and $5 million, respectively. The impact of the change

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

to total revenues and net income for the second quarter of 2015 was $6 million and $3 million, respectively, and for the first half of 2015 was $12 million and $5 million, respectively. Prior period financial information has been restated to reflect the changes noted to provide segment information on a comparable basis, as noted in the following tables.

	Three months ended September 30, 2014
	Net income (loss) as previously reported	Impact of changes	Net income (loss) as restated
	(in thousands)
Business Banking	$30,905	(5,867)	25,038
Commercial Banking	101,740	(1,035)	100,705
Commercial Real Estate	78,581	95	78,676
Discretionary Portfolio	8,279	4,216	12,495
Residential Mortgage Banking	25,021	(2,272)	22,749
Retail Banking	32,901	39,156	72,057
All Other	(2,083)	(34,293)	(36,376)

Total	$275,344	—	275,344

	Nine months ended September 30, 2014
	Net income (loss) as previously reported	Impact of changes	Net income (loss) as restated
	(in thousands)
Business Banking	$87,263	(13,500)	73,763
Commercial Banking	306,863	(3,226)	303,637
Commercial Real Estate	230,668	(414)	230,254
Discretionary Portfolio	34,538	4,360	38,898
Residential Mortgage Banking	72,144	(7,464)	64,680
Retail Banking	94,646	119,418	214,064
All Other	(37,425)	(99,174)	(136,599)

Total	$788,697	—	788,697

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company’s segments is presented in the following table:

	Three months ended September 30
	2015			2014
	Total revenues (a)	Inter- segment revenues	Net income (loss)	Total revenues (a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$112,650	1,167	23,995	$113,425	1,082	25,038
Commercial Banking	270,554	1,097	108,422	247,282	1,281	100,705
Commercial Real Estate	181,478	469	85,312	170,772	442	78,676
Discretionary Portfolio	13,773	(5,365)	5,113	24,835	(5,478)	12,495
Residential Mortgage Banking	99,518	12,918	21,150	104,092	12,875	22,749
Retail Banking	308,520	3,292	64,721	316,052	3,735	72,057
All Other	146,033	(13,578)	(28,312)	143,712	(13,937)	(36,376)

Total	$1,132,526	—	280,401	$1,120,170	—	275,344

	Nine months ended September 30
	2015			2014
	Total revenues (a)	Inter- segment revenues	Net income (loss)	Total revenues (a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$332,341	3,334	74,160	337,929	3,359	73,763
Commercial Banking	774,392	3,281	312,926	748,978	3,834	303,637
Commercial Real Estate	535,909	978	250,501	500,814	1,315	230,254
Discretionary Portfolio	49,724	(16,184)	21,823	79,404	(15,799)	38,898
Residential Mortgage Banking	310,843	36,741	75,462	299,237	34,395	64,680
Retail Banking	914,484	9,688	202,415	934,386	11,137	214,064
All Other	494,779	(37,838)	(128,585)	421,488	(38,241)	(136,599)

Total	$3,412,472	—	808,702	3,322,236	—	788,697

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

	Average total assets (b)
	Nine months ended September 30		Year ended December 31
	2015	2014	2014
	(in millions)
Business Banking	$5,321	5,287	5,281
Commercial Banking	24,041	22,805	22,892
Commercial Real Estate	18,632	17,187	17,370
Discretionary Portfolio	23,153	20,306	20,798
Residential Mortgage Banking	3,007	3,016	3,076
Retail Banking	10,912	10,348	10,449
All Other	12,279	11,003	12,277

Total	$97,345	89,952	92,143

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,248,000 and $5,841,000 for the three-month periods ended September 30, 2015 and 2014, respectively, and $18,106,000 and $17,635,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
(b)	Average assets of the Commercial Real Estate and Residential Mortgage Banking segments for the nine months ended September 30, 2014 and the year ended December 31, 2014 differ by $246 million and $257 million, respectively, from the previously reported balances reflecting the change in the Company’s internal profitability reporting for a builder and developer lending unit which moved assets held by that unit from the Residential Mortgage Banking Segment to the Commercial Real Estate Segment.

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $33 million at September 30, 2015.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.3 billion and $4.8 billion at September 30, 2015 and December 31, 2014, respectively. Revenues from those servicing rights were $6 million for each of the quarters ended September 30, 2015 and 2014, respectively, and $17 million and $20 million for the nine months ended September 30, 2015 and 2014, respectively. The Company sub-services residential real estate loans for Bayview Financial having outstanding principal

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P., continued

balances totaling $39.5 billion and $41.3 billion at September 30, 2015 and December 31, 2014, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $26 million and $29 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $91 million and $82 million for the nine-month periods ended September 30, 2015 and 2014, respectively. In addition, the Company held $187 million and $202 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2015 and December 31, 2014, respectively, that were securitized by Bayview Financial.

16. Sale of trust accounts

In April 2015, the Company sold the trade processing business within the retirement services division of its Institutional Client Services business. That sale resulted in an after-tax gain of $23 million ($45 million pre-tax) that reflected the allocation of approximately $11 million of previously recorded goodwill to the divested business. Revenues of the sold business had been included in “trust income” and were $9 million during the three months ended March 31, 2015; $8 million and $26 million during the three months and nine months ended September 30, 2014, respectively; and $34 million during the year ended December 31, 2014. After considering related expenses, net income attributable to the business that was sold was not material to the consolidated results of operations of the Company in any of those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the third quarter of 2015 was $280 million or $1.93 of diluted earnings per common share, compared with $275 million or $1.91 of diluted earnings per common share in the year-earlier quarter. During the second quarter of 2015, net income totaled $287 million or $1.98 of diluted earnings per common share. Basic earnings per common share were $1.94 in the recent quarter, compared with $1.92 in the third quarter of 2014 and $1.99 in the second quarter of 2015. For the first nine months of 2015, net income was $809 million or $5.56 of diluted earnings per common share, compared with $789 million or $5.50 of diluted earnings per common share during the similar period of 2014. Basic earnings per common share were $5.59 and $5.54 for the first nine months of 2015 and 2014, respectively.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.13%, compared with 1.17% in the third quarter of 2014 and 1.18% in the second quarter of 2015. The annualized rate of return on average common shareholders’ equity was 8.93% in the third quarter of 2015, compared with 9.18% and 9.37% in the year-earlier quarter and in 2015’s second quarter, respectively. During the nine-month period ended September 30, 2015, the annualized rates of return on average assets and average common shareholders’ equity were 1.11% and 8.77%, respectively, compared with 1.17% and 9.07%, respectively, in the first nine months of 2014.

Results for the second quarter of 2015 reflected two noteworthy items. In early April 2015, the Company sold the trade processing business within the retirement services division of its Institutional Client Services business. That sale resulted in an after-tax gain of approximately $23 million ($45 million pre-tax). Also during the second quarter of 2015, the Company made $40 million of tax-deductible cash contributions to The M&T Charitable Foundation. The after-tax impact of those two items lowered net income and diluted earnings per common share during each of the second quarter of 2015 and the nine month period ended September 30, 2015 by approximately $1 million and $.01.

On August 27, 2012, M&T announced that it had entered into a definitive agreement with Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey, under which Hudson City would be acquired by M&T. The merger has received the approval of the common shareholders of M&T and Hudson City. M&T announced on September 30, 2015 that it had received the approval of the Federal Reserve to acquire Hudson City and on October 9, 2015 M&T announced that it had received the approval of the New York State Department of Financial Services. The transaction is expected to be completed on or about November 1, 2015, pending the satisfaction of customary closing conditions.

Pursuant to the terms of the agreement, Hudson City common shareholders will receive consideration for each common share of Hudson City in an amount valued at .08403 of an M&T share in the form of either M&T common stock or cash, based on the election of each Hudson City shareholder, subject to proration as specified in the merger agreement (which provides for an aggregate split of total consideration of 60% common stock of M&T and 40% cash). The estimated purchase price considering the closing price of M&T’s common stock of $121.95 on September 30, 2015 was $5.3 billion.

As of September 30, 2015, Hudson City had $35.1 billion of assets, including $19.2 billion of loans (predominantly residential real estate loans) and $7.9 billion of investment securities, and $30.3 billion of liabilities, including $17.9 billion of deposits.

Effective January 1, 2015, the Company elected to account for its investments in qualified affordable housing projects using the proportional amortization method as allowed by the Financial Accounting Standards Board (“FASB”). Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The adoption is required to be applied retrospectively. As a result, financial statements for periods prior to 2015 have been restated. The adoption did not have a significant effect on the Company’s consolidated financial position or results of operations, but the restatement of the consolidated statement of income for the three- and nine- month periods ended September 30, 2014 resulted in the removal of $14 million and $39 million, respectively, of losses associated with qualified affordable housing projects from “other costs of operations” and added the amortization of the initial cost of the investment of a similar amount to income tax expense. The similar restatement for the fourth quarter of 2014 also reflected approximately $14 million of amortization.

Recent Legislative and Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that was signed into law on July 21, 2010 has and will continue to significantly change the bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. In addition, other reforms have been adopted or are being considered by other regulators and policy makers. As required by the Dodd-Frank Act, various federal regulatory agencies have proposed or adopted a broad range of implementing rules and regulations and have prepared numerous studies and reports for Congress. However, given that many of the new and proposed rules are highly complex, the full impact of regulatory reform will not be known until the rules are implemented and market practices develop under the final regulations.

A discussion of the provisions of the Dodd-Frank Act is included in Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2014.

The Company is subject to the Federal Reserve’s revised comprehensive risk-based capital and leverage framework for U.S. banking organizations (the “New Capital Rules”), subject to certain transitional provisions. These rules went into effect as to M&T on January 1, 2015. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including M&T and M&T Bank, as compared to the U.S. general risk-based capital rules that were applicable to M&T and M&T Bank through December 31, 2014.

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

The Company is also subject to the provisions of the Dodd-Frank Act commonly referred to as the “Volcker Rule” which became effective in July 2015 (subject to a conformance period, as applicable). Pursuant to the Volcker Rule, banking entities are generally prohibited from engaging in proprietary trading and owning or sponsoring private equity or hedge funds, which are “covered funds” under that rule. Under the Volcker Rule, the Company is now required to be in compliance with the prohibition on proprietary trading and covered funds established after December 31, 2013. The Federal Reserve extended the compliance period to July 21, 2016 for investments in and relationships with covered funds that existed prior to January 1, 2014. The Federal Reserve has indicated that it intends to further extend that compliance period to July 21, 2017.

The Company believes that it has not engaged in any significant amount of proprietary trading as defined in the Volcker Rule. A review of the Company’s investments was undertaken to determine if any meet the Volcker Rule’s definition of covered funds. Based on that review, the Company believes that any impact related to investments considered to be covered funds would not have a material effect on the Company’s consolidated financial condition or its results of operations. Nevertheless, the Company may be required to divest certain investments subject to the Volcker Rule by the end of the compliance period, as extended.

On September 3, 2014, various federal banking regulators adopted final rules (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”) including the modified version applicable to bank holding companies, including M&T, with $50 billion in total consolidated assets that are not “advanced approaches” institutions. The LCR is intended to ensure that banks hold a sufficient amount of “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The LCR is the ratio of an institution’s amount of HQLA (the numerator) over projected net cash outflows over the 30-day period (the denominator), in each case, as calculated pursuant to the Final LCR Rule. Once fully phased-in, a subject institution must maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgage-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to a greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule.

The initial compliance date for the modified LCR is January 1, 2016, with the requirement fully phased-in by January 1, 2017. The Company intends to comply with the LCR as it is phased in. A detailed discussion of the LCR and its requirements is included in Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2014 under the heading “Liquidity Ratios under Basel III.”

On June 17, 2013, M&T and M&T Bank, the principal bank subsidiary of M&T, entered into a written agreement with the Federal Reserve Bank of New York. Under the terms of the agreement, M&T and M&T Bank were required to submit to the Federal Reserve Bank of New York a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations (“BSA/AML”) and to take certain other steps to enhance their compliance practices. M&T and M&T Bank have made significant progress towards implementing a program commensurate with the expanded scale and scope of the combined organization as recognized by the Board of Governors of the Federal Reserve System in its Order approving M&T and M&T Bank’s applications to acquire Hudson City and Hudson City Savings Bank. M&T and M&T Bank will continue to resolve all outstanding issues in the written agreement.

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses, if any, associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $3.5 billion at September 30, 2015 and $3.6 billion at each of September 30, 2014 and December 31, 2014. Included in such intangible assets was goodwill of $3.5 billion at each of those dates. Amortization of core deposit and other intangible assets, after tax effect, totaled $3 million ($.02 per diluted common share) in the recent quarter and $4 million ($.03 per diluted common share) during each of the year-earlier quarter and the second quarter of 2015. For the nine-month periods ended September 30, 2015 and 2014, amortization of core deposit and other intangible assets, after tax effect, totaled $10 million ($.08 per diluted common share) and $16 million ($.12 per diluted common share), respectively. There were no merger-related expenses during the first nine months of 2015 or 2014. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $283 million in the recent quarter, compared with $280 million in the third quarter of 2014. Diluted net operating earnings per common share for the third quarter of 2015 were $1.95, compared with $1.94 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $290 million and $2.01, respectively, in the second quarter of 2015. For the first nine months of 2015, net operating income and diluted net operating earnings per common share were $819 million and $5.64, respectively, compared with $805 million and $5.62, respectively, in the corresponding 2014 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.18%, compared with 1.24% in each of the year-earlier quarter and second quarter of 2015. Net operating income represented an annualized return on average tangible common equity of 12.98% in the recently completed quarter, compared with 13.80% in the third quarter of 2014 and 13.76% in 2015’s second quarter. For the first nine months of 2015, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.17% and 12.89%, respectively, compared with 1.25% and 13.84%, respectively, in the similar period of 2014.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income totaled $699 million in the third quarter of 2015, 4% higher than $675 million in the year-earlier quarter. That improvement reflects the impact of a $5.7 billion or 7% rise in average earning assets that was partially offset by a 9 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.14% in the recent quarter. The increase in average earning assets was attributable to higher average balances of loans and leases of $3.1 billion, investment securities of $1.7 billion and interest-bearing deposits at banks of $977 million. Lower yields on average investment securities and average loans and leases outstanding contributed to the narrowing of the net interest margin. Taxable-equivalent net interest income increased 1% in the recent quarter from $689 million in the second quarter of 2015, largely due to one additional day in the recent quarter and growth in average loans outstanding of $179 million. The benefit from that growth and, to a lesser extent, growth in other earning assets was mitigated by a narrowing of the net interest margin in the recent quarter to 3.14% from 3.17% in the second quarter of 2015.

For the first nine months of 2015, taxable-equivalent net interest income was $2.05 billion, up 2% from $2.01 billion in the similar period of 2014. That increase was attributable to higher average earning assets, which rose $7.4 billion or 9% to $87.0 billion in the first nine months of 2015, offset in part by a 22 basis point narrowing of the net interest margin to 3.16% in 2015 from 3.38% in 2014. That narrowing reflected lower yields on average loans outstanding and the impact of additions to the investment securities portfolio that were predominantly funded through the issuance of long-term borrowings. Those securities were added to facilitate compliance with upcoming Liquidity Coverage Ratio requirements.

Average loans and leases totaled $67.8 billion in the recent quarter, an increase of 5% as compared with $64.8 billion in the third quarter of 2014. Commercial loans and leases averaged $19.9 billion in the third quarter of 2015, up $1.0 billion or 6% from $18.9 billion in the year-earlier quarter. Average commercial real estate loans aggregated $28.3 billion in the recent quarter, an increase of $1.8 billion, or 7%, from $26.5 billion in the third quarter of 2014. Average residential real estate loans outstanding declined $285 million to $8.3 billion in 2015’s third quarter from $8.6 billion in the year-earlier quarter. Included in that portfolio were loans originated for sale, which averaged $466 million in the recently completed quarter, compared with $424 million in the third quarter of 2014. Consumer loans averaged $11.3 billion in the recent quarter, $500 million or 5% higher than $10.8 billion in the third quarter of 2014. That growth reflects a $503 million increase in average automobile loan balances.

Average loan and lease balances in the recent quarter rose $179 million from the second quarter of 2015. Average commercial real estate loans increased $101 million from 2015’s second quarter and average balances of consumer loans rose $211 million, while average outstanding commercial loan and lease balances decreased $35 million and average residential real estate loans declined $98 million. Management has chosen not to replace run-off in the residential real estate loan portfolio in advance of the Hudson City merger, as its portfolio is almost entirely comprised of residential mortgage loans. The commercial loan and lease portfolio decrease reflected the usual seasonal slowdown in loans to automobile dealers to finance their floor plan inventory. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	3rd Qtr. 2015	3rd Qtr. 2014	2nd Qtr. 2015
Commercial, financial, etc.	$19,939	6%	—%
Real estate – commercial	28,309	7	—
Real estate – consumer	8,348	(3)	(1)
Consumer
Automobile	2,271	28	8
Home equity lines	5,620	(2)	(1)
Home equity loans	234	(23)	(6)
Other	3,128	7	3

Total consumer	11,253	5	2

Total	$67,849	5%	—%

For the first nine months of 2015, average loans and leases aggregated $67.4 billion, up $3.1 billion or 5% from $64.3 billion in the corresponding 2014 period. The most significant factors contributing to that increase were growth in the commercial real estate and commercial loan and lease portfolios.

The investment securities portfolio averaged $14.4 billion in the recent quarter, up $1.7 billion or 13% from $12.8 billion in the third quarter of 2014 and $246 million or 2% above the $14.2 billion averaged in the second quarter of 2015. For the first nine months of 2015 and 2014, investment securities averaged $14.0 billion and $11.0 billion, respectively. Each of those increases from the respective prior periods reflects the net effect of purchases, partially offset by maturities and paydowns of mortgage-backed securities. The Company purchased approximately $4.6 billion of Fannie Mae securities and $602 million of Ginnie Mae securities that were added to the investment securities portfolio during 2014, and another $2.7 billion of Fannie Mae securities and $548 million of Ginnie Mae securities were purchased during the first nine months of 2015. Those purchases reflect increased holdings of investment securities to satisfy the requirements of the LCR that will become effective in January 2016.

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the first nine months of 2015 or 2014. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $6.2 billion in the recent quarter, compared with $5.2 billion and $5.5 billion in the third quarter of 2014 and the second quarter of 2015, respectively.

Interest-bearing deposits at banks are the largest component of those other earning assets and averaged $6.1 billion in the third quarter of 2015, compared with $5.1 billion in the year-earlier quarter and $5.3 billion in 2015’s second quarter. For the nine-month periods ended September 30, 2015 and 2014, average balances of other earning assets were $5.6 billion and $4.3 billion, respectively, including $5.5 billion and $4.1 billion, respectively, of interest-bearing deposits at banks. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, liquidity requirements, ongoing repayments, the levels of deposits, and management of balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $88.4 billion in the third quarter of 2015, compared with $82.8 billion in the year-earlier quarter and $87.3 billion in the second quarter of 2015. Average earning assets totaled $87.0 billion and $79.6 billion during the nine-month periods ended September 30, 2015 and 2014, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $72.0 billion in the third quarter of 2015, up 4% from $69.1 billion in the year-earlier quarter and 1% higher than $71.2 billion in the second quarter of 2015. The low interest rate environment in recent years has resulted in a shift in customer savings trends, as average time deposits have continued to decline. The growth in average core deposits from the year-earlier quarter reflects increases of approximately $1.2 billion in each of commercial customer deposits and trust demand deposits. When compared with the second quarter of 2015, average balances of commercial customer deposits were $1.1 billion higher in the recent quarter and trust demand deposits increased by $469 million. Those increases were partially offset by a $578 million seasonal decline in municipal deposits during the third quarter of 2015. The following table provides an analysis of quarterly changes in the components of average core deposits. For the nine-month periods ended September 30, 2015 and 2014, core deposits averaged $71.1 billion and $67.5 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	3rd Qtr. 2015	3rd Qtr. 2014	2nd Qtr. 2015
NOW accounts	$1,289	27%	(1)%
Savings deposits	40,049	—	(1)
Time deposits	2,449	(15)	(5)
Noninterest-bearing deposits	28,251	12	6

Total	$72,038	4%	1%

The Company has additional funding sources including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000 averaged $350 million in the third quarter of 2015, compared with $361 million and $353 million in the third quarter of 2014 and the second quarter of 2015, respectively. Cayman Islands office deposits averaged $206 million, $325 million and $212 million for the three-month periods ended September 30, 2015, September 30, 2014 and June 30, 2015, respectively. Brokered time deposits were not significant in the quarters ended September 30, 2015, September 30, 2014 or June 30, 2015. The Company has brokered NOW and brokered money-market deposit accounts, which in the aggregate averaged $1.2 billion during the recent quarter, compared with $1.0 billion and $1.1 billion during the third quarter of 2014 and the second quarter of 2015, respectively. The levels of brokered deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits is also reflective of customer demand. Additional amounts of Cayman Islands office deposits and brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Average short-term borrowings totaled $174 million in the recent quarter, compared with $181 million in the third quarter of 2014 and $195 million in the second quarter of 2015. Short-term borrowings were largely comprised of unsecured federal funds borrowings, which generally mature on the next business day.

Long-term borrowings averaged $10.1 billion in the recent quarter, compared with $8.5 billion in the third quarter of 2014 and $10.2 billion in the second quarter of 2015. During 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Average balances of the unsecured senior notes issued under that program were $5.5 billion during each of the two most recent quarters and $3.6 billion during the third quarter of 2014. During February 2015, M&T Bank issued $1.5 billion of senior notes of which $750 million mature in 2020 and $750 million mature in 2025. The proceeds from the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high-quality liquid assets that will meet the requirements of the LCR. Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $1.2 billion in each of the recent quarter, the third quarter of 2014 and the second quarter of 2015. Subordinated capital notes included in long-term borrowings averaged $1.5 billion in each of the two most recent quarters and $1.6 billion in the quarter ended September 30, 2014. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $513 million in the most recent quarter, compared with $834 million in the third quarter of 2014 and $562 million in the second quarter of 2015. In accordance with its 2015 capital plan, on April 15, 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Those borrowings had a weighted-average interest rate of 8.24%. Further information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.4 billion during each of the third quarters of 2015 and 2014 and the second quarter of 2015. The agreements have various repurchase dates through 2017, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of September 30, 2015, interest rate swap agreements were used to hedge approximately $1.4 billion of outstanding fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.93% in the third quarter of 2015, compared with 3.05% in the third quarter of 2014 and 2.97% in the second quarter of 2015. The yield on earning assets during the recent quarter was 3.48%, down 11 basis points from 3.59% in the year-earlier quarter, while the rate paid on interest-bearing liabilities increased 1 basis point to .55% from .54% in the third quarter of 2014. In the second quarter of 2015, the yield on earning assets was 3.52% and the rate paid on interest-bearing liabilities was .55%. For the first nine months of 2015, the net interest spread was 2.96%, down 23 basis points from the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the nine-month period ended September 30, 2015 were 3.51% and .55%, respectively, compared with 3.72% and .53%, respectively, in the first nine months of 2014. The narrowing of the net interest spread in the 2015 periods as compared with the three months and nine months ended September 30, 2014 reflects the higher level of deposits held at the Federal Reserve Bank of New York, higher average balances of investment securities and long-term borrowings, and the ongoing impact of the low interest rate environment on the yields earned on investment securities and loans.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $32.6 billion in the recent quarter, compared with $28.4 billion in the third quarter of 2014 and $30.8 billion in the second quarter of 2015. The increase in average net interest-free funds in the recent quarter as compared with the third quarter of 2014 was predominantly the result of higher average balances of noninterest-bearing deposits. Such deposits averaged $28.3 billion, $25.1 billion and $26.8 billion in the quarters ended September 30, 2015, September 30, 2014 and June 30, 2015, respectively. The growth in average noninterest-bearing deposits from the year-earlier quarter and the second quarter of 2015 reflects increases in commercial customer deposits of approximately $1.5 billion and $930 million, respectively, and trust demand deposits of approximately $1.2 billion and $469 million, respectively. During the first nine months of 2015 and 2014, average net interest-free funds were $30.9 billion and $28.0 billion, respectively. That increase was also reflective of higher average balances of noninterest-bearing deposits, which totaled $26.9 billion and $24.9 billion during the first nine months of 2015 and 2014, respectively. Goodwill and core deposit and other intangible assets averaged $3.5 billion during each of the two most recent quarters, compared with $3.6 billion in the quarter ended September 30, 2014. Goodwill was reduced by approximately $11 million during the second quarter of 2015 as a result of the previously noted sale of the Company’s trade processing business in that quarter. The cash surrender value of bank owned life insurance averaged $1.7 billion in each of the three-month periods ended September 30, 2015, September 30, 2014 and June 30, 2015. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .21% in the recent quarter, compared with .18% in the third quarter of 2014 and .20% in the second quarter of 2015. That contribution for the first nine months of 2015 and 2014 was .20% and .19%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.14% in the recent quarter, compared with 3.23% in the third quarter of 2014 and 3.17% in the second quarter of 2015. During the nine-month periods ended September 30, 2015 and 2014, the net interest margin was 3.16% and 3.38%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin. In particular, the relatively low interest rate environment continues to exert downward pressure on yields on loans, investment securities and other earning assets.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of September 30, 2015, September 30, 2014 and June 30, 2015. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those interest rate swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized during the quarters ended September 30, 2015 and 2014 and the quarter ended June 30, 2015 were not material to the Company’s consolidated results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $61 million at September 30, 2015, $76 million at September 30, 2014, $64 million at June 30, 2015 and $73 million at December 31, 2014. The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of September 30, 2015 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $35 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.29%, respectively, at September 30, 2015. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended September 30
	2015		2014
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(10,999)	(.08)	(11,227)	(.08)

Net interest income/margin	$10,999	.05%	$11,227	.05%

Average notional amount	$1,400,000		$1,547,826

Rate received (b)		4.42%		4.00%
Rate paid (b)		1.25%		1.07%

	Nine months ended September 30
	2015		2014
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(33,419)	(.08)	(33,783)	(.09)

Net interest income/margin	$33,419	.06%	$33,783	.06%

Average notional amount	$1,400,000		$1,457,143

Rate received (b)		4.42%		4.25%
Rate paid (b)		1.22%		1.14%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings totaled $122 million, $114 million and $135 million at September 30, 2015, September 30, 2014 and December 31, 2014, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $206 million at September 30, 2015, $242 million at September 30, 2014 and $177 million at December 31, 2014. The Company has also benefited from the placement of brokered deposits. The Company has brokered NOW and brokered money-market deposit accounts which aggregated $1.2 billion at September 30, 2015, $1.0 billion at September 30, 2014 and $1.1 billion at December 31, 2014. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $2 million at September 30, 2014, while there were no outstanding VRDBs in the Company’s trading account at September 30, 2015 or December 31, 2014. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.8 billion at September 30, 2015, compared with $1.7 billion at September 30, 2014 and $2.0 billion at December 31, 2014. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2015 approximately $1.5 billion was available for payment of dividends to M&T from banking subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 5 of Notes to Financial Statements.

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

The accompanying table as of September 30, 2015 and December 31, 2014 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	September 30, 2015	December 31, 2014
+200 basis points	$276,710	246,028
+100 basis points	159,469	134,393
-100 basis points	(85,404)	(74,634)

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

The notional amounts of interest rate contracts entered into for trading account purposes aggregated $17.6 billion at each of September 30, 2015 and December 31, 2014, compared with $17.2 billion at September 30, 2014. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes totaled $1.6 billion, $1.0 billion and $1.3 billion at September 30, 2015, September 30, 2014 and December 31, 2014, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $341 million and $233 million, respectively, at September 30, 2015, $297 million and $182 million, respectively, at September 30, 2014, and $308 million and $203 million, respectively, at December 31, 2014. Included in trading account assets at September 30, 2015 were assets related to deferred compensation plans totaling $23 million, compared with $26 million at September 30, 2014 and $27 million at December 31, 2014. Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at September 30, 2015 were $27 million of liabilities related to deferred compensation plans, compared with $30 million at each of September 30, 2014 and December 31, 2014. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the third quarter of 2015 was $44 million, compared with $29 million in the year-earlier quarter and $30 million in the second quarter of 2015. For the nine-month periods ended September 30, 2015 and 2014, the provision for credit losses was $112 million and $91 million, respectively. Net loan charge-offs were $40 million in the recent quarter, up from $28 million in the third quarter of 2014 and $21 million in the second quarter of 2015. The higher level of net loan charge-offs in 2015’s third quarter reflected an increase in net commercial loan and lease charge-offs to $22 million from $8 million in last year’s third quarter and $4 million in the second quarter of 2015. The largest individual charge-off in the recent quarter was $6 million related to a loan with a general contractor in the greater New York City region. No other individual charge-offs were greater than $3 million and there was no concentration of charge-offs in any particular region or industry. Net charge-offs as an annualized percentage of average loans and leases were .24% in the third quarter of 2015, compared with .17% and .13% in the third quarter of 2014 and the second quarter of 2015, respectively. Net charge-offs for the nine-month periods ended September 30 aggregated $98 million in 2015 and $89 million in 2014, representing an annualized rate of .19% of average loans and leases in each respective period. A summary of net charge-offs by loan type is presented in the accompanying table.

NET CHARGE-OFFS

BY LOAN/LEASE TYPE

In thousands

	2015
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, leasing, etc.	$8,411	4,056	21,590	34,057
Real estate:
Commercial	6,094	2,429	84	8,607
Residential	2,129	2,071	2,143	6,343
Consumer	19,555	12,830	16,372	48,757

	$36,189	21,386	40,189	97,764

	2014
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year to-date
Commercial, financial, leasing, etc.	$9,146	10,140	8,072	27,358
Real estate:
Commercial	289	1,322	399	2,010
Residential	5,822	2,701	1,695	10,218
Consumer	16,651	14,939	17,867	49,457

	$31,908	29,102	28,033	89,043

Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2015, September 30, 2014 and June 30, 2015, respectively, of: automobile loans of $2 million, $3 million and $2 million; recreational vehicle loans of $3 million, $2 million and $2 million; and home equity loans and lines of credit, including Alt-A second lien loans, of $3 million, $5 million and $3 million. Alt-A loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Loans in the Company’s Alt-A portfolio were originated by the Company prior to 2008.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. The excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans obtained in acquisitions subsequent to 2008 was $2.0 billion, $2.9 billion and $2.6 billion at September 30, 2015, September 30, 2014 and December 31, 2014, respectively. The portion of the nonaccretable balance related to remaining principal losses as well as life-to-date principal losses charged against the nonaccretable balance as of

September 30, 2015 and December 31, 2014 are presented in the accompanying table.

	Nonaccretable balance - principal
	Remaining balance		Life-to-date charges
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in thousands)
Commercial, financing, leasing, etc.	$18,300	19,589	78,613	78,736
Commercial real estate	54,530	70,261	263,524	276,681
Residential real estate	13,742	15,958	60,824	59,552
Consumer	25,684	29,582	80,216	77,819

Total	$112,256	135,390	483,177	492,788

Nonaccrual loans totaled $787 million or 1.15% of total loans and leases outstanding at September 30, 2015, compared with $848 million or 1.29% at September 30, 2014, $799 million or 1.20% at December 31, 2014 and $797 million or 1.17% at June 30, 2015. The decline in nonaccrual loans at the most recent quarter-end as compared with September 30, 2014 was largely due to lower commercial real estate loans, including residential builder and developer and construction loans, and residential real estate loans, partially offset by an increase in commercial loans in nonaccrual status.

Accruing loans past due 90 days or more (excluding acquired loans) were $231 million, or .34% of total loans and leases at September 30, 2015, compared with $313 million or .48% at September 30, 2014, $245 million or .37% at December 31, 2014 and $239 million or .35% at June 30, 2015. Those loans included loans guaranteed by government-related entities of $194 million at September 30, 2015, $265 million at September 30, 2014, $218 million at December 31, 2014 and $207 million at June 30, 2015. Such guaranteed loans included one-to-four family residential real estate loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $182 million at September 30, 2015, $237 million at September 30, 2014, $196 million at December 31, 2014 and $195 million at June 30, 2015. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. Acquired accruing loans past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $81 million at September 30, 2015, compared with $132 million at September 30, 2014, $110 million at December 31, 2014 and $79 million at June 30, 2015.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $149 million at September 30, 2015, or .22% of total loans. Purchased impaired loans totaled $237 million and $198 million at September 30 and December 31, 2014, respectively. The declines in such loans from the respective 2014 dates were predominantly the result of payments received from customers.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $153 million, $142 million and $149 million at September 30, 2015, September 30, 2014 and December 31, 2014, respectively.

Nonaccrual commercial loans and leases totaled $224 million at September 30, 2015, $191 million at September 30, 2014, $177 million at December 31, 2014 and $210 million at June 30, 2015. The largest individual commercial loans placed in nonaccrual status during 2015 were $24 million with a multi-regional automobile rental agency and $19 million with a commercial maintenance services provider with operations in New Jersey and Pennsylvania. Commercial real estate loans classified as nonaccrual aggregated $235 million at September 30, 2015, $274 million a year earlier, $239 million at December 31, 2014 and $246 million at June 30, 2015. Included in those amounts were nonaccrual loans to residential homebuilders and developers of $46 million and $73 million at September 30, 2015 and September 30, 2014, respectively, $72 million at December 31, 2014 and $57 million at June 30, 2015. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended September 30, 2015 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	September 30, 2015			Quarter ended September 30, 2015
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(a)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$646,045	$4,711	.73%	$1,439	.77%
Pennsylvania	146,223	26,668	18.24	(71)	(.20)
Mid-Atlantic	450,578	16,009	3.55	(135)	(.12)
Other	393,454	1,411	.36	—	—

Total	$1,636,300	$48,799	2.98%	$1,233	.29%

(a)	Includes approximately $22 million of loans not secured by real estate, of which approximately $3 million were in nonaccrual status.

Residential real estate loans classified as nonaccrual were $218 million at September 30, 2015, compared with $264 million at September 30, 2014, $258 million at December 31, 2014, and $233 million at June 30, 2015. Included in residential real estate loans classified as nonaccrual were Alt-A loans of $64 million at September 30, 2015, compared with $80 million at September 30, 2014, $78 million at December 31, 2014 and $68 million at June 30, 2015. Residential real estate loans past due 90 days or more and accruing interest (excluding acquired loans) totaled $194 million at September 30, 2015, compared with $264 million at September 30, 2014, $216 million at December 31, 2014 and $207 million at June 30, 2015. A substantial portion of such amounts related to loans guaranteed by government-related entities. Information about location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2015 is presented in the accompanying table.

Nonaccrual consumer loans totaled $110 million and $119 million at September 30, 2015 and 2014, respectively, compared with $125 million at December 31, 2014 and $108 million at June 30, 2015. Included in nonaccrual consumer loans and leases at September 30, 2015, September 30, 2014, December 31, 2014 and June 30, 2015 were automobile loans of $14 million, $17 million, $18 million and $15 million, respectively; recreational vehicle loans of $8 million, $10 million, $11 million and $8 million, respectively; and outstanding balances of home equity loans and lines of credit, including junior lien Alt-A loans, of $78 million, $85 million, $89 million and $78 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2015 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	September 30, 2015			Quarter ended September 30, 2015
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$3,399,963	$57,685	1.70%	$987	.11%
Pennsylvania	1,071,686	16,266	1.52	512	.19
Mid-Atlantic	1,979,162	31,579	1.60	502	.10
Other	1,424,201	46,243	3.25	196	.05

Total	$7,875,012	$151,773	1.93%	$2,197	.11%

Residential construction:
New York	$7,248	$168	2.31%	$29	1.55%
Pennsylvania	3,734	776	20.79	2	.24
Mid-Atlantic	9,930	—	—	—	—
Other	12,254	637	5.20	13	.44

Total	$33,166	$1,581	4.77%	$44	.54%

Alt-A first mortgages:
New York	$52,605	$16,358	31.10%	$109	.82%
Pennsylvania	9,054	2,115	23.36	69	2.92
Mid-Atlantic	61,469	7,825	12.73	(381)	(2.42)
Other	179,756	38,053	21.17	105	.23

Total	$302,884	$64,351	21.25%	$(98)	(.13)%

Alt-A junior lien:
New York	$941	$19	1.98%	$—	—%
Pennsylvania	348	34	9.83	—	—
Mid-Atlantic	2,492	113	4.52	—	—
Other	6,000	429	7.16	20	1.32

Total	$9,781	$595	6.08%	$20	.79%

First lien home equity loans:
New York	$14,245	$3,600	25.27%	$(3)	(.09)%
Pennsylvania	46,369	3,006	6.48	98	.81
Mid-Atlantic	64,513	1,418	2.20	25	.15
Other	865	132	15.32	—	—

Total	$125,992	$8,156	6.47%	$120	.36%

First lien home equity lines:
New York	$1,339,394	$13,844	1.03%	$744	.22%
Pennsylvania	839,265	6,320	.75	310	.15
Mid-Atlantic	862,510	4,472	.52	190	.09
Other	35,114	1,401	3.99	—	—

Total	$3,076,283	$26,037	.85%	$1,244	.16%

Junior lien home equity loans:
New York	$12,750	$3,291	25.81%	$36	1.10%
Pennsylvania	16,141	748	4.63	29	.70
Mid-Atlantic	55,615	1,875	3.37	(9)	(.07)
Other	6,797	810	11.92	(6)	(.32)

Total	$91,303	$6,724	7.36%	$50	.21%

Junior lien home equity lines:
New York	$936,375	$23,758	2.54%	$1,120	.47%
Pennsylvania	381,831	3,703	.97	41	.04
Mid-Atlantic	1,156,670	7,283	.63	865	.30
Other	66,758	1,870	2.80	(87)	(.52)

Total	$2,541,634	$36,614	1.44%	$1,939	.30%

Real estate and other foreclosed assets were $66 million at September 30, 2015, compared with $68 million at September 30, 2014, and $64 million at each of December 31, 2014 and June 30, 2015. At September 30, 2015, foreclosed assets included $43 million of residential real estate properties.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2015 Quarters			2014 Quarters
	Third	Second	First	Fourth	Third
Nonaccrual loans	$787,098	797,146	790,586	799,151	847,784
Real estate and other foreclosed assets	66,144	63,734	62,578	63,635	67,629

Total nonperforming assets	$853,242	860,880	853,164	862,786	915,413

Accruing loans past due 90 days or more(a)	$231,465	238,568	236,621	245,020	312,990

Government guaranteed loans included in totals above:
Nonaccrual loans	$48,955	58,259	60,508	69,095	68,586
Accruing loans past due 90 days or more	193,998	206,775	193,618	217,822	265,333

Renegotiated loans	$189,639	197,145	198,911	202,633	209,099

Acquired accruing loans past due 90 days or more(b)	$80,827	78,591	80,110	110,367	132,147

Purchased impaired loans(c):
Outstanding customer balance	$278,979	312,507	335,079	369,080	429,915
Carrying amount	149,421	169,240	184,018	197,737	236,662

Nonaccrual loans to total loans and leases, net of unearned discount	1.15%	1.17%	1.18%	1.20%	1.29%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.24%	1.26%	1.27%	1.29%	1.39%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.34%	.35%	.35%	.37%	.48%

(a)	Excludes acquired loans. Predominantly residential mortgage loans.
(b)	Acquired loans that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2015 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) continuing weakness in industrial employment in upstate New York and central Pennsylvania; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the troubled state of financial and credit markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; low levels of workforce participation; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 60% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $2.3 billion at each of September 30, 2015 and June 30, 2015, compared with $2.0 billion at September 30, 2014 and $1.8 billion at December 31, 2014. Increases in criticized loan balances since December 31, 2014 included approximately $251 million categorized as commercial real estate loans and $244 million as commercial loans. Approximately 98% of loan balances added to the criticized category during the first nine months of 2015 were less than 90 days past due and 96% had a current payment status. Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the incremental impact to the allowance for credit losses resulting from the increase to the criticized loan category was not material. The borrower industries most significantly impacting the higher level of criticized loans were investment real estate, services and manufacturing. The metropolitan New York City region was most affected by the increases. Loan officers with the support of loan review personnel in different geographic locations are responsible to review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral that was securing the Company’s residential real estate loans was located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan is classified as nonaccrual. At September 30, 2015, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 73% (or approximately 33% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At September 30, 2015, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $22 million, compared with $26 million at September 30, 2014, $24 million at December 31, 2014 and $22 million at June 30, 2015. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. Additionally, the Company generally evaluates home equity loans and lines of credit that are more than 150 days past due for collectibility on a loan-by-loan basis and the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off at that time. In determining the amount of such charge-offs, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2015, approximately 88% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 10% were making contractually allowed payments that do not include any repayment of principal.

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

Management believes that the allowance for credit losses at September 30, 2015 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $934 million, or 1.36% of total loans and leases at September 30, 2015, compared with $919 million or 1.40% at September 30, 2014, $920 million or 1.38% at December 31, 2014 and $930 million or 1.36% at June 30, 2015. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value based on estimated future cash flows expected to be received on those loans. Those cash flows reflect the impact of expected defaults on customer repayment performance. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans was 119% at September 30, 2015, compared with 108% at September 30, 2014, 115% at December 31, 2014 and 117% at June 30, 2015. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in determining the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $440 million in the third quarter of 2015, compared with $451 million in the year-earlier quarter and $497 million in the second quarter of 2015. Reflected in other income in the second quarter of 2015 was a $45 million gain from the divestiture of the trade processing business within the retirement services business of the Company. Excluding that gain, other income totaled $452 million in the second quarter of 2015. The decline in the recent quarter as compared with the year-earlier quarter resulted predominantly from lower mortgage banking revenues and trust income, partially offset by higher gains on the sale of previously leased equipment. The lower trust income reflects the impact of the divested trade processing business. As compared with the second quarter of 2015, lower mortgage banking revenues and loan syndication fees were partially offset by higher gains on the sale of previously leased equipment.

Mortgage banking revenues were $84 million in the recently completed quarter, compared with $94 million in the third quarter of 2014 and $103 million in the second quarter of 2015. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $67 million in the third quarter of 2015, compared with $73 million in the third quarter of 2014 and $75 million in the second quarter of 2015. The lower level of residential mortgage banking revenues in the recent quarter as compared with the year-earlier quarter and 2015’s second quarter reflects a decline in revenues associated with servicing residential real estate loans for others and lower realized and unrealized gains.

New commitments to originate residential real estate loans to be sold were approximately $870 million in the recent quarter, compared with $878 million and $995 million in the third quarter of 2014 and the second quarter of 2015, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $18 million in the recently completed quarter, compared with gains of $19 million and $21 million in the third quarter of 2014 and the second quarter of 2015, respectively.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues were reduced for such obligations by $1 million during each of the recent quarter, the third quarter of 2014 and the second quarter of 2015.

Loans held for sale that were secured by residential real estate totaled $422 million at September 30, 2015, $466 million at September 30, 2014 and $435 million at December 31, 2014. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $817 million and $587 million, respectively, at September 30, 2015, $827 million and $557 million, respectively, at September 30, 2014 and $717 million and $432 million, respectively, at December 31, 2014. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $18 million at September 30, 2015, $20 million at September 30, 2014 and $19 million at December 31, 2014. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenues of less than $1 million in the recent quarter and $2 million in the second quarter of 2015, compared with a net increase in revenues of less than $1 million in the third quarter of 2014.

Revenues from servicing residential real estate loans for others were $49 million in the recent quarter, compared with $54 million in the third quarter of 2014 and $53 million in the second quarter of 2015. The decline in the recent quarter as compared with the earlier quarters is largely reflective of lower sub-servicing activities. Revenues earned for sub-servicing loans were $26 million for the three-month period ended September 30, 2015, compared with $30 million for each of the three-month periods ended September 30, 2014 and June 30, 2015. Residential real estate loans serviced for others totaled $64.3 billion at September 30, 2015, $69.7 billion at September 30, 2014, $67.2 billion at December 31, 2014 and $66.5 billion at June 30, 2015. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $40.2 billion at September 30, 2015, $44.4 billion at September 30, 2014, $42.1 billion at December 31, 2014 and $42.3 billion at June 30, 2015. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”).

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage loan servicing assets totaled $117 million at September 30, 2015, compared with $114 million at September 30, 2014 and $111 million at December 31, 2014.

Commercial mortgage banking revenues were $18 million in the third quarter of 2015, compared with $20 million in the year-earlier period and $28 million in the second quarter of 2015. Included in such amounts were revenues from loan origination and sales activities of $8 million in the recent quarter, compared with $11 million in the third quarter of 2014 and $17 million in the second quarter of 2015. The decline in such revenues was due to lower origination volume as commitments to purchase multi-family commercial real estate loans by Fannie Mae and Freddie Mac slowed from the first half of the year. Commercial real estate loans originated for sale to other investors totaled $190 million in the recent quarter, compared with $513 million and $890 million in the third quarter of 2014 and the second quarter of 2015, respectively. Loan servicing revenues were $10 million in the recent quarter, compared with $9 million in the year-earlier quarter and $11 million in the second quarter of 2015. Capitalized commercial mortgage servicing assets totaled $81 million at September 30, 2015 and $73 million at each of September 30 and December 31, 2014. Commercial real estate loans serviced for other investors totaled $11.6 billion at September 30, 2015 and $11.3 billion at each of September 30, 2014 and December 31, 2014, and included $2.5 billion, $2.3 billion and $2.4 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $161 million and $89 million, respectively, at September 30, 2015, $300 million and $141 million, respectively, at September 30, 2014 and $520 million and $212 million, respectively, at December 31, 2014. Commercial real estate loans held for sale at September 30, 2015, September 30, 2014 and December 31, 2014 were $71 million, $159 million and $308 million, respectively.

Service charges on deposit accounts totaled $107 million in the third quarter of 2015, compared with $110 million in the year-earlier quarter and $105 million in the second quarter of 2015. The lower levels of fees in the two most recent quarters as compared with the third quarter of 2014 were largely due to lower consumer deposit service fees, particularly overdraft fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Revenues associated with the ICS business were approximately $53 million, $63 million and $52 million during the quarters ended September 30, 2015, September 30, 2014 and June 30, 2015, respectively. The ICS revenue decline in the two most recent quarters as compared with the third quarter of 2014 reflects the April 2015 divestiture of the trade processing business within the retirement services division. Revenues associated with the trade processing business totaled $8 million during the quarter ended September 30, 2014 and $9 million during the first quarter of 2015. After consideration of operating expenses, the net income of the sold business was not material to the Company’s consolidated results of operations in any period noted herein. Revenues attributable to WAS were approximately $53 million, $56 million and $58 million for the three-month periods ended September 30, 2015, September 30, 2014 and June 30, 2015, respectively. The second quarter of 2015 included $3 million of seasonal tax preparation fees. The decline in revenue in the recent quarter when compared to last year’s third quarter and the remainder of the decline from the second quarter of 2015 was attributable to lower values of managed assets, due in part to the recent stock market decline. In total, trust income aggregated $114 million in the third quarter of 2015, compared with $129 million and $119 million in the year-earlier quarter and the second quarter of 2015, respectively. Total trust assets, which include assets under management and assets under administration, aggregated $200.0 billion at September 30, 2015, compared with $276.6 billion at September 30, 2014, $287.9 billion at December 31, 2014 and $205.0 billion at June 30, 2015. The decline in trust assets at the two most recent quarter-ends was predominantly due to the customer account balances included in the April 2015 sale of the trade processing business. Trust assets under management were $65.7 billion, $67.7 billion and $68.2 billion at September 30, 2015, September 30, 2014 and December 31, 2014, respectively. The Company’s proprietary mutual funds had assets of $11.7 billion, $12.4 billion and $13.3 billion at September 30, 2015, September 30, 2014 and December 31, 2014, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $17 million in each of the third quarters of 2015 and 2014 and the second quarter of 2015. Gains from trading account and foreign exchange activity were $8 million during the most recent quarter, $7 million during the year-earlier quarter and $6 million in the second quarter of 2015. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

M&T’s share of the operating losses of BLG was $4 million in each of the recent quarter and in 2014’s third quarter and $3 million in the second quarter of 2015. The operating losses of BLG in the respective quarters reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bondholders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down leading to BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is difficult to predict and given ongoing loan loss provisioning, it is not possible to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other revenues from operations totaled $113 million in the recent quarter, compared with $99 million in the third quarter of 2014 and $151 million in the second quarter of 2015. The increase in other revenues from operations in the recent quarter when compared with the year-earlier quarter was primarily due to $14 million of gains on the sale of previously leased equipment in the third quarter of 2015. Similar gains in the year-earlier period were less than $1 million. The recent quarter decline in other revenues from operations as compared with the second quarter of 2015 was predominantly due to the $45 million gain associated with the sale of the trade processing business in the retirement services division. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees (including loan syndication fees) totaled $29 million in each of the third quarters of 2015 and 2014, compared with $37 million in the second quarter of 2015. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $12 million in the third quarter of 2015, $13 million in the third quarter of 2014 and $15 million in the second quarter of 2015. Revenues from merchant discount and credit card fees were $27 million in the recent quarter, compared with $25 million in the year-earlier quarter and $26 million in the second quarter of 2015. Insurance-related sales commissions and other revenues totaled $9 million in the third quarter of 2015, $10 million in last year’s third quarter and $8 million in the second quarter of 2015.

Other income totaled $1.38 billion in the first nine months of 2015, compared with $1.33 billion in the corresponding 2014 period. Excluding the gain on the divestiture of the trade processing business, other income aggregated $1.33 billion in the first nine months of 2015. On that basis, higher mortgage banking revenues and gains on the sale of previously leased equipment were predominantly offset by lower trust income, reflecting the sale of the trade processing business, and lower service charges on deposit accounts.

Mortgage banking revenues were $288 million for the nine-month period ended September 30, 2015, up 7% from $269 million in the year-earlier period. Residential mortgage banking revenues rose 2% to $220 million during the first nine months of 2015 from $216 million in the similar 2014 period. New commitments to originate residential real estate loans to be sold were $2.8 billion and $2.5 billion during the first nine months of 2015 and 2014, respectively. Realized gains from sales of residential real estate loans and loan servicing rights (net of the impact of costs associated with obligations to repurchase real estate loans originated for sale) and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $60 million and $61 million during the nine-month periods ended September 30, 2015 and 2014, respectively. Residential mortgage banking revenues during the nine-month periods ended September 30, 2015 and 2014 were reduced by $4 million and $3 million, respectively, related to actual or anticipated settlements of repurchase obligations. Revenues from servicing residential mortgage loans for others were $160 million and $155 million for the first nine months of 2015 and 2014, respectively. That increase reflects higher sub-servicing revenues that totaled $91 million and $83 million in the 2015 and 2014 periods, respectively. Commercial mortgage banking revenues totaled $68 million and $53 million during the nine-month periods ended September 30, 2015 and 2014, respectively. That increase reflects higher revenues from loan origination and sales activities of $11 million and from loan servicing of $4 million. Commercial real estate loans originated for sale to others were $1.5 billion in the first nine months of 2015, compared with $1.1 billion in the comparable 2014 period.

Service charges on deposit accounts totaled $315 million and $322 million during the first nine months of 2015 and 2014, respectively. That decline resulted predominantly from lower consumer service charges, largely overdraft fees. Trust income aggregated $356 million during the nine-month period ended September 30, 2015, compared with $380 million a year earlier. That decline was largely attributable to $26 million of revenues in the first nine months of 2014 associated with the trade processing business that was sold in April 2015, compared with $9 million of similar revenues in the first quarter of 2015. Brokerage services income totaled $49 million during the first nine months of 2015, compared with $51 million in the year-earlier period. Trading account and foreign exchange activity resulted in gains of $21 million for each of the nine-month periods ended September 30, 2015 and 2014. M&T’s investment in BLG resulted in the recognition of losses of $11 million for the nine months ended September 30, 2015, compared with losses of $13 million in the year-earlier period.

Other revenues from operations were $359 million in the nine-month period ended September 30, 2015, compared with $297 million in the similar year-earlier period. That increase reflects the $45 million gain from the sale of the trade processing business and $15 million of gains from the sale of previously leased equipment. Similar gains were not significant during the first nine months of 2014. Also included in other revenues from operations during the nine-month periods ended September 30, 2015 and 2014 were the following significant components. Letter of credit and other credit-related fees totaled $92 million in 2015 and $96 million in 2014. Income from bank owned life insurance was $38 million and $37 million in 2015 and 2014, respectively. Merchant discount and credit card fees aggregated $77 million in 2015 and $70 million in 2014. Insurance-related sales commissions and other revenues were $29 million and $33 million in the first nine months of 2015 and 2014, respectively.

Other Expense

Effective January 1, 2015, M&T adopted amended guidance from the FASB for accounting for investments in qualified affordable housing projects under which the initial cost of such investments is amortized to income tax expense in proportion to the tax benefit received. The adoption of this accounting guidance did not have a significant effect on the Company’s consolidated financial position or results of operations, but did result in the restatement of the consolidated financial statements for 2014 and earlier years to remove net costs associated with qualified affordable housing projects from other expense and include the amortization of the investments in income tax expense. As a result, the amortization included in income tax expense was $10 million and $31 million in the three- and nine-month periods ended September 30, 2015, respectively, and $14 million and $39 million in the three- and nine-month periods ended September 30, 2014, respectively. Similarly, losses removed from other costs of operations and amortization amounts now included in income tax expense were $14 million in the fourth quarter of 2014.

Reflecting the application of the new accounting guidance, other expense aggregated $654 million in the third quarter of 2015, down from $665 million in the year-earlier period and $697 million in 2015’s second quarter.

Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $4 million and $7 million in the third quarters of 2015 and 2014, respectively, and $6 million in the second quarter of 2015. There were no merger-related expenses during those respective quarters. Exclusive of these nonoperating expenses, noninterest operating expenses were $650 million in the most recent quarter, compared with $658 million in the year-earlier quarter and $691 million in the second quarter of 2015. Reflected in operating expenses were contributions to The M&T Charitable Foundation of $40 million in the second quarter of 2015. There were no similar contributions in the recent quarter. Also reflected in the decline in noninterest operating expense in the recent quarter as compared with the year-earlier quarter were lower costs for professional services, partially offset by higher salaries and employee benefits expense.

Other expense for the first nine months of 2015 aggregated $2.04 billion, up $14 million or 1% from $2.02 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $17 million in 2015 and $27 million in 2014. There were no merger-related expenses during those respective periods. Exclusive of these nonoperating expenses, noninterest operating expenses through the first nine months of 2015 increased $23 million or 1% from the corresponding 2014 period. The most significant factors contributing to that increase were higher costs for salaries and employee benefits and charitable contributions, partially offset by lower professional services costs and FDIC assessments. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $364 million in the recent quarter, compared with $349 million in the third quarter of 2014 and $362 million in the second quarter of 2015. For the first three quarters of 2015, salaries and employee benefits expense totaled $1.12 billion, up 5% from $1.06 billion in the year-earlier period. As compared with the 2014 periods, the three months and nine months ended September 30, 2015 reflect the impact of annual merit increases for employees and higher pension expense. Higher incentive compensation costs also contributed to the increased salaries and benefits expense in the nine-month period ended September 30, 2015 as compared with the similar 2014 period. The increased pension expense in the 2015 periods was predominantly attributable to an increase in the amortization of unrecognized actuarial losses. Cumulative unrecognized actuarial losses increased from $191 million at December 31, 2013 to $512 million at December 31, 2014 due predominantly to a 75 basis point reduction in the discount rate and revised mortality tables released in 2014 by the Society of Actuaries used to determine the pension benefit obligation. In accordance with GAAP, net unrecognized gains or losses that exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Stock-based compensation totaled $11 million during each of the quarters ended September 30, 2015 and September 30, 2014, $17 million during the quarter ended June 30, 2015 and $55 million and $54 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The number of full-time equivalent employees was 15,456 at September 30, 2015, 15,260 at September 30, 2014, 15,312 at December 31, 2014 and 15,380 at June 30, 2015.

Excluding the nonoperating expense items described earlier from each period, nonpersonnel operating expenses were $286 million in the third quarter of 2015, compared with $309 million and $329 million in the year-earlier quarter and the second quarter of 2015, respectively. On the same basis, those expenses were $905 million and $937 million during the first nine months of 2015 and 2014, respectively. The decrease in such operating expenses in the recent quarter when compared with last year’s third quarter reflects lower professional services costs. The decrease in nonpersonnel operating expenses in the recent quarter as compared with the second quarter of 2015 was predominantly due to the $40 million of charitable contributions made in the second quarter of 2015. The decline in nonpersonnel operating expenses in the first nine months of 2015 as compared with the corresponding 2014 period was predominantly attributable to lower expenses for professional services, litigation-related costs and FDIC assessments, offset in part, by higher charitable contributions. Professional services costs related to BSA/AML compliance, capital planning and stress testing, risk management and other operational initiatives were elevated throughout 2014. The higher litigation-related charges in 2014 were associated with pre-acquisition activities of M&T’s Wilmington Trust entities.

The efficiency ratio, or noninterest operating expenses (as defined above) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 57.1% during the recent quarter, improved from 58.4% and 58.2% in the year-earlier quarter and the second quarter of 2015, respectively. The efficiency ratios for the nine-month periods ended September 30, 2015 and 2014 were 58.9% and 59.8%, respectively.

Income Taxes

The provision for income taxes for the third quarter of 2015 was $154 million, compared with $150 million and $167 million in the year-earlier quarter and second quarter of 2015, respectively. The effective tax rates were 35.5%, 35.3% and 36.8% for the quarters ended September 30, 2015, September 30, 2014 and June 30, 2015, respectively. For the nine-month periods ended September 30, 2015 and 2014, the provision for income taxes was $455 million and $419 million, respectively, and the effective tax rates were 36.0% and 34.7%, respectively. As noted earlier, effective January 1, 2015 the Company adopted amended guidance from the FASB for accounting for investments in qualified affordable housing projects, which resulted in the restatement of the consolidated financial statements for 2014 and earlier years. The adoption of the guidance resulted in higher effective tax rates than existed prior to such adoption. The Company attributed $11 million of non-deductible goodwill to the basis of the trade processing business sold in April 2015, which reduced the recorded gain. Excluding the impact of the attribution of the non-deductible goodwill, the effective tax rate for the three-month period ended June 30, 2015 and the nine-month period ended September 30, 2015 would have been 35.9% and 35.7%, respectively. During the second quarter of 2014, the Company resolved with tax authorities previously uncertain tax positions associated with pre-acquisition activities of M&T’s Wilmington Trust entities, resulting in a reduction of the provision for income taxes of $8 million. Excluding that reduction of income tax expense, the effective tax rate would have been 35.4% for the nine-month period ended September 30, 2014. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $12.9 billion at September 30, 2015, representing 13.21% of total assets, compared with $12.3 billion or 12.68% of total assets a year earlier and $12.3 billion or 12.76% at December 31, 2014.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of September 30, 2015, September 30, 2014 and December 31, 2014. Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.

Common shareholders’ equity was $11.7 billion, or $87.67 per share, at September 30, 2015, compared with $11.1 billion, or $83.99 per share, at September 30, 2014 and $11.1 billion, or $83.88 per share, at December 31, 2014. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $61.22 at the end of the recent quarter, compared with $57.10 a year earlier and $57.06 at December 31, 2014. The Company’s ratio of tangible common equity to tangible assets was 8.66% at September 30, 2015, compared with 8.05% a year earlier and 8.11% at December 31, 2014. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $128 million, or $.96 per common share, at September 30, 2015, compared with net unrealized gains of $109 million, or $.83 per common share, at September 30, 2014 and $127 million, or $.96 per common share, at December 31, 2014. Information about unrealized gains and losses as of September 30, 2015 and December 31, 2014 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at September 30, 2015 were pre-tax effect unrealized losses of $38 million on available-for-sale investment securities with an amortized cost of $2.1 billion and pre-tax effect unrealized gains of $274 million on securities with an amortized cost of $8.8 billion. The pre-tax effect unrealized losses reflect $18 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $124 million and an estimated fair value of $106 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at September 30, 2015 and December 31, 2014, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $187 million and $202 million, respectively, and a fair value of $148 million and $158 million, respectively. At September 30, 2015, 86% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 27% being independently rated as investment grade. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 16% at September 30, 2015, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of September 30, 2015. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 34% and 85%, respectively. The Company has concluded that as of September 30, 2015, its privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

As of September 30, 2015, based on a review of each of the remaining securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. It is likely that the Company will be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Volcker Rule. However, the amortized cost and fair value of those collateralized debt obligations were $24 million and $30 million, respectively, at September 30, 2015 and the Company did not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $289 million, or $2.17 per common share, at September 30, 2015, $95 million, or $.72 per common share, at September 30, 2014 and $306 million, or $2.31 per common share, at December 31, 2014.

Cash dividends declared on M&T’s common stock totaled $94 million in each of the two most recent quarters, compared with $93 million in the third quarter of 2014, and represented a quarterly dividend of $.70 per common share in each of those quarters. Common stock dividends during the nine-month periods ended September 30, 2015 and 2014 were $281 million and $278 million, respectively.

Cash dividends declared on preferred stock are detailed in the accompanying table. There were no cash dividends declared in the first quarter of 2014 on the Series E Preferred Stock issued in February 2014.

PREFERRED STOCK DIVIDENDS

In thousands

	1st Qtr.	2nd Qtr.	3rd Qtr.	Year- to-date
Series A – 2015	$3,666	3,666	3,666	10,998
Series A – 2014	3,666	3,666	3,666	10,998
Series C – 2015	2,414	2,414	2,414	7,242
Series C – 2014	2,414	2,414	2,414	7,242
Series D – 2015	8,594	8,593	8,594	25,781
Series D – 2014	8,594	8,593	8,594	25,781
Series E – 2015	5,644	5,644	5,644	16,932
Series E – 2014	—	5,770	5,769	11,539

Totals – 2015	$20,318	20,317	20,318	60,953

Totals – 2014	$14,674	20,443	20,443	55,560

The Company did not repurchase any shares of its common stock during 2014 or the first nine months of 2015.

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

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A., as of September 30, 2015 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2015

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.
Common equity Tier 1	10.08%	10.54%	88.19%
Tier 1 capital	11.94%	10.54%	88.19%
Total capital	14.70%	13.06%	88.94%
Tier 1 leverage	10.31%	9.11%	17.36%

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

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements. During 2015, certain methodology and organizational changes were made and, accordingly, the financial information for the Company’s reportable segments for 2014 has been restated to conform with the methods and assumptions used in 2015. As described in note 14 of Notes to Financial Statements, the methodology changes were largely the result of updated funds transfer pricing and various cost allocations. Additionally, the segment financial data also reflect the Company’s adoption of amended guidance for accounting for investments in qualified affordable housing projects.

The Business Banking segment earned $24 million in the third quarter of 2015, compared with $25 million in each of the three-month periods ended September 30, 2014 and June 30, 2015. As compared with the year-earlier quarter, a decrease in net interest income of $2 million was offset, in part, by higher merchant discount and credit card fees of $1 million. The lower net interest income reflected a narrowing of the net interest margin. The modest decline in net income as compared with the second quarter of 2015 reflected a $2 million increase in the provision for credit losses, due to higher net charge-offs, partially offset by an increase in merchant discount and credit card fees of $1 million. Net income recorded by the Business Banking segment totaled $74 million in each of the nine-month periods ended September 30, 2015 and 2014. As compared with the 2014 period, a $4 million decrease in the provision for credit losses, due to lower net charge-offs, a $3 million increase in merchant discount and credit card fees and lower costs for FDIC assessments of $1 million were offset by a decline in net interest income of $8 million. The decline in net interest income resulted from a narrowing of the net interest margin offset, in part, by an increase in average outstanding deposit balances of $543 million.

The Commercial Banking segment contributed net income of $108 million in each of the two most recent quarters, compared with $101 million in the third quarter of 2014. The recent quarter’s 8% improvement as compared with the year-earlier quarter reflected increased gains on sales of previously leased equipment of $13 million and a $7 million increase in net interest income, partially offset by a $9 million rise in the provision for credit losses, due to higher net charge-offs. The higher net interest income was due predominantly to higher average outstanding loan balances of $1.2 billion. As compared with the second quarter of 2015, increased gains on sales of previously leased equipment of $12 million and a $6 million increase in net interest income were partially offset by an $11 million increase in the provision for credit losses, due to higher net charge-offs, and lower credit-related fees of $7 million. The higher net interest income reflected a widening of the net interest margin on loans and a $665 million increase in average outstanding deposit balances. Year-to-date net income for this segment totaled $313 million in 2015 and $304 million in 2014. The improved performance in 2015 resulted largely from increased gains on sales of previously leased equipment of $15 million and an $8 million rise in net interest income, partially offset by a $6 million increase in the provision for credit losses. The higher net interest income reflected growth in average outstanding loan and deposit balances of $1.3 billion and $680 million, respectively.

The Commercial Real Estate segment recorded net income of $85 million during the quarter ended September 30, 2015, compared with $79 million earned in the year-earlier quarter and $83 million in the second quarter of 2015. The recent quarter’s 8% rise in net income as compared with 2014’s third quarter was largely due to a $9 million increase in net interest income, predominantly resulting from higher average outstanding loan balances of $1.7 billion. The increase in net income as compared with the second quarter of

2015 reflected an increase in net interest income and a decrease in the provision for credit losses, partially offset by a decline in mortgage banking revenues, the result of lower origination and sales activities. The higher net interest income resulted from increases in average outstanding loan balances of $177 million. Net income for the Commercial Real Estate segment was $251 million and $230 million for the first nine months of 2015 and 2014, respectively. That improvement reflects an $18 million rise in net interest income, a $13 million increase in mortgage banking revenues and a $3 million decrease in the provision for credit losses. The higher net interest income resulted largely from increases in average outstanding loan and deposit balances of $1.6 billion and $345 million, respectively, partially offset by a narrowing of the net interest margin.

The Discretionary Portfolio segment contributed net income of $5 million in the third quarter of 2015, compared with $12 million in the year-earlier quarter and $11 million in the second quarter of 2015. The decline in net income as compared with the year-earlier period was largely due to a $10 million decline in net interest income, partially offset by a $2 million decrease in the provision for credit losses. The lower net interest income reflected a 23 basis point narrowing of the net interest margin on investment securities resulting from the Company’s allocation of funding charges associated with those assets. The recent quarter’s unfavorable performance as compared with the immediately preceding quarter reflected a $3 million decrease in bank owned life insurance revenues and a $4 million decrease in net interest income, resulting from a narrowing of the net interest margin on investment securities and loans. Net income recorded by the Discretionary Portfolio segment totaled $22 million for the first nine months of 2015, compared with $39 million earned in the corresponding 2014 period. The decline was predominantly due to lower net interest income of $30 million that resulted from a 31 basis point narrowing of the net interest margin on investment securities.

Net contribution from the Residential Mortgage Banking segment totaled $21 million in the recent quarter, compared with $23 million in the third quarter of 2014 and $25 million in the second quarter of 2015. The recent quarter’s decline in net income as compared with the year-earlier quarter reflected a $6 million decrease in revenues from servicing residential real estate loans, largely related to sub-servicing activities, partially offset by lower amortization of capitalized servicing rights of $4 million (reflecting lower prepayment trends). The decline in net income in 2015’s third quarter as compared with the immediately preceding quarter reflected decreases in revenues from servicing residential real estate loans of $5 million and in revenues from mortgage origination and sales activities (including intersegment revenues) of $3 million. Year-to-date net income recorded by the Residential Mortgage Banking segment totaled $75 million in 2015 and $65 million in 2014. The improved performance in 2015 was attributable to: an $8 million increase in revenues from mortgage origination and sales activities (including intersegment revenues) due to higher origination volumes; a $4 million rise in revenues from servicing residential real estate loans, predominantly the result of increased sub-servicing activities; and lower amortization of capitalized servicing rights of $15 million. Partially offsetting those favorable factors were higher professional services and personnel-related costs of $2 million each and increased servicing costs.

Net income earned by the Retail Banking segment totaled $65 million in the quarter ended September 30, 2015, compared with $72 million in the year-earlier period and $69 million in the second quarter of 2015. The decline in net income as compared with the year-earlier quarter reflects a $3 million decrease in net interest income, a $2 million reduction in fees earned for providing deposit account services and an increase in centrally-allocated technology-related operating expenses. The lower net interest income resulted from a narrowing of the net interest margin, partially offset by an increase in average outstanding loans of $543 million. As compared with the immediately preceding quarter, a $4 million increase in the provision for credit losses, resulting from higher net charge-offs, and higher equipment and occupancy costs of $3 million were partially offset by a $2 million increase in net interest income. The increase in net interest income resulted from higher average outstanding loan balances of $209 million, partially offset by lower average outstanding deposit balances of $331 million. Year-to-date net income for this segment totaled $202 million in 2015 and $214 million in 2014. The year-over-year decline was due to a $9 million decrease in net interest income, a $5 million reduction in fees earned for providing deposit account services, a $4 million reduction in servicing revenues related to securitized automobile loans, and higher allocated expenses, largely compliance and technology-related. Those factors were offset, in part, by lower personnel-related and equipment and occupancy costs. The decline in net interest income resulted from a narrowing of the net interest margin, partially offset by a $594 million increase in average outstanding loan balances.

The “All Other” category encompasses other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related gains and expenses related to acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses of $28 million in the quarter ended September 30, 2015, $36 million in the third quarter of 2014 and $34 million in the second quarter of 2015. The most significant factors contributing to the reduced net loss in the recent quarter as compared to the year-earlier period include a decrease in professional services expenses of $18 million and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. Those favorable factors were largely offset by increases in personnel-related expenses of $13 million and a decline in trust income of $15 million, largely due to the impact of the sale of the trade processing business within the retirement services division of ICS in the second quarter of 2015. Results for the second quarter of 2015 reflected a $45 million pre-tax gain related to that sale, partially offset by $40 million of tax-deductible cash contributions to The M&T Charitable Foundation. The after-tax impact of those two items lowered net income by approximately $1 million. Furthermore, as compared with the second quarter of 2015, decreases during the recent quarter in personnel-related expenses of $3 million and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments were partially offset by decreases in trust income of $5 million, largely attributable to seasonal tax preparation fees in 2015’s second quarter. The “All Other” category had a net loss of $129 million in the first nine months of 2015, compared with $137 million in 2014. The favorable impact from lower professional services costs and the Company’s allocation methodologies was offset, in part, by increased personnel-related expenses and a decline in trust income, largely due to the impact of the sold trade processing business.

Recent Accounting Developments

As previously noted, the Company adopted amended accounting guidance for investments in qualified affordable housing projects under which the initial cost of investments in qualified affordable housing projects is amortized in proportion to the tax credits and other tax benefits received from such projects and recognized in the income statement as a component of income tax expense. As required, the guidance was applied retrospectively to all periods presented. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial position or results of operations, but did result in the restatement of the consolidated statement of income for the three-month and nine-month periods ended September 30, 2014 to remove $14 million and $39 million, respectively, of losses associated with qualified affordable housing projects from “other costs of operations” and include the amortization of the initial cost of the investment in income tax expense. The Company amortized $10 million and $31 million of its investments in qualified affordable housing projects to income tax expense during the three-month and nine-month periods ended September 30, 2015, respectively.

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

In January 2015, the Company also adopted amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended guidance also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company’s adoption of this guidance on January 1, 2015 did not have a significant effect on the Company’s consolidated financial position or results of operations. The Company has made the required disclosures in note 4 of Notes to Financial Statements.

In September 2015, the FASB issued amended guidance for measurement-period adjustments related to business combinations. The amended guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer will be required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for adjustments to provisional amounts that occur in annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is still evaluating the impact the guidance could have on its consolidated financial statements.

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

In April 2015, the FASB issued amended accounting guidance for debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect a material change in the presentation of its consolidated financial position upon adoption of this amended guidance.

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

In June 2014, the FASB issued amended accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 31, 2015, with earlier adoption permitted. The Company does not expect the amended guidance to have a material impact on its consolidated financial position or results of operations.

In May 2014, the FASB issued amended accounting and disclosure guidance for revenue from contracts with customers. The core principle of the accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amended disclosure guidance requires sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this guidance by one year. The amended guidance is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Company is still evaluating the impact the guidance could have on its consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2015 Quarters			2014 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$776,274	766,374	743,925	762,619	748,864	740,139	728,897
Interest expense	77,199	77,226	78,499	74,772	73,964	65,176	66,519

Net interest income	699,075	689,148	665,426	687,847	674,900	674,963	662,378
Less: provision for credit losses	44,000	30,000	38,000	33,000	29,000	30,000	32,000
Other income	439,699	497,027	440,203	451,643	451,111	456,412	420,107
Less: other expense	653,816	696,628	686,375	666,221	665,359	667,660	690,234

Income before income taxes	440,958	459,547	381,254	440,269	431,652	433,715	360,251
Applicable income taxes	154,309	166,839	133,803	156,713	150,467	143,530	125,289
Taxable-equivalent adjustment	6,248	6,020	5,838	6,007	5,841	5,849	5,945

Net income	$280,401	286,688	241,613	277,549	275,344	284,336	229,017

Net income available to common shareholders-diluted	$257,346	263,481	218,837	254,239	251,917	260,695	211,731
Per common share data
Basic earnings	$1.94	1.99	1.66	1.93	1.92	1.99	1.63
Diluted earnings	1.93	1.98	1.65	1.92	1.91	1.98	1.61
Cash dividends	$.70	.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	132,630	132,356	132,049	131,450	131,265	130,856	130,212
Diluted	133,376	133,116	132,769	132,278	132,128	131,828	131,126

Performance ratios, annualized
Return on
Average assets	1.13%	1.18%	1.02%	1.12%	1.17%	1.27%	1.07%
Average common shareholders’ equity	8.93%	9.37%	7.99%	9.10%	9.18%	9.79%	8.22%
Net interest margin on average earning assets (taxable-equivalent basis)	3.14%	3.17%	3.17%	3.10%	3.23%	3.40%	3.52%
Nonaccrual loans to total loans and leases, net of unearned discount	1.15%	1.17%	1.18%	1.20%	1.29%	1.36%	1.39%

Net operating (tangible) results (a)
Net operating income (in thousands)	$282,907	290,341	245,776	281,929	279,838	289,974	235,162
Diluted net operating income per common share	1.95	2.01	1.68	1.95	1.94	2.02	1.66
Annualized return on
Average tangible assets	1.18%	1.24%	1.08%	1.18%	1.24%	1.35%	1.15%
Average tangible common shareholders’ equity	12.98%	13.76%	11.90%	13.55%	13.80%	14.92%	12.76%
Efficiency ratio (b)	57.05%	58.23%	61.46%	57.84%	58.44%	58.20%	62.83%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$98,515	97,598	95,892	98,644	93,245	89,873	86,665
Total tangible assets (c)	94,989	94,067	92,346	95,093	89,689	86,311	83,096
Earning assets	88,446	87,333	85,212	87,965	82,776	79,556	76,288
Investment securities	14,441	14,195	13,376	12,978	12,780	10,959	9,265
Loans and leases, net of unearned discount	67,849	67,670	66,587	65,767	64,763	64,343	63,763
Deposits	73,821	72,958	71,698	75,515	70,772	69,659	67,327
Common shareholders’ equity (c)	11,555	11,404	11,227	11,211	11,015	10,808	10,576
Tangible common shareholders’ equity (c)	8,029	7,873	7,681	7,660	7,459	7,246	7,007
At end of quarter
Total assets (c)	$97,797	97,080	98,378	96,686	97,228	90,835	88,530
Total tangible assets (c)	94,272	93,552	94,834	93,137	93,674	87,276	84,965
Earning assets	87,807	86,990	87,959	86,278	86,751	80,062	77,950
Investment securities	14,495	14,752	14,393	12,994	13,348	12,120	10,364
Loans and leases, net of unearned discount	68,540	68,131	67,099	66,669	65,572	64,748	64,135
Deposits	72,945	72,630	73,594	73,582	74,342	69,829	68,699
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	11,687	11,433	11,294	11,102	11,099	10,934	10,652
Tangible common shareholders’ equity (c)	8,162	7,905	7,750	7,553	7,545	7,375	7,087
Equity per common share	87.67	85.90	84.95	83.88	83.99	82.86	81.05
Tangible equity per common share	61.22	59.39	58.29	57.06	57.10	55.89	53.92

Market price per common share
High	$134.00	128.70	129.58	128.96	128.69	125.90	123.04
Low	111.86	117.86	111.78	112.42	118.51	116.10	109.16
Closing	121.95	124.93	127.00	125.62	123.29	124.05	121.30

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related gains and expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related gains and expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2015 Quarters			2014 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$280,401	286,688	241,613	277,549	275,344	284,336	229,017
Amortization of core deposit and other intangible assets (a)	2,506	3,653	4,163	4,380	4,494	5,638	6,145

Net operating income	$282,907	290,341	245,776	281,929	279,838	289,974	235,162

Earnings per common share
Diluted earnings per common share	$1.93	1.98	1.65	1.92	1.91	1.98	1.61
Amortization of core deposit and other intangible assets (a)	.02	.03	.03	.03	.03	.04	.05

Diluted net operating earnings per common share	$1.95	2.01	1.68	1.95	1.94	2.02	1.66

Other expense
Other expense	$653,816	696,628	686,375	666,221	665,359	667,660	690,234
Amortization of core deposit and other intangible assets	(4,090)	(5,965)	(6,793)	(7,170)	(7,358)	(9,234)	(10,062)

Noninterest operating expense	$649,726	690,663	679,582	659,051	658,001	658,426	680,172

Efficiency ratio
Noninterest operating expense (numerator)	$649,726	690,663	679,582	659,051	658,001	658,426	680,172

Taxable-equivalent net interest income	699,075	689,148	665,426	687,847	674,900	674,963	662,378
Other income	439,699	497,027	440,203	451,643	451,111	456,412	420,107
Less: Loss on bank investment securities	—	(10)	(98)	—	—	—	—

Denominator	$1,138,774	1,186,185	1,105,727	1,139,490	1,126,011	1,131,375	1,082,485

Efficiency ratio	57.05%	58.23%	61.46%	57.84%	58.44%	58.20%	62.83%

Balance sheet data
In millions
Average assets
Average assets	$98,515	97,598	95,892	98,644	93,245	89,873	86,665
Goodwill	(3,513)	(3,514)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(20)	(25)	(31)	(38)	(45)	(53)	(64)
Deferred taxes	7	8	10	12	14	16	20

Average tangible assets	$94,989	94,067	92,346	95,093	89,689	86,311	83,096

Average common equity
Average total equity	$12,787	12,636	12,459	12,442	12,247	12,039	11,648
Preferred stock	(1,232)	(1,232)	(1,232)	(1,231)	(1,232)	(1,231)	(1,072)

Average common equity	11,555	11,404	11,227	11,211	11,015	10,808	10,576

Goodwill	(3,513)	(3,514)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(20)	(25)	(31)	(38)	(45)	(53)	(64)
Deferred taxes	7	8	10	12	14	16	20

Average tangible common equity	$8,029	7,873	7,681	7,660	7,459	7,246	7,007

At end of quarter
Total assets
Total assets	$97,797	97,080	98,378	96,686	97,228	90,835	88,530
Goodwill	(3,513)	(3,513)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(18)	(22)	(28)	(35)	(42)	(49)	(59)
Deferred taxes	6	7	9	11	13	15	19

Total tangible assets	$94,272	93,552	94,834	93,137	93,674	87,276	84,965

Total common equity
Total equity	$12,922	12,668	12,528	12,336	12,333	12,169	11,887
Preferred stock	(1,232)	(1,232)	(1,232)	(1,231)	(1,232)	(1,232)	(1,232)
Undeclared dividends—cumulative preferred stock	(3)	(3)	(2)	(3)	(2)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	11,687	11,433	11,294	11,102	11,099	10,934	10,652

Goodwill	(3,513)	(3,513)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(18)	(22)	(28)	(35)	(42)	(49)	(59)
Deferred taxes	6	7	9	11	13	15	19

Total tangible common equity	$8,162	7,905	7,750	7,553	7,545	7,375	7,087

(a) After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2015 Third Quarter			2015 Second Quarter			2015 First Quarter
	Average		Average	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$19,939	$161,709	3.22%	19,973	158,109	3.18%	19,457	153,866	3.21%
Real estate—commercial	28,309	302,626	4.18	28,208	298,565	4.19	27,596	288,121	4.18
Real estate—consumer	8,348	87,047	4.17	8,447	88,473	4.19	8,572	88,850	4.15
Consumer	11,253	126,369	4.46	11,042	122,812	4.46	10,962	121,366	4.49

Total loans and leases, net	67,849	677,751	3.96	67,670	667,959	3.96	66,587	652,203	3.97

Interest-bearing deposits at banks	6,060	3,852	.25	5,326	3,351	.25	5,073	3,118	.25
Federal funds sold and agreements to resell securities	—	—	—	39	9	.10	97	24	.10
Trading account	96	125	.52	103	239	.92	79	565	2.87
Investment securities**
U.S. Treasury and federal agencies	13,548	86,152	2.52	13,265	83,356	2.52	12,437	78,313	2.55
Obligations of states and political subdivisions	138	1,398	4.03	149	1,607	4.32	159	1,967	5.04
Other	755	6,996	3.68	781	9,853	5.06	780	7,735	4.02

Total investment securities	14,441	94,546	2.60	14,195	94,816	2.68	13,376	88,015	2.67

Total earning assets	88,446	776,274	3.48	87,333	766,374	3.52	85,212	743,925	3.54

Allowance for credit losses	(937)			(929)			(925)
Cash and due from banks	1,218			1,180			1,221
Other assets	9,788			10,014			10,384

Total assets	$98,515			97,598			95,892

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,309	360	.11	1,333	349	.11	1,121	311	.11
Savings deposits	41,197	10,937	.11	41,712	10,361	.10	41,525	10,219	.10
Time deposits	2,858	3,643	.51	2,948	3,690	.50	3,017	3,740	.50
Deposits at Cayman Islands office	206	151	.29	212	150	.28	224	147	.27

Total interest-bearing deposits	45,570	15,091	.13	46,205	14,550	.13	45,887	14,417	.13

Short-term borrowings	174	32	.07	195	36	.07	196	34	.07
Long-term borrowings	10,114	62,076	2.44	10,164	62,640	2.47	9,835	64,048	2.64

Total interest-bearing liabilities	55,858	77,199	.55	56,564	77,226	.55	55,918	78,499	.57

Noninterest-bearing deposits	28,251			26,753			25,811
Other liabilities	1,619			1,645			1,704

Total liabilities	85,728			84,962			83,433

Shareholders’ equity	12,787			12,636			12,459

Total liabilities and shareholders’ equity	$98,515			97,598			95,892

Net interest spread			2.93			2.97			2.97
Contribution of interest-free funds			.21			.20			.20

Net interest income/margin on earning assets		$699,075	3.14%		689,148	3.17%		665,426	3.17%

* Includes nonaccrual loans. ** Includes available-for-sale securities at amortized cost.	(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2014 Fourth Quarter			2014 Third Quarter
	Average		Average	Average		Average
Average balance in millions; interest in thousands	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$19,117	$156,627	3.25%	18,889	156,440	3.29%
Real estate—commercial	27,064	293,283	4.24	26,487	283,476	4.19
Real estate—consumer	8,654	90,637	4.19	8,634	90,023	4.17
Consumer	10,932	123,681	4.49	10,753	122,408	4.52

Total loans and leases, net	65,767	664,228	4.01	64,763	652,347	4.00

Interest-bearing deposits at banks	9,054	5,744	.25	5,083	3,198	.25
Federal funds sold and agreements to resell securities	86	18	.08	80	14	.07
Trading account	80	353	1.76	70	287	1.65
Investment securities**
U.S. Treasury and federal agencies	12,032	82,843	2.73	11,817	82,475	2.77
Obligations of states and political subdivisions	160	1,963	4.86	162	1,897	4.65
Other	786	7,470	3.77	801	8,646	4.28

Total investment securities	12,978	92,276	2.82	12,780	93,018	2.89

Total earning assets	87,965	762,619	3.44	82,776	748,864	3.59

Allowance for credit losses	(924)			(924)
Cash and due from banks	1,290			1,273
Other assets	10,313			10,120

Total assets	$98,644			93,245

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
NOW accounts	$1,083	383	.14	1,037	394	.15
Savings deposits	42,949	11,151	.10	41,056	11,532	.11
Time deposits	3,128	3,915	.50	3,227	3,805	.47
Deposits at Cayman Islands office	265	149	.22	325	161	.20

Total interest-bearing deposits	47,425	15,598	.13	45,645	15,892	.14

Short-term borrowings	195	25	.05	181	19	.04
Long-term borrowings	8,954	59,149	2.62	8,547	58,053	2.69

Total interest-bearing liabilities	56,574	74,772	.52	54,373	73,964	.54

Noninterest-bearing deposits	28,090			25,127
Other liabilities	1,538			1,498

Total liabilities	86,202			80,998

Shareholders’ equity	12,442			12,247

Total liabilities and shareholders’ equity	$98,644			93,245

Net interest spread			2.92			3.05
Contribution of interest-free funds			.18			.18

Net interest income/margin on earning assets		$687,847	3.10%		674,900	3.23%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2015.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $40 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

Other Matters

The Company is the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to The Federal Home Loan Mortgage Corporation (“Freddie Mac”) and The Federal National Mortgage Association (“Fannie Mae”). A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the DOJ (collectively, the “Government”) are investigating whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company is fully cooperating with the investigation. The Government has advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans do not meet underwriting guidelines. The Company, based on its own review of the sample, does not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerns whether the mortgages sold to Freddie Mac and Fannie Mae comply with applicable underwriting guidelines. The Company is also cooperating with that portion of the investigation. The investigation could lead to claims by the Government under the False Claims Act and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Remedies in these proceedings or settlements may include restitution, fines, penalties, or alterations in the Company’s business practices. The Company and the Government continue settlement discussions regarding the investigation.

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

(a)–(b) Not applicable.

(c)

Issuer Purchases of Equity Securities
(d)Maximum
			(c)Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a)Total		as Part of	that may yet
	Number	(b)Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)	Programs	Programs (2)
July 1 – July 31, 2015	4,316	$129.75	—	2,181,500
August 1 – August 31, 2015	1,288	128.98	—	2,181,500
September 1 – September 30, 2015	738	117.92	—	2,181,500

Total	6,342	$128.22	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. No shares were purchased under such program during the periods indicated.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.	.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: October 30, 2015	By:	/s/ René F. Jones
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