Form 10-K
period 2015-12-31
M&T BANK CORP
filed 2016-02-19
CIK 36270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2015: $14,816,451,138.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 12, 2016: 159,094,858 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2015

CROSS-REFERENCE SHEET

				Form 10-K Page
PART I
Item 1. Business				4
Statistical disclosure pursuant to Guide 3
	I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
		A.	Average balance sheets	48
		B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	48
		C.	Rate/volume variances	22
	II.	Investment portfolio
		A.	Year-end balances	20,119
		B.	Maturity schedule and weighted average yield	84
		C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	120
	III.	Loan portfolio
		A.	Year-end balances	20,123
		B.	Maturities and sensitivities to changes in interest rates	82
		C.	Risk elements
			Nonaccrual, past due and renegotiated loans	63,125-129
			Actual and pro forma interest on certain loans	125,134
			Nonaccrual policy	111-112
			Loan concentrations	73
	IV.	Summary of loan loss experience
		A.	Analysis of the allowance for loan losses	60,131-137
			Factors influencing management’s judgment concerning the adequacy of the allowance and provision	59-73,112,131-137
		B.	Allocation of the allowance for loan losses	72,131,135-136
	V.	Deposits
		A.	Average balances and rates	48
		B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	85
	VI.	Return on equity and assets		22,42,88,91
	VII.	Short-term borrowings		141
Item 1A.		Risk Factors		22-32
Item 1B.		Unresolved Staff Comments .		32
Item 2.		Properties		32
Item 3.		Legal Proceedings		32-34
Item 4.		Mine Safety Disclosures		34
		Executive Officers of the Registrant		34-35
PART II
Item 5.		Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		36-38
		A.	Principal market	36
			Market prices	100
		B.	Approximate number of holders at year-end	20

			Form 10-K Page
	C.	Frequency and amount of dividends declared	21-22,100,109
	D.	Restrictions on dividends	8-13
	E.	Securities authorized for issuance under equity compensation plans	36-37
	F.	Performance graph	37
	G.	Repurchases of common stock	37-38
Item 6.	Selected Financial Data		38
	A.	Selected consolidated year-end balances	20
	B.	Consolidated earnings, etc.	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		38-101
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		102
Item 8.	Financial Statements and Supplementary Data		102
	A.	Report on Internal Control Over Financial Reporting	103
	B.	Report of Independent Registered Public Accounting Firm	104
	C.	Consolidated Balance Sheet — December 31, 2015 and 2014	105
	D.	Consolidated Statement of Income — Years ended December 31, 2015, 2014 and 2013	106
	E.	Consolidated Statement of Comprehensive Income — Years ended December 31, 2015, 2014 and 2013	107
	F.	Consolidated Statement of Cash Flows — Years ended December 31, 2015, 2014 and 2013	108
	G.	Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2015, 2014 and 2013	109
	H.	Notes to Financial Statements	110-184
	I.	Quarterly Trends	100
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		185
Item 9A.	Controls and Procedures		185
	A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	185
	B.	Management’s annual report on internal control over financial reporting	185
	C.	Attestation report of the registered public accounting firm	185
	D.	Changes in internal control over financial reporting	185
Item 9B.	Other Information		185
PART III
Item 10.	Directors, Executive Officers and Corporate Governance		185
Item 11.	Executive Compensation		185
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		186
Item 13.	Certain Relationships and Related Transactions, and Director Independence		186
Item 14.	Principal Accountant Fees and Services		186
PART IV
Item 15.	Exhibits and Financial Statement Schedules		186
SIGNATURES			187-188
EXHIBIT INDEX			189-191

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company (“BHC”) under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of M&T are located at One M&T Plaza, Buffalo, New York 14203. M&T was incorporated in November 1969. M&T and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2015 the Company had consolidated total assets of $122.8 billion, deposits of $92.0 billion and shareholders’ equity of $16.2 billion. The Company had 16,331 full-time and 1,145 part-time employees as of December 31, 2015.

At December 31, 2015, M&T had two wholly owned bank subsidiaries: M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2015, M&T Bank represented 99% of consolidated assets of the Company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2015, M&T Bank had 807 domestic banking offices located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in George Town, Cayman Islands. As of December 31, 2015, M&T Bank had consolidated total assets of $122.1 billion, deposits of $93.1 billion and shareholder’s equity of $15.1 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”). As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware, 19890. Wilmington Trust, N.A. offers various trust and wealth management services. Historically, Wilmington Trust, N.A. offered selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. As of December 31, 2015, Wilmington Trust, N.A. had total assets of $1.9 billion, deposits of $1.4 billion and shareholder’s equity of $476 million.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2015, Wilmington Trust Company had total assets of $1.1 billion and shareholder’s equity of $545 million. Revenues of Wilmington Trust Company were $115 million in 2015. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2015, M&T Insurance Agency had assets of $30 million and shareholder’s equity of $16 million. M&T Insurance Agency recorded revenues of $27 million during 2015. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.

M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust that was formed through the merger of two separate subsidiaries, but traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2015, M&T Real Estate had assets of $20.5 billion, common shareholder’s equity of $17.9 billion, and preferred shareholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 89% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 11% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $798 million of revenue in 2015. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2015, M&T Realty Capital serviced $11.0 billion of commercial mortgage loans for non-affiliates and had assets of $420 million and shareholder’s equity of $102 million. M&T Realty Capital recorded revenues of $109 million in 2015. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended (the “Investment Advisors Act”). M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2015, M&T Securities had assets of $49 million and shareholder’s equity of $37 million. M&T Securities recorded $98 million of revenue during 2015. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2015, WT Investment Advisors had assets of $43 million and shareholder’s equity of $38 million. WT Investment Advisors recorded revenues of $41 million in 2015. The headquarters of WT Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.

Wilmington Funds Management Corporation (“Wilmington Funds Management”) is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as an investment advisor to the Wilmington Funds. Wilmington Funds Management had assets of $17 million and shareholder’s equity of $16 million as of December 31, 2015. Wilmington Funds Management recorded revenues of $17 million in 2015. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and provides investment management services to clients, including certain private funds. As of December 31, 2015, WTIM has assets and shareholder’s equity of $26 million each. WTIM recorded revenues of $4 million in 2015. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2015.

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

Proposals to change the applicable regulatory framework may be introduced in the United States Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. A change in statutes, regulations or regulatory policies applicable to M&T or any of its subsidiaries could have a material effect on the business, financial condition or results of operations of the Company.

Significant changes in this regulatory scheme arising from the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. As required by the Dodd-Frank Act, various federal regulatory agencies have proposed or adopted a broad range of implementing rules and regulations and have prepared numerous studies and reports for Congress. However, given that many of these regulatory changes are highly complex and are not fully implemented, the full impact of the Dodd-Frank Act regulatory reform will not be known until the rules are implemented and market practices develop under the final regulations.

Described below are material elements of selected laws and regulations applicable to M&T and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Overview

M&T is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) as a BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve Board. Its investment advisor subsidiaries are subject to SEC regulation.

In general, the BHCA limits the business of a BHC to banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies are to serve as a managerial and financial source of strength to their subsidiary depository institutions, including committing resources to support its subsidiary banks. This support may be required at times when M&T may not be inclined or able to provide it. In addition, any capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

M&T Bank is a New York chartered bank and a member of the Federal Reserve Bank of New York. As a result, it is subject to extensive regulation, examination and oversight by the New York State Department of Financial Services and the Federal Reserve. New York laws and regulations govern many aspects of M&T Bank’s operations, including branching, dividends, subsidiary activities, fiduciary activities, lending, and deposit taking. M&T Bank is also subject to Federal Reserve regulations and guidance, including oversight of capital levels. Its deposits are insured by the FDIC to $250,000 per depositor, which also exercises regulatory oversight over certain aspects of M&T Bank’s operations. Certain subsidiaries of M&T Bank are subject to regulation by other federal and state regulators as well. For example, M&T Securities is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators, and WT Investment Advisors is also subject to SEC regulation.

Wilmington Trust, N.A. is a national bank with operations that include fiduciary and related activities with some limited lending and deposit business. It is subject to extensive regulation, examination and oversight by the Office of the Comptroller of the Currency, which governs many aspects of the operations, including fiduciary activities, capital levels, office locations, dividends and subsidiary activities. Its deposits are insured by the FDIC to $250,000 per depositor, which also exercises regulatory oversight over certain aspects of the operations of Wilmington Trust, N.A. Certain subsidiaries of Wilmington Trust, N.A. are subject to regulation by other federal and state regulators as well.

The Dodd-Frank Act broadened the base for FDIC insurance assessments which are based on average consolidated total assets less average Tier 1 capital and certain allowable deductions of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions.

Dividends

M&T is a legal entity separate and distinct from its banking and other subsidiaries. Historically, the majority of M&T’s revenue has been from dividends paid to M&T by its subsidiary banks. M&T Bank and Wilmington Trust, N.A. are subject to laws and regulations imposing restrictions on the amount of dividends they may declare and pay. Future dividend payments to M&T by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.

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

Capital Requirements

M&T and its subsidiary banks are required to comply with applicable capital adequacy standards established by the federal banking agencies. Beginning on January 1, 2015, M&T and its subsidiary banks became subject to a new comprehensive capital framework for U.S. banking organizations that was issued by the federal banking agencies in July 2013 (the “New Capital Rules”), subject to phase-in periods for certain components and other provisions.

The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including M&T, M&T Bank and Wilmington Trust, N.A., as compared to the U.S. general risk-based capital rules that were applicable to the Company through December 31, 2014. The New Capital Rules revised the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.

Among other matters, the New Capital Rules: (i) introduce a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to the previous regulations. Under the New Capital Rules, for most banking organizations, including M&T, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios are as follows:

●	4.5% CET1 to risk-weighted assets;
●	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
●	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

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

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the risk-based capital rules applicable to the Company through December 31, 2014, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP were reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including M&T, may make a one-time permanent election to continue to exclude these items. M&T made such election in 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015 25% of M&T’s trust preferred securities were includable in Tier 1 capital, and in 2016, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. Management believes that M&T is in compliance with the targeted capital ratios. M&T’s regulatory capital ratios are presented in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Stress Testing and Capital Plan Review

As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve Board conducts annual analyses of bank holding companies with at least $50 billion in assets, such as M&T, to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in three economic and financial scenarios generated by the Federal Reserve Board: baseline, adverse and severely adverse scenarios. M&T is also required to conduct its own semi-annual stress analysis (together with the Federal Reserve Board’s stress analysis, the “stress tests”) to assess the potential impact on M&T of the economic and financial conditions used as part of the Federal Reserve Board’s annual stress analysis. The Federal Reserve Board may also use, and require companies to use, additional components in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific business groups. M&T Bank is also required to conduct annual stress testing using the same economic and financial scenarios as M&T and report the results to the Federal Reserve Board. A summary of results of the Federal Reserve Board’s analysis under the adverse and severely adverse stress scenarios are publicly disclosed, and bank holding companies subject to the rules, including M&T, must disclose a summary of the company-run severely adverse stress test results. M&T is required to include in its disclosure a summary of the severely adverse scenario stress test conducted by M&T Bank.

In addition, bank holding companies with total consolidated assets of $50 billion or more, such as M&T, must submit annual capital plans for approval as part of the Federal Reserve Board’s CCAR process. Covered bank holding companies may execute capital actions, such as paying dividends and repurchasing stock, only in accordance with a capital plan that has been reviewed and approved by the Federal Reserve Board (or any approved amendments to such plan). The comprehensive capital plans include a view of capital adequacy under four scenarios — a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve Board, at least one BHC-defined stress scenario, and a stress scenario provided by the Federal Reserve Board. The CCAR process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve Board on a quarterly basis to allow the Federal Reserve Board to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above. The Federal Reserve Board may object to a capital plan if the plan does not show that the covered bank holding company will maintain a Tier 1 common equity ratio (as defined under the Basel I framework) of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. Even if such quantitative thresholds are met, the Federal Reserve Board could object to a capital plan for qualitative reasons, including inadequate assumptions in the plan, other unresolved supervisory issues or an insufficiently robust capital adequacy process, or if the capital plan would otherwise constitute an unsafe or unsound practice or violate law. The rules also provide that a covered BHC may not make a capital distribution unless after giving effect to the distribution it will meet all minimum regulatory capital ratios and have a ratio of Tier 1 common equity to risk-weighted assets of at least 5%. The CCAR rules, consistent with prior Federal Reserve Board guidance, also provide that capital plans contemplating dividend payout ratios exceeding 30% of net income will receive particularly close scrutiny. M&T’s most recent CCAR capital plan was filed with the Federal Reserve Board on January 5, 2015, and the next submission is due on April 5, 2016.

The Federal Reserve Board generally limits a BHC’s ability to make quarterly capital distributions – that is, dividends and share repurchases, if the amount of the BHC’s actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the BHC had indicated in its submitted capital plan as to which it received a non-objection from the Federal Reserve Board. For example, if the BHC issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. However, not raising sufficient amounts of common stock as planned would not affect distributions related to Additional Tier 1 Capital instruments and/ or Tier 2 Capital. These limitations also contain several important qualifications and exceptions, including that scheduled dividend payments on (as opposed to repurchases of) a BHC’s Additional Tier 1 Capital and Tier 2 Capital instruments are not restricted if the BHC fails to issue a sufficient amount of such instruments as planned, as well as provisions for certain de minimis excess distributions.

Liquidity

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. However, beginning in January 2016 M&T is subject to final rules adopted by the Federal Reserve and other banking regulators (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”). The LCR is intended to ensure that banks hold sufficient amounts of so-called “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The LCR is the ratio of an institution’s amount of HQLA (the numerator) over projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. Once fully phased-in, a subject institution must maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgaged-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The total net cash outflows amount is determined under the rule by applying certain hypothetical outflow and inflow rates, which reflect certain standardized stressed assumptions, against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold high-quality liquid assets equal to 25% of outflows even if outflows perfectly match inflows over the stress period). The total net cash outflow amount for the modified LCR applicable to M&T is capped at 70% of the outflow rate that applies to the full LCR. The initial compliance date for the modified LCR was January 1, 2016, with the requirement fully phased-in by January 1, 2017.

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

Enhanced Supervision and Prudential Standards

The Dodd-Frank Act directed the Federal Reserve Board to enact enhanced prudential standards applicable to foreign banking organizations and bank holding companies with total consolidated assets of $50 billion or more, such as M&T. The Federal Reserve Board adopted amendments to Regulation YY to implement certain of the required enhanced prudential standards. Those amendments, which are intended to help increase the resiliency of the operations of these organizations, include liquidity requirements, requirements for overall risk management (including establishing a risk committee), and a 15-to-1 debt-to-equity limit for companies that the Financial Stability Oversight Council has determined pose a grave threat to financial stability. The liquidity requirements and risk management requirements became effective as to M&T on January 1, 2015. The Federal Reserve Board has not yet adopted final single counterparty credit limits or early remediation requirements.

Volcker Rule

On December 10, 2013, the federal banking regulators and the SEC adopted the so-called Volcker Rule to implement the provisions of the Dodd-Frank Act limiting proprietary trading and investing in and sponsoring certain hedge funds and private equity funds (defined as covered funds in the Volcker Rule). The Company does not engage in any significant amount of proprietary trading as defined in the Volcker Rule and has implemented the required procedures for those areas in which trading does occur. The covered funds limits are imposed through a conformance period that is expected to end in July 2017. The Company is required to divest of certain assets that constitute covered funds; however these divestitures are not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Safety and Soundness Standards

Guidelines adopted by the federal bank regulatory agencies pursuant to the Federal Deposit Insurance Act, as amended (the “FDIA”), establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limits on Undercapitalized Depository Institutions

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The FDIC has specified by regulation the relevant capital levels for each category. The Federal Reserve Board and the OCC have specified the same or similar levels for each category. Effective January 1, 2015, the New Capital Rules created new prompt corrective action requirements by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.

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

FDIC Insurance Assessments

Deposit Insurance Assessments. M&T Bank and Wilmington Trust, N.A. pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as M&T Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution.

In its DIF restoration plan, the FDIC designated that the DIF reserve ratio should be 1.35% by September 2020. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. M&T Bank recognized $5 million of expense related to its FICO assessments and Wilmington Trust, N.A. recognized $73 thousand of such expense in 2015.

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

Executive and Incentive Compensation

Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The Federal Reserve Board has issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed below. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Resolution Planning

Bank holding companies with consolidated assets of $50 billion or more, such as M&T, are required to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. M&T’s resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The regulation adopted by the Federal Reserve and FDIC sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. In addition, insured depository institutions with $50 billion or more in total assets, such as M&T Bank, are required to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. M&T and M&T Bank submitted updated resolution plans in December 2015.

Insolvency of an Insured Depository Institution or a Bank Holding Company

If the FDIC is appointed as conservator or receiver for an insured depository institution such as M&T Bank or Wilmington Trust, N.A., upon its insolvency or in certain other events, the FDIC has the power:

●	to transfer any of the depository institution’s assets and liabilities to a new obligor, including a newly formed “bridge” bank without the approval of the depository institution’s creditors;
●	to enforce the terms of the depository institution’s contracts pursuant to their terms without regard to any provisions triggered by the appointment of the FDIC in that capacity; or
●

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

Consumer Protection Laws and the Consumer Financial Protection Bureau Supervision

In connection with their respective lending and leasing activities, M&T Bank, Wilmington Trust, N.A. and certain of their subsidiaries, are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts. They are also subject to consumer protections laws governing their deposit taking activities, as well securities and insurance laws governing certain aspects of their consolidated operations. The CFPB issued new integrated disclosure requirements under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act that became effective in October 2015. These requirements impose new timelines for the provision of disclosures to borrowers.

The Dodd-Frank Act established the Bureau of Consumer Financial Protection (“CFPB”) with broad powers to supervise and enforce most federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, including M&T Bank.

The CFPB has focused on:

●	risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution;
●	the markets in which firms operate and risks to consumers posed by activities in those markets;
●	depository institutions that offer a wide variety of consumer financial products and services;
●	depository institutions with a more specialized focus; and
●	non-depository companies that offer one or more consumer financial products or services.

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

Bank Secrecy and Anti-Money Laundering

Federal laws and regulations impose obligations on U.S. financial institutions, including banks and broker/dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. In addition, these provisions require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. As a result of an inspection by the Federal Reserve Bank of New York (“Federal Reserve Bank”), M&T and M&T Bank entered into a written agreement with the Federal Reserve Bank related to M&T Bank’s Bank Secrecy Act/Anti-Money Laundering Program. Additional information is included in Part II, Item 7 under the caption “Regulatory Oversight.”

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

Federal Reserve Policies

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

Other Information

Through a link on the Investor Relations section of M&T’s website at www.mtb.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 8th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5138). The public may read and copy any materials that M&T files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2015	2014	2013	2012	2011
	(In thousands)
Interest-bearing deposits at banks	$7,594,350	$6,470,867	$1,651,138	$129,945	$154,960
Federal funds sold	—	83,392	99,573	3,000	2,850
Trading account	273,783	308,175	376,131	488,966	561,834
Investment securities
U.S. Treasury and federal agencies	14,540,237	12,042,390	7,770,767	4,007,725	5,200,489
Obligations of states and political subdivisions	124,459	157,159	180,495	203,004	228,949
Other	991,743	793,993	845,235	1,863,632	2,243,716

Total investment securities	15,656,439	12,993,542	8,796,497	6,074,361	7,673,154
Loans and leases
Commercial, financial, leasing, etc.	20,576,737	19,617,253	18,876,166	17,973,140	15,952,105
Real estate — construction	5,183,313	5,061,269	4,457,650	3,772,413	4,203,324
Real estate — mortgage	50,374,837	31,250,968	30,711,440	33,494,359	28,202,217
Consumer	11,584,347	10,969,879	10,280,527	11,550,274	12,020,229

Total loans and leases	87,719,234	66,899,369	64,325,783	66,790,186	60,377,875
Unearned discount	(229,735)	(230,413)	(252,624)	(219,229)	(281,870)

Loans and leases, net of unearned discount	87,489,499	66,668,956	64,073,159	66,570,957	60,096,005
Allowance for credit losses	(955,992)	(919,562)	(916,676)	(925,860)	(908,290)

Loans and leases, net	86,533,507	65,749,394	63,156,483	65,645,097	59,187,715
Goodwill	4,593,112	3,524,625	3,524,625	3,524,625	3,524,625
Core deposit and other intangible assets	140,268	35,027	68,851	115,763	176,394
Real estate and other assets owned	195,085	63,635	66,875	104,279	156,592
Total assets	122,787,884	96,685,535	85,162,391	83,008,803	77,924,287

Noninterest-bearing deposits	29,110,635	26,947,880	24,661,007	24,240,802	20,017,883
Interest-checking deposits	2,939,274	2,307,815	1,989,441	1,979,619	1,912,226
Savings deposits	46,627,370	41,085,803	36,621,580	33,783,947	31,001,083
Time deposits	13,110,392	3,063,973	3,523,838	4,562,366	6,107,530
Deposits at Cayman Islands office	170,170	176,582	322,746	1,044,519	355,927

Total deposits	91,957,841	73,582,053	67,118,612	65,611,253	59,394,649
Short-term borrowings	2,132,182	192,676	260,455	1,074,482	782,082
Long-term borrowings	10,653,858	9,006,959	5,108,870	4,607,758	6,686,226
Total liabilities	106,614,595	84,349,639	73,856,859	72,806,210	68,653,078
Shareholders’ equity	16,173,289	12,335,896	11,305,532	10,202,593	9,271,209

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2015	2014	2013	2012	2011
Shareholders	20,693	14,551	15,015	15,623	15,959
Employees	17,476	15,782	15,893	14,943	15,666
Offices	863	766	796	799	849

Table 3

CONSOLIDATED EARNINGS

	2015	2014	2013	2012	2011
	(In thousands)
Interest income
Loans and leases, including fees	$2,778,151	$2,596,586	$2,734,708	$2,704,156	$2,522,567
Investment securities
Fully taxable	372,162	340,391	209,244	227,116	256,057
Exempt from federal taxes	4,263	5,356	6,802	8,045	9,142
Deposits at banks	15,252	13,361	5,201	1,221	2,934
Other	1,016	1,183	1,379	1,147	1,387

Total interest income	3,170,844	2,956,877	2,957,334	2,941,685	2,792,087

Interest expense
Interest-checking deposits	1,404	1,404	1,287	1,343	1,145
Savings deposits	44,736	45,465	54,948	68,011	84,314
Time deposits	27,059	15,515	26,439	46,102	71,014
Deposits at Cayman Islands office	615	699	1,018	1,130	962
Short-term borrowings	1,677	101	430	1,286	1,030
Long-term borrowings	252,766	217,247	199,983	225,297	243,866

Total interest expense	328,257	280,431	284,105	343,169	402,331

Net interest income	2,842,587	2,676,446	2,673,229	2,598,516	2,389,756
Provision for credit losses	170,000	124,000	185,000	204,000	270,000

Net interest income after provision for credit losses	2,672,587	2,552,446	2,488,229	2,394,516	2,119,756

Other income
Mortgage banking revenues	375,738	362,912	331,265	349,064	166,021
Service charges on deposit accounts	420,608	427,956	446,941	446,698	455,095
Trust income	470,640	508,258	496,008	471,852	332,385
Brokerage services income	64,770	67,212	65,647	59,059	56,470
Trading account and foreign exchange gains	30,577	29,874	40,828	35,634	27,224
Gain (loss) on bank investment securities	(130)	—	56,457	9	150,187
Total other-than-temporary impairment (“OTTI”) losses	—	—	(1,884)	(32,067)	(72,915)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	—	(7,916)	(15,755)	(4,120)

Net OTTI losses recognized in earnings	—	—	(9,800)	(47,822)	(77,035)
Equity in earnings of Bayview Lending Group LLC	(14,267)	(16,672)	(16,126)	(21,511)	(24,231)
Other revenues from operations	477,101	399,733	453,985	374,287	496,796

Total other income	1,825,037	1,779,273	1,865,205	1,667,270	1,582,912

Other expense
Salaries and employee benefits	1,549,530	1,404,950	1,355,178	1,314,540	1,203,993
Equipment and net occupancy	272,539	269,299	264,327	257,551	249,514
Printing, postage and supplies	38,491	38,201	39,557	41,929	40,917
Amortization of core deposit and other intangible assets	26,424	33,824	46,912	60,631	61,617
FDIC assessments	52,113	55,531	69,584	101,110	100,230
Other costs of operations	883,835	887,669	812,308	693,990	785,608

Total other expense	2,822,932	2,689,474	2,587,866	2,469,751	2,441,879

Income before income taxes	1,674,692	1,642,245	1,765,568	1,592,035	1,260,789
Income taxes	595,025	575,999	627,088	562,537	401,310

Net income	$1,079,667	$1,066,246	$1,138,480	$1,029,498	$859,479

Dividends declared
Common	$374,912	$371,137	$365,171	$357,862	$350,196
Preferred	81,270	75,878	53,450	53,450	48,203

Table 4

COMMON SHAREHOLDER DATA

	2015	2014	2013	2012	2011
Per share
Net income
Basic	$7.22	$7.47	$8.26	$7.57	$6.37
Diluted	7.18	7.42	8.20	7.54	6.35
Cash dividends declared	2.80	2.80	2.80	2.80	2.80
Common shareholders’ equity at year-end	93.60	83.88	79.81	72.73	66.82
Tangible common shareholders’ equity at year-end	64.28	57.06	52.45	44.61	37.79
Dividend payout ratio	37.56%	37.49%	33.94%	36.98%	44.15%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2015 Compared with 2014			2014 Compared with 2013
	Total Change	Resulting from Changes in:		Total Change	Resulting from Changes in:
		Volume	Rate		Volume	Rate
	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$182,975	248,119	(65,144)	$(138,676)	(16,282)	(122,394)
Deposits at banks	1,891	1,267	624	8,160	7,938	222
Federal funds sold and agreements to resell securities	(29)	(48)	19	(50)	(29)	(21)
Trading account	(134)	169	(303)	(101)	(27)	(74)
Investment securities
U.S. Treasury and federal agencies	32,695	77,565	(44,870)	138,299	158,630	(20,331)
Obligations of states and political subdivisions	(1,724)	(1,052)	(672)	(1,884)	(1,395)	(489)
Other	(886)	(20)	(866)	(7,534)	(19,986)	12,452

Total interest income	$214,788			$(1,786)

Interest expense
Interest-bearing deposits
Interest-checking deposits	$—	323	(323)	$117	117	—
Savings deposits	(729)	2,708	(3,437)	(9,483)	5,494	(14,977)
Time deposits	11,544	7,356	4,188	(10,924)	(4,401)	(6,523)
Deposits at Cayman Islands office	(84)	(273)	189	(319)	(319)	—
Short-term borrowings	1,576	363	1,213	(329)	(149)	(180)
Long-term borrowings	35,519	71,014	(35,495)	17,264	84,315	(67,051)

Total interest expense	$47,826			$(3,674)

(a)	Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

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

Poor business and economic conditions in general or specifically in markets served by the Company could have one or more of the following adverse effects on the Company’s business:

●	A decrease in the demand for loans and other products and services offered by the Company.
●	A decrease in net interest income derived from the Company’s lending and deposit gathering activities.
●	A decrease in the value of the Company’s investment securities, loans held for sale or other assets secured by residential or commercial real estate.
●	Other-than-temporary impairment of investment securities in the Company’s investment securities portfolio.
●	A decrease in fees from the Company’s brokerage and trust businesses associated with declines or lack of growth in stock market prices.
●	Potential higher FDIC assessments due to the DIF falling below minimum required levels.
●	An impairment of certain intangible assets, such as goodwill.
●

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

●

Changes in interest rates or interest rate spreads can affect the difference between the interest that the Company earns on assets and the interest that the Company pays on liabilities, which impacts the Company’s overall net interest income and profitability.

●

Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, affect the Company’s loss rates on those assets.

●	Such changes may decrease the demand for interest rate based products and services, including loans and deposits.
●

Such changes can also affect the Company’s ability to hedge various forms of market and interest rate risk and may decrease the profitability or protection or increase the risk or cost associated with such hedges.

●

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

As most of the Company’s assets and liabilities are financial in nature, the Company’s performance tends to be sensitive to the performance of the financial markets. Turmoil and volatility in U.S. and global financial markets can be a major contributory factor to overall weak economic conditions, leading to some of the risks discussed herein, including the impaired ability of borrowers and other counterparties to meet obligations to the Company. Financial market volatility also can have some of the following adverse effects on the Company and its business, including adversely affecting the Company’s financial condition and results of operations:

●	It can affect the value or liquidity of the Company’s on-balance sheet and off-balance sheet financial instruments.
●	It can affect the value of capitalized servicing assets.
●

It can affect M&T’s ability to access capital markets to raise funds. Inability to access capital markets if needed, at cost effective rates, could adversely affect the Company’s liquidity and results of operations.

●

It can affect the value of the assets that the Company manages or otherwise administers or services for others. Although the Company is not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income and could result in decreased demand for the Company’s services.

●	In general, it can impact the nature, profitability or risk profile of the financial transactions in which the Company engages.

Volatility in the markets for real estate and other assets commonly securing financial products has been and may continue to be a significant contributor to overall volatility in financial markets.

The Company’s regional concentrations expose it to adverse economic conditions in its primary retail banking office footprint.

The Company’s core banking business is largely concentrated within the Company’s retail banking office network footprint, located principally in New York, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia. Therefore, the Company is, or in the future may be, particularly vulnerable to adverse changes in economic conditions in the Northeast and Mid-Atlantic regions.

Risks Relating to the Regulatory Environment

The Company is subject to extensive government regulation and supervision and this regulatory environment is being significantly impacted by the financial regulatory reform initiatives in the United States, including the Dodd-Frank Act and related regulations.

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not stockholders. These regulations and supervisory guidance affect the Company’s lending practices, capital structure, amounts of capital, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in civil or criminal penalties, including monetary penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures and may also adversely affect the Company’s ability to enter into certain transactions or engage in certain activities, or obtain necessary regulatory approvals in connection therewith.

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

New capital and liquidity standards adopted by the U.S. banking regulators have resulted in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

New capital standards, both as a result of the Dodd-Frank Act and the new U.S. Basel III-based capital rules have had a significant effect on banks and bank holding companies, including M&T. The new U.S. capital rules require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. For additional information, see “Capital Requirements” under Part I, Item 1 “Business.”

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

In addition, the new U.S. final Basel III-based liquidity coverage ratio requirement and the liquidity-related provisions of the Federal Reserve’s liquidity-related enhanced prudential supervision requirements adopted pursuant to Section 165 of Dodd-Frank require the Company to hold increased levels of unencumbered highly liquid investments, thereby reducing the Company’s ability to invest in other longer-term assets even if deemed more desirable from a balance sheet management perspective. Moreover, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

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

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Factors that can influence the Company’s credit loss experience include: (i) the impact of residential real estate values on loans to residential real estate builders and developers and other loans secured by residential real estate; (ii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City area and in central Pennsylvania that have historically experienced less economic growth and vitality than many other regions of the country; (iv) the repayment performance associated with first and second lien loans secured by residential real estate; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than loans to other types of borrowers.

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

The Company maintains an allowance for credit losses which represents, in management’s judgment, the amount of losses inherent in the loan and lease portfolio. The allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. The effects of probable decreases in expected principal cash flows on loans acquired at a discount are also considered in the establishment of the allowance for credit losses.

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

Recent regulatory changes relating to liquidity and risk management have also negatively impacted the Company’s results of operations and competitive position. These regulations address, among other matters, liquidity stress testing, minimum liquidity requirements and restrictions on short-term debt issued by top-tier holding companies.

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

Federal Reserve capital planning and stress testing rules generally limit a bank holding company’s ability to make quarterly capital distributions – that is, dividends and share repurchases – if the amount of actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the bank holding company had indicated in its submitted capital plan as to which it received a non-objection from the Federal Reserve. Under these rules, for example, if a bank holding company issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. As such, M&T’s ability to declare and pay dividends on its common stock, as well as the amount of such dividends, will depend, in part, on its ability to issue stock as per its capital plan or to otherwise remain in compliance with its capital plan, which may be adversely affected by market and other factors outside of M&T’s control.

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

M&T has recently expanded its business through acquisition and may do so in the future. Inherent uncertainties exist when integrating the operations of an acquired entity. M&T may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. In addition, the markets and industries in which the Company and its actual or potential acquisition targets operate are highly competitive. The Company may lose customers or fail to retain the customers of acquired entities as a result of an acquisition. Acquisition and integration activities require M&T to devote substantial time and resources, and as a result M&T may not be able to pursue other business opportunities while integrating acquired entities with the Company.

After completing an acquisition, the Company may not realize the expected benefits of the acquisition due to lower financial results pertaining to the acquired entity. For example, the Company could experience higher credit losses, incur higher operating expenses or realize less revenue than originally anticipated related to an acquired entity.

M&T could suffer if it fails to attract and retain skilled personnel.

M&T’s success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities and markets that the Company serves is significant and the Company may not be able to hire candidates and retain them. Growth in the Company’s business, including through acquisitions, may increase its need for additional qualified personnel. If the Company is not able to hire or retain these key individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in disruptions to its accounting, deposit, loan and other systems, and adversely affect the Company’s customer relationships. While the Company has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently or timely remediated.

There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several instances involving financial services and consumer-based companies reporting unauthorized access to and disclosure of client or customer information or the destruction or theft of corporate data, including by executive impersonation and third party vendors. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, the Company may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

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

Many aspects of the Company’s business involve substantial risk of legal liability. M&T and/or its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of companies M&T has acquired). In addition, from time to time, M&T is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank and other regulatory agencies, the SEC and law enforcement authorities. The SEC has announced a policy of seeking admissions of liability in certain settled cases, which could adversely impact the defense of private litigation. M&T is also at risk when it has agreed to indemnify others for losses related to legal proceedings, including for litigation and governmental investigations and inquiries, such as in connection with the purchase or sale of a business or assets. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2015, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $11.2 million.

M&T Bank owns an additional facility in Buffalo, New York (known as M&T Center) with approximately 395,000 rentable square feet of space. Approximately 89% of this facility is occupied by M&T Bank and its subsidiaries, with the remainder leased to non-affiliated tenants. At December 31, 2015, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $8.8 million.

M&T Bank also owns and occupies three separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 290,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $27.0 million at December 31, 2015.

M&T Bank also owns a facility in Syracuse, New York with approximately 160,000 rentable square feet of space. Approximately 46% of this facility is occupied by M&T Bank. At December 31, 2015, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $2.0 million.

M&T Bank owns facilities in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 93% of Wilmington Center. Wilmington Plaza is 100% occupied by a tenant. At December 31, 2015, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $43.0 million and $13.0 million, respectively.

M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 220,000 and 325,000 rentable square feet of space, respectively. M&T Bank occupies approximately 32% and 89% of these facilities, respectively. At December 31, 2015, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $10.5 million and $7.4 million, respectively.

No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Of the 809 domestic banking offices of M&T’s subsidiary banks at December 31, 2015, 318 are owned in fee and 491 are leased.

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

Wilmington Trust Corporation Investigative and Litigation Matters

M&T’s Wilmington Trust Corporation subsidiary is the subject of certain governmental investigations arising from actions undertaken by Wilmington Trust Corporation prior to M&T’s acquisition of Wilmington Trust Corporation and its subsidiaries, as set forth below.

DOJ Investigation: Prior to M&T’s acquisition of Wilmington Trust Corporation, the Department of Justice (“DOJ”) commenced an investigation of Wilmington Trust Corporation, relating to Wilmington Trust Corporation’s financial reporting and securities filings, as well as certain commercial real estate lending relationships involving its subsidiary bank, Wilmington Trust Company, all of which relate to filings and activities occurring prior to the acquisition of Wilmington Trust Corporation by M&T. On January 6, 2016, the U.S. Attorney for the District of Delaware obtained an indictment against Wilmington Trust Corporation relating to alleged conduct that occurred prior to M&T’s acquisition of Wilmington Trust Corporation in May 2011. M&T strongly believes that this unprecedented action is unjustified and Wilmington Trust Corporation will vigorously defend itself.

The indictment of Wilmington Trust Corporation could result in potential criminal remedies, or criminal or non-criminal resolutions or settlements, including, among other things, enforcement actions, potential statutory or regulatory restrictions on the ability to conduct certain businesses (for which waivers may or may not be available), fines, penalties, restitution, reputational damage or additional costs and expenses.

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust Corporation, alleging that Wilmington Trust Corporation’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust Corporation moved to dismiss. The Court issued an order denying Wilmington Trust Corporation’s motion to dismiss on March 20, 2014. A motion to stay the case is currently pending before the Court.

Other Matters

The Company is the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to The Federal Home Loan Mortgage Corporation (“Freddie Mac”) and The Federal National Mortgage Association (“Fannie Mae”). A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the DOJ (collectively, the “Government”) are investigating whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company is fully cooperating with the investigation. The Government has advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans do not meet underwriting guidelines. The Company, based on its own review of the sample, does not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerns whether the mortgages sold to Freddie Mac and Fannie Mae comply with applicable underwriting guidelines. The Company is also cooperating with that portion of the investigation. The investigation could lead to claims by the Government under the False Claims Act and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Remedies in these proceedings or settlements may include restitution, fines, penalties, or alterations in the Company’s business practices. The Company and the Government continue settlement discussions regarding the investigation and although progress has been made, the parties have not yet reached a definitive agreement. Based upon the current status of these negotiations, management expects that this potential settlement should not have a material impact on the Company’s consolidated financial condition or results of operations in future periods.

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

Not applicable.

Executive Officers of the Registrant

Information concerning M&T’s executive officers is presented below as of February 19, 2016. The year the officer was first appointed to the indicated position with M&T or its subsidiaries is shown parenthetically. In the case of each entity noted below, officers’ terms run until the first meeting of the board of directors after such entity’s annual meeting, which in the case of M&T takes place immediately following the Annual Meeting of Shareholders, and until their successors are elected and qualified.

Robert G. Wilmers, age 81, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of M&T. From April 1998 until July 2000, he served as president and chief executive officer of M&T and from July 2000 until June 2005 he served as chairman, president (1988) and chief executive officer (1983). He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.

Mark J. Czarnecki, age 60, is president (2007), chief operating officer (2014) and a director (2007) of M&T and of M&T Bank. Previously, he was an executive vice president of M&T (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is chairman of the board, president and chief executive officer (2007) and a director (2005) of Wilmington Trust, N.A.

Robert J. Bojdak, age 60, is an executive vice president and chief credit officer (2004) of M&T and M&T Bank. In addition to managing the Company’s credit risk, Mr. Bojdak was also responsible for managing the Company’s enterprise-wide risk, including operational, compliance and investment risk, until February 2013. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. He is an executive vice president and a director of Wilmington Trust, N.A. (2004).

Janet M. Coletti, age 52, is an executive vice president (2015) of M&T and M&T Bank, and is in charge of the Company’s Human Resources Division. Ms. Coletti previously served as senior vice president of M&T Bank, most recently responsible for the Business Banking Division, and has held a number of management positions within M&T Bank since 1985.

William J. Farrell II, age 58, is an executive vice president (2011) of M&T and M&T Bank, and is responsible for managing M&T’s Wealth and Institutional Services Division, which includes Wealth Advisory Services, Institutional Client Services, Asset Management, M&T Securities and M&T Insurance Agency. Mr. Farrell joined M&T through the Wilmington Trust acquisition. He joined Wilmington Trust in 1976 and held a number of senior management positions, most recently as executive vice president and head of the Corporate Client Services business. Mr. Farrell is president, chief executive officer and a director (2012) of Wilmington Trust Company, an executive vice president and a director (2011) of Wilmington Trust, N.A. and a director (2013) of M&T Securities.

Richard S. Gold, age 55, is an executive vice president (2007) and chief risk officer (2014) of M&T. He is a vice chairman and chief risk officer of M&T Bank (2014). Mr. Gold is responsible for managing the Company’s enterprise-wide risk, including operational, compliance and investment risk. He is also responsible for the Office of Regulatory Affairs. Previously, Mr. Gold was responsible for managing the Company’s Residential Mortgage and Business Banking Divisions. Mr. Gold served as senior vice president of M&T Bank from 2000 to 2006, most recently responsible for the Retail Banking Division, including M&T Securities. Mr. Gold is an executive vice president (2006) and chief risk officer (2014) of Wilmington Trust, N.A.

Brian E. Hickey, age 63, is an executive vice president of M&T (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for managing all of the non-retail banking segments in Upstate New York and in the Northern and Central/Western Pennsylvania regions. Mr. Hickey is also responsible for the Auto Floor Plan lending business.

René F. Jones, age 51, is an executive vice president (2006) and chief financial officer (2005) of M&T. He is a vice chairman (2014) and chief financial officer (2005) of M&T Bank. Mr. Jones is also responsible for Wilmington Trust’s wealth and institutional services businesses and for M&T’s Treasury Division. Previously, Mr. Jones was a senior vice president in charge of the Financial Performance Measurement department within M&T Bank’s Finance Division. Mr. Jones has held a number of management positions within M&T Bank’s Finance Division since 1992. Mr. Jones is an executive vice president and chief financial officer (2005) and a director (2007) of Wilmington Trust, N.A., and he is chairman of the board, president (2009) and a trustee (2005) of M&T Real Estate. He is chairman of the board and a director (2014) of Wilmington Trust Investment Advisors, and is a director of M&T Insurance Agency (2007). Mr. Jones is chairman of the board and a director (2014) of Wilmington Trust Company.

Darren J. King, age 46, is an executive vice president of M&T (2010) and M&T Bank (2009), and is in charge of the Retail Banking Division, the Consumer Lending Division, the Business Banking Division and the Marketing and Communications Division. Mr. King previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president of Wilmington Trust, N.A. (2009).

Gino A. Martocci, age 50, is an executive vice president (2014) of M&T and M&T Bank, and is responsible for M&T’s non-retail banking segments in the metropolitan New York City, New Jersey, Baltimore and Washington, D.C. markets. He also is responsible for M&T Realty Capital. Mr. Martocci was a senior vice president of M&T Bank from 2002 to 2013, serving in a number of management positions. He is an executive vice president (2015) and a director (2009) of M&T Realty Capital, and an executive vice president of M&T Real Estate. Mr. Martocci is also the chairman of the Directors Advisory Council (2013) of the New York City/Long Island Division of M&T Bank, and a member of the Directors Advisory Council (2015) of the New Jersey Division of M&T Bank.

Kevin J. Pearson, age 54, is an executive vice president (2002) of M&T and is a vice chairman (2014) of M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson is responsible for M&T’s Credit Division and for managing all of M&T Bank’s commercial banking lines of business. Previously, he was responsible for all of the non-retail banking segments in the New York City, Philadelphia, Connecticut, New Jersey, Tarrytown, Greater Washington D.C. and Northern Virginia, Southern Pennsylvania and Delaware markets of M&T Bank, as well as the Company’s commercial real estate business, Commercial Marketing and Treasury Management. He is an executive vice president (2003) and a trustee (2014) of M&T Real Estate, chairman of the board (2009) and a director (2003) of M&T Realty Capital, and an executive vice president and a director of Wilmington Trust, N.A. (2014). Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002.

Michael J. Todaro, age 54, is an executive vice president (2015) of M&T and M&T Bank, and is responsible for the Mortgage and Customer Asset Management Division. Mr. Todaro previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank’s Mortgage Division since 1995. He is an executive vice president (2015) of Wilmington Trust, N.A.

Michele D. Trolli, age 54, is an executive vice president and chief information officer (2005) of M&T and M&T Bank. She is in charge of the Company’s Technology and Banking Operations, which includes banking services, corporate services, digital and telephone banking, the enterprise data office, enterprise security and enterprise technology. Previously, Ms. Trolli was in charge of the Technology and Banking Operations Division, the Retail Banking Division and the Corporate Services Group of M&T Bank.

D. Scott N. Warman, age 50, is an executive vice president (2009) and treasurer (2008) of M&T and M&T Bank. He is responsible for managing the Company’s Treasury Division. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of Wilmington Trust, N.A. (2008), a trustee of M&T Real Estate (2009), and is treasurer of Wilmington Trust Company (2012).

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

During the fourth quarter of 2015, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2001 Stock Option Plan, the 2005 Incentive Compensation Plan, which replaced the 2001 Stock Option Plan, and the 2009 Equity Incentive Compensation Plan, each of which has been previously approved by shareholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2015, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders:
2005 Incentive Compensation Plan	2,363,583	103.43	3,442,092
2009 Equity Incentive Compensation Plan	3,700	79.21	512,620
Equity compensation plans not approved by security holders:
2008 Directors’ Stock Plan	3,904	121.18	70,270
Deferred Bonus Plan	26,365	66.74	—

Total	2,397,552	$103.02	4,024,982

(1)	As of December 31, 2015, a total of 1,866,706 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $155.76 per common share.

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

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Nasdaq Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2010 and ending on December 31, 2015. The KBW Nasdaq Bank Index is a market capitalization index consisting of 24 companies representing leading national money centers and regional banks or thrifts.

Shareholder Value at Year End*

	2010	2011	2012	2013	2014	2015
M&T Bank Corporation	100	91	121	147	162	160
KBW Nasdaq Bank Index	100	77	102	141	154	155
S&P 500 Index	100	102	118	157	178	181

*	Assumes a $100 investment on December 31, 2010 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

On November 17, 2015, M&T announced that it had been authorized by its Board of Directors to purchase up to $200 million of shares of its common stock. The 2015 repurchase program rescinded and replaced a similar plan that was authorized by the M&T Board of Directors in February 2007. M&T did not repurchase any shares pursuant to either plan during 2015.

During the fourth quarter of 2015, M&T purchased shares of its common stock as follows:

Period	(a)Total Number of Shares (or Units) Purchased(1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2015	2,764	$120.97	—	2,181,500
November 1 - November 30, 2015	1,901	124.45	—	$200,000,000
December 1 - December 31, 2015	7,124	124.42	—	$200,000,000

Total	11,789	$123.61	—

(1)	The total number of shares purchased during the periods indicated reflects shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On February 22, 2007, M&T announced a program to purchase up to 5,000,000 shares of its common stock. That program was replaced by a program announced on November 17, 2015 to purchase up to $200,000,000 of M&T’s common stock. No shares were purchased under either program during the periods indicated.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $122.8 billion at December 31, 2015. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”).

M&T Bank, with total assets of $122.1 billion at December 31, 2015, is a New York-chartered commercial bank with 807 domestic banking offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in the states noted above and on small and medium size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include: M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; Wilmington Trust Investment Advisors, Inc., which serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.

Wilmington Trust, N.A. is a national bank with total assets of $1.9 billion at December 31, 2015. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services.

Wilmington Trust, N.A. also offered selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques.

On November 1, 2015, M&T completed its acquisition of Hudson City Bancorp, Inc. (“Hudson City”). Immediately following completion of the merger, Hudson City Savings Bank merged with and into M&T Bank. At the effective time of the merger, pursuant to the Merger Agreement, each share of Hudson City common stock was converted into the right to receive either 0.08403 of a share of M&T common stock (the “exchange ratio”) or cash having a value equal to the product of the exchange ratio multiplied by the average closing price of M&T common stock for the ten trading days immediately prior to the completion of the merger (such stock or cash, the “merger consideration”), depending on the election of the holder of such share of Hudson City common stock and subject to the proration and adjustment procedures as specified in the Merger Agreement. As a result, M&T paid cash consideration of $2.1 billion and issued 25,953,950 shares of M&T common stock in exchange for Hudson City shares outstanding at the time of acquisition.

The Hudson City transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $36.7 billion, including $19.0 billion of loans and leases (including approximately $234 million of commercial real estate loans, $18.6 billion of residential real estate loans and $162 million of consumer loans). Liabilities assumed aggregated $31.5 billion, including $17.9 billion of deposits and $13.2 billion of borrowings. Immediately following the acquisition, the Company restructured its balance sheet by selling $5.8 billion of investment securities obtained in the acquisition and repaying $10.6 billion of borrowings assumed in the transaction. The common stock issued added $3.1 billion to M&T’s common shareholders’ equity. In connection with the acquisition, the Company recorded $1.1 billion of goodwill and $132 million of core deposit intangible asset. The core deposit intangible asset is being amortized over 7 years using an accelerated method. The acquisition of Hudson City expanded the Company’s presence in New Jersey, Connecticut and New York.

Net acquisition and integration-related expenses (included herein as merger-related expenses) associated with the Hudson City acquisition totaled $61 million after tax-effect, or $.44 of diluted earnings per common share during 2015 and $8 million after tax-effect, or $.06 of diluted earnings per common share in 2013. There were no merger-related expenses in 2014. The Company expects to incur additional merger-related expenses during 2016. As of December 31, 2015, the remaining unpaid portion of incurred merger-related expenses was $56 million.

Effective January 1, 2015, the Company elected to account for its investments in qualified affordable housing projects using the proportional amortization method as allowed by the Financial Accounting Standards Board (“FASB”). Under that method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The adoption was required to be applied retrospectively. As a result, financial statements for periods prior to 2015 have been restated. The adoption did not have a significant effect on the Company’s consolidated financial position or results of operations, but the restatement of the consolidated statement of income for the years ended December 31, 2014 and 2013 resulted in the removal of $53 million and $48 million, respectively, of losses associated with qualified affordable housing projects from “other costs of operations” and added the amortization of the initial cost of the investment of a similar amount to income tax expense.

Regulatory Oversight

M&T and its subsidiaries are subject to a comprehensive regulatory framework applicable to financial holding companies and their bank and non-bank subsidiaries. Significant changes in regulatory requirements arising from the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) have affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company. As required by the Dodd-Frank Act, various federal regulatory agencies have proposed or adopted a broad range of implementing rules and regulations and have prepared numerous studies and reports for Congress. The implications of the Dodd-Frank Act for the Company’s businesses will continue to depend to a large extent on the ultimate implementation of the legislation by the Federal Reserve and other agencies. A discussion of the provisions of the Dodd-Frank and other regulatory requirements is included in Part I, Item 1 of this Form 10-K.

The Company is subject to the Federal Reserve’s revised comprehensive risk-based capital and leverage framework for U.S. banking organizations (the “New Capital Rules”), subject to certain transitional provisions. The New Capital Rules, which became effective for the Company on January 1, 2015, substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including M&T and M&T Bank, as compared to the U.S. general risk-based capital rules that were applicable to M&T and M&T Bank through December 31, 2014.

The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015 only 25% of M&T’s trust preferred securities were includable in Tier 1 capital, and in 2016 and thereafter, none of M&T’s trust preferred securities are includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. On April 15, 2015, in accordance with its 2015 capital plan, M&T redeemed the junior subordinated debentures associated with $310 million of trust preferred securities of M&T Capital Trust I, II and III. A detailed discussion of the New Capital Rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.” A further discussion of the Company’s regulatory capital is presented herein under the heading “Capital” and in note 23 of Notes to Financial Statements.

On September 3, 2014, various federal banking regulators adopted final rules (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”) including the modified version applicable to bank holding companies, including M&T, with $50 billion in total consolidated assets that are not “advanced approaches” institutions. The LCR is intended to ensure that banks hold a sufficient amount of “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The LCR is the ratio of an institution’s amount of HQLA (the numerator) over projected net cash outflows over the 30-day period (the denominator), in each case, as calculated pursuant to the Final LCR Rule. Once fully phased-in, a subject institution must maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgage-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to a greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The initial compliance date for the Company for the modified LCR was January 1, 2016, with the requirement fully phased-in by January 1, 2017. The Company believes that it is in compliance with the LCR Rule. A detailed discussion of the LCR is included in Part I, Item 1 of this Form 10-K under the heading “Liquidity.”

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

On June 17, 2013, M&T and M&T Bank entered into a written agreement with the Federal Reserve Bank of New York. Under the terms of the agreement, M&T and M&T Bank were required to submit to the Federal Reserve Bank of New York a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations (“BSA/AML”) and to take certain other steps to enhance their compliance practices. M&T and M&T Bank have since made substantial progress in implementing a BSA/AML program with significantly expanded scale and scope, as recognized by the Board of Governors of the Federal Reserve System in its Order approving M&T and M&T Bank’s applications to acquire Hudson City and Hudson City Savings Bank. M&T and M&T Bank are continuing to work towards the resolution of all outstanding issues in the written agreement.

Critical Accounting Estimates

The Company’s significant accounting policies conform with generally accepted accounting principles (“GAAP”) and are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following:

●

Accounting for credit losses — The allowance for credit losses represents the amount that in management’s judgment appropriately reflects credit losses inherent in the loan and lease portfolio as of the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating losses inherent in the loan and lease portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. In accounting for loans acquired at a discount that is, in part, attributable to credit quality which are initially recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses, the cash flows expected at acquisition in excess of estimated fair value are recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any applicable allowance for credit losses and then in the recognition of additional interest income over the remaining lives of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance or, in the case of loans acquired at a discount, increases in interest income in future periods. A detailed discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein under the heading “Provision for Credit Losses” and in note 5 of Notes to Financial Statements.

●

Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations, capitalized servicing assets, pension and other postretirement benefit obligations, estimated residual values of property associated with leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations, financial condition or disclosures of fair value information.

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

●

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

Overview

Net income of the Company during 2015 was $1.08 billion or $7.18 of diluted earnings per common share, compared with $1.07 billion or $7.42 of diluted earnings per common share in 2014. Basic earnings per common share were $7.22 in 2015 and $7.47 in 2014. Net income in 2013 totaled $1.14 billion, while diluted and basic earnings per common share were $8.20 and $8.26, respectively. The after-tax impact of merger-related expenses associated with the Hudson City transaction was $61 million ($97 million pre-tax) or $.44 of diluted earnings per common share in 2015. There were no merger-related expenses in 2014. In 2013, the after-tax impact of merger-related expenses associated with the then-pending Hudson City transaction was $8 million ($12 million pre-tax) or $.06 of diluted earnings per common share. Expressed as a rate of return on average assets, net income in 2015 was 1.06%, compared to 1.16% in 2014 and 1.36% in 2013. The return on average common shareholders’ equity was 8.32% in 2015, 9.08% in 2014 and 10.93% in 2013.

Financial results associated with assets acquired and liabilities assumed in the acquisition of Hudson City have been reflected in the Company’s consolidated statement of income since the November 1, 2015 acquisition date adding approximately $110 million to net interest income, $21 million to the provision for credit losses, and $116 million to other expense, including $76 million of merger-related other expense. In addition to the impact of the acquisition, the Company’s financial performance in 2015 as compared with 2014 reflected a further increase in net interest income that was largely attributable to higher average balances of loans and leases, higher noninterest income that reflected a pre-tax gain of $45 million ($23 million after taxes) related to the April 2015 sale of the Company’s trade processing business within the retirement services division of its Institutional Client Services business, and increased operating expenses, in part reflecting higher salaries and benefits costs and cash contributions to The M&T Charitable Foundation. The Company’s financial performance in 2014 as compared with 2013 reflected a significantly lower provision for credit losses and higher mortgage banking revenues, offset by lower net gains from investment securities and loan securitization transactions and higher operating expenses largely resulting from increased costs for professional services and salaries. During 2013, the Company sold the majority of its privately issued mortgage-backed securities that had been held in the available-for-sale investment securities portfolio for an after-tax loss of $28 million ($46 million pre-tax), or $.22 per diluted common share.

In addition, the Company’s holdings of Visa and MasterCard shares were sold in 2013 for an after-tax gain of $62 million ($103 million pre-tax), or $.48 per diluted common share. Also reflected in 2013’s results were after-tax gains from loan securitization transactions of $38 million ($63 million pre-tax), or $.29 per diluted common share. The Company securitized during the second and third quarters of 2013 approximately $1.3 billion of one-to-four family residential real estate loans previously held in the Company’s loan portfolio into guaranteed mortgage-backed securities with Ginnie Mae and recognized gains of $42 million. The Company retained the substantial majority of those securities in its investment securities portfolio. In addition, the Company securitized and sold in September 2013 approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million.

Taxable-equivalent net interest income totaled $2.87 billion in 2015 and $2.70 billion in each of 2014 and 2013. Average earning assets increased $9.5 billion, or 12%, in 2015 as compared with 2014 due predominantly to higher average balances of loans and leases of $6.2 billion and investment securities of $2.9 billion. Loans and investment securities obtained in the acquisition of Hudson City added approximately $3.1 billion and $409 million, respectively, to average earning assets in 2015. Offsetting the impact of higher earning assets was a 17 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, from 3.31% in 2014 to 3.14% in 2015. Lower yields on investment securities and loans and leases outstanding led to that narrowing. Average earning assets grew $7.7 billion, or 10%, in 2014 due to higher balances of investment securities and interest-bearing deposits at banks. Offsetting the impact of higher earning assets was a 34 basis point narrowing of the net interest margin, from 3.65% in 2013 to 3.31% in 2014.

The provision for credit losses in 2015 increased 37% to $170 million from $124 million in 2014. The pre-merger Hudson City allowance for credit losses was eliminated in acquisition accounting and as provided for by GAAP, a $21 million provision for credit losses was recorded for incurred credit losses in connection with the $18.3 billion of loans acquired at a premium that were not individually identifiable as impaired at the acquisition date. Net charge-offs were $134 million in 2015 compared with $121 million in the prior year. Net charge-offs as a percentage of average loans and leases were .19% in each of 2015 and 2014. The provision for credit losses was $185 million in 2013, when net charge-offs were $183 million, or .28% of average loans and leases.

Other income totaled $1.83 billion in 2015, compared with $1.78 billion in 2014 and $1.87 billion in 2013. Higher commercial mortgage banking revenues, loan syndication fees and the aforementioned gain on the sale of the trade processing business in 2015 were partially offset by lower trust income associated with the divested business, decreased residential mortgage banking revenues and a decline in service charges on deposit accounts. The Hudson City transaction did not have a significant impact on other income. Reflected in other income in 2013 were net gains on investment securities of $47 million. Excluding gains and losses on investment securities and the previously noted $63 million of gains from loan securitization transactions in 2013, other income in 2014 was up $24 million from $1.76 billion in 2013. Higher mortgage banking revenues and trust income in 2014 were partially offset by a decline in service charges on deposit accounts. Reflected in gains and losses on investment securities in 2013 were other-than-temporary impairment charges of $10 million on certain privately issued collateralized mortgage obligations (“CMOs”).

Reflecting the impact of the Hudson City acquisition and the previously noted application of new accounting guidance for investments in qualified affordable housing projects, other expense increased 5% to $2.82 billion in 2015 from $2.69 billion in 2014. During 2013, other expense totaled $2.59 billion. Included in those amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $26 million, $34 million and $47 million in 2015, 2014 and 2013, respectively, and merger-related expenses of $76 million and $12 million in 2015 and 2013, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.72 billion in 2015, compared with $2.66 billion in 2014 and $2.53 billion in 2013. The increase in such expenses in 2015 as compared with 2014 was largely due to higher costs for salaries and employee benefits and charitable contributions, partially offset by lower professional services costs. Reflected in operating expenses for 2015 were approximately $40 million of operating expenses associated with Hudson City. In addition to the impact of Hudson City, the increase in salaries and employee benefits expense was largely attributable to annual merit increases for employees and higher pension expense. The rise in noninterest operating expenses from 2013 to 2014 was largely attributable to higher costs for professional services and salaries associated with BSA/AML activities, compliance, capital planning and stress testing, and risk management activities.

The efficiency ratio measures the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 58.0% in 2015, compared with 59.3% and 56.0% in 2014 and 2013, respectively. The calculations of the efficiency ratio are presented in table 2.

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease)(a)										Compound Growth Rate 5 Years

2014 to 2015		2013 to 2014
Amount	%	Amount	%		2015	2014	2013	2012	2011	2010 to 2015
$214.8	7	$(1.8)	—	Interest income(b)	$3,195.3	2,980.5	2,982.3	2,968.1	2,817.9	3%
47.8	17	(3.7)	(1)	Interest expense	328.3	280.4	284.1	343.2	402.3	(7)

167.0	6	1.9	—	Net interest income(b)	2,867.0	2,700.1	2,698.2	2,624.9	2,415.6	5
46.0	37	(61.0)	(33)	Less: provision for credit losses	170.0	124.0	185.0	204.0	270.0	(14)
—	—	(46.7)	—	Gain (loss) on bank investment securities(c)	—	—	46.7	(47.8)	73.2	—
45.8	3	(39.2)	(2)	Other income	1,825.1	1,779.3	1,818.5	1,715.1	1,509.8	9
				Less:
144.6	10	49.8	4	Salaries and employee benefits	1,549.5	1,405.0	1,355.2	1,314.6	1,204.0	9
(11.1)	(1)	51.8	4	Other expense	1,273.4	1,284.5	1,232.7	1,155.2	1,237.9	8

33.3	2	(124.6)	(7)	Income before income taxes	1,699.2	1,665.9	1,790.5	1,618.4	1,286.7	8
				Less:
.9	3	(1.3)	(5)	Taxable-equivalent adjustment(b)	24.5	23.7	25.0	26.4	25.9	—
19.0	3	(51.0)	(8)	Income taxes	595.0	576.0	627.0	562.5	401.3	9

$13.4	1	$(72.3)	(6)	Net income	$1,079.7	1,066.2	1,138.5	1,029.5	859.5	8%

(a)	Changes were calculated from unrounded amounts.

(b)	Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 39%.

(c)	Includes other-than-temporary impairment losses, if any.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $4.7 billion at December 31, 2015 and $3.6 billion at each of December 31, 2014 and 2013. Included in such intangible assets was goodwill of $4.6 billion at December 31, 2015 and $3.5 billion at December 31, 2014 and 2013. Amortization of core deposit and other intangible assets, after tax effect, totaled $16 million, $21 million and $29 million during 2015, 2014 and 2013, respectively.

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices. Those expenses totaled $76 million ($48 million after-tax) in 2015 and $12 million ($8 million after-tax) in 2013. Also considered as a merger-related expense in 2015 was a provision for credit losses of $21 million. GAAP provides that an allowance for credit losses associated with probable incurred losses on loans acquired at a premium be recognized. Given the recognition of such losses above and beyond the impact of forecasted losses used in determining the fair value of acquired loans, the Company considers that provision to be a merger-related expense. There were no merger-related expenses in 2014. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $1.16 billion in 2015, compared with $1.09 billion in 2014 and $1.17 billion in 2013. Diluted net operating earnings per common share were $7.74 in 2015, $7.57 in 2014 and $8.48 in 2013.

Net operating income expressed as a rate of return on average tangible assets was 1.18% in 2015, compared with 1.23% in 2014 and 1.47% in 2013. Net operating income represented a return on average tangible common equity of 13.00% in 2015, 13.76% in 2014 and 17.79% in 2013.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2015	2014	2013
Income statement data
In thousands, except per share
Net income
Net income	$1,079,667	$1,066,246	$1,138,480
Amortization of core deposit and other intangible assets(a)	16,150	20,657	28,644
Merger-related expenses(a)	60,820	—	7,511

Net operating income	$1,156,637	$1,086,903	$1,174,635

Earnings per common share
Diluted earnings per common share	$7.18	$7.42	$8.20
Amortization of core deposit and other intangible assets(a)	.12	.15	.22
Merger-related expenses(a)	.44	—	.06

Diluted net operating earnings per common share	$7.74	$7.57	$8.48

Other expense
Other expense	$2,822,932	$2,689,474	$2,587,866
Amortization of core deposit and other intangible assets	(26,424)	(33,824)	(46,912)
Merger-related expenses	(75,976)	—	(12,364)

Noninterest operating expense	$2,720,532	$2,655,650	$2,528,590

Merger-related expenses
Salaries and employee benefits	$51,287	$—	$836
Equipment and net occupancy	3	—	690
Printing, postage and supplies	504	—	1,825
Other costs of operations	24,182	—	9,013

Other expense	75,976	—	12,364
Provision for credit losses	21,000	—	—

Total	$96,976	$—	$12,364

Efficiency ratio
Noninterest operating expense (numerator)	$2,720,532	$2,655,650	$2,528,590

Taxable-equivalent net interest income	2,867,050	2,700,088	2,698,200
Other income	1,825,037	1,779,273	1,865,205
Less: Gain (loss) on bank investment securities	(130)	—	56,457
Net OTTI losses recognized in earnings	—	—	(9,800)

Denominator	$4,692,217	$4,479,361	$4,516,748

Efficiency ratio	57.98%	59.29%	55.98%

Balance sheet data
In millions
Average assets
Average assets	$101,780	$92,143	$83,662
Goodwill	(3,694)	(3,525)	(3,525)
Core deposit and other intangible assets	(45)	(50)	(90)
Deferred taxes	16	15	27

Average tangible assets	$98,057	$88,583	$80,074

Average common equity
Average total equity	$13,228	$12,097	$10,722
Preferred stock	(1,232)	(1,192)	(878)

Average common equity	11,996	10,905	9,844
Goodwill	(3,694)	(3,525)	(3,525)
Core deposit and other intangible assets	(45)	(50)	(90)
Deferred taxes	16	15	27

Average tangible common equity	$8,273	$7,345	$6,256

At end of year
Total assets
Total assets	$122,788	$96,686	$85,162
Goodwill	(4,593)	(3,525)	(3,525)
Core deposit and other intangible assets	(140)	(35)	(69)
Deferred taxes	54	11	21

Total tangible assets	$118,109	$93,137	$81,589

Total common equity
Total equity	$16,173	$12,336	$11,306
Preferred stock	(1,232)	(1,231)	(882)
Undeclared dividends — cumulative preferred stock	(2)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	14,939	11,102	10,421
Goodwill	(4,593)	(3,525)	(3,525)
Core deposit and other intangible assets	(140)	(35)	(69)
Deferred taxes	54	11	21

Total tangible common equity	$10,260	$7,553	$6,848

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities

Net interest income expressed on a taxable-equivalent basis totaled $2.87 billion in 2015, up 6% from $2.70 billion in 2014. That increase was the result of higher average earning assets in 2015, including $3.7 billion of average earning assets obtained in the acquisition of Hudson City. Average earning assets rose 12% to $91.2 billion in 2015 from $81.7 billion in 2014. That growth, however, was partially offset by a 17 basis point narrowing of the net interest margin to 3.14% in 2015 from 3.31% in 2014. That narrowing was largely the result of lower average yields on investment securities and loans and leases outstanding.

Average loans and leases increased $6.2 billion or 10% to $70.8 billion in 2015 from $64.7 billion in 2014, due in part to $3.1 billion of average loans obtained in the acquisition of Hudson City. Loans associated with Hudson City totaled $19.0 billion on the acquisition date, consisting of approximately $234 million of commercial real estate loans, $18.6 billion of residential real estate loans and $162 million of consumer loans. Including the impact of the acquired loan balances, average balances of residential real estate loans increased 31% or $2.7 billion to $11.5 billion in 2015 from $8.7 billion in the previous year. Reflected in those amounts were residential real estate loans held for sale, which averaged $415 million in 2015 and $403 million in 2014. Commercial loans and leases averaged $19.9 billion in 2015, up $1.0 billion or 5% from $18.9 billion in 2014. Average commercial real estate loans increased 7% or $1.8 billion to $28.3 billion in 2015 from $26.5 billion in 2014. Average consumer loans totaled $11.2 billion in 2015, up $584 million or 6% from $10.6 billion in the prior year predominantly due to growth in average automobile loan balances.

Taxable-equivalent net interest income totaled $2.70 billion in each of 2014 and 2013. Growth in average earning assets in 2014 was also offset by a narrowing of the net interest margin. Average earning assets rose 10% to $81.7 billion in 2014 from $74.0 billion in 2013, the result of higher average balances of investment securities and interest-bearing deposits at the Federal Reserve Bank of New York. The net interest margin narrowed to 3.31% in 2014 from 3.65% in 2013. Contributing to that decline was a 19 basis point reduction in the average yield on loans and leases and the lower yielding cash balances on deposit with the Federal Reserve Bank of New York.

Average loans and leases declined $388 million or 1% to $64.7 billion in 2014 from $65.1 billion in 2013. Commercial loans and leases averaged $18.9 billion in 2014, $1.1 billion or 6% higher than in the prior year. That growth reflected increased demand by customers. Average balances of commercial real estate loans increased 1% or $379 million to $26.5 billion in 2014 from $26.1 billion in 2013. Average residential real estate balances declined to $8.7 billion in 2014 from $10.1 billion in the preceding year. Included in that portfolio were loans originated for sale, which averaged $403 million in 2014 and $909 million in 2013. Excluding loans held for sale, average residential real estate loans decreased $911 million from 2013 to 2014, resulting largely from the full-year impact of the securitizations during mid-2013 of $1.3 billion of loans held in the loan portfolio. Average consumer loans totaled $10.6 billion in 2014, down $480 million or 4% from $11.1 billion in 2013 due to the full-year impact of a $1.4 billion automobile loan securitization transaction completed during the third quarter of 2013.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2015			2014			2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions; interest in thousands)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$19,899	$638,199	3.21%	18,867	624,487	3.31%	17,736	628,154	3.54%	16,336	606,495	3.71%	14,655	564,787	3.85%
Real estate — commercial	28,276	1,193,271	4.16	26,461	1,142,939	4.26	26,083	1,198,400	4.53	24,907	1,138,723	4.50	22,901	1,051,772	4.59
Real estate — consumer	11,458	468,790	4.09	8,719	368,632	4.23	10,136	418,095	4.12	9,727	421,516	4.33	6,778	334,421	4.93
Consumer	11,203	499,650	4.46	10,618	480,877	4.53	11,098	510,962	4.60	11,732	559,253	4.77	11,865	592,386	4.99

Total loans and leases, net	70,836	2,799,910	3.95	64,665	2,616,935	4.05	65,053	2,755,611	4.24	62,702	2,725,987	4.35	56,199	2,543,366	4.53

Interest-bearing deposits at banks	5,775	15,252	.26	5,342	13,361	.25	2,139	5,201	.24	528	1,221	.23	1,195	2,934	.25
Federal funds sold and agreements to resell securities	34	35	.10	89	64	.07	128	114	.09	4	21	.55	180	189	.11
Trading account	86	1,247	1.44	76	1,381	1.81	78	1,482	1.91	96	1,394	1.45	94	1,411	1.50
Investment securities(b)
U.S. Treasury and federal agencies	13,514	336,873	2.49	10,543	304,178	2.88	5,123	165,879	3.24	4,538	150,500	3.32	4,165	155,339	3.73
Obligations of states and political subdivisions	143	6,391	4.46	166	8,115	4.89	194	9,999	5.15	220	11,638	5.29	244	13,704	5.61
Other	799	35,599	4.45	800	36,485	4.56	1,298	44,019	3.39	2,211	77,315	3.50	2,655	101,020	3.80

Total investment securities	14,456	378,863	2.62	11,509	348,778	3.03	6,615	219,897	3.32	6,969	239,453	3.44	7,064	270,063	3.82

Total earning assets	91,187	3,195,307	3.50	81,681	2,980,519	3.65	74,013	2,982,305	4.03	70,299	2,968,076	4.22	64,732	2,817,963	4.35

Allowance for credit losses	(935)			(923)			(932)			(922)			(916)
Cash and due from banks	1,242			1,277			1,380			1,384			1,207
Other assets	10,286			10,108			9,201			9,222			8,954

Total assets	$101,780			92,143			83,662			79,983			73,977

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Interest-checking deposits	$1,275	1,404	.11	1,034	1,404	.14	923	1,287	.14	856	1,343	.16	753	1,145	.15
Savings deposits	42,610	44,736	.10	40,474	45,465	.11	36,739	54,948	.15	33,398	68,011	.20	30,403	84,314	.28
Time deposits	4,641	27,059	.58	3,290	15,515	.47	4,045	26,439	.65	5,347	46,102	.86	6,480	71,014	1.10
Deposits at Cayman Islands office	216	615	.28	327	699	.21	496	1,018	.21	605	1,130	.19	779	962	.12

Total interest-bearing deposits	48,742	73,814	.15	45,125	63,083	.14	42,203	83,692	.20	40,206	116,586	.29	38,415	157,435	.41

Short-term borrowings	548	1,677	.31	215	101	.05	390	430	.11	839	1,286	.15	827	1,030	.12
Long-term borrowings	10,217	252,766	2.47	7,492	217,247	2.90	4,941	199,983	4.05	5,527	225,297	4.08	6,959	243,866	3.50

Total interest-bearing liabilities	59,507	328,257	.55	52,832	280,431	.53	47,534	284,105	.60	46,572	343,169	.74	46,201	402,331	.87

Noninterest-bearing deposits	27,324			25,715			23,721			21,761			17,273
Other liabilities	1,721			1,499			1,685			1,947			1,499

Total liabilities	88,552			80,046			72,940			70,280			64,973

Shareholders’ equity	13,228			12,097			10,722			9,703			9,004

Total liabilities and shareholders’ equity	$101,780			92,143			83,662			79,983			73,977

Net interest spread			2.95			3.12			3.43			3.48			3.48
Contribution of interest-free funds			.19			.19			.22			.25			.25

Net interest income/margin on earning assets		$2,867,050	3.14%		2,700,088	3.31%		2,698,200	3.65%		2,624,907	3.73%		2,415,632	3.73%

(a)	Includes nonaccrual loans.

(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2015 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase (Decrease) from
	2015	2014 to 2015	2013 to 2014
	(In millions)
Commercial, financial, etc.	$19,899	5%	6%
Real estate — commercial	28,276	7	1
Real estate — consumer	11,458	31	(14)
Consumer
Automobile	2,216	32	(23)
Home equity lines and loans	5,913	(2)	(2)
Other	3,074	7	5

Total consumer	11,203	6	(4)

Total	$70,836	10%	(1)%

Commercial loans and leases, excluding loans secured by real estate, aggregated $20.4 billion at December 31, 2015, representing 23% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2015 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $20.4 billion of commercial loans and leases outstanding at the end of 2015, approximately $18.0 billion, or 88%, were secured, while 42%, 26% and 21% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2015 aggregated $1.2 billion, of which 50% were secured by collateral located in New York State, 16% were secured by collateral in Pennsylvania and another 14% were secured by collateral in the Mid-Atlantic area.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2015

	New York	Pennsylvania	Mid-Atlantic(a)	Other	Total	Percent of Total
	(Dollars in millions)
Automobile dealerships	$1,645	$868	$441	$747	$3,701	18%
Manufacturing	1,727	1,024	531	319	3,601	18
Services	1,139	707	1,069	276	3,191	16
Wholesale	774	498	497	109	1,878	9
Real estate investors	742	230	242	87	1,301	6
Financial and insurance	595	308	211	139	1,253	6
Transportation, communications, utilities	304	394	257	265	1,220	6
Health services	509	206	378	95	1,188	6
Construction	394	260	188	50	892	4
Retail	217	233	213	85	748	4
Public administration	166	69	39	1	275	1
Agriculture, forestry, fishing, etc.	22	138	33	1	194	1
Other	419	273	277	11	980	5

Total	$8,653	$5,208	$4,376	$2,185	$20,422	100%

Percent of total	42%	26%	21%	11%	100%

Percent of dollars outstanding
Secured	82%	80%	84%	80%	82%
Unsecured	11	16	12	9	12
Leases	7	4	4	11	6

Total	100%	100%	100%	100%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	24%	20%	28%	9%	23%
$1 million to $5 million	26	24	21	22	23
$5 million to $10 million	15	17	17	21	16
$10 million to $20 million	16	22	17	26	19
$20 million to $30 million	7	9	7	10	8
$30 million to $50 million	5	8	9	7	7
Greater than $50 million	7	—	1	5	4

Total	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.

International loans included in commercial loans and leases totaled $191 million and $167 million at December 31, 2015 and 2014, respectively. Included in such loans were $64 million and $61 million, respectively, of loans at M&T Bank’s commercial banking office in Ontario, Canada. The remaining international loans are predominantly to domestic companies with foreign operations.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 64% of the loan and lease portfolio during 2015 and 2014, compared with 65% in 2013. At December 31, 2015, the Company held approximately $29.2 billion of commercial real estate loans, $26.3 billion of consumer real estate loans secured by one-to-four family residential properties (including $353 million of loans originated for sale) and $6.0 billion of outstanding balances of home equity loans and lines of credit, compared with $27.6 billion, $8.7 billion and $6.0 billion, respectively, at December 31, 2014. The substantial increase in the residential real estate loans reflects $18.0 billion of remaining loans obtained in the acquisition of Hudson City. Those loans totaled $18.6 billion on November 1, 2015.

Included in commercial real estate loans at December 31, 2015 and 2014 were construction loans of $5.1 billion and $5.0 billion, respectively, including amounts due from builders and developers of residential real estate aggregating $1.6 billion and $1.5 billion at December 31, 2015 and 2014, respectively.

Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then-current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately seven to ten years, and adjustable-rate commercial real estate loans. Adjustable-rate commercial real estate loans represented approximately 69% of the commercial real estate loan portfolio at the 2015 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2015. New York City area commercial real estate loans totaled $8.3 billion at December 31, 2015. The $6.8 billion of investor-owned commercial real estate loans in the New York City area were largely secured by multifamily residential properties, retail space, and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 39% of the aggregate dollar amount of New York City area loans were for loans with outstanding balances of $10 million or less, while loans of more than $50 million made up approximately 13% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2015

	New York State
	New York City	Other	Pennsylvania	Mid- Atlantic(a)	Other	Total	Percent of Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Office	$1,168	$900	$532	$1,380	$446	$4,426	15%
Apartments/Multifamily	1,866	640	333	765	371	3,975	14
Retail/Service	1,378	460	436	924	489	3,687	13
Hotel	648	426	263	627	283	2,247	8
Industrial/Warehouse	213	224	292	272	274	1,275	4
Health facilities	37	81	21	86	12	237	1
Other	197	30	11	27	19	284	1

Total permanent	5,507	2,761	1,888	4,081	1,894	16,131	56%

Construction/Development
Commercial
Construction	418	400	361	827	421	2,427	8%
Land/Land development	309	24	46	190	78	647	3
Residential builder and developer
Construction	585	1	131	223	242	1,182	4
Land/Land development	10	17	21	193	162	403	1

Total construction/development	1,322	442	559	1,433	903	4,659	16%

Total investor-owned	6,829	3,203	2,447	5,514	2,797	20,790	72%

Owner-occupied by industry(b)
Health services	453	453	378	796	320	2,400	8%
Other services	185	387	278	653	82	1,585	5
Retail	156	171	201	308	59	895	3
Automobile dealerships	96	181	229	192	156	854	3
Manufacturing	75	204	160	149	32	620	2
Wholesale	70	59	153	263	55	600	2
Real estate investors	38	60	69	67	2	236	1
Other	383	212	257	360	5	1,217	4

Total owner-occupied	1,456	1,727	1,725	2,788	711	8,407	28%

Total commercial real estate	$8,285	$4,930	$4,172	$8,302	$3,508	$29,197	100%

Percent of total	28%	17%	14%	29%	12%	100%

Percent of dollars outstanding by size of loan
Less than $1 million	4%	20%	17%	12%	9%	11%
$1 million to $5 million	19	34	27	23	17	24
$5 million to $10 million	16	19	18	16	19	17
$10 million to $30 million	33	24	31	27	35	30
$30 million to $50 million	15	3	4	10	11	10
$50 million to $100 million	12	—	3	12	9	8
Greater than $100 million	1	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.

(b)	Includes $472 million of construction loans

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 73% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the New York City area were for loans with outstanding balances of $10 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 62% and 51%, respectively, were for loans with outstanding balances of $10 million or less.

Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area and New York State comprised 12% of total commercial real estate loans as of December 31, 2015.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $4.7 billion at December 31, 2015, or 5% of total loans and leases. Approximately 95% of those construction loans had adjustable interest rates. Included in such loans at the 2015 year-end were $1.6 billion of loans to developers of residential real estate properties. Information about the credit performance of the Company’s loans to builders and developers of residential real estate properties is included herein under the heading “Provision For Credit Losses.” The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Delegated Underwriting and Servicing (“DUS”) program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $2.5 billion and $2.4 billion at December 31, 2015 and 2014, respectively. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2015 and 2014 aggregated $39 million and $308 million, respectively. At December 31, 2015 and 2014, commercial real estate loans serviced by the Company for other investors were $11.0 billion and $11.3 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet.

Real estate loans secured by one-to-four family residential properties were $26.3 billion at December 31, 2015, including approximately 33% secured by properties located in New York State, 7% secured by properties located in Pennsylvania, 31% secured by properties in New Jersey and 10% secured by properties located in other Mid-Atlantic areas. At December 31, 2015, $353 million of residential real estate loans had been originated for sale, compared with $435 million at December 31, 2014. The Company’s portfolio of alternative (“Alt-A”) residential real estate loans (referred to as “limited documentation loans”) held for investment increased by $3.9 billion to $4.3 billion at December 31, 2015 from $339 million at December 31, 2014. The increase was due to the portfolio of limited documentation loans acquired with the Hudson City transaction which totaled $4.0 billion at December 31, 2015. Alt-A loans represent loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Hudson City loans that were eligible for limited documentation processing were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Hudson City discontinued its limited documentation loan program in January 2014. Loans in the Company’s Alt-A portfolio prior to the Hudson City transaction were originated by the Company prior to 2008. Loans to individuals to finance the construction of one-to-four family residential properties totaled $34 million at December 31, 2015 and $35 million at December 31, 2014, or less than .1% of total loans and leases at each of those dates. Information about the credit performance of the Company’s residential real estate loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 13% of total loans and leases at December 31, 2015 and 16% at December 31, 2014. Outstanding balances of home equity loans and lines of credit represent the largest component of the consumer loan portfolio. Such balances represented approximately 7% of total loans and leases at December 31, 2015 and 9% at December 31, 2014. No other consumer loan product represented at least 3% of loans outstanding at December 31, 2015. Approximately 39% of home equity loans and lines of credit outstanding at December 31, 2015 were secured by properties in New York State, 21% in Pennsylvania, 27% in Maryland and 3% in New Jersey. Outstanding automobile loan balances rose to $2.5 billion at December 31, 2015 from $2.0 billion at December 31, 2014. That increase reflects consumer demand for motor vehicles.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2015, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states. Approximately 39% of total loans and leases at December 31, 2015 were to New York State customers, while 16% and 31% were to Pennsylvania and the Mid-Atlantic area customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2015

		Percent of Dollars Outstanding
				Mid-Atlantic
	Outstandings	New York	Penn- sylvania	Maryland	New Jersey	Other(a)	Other
	(In millions)
Real estate
Residential	$26,270	33%	7%	5%	31%	5%	19%
Commercial	29,197	45	14	13	6	10	12

Total real estate	55,467	40%	11%	9%	17%	8%	15%

Commercial, financial, etc.	19,213	42%	26%	12%	4%	6%	10%
Consumer
Home equity lines and loans	5,953	39%	21%	27%	3%	9%	1%
Automobile	2,519	29	23	10	7	8	23
Other secured or guaranteed	2,409	23	13	7	7	4	46
Other unsecured	719	39	23	23	—	3	12

Total consumer	11,600	34%	20%	19%	4%	7%	16%

Total loans	86,280	39%	16%	11%	13%	7%	14%

Commercial leases	1,209	50%	16%	9%	3%	2%	20%

Total loans and leases	$87,489	39%	16%	11%	13%	7%	14%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Balances of investment securities averaged $14.5 billion in 2015, up from $11.5 billion and $6.6 billion in 2014 and 2013, respectively. The significant rise in such balances since 2013 reflects the net effect of purchases of mortgage-backed securities and the impact of investment securities sales and securitizations. Beginning in the second quarter of 2013, the Company undertook certain actions to improve its regulatory capital and liquidity positions in response to evolving regulatory requirements, including the requirements of the LCR that became effective in January 2016. Purchases of Fannie Mae and Ginnie Mae mortgage-backed securities totaled $3.5 billion in 2015, $5.2 billion in 2014 and $2.2 billion in 2013. Additionally, mortgage-backed securities retained from the acquisition of Hudson City were $1.2 billion at December 31, 2015. Furthermore, in the second quarter of 2013 approximately $1.0 billion of privately issued mortgage-backed securities held in the available-for-sale portfolio were sold, as were the Company’s holdings of Visa and MasterCard common stock. In the second and third quarters of 2013, the Company securitized approximately $1.3 billion of residential real estate loans guaranteed by the Federal Housing Administration

(“FHA”) that were held in its loan portfolio. A substantial majority of the Ginnie Mae securities resulting from those securitizations were retained by the Company. During the second quarter of 2013, the Company also began originating FHA residential real estate loans for purposes of securitizing such loans into Ginnie Mae mortgage-backed securities to be retained in the Company’s investment securities portfolio. Mortgage-backed securities added to the investment portfolio through these origination activities were $65 million in 2015, $135 million in 2014 and $1.7 billion in 2013.

The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. As noted above, in 2013 the Company sold investment securities to reduce its exposure to higher risk securities in response to changing regulatory capital and liquidity standards. Furthermore, as mentioned previously, immediately following the acquisition of Hudson City, the Company restructured its balance sheet by selling $5.8 billion of investment securities obtained in the transaction.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” Nevertheless, there were no other-than-temporary impairment charges recognized in 2015 or 2014. Pre-tax other-than-temporary impairment charges of $10 million were recognized during 2013 related to certain privately issued mortgage-backed securities. Persistently high unemployment, loan delinquencies and foreclosures that led to a backlog of homes held for sale by financial institutions and others were significant factors contributing to the recognition of the other-than-temporary impairment charges related to those securities. As noted earlier, substantially all of the privately issued mortgage-backed securities held in the available-for-sale portfolio were sold in the second quarter of 2013. The impairment charges recognized during 2013 related to a subset of those sold securities. Based on management’s assessment of future cash flows associated with individual investment securities as of December 31, 2015, the Company concluded that declines in value below amortized cost associated with the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 20 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $5.9 billion in 2015, $5.5 billion in 2014 and $2.3 billion in 2013. Interest-bearing deposits at banks averaged $5.8 billion in 2015, compared with $5.3 billion and $2.1 billion in 2014 and 2013, respectively. The higher levels of average interest-bearing deposits at banks in 2014 when compared with 2013 were due, in part, to higher Wilmington Trust-related customer deposits. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $74.2 billion in 2015, up from $69.1 billion in 2014 and $63.8 billion in 2013. The Hudson City acquisition added approximately $17.0 billion of core deposits on November 1, 2015, including $9.7 billion of time deposits, $6.6 billion of savings deposits and $691 million of noninterest-bearing deposits. The Hudson City acquisition contributed approximately $2.8 billion to the Company’s average core deposits in 2015. Excluding the impact of the merger, growth in average core deposits from the prior year reflects an increase of approximately $1.6 billion in commercial customer deposits. The growth in average core deposits from 2013 to 2014 reflects increases of approximately $2.6 billion of deposits from trust customers and $1.7 billion in commercial customer deposits. Funding provided by core deposits represented 81% of average earning assets in 2015, compared with 85% and 86% in 2014 and 2013, respectively. Table 8 summarizes average core deposits in 2015 and percentage changes in the components of such deposits over the past two years. Core deposits aggregated $89.3 billion and $72.0 billion at December 31, 2015 and 2014, respectively.

Table 8

AVERAGE CORE DEPOSITS

		Percentage Increase (Decrease) from
	2015	2014 to 2015	2013 to 2014
	(In millions)
Interest-checking deposits	$1,250	24%	12%
Savings deposits	41,522	5	10
Time deposits	4,103	40	(15)
Noninterest-bearing deposits	27,324	6	8

Total	$74,199	7%	8%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $501 million in 2015, $366 million in 2014 and $325 million in 2013. Cayman Islands office deposits averaged $216 million in 2015, $327 million in 2014 and $496 million in 2013. Brokered time deposits averaged $37 million in 2015, compared with $4 million in 2014 and $279 million in 2013. The Company also had brokered interest-bearing transaction and brokered money-market deposit accounts, which in the aggregate averaged $1.1 billion in each of 2015, 2014 and 2013. The levels of brokered deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits is also reflective of customer demand. Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of less than one year. Average short-term borrowings were $548 million in 2015, $215 million in 2014 and $390 million in 2013. The increase in 2015 was predominantly due to short-term borrowings from the Federal Home Loan Bank (“FHLB”) of New York of $2.0 billion assumed in the Hudson City acquisition. Those short-term fixed-rate borrowings have various maturity dates throughout 2016 and contributed $361 million to the increase in the average balances of short-term borrowings in 2015. There were no short-term borrowings from the Federal Home Loan Banks in 2014 or 2013. Also included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $138 million, $156 million and $284 million in 2015, 2014 and 2013, respectively. Overnight federal funds borrowings totaled $99 million at December 31, 2015 and $135 million at December 31, 2014.

Long-term borrowings averaged $10.2 billion in 2015, $7.5 billion in 2014 and $4.9 billion in 2013. M&T Bank has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Through December 31, 2015, only unsecured senior notes totaling $5.5 billion have been issued. Average balances of notes issued under that program were $5.3 billion in 2015, $2.9 billion in 2014 and $657 million in 2013. During March 2013, $300 million of three-year floating rate notes and $500 million of three-year fixed rate notes were issued. During 2014, M&T Bank issued $550 million of three-year floating rate, $1.25 billion of three-year fixed rate and $1.4 billion of five-year fixed rate notes. During 2015, M&T Bank issued $1.5 billion of fixed rate notes of which $750 million mature in 2020 and $750 million mature in 2025. The proceeds from the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high quality liquid assets that meet the requirements of the LCR. Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $1.2 billion in 2015, $692 million in 2014 and $30 million in 2013, and subordinated capital notes of $1.5 billion in 2015 and $1.6 billion in each of 2014 and 2013. During the second quarter of 2014, M&T Bank borrowed approximately $1.1 billion from the FHLB of New York. Those borrowings were split between three-year and five-year terms at fixed rates of interest. In 2013, $250 million of 4.875% subordinated notes of the Company matured and were redeemed. In November 2014, M&T Bank redeemed $50 million of 9.50% subordinated notes that were due to mature in 2018. In the first quarter of 2014, M&T redeemed $350 million of 8.50% junior subordinated debentures associated with trust preferred securities. In accordance with its 2015 capital plan, on April 15, 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Those borrowings had a weighted-average interest rate of 8.24%. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $605 million in 2015, $889 million in 2014 and $1.2 billion in 2013. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.5 billion in 2015 and $1.4 billion during each of 2014 and 2013. Agreements to repurchase securities assumed in connection with the Hudson City acquisition totaled $6.9 billion at November 1, 2015. Immediately following the November 1, 2015 Hudson City acquisition date the balance sheet was restructured and $6.4 billion of the assumed repurchase agreements were repaid. The agreements held at December 31, 2015 have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of December 31, 2015, interest rate swap agreements were used to hedge approximately $1.4 billion of outstanding fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.95% in 2015, compared with 3.12% in 2014 and 3.43% in 2013. The yield on the Company’s earning assets declined 15 basis points to 3.50% in 2015 from 3.65% in 2014, while the rate paid on interest-bearing liabilities increased 2 basis points to .55% in 2015 from .53% in 2014. The yield on earning assets during 2014 decreased 38 basis points from 4.03% in 2013, while the rate paid on interest-bearing liabilities declined 7 basis points from .60% in 2013. The narrowing of the net interest spread in 2015 and 2014 reflects the ongoing impact of the low interest rate environment on the yields earned on investments and loans, higher average balances of investment securities and long-term borrowings, and the higher levels of deposits held at the Federal Reserve Bank of New York.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $31.7 billion in 2015, compared with $28.8 billion in 2014 and $26.5 billion in 2013. The increases in average net interest-free funds in 2015 and 2014 reflect higher balances of noninterest-bearing deposits, which averaged $27.3 billion in 2015, $25.7 billion in 2014 and $23.7 billion in 2013. The increase in average noninterest-bearing deposits in 2015 reflects an increase in commercial customer deposits of $1.5 billion. The growth from 2013 to 2014 includes an increase in commercial customer deposits of $1.4 billion. In connection with the Hudson City acquisition, the Company added noninterest-bearing deposits of $691 million at the acquisition date. Goodwill and core deposit and other intangible assets averaged $3.7 billion in 2015 and $3.6 billion in each of 2014 and 2013. Goodwill of $1.1 billion and core deposit intangible of $132 million resulted from the Hudson City acquisition. The cash surrender value of bank owned life insurance averaged $1.7 billion in each of 2015 and 2014 and $1.6 billion in 2013. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .19% in each of 2015 and 2014 and ..22% in 2013.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.14% in 2015, 3.31% in 2014 and 3.65% in 2013. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of December 31, 2015 and 2014. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount of the agreements at fixed rates and made payments at variable rates. Those interest rate swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized in 2015, 2014 and 2013 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $44 million at December 31, 2015 and $73 million at December 31, 2014. The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of December 31, 2015 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $22 million of collateral with the Company. Additional information about interest rate swap agreements and the items being hedged is included in note 18 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2015		2014		2013
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(44,219)	(.07)	(44,996)	(.09)	(41,326)	(.09)

Net interest income/margin	$44,219	.04%	$44,996	.06%	$41,326	.06%

Average notional amount	$1,412,340		$1,400,000		$1,160,274
Rate received(b)		4.42%		4.42%		5.03%
Rate paid(b)		1.28%		1.19%		1.47%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.

(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $170 million in 2015, compared with $124 million in 2014 and $185 million in 2013. Net loan charge-offs aggregated $134 million in 2015, $121 million in 2014 and $183 million in 2013. Net loan charge-offs as a percentage of average loans outstanding were .19% in each of 2015 and 2014, compared with .28% in 2013. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10 and in note 5 of Notes to Financial Statements.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance for credit losses beginning balance	$919,562	$916,676	$925,860	$908,290	$902,941
Charge-offs during year
Commercial, financial, leasing, etc.	60,983	58,943	109,329	41,148	55,021
Real estate — construction	3,221	1,882	9,137	27,687	63,529
Real estate — mortgage	26,382	33,527	49,079	58,572	81,691
Consumer	107,787	84,390	85,965	103,348	109,246

Total charge-offs	198,373	178,742	253,510	230,755	309,487

Recoveries during year
Commercial, financial, leasing, etc.	30,284	22,188	11,773	11,375	10,224
Real estate — construction	6,308	4,725	18,800	3,693	5,930
Real estate — mortgage	7,626	14,640	13,718	8,847	10,444
Consumer	20,585	16,075	26,035	20,410	18,238

Total recoveries	64,803	57,628	70,326	44,325	44,836

Net charge-offs	133,570	121,114	183,184	186,430	264,651
Provision for credit losses	170,000	124,000	185,000	204,000	270,000
Allowance related to loans sold or securitized	—	—	(11,000)	—	—

Allowance for credit losses ending balance	$955,992	$919,562	$916,676	$925,860	$908,290

Net charge-offs as a percent of:
Provision for credit losses	78.57%	97.67%	99.02%	91.39%	98.02%
Average loans and leases, net of unearned discount	.19%	.19%	.28%	.30%	.47%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.09%	1.38%	1.43%	1.39%	1.51%

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of acquired loans requires estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of the loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $2.5 billion and $2.6 billion at December 31, 2015 and 2014, respectively. The decrease is largely attributable to payments received offset by the addition of $688 million of purchased impaired loans from Hudson City on November 1, 2015. The nonaccretable balance related to remaining principal losses as of December 31, 2015 and 2014 is presented in table 11. The addition of purchased impaired loans from Hudson City added $116 million to the nonaccretable balance related to principal losses at the time of acquisition. The Company regularly reviews its cash flow projections for loans acquired at a discount, including its estimates of lifetime principal losses. During each of the last three years, based largely on improving economic conditions and borrower repayment performance, the Company’s estimates of cash flows expected to be generated by loans acquired at a discount and accounted for based on expected cash flows improved, resulting in increases in the accretable yield. Excluding expected cash flows on the purchased impaired loans acquired from Hudson City, in 2015 estimated cash flows expected to be generated increased by $77 million, or approximately 3%. That improvement reflected a lowering of estimated principal losses by approximately $58 million, primarily due to a $42 million decrease in expected principal losses in the commercial real estate loan portfolios, as well as interest and other recoveries. Similarly, in 2014 the estimates of cash flows expected to be generated increased by approximately 2%, or $98 million. That improvement also reflected a lowering of estimated principal losses, largely driven by a $47 million decrease in expected principal losses that was predominantly in the acquired commercial real estate loan portfolios. In 2013, estimated cash flows expected to be generated increased by $179 million, or approximately 3%. That improvement was also largely driven by a reduction of estimated principal losses, including a $160 million decrease in expected principal losses in the commercial real estate loan portfolios.

Table 11

NONACCRETABLE BALANCE — PRINCIPAL

	Remaining Balance
	December 31, 2015	December 31, 2014
	(In thousands)
Commercial, financing, leasing, etc.	$10,806	$19,589
Commercial real estate	48,173	70,261
Residential real estate	113,478	15,958
Consumer	17,952	29,582

Total	$190,409	$135,390

For acquired loans where the fair value exceeds the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired at a premium was $17.8 billion at December 31, 2015. As noted previously, a $21 million provision for credit losses was recorded in 2015 for incurred losses inherent in those loans. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount. Despite the fact that the determination of aggregate fair value reflects the impact of expected credit losses, GAAP provides that incurred losses in a portfolio of loans acquired at a premium be recognized even though in a relatively homogenous portfolio of residential mortgage loans the specific loans to which the losses relate cannot be individually identified at the acquisition date.

Nonaccrual loans totaled $799 million at each of December 31, 2015 and 2014, improved from $874 million at December 31, 2013. As a percentage of loans outstanding, nonaccrual loans represented ..91%, 1.20% and 1.36% at the end of 2015, 2014 and 2013, respectively. Improving economic conditions in the U.S. have generally had a favorable impact on borrower repayment performance. The decline in nonaccrual loans since the 2013 year-end was largely due to lower commercial real estate and residential real estate loans on nonaccrual status. Since December 31, 2013, additions to nonaccrual loans were more than offset by the impact on such loans from payments received and charge-offs.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) totaled $317 million or .36% of total loans and leases at December 31, 2015, compared with $245 million or .37% at December 31, 2014 and $369 million or .58% at December 31, 2013. Those loans included loans guaranteed by government-related entities of $276 million, $218 million and $298 million at December 31, 2015, 2014 and 2013, respectively. Approximately $44 million of such guaranteed loans were obtained in the acquisition of Hudson City. Guaranteed loans also included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $221 million at December 31, 2015, $196 million at December 31, 2014 and $255 million at December 31, 2013. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 12.

Table 12

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans	$799,409	$799,151	$874,156	$1,013,176	$1,097,581
Real estate and other foreclosed assets	195,085	63,635	66,875	104,279	156,592

Total nonperforming assets	$994,494	$862,786	$941,031	$1,117,455	$1,254,173

Accruing loans past due 90 days or more(a)	$317,441	$245,020	$368,510	$358,397	$287,876

Government guaranteed loans included in totals above:
Nonaccrual loans	$47,052	$69,095	$63,647	$57,420	$40,529
Accruing loans past due 90 days or more	276,285	217,822	297,918	316,403	252,503

Renegotiated loans	$182,865	$202,633	$257,092	$271,971	$214,379

Accruing loans acquired at a discount past due 90 days or more(b)	$68,473	$110,367	$130,162	$166,554	$163,738

Purchased impaired loans(c):
Outstanding customer balance	$1,204,004	$369,080	$579,975	$828,571	$1,267,762
Carrying amount	768,329	197,737	330,792	447,114	653,362
Nonaccrual loans to total loans and leases, net of unearned discount	.91%	1.20%	1.36%	1.52%	1.83%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.13%	1.29%	1.47%	1.68%	2.08%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.36%	.37%	.58%	.54%	.48%

(a)	Excludes loans acquired at a discount. Predominantly residential mortgage loans.

(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $768 million at December 31, 2015, or .9% of total loans. Of that amount, $658 million is related to the Hudson City acquisition. Purchased impaired loans totaled $198 million at December 31, 2014.

Accruing loans acquired at a discount past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $68 million at December 31, 2015 and $110 million at December 31, 2014.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $147 million and $149 million at December 31, 2015 and December 31, 2014, respectively.

Charge-offs of commercial loans and leases, net of recoveries, were $31 million in 2015, $37 million in 2014 and $98 million in 2013. Reflected in net charge-offs of commercial loans and leases in 2013 were $49 million of charge-offs for a relationship with a motor vehicle-related parts wholesaler. In 2015, the Company recovered $10 million relating to this relationship. Commercial loans and leases in nonaccrual status totaled $242 million at December 31, 2015, $177 million at December 31, 2014 and $111 million at December 31, 2013. The December 31, 2015 balances for the largest individual commercial loans placed in nonaccrual status during 2015 were $22 million with a commercial maintenance service provider with operations in New Jersey and Pennsylvania and $15 million with a multi-regional automobile rental agency. The increase in nonaccrual commercial loans from the 2013 year-end to December 31, 2014 also was not concentrated in any particular industry group and no individual borrower relationship exceeded $14 million of the increase in commercial loans and leases.

Net charge-offs of commercial real estate loans during 2015, 2014 and 2013 totaled $7 million, $3 million and $12 million, respectively. Reflected in such charge-offs were net recoveries of $2 million in each of 2015 and 2014 and $12 million in 2013 of loans to residential real estate builders and developers. Commercial real estate loans classified as nonaccrual totaled $224 million at December 31, 2015, compared with $239 million at December 31, 2014 and $305 million at December 31, 2013. The decline in such nonaccrual loans since December 31, 2013 was due, in part, to improving economic conditions. Nonaccrual commercial real estate loans included construction-related loans of $45 million, $97 million and $132 million at the end of 2015, 2014 and 2013, respectively. Those nonaccrual construction loans included loans to residential builders and developers of $28 million at December 31, 2015, $72 million at December 31, 2014 and $96 million at December 31, 2013. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the year ended December 31, 2015 is presented in table 13.

Table 13

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	December 31, 2015			Year Ended December 31, 2015
		Nonaccrual		Net Charge-offs (Recoveries)
	Outstanding Balances(b)	Balances	Percent of Outstanding Balances	Balances	Percent of Average Outstanding Balances
	(Dollars in thousands)
New York	$622,489	$3,132	.50%	$2,215	.32%
Pennsylvania	154,627	25,533	16.51	822	.58
Mid-Atlantic(a)	424,774	1,344	.32	(4,577)	(1.04)
Other	404,544	1,304	.32	—	—

Total	$1,606,434	$31,313	1.95%	$(1,540)	(.09)%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes approximately $21 million of loans not secured by real estate, of which approximately $3 million are in nonaccrual status

Net charge-offs of residential real estate loans aggregated $9 million in 2015 and $13 million in each of 2014 and 2013. Residential real estate loans in nonaccrual status at December 31, 2015 were $215 million, compared with $258 million and $334 million at December 31, 2014 and 2013, respectively. The decrease in residential real estate loans classified as nonaccrual in 2015 reflects improved repayment performance by customers, in general, and in 2014 the payoff of $64 million of loans to one customer that were secured by residential real estate. Net charge-offs of limited documentation first mortgage loans were $1 million in 2015, $4 million in 2014 and $8 million in 2013. Nonaccrual limited documentation first mortgage loans totaled $62 million at December 31, 2015, compared with $78 million and $81 million at December 31, 2014 and 2013, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) aggregated $284 million (including $44 million obtained in the acquisition of Hudson City) at December 31, 2015, $216 million at December 31, 2014 and $295 million at December 31, 2013. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2015 is presented in table 14.

Table 14

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended December 31, 2015
	December 31, 2015			Net Charge-offs (Recoveries)
		Nonaccrual			Percent of Average Outstanding Balances
	Outstanding Balances	Balances	Percent of Outstanding Balances	Balances
	(Dollars in thousands)
Residential mortgages
New York	$6,908,655	$60,990	.88%	$2,884	.07%
Pennsylvania	1,849,675	15,904	.86	591	.04
Maryland	1,313,586	14,963	1.14	1,367	.10
New Jersey	6,345,909	7,862	.12	537	.07
Other Mid-Atlantic(a)	1,156,451	14,353	1.24	866	.08
Other	4,402,423	37,606	.85	937	.06

Total	$21,976,699	$151,678	.69%	$7,182	.07%

Residential construction loans
New York	$6,383	$142	2.22%	$64	.93%
Pennsylvania	4,821	808	16.75	16	.42
Maryland	5,536	—	—	—	—
New Jersey	672	—	—	2	.21
Other Mid-Atlantic(a)	2,867	—	—	—	—
Other	13,295	653	4.91	170	1.50

Total	$33,574	$1,603	4.77%	$252	.77%

Limited documentation first mortgages
New York	$1,793,036	$16,671	.93%	$919	.05%
Pennsylvania	92,558	1,962	2.12	183	.20
Maryland	52,336	3,438	6.57	(354)	(.65)
New Jersey	1,656,719	2,145	.13	(40)	(.01)
Other Mid-Atlantic(a)	46,853	3,467	7.40	15	.03
Other	618,328	34,267	5.54	648	.10

Total	$4,259,830	$61,950	1.45%	$1,371	.03%

First lien home equity loans and lines of credit
New York	$1,352,335	$16,741	1.24%	$2,032	.15%
Pennsylvania	874,170	9,876	1.13	1,301	.15
Maryland	713,750	6,420	.90	713	.10
New Jersey	39,983	234	.59	(2)	(.01)
Other Mid-Atlantic(a)	210,693	528	.25	8	.01
Other.	20,959	1,321	6.30	13	.07

Total	$3,211,890	$35,120	1.09%	$4,065	.13%

Junior lien home equity loans and lines of credit
New York	$962,533	$29,332	3.05%	$4,562	.48%
Pennsylvania	391,369	4,507	1.15	1,560	.39
Maryland	871,569	8,825	1.01	4,140	.46
New Jersey	137,326	2,191	1.60	(27)	(.07)
Other Mid-Atlantic(a)	323,553	1,334	.41	268	.08
Other	45,225	2,679	5.92	288	.68

Total	$2,731,575	$48,868	1.79%	$10,791	.40%

Limited documentation junior lien
New York	$848	$—	—%	$128	12.94%
Pennsylvania	345	34	9.87	—	—
Maryland	1,608	83	5.20	(1)	(.06)
New Jersey	391	—	—	(1)	(.18)
Other Mid-Atlantic(a)	746	—	—	(33)	(3.52)
Other.	5,373	362	6.73	387	6.56

Total.	$9,311	$479	5.15%	$480	4.65%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Consumer loan net charge-offs during 2015 totaled $87 million, compared with $68 million in 2014 and $60 million in 2013. The increase from 2014 to 2015 reflects a $20 million charge-off of a single personal usage loan obtained in a previous acquisition. Included in net charge-offs of consumer loans were: automobile loans of $12 million in 2015, $14 million in 2014 and $11 million in 2013; recreational vehicle loans of $12 million, $13 million and $15 million during 2015, 2014 and 2013, respectively; and home equity loans and lines of credit secured by one-to-four family residential properties of $15 million in 2015, $19 million in 2014 and $12 million in 2013. Reflected in net charge-offs of home equity loans and lines of credit in 2013 were $9 million of recoveries of previously charged-off loans related to a portfolio of loans acquired in 2007. Nonaccrual consumer loans totaled $118 million at December 31, 2015, compared with $125 million at each of December 31, 2014 and 2013. Included in nonaccrual consumer loans at the 2015, 2014 and 2013 year-ends were: automobile loans of $17 million, $18 million and $21 million, respectively; recreational vehicle loans of $9 million, $11 million and $12 million, respectively; and outstanding balances of home equity loans and lines of credit of $84 million, $89 million and $79 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2015 is presented in table 14.

Information about past due and nonaccrual loans as of December 31, 2015 and 2014 is also included in note 4 of Notes to Financial Statements.

Real estate and other foreclosed assets aggregated $195 million at December 31, 2015, compared with $64 million at December 31, 2014 and $67 million at December 31, 2013. Reflected in real estate and other foreclosed assets at December 31, 2015 were $126 million of assets obtained in the Hudson City acquisition. Gains or losses resulting from sales of real estate and other foreclosed assets were not material in 2015, 2014 or 2013. At December 31, 2015, the Company’s holding of residential real estate-related properties comprised approximately 88% of foreclosed assets.

Management determined the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and the allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of residential real estate values on the Company’s portfolio of loans to residential real estate builders and developers and other loans secured by residential real estate; (ii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; (iv) the expected repayment performance associated with the Company’s first and second lien loans secured by residential real estate, including loans obtained in the acquisition of Hudson City that were not classified as purchased impaired; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.

Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2015 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the troubled state of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 55% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $2.1 billion at December 31, 2015 and $1.8 billion at December 31, 2014. Increases in criticized loan balances since December 31, 2014 included approximately $133 million categorized as commercial real estate loans and $214 million as commercial loans. Approximately 98% of loan balances added to the criticized category during 2015 were less than 90 days past due and 94% had a current payment status. Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most of these loans. The borrower industries most significantly impacting the higher level of criticized loans were services and manufacturing. The New York City area was most affected by the increases.

Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. At December 31, 2015, approximately 54% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 73% (or approximately 34% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At December 31, 2015, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $22 million, compared with $24 million at December 31, 2014. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2015, approximately 87% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 10% were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 5 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan-by-loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 46% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained at a discount in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. For loans acquired at a discount, the impact of estimated future credit losses represents the predominant difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of such acquired loan balances.

The inherent base level loss components of the Company’s allowance for credit losses are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. As previously described, loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. In determining the allowance for credit losses, management also gives consideration to such factors as customer, industry and geographic concentrations, as well as national and local economic conditions, including: (i) the comparatively poorer economic conditions and unfavorable business climate in many market regions served by the Company, including upstate New York and central Pennsylvania, that result in such regions generally experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentrations of commercial real estate loans secured by properties in the New York City area and other areas of New York State; and (iii) risk associated with the Company’s portfolio of consumer loans, in particular automobile loans and leases, which generally have higher rates of loss than other types of collateralized loans.

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

In evaluating collateral, the Company relies on internally and externally prepared valuations. Residential real estate valuations are usually based on sales of comparable properties in the respective location. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans and, as a result, in changes to assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality. Accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. The Federal Reserve stated in December 2015 that the U.S. economic recovery had continued, although there was room for further improvement in the labor markets and inflation continued to run below the Federal Reserve’s longer-run objective.

Economic indicators in the most significant market regions served by the Company also showed improvement in 2015. For example, in 2015, average private sector employment in areas served by the Company was 1.9% above year-ago levels, but trailed the 2.1% U.S. average growth rate. Private sector employment increased 0.7% in upstate New York, 1.2% in areas of Pennsylvania served by the Company, 1.5% in New Jersey, 2.1% in Maryland, 1.7% in Greater Washington D.C. and 1.4% in the State of Delaware. In New York City, private sector employment increased by 2.8% in 2015. Nevertheless, the U.S. economy remains susceptible to slow global economic growth, a strong U.S. dollar and its impact on trade, and international market turbulence.

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

A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 15. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of delinquencies and nonaccrual loans. As described in note 5 of Notes to Financial Statements, loans considered impaired were $781 million and $762 million at December 31, 2015 and December 31, 2014, respectively. The allocated portion of the allowance for credit losses related to impaired loans totaled $90 million at December 31, 2015 and $83 million at December 31, 2014. The unallocated portion of the allowance for credit losses was equal to .09% and .11% of gross loans outstanding at December 31, 2015 and 2014, respectively. That relative decline reflects the impact of loans obtained in the Hudson City acquisition that were recorded at fair value amounts that reflected anticipated credit losses and was not considered significant. Considering the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 15

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2015	2014	2013	2012	2011
	(Dollars in thousands)
Commercial, financial, leasing, etc.	$300,404	$288,038	$273,383	$246,759	$234,022
Real estate	399,069	369,837	403,634	425,908	459,552
Consumer	178,320	186,033	164,644	179,418	143,121
Unallocated	78,199	75,654	75,015	73,775	71,595

Total	$955,992	$919,562	$916,676	$925,860	$908,290

As a Percentage of Gross Loans and Leases Outstanding
Commercial, financial, leasing, etc.	1.46%	1.47%	1.45%	1.37%	1.47%
Real estate	.72	1.02	1.15	1.14	1.42
Consumer	1.54	1.70	1.60	1.55	1.19

Management believes that the allowance for credit losses at December 31, 2015 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $956 million or 1.09% of total loans and leases at December 31, 2015, compared with $920 million or 1.38% at December 31, 2014 and $917 million or 1.43% at December 31, 2013. The ratio of the allowance to total loans and leases at each respective year-end reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio at the acquisition date. The declines in the ratio of the allowance to total loans and leases and the ratio of the allowance allocated to real estate loans at December 31, 2015 from December 31, 2014 reflects the impact of loans obtained in the acquisition of Hudson City, including $18.0 billion of residential real estate loans of which $652 million were considered purchased impaired loans recorded at a discount and $17.4 billion were acquired loans recorded at a premium. The decline in the ratio of the allowance to total loans and leases since December 31, 2013 also reflects the impact of improvement in the levels of nonaccrual loans, net charge-offs and overall repayment performance by customers. During 2013, the allowance for credit losses was reduced by $11 million as a result of the $1.4 billion automobile loan securitization previously noted. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at the end of 2015, 2014 and 2013 was 120%, 115% and 105%, respectively. Given the Company’s position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

In establishing the allowance for credit losses, management follows the methodology described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is extremely subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

●	For consumer loans and leases considered smaller balance homogenous loans and evaluated collectively, a 50 basis point increase in loss factors;

●

For residential real estate loans and home equity loans and lines of credit, also considered smaller balance homogenous loans and evaluated collectively, a 25% increase in estimated inherent losses; and

●	For commercial loans and commercial real estate loans, a migration of loans to lower-ranked risk grades resulting in a 30% increase in the balance of classified credits in each risk grade.

For possible improvement in credit quality factors, the scenarios assumed were:

●	For consumer loans and leases, a 20 basis point decrease in loss factors;
●	For residential real estate loans and home equity loans and lines of credit, a 10% decrease in estimated inherent losses; and
●	For commercial loans and commercial real estate loans, a migration of loans to higher-ranked risk grades resulting in a 5% decrease in the balance of classified credits in each risk grade.

The scenario analyses resulted in an additional $75 million that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $41 million reduction could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.

The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2015, however residential real estate loans comprised approximately 30% of the loan portfolio. Outstanding loans to foreign borrowers were $265 million at December 31, 2015, or .3% of total loans and leases.

Other Income

Other income aggregated $1.83 billion and $1.78 billion in 2015 and 2014, respectively. Reflected in that improvement were higher commercial mortgage banking revenues and a $45 million gain from the sale of the trade processing business within the retirement services business of the Company that was largely offset by lower trust income associated with that divested business. The acquisition of Hudson City did not have a significant impact on other income. Other income in 2013 was $1.87 billion and included net gains on investment securities (including other-than-temporary impairment losses) of $47 million and gains from securitization activities of $63 million. Excluding those specific items, noninterest income in 2014 rose $24 million from $1.76 billion in 2013. Higher residential mortgage banking revenues and trust income in 2014 were partially offset by lower service charges on deposit accounts and trading account and foreign exchange gains.

Mortgage banking revenues were $376 million in 2015, $363 million in 2014 and $331 million in 2013. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, totaled $281 million in 2015, $287 million in 2014 and $251 million in 2013. The decrease in residential mortgage banking revenues from 2014 to 2015 reflects a decline in revenues associated with servicing residential real estate loans for others. The increase in residential mortgage banking revenues from 2013 to 2014 reflected a significant increase in revenues from servicing residential real estate loans for others, partially offset by lower gains from origination activities due to decreased volumes of loans originated for sale.

New commitments to originate residential real estate loans to be sold totaled approximately $3.5 billion in 2015, compared with $3.2 billion in 2014 and $5.6 billion in 2013. Included in those commitments to originate residential real estate loans to be sold were commitments of approximately $235 million in 2015, $337 million in 2014 and $1.1 billion in 2013 related to the U.S. government’s Home Affordable Refinance Program (“HARP 2.0”), which began in December 2011 and allows homeowners to refinance their Fannie Mae or Freddie Mac mortgages when the value of their home has fallen such that they have little or no equity. The HARP 2.0 program was originally set to expire on December 31, 2013, but was extended and is now available to borrowers through December 31, 2016. Nevertheless, volumes associated with that program have declined since mid-

2013. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to a gain of $74 million in 2015, compared with gains of $75 million in 2014 and $123 million in 2013.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during 2015, 2014 and 2013 were reduced by approximately $5 million, $4 million and $17 million, respectively, related to the actual or anticipated settlement of repurchase obligations.

Loans held for sale that were secured by residential real estate totaled $353 million and $435 million at December 31, 2015 and 2014, respectively. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $687 million and $489 million, respectively, at December 31, 2015, $717 million and $432 million, respectively, at December 31, 2014 and $725 million and $470 million, respectively, at December 31, 2013. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans and commitments to originate loans for sale were $16 million and $19 million at December 31, 2015 and 2014, respectively, and $20 million at December 31, 2013. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenue of $3 million, $1 million and $63 million in 2015, 2014 and 2013, respectively.

Revenues from servicing residential real estate loans for others totaled $206 million in 2015, $212 million in 2014 and $128 million in 2013. Residential real estate loans serviced for others totaled $61.7 billion at December 31, 2015, $67.2 billion a year earlier and $72.4 billion at December 31, 2013 and included certain small-balance commercial real estate loans. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $37.8 billion, $42.1 billion and $46.6 billion at December 31, 2015, 2014 and 2013, respectively. Revenues earned for sub-servicing loans were $116 million in each of 2015 and 2014, compared with $35 million in 2013. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”). During the third quarter of 2013, the Company added approximately $38 billion of residential real estate loans to its portfolio of loans sub-serviced for affiliates of BLG. Similar additions were $4.3 billion in 2015 and $3.2 billion in 2014. Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage servicing assets totaled $118 million at December 31, 2015, compared with $111 million and $129 million at December 31, 2014 and 2013, respectively. Included in capitalized residential mortgage servicing assets noted above were purchased servicing rights associated with the small-balance commercial real estate loans. Additional information about the Company’s capitalized residential mortgage servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.

Commercial mortgage banking revenues aggregated $95 million in 2015, $76 million in 2014 and $80 million in 2013. Included in such amounts were revenues from loan origination and sales activities of $53 million in 2015, $41 million in 2014 and $48 million in 2013. Commercial real estate loans originated for sale to other investors totaled approximately $2.0 billion in 2015, compared with $1.5 billion in 2014 and $1.9 billion in 2013. Loan servicing revenues were $42 million in 2015, $35 million in 2014 and $32 million in 2013. Capitalized commercial mortgage servicing assets totaled $84 million at December 31, 2015, $73 million at December 31, 2014 and $72 million at December 31, 2013. Commercial real estate loans serviced for other investors totaled $11.0 billion at December 31, 2015, $11.3 billion at December 31, 2014 and $11.4 billion at December 31, 2013, and included $2.5 billion, $2.4 billion and $2.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $96 million and $58 million, respectively, at December 31, 2015, $520 million and $212 million, respectively, at December 31, 2014 and $130 million and $62 million, respectively, at December 31, 2013. Commercial real estate loans held for sale totaled $39 million, $308 million and $68 million at December 31, 2015, 2014 and 2013, respectively.

Service charges on deposit accounts aggregated $421 million in 2015, compared with $428 million in 2014 and $447 million in 2013. The lower levels of fees since 2013 resulted from declines in consumer service charges, particularly overdraft fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income declined to $471 million in 2015, compared with $508 million in 2014 and $496 million in 2013. Revenues attributable to the ICS business were approximately $220 million in 2015, $244 million in 2014 and $234 million in 2013. The ICS revenue decline in 2015 reflects the April 2015 divestiture of the trade processing business within the retirement services division. Revenues related to that business reflected in trust income (in the ICS business) during 2015, 2014 and 2013 were approximately $9 million, $34 million and $38 million, respectively. After considering related expenses, including the portion of those revenues paid to sub-advisors, net income attributable to the sold business during those years was not material to the consolidated results of operations of the Company. The sale resulted in an after-tax gain of $23 million ($45 million pre-tax) that was recorded in “other revenues from operations” in the consolidated statement of income. Revenues attributable to WAS were approximately $218 million, $224 million and $214 million in 2015, 2014 and 2013, respectively. Total trust assets, which include assets under management and assets under administration, aggregated $199.2 billion at December 31, 2015, compared with $287.9 billion at December 31, 2014. The decline in trust assets at December 31, 2015 as compared with a year earlier was predominantly due to the customer account balances included in the April 2015 sale of the trade processing business. Trust assets under management were $66.7 billion and $68.2 billion at December 31, 2015 and 2014, respectively. The Company’s proprietary mutual funds held assets of $12.2 billion and $13.3 billion at December 31, 2015 and 2014, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $65 million in 2015, $67 million in 2014 and $66 million in 2013. Trading account and foreign exchange activity resulted in gains of $31 million in 2015, $30 million in 2014 and $41 million in 2013. As compared with 2014, higher activity in 2015 related to interest rate swap transactions executed on behalf of commercial customers was largely offset by decreased market values of trading account assets held in connection with deferred compensation arrangements and lower gains associated with foreign exchange activities. The decrease in trading account and foreign exchange gains from 2013 to 2014 largely reflects lower levels of interest rate swap transactions executed on behalf of commercial customers. The decline in those gains in 2014 was also due to decreased market values of trading account assets held in connection with deferred compensation arrangements. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

Including other-than-temporary impairment losses, the Company recognized net gains on investment securities of $47 million during 2013. There were no significant gains or losses on investment securities in 2014 or 2015. During 2013, the Company sold its holdings of Visa Class B shares for a gain of approximately $90 million and its holdings of MasterCard Class B shares for a gain of $13 million. The shares of Visa and MasterCard were sold as a result of favorable market conditions and to enhance the Company’s capital and liquidity. In addition, the Company sold substantially all of its privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio. In total, $1.0 billion of such securities were sold for a net loss of approximately $46 million. The mortgage-backed securities were sold to reduce the Company’s exposure to such relatively higher risk securities in favor of lower risk Ginnie Mae securities in response to changing regulatory capital and liquidity standards. Other-than-temporary impairment losses of $10 million were recorded in 2013. Those losses related to a subset of the privately issued mortgage-backed securities that were sold in 2013. There were no other-than-temporary impairment losses in 2015 or 2014. Each reporting period the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions for default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment losses is included herein under the heading “Capital.”

M&T’s share of the operating losses of BLG was $14 million in 2015, compared with $17 million and $16 million in 2014 and 2013, respectively. The operating losses of BLG in the respective years reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Under GAAP, such losses are required to be recognized by BLG despite the fact that many of the securitized loan losses will ultimately be borne by the underlying third party bond holders. As these loan losses are realized through later foreclosure and still later sale of real estate collateral, the underlying bonds will be charged-down leading to BLG’s future recognition of debt extinguishment gains. The timing of such debt extinguishment is difficult to predict and given ongoing loan loss provisioning, it is not possible to project when BLG will return to profitability. As a result of credit and liquidity disruptions, BLG ceased its originations of small-balance commercial real estate loans in 2008. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. To this point, BLG’s affiliates have largely reinvested their earnings to generate additional servicing and asset management activities, further contributing to the value of those affiliates. Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements.

Other revenues from operations totaled $477 million in 2015, compared with $400 million in 2014 and $454 million in 2013. The increase in 2015 as compared with 2014 reflects the $45 million gain from the sale of the trade processing business, $15 million of gains from the sale of equipment previously leased to commercial customers and higher loan syndication fees. Reflected in other revenues from operations in 2013 were gains from securitization transactions of $63 million. During 2013, the Company securitized approximately $1.3 billion of one-to-four family residential real estate loans held in the Company’s loan portfolio in guaranteed mortgage securitizations with Ginnie Mae and recognized gains of $42 million. In addition, during the third quarter of 2013 the Company securitized and sold approximately $1.4 billion of automobile loans held in its loan portfolio, resulting in a gain of $21 million. The Company securitized those loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory requirements. Loan servicing fees associated with the mortgage loan securitizations are included in mortgage banking revenues, but servicing fees associated with the automobile loan securitization are included in other revenues from operations. Those latter fees totaled $6 million in 2015, $11 million in 2014 and $4 million in 2013.

Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees were $134 million, $129 million and $132 million in 2015, 2014 and 2013, respectively. Tax-exempt income earned from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $53 million in 2015, compared with $50 million in 2014 and $56 million in 2013. Revenues from merchant discount and credit card fees were $105 million in 2015, $96 million in 2014 and $84 million in 2013. The continued trend of higher revenues since 2013 was largely attributable to increased transaction volumes related to merchant activity and usage of the Company’s credit card products. Insurance-related sales commissions and other revenues aggregated $38 million in 2015 compared with $42 million in each of 2014 and 2013. Automated teller machine usage fees totaled $14 million, $15 million and $17 million in 2015, 2014 and 2013, respectively. Gains from sales of equipment previously leased to commercial customers were $17 million in 2015 and $2 million in 2014. Similar gains in 2013 were less than $1 million.

Other Expense

Effective January 1, 2015, M&T adopted amended guidance from the FASB for accounting for investments in qualified affordable housing projects under which the initial cost of such investments is amortized to income tax expense in proportion to the tax benefit received. The adoption of this accounting guidance did not have a significant effect on the Company’s consolidated financial position or results of operations, but did result in the restatement of the consolidated financial statements for 2014 and earlier years to remove net costs associated with qualified affordable housing projects from other expense and include the amortization of the investments in income tax expense. As a result, the amortization included in income tax expense was $47 million, $53 million, and $48 million in 2015, 2014 and 2013, respectively.

Reflecting the application of the new accounting guidance, other expense totaled $2.82 billion in 2015, compared with $2.69 billion in 2014 and $2.59 billion in 2013. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $26 million, $34 million and $47 million in 2015, 2014 and 2013, respectively, and merger-related expenses of $76 million in 2015 and $12 million in 2013. There were no merger-related expenses during 2014. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.72 billion in 2015, $2.66 billion in 2014 and $2.53 billion in 2013. The most significant factors contributing to the increase in 2015 were costs associated with the operations obtained in the Hudson City acquisition, higher costs for salaries and employee benefits and increased contributions to The M&T Charitable Foundation, partially offset by lower professional services costs. The increase in such expenses in 2014 as compared with 2013 was largely attributable to higher costs for professional services and salaries associated with BSA/AML activities, compliance, capital planning and stress-testing, and risk management initiatives, partially offset by lower FDIC assessments.

Salaries and employee benefits expense in 2015 totaled $1.55 billion, compared with $1.40 billion and $1.36 billion in 2014 and 2013, respectively. Excluding $51 million of merger-related expenses predominantly related to severance for former Hudson City employees, the higher expense level in 2015 as compared to 2014 was largely attributable to the impact of annual merit increases for employees, higher pension and incentive compensation costs, and the impact of the additional employees formerly associated with Hudson City. The increase in such expenses in 2014 as compared with 2013 was primarily due to costs involving the Company’s initiatives related to BSA/AML activities, compliance, capital planning and stress testing, and risk management. Stock-based compensation aggregated $67 million in 2015, $65 million in 2014 and $55 million in 2013. Reflecting employees associated with the operations obtained from Hudson City, the number of full-time equivalent employees rose to 16,979 at December 31, 2015, compared with 15,312 and 15,368 at December 31, 2014 and 2013, respectively.

The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $100 million in 2015, $63 million in 2014 and $87 million in 2013. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $63 million in 2015, $28 million in 2014 and $53 million in 2013. Included in those amounts are $23 million in 2015, $22 million in 2014 and $21 million in 2013 for a defined contribution pension plan that the Company began on January 1, 2006. The increase in pension and other postretirement benefits expense in 2015 as compared with 2014 was largely reflective of a $31 million increase in amortization of actuarial losses accumulated in the defined benefit pension plans. Similarly, the decline in pension and other postretirement benefits expense in 2014 as compared with 2013 was the result of a $27 million decrease in amortization of actuarial losses accumulated in the defined benefit pension plans at the end of 2013. No contributions were required or made to the qualified defined benefit pension plan in 2015, 2014 or 2013. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. In 2014 the Society of Actuaries released new mortality tables that were used in the determination of the benefit obligation beginning with December 31, 2014. The impact of that revision was to increase the benefit obligations as of December 31, 2014 of the qualified and non-qualified defined benefit pension plans by approximately $122 million and $10 million, respectively. Other factors used to estimate the projected benefit obligations include actuarial assumptions for turnover rate, retirement age and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.

The Company’s 2015 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 6.50%; a rate of future compensation increase of 4.39%; and a discount rate of 4.00%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $4 million; the rate of increase in compensation would have resulted in an increase in pension expense of $350,000; and the discount rate would have resulted in a decrease in pension expense of $7 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which was assumed. As of December 31, 2015, the Company had cumulative unrecognized actuarial losses of approximately $494 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of those net unrealized losses had the effect of increasing the Company’s pension expense by approximately $45 million in 2015, $14 million in 2014 and $41 million in 2013. The decrease in the cumulative unrecognized actuarial losses from $512 million at December 31, 2014 was primarily attributable to the aforementioned amortization of unrealized losses in 2015 and the actuarial gain resulting from a 25 basis point increase in the discount rate used to measure the benefit obligation as of December 31, 2015. Offsetting those gains in 2015 were actuarial losses resulting from investment returns on the qualified plan assets that were lower than the expected return on those assets.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost, are to be recognized as a component of other comprehensive income. As of December 31, 2015, the combined benefit obligations of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $501 million. Of that amount, $283 million was related to the non-qualified pension and other postretirement benefit plans (including $92 million associated with acquired Hudson City plans) that are generally not funded until benefits are paid. In the Company’s qualified defined benefit pension plan, the projected benefit obligation exceeded the fair value of assets by approximately $218 million as of December 31, 2015 and $172 million as of December 31, 2014. Contributing to that change in the funded status was the acquisition of Hudson City in which the projected benefit obligation of the acquired qualified plan exceeded the fair value of assets by approximately $28 million. The remaining change was the result of lower asset balances at the end of 2015 partially offset by a reduction in the projected benefit obligation as a result of increasing the discount rate used to measure such obligation to 4.25% at December 31, 2015 from 4.00% at December 31, 2014. The Company was required to have a net pension and postretirement benefit liability for the pension and other postretirement benefit plans that was equal to $501 million at December 31, 2015. Accordingly, as of December 31, 2015 the Company recorded an additional postretirement benefit adjustment of $490 million. After applicable tax effect, that adjustment reduced accumulated other comprehensive income (and thereby shareholders’ equity) by $297 million. The result of this was a year-over-year decrease of $13 million to the additional minimum postretirement benefit liability from $503 million recorded at December 31, 2014. After applicable tax effect, the $13 million decrease in the additional required liability adjustment increased other comprehensive income in 2015 by $9 million from the prior year-end amount of $306 million. In determining the benefit obligation for defined benefit postretirement plans the Company used a discount rate of 4.25% at December 31, 2015 and 4.00% at December 31, 2014. A 25 basis point decrease in the assumed discount rate as of December 31, 2015 to 4.00% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $79 million. Under that scenario, the minimum postretirement liability adjustment at December 31, 2015 would have been $569 million, rather than the $490 million that was actually recorded, and the corresponding after tax-effect charge to accumulated other comprehensive income at December 31, 2015 would have been $345 million, rather than the $297 million that was actually recorded. A 25 basis point increase in the assumed discount rate to 4.50% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $75 million. Under this latter scenario, the aggregate minimum liability adjustment at December 31, 2015 would have been $415 million rather than the $490 million actually recorded and the corresponding after tax-effect charge to accumulated other comprehensive income would have been $252 million rather than $297 million. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.

The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $34 million in 2015 and $32 million in each of 2014 and 2013.

Expenses associated with the defined benefit and defined contribution pension plans and the RSP totaled $97 million in 2015, $60 million in 2014 and $85 million in 2013. Expenses associated with providing medical and other postretirement benefits were $3 million in 2015 and $2 million in each of 2014 and 2013.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses totaled $1.22 billion in 2015, compared with $1.25 billion in 2014 and $1.17 billion in 2013. The decline in nonpersonnel operating expenses in 2015 as compared with 2014 was predominantly attributable to lower expenses for professional services and litigation-related costs, offset, in part, by higher charitable contributions of $28 million. Professional services costs related to BSA/AML activities, compliance, capital planning and stress testing, risk management and other operational initiatives were elevated throughout 2014. Litigation-related charges in 2014 were associated with pre-acquisition activities of M&T’s Wilmington Trust entities. Similarly, the higher level of nonpersonnel operating expenses in 2014 as compared with 2013 was predominantly the result of increased costs for professional services, reflecting the Company’s investments in BSA/AML activities, compliance, capital planning and stress testing, risk management, and other operational initiatives. Those higher expenses were partially offset by lower FDIC assessments.

Income Taxes

The provision for income taxes was $595 million in 2015, $576 million in 2014 and $627 million in 2013. The effective tax rates were 35.5% in 2015, 35.1% in 2014 and 35.5% in 2013. As noted earlier, effective January 1, 2015 the Company adopted amended guidance from the FASB for accounting for investments in qualified affordable housing projects, which resulted in the restatement of the consolidated financial statements for 2014 and earlier years. The adoption of the guidance resulted in higher effective tax rates than existed prior to such adoption. Income tax expense in 2015 reflected two largely offsetting items. The Company attributed $11 million of non-deductible goodwill to the basis of the trade processing business sold in April 2015, which reduced the recorded gain, but did not result in an income tax benefit. During the fourth quarter of 2015, the provision for income taxes was reduced by $5 million to reflect technology research credits related to 2011 through 2014 that were accepted by the Internal Revenue Service in December 2015. During the second quarter of 2014, the Company resolved with tax authorities previously uncertain tax positions associated with pre-acquisition activities of M&T’s Wilmington Trust entities, resulting in a reduction of the provision for income taxes of $8 million. Excluding that reduction of income tax expense, the effective tax rate for 2014 would have been 35.6%. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

International Activities

Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $265 million and $213 million of loans to foreign borrowers at December 31, 2015 and 2014, respectively. Deposits in the Company’s office in the Cayman Islands totaled $170 million at December 31, 2015 and $177 million at December 31, 2014. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. Loans and deposits at M&T Bank’s commercial banking office in Ontario, Canada as of December 31, 2015 were $95 million and $35 million, respectively, compared with $93 million and $41 million, respectively, at December 31, 2014. The Company also offers trust-related services in Europe. Revenues from providing such services during 2015, 2014 and 2013 were approximately $26 million, $31 million and $26 million, respectively.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 81% of the Company’s earning assets at December 31, 2015, compared with 83% and 88% at December 31, 2014 and 2013, respectively.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered deposits, Cayman Islands office deposits and longer-term borrowings. At December 31, 2015, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $20.5 billion. Outstanding borrowings under FHLB credit facilities totaled $3.1 billion and $1.2 billion at December 31, 2015 and 2014, respectively. Such borrowings were secured by loans and investment securities. As a result of the Hudson City acquisition, the Company assumed $2.0 billion of short-term borrowings from the FHLB of New York. Such borrowings have fixed rates of interest and mature at various dates during 2016. M&T Bank and Wilmington Trust, N.A. had available lines of credit with the Federal Reserve Bank of New York that aggregated approximately $11.9 billion at December 31, 2015. The amounts of those lines are dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such lines of credit at December 31, 2015 or December 31, 2014. During 2013, M&T Bank initiated a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Notes issued under that program totaled $5.5 billion at December 31, 2015 and $4.0 billion at December 31, 2014. The proceeds of the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high-quality liquid assets to meet the requirements of the LCR.

From time to time, the Company has issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. However, pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities have been phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such securities were excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% were excluded. The amounts excluded from Tier 1 capital are includable in total capital. In accordance with its 2015 capital plan, in April 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. In February 2014, the Company redeemed $350 million of 8.50% junior subordinated debentures associated with trust preferred securities and issued $350 million of preferred stock that qualifies as regulatory capital. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $99 million and $135 million at December 31, 2015 and 2014, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $170 million and $177 million at December 31, 2015 and 2014, respectively. The Company has also benefited from the placement of brokered deposits. The Company has brokered interest-bearing transaction and brokered money-market deposit accounts which totaled $1.2 billion and $1.1 billion at December 31, 2015 and 2014, respectively. Brokered time deposits were not a significant source of funding as of those dates.

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

Table 16

DEBT RATINGS

	Moody’s	Standard and Poor’s	Fitch
M&T Bank Corporation
Senior debt	A3	A–	A
Subordinated debt	A3	BBB+	A–
M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	Aa2	A	A+
Senior debt	A2	A	A
Subordinated debt	A3	A–	A–

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. There were no VRDBs in the Company’s trading account at December 31, 2014 and less than $1 million were held at December 31, 2015. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion and $2.0 billion at December 31, 2015 and 2014, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 17

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2015	Demand	2016	2017-2020	After 2020
	(In thousands)
Commercial, financial, etc.	$6,698,123	$2,793,943	$8,591,155	$910,574
Real estate — construction	228,312	2,254,510	2,390,705	263,313

Total	$6,926,435	$5,048,453	$10,981,860	$1,173,887

Floating or adjustable interest rates			$9,490,265	$859,983
Fixed or predetermined interest rates			1,491,595	313,904

Total			$10,981,860	$1,173,887

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business which require future cash payments. The contractual amounts and timing of those payments as of December 31, 2015 are summarized in table 18. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 18 summarizes the Company’s other commitments as of December 31, 2015 and the timing of the expiration of such commitments.

Table 18

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2015	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$9,298,958	$2,842,903	$959,123	$9,408	$13,110,392
Deposits at Cayman Islands office	170,170	—	—	—	170,170
Federal funds purchased and agreements to repurchase securities	150,546	—	—	—	150,546
Other short-term borrowings	1,981,636	—	—	—	1,981,636
Long-term borrowings	1,106,613	4,171,994	3,578,887	1,796,364	10,653,858
Operating leases	96,308	173,921	111,408	110,533	492,170
Other	79,549	41,057	26,177	45,076	191,859

Total	$12,883,780	$7,229,875	$4,675,595	$1,961,381	$26,750,631

Other commitments
Commitments to extend credit	$9,373,814	$6,232,926	$4,462,044	$4,074,516	$24,143,300
Standby letters of credit	1,602,143	1,243,397	372,002	112,471	3,330,013
Commercial letters of credit	10,851	274	44,434	—	55,559
Financial guarantees and indemnification contracts	182,607	255,678	524,204	1,831,833	2,794,322
Commitments to sell real estate loans	782,885	—	—	—	782,885

Total	$11,952,300	$7,732,275	$5,402,684	$6,018,820	$31,106,079

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2015 approximately $1.7 billion was available for payment of dividends to M&T from banking subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 9 of Notes to Financial Statements.

Table 19

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2015	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$103,274	$196,723	$—	$—	$299,997
Yield	.17%	1.15%	—	—	.81%
Obligations of states and political subdivisions
Carrying value	365	2,436	1,239	1,988	6,028
Yield	7.37%	7.01%	1.33%	3.62%	4.70%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	576,694	2,447,729	3,452,726	5,209,479	11,686,628
Yield	2.50%	2.51%	2.51%	2.44%	2.48%
Privately issued
Carrying value	25	49	—	—	74
Yield	3.05%	4.60%	—	—	4.06%
Other debt securities
Carrying value	2,744	4,076	1,702	157,751	166,273
Yield	2.17%	4.03%	6.18%	5.13%	5.07%
Equity securities
Carrying value	—	—	—	—	83,671
Yield	—	—	—	—	.52%

Total investment securities available for sale
Carrying value	683,102	2,651,013	3,455,667	5,369,218	12,242,671
Yield	2.15%	2.41%	2.51%	2.52%	2.46%

Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	34,174	72,120	12,137	—	118,431
Yield	3.89%	5.34%	6.09%	—	5.00%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	88,108	385,686	530,756	1,549,062	2,553,612
Yield	2.82%	2.83%	2.83%	2.79%	2.81%
Privately issued
Carrying value	6,366	26,131	34,699	113,895	181,091
Yield	2.34%	2.37%	2.42%	2.65%	2.56%
Other debt securities
Carrying value	—	—	—	6,575	6,575
Yield	—	—	—	5.73%	5.73%

Total investment securities held to maturity
Carrying value	128,648	483,937	577,592	1,669,532	2,859,709
Yield	3.08%	3.18%	2.87%	2.80%	2.89%

Other investment securities	—	—	—	—	554,059

Total investment securities
Carrying value	$811,750	$3,134,950	$4,033,259	$7,038,750	$15,656,439
Yield	2.30%	2.53%	2.56%	2.59%	2.45%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 20

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS

WITH BALANCES OF $100,000 OR MORE

December 31, 2015
(In thousands)
Under 3 months	$1,122,133
3 to 6 months	746,727
6 to 12 months	1,846,740
Over 12 months	1,571,492

Total	$5,287,092

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. Banking regulators have finalized rules requiring a banking company to maintain a minimum amount of liquid assets to withstand a standardized supervisory liquidation stress scenario. The effective date for those rules for the Company was January 1, 2016, subject to a phase-in period. The Company has taken steps as noted herein to enhance its liquidity and is in compliance with the phase-in requirements of the rules.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2015, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

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

Table 21 displays as of December 31, 2015 and 2014 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 21

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income December 31
Changes in Interest Rates	2015	2014
	(In thousands)
+ 200 basis points	$243,958	$246,028
+ 100 basis points	145,169	134,393
– 50 basis points	(99,603)	—	(a)
– 100 basis points	(145,106)	(74,634)

(a)	The Company did not analyze this scenario as of December 31, 2014.

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual increases in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario, as well as gradual decreases of 50 and 100 basis points. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain positive at all points of the yield curve. In 2015, the Company suspended the -200 basis point scenario due to the persistent low level of interest rates. This scenario will be reinstated if and when interest rates rise sufficiently to make the analysis more meaningful. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

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

Table 22

CONTRACTUAL REPRICING DATA

December 31, 2015	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Loans and leases, net	$46,877,145	$5,585,890	$18,463,915	$16,562,549	$87,489,499
Investment securities	642,272	789,077	3,502,020	10,723,070	15,656,439
Other earning assets	7,655,272	775	—	—	7,656,047

Total earning assets	55,174,689	6,375,742	21,965,935	27,285,619	110,801,985

Interest-checking deposits	2,939,274	—	—	—	2,939,274
Savings deposits	46,627,370	—	—	—	46,627,370
Time deposits	2,977,150	6,321,808	3,802,026	9,408	13,110,392
Deposits at Cayman Islands office	170,170	—	—	—	170,170

Total interest-bearing deposits	52,713,964	6,321,808	3,802,026	9,408	62,847,206

Short-term borrowings	554,220	1,577,962	—	—	2,132,182
Long-term borrowings	1,783,880	804,967	6,766,051	1,298,960	10,653,858

Total interest-bearing liabilities	55,052,064	8,704,737	10,568,077	1,308,368	75,633,246

Interest rate swap agreements	(1,400,000)	500,000	900,000	—	—

Periodic gap	$(1,277,375)	$(1,828,995)	$12,297,858	$25,977,251
Cumulative gap	(1,277,375)	(3,106,370)	9,191,488	35,168,739
Cumulative gap as a % of total earning assets	(1.2)%	(2.8)%	8.3%	31.7%

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

The notional amounts of interest rate contracts entered into for trading account purposes aggregated $18.4 billion at December 31, 2015 and $17.6 billion at December 31, 2014. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $1.6 billion and $1.3 billion at December 31, 2015 and 2014, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $274 million and $161 million, respectively, at December 31, 2015 and $308 million and $203 million, respectively, at December 31, 2014. Included in trading account assets at December 31, 2015 and 2014 were $24 million and $27 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2015 and 2014 were $28 million and $30 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in the trading account were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $33 million and $25 million at December 31, 2015 and 2014, respectively.

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

Capital

Shareholders’ equity was $16.2 billion at December 31, 2015 and represented 13.17% of total assets, compared with $12.3 billion or 12.76% at December 31, 2014 and $11.3 billion or 13.28% at December 31, 2013.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at December 31, 2015 and 2014. On February 11, 2014, M&T issued 350,000 shares of Series E Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $1,000 per share. Dividends, if and when declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month London Interbank Offered Rate plus 361 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 regulatory capital, M&T may redeem all of the shares within 90 days following that occurrence. Further information concerning M&T’s preferred stock can be found in note 10 of Notes to Financial Statements.

Common shareholders’ equity was $14.9 billion or $93.60 per share, at December 31, 2015 compared with $11.1 billion, or $83.88 per share, at December 31, 2014 and $10.4 billion, or $79.81 per share, at December 31, 2013. In conjunction with the acquisition of Hudson City, M&T issued 25,953,950 common shares, which added $3.1 billion to common shareholders’ equity on November 1, 2015. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $64.28 at December 31, 2015, compared with $57.06 and $52.45 at December 31, 2014 and 2013, respectively. The Company’s ratio of tangible common equity to tangible assets was 8.69% at December 31, 2015, compared with 8.11% and 8.39% at December 31, 2014 and 2013, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2015, 2014 and 2013 are presented in table 2. During 2015, 2014 and 2013, the ratio of average total shareholders’ equity to average total assets was 13.00%, 13.13% and 12.82%, respectively. The ratio of average common shareholders’ equity to average total assets was 11.79%, 11.83% and 11.77% in 2015, 2014 and 2013, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $48 million, or $.30 per common share, at December 31, 2015, compared with $127 million, or $.96 per common share, at December 31, 2014 and $34 million, or $.26 per common share, at December 31, 2013. Information about unrealized gains and losses as of December 31, 2015 and 2014 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at December 31, 2015 were pre-tax effect unrealized losses of $71 million on available-for-sale investment securities with an amortized cost of $4.4 billion and pre-tax effect unrealized gains of $175 million on securities with an amortized cost of $7.7 billion. The pre-tax effect unrealized losses reflect $20 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $124 million and an estimated fair value of $104 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 20 of Notes to Financial Statements.

As of December 31, 2015, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. It is likely that the Company will be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Volcker Rule. However, the amortized cost and fair value of those collateralized debt obligations were $24 million and $29 million, respectively, at December 31, 2015 and the Company does not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at December 31, 2015 and 2014, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $181 million and $202 million, respectively, and a fair value of $142 million and $158 million, respectively. At December 31, 2015, 87% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 28% being independently rated as investment grade. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 16% at December 31, 2015, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of December 31, 2015. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 33% and 81%, respectively. The Company has concluded that as of December 31, 2015, its privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $297 million, or $1.86 per common share, at December 31, 2015, $306 million, or $2.31 per common share, at December 31, 2014 and $98 million, or $.75 per common share, at December 31, 2013. The decrease in such adjustment at December 31, 2015 as compared with December 31, 2014 was a result of several factors including a 25 basis point increase in the discount rate used to measure the benefit obligations of the defined benefit plans at December 31, 2015 as compared with a year earlier, along with the amortization during 2015, as required under GAAP, of unrealized losses previously recorded in accumulated other comprehensive income as of December 31, 2014. Both of these factors had the effect of decreasing the required adjustment, but were largely offset by investment returns on plan assets that were less than the assumed rate of return. The increase in the adjustment at December 31, 2014 as compared with December 31, 2013 was the result of two main factors: a 75 basis point decrease in the discount rate used to measure the benefit obligations of the defined benefit plans at December 31, 2014 as compared with a year earlier, and the use of updated mortality tables for the U.S. published in 2014 by the Society of Actuaries. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.

On March 12, 2015, M&T announced that the Federal Reserve did not object to M&T’s proposed 2015 Capital Plan. Accordingly, M&T was allowed to maintain a quarterly common stock dividend of $.70 per share; continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2014, consistent with the contractual terms of those instruments; repurchase up to $200 million of common shares during the first half of 2016; and redeem or repurchase up to $310 million of trust preferred securities. As previously noted, those latter securities were redeemed in April 2015. Common and preferred dividends are subject to approval by M&T’s Board of Directors in the ordinary course of business.

Cash dividends declared on M&T’s common stock totaled $375 million in 2015, compared with $371 million and $365 million in 2014 and 2013, respectively. Dividends per common share totaled $2.80 in each of 2015, 2014 and 2013. Dividends of $81 million in 2015, $76 million in 2014 and $53 million in 2013 were declared on preferred stock in accordance with the terms of each series. The Company did not repurchase any shares of its common stock in 2015, 2014 or 2013. However, M&T commenced a program to repurchase its common shares in accordance with the approved 2015 Capital Plan, and in January 2016 repurchased 948,545 shares for $100 million.

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

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”), as defined in the regulation.

Pursuant to the New Capital Rules, non-advanced approaches banking organizations, including M&T, were allowed to make a one-time permanent election to exclude the effects of certain accumulated other comprehensive income or loss items reflected in shareholders’ equity under U.S. GAAP. M&T made that election during the first quarter of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, in 2015 only 25% of M&T’s trust preferred securities were includable in Tier 1 capital, and in 2016, none of M&T’s trust preferred securities will be includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. A detailed discussion of the new regulatory capital rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

The regulatory capital requirements applicable to M&T and its bank subsidiaries as of December 31, 2015 are presented in note 23 of Notes to Financial Statements.

Fourth Quarter Results

Reflecting the impact of merger-related expenses associated with the acquisition of Hudson City, net income during the fourth quarter of 2015 was $271 million, down from $278 million in the year-earlier quarter. Diluted and basic earnings per common share were each $1.65 in the final quarter of 2015, compared with $1.92 and $1.93 of diluted and basic earnings per common share, respectively, in the corresponding 2014 quarter. The annualized rates of return on average assets and average common shareholders’ equity for the fourth quarter of 2015 were .93% and 7.22%, respectively, compared with 1.12% and 9.10%, respectively, in the year-earlier quarter.

Net operating income aggregated $338 million in the fourth quarter of 2015, compared with $282 million in 2014’s final quarter. Diluted net operating earnings per common share were $2.09 and $1.95 in the fourth quarters of 2015 and 2014, respectively. The annualized net operating returns on average tangible assets and average tangible common equity in the fourth quarter of 2015 were 1.21% and 13.26%, respectively, compared with 1.18% and 13.55%, respectively, in the similar quarter of 2014. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2015 and 2014 are provided in table 24.

Net interest income expressed on a taxable-equivalent basis totaled $813 million in the final 2015 quarter, 18% above $688 million earned in the year-earlier period. The growth in such income resulted predominantly from an increase in average loans outstanding, which rose $15.3 billion or 23% to $81.1 billion in the final 2015 quarter from $65.8 billion in the year-earlier quarter. Also contributing to the improvement was a 2 basis point widening of the net interest margin, to 3.12% in the fourth quarter of 2015 from 3.10% in the year-earlier quarter. The increase in average loan balances was largely attributable to loans obtained on November 1, 2015 associated with the acquisition of Hudson City, which added $12.5 billion to average loans in 2015’s final quarter. Average commercial loan and lease balances were $20.2 billion in the recent quarter, up $1.1 billion or 6% from $19.1 billion in the final quarter of 2014. Commercial real estate loans averaged $29.0 billion in the fourth quarter of 2015, up $1.9 billion or 7% from $27.1 billion in the year-earlier quarter. The Hudson City transaction added $151 million to average commercial real estate loans in the final 2015 quarter. The growth in commercial loans and commercial real estate loans reflects higher loan demand by customers. Average residential real estate loans outstanding rose $11.7 billion to $20.4 billion in the recent quarter from $8.7 billion in the fourth quarter of 2014. That increase reflects the impact of the $18.6 billion of residential real estate loans obtained with the Hudson City acquisition on November 1, 2015, which added $12.2 billion to average loans during the fourth quarter. Included in the residential real estate loan portfolio were average balances of loans held for sale, which totaled $368 million in the recent quarter, compared with $435 million in the fourth quarter of 2014. Consumer loans averaged $11.5 billion in the recent quarter, up $614 million from $10.9 billion in the fourth quarter of 2014. That increase was largely due to higher average balances of automobile loans and also reflects $110 million of average consumer loans added in the Hudson City transaction. Total loans at December 31, 2015 increased $18.9 billion to $87.5 billion from $68.5 billion at September 30, 2015. That growth reflects the $19.0 billion of loans obtained with the Hudson City acquisition on November 1, 2015, of which $18.4 billion remained at December 31, 2015. The net interest spread for the fourth quarter of 2015 was 2.94%, up 2 basis points from 2.92% in the year-earlier period. The yield on earning assets was 3.48% in the final 2015 quarter, up 4 basis points from the fourth quarter of 2014. That improvement was predominantly due to significantly higher average balances of loans. The rate paid on interest-bearing liabilities in the fourth quarter of 2015 and 2014 was ..54% and .52%, respectively. The contribution of net interest-free funds to the Company’s net interest margin was .18% in each of the fourth quarters of 2015 and 2014. As a result, the Company’s net interest margin widened to 3.12% in the final quarter of 2015 from 3.10% in the year-earlier period.

The provision for credit losses was $58 million during the final 2015 quarter, compared with $33 million in the year-earlier period. A $21 million provision for credit losses was recorded in the fourth quarter of 2015, in accordance with GAAP, related to loans obtained in the Hudson City acquisition that had a fair value in excess of outstanding principal. GAAP provides that an allowance for credit losses on such loans be recorded beyond the recognition of the fair value of the loans at the acquisition date. Net charge-offs of loans were $36 million in the fourth quarter of 2015, representing an annualized .18% of average loans and leases outstanding, compared with $32 million or .19% during the fourth quarter of 2014. Net charge-offs included: residential real estate loans of $2 million in the recently completed quarter, compared with $3 million in 2014’s fourth quarter; net recoveries of commercial real estate loans of $2 million (including recoveries of $5 million on loans to builders and developers of residential real estate properties) in the final 2015 quarter, compared with net charge-offs of less than $1 million in the year-earlier quarter; net recoveries on commercial loans of $3 million in 2015, compared with net charge-offs of $9 million in 2014; and net charge-offs of consumer loans of $39 million in the recent quarter, compared with $19 million 2014’s fourth quarter. Reflected in net recoveries on commercial loans and leases in the fourth quarter of 2015 were $10 million of recoveries of previously charged-off loan balances with a motor vehicle-related parts wholesaler. Net charge-offs of consumer loans in 2015’s final quarter included a $20 million charge-off associated with a personal usage loan obtained in a previous acquisition.

Other income totaled $448 million in the recent quarter, down from $452 million in the final quarter of 2014. That modest decline resulted from lower trust income and residential mortgage banking revenues associated with loan servicing activities, partially offset by higher loan syndication fees and commercial mortgage banking revenues. The decline in trust income was predominantly attributable to the impact of the second quarter 2015 divestiture of the Company’s trade processing business within its retirement services business.

Other expense in the fourth quarter of 2015 totaled $786 million, compared with $666 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $10 million and $7 million in the fourth quarters of 2015 and 2014, respectively, and merger-related expenses of $76 million in the fourth quarter of 2015. There were no merger-related expenses in the fourth quarter of 2014. Exclusive of those nonoperating expenses, noninterest operating expenses were $701 million in the fourth quarter of 2015, compared with $659 million in the corresponding quarter of 2014. Substantially all of the increase came from the impact of the operations obtained in the Hudson City acquisition. Excluding the impact of the acquisition, higher expenses for salaries and employee benefits, reflecting the impact of merit increases and higher pension expense, were offset by lower professional services and other costs. The Company’s efficiency ratio during the fourth quarters of 2015 and 2014 was 55.5% and 57.8%, respectively. Table 24 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2015 and 2014.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. During 2015, certain methodology and organizational changes were made and, accordingly, the financial information for the Company’s reportable segments for 2014 and 2013 has been restated to conform with the methods and assumptions used in 2015. Financial information about the Company’s segments, including the impact of the changes noted above, is presented in note 22 of Notes to Financial Statements.

The Business Banking segment provides a wide range of services to small businesses and professionals within markets served by the Company through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. The Business Banking segment contributed net income of $99 million in each of the years ended December 31, 2015 and 2014. Declines in 2015 in net interest income of $7 million and service charges on deposit accounts of $2 million were offset by a $3 million decrease in the provision for credit losses, due to lower net charge-offs, a $4 million increase in merchant discount and credit card fees and lower costs for FDIC assessments of $2 million. The decline in net interest income resulted from a narrowing of the net interest margin on deposits of 18 basis points offset, in part, by an increase in average outstanding deposit balances of $615 million. Net income for this segment aggregated $101 million in 2013. The modest decline in net income in 2014 as compared with 2013 reflected lower net interest income of $20 million, largely offset by an $8 million decrease in the provision for credit losses, due to lower net charge-offs, higher merchant discount and credit card fees of $4 million and a decline in other operating costs. The lower net interest income reflected a 42 basis point narrowing of the net interest margin on deposits, partially offset by a $478 million increase in average deposit balances.

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. The Commercial Banking segment recorded net income of $431 million in 2015, up from $403 million in 2014. That 7% improvement resulted from: a $7 million rise in net interest income, reflecting growth in average outstanding loan and deposit balances of $1.3 billion and $569 million, respectively, partially offset by a narrowing of the net interest margin on loans and deposits of 8 basis points and 6 basis points, respectively; increased gains from the sale of equipment previously leased to commercial customers of $15 million; higher credit-related and other fees of $8 million; and an $8 million decline in the provision for credit losses, reflecting a partial recovery of $10 million related to a relationship with a motor vehicle-related parts wholesaler previously charged-off in 2013. Net income for the Commercial Banking segment in 2013 was $407 million. The modest decline in 2014 as compared with 2013 was largely due to a $40 million decrease in net interest income and lower credit-related fees of $10 million, largely offset by a $44 million decline in the provision for credit losses, the result of higher net charge-offs in 2013 predominantly related to the relationship with the motor vehicle-related parts wholesaler previously noted. The lower net interest income was predominantly attributable to a narrowing of the net interest margin on deposits and loans of 48 basis points and 8 basis points, respectively, partially offset by higher average outstanding balances of loans and deposits of $1.2 billion and $826 million, respectively.

The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, the District of Columbia and the western portion of the United States. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. Net income recorded by the Commercial Real Estate segment was $341 million in 2015, 8% above the $316 million recorded in 2014. That improvement reflects increases in net interest income and mortgage banking revenues. The $23 million rise in net interest income resulted largely from increases in average outstanding loan and deposit balances of $1.4 billion and $393 million, respectively, partially offset by a narrowing of the net interest margin on deposits and loans of 11 basis points and 6 basis points, respectively. The increase in mortgage banking revenues of $13 million was largely reflective of an increase in loans originated for sale and higher servicing revenues. Net income contributed by the Commercial Real estate segment totaled $329 million in 2013. The lower net income in 2014 as compared to 2013 was predominantly attributable to a $35 million decrease in net interest income, resulting from a narrowing of the net interest margin on deposits and loans of 52 basis points and 12 basis points, respectively, offset, in part, by higher average outstanding balances of deposits and loans of $402 million and $131 million, respectively. The lower net interest income was partially offset by a $14 million decrease in the provision for credit losses, primarily due to lower net charge-offs, and a lower FDIC assessment allocation.

The Discretionary Portfolio segment includes investment and trading account securities, residential real estate loans and other assets; short-term and long-term borrowed funds; brokered deposits; and Cayman Islands office deposits. This segment also provides foreign exchange services to customers. Net contribution from the Discretionary Portfolio segment totaled $52 million in 2015, 8% higher than $48 million in 2014. That improvement reflected the impact of residential real estate loans obtained in the acquisition of Hudson City. Partially offsetting the favorable impact of those loans on net interest income was a 27 basis point narrowing of the net interest margin on investment securities, resulting from the Company’s allocation of funding charges associated with those assets. A $9 million year-over-year decrease in the provision for credit losses also contributed to the improvement in the segment’s net income. Those favorable factors were partially offset by higher loan servicing and other costs. Net income for the Discretionary Portfolio segment in 2013 was $32 million. Reflected in this segment’s results for 2013 were net losses from investment securities of $56 million (pre-tax), including $46 million associated with the sale of approximately $1.0 billion of privately issued mortgage-backed securities that had been held in the available-for-sale investment securities portfolio and $10 million of other-than-temporary impairment charges, predominantly related to certain of those privately issued mortgage-backed securities. Partially offsetting those losses were $42 million of gains recorded in 2013 from securitization transactions associated with one-to-four family residential real estate loans previously held in the Company’s loan portfolio. Also contributing to the improvement from 2013 to 2014 was a decrease in intersegment charges due to a lower proportion of residential real estate loans being retained and originated for portfolio rather than being sold and a $5 million increase in net interest income. The higher net interest income was largely attributable to a $4.9 billion increase in average balances of investment securities and a 14 basis point widening of the net interest margin on loans.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several states throughout the western United States. The Company periodically purchases the rights to service loans and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment. Net income for the Residential Mortgage Banking segment was $89 million in 2015, up 5% from $85 million in 2014. The improved performance in 2015 resulted from lower amortization of capitalized servicing rights of $19 million (reflecting lower prepayment trends), partially offset by increased professional services, personnel costs and centrally-allocated loan servicing expenses. Net income contributed by the Residential Mortgage Banking segment was $92 million in 2013. The $8 million decline in net income in 2014 as compared to 2013 was due to the following significant factors: a $71 million decline in loan origination and sales revenues (including intersegment revenues) due to lower volumes of loans originated for sale; a $9 million increase in the provision for credit losses, as 2013 included $12 million of net recoveries of previously charged-off loans; and a $16 million decline in net interest income, attributable to a $637 million decrease in average loan balances and a 46 basis point narrowing of the net interest margin on deposits. Largely offsetting those unfavorable factors was an $80 million increase in revenues from servicing residential real estate loans (including intersegment revenues), predominantly the result of sub-servicing activities.

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia. Credit services offered by this segment include consumer installment loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services. Also included in this segment are consumer loans and deposits obtained in the acquisition of Hudson City. Net income for the Retail Banking segment totaled $268 million in 2015, compared with $273 million in 2014. An $8 million rise in net interest income, largely due to increases in average outstanding loan balances, and a $4 million decline in the provision for credit losses, largely due to lower net charge-offs, were more than offset by a $6 million decline in fees earned for providing deposit account services, a $5 million decrease in servicing revenues related to securitized automobile loans, and higher operating expenses, including expenses associated with operations added in the Hudson City acquisition. This segment’s net income declined 15% in 2014 from $321 million in 2013. The primary contributors to that decline were: a $53 million decrease in net interest income, largely due to a 15 basis point narrowing of the net interest margin on deposits and a $537 million decrease in average outstanding loan balances; a $17 million decline in service fee income resulting predominantly from lower service charges on deposit accounts; and a $21 million gain recognized in 2013 on the securitization and sale of approximately $1.4 billion of automobile loans previously held in the Company’s loan portfolio.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, including the November 2015 Hudson City transaction, M&T’s share of the operating losses of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses of $199 million, $158 million and $145 million in 2015, 2014 and 2013, respectively. The most significant factors contributing to the unfavorable performance in 2015 as compared with 2014 include: higher personnel-related expenses, including the impact of merger-related expenses and increased pension costs; a decline in trust income, predominantly due to the impact of the sale of the trade processing business within the retirement services division of ICS in April 2015; and higher charitable contributions. Those unfavorable factors were offset, in part, by lower professional services costs, largely related to elevated 2014 costs associated with BSA/AML and other company-wide initiatives, the $45 million (pre-tax) gain from the sale of the trade processing business in April 2015, and the favorable impact from the Company’s allocation methodologies. Results for the 2013 period included realized gains on the sale of the Company’s holdings of Visa and MasterCard shares totaling $103 million and the reversal of an accrual for a contingent compensation obligation of $26 million assumed in the May 2011 acquisition of Wilmington Trust that expired. Partially offsetting those factors were higher litigation-related charges in 2013 that reflected a $40 million litigation-related accrual associated with issues that were alleged to occur at Wilmington Trust prior to its acquisition by M&T in 2011. Also contributing to the unfavorable performance in 2014 as compared to 2013 were increases in personnel-related and professional service costs related to BSA/AML and other company-wide initiatives offset, in part, by higher trust income and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.

Recent Accounting Developments

As previously noted, the Company adopted amended accounting guidance for investments in qualified affordable housing projects under which the initial cost of investments in qualified affordable housing projects is amortized in proportion to the tax credits and other tax benefits received from such projects and recognized in the income statement as a component of income tax expense. As required, the guidance was applied retrospectively to all periods presented. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial position or results of operations, but did result in the restatement of the consolidated statement of income for the years ended December 31, 2014 and 2013 to remove $53 million and $48 million, respectively, of losses associated with qualified affordable housing projects from “other costs of operations” and include the amortization of the initial cost of the investment in income tax expense. The Company amortized $47 million of its investments in qualified affordable housing projects to income tax expense during the year ended December 31, 2015.

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

Effective January 1, 2015, the Company adopted amended accounting guidance for repurchase-to-maturity transactions and repurchase financings. The adoption had no impact on the Company’s consolidated financial position or results of operations. The Company has made the required disclosures in note 9 of Notes to Financial Statements.

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

In January 2016, the FASB issued amended guidance related to recognition and measurement of financial assets and liabilities. The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option. Separate presentation of financial assets and financial liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required. The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is evaluating the impact the guidance could have on its consolidated financial statements.

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

Table 23

QUARTERLY TRENDS

	2015 Quarters				2014 Quarters
Earnings and dividends	Fourth	Third	Second	First	Fourth	Third	Second	First
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$908,734	$776,274	$766,374	$743,925	$762,619	$748,864	$740,139	$728,897
Interest expense	95,333	77,199	77,226	78,499	74,772	73,964	65,176	66,519

Net interest income	813,401	699,075	689,148	665,426	687,847	674,900	674,963	662,378
Less: provision for credit losses	58,000	44,000	30,000	38,000	33,000	29,000	30,000	32,000
Other income	448,108	439,699	497,027	440,203	451,643	451,111	456,412	420,107
Less: other expense	786,113	653,816	696,628	686,375	666,221	665,359	667,660	690,234

Income before income taxes	417,396	440,958	459,547	381,254	440,269	431,652	433,715	360,251
Applicable income taxes	140,074	154,309	166,839	133,803	156,713	150,467	143,530	125,289
Taxable-equivalent adjustment	6,357	6,248	6,020	5,838	6,007	5,841	5,849	5,945

Net income	$270,965	$280,401	$286,688	$241,613	$277,549	$275,344	$284,336	$229,017

Net income available to common shareholders-diluted	$248,059	$257,346	$263,481	$218,837	$254,239	$251,917	$260,695	$211,731
Per common share data
Basic earnings	$1.65	$1.94	$1.99	$1.66	$1.93	$1.92	$1.99	$1.63
Diluted earnings	1.65	1.93	1.98	1.65	1.92	1.91	1.98	1.61
Cash dividends	$.70	$.70	$.70	$.70	$.70	$.70	$.70	$.70
Average common shares outstanding
Basic	150,027	132,630	132,356	132,049	131,450	131,265	130,856	130,212
Diluted	150,718	133,376	133,116	132,769	132,278	132,128	131,828	131,126
Performance ratios, annualized
Return on
Average assets	.93%	1.13%	1.18%	1.02%	1.12%	1.17%	1.27%	1.07%
Average common shareholders’ equity	7.22%	8.93%	9.37%	7.99%	9.10%	9.18%	9.79%	8.22%
Net interest margin on average earning assets (taxable-equivalent basis)	3.12%	3.14%	3.17%	3.17%	3.10%	3.23%	3.40%	3.52%
Nonaccrual loans to total loans and leases, net of unearned discount	.91%	1.15%	1.17%	1.18%	1.20%	1.29%	1.36%	1.39%
Net operating (tangible) results(a)
Net operating income (in thousands)	$337,613	$282,907	$290,341	$245,776	$281,929	$279,838	$289,974	$235,162
Diluted net operating income per common share	2.09	1.95	2.01	1.68	1.95	1.94	2.02	1.66
Annualized return on
Average tangible assets	1.21%	1.18%	1.24%	1.08%	1.18%	1.24%	1.35%	1.15%
Average tangible common shareholders’ equity	13.26%	12.98%	13.76%	11.90%	13.55%	13.80%	14.92%	12.76%
Efficiency ratio(b)	55.53%	57.05%	58.23%	61.46%	57.84%	58.44%	58.20%	62.83%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$115,052	$98,515	$97,598	$95,892	$98,644	$93,245	$89,873	$86,665
Total tangible assets(c)	110,772	94,989	94,067	92,346	95,093	89,689	86,311	83,096
Earning assets	103,587	88,446	87,333	85,212	87,965	82,776	79,556	76,288
Investment securities	15,786	14,441	14,195	13,376	12,978	12,780	10,959	9,265
Loans and leases, net of unearned discount	81,110	67,849	67,670	66,587	65,767	64,763	64,343	63,763
Deposits	85,657	73,821	72,958	71,698	75,515	70,772	69,659	67,327
Common shareholders’ equity(c)	13,775	11,555	11,404	11,227	11,211	11,015	10,808	10,576
Tangible common shareholders’ equity(c)	9,495	8,029	7,873	7,681	7,660	7,459	7,246	7,007
At end of quarter
Total assets(c)	$122,788	$97,797	$97,080	$98,378	$96,686	$97,228	$90,835	$88,530
Total tangible assets(c)	118,109	94,272	93,552	94,834	93,137	93,674	87,276	84,965
Earning assets	110,802	87,807	86,990	87,959	86,278	86,751	80,062	77,950
Investment securities	15,656	14,495	14,752	14,393	12,994	13,348	12,120	10,364
Loans and leases, net of unearned discount	87,489	68,540	68,131	67,099	66,669	65,572	64,748	64,135
Deposits	91,958	72,945	72,630	73,594	73,582	74,342	69,829	68,699
Common shareholders’ equity, net of undeclared cumulative preferred dividends(c)	14,939	11,687	11,433	11,294	11,102	11,099	10,934	10,652
Tangible common shareholders’ equity(c)	10,260	8,162	7,905	7,750	7,553	7,545	7,375	7,087
Equity per common share	93.60	87.67	85.90	84.95	83.88	83.99	82.86	81.05
Tangible equity per common share	64.28	61.22	59.39	58.29	57.06	57.10	55.89	53.92
Market price per common share
High	$127.39	$134.00	$128.70	$129.58	$128.96	$128.69	$125.90	$123.04
Low	111.50	111.86	117.86	111.78	112.42	118.51	116.10	109.16
Closing	121.18	121.95	124.93	127.00	125.62	123.29	124.05	121.30

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 24.

(b)	Excludes impact of merger-related expenses and net securities transactions.

(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 24.

Table 24

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2015 Quarters				2014 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$270,965	$280,401	$286,688	$241,613	$277,549	$275,344	$284,336	$229,017
Amortization of core deposit and other intangible assets(a)	5,828	2,506	3,653	4,163	4,380	4,494	5,638	6,145
Merger-related expenses(a)	60,820	—	—	—	—	—	—	—

Net operating income	$337,613	$282,907	$290,341	$245,776	$281,929	$279,838	$289,974	$235,162

Earnings per common share
Diluted earnings per common share	$1.65	$1.93	$1.98	$1.65	$1.92	$1.91	$1.98	$1.61
Amortization of core deposit and other intangible assets(a)	.04	.02	.03	.03	.03	.03	.04	.05
Merger-related expenses(a)	.40	—	—	—	—	—	—	—

Diluted net operating earnings per common share	$2.09	$1.95	$2.01	$1.68	$1.95	$1.94	$2.02	$1.66

Other expense
Other expense	$786,113	$653,816	$696,628	$686,375	$666,221	$665,359	$667,660	$690,234
Amortization of core deposit and other intangible assets	(9,576)	(4,090)	(5,965)	(6,793)	(7,170)	(7,358)	(9,234)	(10,062)
Merger-related expenses	(75,976)	—	—	—	—	—	—	—

Noninterest operating expense	$700,561	$649,726	$690,663	$679,582	$659,051	$658,001	$658,426	$680,172

Merger-related expenses
Salaries and employee benefits	$51,287	$—	$—	$—	$—	$—	$—	$—
Equipment and net occupancy	3	—	—	—	—	—	—	—
Printing, postage and supplies	504	—	—	—	—	—	—	—
Other costs of operations	24,182	—	—	—	—	—	—	—

Other expense	75,976	—	—	—	—	—	—	—
Provision for credit losses	21,000	—	—	—	—	—	—	—

Total	$96,976	$—	$—	$—	$—	$—	$—	$—

Efficiency ratio
Noninterest operating expense (numerator)	$700,561	$649,726	$690,663	$679,582	$659,051	$658,001	$658,426	$680,172

Taxable-equivalent net interest income	813,401	699,075	689,148	665,426	687,847	674,900	674,963	662,378
Other income	448,108	439,699	497,027	440,203	451,643	451,111	456,412	420,107
Less: Loss on bank investment securities	(22)	—	(10)	(98)	—	—	—	—

Denominator	$1,261,531	$1,138,774	$1,186,185	$1,105,727	$1,139,490	$1,126,011	$1,131,375	$1,082,485

Efficiency ratio	55.53%	57.05%	58.23%	61.46%	57.84%	58.44%	58.20%	62.83%

Balance sheet data
In millions
Average assets
Average assets	$115,052	$98,515	$97,598	$95,892	$98,644	$93,245	$89,873	$86,665
Goodwill	(4,218)	(3,513)	(3,514)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(101)	(20)	(25)	(31)	(38)	(45)	(53)	(64)
Deferred taxes	39	7	8	10	12	14	16	20

Average tangible assets	$110,772	$94,989	$94,067	$92,346	$95,093	$89,689	$86,311	$83,096

Average common equity
Average total equity	$15,007	$12,787	$12,636	$12,459	$12,442	$12,247	$12,039	$11,648
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,231)	(1,232)	(1,231)	(1,072)

Average common equity	13,775	11,555	11,404	11,227	11,211	11,015	10,808	10,576
Goodwill	(4,218)	(3,513)	(3,514)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(101)	(20)	(25)	(31)	(38)	(45)	(53)	(64)
Deferred taxes	39	7	8	10	12	14	16	20

Average tangible common equity	$9,495	$8,029	$7,873	$7,681	$7,660	$7,459	$7,246	$7,007

At end of quarter
Total assets
Total assets	$122,788	$97,797	$97,080	$98,378	$96,686	$97,228	$90,835	$88,530
Goodwill	(4,593)	(3,513)	(3,513)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(140)	(18)	(22)	(28)	(35)	(42)	(49)	(59)
Deferred taxes	54	6	7	9	11	13	15	19

Total tangible assets	$118,109	$94,272	$93,552	$94,834	$93,137	$93,674	$87,276	$84,965

Total common equity
Total equity	$16,173	$12,922	$12,668	$12,528	$12,336	$12,333	$12,169	$11,887
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,231)	(1,232)	(1,232)	(1,232)
Undeclared dividends-cumulative preferred stock	(2)	(3)	(3)	(2)	(3)	(2)	(3)	(3)

Common equity, net of undeclared cumulative preferred dividends	14,939	11,687	11,433	11,294	11,102	11,099	10,934	10,652
Goodwill	(4,593)	(3,513)	(3,513)	(3,525)	(3,525)	(3,525)	(3,525)	(3,525)
Core deposit and other intangible assets	(140)	(18)	(22)	(28)	(35)	(42)	(49)	(59)
Deferred taxes	54	6	7	9	11	13	15	19

Total tangible common equity	$10,260	$8,162	$7,905	$7,750	$7,553	$7,545	$7,375	$7,087

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

RENÉ F. JONES
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

M&T Bank Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York

February 19, 2016

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands, except per share)	December 31
	2015	2014
Assets
Cash and due from banks	$1,368,040	$1,289,965
Interest-bearing deposits at banks	7,594,350	6,470,867
Federal funds sold	—	83,392
Trading account	273,783	308,175
Investment securities (includes pledged securities that can be sold or repledged of $2,136,712 at December 31, 2015; $1,631,267 at December 31, 2014)
Available for sale (cost: $12,138,636 at December 31, 2015; $8,919,324 at December 31, 2014)	12,242,671	9,156,932
Held to maturity (fair value: $2,864,147 at December 31, 2015; $3,538,282 at December 31, 2014)	2,859,709	3,507,868
Other (fair value: $554,059 at December 31, 2015; $328,742 at December 31, 2014)	554,059	328,742

Total investment securities	15,656,439	12,993,542

Loans and leases	87,719,234	66,899,369
Unearned discount	(229,735)	(230,413)

Loans and leases, net of unearned discount	87,489,499	66,668,956
Allowance for credit losses	(955,992)	(919,562)

Loans and leases, net	86,533,507	65,749,394

Premises and equipment	666,682	612,984
Goodwill	4,593,112	3,524,625
Core deposit and other intangible assets	140,268	35,027
Accrued interest and other assets	5,961,703	5,617,564

Total assets	$122,787,884	$96,685,535

Liabilities
Noninterest-bearing deposits	$29,110,635	$26,947,880
Interest-checking deposits	2,939,274	2,307,815
Savings deposits	46,627,370	41,085,803
Time deposits	13,110,392	3,063,973
Deposits at Cayman Islands office	170,170	176,582

Total deposits	91,957,841	73,582,053

Federal funds purchased and agreements to repurchase securities	150,546	192,676
Other short-term borrowings	1,981,636	—
Accrued interest and other liabilities	1,870,714	1,567,951
Long-term borrowings	10,653,858	9,006,959

Total liabilities	106,614,595	84,349,639

Shareholders’ equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at December 31, 2015 and December 31, 2014; Liquidation preference of $10,000 per share: 50,000 shares at December 31, 2015 and December 31, 2014	1,231,500	1,231,500
Common stock, $.50 par, 250,000,000 shares authorized, 159,563,512 shares issued at December 31, 2015; 132,312,931 shares issued at December 31, 2014	79,782	66,157
Common stock issuable, 36,644 shares at December 31, 2015; 41,330 shares at December 31, 2014	2,364	2,608
Additional paid-in capital	6,680,768	3,409,506
Retained earnings	8,430,502	7,807,119
Accumulated other comprehensive income (loss), net	(251,627)	(180,994)

Total shareholders’ equity	16,173,289	12,335,896

Total liabilities and shareholders’ equity	$122,787,884	$96,685,535

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

(In thousands, except per share)	Year Ended December 31
	2015	2014	2013
Interest income
Loans and leases, including fees	$2,778,151	$2,596,586	$2,734,708
Investment securities
Fully taxable	372,162	340,391	209,244
Exempt from federal taxes	4,263	5,356	6,802
Deposits at banks	15,252	13,361	5,201
Other	1,016	1,183	1,379

Total interest income	3,170,844	2,956,877	2,957,334

Interest expense
Interest-checking deposits	1,404	1,404	1,287
Savings deposits	44,736	45,465	54,948
Time deposits	27,059	15,515	26,439
Deposits at Cayman Islands office	615	699	1,018
Short-term borrowings	1,677	101	430
Long-term borrowings	252,766	217,247	199,983

Total interest expense	328,257	280,431	284,105

Net interest income	2,842,587	2,676,446	2,673,229
Provision for credit losses	170,000	124,000	185,000

Net interest income after provision for credit losses	2,672,587	2,552,446	2,488,229

Other income
Mortgage banking revenues	375,738	362,912	331,265
Service charges on deposit accounts	420,608	427,956	446,941
Trust income	470,640	508,258	496,008
Brokerage services income	64,770	67,212	65,647
Trading account and foreign exchange gains	30,577	29,874	40,828
Gain (loss) on bank investment securities	(130)	—	56,457
Total other-than-temporary impairment (“OTTI”) losses	—	—	(1,884)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	—	(7,916)

Net OTTI losses recognized in earnings	—	—	(9,800)
Equity in earnings of Bayview Lending Group LLC	(14,267)	(16,672)	(16,126)
Other revenues from operations	477,101	399,733	453,985

Total other income	1,825,037	1,779,273	1,865,205

Other expense
Salaries and employee benefits	1,549,530	1,404,950	1,355,178
Equipment and net occupancy	272,539	269,299	264,327
Printing, postage and supplies	38,491	38,201	39,557
Amortization of core deposit and other intangible assets	26,424	33,824	46,912
FDIC assessments	52,113	55,531	69,584
Other costs of operations	883,835	887,669	812,308

Total other expense	2,822,932	2,689,474	2,587,866

Income before taxes	1,674,692	1,642,245	1,765,568
Income taxes	595,025	575,999	627,088

Net income	$1,079,667	$1,066,246	$1,138,480

Net income available to common shareholders
Basic	$987,689	$978,531	$1,062,429
Diluted	987,724	978,581	1,062,496
Net income per common share
Basic	$7.22	$7.47	$8.26
Diluted	7.18	7.42	8.20

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(In thousands)	Year Ended December 31
	2015	2014	2013
Net income	$1,079,667	$1,066,246	$1,138,480
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(79,114)	93,275	(2,865)
Unrealized gains (losses) on cash flow hedges	796	(96)	—
Foreign currency translation adjustment	(925)	(2,607)	381
Defined benefit plans liability adjustments	8,610	(207,407)	178,589

Total other comprehensive income (loss)	(70,633)	(116,835)	176,105

Total comprehensive income	$1,009,034	$949,411	$1,314,585

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(In thousands)	Year Ended December 31
	2015	2014	2013
Cash flows from operating activities
Net income	$1,079,667	$1,066,246	$1,138,480
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	170,000	124,000	185,000
Depreciation and amortization of premises and equipment	99,019	96,496	91,469
Amortization of capitalized servicing rights	49,906	68,410	65,354
Amortization of core deposit and other intangible assets	26,424	33,824	46,912
Provision for deferred income taxes	396,596	92,848	139,785
Asset write-downs	9,029	6,593	17,918
Net gain on sales of assets	(67,759)	(6,859)	(127,890)
Net change in accrued interest receivable, payable	(46,338)	15,163	(10,523)
Net change in other accrued income and expense	(289,139)	(68,722)	71,523
Net change in loans originated for sale	323,330	(350,581)	(674,062)
Net change in trading account assets and liabilities	(8,327)	21,623	(11,642)

Net cash provided by operating activities	1,742,408	1,099,041	932,324

Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	5,654,850	16	1,081,802
Other	183,892	23,445	13,172
Proceeds from maturities of investment securities
Available for sale	2,392,331	998,413	1,034,564
Held to maturity	662,959	468,999	287,837
Purchases of investment securities
Available for sale	(3,614,324)	(5,347,145)	(197,931)
Held to maturity	(29,431)	(21,283)	(1,977,064)
Other	(99,317)	(53,606)	(9,105)
Net (increase) decrease in loans and leases	(2,326,744)	(2,421,162)	123,120
Net (increase) decrease in interest-bearing deposits at banks	6,445,451	(4,819,729)	(1,521,193)
Capital expenditures, net	(81,936)	(73,161)	(129,563)
Net (increase) decrease in loan servicing advances	448,271	(484,689)	(1,004,923)
Acquisition, net of cash acquired Bank and bank holding company	(1,932,596)	—	—
Other, net	10,876	19,531	95,706

Net cash provided (used) by investing activities	7,714,282	(11,710,371)	(2,203,578)

Cash flows from financing activities
Net increase in deposits	504,393	6,466,697	1,513,884
Net decrease in short-term borrowings	(2,167,405)	(67,779)	(814,027)
Proceeds from long-term borrowings	1,500,000	4,345,478	799,760
Payments on long-term borrowings	(8,912,474)	(426,275)	(261,212)
Dividends paid — common	(375,017)	(371,199)	(365,349)
Dividends paid — preferred	(81,270)	(70,234)	(53,450)
Proceeds from issuance of preferred stock	—	346,500	—
Other, net	69,766	88,565	137,967

Net cash provided (used) by financing activities	(9,462,007)	10,311,753	957,573

Net decrease in cash and cash equivalents	(5,317)	(299,577)	(313,681)
Cash and cash equivalents at beginning of year	1,373,357	1,672,934	1,986,615

Cash and cash equivalents at end of year	$1,368,040	$1,373,357	$1,672,934

Supplemental disclosure of cash flow information
Interest received during the year	$3,134,311	$2,893,153	$2,894,699
Interest paid during the year	400,329	257,553	301,734
Income taxes paid during the year	378,660	411,912	389,008
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$67,753	$43,821	$44,804
Acquisition of bank and bank holding company
Common stock issued	3,110,581	—	—
Common stock awards converted	28,243	—	—
Fair value of
Assets acquired (noncash)	36,567,632	—	—
Liabilities assumed	31,496,212	—	—
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	65,023	134,698	1,690,490
Held-to-maturity investment securities	—	—	1,245,444
Capitalized servicing rights	646	1,760	30,879

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
2013
Balance — January 1, 2013	$872,500	64,088	3,473	3,025,520	6,477,276	(240,264)	$10,202,593
Total comprehensive income	—	—	—	—	1,138,480	176,105	1,314,585
Preferred stock cash dividends	—	—	—	—	(53,450)	—	(53,450)
Amortization of preferred stock discount	9,000	—	—	—	(9,000)	—	—
Exercise of 407,542 Series C stock warrants into 186,589 shares of common stock	—	93	—	(93)	—	—	—
Exercise of 69,127 Series A stock warrants into 25,427 shares of common stock	—	13	—	(13)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	137	—	37,890	—	—	38,027
Exercises of stock options, net	—	914	—	163,891	—	—	164,805
Directors’ stock plan	—	8	—	1,636	—	—	1,644
Deferred compensation plans, net, including dividend equivalents	—	5	(558)	575	(131)	—	(109)
Other	—	—	—	2,608	—	—	2,608
Common stock cash dividends — $2.80 per share	—	—	—	—	(365,171)	—	(365,171)

Balance — December 31, 2013	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	$11,305,532
2014
Total comprehensive income	—	—	—	—	1,066,246	(116,835)	949,411
Preferred stock cash dividends	—	—	—	—	(75,878)	—	(75,878)
Issuance of Series E preferred stock	350,000	—	—	(3,500)	—	—	346,500
Exercise of 427,905 Series A stock warrants into 169,543 shares of common stock	—	85	—	(85)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	128	—	45,306	—	—	45,434
Exercises of stock options, net	—	633	—	122,476	—	—	123,109
Stock purchase plan	—	43	—	9,545	—	—	9,588
Directors’ stock plan	—	7	—	1,658	—	—	1,665
Deferred compensation plans, net, including dividend equivalents	—	3	(307)	345	(116)	—	(75)
Other	—	—	—	1,747	—	—	1,747
Common stock cash dividends — $2.80 per share	—	—	—	—	(371,137)	—	(371,137)

Balance — December 31, 2014	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	$12,335,896
2015
Total comprehensive income	—	—	—	—	1,079,667	(70,633)	1,009,034
Acquisition of Hudson City Bancorp, Inc.:
Common stock issued	—	12,977	—	3,097,604	—	—	3,110,581
Common stock awards converted	—	—	—	28,243	—	—	28,243
Preferred stock cash dividends	—	—	—	—	(81,270)	—	(81,270)
Exercise of 2,315 Series A stock warrants into 904 shares of common stock	—	1	—	(1)	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	155	—	43,040	—	—	43,195
Exercises of stock options, net	—	438	—	88,455	—	—	88,893
Stock purchase plan	—	45	—	10,301	—	—	10,346
Directors’ stock plan	—	7	—	1,754	—	—	1,761
Deferred compensation plans, net, including dividend equivalents	—	2	(244)	293	(102)	—	(51)
Other	—	—	—	1,573	—	—	1,573
Common stock cash dividends — $2.80 per share	—	—	—	—	(374,912)	—	(374,912)

Balance — December 31, 2015	$1,231,500	79,782	2,364	6,680,768	8,430,502	(251,627)	$16,173,289

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements

1.    Significant accounting policies

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management, insurance and other financial services. Banking activities are largely focused on consumers residing in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia and on small and medium-size businesses based in those areas. Certain subsidiaries also conduct activities in other areas.

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

Loans and leases acquired in a business combination

Loans acquired in a business combination subsequent to December 31, 2008 are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Purchased impaired loans represent specifically identified loans with evidence of credit deterioration for which it was probable at acquisition that the Company would be unable to collect all contractual principal and interest payments. For purchased impaired loans and other loans acquired at a discount that was, in part, attributable to credit quality, the excess of cash flows expected at acquisition over the estimated fair value of acquired loans is recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any related allowance for credit losses and then in recognition of additional interest income over the then-remaining lives of the loans.

For all other acquired loans, the difference between the fair value and outstanding principal balance of the loans is recognized as an adjustment to interest income over the lives of those loans. Those loans are then accounted for in a manner that is similar to originated loans.

Allowance for credit losses

The allowance for credit losses represents, in management’s judgment, the amount of losses inherent in the loan and lease portfolio as of the balance sheet date. The allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. The effects of probable decreases in expected principal cash flows on loans acquired at a discount are also considered in the establishment of the allowance for credit losses.

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

The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Commitments to originate real estate loans to be held for sale and commitments to sell real estate loans are generally recorded in the consolidated balance sheet at estimated fair value.

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

Effective January 1, 2015, the Company made an accounting policy election in accordance with amended accounting guidance issued by the Financial Accounting Standards Board to account for its investments in qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The adoption of the amended guidance did not have a significant effect on the Company’s financial position or results of operations, but did result in the restatement of the consolidated statement of income for the years ended December 31, 2014 and 2013 to remove $53 million and $48 million, respectively, of losses associated with qualified affordable housing projects from “other costs of operations” and include the amortization of the initial cost of the investment in income tax expense. The cumulative effect adjustment associated with adopting the amended guidance was not material as of the beginning of any period presented in these consolidated financial statements.

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

2.    Acquisition and divestiture

Hudson City Bancorp, Inc.

On November 1, 2015, M&T completed the acquisition of Hudson City Bancorp, Inc. (“Hudson City”), headquartered in Paramus, New Jersey. On that date, Hudson City Savings Bank, the banking subsidiary of Hudson City, was merged into M&T Bank, a wholly owned banking subsidiary of M&T. Hudson City Savings Bank operated 135 banking offices in New Jersey, Connecticut and New York at the date of acquisition. The results of operations acquired in the Hudson City transaction have been included in the Company’s financial results since November 1, 2015. After application of the election, allocation and proration procedures contained in the merger agreement with Hudson City, M&T paid $2.1 billion in cash and issued 25,953,950 shares of M&T common stock in exchange for Hudson City shares outstanding at the time of the acquisition. The purchase price was approximately $5.2 billion based on the cash paid to Hudson City shareholders, the fair value of M&T stock exchanged and the estimated fair value of Hudson City stock awards converted into M&T stock awards. The acquisition of Hudson City expanded the Company’s presence in New Jersey, Connecticut and New York, and management expects that the Company will benefit from greater geographic diversity and the advantages of scale associated with a larger company.

The Hudson City transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. The consideration paid for Hudson City’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

(In thousands)
Identifiable assets:
Cash and due from banks	$131,688
Interest-bearing deposits at banks	7,568,934
Investment securities	7,929,014
Loans	19,015,013
Goodwill	1,079,787
Core deposit intangible	131,665
Other assets	843,219

Total identifiable assets	36,699,320

Liabilities:
Deposits	17,879,589
Borrowings	13,211,598
Other liabilities	405,025

Total liabilities	31,496,212

Total consideration	$5,203,108

Cash paid	$2,064,284
Common stock issued (25,953,950 shares)	3,110,581
Common stock awards converted	28,243

Total consideration	$5,203,108

In early November 2015, the Company sold $5.8 billion of investment securities obtained in the acquisition and repaid $10.6 billion of borrowings assumed in the transaction.

In connection with the acquisition, the Company recorded approximately $1.1 billion of goodwill and $132 million of core deposit intangible. The core deposit intangible asset is being amortized over a period of 7 years using an accelerated method. Information regarding the allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, is provided in note 8.

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. Approximately $688 million of the loans acquired from Hudson City had specific evidence of credit deterioration at the acquisition date and it was deemed probable that the Company would be unable to collect all contractually required principal and interest payments (“purchased impaired loans”). Such loans were acquired at a discount from outstanding customer principal balance of $1.0 billion. For purchased impaired loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, as shown in the following table, reflects the impact of estimated credit losses and other factors, such as prepayments.

November 1, 2015
(In thousands)
Contractually required principal and interest at acquisition	$1,304,366
Contractual cash flows not expected to be collected	(498,919)

Expected cash flows at acquisition	805,447
Interest component of expected cash flows	(117,251)

Estimated fair value	$688,196

The remaining acquired loans had a fair value of $18.3 billion and outstanding principal of $18.0 billion, resulting in a premium which will be amortized over the remaining lives of the loans as a reduction of interest income. In accordance with GAAP, there was no carry-over of Hudson City’s previously established allowance for credit losses.

The following table discloses the impact of Hudson City since the acquisition on November 1, 2015 through the end of 2015. The table also presents certain pro forma information as if Hudson City had been acquired on January 1, 2014. These results combine the historical results of Hudson City into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date. In particular, no adjustments have been made to eliminate the impact of gains on securities transactions of $102 million in 2015 and $104 million in 2014 that may not have been recognized had the investment securities been recorded at fair value as of the beginning of 2014. Furthermore, expenses related to systems conversions and other costs of integration of $97 million are included in the 2015 periods in which such costs were incurred. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Actual Since Acquisition Through December 31, 2015	Pro Forma Year Ended December 31
		2015	2014
	(In thousands)
Total revenues(a)	$111,168	$5,132,662	$5,406,291
Net income (loss)	(21,175)	1,011,463	1,445,779

(a)	Represents net interest income plus other income.

In connection with the Hudson City acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with preparing for systems conversions and/or integration of operations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former Hudson City employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices. The Company expects that there will be additional merger-related expenses in 2016. There were no merger-related expenses during 2014. As of December 31, 2015, the remaining unpaid portion of incurred merger-related expenses was $56 million. The Company also recognized a $21 million provision for credit losses related to the $18.3 billion of Hudson City loans acquired at a premium. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting difference as is the case with purchased impaired loans and other loans acquired at a discount. Neverthless, GAAP requires that an allowance for credit losses be recognized for incurred losses in loans acquired at a premium even though in a relatively homogenous portfolio of residential mortgage loans the specific loans to which the losses relate cannot be individually identified at the acquisition date. Given the recognition of such losses above and beyond the impact of forecasted losses used in determining the fair value of the loans acquired at a premium, the initial $21 million provision for credit losses has been noted as a merger-related expense.

A summary of merger-related expenses included in the consolidated statement of income for the years ended December 31, 2015 and 2013 follows:

	2015	2013
	(In thousands)
Salaries and employee benefits	$51,287	$836
Equipment and net occupancy	3	690
Printing, postage and supplies	504	1,825
Other cost of operations	24,182	9,013

Other expense	75,976	12,364
Provision for credit losses	21,000	—

Total	$96,976	$12,364

Sale of trust accounts

In April 2015, the Company sold the trade processing business within the retirement services division of its Institutional Client Services business. That sale resulted in an after-tax gain of $23 million ($45 million pre-tax) that reflected the allocation of approximately $11 million of previously recorded goodwill to the divested business. Revenues of the sold business had been included in “trust income” and were $9 million, $34 million and $38 million during 2015, 2014 and 2013, respectively. After considering related expenses, net income attributable to the business that was sold was not material to the consolidated results of operations of the Company in any of those periods.

3.    Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$299,890	$294	$187	$299,997
Obligations of states and political subdivisions	5,924	146	42	6,028
Mortgage-backed securities:
Government issued or guaranteed	11,592,959	142,370	48,701	11,686,628
Privately issued	74	2	2	74
Collateralized debt obligations	28,438	20,143	1,188	47,393
Other debt securities	137,556	1,514	20,190	118,880
Equity securities	73,795	10,230	354	83,671

	12,138,636	174,699	70,664	12,242,671

Investment securities held to maturity:
Obligations of states and political subdivisions	118,431	1,003	421	119,013
Mortgage-backed securities:
Government issued or guaranteed	2,553,612	50,936	7,817	2,596,731
Privately issued	181,091	2,104	41,367	141,828
Other debt securities	6,575	—	—	6,575

	2,859,709	54,043	49,605	2,864,147

Other securities	554,059	—	—	554,059

Total	$15,552,404	$228,742	$120,269	$15,660,877

December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$161,408	$544	$5	$161,947
Obligations of states and political subdivisions	8,027	224	53	8,198
Mortgage-backed securities:
Government issued or guaranteed	8,507,571	223,889	337	8,731,123
Privately issued	104	2	3	103
Collateralized debt obligations	30,073	21,276	1,033	50,316
Other debt securities	138,240	1,896	18,648	121,488
Equity securities	73,901	11,020	1,164	83,757

	8,919,324	258,851	21,243	9,156,932

Investment securities held to maturity:
Obligations of states and political subdivisions	148,961	2,551	189	151,323
Mortgage-backed securities:
Government issued or guaranteed	3,149,320	78,485	7,000	3,220,805
Privately issued	201,733	1,143	44,576	158,300
Other debt securities	7,854	—	—	7,854

	3,507,868	82,179	51,765	3,538,282

Other securities	328,742	—	—	328,742

Total	$12,755,934	$341,030	$73,008	$13,023,956

No investment in securities of a single non-U.S. Government or government agency issuer exceeded ten percent of shareholders’ equity at December 31, 2015.

As of December 31, 2015, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities, collateralized debt obligations and other debt securities were:

	Amortized Cost	Estimated Fair Value	Average Credit Rating of Fair Value Amount
			A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)
Obligations of states and political subdivisions	$124,355	$125,041	$95,246	$—	$—	$—	$29,795
Privately issued mortgage-backed securities	181,165	141,902	39,020	17	—	102,821	44
Collateralized debt obligations	28,438	47,393	9,629	1,485	1,175	35,104	—
Other debt securities	144,131	125,455	8,411	61,379	29,354	18,600	7,711

Total	$478,089	$439,791	$152,306	$62,881	$30,529	$156,525	$37,550

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2015	2014
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$188,819	$209,107
Estimated fair value	149,632	165,860

Gross realized gains from sales of investment securities were $116,490,000 in 2013. During 2013, the Company sold its holdings of Visa Class B shares for a gain of $89,545,000 and its holdings of MasterCard Class B shares for a gain of $13,208,000. Gross realized losses on investment securities were $60,033,000 in 2013. The Company sold substantially all of its privately issued mortgage-backed securities held in the available-for-sale investment securities portfolio during 2013. In total, $1.0 billion of such securities were sold for a net loss of approximately $46,302,000. There were no significant gross realized gains or losses from the sale of investment securities in 2015 or 2014.

The Company recognized $10 million of pre-tax other-than-temporary impairment losses related to privately issued mortgage-backed securities in 2013. The impairment charges were recognized in light of deterioration of real estate values and a rise in delinquencies and charge-offs of underlying mortgage loans collateralizing those securities. The other-than-temporary impairment losses represented management’s estimate of credit losses inherent in the debt securities considering projected cash flows using assumptions for delinquency rates, loss severities, and other estimates of future collateral performance. There were no other-than-temporary impairment losses in 2015 or 2014.

At December 31, 2015, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$106,349	$106,383
Due after one year through five years	202,864	203,235
Due after five years through ten years	2,729	2,941
Due after ten years	159,866	159,739

	471,808	472,298
Mortgage-backed securities available for sale	11,593,033	11,686,702

	$12,064,841	$12,159,000

Debt securities held to maturity:
Due in one year or less	$34,174	$34,311
Due after one year through five years	72,120	72,419
Due after five years through ten years	12,137	12,283
Due after ten years	6,575	6,575

	125,006	125,588
Mortgage-backed securities held to maturity	2,734,703	2,738,559

	$2,859,709	$2,864,147

A summary of investment securities that as of December 31, 2015 and 2014 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$147,508	$(187)	$—	$—
Obligations of states and political subdivisions	865	(2)	1,335	(40)
Mortgage-backed securities:
Government issued or guaranteed	4,061,899	(48,534)	7,216	(167)
Privately issued	—	—	43	(2)
Collateralized debt obligations	5,711	(335)	2,063	(853)
Other debt securities	12,935	(462)	93,344	(19,728)
Equity securities	18,073	(207)	153	(147)

	4,246,991	(49,727)	104,154	(20,937)

Investment securities held to maturity:
Obligations of states and political subdivisions	42,913	(335)	5,853	(86)
Mortgage-backed securities:
Government issued or guaranteed	459,983	(1,801)	228,867	(6,016)
Privately issued	—	—	112,155	(41,367)

	502,896	(2,136)	346,875	(47,469)

Total	$4,749,887	$(51,863)	$451,029	$(68,406)

December 31, 2014
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,505	$(5)	$—	$—
Obligations of states and political subdivisions	1,785	(52)	121	(1)
Mortgage-backed securities:
Government issued or guaranteed	39,001	(186)	5,555	(151)
Privately issued	—	—	65	(3)
Collateralized debt obligations	2,108	(696)	5,512	(337)
Other debt securities	14,017	(556)	92,661	(18,092)
Equity securities	2,138	(1,164)	—	—

	65,554	(2,659)	103,914	(18,584)

Investment securities held to maturity:
Obligations of states and political subdivisions	29,886	(184)	268	(5)
Mortgage-backed securities:
Government issued or guaranteed	137,413	(361)	446,780	(6,639)
Privately issued	—	—	127,512	(44,576)

	167,299	(545)	574,560	(51,220)

Total	$232,853	$(3,204)	$678,474	$(69,804)

The Company owned 1,007 individual investment securities with aggregate gross unrealized losses of $120 million at December 31, 2015. Based on a review of each of the securities in the investment securities portfolio at December 31, 2015, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2015, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At December 31, 2015, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $554 million of cost method investment securities.

At December 31, 2015, investment securities with a carrying value of $4,245,300,000, including $3,333,653,000 of investment securities available for sale, were pledged to secure borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 9.

Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $2,136,712,000 at December 31, 2015. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.    Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2015	2014
	(In thousands)
Loans
Commercial, financial, etc.	$19,223,419	$18,280,049
Real estate:
Residential	26,249,059	8,636,794
Commercial	24,125,778	22,614,174
Construction	5,183,313	5,061,269
Consumer	11,584,347	10,969,879

Total loans	86,365,916	65,562,165
Leases
Commercial	1,353,318	1,337,204

Total loans and leases	87,719,234	66,899,369
Less: unearned discount	(229,735)	(230,413)

Total loans and leases, net of unearned discount	$87,489,499	$66,668,956

One-to-four family residential mortgage loans held for sale were $353 million at December 31, 2015 and $435 million at December 31, 2014. Commercial real estate loans held for sale were $39 million at December 31, 2015 and $308 million at December 31, 2014.

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

As of December 31, 2015, approximately $2.5 billion of commercial real estate loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Federal National Mortgage Association (“Fannie Mae”) Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2015, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

In addition to recourse obligations, as described in note 21, the Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Charges incurred for such obligation, which are recorded as a reduction of mortgage banking revenues, were $5 million, $4 million and $17 million in 2015, 2014 and 2013, respectively.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	December 31
	2015	2014
	(In thousands)
Outstanding principal balance	$3,122,935	$3,070,268
Carrying amount:
Commercial, financial, leasing, etc.	78,847	247,820
Commercial real estate	644,284	961,828
Residential real estate	1,016,129	453,360
Consumer	725,807	933,537

	$2,465,067	$2,596,545

Purchased impaired loans included in the table above totaled $768 million at December 31, 2015 and $198 million at December 31, 2014, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for loans acquired at a discount for the years ended December 31, 2015, 2014 and 2013 follows:

For Year Ended December 31,	2015		2014		2013
	Purchased	Other	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired	Impaired	Acquired
	(In thousands)
Balance at beginning of period	$76,518	$397,379	$37,230	$538,633	$42,252	$638,272
Additions	117,251	—	—	—	—	—
Interest income	(28,551)	(158,260)	(21,263)	(178,670)	(36,727)	(247,295)
Reclassifications from nonaccretable balance, net	19,400	49,930	60,551	24,907	31,705	149,595
Other(a)	—	7,385	—	12,509	—	(1,939)

Balance at end of period	$184,618	$296,434	$76,518	$397,379	$37,230	$538,633

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of December 31, 2015 and 2014 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More(a)	Accruing Loans Acquired at a Discount Past Due 90 Days or More(b)	Purchased Impaired(c)	Nonaccrual	Total
	(In thousands)
December 31, 2015
Commercial, financial, leasing, etc.	$20,122,648	$52,868	$2,310	$693	$1,902	$241,917	$20,422,338
Real estate:
Commercial	23,645,354	172,439	12,963	8,790	46,790	179,606	24,065,942
Residential builder and developer	1,507,856	7,969	5,760	6,925	28,734	28,429	1,585,673
Other commercial construction	3,428,939	65,932	7,936	2,001	24,525	16,363	3,545,696
Residential	20,507,551	560,312	284,451	16,079	488,599	153,281	22,010,273
Residential-limited documentation	3,885,073	137,289	—	—	175,518	61,950	4,259,830
Consumer:
Home equity lines and loans	5,805,222	45,604	—	15,222	2,261	84,467	5,952,776
Automobile	2,446,473	56,181	—	6	—	16,597	2,519,257
Other	3,051,435	36,702	4,021	18,757	—	16,799	3,127,714

Total	$84,400,551	$1,135,296	$317,441	$68,473	$768,329	$799,409	$87,489,499

December 31, 2014
Commercial, financial, leasing, etc.	$19,228,265	$37,246	$1,805	$6,231	$10,300	$177,445	$19,461,292
Real estate:
Commercial	22,208,491	118,704	22,170	14,662	51,312	141,600	22,556,939
Residential builder and developer	1,273,607	11,827	492	9,350	98,347	71,517	1,465,140
Other commercial construction	3,484,932	17,678	—	—	17,181	25,699	3,545,490
Residential	7,640,368	226,932	216,489	35,726	18,223	180,275	8,318,013
Residential-limited documentation	249,810	11,774	—	—	—	77,704	339,288
Consumer:
Home equity lines and loans	5,859,378	42,945	—	27,896	2,374	89,291	6,021,884
Automobile	1,931,138	30,500	—	133	—	17,578	1,979,349
Other	2,909,791	33,295	4,064	16,369	—	18,042	2,981,561

Total	$64,785,780	$530,901	$245,020	$110,367	$197,737	$799,151	$66,668,956

(a)	Excludes loans acquired at a discount.

(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

(c)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $56,784,000 in 2015, $58,314,000 in 2014 and $62,010,000 in 2013. The actual amounts included in interest income during 2015, 2014 and 2013 on such loans were $30,735,000, $28,492,000 and $31,987,000, respectively.

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

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the year ended December 31, 2015:

		Recorded Investment		Financial Effects of Modification
	Number	Pre- modifica- tion	Post- modifica- tion	Recorded Investment (a)	Interest (b)
	(Dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	114	$55,621	$50,807	$(4,814)	$—
Interest rate reduction	1	99	99	—	(19)
Other	3	12,965	12,827	(138)	—
Combination of concession types	9	32,444	31,439	(1,005)	(245)
Real estate:
Commercial
Principal deferral	49	49,486	48,388	(1,098)	—
Other	3	4,169	4,087	(82)	—
Combination of concession types	6	3,238	3,242	4	(159)
Residential builder and developer
Principal deferral	2	10,650	10,598	(52)	—
Other commercial construction
Principal deferral	4	368	460	92	—
Combination of concession types	2	10,375	10,375	—	(49)
Residential
Principal deferral	58	6,194	6,528	334	—
Other	1	267	267	—	—
Combination of concession types	26	4,024	4,277	253	(483)
Residential-limited documentation
Principal deferral	2	426	437	11	—
Combination of concession types	9	1,536	1,635	99	(121)
Consumer:
Home equity lines and loans
Principal deferral	8	2,175	2,175	—	—
Combination of concession types	63	5,203	5,204	1	(677)
Automobile
Principal deferral	192	1,818	1,818	—	—
Interest rate reduction	7	137	137	—	(10)
Other	46	150	150	—	—
Combination of concession types	57	948	948	—	(43)
Other
Principal deferral	102	1,995	1,995	—	—
Other	13	116	116	—	—
Combination of concession types	40	396	396	—	(45)

Total	817	$204,800	$198,405	$(6,395)	$(1,851)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.

(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

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
Residential-limited documentation
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
Residential-limited documentation
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

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended December 31, 2015, 2014 and 2013 and for which there was a subsequent payment default during the respective period were not material.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000, amounted to $52,152,000 and $49,799,000 at December 31, 2015 and 2014, respectively. During 2015, new borrowings by such persons amounted to $4,425,000 (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $2,072,000.

At December 31, 2015, approximately $11.1 billion of commercial loans and leases, $10.4 billion of commercial real estate loans, $20.9 billion of one-to-four family residential real estate loans, $3.9 billion of home equity loans and lines of credit and $3.6 billion of other consumer loans were pledged to secure outstanding borrowings from the FHLB of New York and available lines of credit as described in note 9.

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. A summary of lease financing receivables follows:

	December 31
	2015	2014
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,058,605	$1,022,133
Estimated residual value of leased assets	81,269	79,525
Unearned income	(102,723)	(103,777)

Investment in direct financings	1,037,151	997,881
Leveraged leases:
Lease payments receivable	95,316	102,457
Estimated residual value of leased assets	118,128	133,089
Unearned income	(41,556)	(44,288)

Investment in leveraged leases	171,888	191,258

Total investment in leases.	$1,209,039	$1,189,139

Deferred taxes payable arising from leveraged leases	$160,603	$169,101

Included within the estimated residual value of leased assets at December 31, 2015 and 2014 were $50 million and $48 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At December 31, 2015, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Year ending December 31:
2016	$277,993
2017	245,892
2018	193,580
2019	143,406
2020	95,217
Later years	197,833

$1,153,921

The amount of foreclosed residential real estate property held by the Company was $172 million and $44 million at December 31, 2015 and 2014, respectively. At December 31, 2015, there were $315 million in loans secured by residential real estate that were in the process of foreclosure.

5.    Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
2015		Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$288,038	$307,927	$61,910	$186,033	$75,654	$919,562
Provision for credit losses	43,065	25,768	19,133	79,489	2,545	170,000
Net charge-offs
Charge-offs	(60,983)	(16,487)	(13,116)	(107,787)	—	(198,373)
Recoveries	30,284	9,623	4,311	20,585	—	64,803

Net charge-offs	(30,699)	(6,864)	(8,805)	(87,202)	—	(133,570)

Ending balance	$300,404	$326,831	$72,238	$178,320	$78,199	$955,992

2014
Beginning balance	$273,383	$324,978	$78,656	$164,644	$75,015	$916,676
Provision for credit losses	51,410	(13,779)	(3,974)	89,704	639	124,000
Net charge-offs
Charge-offs	(58,943)	(14,058)	(21,351)	(84,390)	—	(178,742)
Recoveries	22,188	10,786	8,579	16,075	—	57,628

Net charge-offs	(36,755)	(3,272)	(12,772)	(68,315)	—	(121,114)

Ending balance	$288,038	$307,927	$61,910	$186,033	$75,654	$919,562

2013
Beginning balance	$246,759	$337,101	$88,807	$179,418	$73,775	$925,860
Provision for credit losses	124,180	275	3,149	56,156	1,240	185,000
Allowance related to loans sold or securitized	—	—	—	(11,000)	—	(11,000)
Net charge-offs
Charge-offs	(109,329)	(34,595)	(23,621)	(85,965)	—	(253,510)
Recoveries	11,773	22,197	10,321	26,035	—	70,326

Net charge-offs	(97,556)	(12,398)	(13,300)	(59,930)	—	(183,184)

Ending Balance	$273,383	$324,978	$78,656	$164,644	$75,015	$916,676

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

The following tables provide information with respect to loans and leases that were considered impaired as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013.

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$179,037	$195,821	$44,752	$132,340	$165,146	$31,779
Real estate:
Commercial	85,974	95,855	18,764	83,955	96,209	14,121
Residential builder and developer	3,316	5,101	196	17,632	22,044	805
Other commercial construction	3,548	3,843	348	5,480	6,484	900
Residential	79,558	96,751	4,727	88,970	107,343	4,296
Residential-limited documentation	90,356	104,251	8,000	101,137	114,565	11,000
Consumer:
Home equity lines and loans	25,220	26,195	3,777	19,771	20,806	6,213
Automobile	22,525	22,525	4,709	30,317	30,317	8,070
Other	17,620	17,620	4,820	18,973	18,973	5,459

	507,154	567,962	90,093	498,575	581,887	82,643

With no related allowance recorded:
Commercial, financial, leasing, etc.	93,190	110,735	—	73,978	81,493	—
Real estate:
Commercial	101,340	116,230	—	66,777	78,943	—
Residential builder and developer	27,651	47,246	—	58,820	96,722	—
Other commercial construction	13,221	31,477	—	20,738	41,035	—
Residential	19,621	30,940	—	16,815	26,750	—
Residential-limited documentation	18,414	31,113	—	26,752	46,964	—

	273,437	367,741	—	263,880	371,907	—

Total:
Commercial, financial, leasing, etc.	272,227	306,556	44,752	206,318	246,639	31,779
Real estate:
Commercial	187,314	212,085	18,764	150,732	175,152	14,121
Residential builder and developer	30,967	52,347	196	76,452	118,766	805
Other commercial construction	16,769	35,320	348	26,218	47,519	900
Residential	99,179	127,691	4,727	105,785	134,093	4,296
Residential-limited documentation	108,770	135,364	8,000	127,889	161,529	11,000
Consumer:
Home equity lines and loans	25,220	26,195	3,777	19,771	20,806	6,213
Automobile	22,525	22,525	4,709	30,317	30,317	8,070
Other	17,620	17,620	4,820	18,973	18,973	5,459

Total	$780,591	$935,703	$90,093	$762,455	$953,794	$82,643

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
		Total	Cash Basis		Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$236,201	$2,933	$2,933	$181,932	$2,251	$2,251
Real estate:
Commercial	166,628	6,243	6,243	184,773	4,029	4,029
Residential builder and developer	59,457	335	335	91,149	142	142
Other commercial construction	20,276	2,311	2,311	62,734	1,893	1,893
Residential	101,483	6,188	4,037	126,005	9,180	6,978
Residential-limited documentation	118,449	6,380	2,638	133,800	6,613	2,546
Consumer:
Home equity lines and loans	21,523	905	261	18,083	750	248
Automobile	25,675	1,619	175	35,173	2,251	295
Other	18,809	729	113	18,378	690	191

Total	$768,501	$27,643	$19,046	$852,027	$27,799	$18,573

	Year Ended December 31, 2013
		Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$155,188	$7,197	$7,197
Real estate:
Commercial	197,533	4,852	4,852
Residential builder and developer	147,288	1,043	796
Other commercial construction	96,475	5,248	5,248
Residential	183,059	6,203	4,111
Residential-limited documentation	149,461	6,784	2,341
Consumer:
Home equity lines and loans	12,811	683	183
Automobile	44,116	2,916	515
Other	15,710	634	208

Total	$1,001,641	$35,560	$25,451

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

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(In thousands)
December 31, 2015
Pass	$19,442,183	$23,098,856	$1,497,465	$3,432,679
Criticized accrual	738,238	787,480	59,779	96,654
Criticized nonaccrual	241,917	179,606	28,429	16,363

Total	$20,422,338	$24,065,942	$1,585,673	$3,545,696

December 31, 2014
Pass	$18,695,440	$21,837,022	$1,347,778	$3,347,522
Criticized accrual	588,407	578,317	45,845	172,269
Criticized nonaccrual	177,445	141,600	71,517	25,699

Total	$19,461,292	$22,556,939	$1,465,140	$3,545,490

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $55 million and $21 million, respectively, at December 31, 2015 and $63 million and $18 million, respectively, at December 31, 2014. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $20 million and $28 million, respectively, at December 31, 2015 and $27 million and $28 million, respectively, at December 31, 2014.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2015
Individually evaluated for impairment	$44,752	$19,175	$12,727	$13,306	$89,960
Collectively evaluated for impairment	255,615	307,000	57,624	163,511	783,750
Purchased impaired	37	656	1,887	1,503	4,083

Allocated	$300,404	$326,831	$72,238	$178,320	877,793

Unallocated					78,199

Total					$955,992

December 31, 2014
Individually evaluated for impairment	$31,779	$15,490	$14,703	$19,742	$81,714
Collectively evaluated for impairment	251,607	291,244	45,061	165,140	753,052
Purchased impaired	4,652	1,193	2,146	1,151	9,142

Allocated	$288,038	$307,927	$61,910	$186,033	843,908

Unallocated					75,654

Total					$919,562

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2015
Individually evaluated for impairment	$272,227	$234,132	$207,949	$65,365	$779,673
Collectively evaluated for impairment	20,148,209	28,863,130	25,398,037	11,532,121	85,941,497
Purchased impaired	1,902	100,049	664,117	2,261	768,329

Total	$20,422,338	$29,197,311	$26,270,103	$11,599,747	$87,489,499

December 31, 2014
Individually evaluated for impairment	$206,318	$252,347	$232,398	$69,061	$760,124
Collectively evaluated for impairment	19,244,674	27,148,382	8,406,680	10,911,359	65,711,095
Purchased impaired	10,300	166,840	18,223	2,374	197,737

Total	$19,461,292	$27,567,569	$8,657,301	$10,982,794	$66,668,956

6.    Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2015	2014
	(In thousands)
Land	$105,435	$82,335
Buildings — owned	443,507	406,522
Buildings — capital leases	1,108	1,131
Leasehold improvements	229,919	219,152
Furniture and equipment — owned	614,591	586,429
Furniture and equipment — capital leases	12,019	18,853

	1,406,579	1,314,422
Less: accumulated depreciation and amortization
Owned assets	732,315	686,372
Capital leases	7,582	15,066

	739,897	701,438

Premises and equipment, net	$666,682	$612,984

Net lease expense for all operating leases totaled $102,356,000 in 2015, $104,297,000 in 2014 and $103,297,000 in 2013. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

7.    Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Commercial Mortgage Loans
For Year Ended December 31,	2015	2014	2013	2015	2014	2013
	(In thousands)
Beginning balance	$109,871	$126,377	$104,855	$72,939	$72,499	$59,978
Originations	35,556	28,285	52,375	29,914	15,922	26,754
Purchases	243	289	272	—	730	—
Recognized in loan securitization transactions	—	—	13,696	—	—	—
Amortization	(27,367)	(45,080)	(44,821)	(19,161)	(16,212)	(14,233)

	118,303	109,871	126,377	83,692	72,939	72,499
Valuation allowance	—	—	(300)	—	—	—

Ending balance, net	$118,303	$109,871	$126,077	$83,692	$72,939	$72,499

	Other			Total
For Year Ended December 31,	2015	2014	2013	2015	2014	2013
	(In thousands)
Beginning balance	$4,107	$11,225	$8,143	$186,917	$210,101	$172,976
Originations	—	—	—	65,470	44,207	79,129
Purchases	—	—	—	243	1,019	272
Recognized in loan securitization transactions	—	—	9,382	—	—	23,078
Amortization	(3,378)	(7,118)	(6,300)	(49,906)	(68,410)	(65,354)

	729	4,107	11,225	202,724	186,917	210,101
Valuation allowance	—	—	—	—	—	(300)

Ending balance, net	$729	$4,107	$11,225	$202,724	$186,917	$209,801

Residential mortgage loans serviced for others were $61.7 billion at December 31, 2015, $67.2 billion at December 31, 2014 and $72.4 billion at December 31, 2013. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $37.8 billion, $42.1 billion and $46.6 billion at December 31, 2015, 2014, and 2013, respectively. Commercial mortgage loans serviced for others were $11.0 billion at December 31, 2015, $11.3 billion at December 31, 2014 and $11.4 billion at December 31, 2013.

The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $249 million at December 31, 2015 and $228 million at December 31, 2014. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 12.4% and 11.9% at December 31, 2015 and 2014, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2015 and 2014, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 1119 basis points (hundredths of one percent) and 1065 basis points, respectively, over market implied forward London Interbank Offered Rates (“LIBOR”). The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $99 million and $87 million at December 31, 2015 and 2014, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2015 and 2014 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2015 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Commercial
Weighted-average prepayment speeds	11.92%
Impact on fair value of 10% adverse change	$(9,208,000)
Impact on fair value of 20% adverse change	(17,696,000)
Weighted-average OAS	11.19%
Impact on fair value of 10% adverse change	$(7,758,000)
Impact on fair value of 20% adverse change	(15,011,000)
Weighted-average discount rate		18.00%
Impact on fair value of 10% adverse change		$(4,302,000)
Impact on fair value of 20% adverse change		(8,300,000)

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

8.    Goodwill and other intangible assets

In accordance with GAAP, the Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2015
Core deposit	$887,459	$750,624	$136,835
Other	177,268	173,835	3,433

Total	$1,064,727	$924,459	$140,268

December 31, 2014
Core deposit	$755,794	$730,188	$25,606
Other	177,268	167,847	9,421

Total	$933,062	$898,035	$35,027

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2015 was approximately six years. Amortization expense for core deposit and other intangible assets was $26,424,000, $33,824,000 and $46,912,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2016	$42,185
2017	30,733
2018	23,462
2019	18,026
2020	13,323
Later years	12,539

$140,268

In accordance with GAAP, the Company completed annual goodwill impairment tests as of October 1, 2015, 2014 and 2013. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2015 and 2014 for purposes of testing for impairment is as follows.

	December 31	2015	December 31
	2014	Transactions(a)	2015
	(In thousands)
Business Banking	$748,907	$115,459	$864,366
Commercial Banking	907,524	494,349	1,401,873
Commercial Real Estate	349,197	305,192	654,389
Discretionary Portfolio	—	—	—
Residential Mortgage Banking	—	—	—
Retail Banking	1,144,404	164,787	1,309,191
All Other	374,593	(11,300)	363,293

Total	$3,524,625	$1,068,487	$4,593,112

(a)	All increases relate to the acquisition of Hudson City on November 1, 2015. The $11 million decrease in “All Other” represents goodwill allocated to the trade processing business sold in April 2015. Further information related to those transactions is provided in note 2.

9.    Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2015
Amount outstanding	$150,546	$1,981,636	$2,132,182
Weighted-average interest rate	0.06%	0.43%	0.40%
For the year ended December 31, 2015
Highest amount at a month-end	$202,951	$1,989,257
Daily-average amount outstanding	187,167	360,838	$548,005
Weighted-average interest rate	0.08%	0.43%	0.31%
At December 31, 2014
Amount outstanding	$192,676	—	$192,676
Weighted-average interest rate	0.07%	—	0.07%
For the year ended December 31, 2014
Highest amount at a month-end	$280,350	—
Daily-average amount outstanding	214,736	—	$214,736
Weighted-average interest rate	0.05%	—	0.05%
At December 31, 2013
Amount outstanding	$260,455	—	$260,455
Weighted-average interest rate	0.04%	—	0.04%
For the year ended December 31, 2013
Highest amount at a month-end	$563,879	—
Daily-average amount outstanding	390,034	—	$390,034
Weighted-average interest rate	0.11%	—	0.11%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2015 matured on the next business day following year-end. Other short-term borrowings at December 31, 2015 represent borrowings from the FHLB of New York that were assumed in the acquisition of Hudson City. Those borrowings mature at various dates in 2016.

At December 31, 2015, the Company had lines of credit under formal agreements as follows:

	M&T Bank	Wilmington Trust, N.A.
	(In thousands)
Outstanding borrowings	$3,108,243	$—
Unused	29,189,620	147,739

At December 31, 2015, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $20.5 billion. Additionally, M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”), a wholly owned subsidiary of M&T, had available lines of credit with the Federal Reserve Bank of New York totaling approximately $11.9 billion at December 31, 2015. M&T Bank and Wilmington Trust, N.A. are required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
	2015	2014
	(In thousands)
Senior notes of M&T Bank:
Variable rate due 2016	$300,000	$300,000
Variable rate due 2017	550,000	550,000
1.25% due 2017	499,984	499,969
1.40% due 2017	749,851	749,756
1.45% due 2018	503,527	503,118
2.25% due 2019	648,628	648,243
2.30% due 2019	749,219	748,965
2.10% due 2020	749,650	—
2.90% due 2025	749,236	—
Advances from FHLB:
Fixed rates	1,158,216	1,161,514
Agreements to repurchase securities	1,899,281	1,400,000
Subordinated notes of Wilmington Trust Corporation (a wholly owned subsidiary of M&T):
8.50% due 2018	213,417	218,883
Subordinated notes of M&T Bank:
6.625% due 2017	419,800	428,627
5.585% due 2020, variable rate commenced 2015	409,361	400,846
5.629% due 2021, variable rate commencing 2016	518,797	538,961
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
M&T Capital Trust I — 8.234%, due 2027	—	154,640
M&T Capital Trust II — 8.277%, due 2027	—	103,093
M&T Capital Trust III — 9.25%, due 2027	—	65,784
BSB Capital Trust I — 8.125%, due 2028	15,635	15,612
Provident Trust I — 8.29%, due 2028	25,817	25,405
Southern Financial Statutory Trust I — 10.60%, due 2030	6,583	6,550
Variable rates:
First Maryland Capital I — due 2027	145,717	145,179
First Maryland Capital II — due 2027	147,291	146,627
Allfirst Asset Trust — due 2029	96,349	96,204
BSB Capital Trust III — due 2033	15,464	15,464
Provident Statutory Trust III — due 2033	53,244	52,692
Southern Financial Capital Trust III — due 2033	7,889	7,816
Other	20,902	23,011

	$10,653,858	$9,006,959

The variable rate senior notes of M&T Bank pay interest quarterly at rates that are indexed to the three-month LIBOR. The contractual interest rates for those notes ranged from 0.62% to 0.75% at December 31, 2015 and from 0.54% to 0.61% at December 31, 2014. The weighted-average contractual interest rates payable were 0.69% at December 31, 2015 and 0.56% at December 31, 2014.

Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 1.17% to 7.32% with a weighted-average contractual interest rate of 1.66% at December 31, 2015 and 1.68% at December 31, 2014. Advances from the FHLB mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.61% to 4.58% at December 31, 2015 and from 3.61% to 4.30% at December 31, 2014. The weighted-average contractual interest rates payable were 4.00% at December 31, 2015 and 3.90% at December 31, 2014. The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates. The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $2.0 billion and $1.5 billion at December 31, 2015 and 2014, respectively.

The subordinated notes of M&T Bank and Wilmington Trust Corporation are unsecured and are subordinate to the claims of other creditors of those entities. The subordinated notes of M&T Bank that mature in 2020 converted to variable rate notes in December 2015. These notes now pay interest monthly at a rate that is indexed to the one-month LIBOR. The contractual interest rate was 1.64% at December 31, 2015. The subordinated notes of M&T Bank that mature in 2021 will convert to variable rate notes in December 2016. These notes will then pay interest quarterly at a rate that is indexed to the three-month LIBOR.

The fixed and variable rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities were includable in M&T’s Tier 1 capital through December 31, 2014. In 2015, only 25% of then-outstanding securities were included in Tier 1 capital and beginning in 2016 none of the securities will be included in Tier 1 capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 1.18% to 3.67% at December 31, 2015 and from 1.08% to 3.58% at December 31, 2014. The weighted-average variable rates payable on those Junior Subordinated Debentures were 1.78% at December 31, 2015 and 1.66% at December 31, 2014.

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

Long-term borrowings at December 31, 2015 mature as follows:

(In thousands)
Year ending December 31:
2016	$1,106,613
2017	3,452,420
2018	719,574
2019	2,306,326
2020	1,272,561
Later years	1,796,364

$10,653,858

10.    Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of December 31, 2015 and 2014 is presented below:

	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series A(a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	230,000	$230,000
Series C(a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	151,500	$151,500
Series D(b)
Fixed Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000
Series E(c)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	350,000	$350,000

(a)	Dividends, if declared, are paid at 6.375%. Warrants to purchase M&T common stock at $73.86 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 719,175 and 721,490 at December 31, 2015 and 2014, respectively.

(b)	Dividends, if declared, are paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

(c)	Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at each of December 31, 2015 and 2014. The obligation under that warrant was assumed by M&T in an acquisition.

11.    Stock-based compensation plans

Stock-based compensation expense was $67 million in 2015, $65 million in 2014 and $55 million in 2013. The Company recognized income tax benefits related to stock-based compensation of $29 million in 2015, $31 million in 2014 and $29 million in 2013.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock, restricted stock units and performance-based awards. At December 31, 2015 and 2014, respectively, there were 3,954,712 and 4,398,496 shares available for future grant under the Company’s equity incentive compensation plan.

Restricted stock awards

Restricted stock awards are comprised of restricted stock and restricted stock units. Restricted stock awards granted in 2015 and 2014 vest over three years. Restricted stock awards granted prior to 2014 generally vest over four years. A portion of restricted stock awards granted in 2015 and 2014 require a performance condition to be met before such awards vest. Unrecognized compensation expense associated with restricted stock was $14 million as of December 31, 2015 and is expected to be recognized over a weighted-average period of approximately one year. The Company may issue restricted shares from treasury stock to the extent available or issue new shares. The number of restricted shares issued was 218,183 in 2015, 221,822 in 2014 and 269,755 in 2013, with a weighted-average grant date fair value of $24,726,000 in 2015, $24,765,000 in 2014 and $27,716,000 in 2013. Unrecognized compensation expense associated with restricted stock units was $6 million as of December 31, 2015 and is expected to be recognized over a weighted-average period of approximately one year. The number of restricted stock units issued was 324,772 in 2015, 299,525 in 2014 and 315,316 in 2013, with a weighted-average grant date fair value of $37,070,000, $33,406,000 and $32,380,000, respectively.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price
Unvested at January 1, 2015	789,411	$99.53	761,645	$96.36
Granted	324,772	114.14	218,183	113.33
Assumed in acquisition	215,215	119.85	—	—
Vested	(357,457)	98.35	(325,518)	92.68
Cancelled	(3,443)	100.95	(28,422)	104.60

Unvested at December 31, 2015	968,498	$109.38	625,888	$103.82

Stock option awards

Stock options issued generally vest over four years and are exercisable over terms not exceeding ten years and one day. The Company used an option pricing model to estimate the grant date present value of stock options granted. Stock options granted in 2015, 2014 and 2013 were not significant.

A summary of stock option activity follows:

	Stock Options Outstanding	Weighted-Average		Aggregate Intrinsic Value (In thousands)
		Exercise Price	Life (In Years)
Outstanding at January 1, 2015	3,432,870	$105.31
Granted	200	113.16
Assumed in acquisition	1,843,159	156.82
Exercised	(954,684)	107.06
Expired	(97,835)	137.50

Outstanding at December 31, 2015	4,223,710	$126.65	1.7	$43,761

Exercisable at December 31, 2015	4,223,266	$126.65	1.7	$43,755

For 2015, 2014 and 2013, M&T received $93 million, $127 million and $172 million, respectively, in cash and realized tax benefits from the exercise of stock options of $6 million, $9 million and $12 million, respectively. The intrinsic value of stock options exercised during those periods was $17 million, $26 million and $34 million, respectively. As of December 31, 2015, the amount of unrecognized compensation cost related to non-vested stock options was not significant. The total grant date fair value of stock options vested during 2015, 2014 and 2013 was not significant. Upon the exercise of stock options, the Company may issue shares from treasury stock to the extent available or issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, 2,500,000 shares of M&T common stock were authorized for issuance under a plan adopted in 2013. There were 89,384 shares issued in 2015 and 85,761 shares issued in 2014. No shares were issued in 2013. For 2015 and 2014, M&T received $9,296,000 and $8,607,000, respectively, in cash for shares purchased through the employee stock purchase plan. Compensation expense recognized for the stock purchase plan was not significant in 2015, 2014 or 2013.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 26,365 and 29,297 at December 31, 2015 and 2014, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2015, 225,763 shares had been issued in connection with the directors’ stock plan.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors compensation plans. Shares of common stock issuable under such plans were 10,279 and 12,033 at December 31, 2015 and 2014, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

12.    Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Service cost	$24,372	$20,520	$24,360
Interest cost on benefit obligation	72,731	69,162	60,130
Expected return on plan assets	(96,155)	(91,568)	(87,353)
Amortization of prior service credit	(6,005)	(6,552)	(6,556)
Recognized net actuarial loss	44,825	14,494	41,076

Net periodic pension expense	$39,768	$6,056	$31,657

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Service cost	$914	$605	$742
Interest cost on benefit obligation	2,995	2,778	2,691
Amortization of prior service credit	(1,359)	(1,359)	(1,359)
Recognized net actuarial loss	106	—	360

Net other postretirement benefits expense	$2,656	$2,024	$2,434

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,813,409	$1,484,193	$67,502	$60,592
Service cost	24,372	20,520	914	605
Interest cost	72,731	69,162	2,995	2,778
Plan participants’ contributions	—	—	2,619	3,498
Amendments	—	4,619	—	—
Actuarial (gain) loss	(83,593)	300,444	(2,431)	7,793
Business combinations	247,340	—	56,539	—
Medicare Part D reimbursement	—	—	420	495
Benefits paid	(69,728)	(65,529)	(7,061)	(8,259)

Benefit obligation at end of year	2,004,531	1,813,409	121,497	67,502

Change in plan assets:
Fair value of plan assets at beginning of year	1,505,661	1,506,684	—	—
Actual return on plan assets	(14,069)	56,430	—	—
Employer contributions	8,367	8,076	4,022	4,266
Plan participants’ contributions	—	—	2,619	3,498
Business combinations	194,903	—	—	—
Medicare Part D reimbursement	—	—	420	495
Benefits and other payments	(69,728)	(65,529)	(7,061)	(8,259)

Fair value of plan assets at end of year	1,625,134	1,505,661	—	—

Funded status	$(379,397)	$(307,748)	$(121,497)	$(67,502)

Accrued liabilities recognized in the consolidated balance sheet	$(379,397)	$(307,748)	$(121,497)	$(67,502)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss	$494,279	$512,473	$4,200	$6,737
Net prior service cost	277	(5,728)	(9,096)	(10,455)

Pre-tax adjustment to AOCI	494,556	506,745	(4,896)	(3,718)
Taxes.	(194,608)	(198,897)	1,927	1,459

Net adjustment to AOCI.	$299,948	$307,848	$(2,969)	$(2,259)

The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $161,657,000 as of December 31, 2015 and $135,891,000 as of December 31, 2014. Included in the amount at December 31, 2015 was $30,439,000 assumed in the Hudson City acquisition.

The accumulated benefit obligation for all defined benefit pension plans was $1,951,425,000 and $1,782,387,000 at December 31, 2015 and 2014, respectively.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2015 the Company recorded a minimum liability adjustment of $489,660,000 ($494,556,000 related to pension plans and $(4,896,000) related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $296,979,000. In aggregate, the benefit plans realized a net gain during 2015 that resulted from several factors, including: an increase in the discount rate used in the measurement of the benefit obligations to 4.25% at December 31, 2015 from 4.00% at December 31, 2014 and the amortization during 2015 of unrealized losses previously recorded in accumulated other comprehensive income as of December 31, 2014. Both of these factors increased other comprehensive income, but were largely offset by losses incurred in the qualified pension plan as a result of investment returns that were less than the expected return. As a result, the Company decreased its minimum liability adjustment from that which was recorded at December 31, 2014 by $13,367,000 with a corresponding increase to shareholders’ equity that, net of applicable deferred taxes, was $8,610,000. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2015
Net loss (gain)	$26,631	$(2,431)	$24,200
Amortization of prior service credit	6,005	1,359	7,364
Amortization of loss	(44,825)	(106)	(44,931)

Total recognized in other comprehensive income, pre-tax	$(12,189)	$(1,178)	$(13,367)

2014
Net loss	$335,581	$7,793	$343,374
Prior service cost	4,619	—	4,619
Amortization of prior service credit	6,552	1,359	7,911
Amortization of loss	(14,494)	—	(14,494)

Total recognized in other comprehensive income, pre-tax	$332,258	$9,152	$341,410

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2016:

	Pension Plans	Other Postretirement Benefit Plans
	(In thousands)
Amortization of net prior service credit	$(3,228)	$(1,359)
Amortization of net loss	30,912	8

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2015, 2014 and 2013 associated with the defined contribution pension plan was approximately $23 million, $22 million and $21 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.25%	4.00%	4.25%	4.00%
Rate of increase in future compensation levels	4.37%	4.39%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	4.75%	3.75%	4.00%	4.75%	3.75%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—
Rate of increase in future compensation levels	4.39%	4.42%	4.50%	—	—	—

On November 1, 2015 pension and other benefit obligations were assumed as a result of the acquisition of Hudson City. Initial liabilities and net costs were determined using a 4.25% discount rate, a 3.50% increase in compensation and a 6.50% expected return on assets.

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

For measurement of other postretirement benefits, a 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016. The rate was assumed to decrease to 5.00% over 27 years. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)
Increase (decrease) in:
Service and interest cost	$108	$(96)
Accumulated postretirement benefit obligation	3,180	(2,729)

Plan Assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places an emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 45 to 80 percent equity securities, 5 to 40 percent debt securities, and 5 to 30 percent money-market funds/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Equity securities include investments in domestic and international equities, including through mutual funds. Debt securities include investments in corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies, U.S. Treasury securities, and mutual funds that invest in debt securities. Additionally, the Company’s defined benefit pension plan held $209,878,000 (12.9% of total assets) of real estate, private investments, hedge funds and other investments at December 31, 2015. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2015, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$69,634	$37,958	$31,676	$—
Equity securities:
M&T	148,800	148,800	—	—
Domestic(a)	106,993	106,993	—	—
International(b)	9,433	9,433	—	—
Mutual funds:
Domestic(a)	445,663	445,663	—	—
International(b)	348,869	348,869	—	—

	1,059,758	1,059,758	—	—

Debt securities:
Corporate(c)	105,499	—	105,499	—
Government	120,346	—	120,346	—
International	7,492	—	7,492	—
Mutual funds:
Domestic(d)	51,028	51,028	—	—

	284,365	51,028	233,337	—

Other:
Diversified mutual fund	70,343	70,343	—	—
Private real estate	2,787	—	—	2,787
Private equity	5,603	—	—	5,603
Hedge funds	119,549	81,861	—	37,688
Guaranteed deposit fund	11,596	—	—	11,596

	209,878	152,204	—	57,674

Total(e)	$1,623,635	$1,300,948	$265,013	$57,674

The fair values of the Company’s pension plan assets at December 31, 2014, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$29,458	$29,458	$—	$—
Equity securities:
M&T	154,252	154,252	—	—
Domestic(a)	214,127	214,127	—	—
International(b)	16,170	16,170	—	—
Mutual funds:
Domestic(a)	305,817	305,817	—	—
International(b)	381,101	381,101	—	—

	1,071,467	1,071,467	—	—

Debt securities:
Corporate(c)	102,848	—	102,848	—
Government	92,772	—	92,772	—
International	7,196	—	7,196	—
Mutual funds:
Domestic(d)	27,847	27,847	—	—

	230,663	27,847	202,816	—

Other:
Diversified mutual fund	96,936	96,936	—	—
Private real estate	2,162	—	—	2,162
Private equity	6,234	—	—	6,234
Hedge funds	66,694	42,430	—	24,264

	172,026	139,366	—	32,660

Total(e)	$1,503,614	$1,268,138	$202,816	$32,660

(a)	This category is comprised of equities of companies primarily within the mid-cap and large-cap sectors of the U.S. economy and range across diverse industries.

(b)	This category is comprised of equities in companies primarily within the mid-cap and large-cap sectors of international markets mainly in developed markets in Europe and the Pacific Rim.

(c)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(d)	Approximately 33% of the mutual funds were invested in investment grade bonds and 67% in high-yielding bonds at December 31, 2015. Approximately 55% of the mutual funds were invested in investment grade bonds and 45% in high-yielding bonds at December 31, 2014. The holdings within the funds were spread across diverse industries.

(e)	Excludes dividends and interest receivable totaling $1,499,000 and $2,047,000 at December 31, 2015 and 2014, respectively.

Pension plan assets included common stock of M&T with a fair value of $148,800,000 (9.2% of total plan assets) at December 31, 2015 and $154,252,000 (10.2% of total plan assets) at December 31, 2014. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2015. Assets subject to Level 3 valuations did not constitute a significant portion of plan assets at December 31, 2015 or December 31, 2014.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2015 were as follows:

	Balance – January 1, 2015	Purchases (Sales)	Total Realized/ Unrealized Gains (Losses)	Balance – December 31, 2015
	(In thousands)
Other
Private real estate	$2,162	$(125)	$750	$2,787
Private equity	6,234	(975)	344	5,603
Hedge funds	24,264	14,258	(834)	37,688
Guaranteed deposit fund	—	11,407	189	11,596

Total	$32,660	$24,565	$449	$57,674

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. Subject to the impact of actual events and circumstances that may occur in 2016, the Company may make contributions to the qualified defined benefit pension plan in 2016, but the amount of any such contribution has not yet been determined. The Company did not make any contributions to the plan in 2015 or 2014. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $8,367,000 and $8,076,000 in 2015 and 2014, respectively. Payments made by the Company for postretirement benefits were $4,022,000 and $4,266,000 in 2015 and 2014, respectively. Payments for supplemental pension and other postretirement benefits for 2016 are not expected to differ from those made in 2015 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2016	$77,923	$8,771
2017	82,899	8,834
2018	87,480	8,952
2019	93,309	8,979
2020	98,138	8,973
2021 through 2025	561,736	44,338

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $34,145,000, $32,466,000 and $31,797,000 in 2015, 2014 and 2013, respectively.

13.    Income taxes

The components of income tax expense were as follows:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Current
Federal	$130,349	$378,978	$371,249
State and city	21,549	50,790	68,035

Total current	151,898	429,768	439,284

Deferred
Federal	324,317	65,503	106,537
State and city	72,279	27,345	33,248

Total deferred	396,596	92,848	139,785

Amortization of investments in qualified affordable housing projects	46,531	53,383	48,019

Total income taxes applicable to pre-tax income	$595,025	$575,999	$627,088

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2015, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $137,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were an expense of $18,313,000 in 2013. There were no significant gains or losses on bank investment securities in 2014 or 2015. No alternative minimum tax expense was recognized in 2015, 2014 or 2013.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Income taxes at statutory federal income tax rate	$586,142	$574,786	$617,949
Increase (decrease) in taxes:
Tax-exempt income	(33,102)	(31,752)	(34,747)
State and city income taxes, net of federal income tax effect	60,988	50,788	65,834
Qualified affordable housing project federal tax credits, net	(15,297)	(14,827)	(17,994)
Other	(3,706)	(2,996)	(3,954)

	$595,025	$575,999	$627,088

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2015	2014	2013
	(In thousands)
Losses on loans and other assets	$637,955	$605,273	$645,713
Postretirement and other employee benefits	55,962	34,052	30,023
Incentive and other compensation plans	60,337	36,450	37,772
Interest on loans	57,640	79,147	100,725
Retirement benefits	148,722	120,222	—
Stock-based compensation	72,090	64,017	63,101
Depreciation and amortization	—	3,527	1,404
Other	162,086	100,999	121,561

Gross deferred tax assets	1,194,792	1,043,687	1,000,299

Leasing transactions	(285,074)	(280,596)	(284,370)
Unrealized investment gains	(31,121)	(82,065)	(21,779)
Capitalized servicing rights	(59,171)	(46,393)	(46,041)
Interest on subordinated note exchange	—	(3,125)	(6,075)
Retirement benefits	—	—	(9,397)
Depreciation and amortization	(56,731)	—	—
Other	(55,611)	(63,814)	(49,450)

Gross deferred tax liabilities	(487,708)	(475,993)	(417,112)

Net deferred tax asset	$707,084	$567,694	$583,187

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 25 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)
Gross unrecognized tax benefits at January 1, 2013	$16,548	$12,379	$28,927
Increases in unrecognized tax benefits as a result of tax positions taken during 2013	2,267	—	2,267
Increases in unrecognized tax benefits as a result of tax positions taken in prior years	—	4,429	4,429
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(1,854)	(487)	(2,341)
Decreases in unrecognized tax benefits because applicable returns are no longer subject to examination	(2,350)	(1,625)	(3,975)

Gross unrecognized tax benefits at December 31, 2013	14,611	14,696	29,307
Increases in unrecognized tax benefits as a result of tax positions taken during 2014	769	—	769
Increases in unrecognized tax benefits as a result of tax positions taken in prior years	—	453	453
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(4,668)	(11,280)	(15,948)

Gross unrecognized tax benefits at December 31, 2014	10,712	3,869	14,581
Increases in unrecognized tax benefits as a result of tax positions taken during 2015	8,108	—	8,108
Increases in unrecognized tax benefits as a result of tax positions taken in prior years	—	807	807
Decreases in unrecognized tax benefits as a result of settlements with taxing authorities	(1,515)	(274)	(1,789)
Unrealized tax benefits acquired in a business combination	7,232	3,567	10,799

Gross unrecognized tax benefits at December 31, 2015	$24,537	$7,969	32,506

Less: Federal, state and local income tax benefits			(11,377)

Net unrecognized tax benefits at December 31, 2015 that, if recognized, would impact the effective income tax rate			$21,129

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2015 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Examinations by the Internal Revenue Service of the Company’s federal income tax returns have been largely concluded through 2014, although under statute the income tax returns from 2010 through 2014 could be adjusted. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2011. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.    Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2015	2014	2013
	(In thousands, except per share)
Income available to common shareholders:
Net income	$1,079,667	$1,066,246	$1,138,480
Less: Preferred stock dividends(a)	(81,270)	(75,878)	(54,120)
Amortization of preferred stock discount(a)	—	—	(7,942)

Net income available to common equity	998,397	990,368	1,076,418
Less: Income attributable to unvested stock-based compensation awards	(10,708)	(11,837)	(13,989)

Net income available to common shareholders	$987,689	$978,531	$1,062,429
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	138,285	132,532	130,354
Less: Unvested stock-based compensation awards	(1,482)	(1,582)	(1,700)

Weighted-average shares outstanding	136,803	130,950	128,654
Basic earnings per common share	$7.22	$7.47	$8.26

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2015	2014	2013
	(In thousands, except per share)
Net income available to common equity	$998,397	$990,368	$1,076,418
Less: Income attributable to unvested stock-based compensation awards	(10,673)	(11,787)	(13,922)

Net income available to common shareholders	$987,724	$978,581	$1,062,496
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	138,285	132,532	130,354
Less: Unvested stock-based compensation awards	(1,482)	(1,582)	(1,700)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	730	894	949

Adjusted weighted-average shares outstanding	137,533	131,844	129,603
Diluted earnings per common share	$7.18	$7.42	$8.20

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing common shares of approximately 2,268,000 in 2015, 2,017,000 in 2014 and 3,847,000 in 2013 were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.    Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income.

	Investment Securities		Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
	With OTTI	All Other
	(In thousands)
Balance — January 1, 2015	$7,438	201,828	(503,027)	(4,082)	(297,843)		116,849	$(180,994)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	8,921	(142,623)	—	—	(133,702)		52,376	(81,326)
Foreign currency translation adjustment	—	—	—	(1,323)	(1,323)		398	(925)
Gains on cash flow hedges	—	—	—	1,453	1,453		(572)	881
Current year benefit plans losses	—	—	(24,200)	—	(24,200)		8,612	(15,588)

Total other comprehensive income (loss) before reclassifications	8,921	(142,623)	(24,200)	130	(157,772)		60,814	(96,958)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	—	3,514	—	—	3,514	(a)	(1,383)	2,131
Losses realized in net income	—	130	—	—	130	(c)	(49)	81
Accretion of net gain on terminated cash flow hedges	—	—	—	(141)	(141	)(d)	56	(85)
Amortization of prior service credit	—	—	(7,364)	—	(7,364	)(e)	2,620	(4,744)
Amortization of actuarial losses	—	—	44,931	—	44,931	(e)	(15,989)	28,942

Total reclassifications	—	3,644	37,567	(141)	41,070		(14,745)	26,325

Total gain (loss) during the period	8,921	(138,979)	13,367	(11)	(116,702)		46,069	(70,633)

Balance — December 31, 2015	$16,359	62,849	(489,660)	(4,093)	(414,545)		162,918	$(251,627)

	Investment Securities		Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
	With OTTI	All Other
	(In thousands)
Balance — January 1, 2014	$37,255	18,450	(161,617)	115	(105,797)		41,638	$(64,159)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(29,818)	180,005	—	—	150,187		(58,962)	91,225
Foreign currency translation adjustment	—	—	—	(4,039)	(4,039)		1,432	(2,607)
Unrealized losses on cash flow hedges	—	—	—	(165)	(165)		65	(100)
Current year benefit plans losses	—	—	(347,993)	—	(347,993)		136,587	(211,406)

Total other comprehensive income (loss) before reclassifications	(29,818)	180,005	(347,993)	(4,204)	(202,010)		79,122	(122,888)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	1	3,373	—	—	3,374	(a)	(1,324)	2,050
Amortization of losses on terminated cash flow hedges	—	—	—	7	7	(d)	(3)	4
Amortization of prior service credit	—	—	(7,911)	—	(7,911	)(e)	3,105	(4,806)
Amortization of actuarial losses	—	—	14,494	—	14,494	(e)	(5,689)	8,805

Total reclassifications	1	3,373	6,583	7	9,964		(3,911)	6,053

Total gain (loss) during the period	(29,817)	183,378	(341,410)	(4,197)	(192,046)		75,211	(116,835)

Balance — December 31, 2014	$7,438	201,828	(503,027)	(4,082)	(297,843)		116,849	$(180,994)

	Investment Securities		Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
	With OTTI	All Other
	(In thousands)
Balance — January 1, 2013	$(91,835)	152,199	(455,590)	(431)	(395,657)		155,393	$(240,264)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	77,794	(129,628)	—	—	(51,834)		20,311	(31,523)
Foreign currency translation adjustment	—	—	—	546	546		(165)	381
Current year benefit plans gains	—	—	260,452	—	260,452		(102,227)	158,225

Total other comprehensive income (loss) before reclassifications	77,794	(129,628)	260,452	546	209,164		(82,081)	127,083

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	279	4,008	—	—	4,287	(a)	(1,683)	2,604
OTTI charges recognized in net income	9,800	—	—	—	9,800	(b)	(3,847)	5,953
Losses (gains) realized in net income	41,217	(8,129)	—	—	33,088	(c)	(12,987)	20,101
Amortization of prior service credit	—	—	(7,915)	—	(7,915	)(e)	3,107	(4,808)
Amortization of actuarial losses	—	—	41,436	—	41,436	(e)	(16,264)	25,172

Total reclassifications	51,296	(4,121)	33,521	—	80,696		(31,674)	49,022

Total gain (loss) during the period	129,090	(133,749)	293,973	546	289,860		(113,755)	176,105

Balance — December 31, 2013	$37,255	18,450	(161,617)	115	(105,797)		41,638	$(64,159)

(a)	Included in interest income.

(b)	Included in OTTI losses recognized in earnings.

(c)	Included in gain (loss) on bank investment securities.

(d)	Included in interest expense.

(e)	Included in salaries and employee benefits expense.

Accumulated other comprehensive income (loss), net consisted of unrealized gains (losses) as follows:

	Investment Securities		Defined Benefit Plans	Other	Total
	With OTTI	All Other
			(In thousands)
Balance at January 1, 2013	$(55,790)	$92,581	$(276,771)	$(284)	$(240,264)
Net gain (loss) during 2013	78,422	(81,287)	178,589	381	176,105

Balance at December 31, 2013	22,632	11,294	(98,182)	97	(64,159)
Net gain (loss) during 2014	(18,114)	111,389	(207,407)	(2,703)	(116,835)

Balance at December 31, 2014	4,518	122,683	(305,589)	(2,606)	(180,994)
Net gain (loss) during 2015	5,403	(84,517)	8,610	(129)	(70,633)

Balance at December 31, 2015	$9,921	$38,166	$(296,979)	$(2,735)	$(251,627)

16.    Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Other income:
Bank owned life insurance	$52,984	$50,004	$56,120
Credit-related fee income	81,558	72,454	72,271
Letter of credit fees	52,724	56,708	59,889
Gains from loan securitization transactions			63,066
Other expense:
Professional services	346,840	401,946	335,794
Amortization of capitalized servicing rights	49,906	68,410	65,354
Advertising and promotion	59,227		56,597

17.    International activities

The Company engages in limited international activities including certain trust-related services in Europe, collecting Eurodollar deposits, engaging in foreign currency trading on behalf of customers, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $265 million and $213 million of loans to foreign borrowers at December 31, 2015 and 2014, respectively. Deposits at M&T Bank’s Cayman Islands office were $170 million and $177 million at December 31, 2015 and 2014, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. Revenues from providing international trust-related services were approximately $26 million in 2015, $31 million in 2014 and $26 million in 2013.

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

Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant as of December 31, 2015.

The net effect of interest rate swap agreements was to increase net interest income by $44 million in 2015, $45 million in 2014 and $41 million in 2013. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $1.4 billion in each of 2015 and 2014, and $1.2 billion in 2013.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Average Maturity	Weighted-Average Rate		Estimated Fair Value Gain
			Fixed	Variable
	(In thousands)	(In years)			(In thousands)
December 31, 2015
Fair value hedges:
Fixed rate long-term borrowings(a)	$1,400,000	1.7	4.42%	1.39%	$43,892

December 31, 2014
Fair value hedges:
Fixed rate long-term borrowings(a)	$1,400,000	2.7	4.42%	1.19%	$73,251

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2015 mature as follows:

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $18.4 billion and $17.6 billion at December 31, 2015 and 2014, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.6 billion and $1.3 billion at December 31, 2015 and 2014, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives Fair Value December 31		Liability Derivatives Fair Value December 31
	2015	2014	2015	2014
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements(a)	$43,892	$73,251	$—	$—
Commitments to sell real estate loans(a)	1,844	728	656	4,217

	45,736	73,979	656	4,217
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale(a)	10,282	17,396	403	49
Commitments to sell real estate loans(a)	533	754	846	4,330
Trading:
Interest rate contracts(b)	203,517	215,614	153,723	173,513
Foreign exchange and other option and futures contracts(b)	8,569	31,112	7,022	29,950

	222,901	264,876	161,994	207,842

Total derivatives	$268,637	$338,855	$162,650	$212,059

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.

(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

	Amount of Gain (Loss) Recognized
	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings(a)	$(29,359)	$28,719	$(29,624)	$28,870	$(40,304)	$38,986

Derivatives not designated as hedging instruments
Trading:
Interest rate contracts(b)	$10,755		$3,398		$9,824
Foreign exchange and other option and futures contracts(b)	9,337		7,670		8,598

Total	$20,092		$11,068		$18,422

(a)	Reported as other revenues from operations.

(b)	Reported as trading account and foreign exchange gains.

In addition, the Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $18 million and $28 million at December 31, 2015 and 2014, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $59 million and $161 million at December 31, 2015 and 2014, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $55 million and $103 million at December 31, 2015 and 2014, respectively. The Company was required to post collateral relating to those positions of $52 million and $90 million at December 31, 2015 and 2014, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on December 31, 2015 was $13 million, for which the Company had posted collateral of $6 million in the normal course of business. If the credit risk-related contingent features had been triggered on December 31, 2015, the maximum amount of additional collateral the Company would have been required to post with counterparties was $7 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $23 million and $104 million at December 31, 2015 and 2014, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $19 million and $46 million at December 31, 2015 and 2014, respectively. Counterparties posted collateral relating to those positions of $22 million and $46 million at December 31, 2015 and 2014, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral for contracts in a net liability position. The net fair values of derivative instruments cleared through clearinghouses was a net liability position of $50 million and $35 million at December 31, 2015 and 2014, respectively. Collateral posted with clearinghouses was $99 million and $61 million at December 31, 2015 and December 31, 2014, respectively.

19.    Variable interest entities and asset securitizations

During the years ended December 31, 2015 and 2014, the Company securitized one-to-four family residential real estate loans that had been originated for sale in guaranteed mortgage securitizations with Ginnie Mae totaling $65 million and $135 million, respectively, and retained those securities in its investment securities portfolio. Pre-tax gains on such transactions were not material. During 2013, the Company securitized approximately $3.0 billion of one-to-four family residential mortgage loans in guaranteed mortgage securitizations with Ginnie Mae. Approximately $1.3 billion of such loans were formerly held in the Company’s loan portfolio, whereas the remaining loans were newly originated. The Company recognized pre-tax gains of $42 million related to loans previously held for investment, which were recorded in “other revenues from operation,” and pre-tax gains of $28 million on newly originated loans, which were reflected in “mortgage banking revenues.” As a result of the securitization structures, the Company does not have effective control over the underlying loans and expects no material credit-related losses on the retained securities as a result of the guarantees by Ginnie Mae. Additionally, in 2013 the Company securitized and sold approximately $1.4 billion of automobile loans that had been held in its loan portfolio. The Company recognized a gain of $21 million related to the sale, which was recorded in “other revenues from operations.” The Company continues to service the automobile loans, but has no other financial interest in the securitization trust that the loans were sold into. The Company has securitized loans to improve its regulatory capital ratios and strengthen its liquidity and risk profile as a result of changing regulatory liquidity and capital requirements.

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company has included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. At December 31, 2015 and 2014, the carrying values of the loans in the securitization trust were $81 million and $98 million, respectively. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at December 31, 2015 and 2014 was $13 million and $15 million, respectively. Because the transaction was non-recourse, the Company’s maximum exposure to loss as a result of its association with the trust at December 31, 2015 is limited to realizing the carrying value of the loans less the amount of the mortgage-backed securities held by third parties.

As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At December 31, 2015 and 2014, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $24 million and $34 million, respectively, in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.1 billion at December 31, 2015 and $1.2 billion at December 31, 2014. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $295 million, including $78 million of unfunded commitments, at December 31, 2015 and $243 million, including $56 million of unfunded commitments, at December 31, 2014. Contingent commitments to provide additional capital contributions to these partnerships were not material at December 31, 2015. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.

As described in note 1, effective January 1, 2015 the Company retrospectively adopted for all periods presented amended accounting guidance on the accounting for investments in qualified affordable housing projects whereby the Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $47 million, $53 million and $48 million of its investments in qualified affordable housing projects to income tax expense during 2015, 2014 and 2013, respectively, and recognized $62 million, $68 million and $66 million of federal tax credits and other federal tax benefits during those respective periods.

20.    Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2015.

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

Trading account assets and liabilities

Trading account assets and liabilities consist primarily of interest rate swap agreements and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company’s risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2. Mutual funds held in connection with deferred compensation and other arrangements have been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at December 31, 2015 and 2014. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 4% to 10% with a weighted-average of 8% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At December 31, 2015, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $28 million and $47 million, respectively, and at December 31, 2014 were $30 million and $50 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

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

The following tables present assets and liabilities at December 31, 2015 and 2014 measured at estimated fair value on a recurring basis:

	Fair Value Measurements at December 31, 2015	Level 1(a)	Level 2(a)	Level 3
	(In thousands)
Trading account assets	$273,783	$56,763	$217,020	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	299,997	—	299,997	—
Obligations of states and political subdivisions	6,028	—	6,028	—
Mortgage-backed securities:
Government issued or guaranteed	11,686,628	—	11,686,628	—
Privately issued	74	—	—	74
Collateralized debt obligations	47,393	—	—	47,393
Other debt securities	118,880	—	118,880	—
Equity securities	83,671	65,178	18,493	—

	12,242,671	65,178	12,130,026	47,467

Real estate loans held for sale	392,036	—	392,036	—
Other assets(b)	56,551	—	46,269	10,282

Total assets	$12,965,041	$121,941	$12,785,351	$57,749

Trading account liabilities	$160,745	—	$160,745	$—
Other liabilities(b)	1,905	—	1,502	403

Total liabilities	$162,650	—	$162,247	$403

	Fair Value Measurements at December 31, 2014	Level 1(a)	Level 2(a)	Level 3
	(In thousands)
Trading account assets	$308,175	$51,416	$256,759	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	161,947	—	161,947	—
Obligations of states and political subdivisions	8,198	—	8,198	—
Mortgage-backed securities:
Government issued or guaranteed	8,731,123	—	8,731,123	—
Privately issued	103	—	—	103
Collateralized debt obligations	50,316	—	—	50,316
Other debt securities	121,488	—	121,488	—
Equity securities	83,757	64,841	18,916	—

	9,156,932	64,841	9,041,672	50,419

Real estate loans held for sale	742,249	—	742,249	—
Other assets(b)	92,129	—	74,733	17,396

Total assets	$10,299,485	$116,257	$10,115,413	$67,815

Trading account liabilities	$203,464	—	$203,464	$—
Other liabilities(b)	8,596	—	8,547	49

Total liabilities	$212,060	—	$212,011	$49

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2015 and 2014.

(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2015 were as follows:

	Investment Securities Available for Sale			Other Assets and Other Liabilities
	Privately Issued Mortgage- backed Securities	Collateralized Debt Obligations
	(In thousands)
Balance — January 1, 2015	$103	$50,316		$17,347
Total gains realized/unrealized:
Included in earnings	—	—		87,061	(b)
Included in other comprehensive income	—	3,254	(c)	—
Settlements	(29)	(6,177)		—
Transfers in and/or out of Level 3(a)	—	—		(94,529	)(d)

Balance — December 31, 2015	$74	$47,393		$9,879

Changes in unrealized gains included in earnings related to assets still held at December 31, 2015	$—	$—		$8,850	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2014 were as follows:

	Investment Securities Available for Sale				Other Assets and Other Liabilities
	Privately Issued Mortgage- backed Securities		Collateralized Debt Obligations
	(In thousands)
Balance — January 1, 2014	$1,850		$63,083		$3,941
Total gains realized/unrealized:
Included in earnings	—		—		83,417	(b)
Included in other comprehensive income	271	(c)	8,209	(c)	—
Settlements	(2,018)		(20,976)		—
Transfers in and/or out of Level 3(a)	—		—		(70,011	)(d)

Balance — December 31, 2014	$103		$50,316		$17,347

Changes in unrealized gains included in earnings related to assets still held at December 31, 2014	$—		$—		$18,196	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2013 were as follows:

	Investment Securities Available for Sale				Other Assets and Other Liabilities
	Privately Issued Mortgage- backed Securities		Collateralized Debt Obligations
	(In thousands)
Balance — January 1, 2013	$1,023,886		$61,869		$47,859
Total gains (losses) realized/unrealized:
Included in earnings	(56,102	)(e)	—		97,845	(b)
Included in other comprehensive income	116,359	(c)	4,508	(c)	—
Sales	(978,608)		—		—
Settlements	(103,685)		(3,294)		—
Transfers in and/or out of Level 3(a)	—		—		(141,763	)(d)

Balance — December 31, 2013	$1,850		$63,083		$3,941

Changes in unrealized gains included in earnings related to assets still held at December 31, 2013	$—		$—		$3,431	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.

(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.

(c)	Reported as net unrealized gains on investment securities in the consolidated statement of comprehensive income.

(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

(e)	Reported as an OTTI impairment loss or as gain (loss) on bank investment securities in the consolidated statement of income.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 90% at December 31, 2015. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $210 million at December 31, 2015, ($106 million and $104 million of which were classified as

Level 2 and Level 3, respectively), $173 million at December 31, 2014 ($94 million and $79 million of which were classified as Level 2 and Level 3, respectively), and $222 million at December 31, 2013 ($173 million and $49 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized during the years ended December 31, 2015, 2014 and 2013 for partial charge-offs of loans and loan impairment reserves on loans held by the Company at the end of each of those years were decreases of $75 million, $55 million and $58 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $29 million and $19 million at December 31, 2015 and December 31, 2014, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during each of 2015, 2014 and 2013.

Significant unobservable inputs to level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2015 and 2014:

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input/Assumptions	Range (Weighted- Average)
	(In thousands)
Recurring fair value measurements:
Privately issued mortgage– backed securities	$74	Two independent pricing quotes	—	—
Collateralized debt obligations	47,393	Discounted cash flow	Probability of default	10%-56% (31%)
			Loss severity	100%
Net other assets (liabilities)(a)	9,879	Discounted cash flow	Commitment expirations	0%-60% (39%)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input/Assumptions	Range (Weighted- Average)
	(In thousands)
Recurring fair value measurements:
Privately issued mortgage– backed securities	$103	Two independent pricing quotes	—	—
Collateralized debt obligations	50,316	Discounted cash flow	Probability of default	12%-57% (36%)
			Loss severity	100%
Net other assets (liabilities)(a)	17,347	Discounted cash flow	Commitment expirations	0%-96% (17%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,368,040	$1,368,040	$1,276,678	$91,362	$—
Interest-bearing deposits at banks	7,594,350	7,594,350	—	7,594,350	—
Trading account assets	273,783	273,783	56,763	217,020	—
Investment securities	15,656,439	15,660,877	65,178	15,406,404	189,295
Loans and leases:
Commercial loans and leases	20,422,338	20,146,201	—	—	20,146,201
Commercial real estate loans	29,197,311	29,044,244	—	38,774	29,005,470
Residential real estate loans	26,270,103	26,267,771	—	4,727,816	21,539,955
Consumer loans	11,599,747	11,550,270	—	—	11,550,270
Allowance for credit losses	(955,992)	—	—	—	—

Loans and leases, net	86,533,507	87,008,486	—	4,766,590	82,241,896
Accrued interest receivable	306,496	306,496	—	306,496	—
Financial liabilities:
Noninterest-bearing deposits	$(29,110,635)	$(29,110,635)	—	$(29,110,635)	—
Savings deposits and interest-checking accounts	(49,566,644)	(49,566,644)	—	(49,566,644)	—
Time deposits	(13,110,392)	(13,135,042)	—	(13,135,042)	—
Deposits at Cayman Islands office	(170,170)	(170,170)	—	(170,170)	—
Short-term borrowings	(2,132,182)	(2,132,182)	—	(2,132,182)	—
Long-term borrowings	(10,653,858)	(10,639,556)	—	(10,639,556)	—
Accrued interest payable	(85,145)	(85,145)	—	(85,145)	—
Trading account liabilities	(160,745)	(160,745)	—	(160,745)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$9,879	$9,879	—	$—	$9,879
Commitments to sell real estate loans	875	875	—	875	—
Other credit-related commitments	(122,334)	(122,334)	—	—	(122,334)
Interest rate swap agreements used for interest rate risk management	43,892	43,892	—	43,892	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,373,357	$1,373,357	$1,296,923	$76,434	$—
Interest-bearing deposits at banks	6,470,867	6,470,867	—	6,470,867	—
Trading account assets	308,175	308,175	51,416	256,759	—
Investment securities	12,993,542	13,023,956	64,841	12,750,396	208,719
Loans and leases:
Commercial loans and leases	19,461,292	19,188,574	—	—	19,188,574
Commercial real estate loans	27,567,569	27,487,818	—	307,667	27,180,151
Residential real estate loans	8,657,301	8,729,056	—	5,189,086	3,539,970
Consumer loans	10,982,794	10,909,623	—	—	10,909,623
Allowance for credit losses	(919,562)	—	—	—	—

Loans and leases, net	65,749,394	66,315,071	—	5,496,753	60,818,318
Accrued interest receivable	227,348	227,348	—	227,348	—
Financial liabilities:
Noninterest-bearing deposits	$(26,947,880)	$(26,947,880)	—	$(26,947,880)	—
Savings deposits and interest-checking accounts	(43,393,618)	(43,393,618)	—	(43,393,618)	—
Time deposits	(3,063,973)	(3,086,126)	—	(3,086,126)	—
Deposits at Cayman Islands office	(176,582)	(176,582)	—	(176,582)	—
Short-term borrowings	(192,676)	(192,676)	—	(192,676)	—
Long-term borrowings	(9,006,959)	(9,139,789)	—	(9,139,789)	—
Accrued interest payable	(63,372)	(63,372)	—	(63,372)	—
Trading account liabilities	(203,464)	(203,464)	—	(203,464)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$17,347	$17,347	—	$—	$17,347
Commitments to sell real estate loans	(7,065)	(7,065)	—	(7,065)	—
Other credit-related commitments	(119,079)	(119,079)	—	—	(119,079)
Interest rate swap agreements used for interest rate risk management	73,251	73,251	—	73,251	—

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

Deposits

Pursuant to GAAP, the estimated fair value ascribed to noninterest-bearing deposits, savings deposits and interest-checking deposits must be established at carrying value because of the customers’ ability to withdraw funds immediately. Time deposit accounts are required to be revalued based upon prevailing market interest rates for similar maturity instruments. As a result, amounts assigned to time deposits were based on discounted cash flow calculations using prevailing market interest rates based on the Company’s pricing at the respective date for deposits with comparable remaining terms to maturity.

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

	December 31
	2015	2014
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,631,680	$6,194,516
Commercial real estate loans to be sold	57,597	212,257
Other commercial real estate	5,949,933	5,161,273
Residential real estate loans to be sold	488,621	432,352
Other residential real estate	212,619	197,825
Commercial and other	11,802,850	11,080,856
Standby letters of credit	3,330,013	3,706,888
Commercial letters of credit	55,559	46,965
Financial guarantees and indemnification contracts	2,794,322	2,490,050
Commitments to sell real estate loans	782,885	1,237,294

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.5 billion and $2.4 billion at December 31, 2015 and 2014, respectively.

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

The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements expiring at various dates over the next 23 years. Minimum lease payments under noncancelable operating leases are summarized in the following table:

(In thousands)
Year ending December 31:
2016	$96,308
2017	93,926
2018	79,995
2019	64,819
2020	46,589
Later years	110,533

$492,170

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Subject to the outcome of the matter discussed in the following paragraph, at December 31, 2015, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

The Company is the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to The Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Fannie Mae. A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the Department of Justice (collectively, the “Government”) are investigating whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company is fully cooperating with the investigation. The Government has advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans do not meet underwriting guidelines. The Company, based on its own review of the sample, does not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerns whether the mortgages sold to Freddie Mac and Fannie Mae comply with applicable underwriting guidelines. The Company is also cooperating with that portion of the investigation. The investigation could lead to claims by the Government under the False Claims Act and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Remedies in these proceedings or settlements may include restitution, fines, penalties, or alterations in the Company’s business practices. The Company and the Government continue settlement discussions regarding the investigation and although progress has been made, the parties have not yet reached a definitive agreement. Based upon the current status of these negotiations, management expects that this potential settlement should not have a material impact on the Company’s consolidated financial condition or results of operations in future periods.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the “All Other” category. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment’s allowance for credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in notes 1 and 5. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions of financial institutions) are generally not allocated to segments. Income taxes are allocated to segments based on the Company’s marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Effective January 1, 2015, the Company made certain changes to its methodology for measuring segment profit and loss. Those changes in the measurement of segment profitability were largely the result of updated funds transfer pricing and various cost allocation reviews. The most significant changes to the funds transfer pricing resulted from ascribing a longer duration to non-maturity deposits, which significantly benefitted the Retail Banking segment. The cost allocation review having the largest impact related to a branch cost study. That study consisted of transaction reviews and time studies which resulted in a higher cost allocation from the Retail Banking segment to the Business Banking segment. As described in note 1, effective January 1, 2015, the Company made an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method. That election resulted in the restatement of prior period financial statements to remove losses associated with qualified affordable housing projects from “other noninterest expense” and include the amortization of the initial cost of the investment in income tax expense. In 2015, the Company changed its internal profitability reporting to move a builder and developer lending unit from the Residential Mortgage Banking segment to the Commercial Real Estate segment. Accordingly, financial information presented herein for 2014 and 2013 has been restated to reflect those changes to provide segment information on a comparable basis, as noted in the following tables.

	Year ended December 31, 2014
	Net income (loss) as previously reported	Impact of changes	Net income (loss) as restated
	(in thousands)
Business Banking	$119,809	$(20,539)	$99,270
Commercial Banking	411,139	(8,211)	402,928
Commercial Real Estate	316,129	(169)	315,960
Discretionary Portfolio	48,098	245	48,343
Residential Mortgage Banking	95,006	(10,464)	84,542
Retail Banking	119,916	153,442	273,358
All Other	(43,851)	(114,304)	(158,155)

Total	$1,066,246	$—	$1,066,246

	Year ended December 31, 2013
	Net income (loss) as previously reported	Impact of changes	Net income (loss) as restated
	(in thousands)
Business Banking	$111,040	$(9,975)	$101,065
Commercial Banking	391,340	16,053	407,393
Commercial Real Estate	321,793	7,493	329,286
Discretionary Portfolio	29,968	2,268	32,236
Residential Mortgage Banking	99,392	(7,069)	92,323
Retail Banking	182,401	138,549	320,950
All Other	2,546	(147,319)	(144,773)

Total	$1,138,480	$—	$1,138,480

Information about the Company’s segments is presented in the accompanying table. Income statement amounts are in thousands of dollars. Balance sheet amounts are in millions of dollars.

	For the Years Ended December 31, 2015, 2014 and 2013
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net interest income(a)	$338,855	$345,773	$365,786	$753,604	$746,344	$785,987	$577,922	$555,358	$590,009	$86,083	$74,204	$69,020
Noninterest income	108,195	105,149	102,613	290,142	254,295	263,925	142,948	125,087	130,833	28,114	27,464	(3,824)

	447,050	450,922	468,399	1,043,746	1,000,639	1,049,912	720,870	680,445	720,842	114,197	101,668	65,196
Provision for credit losses	15,513	18,883	26,550	25,089	33,213	76,791	(8,003)	(7,339)	6,613	7,599	16,547	17,129
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other amortization	407	405	198	566	588	564	19,247	16,300	14,314	679	891	1,330
Other noninterest expense	264,163	263,734	270,759	288,303	284,091	289,582	169,688	169,039	173,345	49,839	33,522	27,313

Income (loss) before taxes	166,967	167,900	170,892	729,788	682,747	682,975	539,938	502,445	526,570	56,080	50,708	19,424
Income tax expense (benefit)	68,209	68,630	69,827	298,758	279,819	275,582	199,297	186,485	197,284	3,654	2,365	(12,812)

Net income (loss)	$98,758	$99,270	$101,065	$431,030	$402,928	$407,393	$340,641	$315,960	$329,286	$52,426	$48,343	$32,236

Average total assets (in millions)	$5,339	$5,278	$5,107	$24,143	$22,860	$21,710	$18,827	$17,405	$17,305	$26,648	$20,798	$16,630

Capital expenditures (in millions)	$—	$2	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—

				For the Years Ended December 31, 2015, 2014 and 2013
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net interest income(a)	$63,939	$67,482	$83,574	$917,041	$908,828	$962,214	$105,143	$(21,543)	$(183,361)	$2,842,587	$2,676,446	$2,673,229
Noninterest income	336,099	331,366	325,454	324,953	336,042	373,628	594,586	599,870	672,576	1,825,037	1,779,273	1,865,205

	400,038	398,848	409,028	1,241,994	1,244,870	1,335,842	699,729	578,327	489,215	4,667,624	4,455,719	4,538,434
Provision for credit losses	(5,225)	(1,508)	(10,906)	72,953	77,158	72,502	62,074	(12,954)	(3,679)	170,000	124,000	185,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	26,424	33,824	46,912	26,424	33,824	46,912
Depreciation and other amortization	27,883	47,086	48,698	35,291	37,788	34,599	64,852	61,848	57,120	148,925	164,906	156,823
Other noninterest expense	233,651	216,556	221,984	682,594	668,919	687,275	959,345	854,883	713,873	2,647,583	2,490,744	2,384,131

Income (loss) before taxes	143,729	136,714	149,252	451,156	461,005	541,466	(412,966)	(359,274)	(325,011)	1,674,692	1,642,245	1,765,568
Income tax expense (benefit)	55,151	52,172	56,929	183,638	187,647	220,516	(213,682)	(201,119)	(180,238)	595,025	575,999	627,088

Net income (loss)	$88,578	$84,542	$92,323	$267,518	$273,358	$320,950	$(199,284)	$(158,155)	$(144,773)	$1,079,667	$1,066,246	$1,138,480

Average total assets (in millions)	$2,918	$3,076	$2,651	$11,035	$10,449	$10,997	$12,870	$12,277	$9,262	$101,780	$92,143	$83,662

Capital expenditures (in millions)	$—	$—	$—	$14	$14	$40	$68	$57	$89	$82	$73	$130

(a)	Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $24,463,000 in 2015, $23,642,000 in 2014 and $24,971,000 in 2013 and is eliminated in “All Other” net interest income and income tax expense (benefit).

The Business Banking segment provides deposit, lending, cash management and other financial services to small businesses and professionals through the Company’s banking office network and several other delivery channels, including business banking centers, telephone banking, Internet banking and automated teller machines. The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. The Discretionary Portfolio segment includes securities; residential real estate loans and other assets; short-term and long-term borrowed funds; brokered deposits; and Cayman Islands branch deposits. This segment also provides foreign exchange services to customers. Residential real estate loans obtained in the Hudson City acquisition on November 1, 2015 have been included in this segment. The Residential Mortgage Banking segment originates and services residential real estate loans for consumers and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. The segment periodically purchases servicing rights to loans that have been originated by other entities. Residential real estate loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers through several delivery channels that include banking offices, automated teller machines, telephone banking and Internet banking. Consumer loans and deposits obtained in the acquisition of Hudson City have been included in this segment. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments; the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions; merger-related gains and expenses resulting from acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain nonrecurring transactions; the residual effects of unallocated support systems and general and administrative expenses; and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Revenues	$(48,972)	$(49,800)	$(50,128)
Expenses	(13,332)	(12,014)	(16,235)
Income taxes (benefit)	(14,503)	(15,375)	(13,791)
Net income (loss)	(21,137)	(22,411)	(20,102)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.    Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2015, approximately $1.7 billion was available for payment of dividends to M&T from banking subsidiaries. Additionally, the Federal Reserve Board requires bank holding companies with $50 billion or more of total consolidated assets to submit annual capital plans. Such bank holding companies may pay dividends and repurchase stock only in accordance with a capital plan that the Federal Reserve Board has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

The bank subsidiaries are required to maintain reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2015 and 2014, cash and due from banks and interest-earning deposits at banks included a daily average of $664,586,000 and $555,575,000, respectively, for such purpose.

Beginning in 2015 new regulatory capital rules applicable to bank holding companies and banks became effective. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Pursuant to the rules in effect as of December 31, 2015, the required minimum and well capitalized capital ratios are as follows:

	Minimum	Well capitalized
● Common equity Tier 1 to risk-weighted assets	4.5%	6.5%
● Tier 1 capital to risk-weighted assets	6.0%	8.0%
● Total capital to risk-weighted assets	8.0%	10.0%
● Leverage — Tier 1 capital to average total assets, as defined	4.0%	5.0%

Under the previous capital adequacy guidelines, Tier 1 capital and Total capital as a percentage of risk-weighted assets were required to be at least 4% and 8%, respectively. In addition, the required leverage ratio of Tier 1 capital to average total assets was 4%. At December 31, 2014, to be considered “well capitalized,” a banking institution had to maintain Tier 1 risk-based capital, total risk-based capital and leverage ratios at least 6%, 10% and 5%, respectively. As of December 31, 2015, M&T and each of its banking subsidiaries exceeded all applicable capital adequacy requirements.

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2015 and 2014 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2015:
Common equity Tier 1 capital
Amount	$10,485,426	$10,680,827	$476,106
Ratio(a)	11.08%	11.33%	86.87%
Minimum required amount(b)	4,259,977	4,242,817	24,664
Tier 1 capital
Amount	12,008,232	10,680,827	476,106
Ratio(a)	12.68%	11.33%	86.87%
Minimum required amount(b)	5,679,969	5,657,089	32,886
Total capital
Amount	14,128,454	12,589,917	480,415
Ratio(a)	14.92%	13.35%	87.65%
Minimum required amount(b)	7,573,292	7,542,786	43,848
Leverage
Amount	12,008,232	10,680,827	476,106
Ratio(c)	10.89%	9.75%	22.38%
Minimum required amount(b)	4,408,971	4,381,617	85,082
December 31, 2014:
Tier 1 capital
Amount	$9,644,765	$8,043,185	$435,558
Ratio(a)	12.47%	10.46%	57.22%
Minimum required amount(b)	3,093,874	3,077,101	30,447
Total capital
Amount	11,767,308	10,048,277	439,867
Ratio(a)	15.21%	13.06%	57.79%
Minimum required amount(b)	6,187,747	6,154,201	60,893
Leverage
Amount	9,644,765	8,043,185	435,558
Ratio(c)	10.17%	8.56%	9.98%
Minimum required amount(b)	3,793,836	3,760,364	174,613

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.

(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation.

(c)	The ratio of capital to average assets, as defined by regulation.

24.    Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $30 million at December 31, 2015.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.1 billion and $4.8 billion at

December 31, 2015 and 2014, respectively. Revenues from those servicing rights were $23 million, $26 million and $31 million during 2015, 2014 and 2013, respectively. The Company sub-services residential real estate loans for Bayview Financial having outstanding principal balances totaling $37.7 billion and $41.3 billion at December 31, 2015 and 2014, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $115 million in each of 2015 and 2014 and $33 million in 2013. In addition, the Company held $181 million and $202 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2015 and 2014, respectively, that were securitized by Bayview Financial.

25.    Parent company financial statements

Condensed Balance Sheet

	December 31
	2015	2014
	(In thousands)
Assets
Cash in subsidiary bank	$19,874	$11,306
Due from consolidated bank subsidiaries
Money-market savings	865,274	1,096,533
Current income tax receivable	572	—
Other	10	12

Total due from consolidated bank subsidiaries	865,856	1,096,545
Investments in consolidated subsidiaries
Banks and bank holding company	15,714,937	11,945,516
Other	16,172	16,217
Investments in unconsolidated subsidiaries (note 19)	23,824	33,578
Investment in Bayview Lending Group LLC	30,264	46,716
Other assets	73,147	81,034

Total assets	$16,744,074	$13,230,912

Liabilities
Accrued expenses and other liabilities	$56,796	$59,950
Long-term borrowings	513,989	835,066

Total liabilities	570,785	895,016
Shareholders’ equity	16,173,289	12,335,896

Total liabilities and shareholders’ equity	$16,744,074	$13,230,912

Condensed Statement of Income

	Year Ended December 31
	2015	2014	2013
	(In thousands, except per share)
Income
Dividends from consolidated bank subsidiaries	$480,000	$480,000	$700,000
Equity in earnings of Bayview Lending Group LLC	(14,267)	(16,672)	(16,126)
Other income	2,364	7,755	9,992

Total income	468,097	471,083	693,866

Expense
Interest on long-term borrowings	24,453	47,700	73,115
Other expense	16,793	15,107	15,994

Total expense	41,246	62,807	89,109

Income before income taxes and equity in undistributed income of subsidiaries	426,851	408,276	604,757
Income tax credits	19,965	27,284	35,986

Income before equity in undistributed income of subsidiaries	446,816	435,560	640,743

Equity in undistributed income of subsidiaries
Net income of subsidiaries	1,112,851	1,110,686	1,197,737
Less: dividends received	(480,000)	(480,000)	(700,000)

Equity in undistributed income of subsidiaries	632,851	630,686	497,737

Net income	$1,079,667	$1,066,246	$1,138,480

Net income per common share
Basic	$7.22	$7.47	$8.26
Diluted	7.18	7.42	8.20

Condensed Statement of Cash Flows

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$1,079,667	$1,066,246	$1,138,480
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(632,851)	(630,686)	(497,737)
Provision for deferred income taxes	(3,655)	(6,522)	1,535
Net change in accrued income and expense	21,780	23,419	31,979
Loss on sale of assets	119	—	—

Net cash provided by operating activities	465,060	452,457	674,257

Cash flows from investing activities
Proceeds from sales of investment securities	755	—	—
Investment in subsidiary	—	—	(140,000)
Other, net	14,038	10,721	3,295

Net cash provided (used) by investing activities	14,793	10,721	(136,705)

Cash flows from financing activities
Payments on long-term borrowings	(322,621)	(350,010)	—
Dividends paid — common	(375,017)	(371,199)	(365,349)
Dividends paid — preferred	(81,270)	(70,234)	(53,450)
Proceeds from issuance of preferred stock	—	346,500	—
Other, net	76,364	110,601	140,799

Net cash used by financing activities	(702,544)	(334,342)	(278,000)

Net increase (decrease) in cash and cash equivalents	(222,691)	128,836	259,552
Cash and cash equivalents at beginning of year	1,107,839	979,003	719,451

Cash and cash equivalents at end of year	$885,148	$1,107,839	$979,003

Supplemental disclosure of cash flow information
Interest received during the year	$1,905	$2,094	$2,224
Interest paid during the year	30,420	47,003	71,090
Income taxes received during the year	16,696	24,588	45,237

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2015.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The identification of the Registrant’s directors is incorporated by reference to the caption “NOMINEES FOR DIRECTOR” contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2016.

The identification of the Registrant’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Registrant’s directors and executive officers, and persons who are the beneficial owners of more than 10% of the Registrant’s common stock, is incorporated by reference to the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or about March 4, 2016.

The other information required by Item 10 is incorporated by reference to the captions “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” and “STOCK OWNERSHIP INFORMATION” contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2016.

Item 11.	Executive Compensation.

Incorporated by reference to the captions “DIRECTOR COMPENSATION,” “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE REPORT” AND “EXECUTIVE COMPENSATION” contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the caption “STOCK OWNERSHIP INFORMATION” contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2016.

The information required by this item concerning Equity Compensation Plan information is filed as part of this Annual Report on Form 10-K. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the captions “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2016.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION FOR THE YEAR ENDING DECEMBER 31, 2016” contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 4, 2016.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2016.

M&T BANK CORPORATION

By:	/S/ ROBERT G. WILMERS
Robert G. Wilmers Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/S/ ROBERT G. WILMERS Robert G. Wilmers	Chairman of the Board and Chief Executive Officer	February 19, 2016
Principal Financial Officer:

/S/ RENÉ F. JONES René F. Jones	Executive Vice President and Chief Financial Officer	February 19, 2016
Principal Accounting Officer:

/S/ MICHAEL R. SPYCHALA Michael R. Spychala	Senior Vice President and Controller	February 19, 2016
A majority of the board of directors:

/S/ BRENT D. BAIRD Brent D. Baird		February 19, 2016
/S/ C. ANGELA BONTEMPO C. Angela Bontempo		February 19, 2016

/S/ ROBERT T. BRADY Robert T. Brady		February 19, 2016

/S/ T. JEFFERSON CUNNINGHAM III T. Jefferson Cunningham III		February 19, 2016

/S/ MARK J. CZARNECKI Mark J. Czarnecki		February 19, 2016

/S/ GARY N. GEISEL Gary N. Geisel		February 19, 2016

/S/ RICHARD A. GROSSI Richard A. Grossi		February 19, 2016

/S/ JOHN D. HAWKE, JR. John D. Hawke, Jr.	February 19, 2016

/S/ PATRICK W.E. HODGSON Patrick W.E. Hodgson	February 19, 2016

/S/ RICHARD G. KING Richard G. King	February 19, 2016

Newton P. S. Merrill

Melinda R. Rich

/S/ ROBERT E. SADLER, JR. Robert E. Sadler, Jr.	February 19, 2016

/S/ DENIS J. SALAMONE Denis J. Salamone	February 19, 2016

/S/ HERBERT L. WASHINGTON Herbert L. Washington	February 19, 2016

/S/ ROBERT G. WILMERS Robert G. Wilmers	February 19, 2016

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated August 31, 2012 (File No. 1-9861).
2.2	Amendment No. 1, dated as of April 13, 2013, to the Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated April 13, 2013 (File No. 1-9861).
2.3	Amendment No. 2, dated as of December 16, 2013, to the Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated December 17, 2013 (File No. 1-9861).
2.4	Amendment No. 3, dated as of December 8, 2014, to the Agreement and Plan of Merger, dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated December 8, 2014 (File No. 1-9861).
2.5	Amendment No. 4, dated as of April 16, 2015, to the Agreement and Plan of Merger dated as of August 27, 2012, by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation. Incorporated by reference to Exhibit 2.1 to the Form 8-K dated April 17, 2015 (File No. 1-9861).
3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated November 18, 2010. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2010. Incorporated by reference to Exhibit 3.2 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.3	Certificate of Amendment to Certificate of Incorporation with respect to Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, dated May 26, 2011. Incorporated by reference to Exhibit 3.1 of M&T Bank Corporation’s Form 8-K dated May 26, 2011 (File No. 1-9861).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, dated April 19, 2013. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 22, 2013 (File No. 1-9861).
3.5	Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, dated February 11, 2014. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 11, 2014 (File No. 1-9861).
4.1	There are no instruments with respect to long-term debt of M&T Bank Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of M&T Bank Corporation and its subsidiaries on a consolidated basis. M&T Bank Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of M&T Bank Corporation and its subsidiaries on request.
4.2	Warrant to purchase shares of M&T Bank Corporation Common Stock dated as of March 26, 2010. Incorporated by reference to Exhibit 4.2 to the Form 10-K for the year ended December 31, 2012 (File No. 1-9861).
4.3	Warrant to purchase shares of M&T Bank Corporation Common Stock effective May 16, 2011. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated May 19, 2011 (File No. 1-9861).
4.4	Warrant Agreement (including Form of Warrant), dated as of December 11, 2012, between M&T Bank Corporation and Registrar and Transfer Company. Incorporated by reference to Exhibit 4.1 to the Form 8-A 12B dated December 12, 2012 (File No. 1-9861).
10.1	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*

10.2	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995 (File No. 1-9861).*
10.3	First amendment, dated as of August 1, 2006, to the Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 (File No. 1-9861).*
10.4	Consulting Agreement, dated as of June 16, 2014, between M&T Bank Corporation and Robert E. Sadler, Jr. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2014 (File No. 1-9861).*
10.5	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 22, 2005 (File No. 1-9861).*
10.6	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated November 22, 2005 (File No. 1-9861).*
10.7	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2004 (File No. 1-9861).*
10.8	M&T Bank Corporation 2008 Directors’ Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated October 19, 2012 (File No. 333-184504).*
10.9	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.10	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2012 (File No. 1-9861).*
10.11	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the definitive Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.12	M&T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 5, 2015 (File No. 1-9861).*
10.13	M&T Bank Corporation Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
10.14	M&T Bank Corporation Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.26 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
10.15	M&T Bank Corporation Form of Performance-Vested Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
10.16	M&T Bank Corporation Form of Performance-Vested Restricted Stock Unit Award Agreement (for named executive officers (“NEOs”) subject to Section 162 (m) of the Internal Revenue Code of 1986, as amended from time to time). Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2014 (File No. 1-9861).*
10.17	M&T Bank Corporation Employee Severance Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9861).*
10.18	Provident Bankshares Corporation Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 4.1 to M&T Bank Corporation’s Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.19	Provident Bankshares Corporation 2004 Equity Compensation Plan. Incorporated by reference to Exhibit 4.2 to M&T Bank Corporation’s Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*
10.20	Wilmington Trust Corporation Amended and Restated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.64 to the Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004 (File No. 1-14659).*

10.21	Wilmington Trust Corporation Amended and Restated 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Form 10-K of Wilmington Trust Corporation filed on February 29, 2008 (File No. 1-14659).*
10.22	Wilmington Trust Corporation 2009 Long-Term Incentive Plan. Incorporated by reference to Exhibit D to the definitive Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009 (File No. 1-14659).*
10.23	Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Form S-8 dated November 2, 2015 (File No. 333-184411).*
10.24	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Form S-8 dated November 2, 2015 (File No. 333-184411).*
11.1	Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 14 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
12.1	Ratio of Earnings to Fixed Charges. Filed herewith.
14.1	M&T Bank Corporation Code of Ethics for CEO and Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003 (File No. 1-9861).
21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1	Consent of PricewaterhouseCoopers LLP re: Registration Statement Nos. 333-43175, 33-32044, 333-16077, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740, 333-182348, 333-189099, 333-40640, 333-184504, 333-189097, 333-207030 and 333-184411. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

*	Management contract or compensatory plan or arrangement.