Form 10-Q
period 2016-03-31
M&T BANK CORP
filed 2016-04-29
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on April 22, 2016: 158,999,014 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

Dollars in thousands, except per share		March 31, 2016	December 31, 2015

Assets	Cash and due from banks	$1,178,175	1,368,040
	Interest-bearing deposits at banks	9,545,181	7,594,350
	Trading account	467,987	273,783
	Investment securities (includes pledged securities that can be sold or repledged of $2,133,492 at March 31, 2016; $2,136,712 at December 31, 2015)
	Available for sale (cost: $11,937,326 at March 31, 2016; $12,138,636 at December 31, 2015)	12,200,647	12,242,671
	Held to maturity (fair value: $2,769,343 at March 31, 2016; $2,864,147 at December 31, 2015)	2,730,611	2,859,709
	Other (fair value: $536,062 at March 31, 2016; $554,059 at December 31, 2015)	536,062	554,059

	Total investment securities	15,467,320	15,656,439

	Loans and leases	88,104,830	87,719,234
	Unearned discount	(232,364)	(229,735)

	Loans and leases, net of unearned discount	87,872,466	87,489,499
	Allowance for credit losses	(962,752)	(955,992)

	Loans and leases, net	86,909,714	86,533,507

	Premises and equipment	662,891	666,682
	Goodwill	4,593,112	4,593,112
	Core deposit and other intangible assets	127,949	140,268
	Accrued interest and other assets	5,673,303	5,961,703

	Total assets	$124,625,632	122,787,884

Liabilities	Noninterest-bearing deposits	$29,709,218	29,110,635
	Interest-checking deposits	2,848,126	2,939,274
	Savings deposits	48,649,114	46,627,370
	Time deposits	12,841,331	13,110,392
	Deposits at Cayman Islands office	166,787	170,170

	Total deposits	94,214,576	91,957,841

	Federal funds purchased and agreements to repurchase securities	206,709	150,546
	Other short-term borrowings	1,560,117	1,981,636
	Accrued interest and other liabilities	1,948,142	1,870,714
	Long-term borrowings	10,341,035	10,653,858

	Total liabilities	108,270,579	106,614,595

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at March 31, 2016 and December 31, 2015; Liquidation preference of $10,000 per share: 50,000 shares at March 31, 2016 and December 31, 2015	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 159,963,737 shares issued at March 31, 2016; 159,563,512 shares issued at December 31, 2015	79,982	79,782
	Common stock issuable, 33,391 shares at March 31, 2016; 36,644 shares at December 31, 2015	2,180	2,364
	Additional paid-in capital	6,683,499	6,680,768
	Retained earnings	8,596,752	8,430,502
	Accumulated other comprehensive income (loss), net	(150,189)	(251,627)
	Treasury stock - common, at cost - 841,082 shares at March 31, 2016	(88,671)	—

	Total shareholders’ equity	16,355,053	16,173,289

	Total liabilities and shareholders’ equity	$124,625,632	122,787,884

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended March 31
In thousands, except per share		2016	2015
Interest income	Loans and leases, including fees	$863,385	647,179
	Investment securities
	Fully taxable	98,015	85,957
	Exempt from federal taxes	795	1,318
	Deposits at banks	10,337	3,118
	Other	302	515

	Total interest income	972,834	738,087

Interest expense	Interest-checking deposits	414	311
	Savings deposits	15,891	10,219
	Time deposits	24,322	3,740
	Deposits at Cayman Islands office	193	147
	Short-term borrowings	2,162	34
	Long-term borrowings	57,888	64,048

	Total interest expense	100,870	78,499

	Net interest income	871,964	659,588
	Provision for credit losses	49,000	38,000

	Net interest income after provision for credit losses	822,964	621,588

Other income	Mortgage banking revenues	82,063	101,601
	Service charges on deposit accounts	102,405	102,344
	Trust income	111,077	123,734
	Brokerage services income	16,004	15,461
	Trading account and foreign exchange gains	7,458	6,231
	Gain (loss) on bank investment securities	4	(98)
	Other revenues from operations	101,922	90,930

	Total other income	420,933	440,203

Other expense	Salaries and employee benefits	431,785	389,893
	Equipment and net occupancy	74,178	66,470
	Printing, postage and supplies	11,986	9,590
	Amortization of core deposit and other intangible assets	12,319	6,793
	FDIC assessments	25,225	10,660
	Other costs of operations	220,602	202,969

	Total other expense	776,095	686,375

	Income before taxes	467,802	375,416
	Income taxes	169,274	133,803

	Net income	$298,528	241,613

	Net income available to common shareholders
	Basic	$275,744	218,830
	Diluted	275,748	218,837
	Net income per common share
	Basic	$1.74	1.66
	Diluted	1.73	1.65
	Cash dividends per common share	$.70	.70
	Average common shares outstanding
	Basic	158,734	132,049
	Diluted	159,181	132,769

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31
In thousands	2016	2015

Net income	$298,528	$241,613
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	97,194	25,339
Cash flow hedges adjustments	(24)	871
Foreign currency translation adjustment	(53)	(2,384)
Defined benefit plans liability adjustments	4,321	4,677

Total other comprehensive income	101,438	28,503

Total comprehensive income	$399,966	$270,116

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
In thousands		2016	2015
Cash flows from operating activities	Net income	$298,528	241,613
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	49,000	38,000
	Depreciation and amortization of premises and equipment	27,141	24,178
	Amortization of capitalized servicing rights	12,249	12,199
	Amortization of core deposit and other intangible assets	12,319	6,793
	Provision for deferred income taxes	50,075	37,052
	Asset write-downs	8,940	2,379
	Net gain on sales of assets	(5,399)	(1,066)
	Net change in accrued interest receivable, payable	(16,530)	(2,200)
	Net change in other accrued income and expense	70,766	(80,084)
	Net change in loans originated for sale	211	197,708
	Net change in trading account assets and liabilities	(59,080)	(18,206)

	Net cash provided by operating activities	448,220	458,366

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	518	693
	Other	18,121	132
	Proceeds from maturities of investment securities
	Available for sale	511,549	369,649
	Held to maturity	132,636	148,708
	Purchases of investment securities
	Available for sale	(311,302)	(1,871,491)
	Held to maturity	(5,343)	(7,442)
	Other	(124)	(348)
	Net increase in loans and leases	(439,712)	(666,220)
	Net (increase) decrease in interest-bearing deposits at banks	(1,950,831)	179,376
	Capital expenditures, net	(16,307)	(9,598)
	Net decrease in loan servicing advances	37,600	76,145
	Other, net	7,920	(21,940)

	Net cash used by investing activities	(2,015,275)	(1,802,336)

Cash flows from financing activities	Net increase (decrease) in deposits	2,264,623	(4,543)
	Net increase (decrease) in short-term borrowings	(343,838)	819
	Proceeds from long-term borrowings	—	1,500,000
	Payments on long-term borrowings	(317,187)	(1,797)
	Purchases of treasury stock	(100,000)	—
	Dividends paid - common	(112,000)	(93,631)
	Dividends paid - preferred	(17,368)	(17,368)
	Other, net	2,960	(46,014)

	Net cash provided by financing activities	1,377,190	1,337,466

	Net decrease in cash and cash equivalents	(189,865)	(6,504)
	Cash and cash equivalents at beginning of period	1,368,040	1,373,357

	Cash and cash equivalents at end of period	$1,178,175	1,366,853

Supplemental disclosure of cash flow information	Interest received during the period	$968,223	726,475
	Interest paid during the period	146,568	75,776
	Income taxes paid (refunded) during the period	(86,146)	88,578

Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$33,737	10,846
	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	8,452	12,920
	Capitalized servicing rights	92	143

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

In thousands, except per share	Preferred stock	Common stock	Common stock issuable	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Treasury stock	Total
2015
Balance - January 1, 2015	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	—	12,335,896
Total comprehensive income	—	—	—	—	241,613	28,503	—	270,116
Preferred stock cash dividends	—	—	—	—	(20,318)	—	—	(20,318)
Exercise of 2,315 Series A stock warrants into 904 shares of common stock	—	1	—	(1)	—	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	147	—	5,425	—	—	—	5,572
Exercises of stock options, net	—	101	—	19,378	—	—	—	19,479
Stock purchase plan	—	45	—	10,301	—	—	—	10,346
Directors’ stock plan	—	2	—	423	—	—	—	425
Deferred compensation plans, net, including dividend equivalents	—	2	(298)	270	(25)	—	—	(51)
Other	—	—	—	405	—	—	—	405
Common stock cash dividends - $.70 per share	—	—	—	—	(93,569)	—	—	(93,569)

Balance - March 31, 2015	$1,231,500	66,455	2,310	3,445,707	7,934,820	(152,491)	—	12,528,301

2016
Balance - January 1, 2016	$1,231,500	79,782	2,364	6,680,768	8,430,502	(251,627)	—	16,173,289
Total comprehensive income	—	—	—	—	298,528	101,438	—	399,966
Preferred stock cash dividends	—	—	—	—	(20,318)	—	—	(20,318)
Purchases of treasury stock	—	—	—	—	—	—	(100,000)	(100,000)
Stock-based compensation plans:
Compensation expense, net	—	178	—	(978)	—	—	745	(55)
Exercises of stock options, net	—	18	—	2,335	—	—	265	2,618
Stock purchase plan	—	—	—	275	—	—	10,319	10,594
Directors’ stock plan	—	2	—	471	—	—	—	473
Deferred compensation plans, net, including dividend equivalents	—	2	(184)	234	(23)	—	—	29
Other	—	—	—	394	—	—	—	394
Common stock cash dividends - $.70 per share	—	—	—	—	(111,937)	—	—	(111,937)

Balance - March 31, 2016	$1,231,500	79,982	2,180	6,683,499	8,596,752	(150,189)	(88,671)	16,355,053

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”). In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

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

The Hudson City transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. The consideration paid for Hudson City’s common equity and the amounts of identifiable assets acquired and liabilities assumed as of the acquisition date were as follows:

(in thousands)
Identifiable assets:
Cash and due from banks	$131,688
Interest-bearing deposits at banks	7,568,934
Investment securities	7,929,014
Loans	19,015,013
Goodwill	1,079,787
Core deposit intangible	131,665
Other assets	843,219

Total identifiable assets	36,699,320

Liabilities:
Deposits	17,879,589
Borrowings	13,211,598
Other liabilities	405,025

Total liabilities	31,496,212

Total consideration	$5,203,108

Cash paid	$2,064,284
Common stock issued (25,953,950 shares)	3,110,581
Common stock awards converted	28,243

Total consideration	$5,203,108

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

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

The following table presents certain pro forma information as if Hudson City had been included in the Company’s results of operations in the first quarter of 2015. These results combine the historical results of Hudson City into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place as indicated. In particular, no adjustments have been made to eliminate the impact of gains on securities transactions of $7 million during the three months ended March 31, 2015 that may not have been recognized had the investment securities been recorded at fair value. Additionally, the Company expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

Pro forma Three months ended March 31, 2015
(in thousands)

Total revenues(a)	$1,253,445
Net income	285,237

(a)	Represents net interest income plus other income.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.	Acquisitions, continued

A summary of merger-related expenses included in the consolidated statement of income follows:

Three months ended March 31, 2016
(in thousands)

Salaries and employee benefits	$5,274
Equipment and net occupancy	939
Printing, postage and supplies	937
Other cost of operations	16,012

Total	$23,162

There were no merger-related expenses during the first quarter of 2015.

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
March 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$201,002	1,197	7	$202,192
Obligations of states and political subdivisions	5,356	138	46	5,448
Mortgage-backed securities:
Government issued or guaranteed	11,490,181	265,879	5,998	11,750,062
Privately issued	65	2	2	65
Collateralized debt obligations	28,483	18,170	1,613	45,040
Other debt securities	136,968	1,407	25,667	112,708
Equity securities	75,271	10,225	364	85,132

	11,937,326	297,018	33,697	12,200,647

Investment securities held to maturity:
Obligations of states and political subdivisions	103,408	886	332	103,962
Mortgage-backed securities:
Government issued or guaranteed	2,445,563	78,448	2,070	2,521,941
Privately issued	175,467	1,848	40,048	137,267
Other debt securities	6,173	—	—	6,173

	2,730,611	81,182	42,450	2,769,343

Other securities	536,062	—	—	536,062

Total	$15,203,999	378,200	76,147	$15,506,052

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$299,890	294	187	$299,997
Obligations of states and political subdivisions	5,924	146	42	6,028
Mortgage-backed securities:
Government issued or guaranteed	11,592,959	142,370	48,701	11,686,628
Privately issued	74	2	2	74
Collateralized debt obligations	28,438	20,143	1,188	47,393
Other debt securities	137,556	1,514	20,190	118,880
Equity securities	73,795	10,230	354	83,671

	12,138,636	174,699	70,664	12,242,671

Investment securities held to maturity:
Obligations of states and political subdivisions	118,431	1,003	421	119,013
Mortgage-backed securities:
Government issued or guaranteed	2,553,612	50,936	7,817	2,596,731
Privately issued	181,091	2,104	41,367	141,828
Other debt securities	6,575	—	—	6,575

	2,859,709	54,043	49,605	2,864,147

Other securities	554,059	—	—	554,059

Total	$15,552,404	228,742	120,269	$15,660,877

There were no significant gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2016 and 2015.

At March 31, 2016, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$7,504	7,551
Due after one year through five years	201,714	203,128
Due after five years through ten years	2,728	2,926
Due after ten years	159,863	151,783

	371,809	365,388
Mortgage-backed securities available for sale	11,490,246	11,750,127

	$11,862,055	12,115,515

Debt securities held to maturity:
Due in one year or less	$32,387	32,542
Due after one year through five years	64,484	64,760
Due after five years through ten years	6,537	6,660
Due after ten years	6,173	6,173

	109,581	110,135
Mortgage-backed securities held to maturity	2,621,030	2,659,208

	$2,730,611	2,769,343

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

A summary of investment securities that as of March 31, 2016 and December 31, 2015 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
		(in thousands)
March 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$4,051	(7)	—	—
Obligations of states and political subdivisions	—	—	1,706	(46)
Mortgage-backed securities:
Government issued or guaranteed	337,672	(1,959)	1,233,329	(4,039)
Privately issued	—	—	34	(2)
Collateralized debt obligations	10,326	(527)	1,858	(1,086)
Other debt securities	9,825	(1,203)	88,715	(24,464)
Equity securities	2,115	(210)	146	(154)

	363,989	(3,906)	1,325,788	(29,791)

Investment securities held to maturity:
Obligations of states and political subdivisions	28,707	(215)	8,813	(117)
Mortgage-backed securities:
Government issued or guaranteed	812	(12)	232,432	(2,058)
Privately issued	—	—	105,355	(40,048)

	29,519	(227)	346,600	(42,223)

Total	$393,508	(4,133)	1,672,388	(72,014)

December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$147,508	(187)	—	—
Obligations of states and political subdivisions	865	(2)	1,335	(40)
Mortgage-backed securities:
Government issued or guaranteed	4,061,899	(48,534)	7,216	(167)
Privately issued	—	—	43	(2)
Collateralized debt obligations	5,711	(335)	2,063	(853)
Other debt securities	12,935	(462)	93,344	(19,728)
Equity securities	18,073	(207)	153	(147)

	4,246,991	(49,727)	104,154	(20,937)

Investment securities held to maturity:
Obligations of states and political subdivisions	42,913	(335)	5,853	(86)
Mortgage-backed securities:
Government issued or guaranteed	459,983	(1,801)	228,867	(6,016)
Privately issued	—	—	112,155	(41,367)

	502,896	(2,136)	346,875	(47,469)

Total	$4,749,887	(51,863)	451,029	(68,406)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The Company owned 538 individual investment securities with aggregate gross unrealized losses of $76 million at March 31, 2016. Based on a review of each of the securities in the investment securities portfolio at March 31, 2016, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2016, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At March 31, 2016, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $536 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)

Outstanding principal balance	$2,918,333	3,122,935
Carrying amount:
Commercial, financial, leasing, etc.	71,577	78,847
Commercial real estate	588,983	644,284
Residential real estate	964,893	1,016,129
Consumer	681,535	725,807

	$2,306,988	2,465,067

Purchased impaired loans included in the table above totaled $716 million at March 31, 2016 and $768 million at December 31, 2015, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for loans acquired at a discount for the three-month periods ended March 31, 2016 and 2015 follows:

	Three months ended March 31, 2016
	Purchased impaired	Other acquired	Total
	(in thousands)

Balance at beginning of period	$184,618	296,434	481,052
Interest income	(14,062)	(37,862)	(51,924)
Reclassifications from nonaccretable balance, net	629	5,664	6,293
Other (a)	—	4,781	4,781

Balance at end of period	$171,185	269,017	440,202

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended March 31, 2015
	Purchased impaired	Other acquired	Total
	(in thousands)

Balance at beginning of period	$76,518	397,379	473,897
Interest income	(5,206)	(41,277)	(46,483)
Reclassifications from nonaccretable balance, net	110	183	293
Other (a)	—	1,610	1,610

Balance at end of period	$71,422	357,895	429,317

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of March 31, 2016 and December 31, 2015 were as follows:

	Current	30-89 Days past due	Accruing loans past due 90 days or more(a)	Accruing loans acquired at a discount past due 90 days or more(b)	Purchased impaired(c)	Nonaccrual	Total
March 31, 2016			(in thousands)
Commercial, financial, leasing, etc.	$20,911,645	30,495	2,358	524	1,765	279,790	21,226,577
Real estate:
Commercial	23,740,729	149,108	41,776	6,818	39,840	171,256	24,149,527
Residential builder and developer	1,747,261	15,304	195	3,493	23,516	32,458	1,822,227
Other commercial construction	3,663,835	28,336	9,068	280	19,239	20,781	3,741,539
Residential	19,747,097	500,241	278,640	15,790	463,871	186,452	21,192,091
Residential-limited documentation	3,757,924	107,679	275	—	165,404	76,265	4,107,547
Consumer:
Home equity lines and loans	5,720,342	40,054	—	15,898	2,239	78,722	5,857,255
Automobile	2,580,241	33,439	—	2	—	14,817	2,628,499
Other	3,083,495	24,739	3,858	18,962	—	16,150	3,147,204

Total	$84,952,569	929,395	336,170	61,767	715,874	876,691	87,872,466

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days past due	Accruing loans past due 90 days or more(a)	Accruing loans acquired at a discount past due 90 days or more(b)	Purchased impaired(c)	Nonaccrual	Total
December 31, 2015			(in thousands)
Commercial, financial, leasing, etc.	$20,122,648	52,868	2,310	693	1,902	241,917	20,422,338
Real estate:
Commercial	23,645,354	172,439	12,963	8,790	46,790	179,606	24,065,942
Residential builder and developer	1,507,856	7,969	5,760	6,925	28,734	28,429	1,585,673
Other commercial construction	3,428,939	65,932	7,936	2,001	24,525	16,363	3,545,696
Residential	20,507,551	560,312	284,451	16,079	488,599	153,281	22,010,273
Residential-limited documentation	3,885,073	137,289	—	—	175,518	61,950	4,259,830
Consumer:
Home equity lines and loans	5,805,222	45,604	—	15,222	2,261	84,467	5,952,776
Automobile	2,446,473	56,181	—	6	—	16,597	2,519,257
Other	3,051,435	36,702	4,021	18,757	—	16,799	3,127,714

Total	$84,400,551	1,135,296	317,441	68,473	768,329	799,409	87,489,499

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans that were impaired at acquisition date and were recorded at fair value.

One-to-four family residential mortgage loans held for sale were $269 million and $353 million at March 31, 2016 and December 31, 2015, respectively. Commercial mortgage loans held for sale were $128 million at March 31, 2016 and $39 million at December 31, 2015.

Changes in the allowance for credit losses for the three months ended March 31, 2016 were as follows:

	Commercial,
	Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$300,404	326,831	72,238	178,320	78,199	955,992
Provision for credit losses	24,364	4,013	1,218	19,893	(488)	49,000
Net charge-offs
Charge-offs	(6,149)	(1,272)	(6,972)	(44,319)	—	(58,712)
Recoveries	5,247	2,413	1,887	6,925	—	16,472

Net charge-offs	(902)	1,141	(5,085)	(37,394)	—	(42,240)

Ending balance	$323,866	331,985	68,371	160,819	77,711	962,752

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

The following tables provide information with respect to loans and leases that were considered impaired as of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015.

	March 31, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$204,786	223,269	58,714	179,037	195,821	44,752
Real estate:
Commercial	86,612	97,912	19,600	85,974	95,855	18,764
Residential builder and developer	6,581	8,296	839	3,316	5,101	196
Other commercial construction	2,358	2,678	397	3,548	3,843	348
Residential	77,579	95,679	4,348	79,558	96,751	4,727
Residential-limited documentation	87,791	101,841	7,000	90,356	104,251	8,000
Consumer:
Home equity lines and loans	27,544	28,540	3,904	25,220	26,195	3,777
Automobile	21,289	21,289	4,867	22,525	22,525	4,709
Other	17,876	17,876	4,844	17,620	17,620	4,820

	532,416	597,380	104,513	507,154	567,962	90,093

With no related allowance recorded:
Commercial, financial, leasing, etc.	105,342	126,130	—	93,190	110,735	—
Real estate:
Commercial	92,733	106,710	—	101,340	116,230	—
Residential builder and developer	28,938	49,177	—	27,651	47,246	—
Other commercial construction	18,811	37,498	—	13,221	31,477	—
Residential	17,574	28,336	—	19,621	30,940	—
Residential-limited documentation	17,362	29,544	—	18,414	31,113	—

	280,760	377,395	—	273,437	367,741	—

Total:
Commercial, financial, leasing, etc.	310,128	349,399	58,714	272,227	306,556	44,752
Real estate:
Commercial	179,345	204,622	19,600	187,314	212,085	18,764
Residential builder and developer	35,519	57,473	839	30,967	52,347	196
Other commercial construction	21,169	40,176	397	16,769	35,320	348
Residential	95,153	124,015	4,348	99,179	127,691	4,727
Residential-limited documentation	105,153	131,385	7,000	108,770	135,364	8,000
Consumer:
Home equity lines and loans	27,544	28,540	3,904	25,220	26,195	3,777
Automobile	21,289	21,289	4,867	22,525	22,525	4,709
Other	17,876	17,876	4,844	17,620	17,620	4,820

Total	$813,176	974,775	104,513	780,591	935,703	90,093

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended March 31, 2016			Three months ended March 31, 2015
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$296,584	611	611	214,618	604	604
Real estate:
Commercial	182,454	1,474	1,474	153,070	1,102	1,102
Residential builder and developer	33,750	42	42	73,151	63	63
Other commercial construction	16,868	38	38	25,540	55	55
Residential	96,788	1,372	882	104,490	1,446	910
Residential-limited documentation	107,473	1,472	630	125,654	1,610	647
Consumer:
Home equity lines and loans	26,019	246	85	19,683	201	48
Automobile	21,962	339	36	29,013	450	54
Other	17,717	178	27	18,861	174	33

Total	$799,615	5,772	3,825	764,080	5,705	3,516

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
March 31, 2016
Pass	$20,155,277	23,138,987	1,700,088	3,631,947
Criticized accrual	791,510	839,284	89,681	88,811
Criticized nonaccrual	279,790	171,256	32,458	20,781

Total	$21,226,577	24,149,527	1,822,227	3,741,539

December 31, 2015
Pass	$19,442,183	23,098,856	1,497,465	3,432,679
Criticized accrual	738,238	787,480	59,779	96,654
Criticized nonaccrual	241,917	179,606	28,429	16,363

Total	$20,422,338	24,065,942	1,585,673	3,545,696

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $52 million and $24 million, respectively, at March 31, 2016 and $55 million and $21 million, respectively, at December 31, 2015. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $20 million and $32 million, respectively, at March 31, 2016 and $20 million and $28 million, respectively, at December 31, 2015.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2016
Individually evaluated for impairment	$58,714	20,611	11,348	13,615	$104,288
Collectively evaluated for impairment	264,652	308,897	55,970	145,841	775,360
Purchased impaired	500	2,477	1,053	1,363	5,393

Allocated	$323,866	331,985	68,371	160,819	885,041

Unallocated					77,711

Total					$962,752

December 31, 2015
Individually evaluated for impairment	$44,752	19,175	12,727	13,306	$89,960
Collectively evaluated for impairment	255,615	307,000	57,624	163,511	783,750
Purchased impaired	37	656	1,887	1,503	4,083

Allocated	$300,404	326,831	72,238	178,320	877,793

Unallocated					78,199

Total					$955,992

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
March 31, 2016
Individually evaluated for impairment	$310,128	235,039	200,306	66,709	$812,182
Collectively evaluated for impairment	20,914,684	29,395,659	24,470,057	11,564,010	86,344,410
Purchased impaired	1,765	82,595	629,275	2,239	715,874

Total	$21,226,577	29,713,293	25,299,638	11,632,958	$87,872,466

December 31, 2015
Individually evaluated for impairment	$272,227	234,132	207,949	65,365	$779,673
Collectively evaluated for impairment	20,148,209	28,863,130	25,398,037	11,532,121	85,941,497
Purchased impaired	1,902	100,049	664,117	2,261	768,329

Total	$20,422,338	29,197,311	26,270,103	11,599,747	$87,489,499

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

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended March 31, 2016 and 2015:

		Recorded investment		Financial effects of modification
Three months ended March 31, 2016	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	24	$11,571	$12,721	$1,150	$—
Combination of concession types	7	6,157	5,952	(205)	—
Real estate:
Commercial
Principal deferral	16	3,483	3,448	(35)	—
Combination of concession types	5	3,933	3,924	(9)	(35)
Residential
Principal deferral	17	1,981	2,191	210	—
Combination of concession types	10	2,321	2,369	48	—
Residential-limited documentation
Principal deferral	1	125	138	13	—
Combination of concession types	5	1,312	1,379	67	(339)
Consumer:
Home equity lines and loans
Principal deferral	3	335	335	—	—
Combination of concession types	23	2,496	2,496	—	(283)
Automobile
Principal deferral	48	521	521	—	—
Other	16	38	38	—	—
Combination of concession types	8	85	85	—	(3)
Other
Principal deferral	26	374	374	—	—
Other	2	25	25	—	—
Combination of concession types	8	147	147	—	(27)

Total	219	$34,904	$36,143	$1,239	$(687)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended March 31, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	21	$1,572	$1,557	$(15)	$—
Interest rate reduction	1	99	99	—	(19)
Combination of concession types	3	9,155	6,989	(2,166)	—
Real estate:
Commercial
Principal deferral	7	3,792	3,776	(16)	—
Combination of concession types	4	1,646	1,637	(9)	(52)
Residential builder and developer
Principal deferral	1	1,398	1,398	—	—
Residential
Principal deferral	7	721	742	21	—
Combination of concession types	3	294	349	55	(34)
Residential-limited documentation
Combination of concession types	1	210	210	—	(4)
Consumer:
Home equity lines and loans
Principal deferral	1	21	21	—	—
Combination of concession types	5	196	196	—	(13)
Automobile
Principal deferral	35	303	303	—	—
Interest rate reduction	3	42	42	—	(3)
Other	10	20	20	—	—
Combination of concession types	8	84	84	—	(7)
Other
Principal deferral	22	296	296	—	—
Other	5	59	59	—	—
Combination of concession types	13	224	224	—	(25)

Total	150	$20,132	$18,002	$(2,130)	$(157)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2016 and 2015 and for which there was a subsequent payment default during the three-month periods ended March 31, 2016 and 2015, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $169 million and $172 million at March 31, 2016 and December 31, 2015, respectively. There were $309 million and $315 million at March 31, 2016 and December 31, 2015, respectively, of loans secured by residential real estate that were in the process of foreclosure.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings

M&T had $515 million of fixed and variable rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at March 31, 2016 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, beginning in 2016 none of the securities are includable in M&T’s Tier 1 regulatory capital, but do qualify for inclusion in Tier 2 regulatory capital.

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

Also included in long-term borrowings are agreements to repurchase securities of $1.9 billion at each of March 31, 2016 and December 31, 2015. The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates. The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $2.1 billion and $2.0 billion at March 31, 2016 and December 31, 2015, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of March 31, 2016 and December 31, 2015 is presented below:

	Shares issued and outstanding	Carrying value
	(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	230,000	$230,000

Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	151,500	$151,500

Series D (b)
Fixed Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000

Series E (c)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	350,000	$350,000

(a)	Dividends, if declared, are paid at 6.375%. Warrants to purchase M&T common stock at $73.86 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 719,175 at March 31, 2016 and December 31, 2015, respectively.
(b)	Dividends, if declared, are paid semi-annually at a rate of 6.875% per year. The shares are redeemable in whole or in part on or after June 15, 2016. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
(c)	Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at March 31, 2016 and December 31, 2015. The obligation under that warrant was assumed by M&T in an acquisition.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic pension expense for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended March 31
	2016	2015	2016	2015
	(in thousands)

Service cost	$6,382	6,000	458	200
Interest cost on projected benefit obligation	20,883	17,775	1,205	650
Expected return on plan assets	(27,814)	(23,575)	—	—
Amortization of prior service credit	(825)	(1,525)	(350)	(350)
Amortization of net actuarial loss	8,300	11,175	—	25

Net periodic benefit cost	$6,926	9,850	1,313	525

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $17,690,000 and $16,750,000 for the three months ended March 31, 2016 and 2015, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended March 31
	2016	2015
	(in thousands, except per share)
Income available to common shareholders:

Net income	$298,528	241,613
Less: Preferred stock dividends (a)	(20,318)	(20,318)

Net income available to common equity	278,210	221,295
Less: Income attributable to unvested stock-based compensation awards	(2,466)	(2,465)

Net income available to common shareholders	$275,744	218,830

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	160,220	133,542
Less: Unvested stock-based compensation awards	(1,486)	(1,493)

Weighted-average shares outstanding	158,734	132,049

Basic earnings per common share	$1.74	1.66

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended March 31
	2016	2015
	(in thousands, except per share)

Net income available to common equity	$278,210	221,295
Less: Income attributable to unvested stock-based compensation awards	(2,462)	(2,458)

Net income available to common shareholders	$275,748	218,837

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	160,220	133,542
Less: Unvested stock-based compensation awards	(1,486)	(1,493)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	447	720

Adjusted weighted-average shares outstanding	159,181	132,769

Diluted earnings per common share	$1.73	1.65

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 2.8 million and 2.7 million common shares during the three-month periods ended March 31, 2016 and 2015, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance - January 1, 2016	$16,359	62,849	(489,660)	(4,093)	$(414,545)		162,918	$(251,627)

Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(370)	159,660	—	—	159,290		(62,680)	96,610
Foreign currency translation adjustment	—	—	—	(83)	(83)		30	(53)

Total other comprehensive income (loss) before reclassifications	(370)	159,660	—	(83)	159,207		(62,650)	96,557

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	—	968	—	—	968	(b)	(381)	587
Gains realized in net income	—	(4)	—	—	(4	)(c)	1	(3)
Accretion of net gain on terminated cash flow hedges	—	—	—	(39)	(39	)(d)	15	(24)
Amortization of prior service credit	—	—	(1,175)	—	(1,175	)(e)	462	(713)
Amortization of actuarial losses	—	—	8,300	—	8,300	(e)	(3,266)	5,034

Total reclassifications	—	964	7,125	(39)	8,050		(3,169)	4,881

Total gain (loss) during the period	(370)	160,624	7,125	(122)	167,257		(65,819)	101,438

Balance - March 31, 2016	$15,989	223,473	(482,535)	(4,215)	$(247,288)		97,099	$(150,189)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

	Investment Securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance - January 1, 2015	$7,438	201,828	(503,027)	(4,082)	$(297,843)		116,849	$(180,994)

Other comprehensive income before reclassifications:
Unrealized holding gains, net	8,011	32,063	—	—	40,074		(15,247)	24,827
Foreign currency translation adjustment	—	—	—	(3,732)	(3,732)		1,348	(2,384)
Gains on cash flow hedges	—	—	—	1,453	1,453		(568)	885

Total other comprehensive income(loss) before reclassifications	8,011	32,063	—	(2,279)	37,795		(14,467)	23,328

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Amortization of unrealized holding losses on HTM securities	—	739	—	—	739	(b)	(289)	450
Losses realized in net income	—	98	—	—	98	(c)	(36)	62
Accretion of net gain on terminated cash flow hedges	—	—	—	(24)	(24	)(d)	10	(14)
Amortization of prior service credit	—	—	(1,875)	—	(1,875	)(e)	934	(941)
Amortization of actuarial losses	—	—	11,200	—	11,200	(e)	(5,582)	5,618

Total reclassifications	—	837	9,325	(24)	10,138		(4,963)	5,175

Total gain (loss) during the period	8,011	32,900	9,325	(2,303)	47,933		(19,430)	28,503

Balance - March 31, 2015	$15,449	234,728	(493,702)	(6,385)	$(249,910)		97,419	$(152,491)

(a)	Other-than-temporary impairment
(b)	Included in interest income
(c)	Included in gain (loss) on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined benefit plans
	With OTTI	All other		Other	Total
	(in thousands)

Balance - December 31, 2015	$9,921	38,166	(296,979)	(2,735)	$(251,627)

Net gain (loss) during period	(224)	97,418	4,321	(77)	101,438

Balance - March 31, 2016	$9,697	135,584	(292,658)	(2,812)	$(150,189)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant as of March 31, 2016.

The net effect of interest rate swap agreements was to increase net interest income by $10 million and $11 million for the three-month periods ended March 31, 2016 and 2015, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
	Notional	Average	average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
March 31, 2016
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	1.4	4.42%	1.59%

December 31, 2015
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	1.7	4.42%	1.39%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $18.9 billion and $18.4 billion at March 31, 2016 and December 31, 2015, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $2.8 billion and $1.6 billion at March 31, 2016 and December 31, 2015, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$41,259	43,892	$—	—
Commitments to sell real estate loans (a)	412	1,844	3,243	656

	41,671	45,736	3,243	656

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	16,929	10,282	44	403
Commitments to sell real estate loans (a)	428	533	2,413	846
Trading:
Interest rate contracts (b)	329,739	203,517	278,981	153,723
Foreign exchange and other option and futures contracts (b)	17,807	8,569	16,888	7,022

	364,903	222,901	298,326	161,994

Total derivatives	$406,574	268,637	$301,569	162,650

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

	Amount of gain (loss) recognized
	Three months ended March 31, 2016		Three months ended March 31, 2015
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(2,633)	1,870	$(396)	161

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$974		$660
Foreign exchange and other option and futures contracts (b)	1,212		2,789

Total	$2,186		$3,449

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

The Company has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $22 million and $18 million at March 31, 2016 and December 31, 2015, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $98 million and $59 million at March 31, 2016 and December 31, 2015, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $95 million and $55 million at March 31, 2016 and December 31, 2015, respectively. The Company was required to post collateral relating to those positions of $84 million and $52 million, at March 31, 2016 and December 31, 2015, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2016 was $19 million, for which the Company had posted collateral of $13 million in the normal course of business. If the credit risk-related contingent features had been triggered on March 31, 2016, the maximum amount of additional collateral the Company would have been required to post with counterparties was $6 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $24 million and $23 million at March 31, 2016 and December 31, 2015, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $21 million and $19 million at March 31, 2016 and December 31, 2015, respectively. Counterparties posted collateral relating to those positions of $21 million and $22 million at March 31, 2016 and December 31, 2015, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral for contracts in a net liability position. The net fair values of derivative financial instruments cleared through clearinghouses at March 31, 2016 was a net liability position of $156 million and at December 31, 2015 was a net liability position of $50 million. Collateral posted with clearinghouses was $204 million and $99 million at March 31, 2016 and December 31, 2015, respectively.

11.	Variable interest entities and asset securitizations

In accordance with GAAP, at December 31, 2015 the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company had included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. In the first quarter of 2016, the securitization trust was terminated as the Company exercised its right to purchase the underlying mortgage loans pursuant to the clean-up call provisions of the trust. At December 31, 2015, the carrying value of the loans in the securitization trust was $81 million. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to the Company at December 31, 2015 was $13 million.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2016 and December 31, 2015, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $24 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.	Variable interest entities and asset securitizations, continued

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.1 billion at each of March 31, 2016 and December 31, 2015. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $290 million, including $80 million of unfunded commitments, at March 31, 2016 and $295 million, including $78 million of unfunded commitments, at December 31, 2015. Contingent commitments to provide additional capital contributions to these partnerships were not material at March 31, 2016. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $11 million and $10 million of its investments in qualified affordable housing projects to income tax expense during the three-month periods ended March 31, 2016 and 2015, respectively, and recognized $14 million of tax credits and other tax benefits during each of those respective periods.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its management fees. Such waivers were not material during the three months ended March 31, 2016 and 2015.

12.	Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2016.

Pursuant to GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists in GAAP for fair value measurements based upon the inputs to the valuation of an asset or liability.

•	Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

•	Level 3 – Valuation is derived from model-based and other techniques in which at least one significant input is unobservable and which may be based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at March 31, 2016 and December 31, 2015. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR ranging from 4% to 10%, with a weighted-average of 8%, was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At March 31, 2016, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $28 million and $45 million, respectively, and at December 31, 2015 were $28 million and $47 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2016 and December 31, 2015 measured at estimated fair value on a recurring basis:

	Fair value measurements at March 31, 2016	Level 1(a)	Level 2(a)	Level 3
	(in thousands)

Trading account assets	$467,987	69,689	398,298	—
Investment securities available for sale:
U.S. Treasury and federal agencies	202,192	—	202,192	—
Obligations of states and political subdivisions	5,448	—	5,448	—
Mortgage-backed securities:
Government issued or guaranteed	11,750,062	—	11,750,062	—
Privately issued	65	—	—	65
Collateralized debt obligations	45,040	—	—	45,040
Other debt securities	112,708	—	112,708	—
Equity securities	85,132	67,150	17,982	—

	12,200,647	67,150	12,088,392	45,105

Real estate loans held for sale	396,764	—	396,764	—
Other assets (b)	59,028	—	42,099	16,929

Total assets	$13,124,426	136,839	12,925,553	62,034

Trading account liabilities	$295,869	—	295,869	—
Other liabilities (b)	5,700	—	5,656	44

Total liabilities	$301,569	—	301,525	44

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value measurements at December 31, 2015	Level 1(a)	Level 2(a)	Level 3
	(in thousands)

Trading account assets	$273,783	56,763	217,020	—
Investment securities available for sale:
U.S. Treasury and federal agencies	299,997	—	299,997	—
Obligations of states and political subdivisions	6,028	—	6,028	—
Mortgage-backed securities:
Government issued or guaranteed	11,686,628	—	11,686,628	—
Privately issued	74	—	—	74
Collateralized debt obligations	47,393	—	—	47,393
Other debt securities	118,880	—	118,880	—
Equity securities	83,671	65,178	18,493	—

	12,242,671	65,178	12,130,026	47,467

Real estate loans held for sale	392,036	—	392,036	—
Other assets (b)	56,551	—	46,269	10,282

Total assets	$12,965,041	121,941	12,785,351	57,749

Trading account liabilities	$160,745	—	160,745	—
Other liabilities (b)	1,905	—	1,502	403

Total liabilities	$162,650	—	162,247	403

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016 and the year ended December 31, 2015.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2016 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2016	$74	$47,393		$9,879

Total gains (losses) realized/unrealized:
Included in earnings	—	—		23,898	(b)
Included in other comprehensive income	—	(2,148	)(c)	—
Settlements	(9)	(205)		—
Transfers in and/or out of Level 3 (a)	—	—		(16,892	)(d)

Balance – March 31, 2016	$65	$45,040		$16,885

Changes in unrealized gains included in earnings related to assets still held at March 31, 2016	$—	$—		$14,539	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2015 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2015	$103	$50,316		$17,347

Total gains (losses) realized/unrealized:
Included in earnings	—	—		29,770	(b)
Included in other comprehensive income	—	(2,004	)(c)	—
Settlements	(8)	(1,034)		—
Transfers in and/or out of Level 3 (a)	—	—		(20,887	)(d)

Balance – March 31, 2015	$95	$47,278		$26,230

Changes in unrealized gains included in earnings related to assets still held at March 31, 2015	$—	$—		$22,636	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Reported as net unrealized losses on investment securities in the consolidated statement of comprehensive income.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 90% at March 31, 2016. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related non-recurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $226 million at March 31, 2016 ($127 million and $99 million of which were classified as Level 2 and Level 3, respectively), $210 million at December 31, 2015 ($106 million and $104 million of which were classified as Level 2 and Level 3, respectively) and $101 million at March 31, 2015 ($67 million and $34 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2016 and 2015 were decreases of $27 million and $8 million for the three-month periods ended March 31, 2016 and 2015, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $62 million and $11 million at March 31, 2016 and March 31, 2015, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2016 and 2015.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at March 31, 2016 and December 31, 2015:

	Fair value at March 31, 2016	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$65	Two independent pricing quotes	—	—

Collateralized debt obligations	45,040	Discounted cash flow	Probability of default	10%-56% (31%)
			Loss severity	100%

Net other assets (liabilities) (a)	16,885	Discounted cash flow	Commitment expirations	0%-66% (31%)

	Fair value at December 31, 2015	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$74	Two independent pricing quotes	—	—

Collateralized debt obligations	47,393	Discounted cash flow	Probability of default	10%-56% (31%)
			Loss severity	100%

Net other assets (liabilities) (a)	9,879	Discounted cash flow	Commitment expirations	0%-60% (39%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2016
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$1,178,175	$1,178,175	$1,112,933	$65,242	$—
Interest-bearing deposits at banks	9,545,181	9,545,181	—	9,545,181	—
Trading account assets	467,987	467,987	69,689	398,298	—
Investment securities	15,467,320	15,506,052	67,150	15,256,530	182,372
Loans and leases:
Commercial loans and leases	21,226,577	20,875,827	—	—	20,875,827
Commercial real estate loans	29,713,293	29,569,740	—	127,736	29,442,004
Residential real estate loans	25,299,638	25,386,240	—	4,590,667	20,795,573
Consumer loans	11,632,958	11,553,135	—	—	11,553,135
Allowance for credit losses	(962,752)	—	—	—	—

Loans and leases, net	86,909,714	87,384,942	—	4,718,403	82,666,539
Accrued interest receivable	318,486	318,486	—	318,486	—

Financial liabilities:
Noninterest-bearing deposits	$(29,709,218)	$(29,709,218)	—	$(29,709,218)	—
Savings and interest-checking deposits	(51,497,240)	(51,497,240)	—	(51,497,240)	—
Time deposits	(12,841,331)	(12,879,619)	—	(12,879,619)	—
Deposits at Cayman Islands office	(166,787)	(166,787)	—	(166,787)	—
Short-term borrowings	(1,766,826)	(1,766,826)	—	(1,766,826)	—
Long-term borrowings	(10,341,035)	(10,338,217)	—	(10,338,217)	—
Accrued interest payable	(80,605)	(80,605)	—	(80,605)	—
Trading account liabilities	(295,869)	(295,869)	—	(295,869)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$16,885	$16,885	—	$—	$16,885
Commitments to sell real estate loans	(4,816)	(4,816)	—	(4,816)	—
Other credit-related commitments	(118,521)	(118,521)	—	—	(118,521)
Interest rate swap agreements used for interest rate risk management	41,259	41,259	—	41,259	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	December 31, 2015
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$1,368,040	$1,368,040	$1,276,678	$91,362	$—
Interest-bearing deposits at banks	7,594,350	7,594,350	—	7,594,350	—
Trading account assets	273,783	273,783	56,763	217,020	—
Investment securities	15,656,439	15,660,877	65,178	15,406,404	189,295
Loans and leases:
Commercial loans and leases	20,422,338	20,146,201	—	—	20,146,201
Commercial real estate loans	29,197,311	29,044,244	—	38,774	29,005,470
Residential real estate loans	26,270,103	26,267,771	—	4,727,816	21,539,955
Consumer loans	11,599,747	11,550,270	—	—	11,550,270
Allowance for credit losses	(955,992)	—	—	—	—

Loans and leases, net	86,533,507	87,008,486	—	4,766,590	82,241,896
Accrued interest receivable	306,496	306,496	—	306,496	—

Financial liabilities:
Noninterest-bearing deposits	$(29,110,635)	$(29,110,635)	—	$(29,110,635)	—
Savings and interest-checking deposits	(49,566,644)	(49,566,644)	—	(49,566,644)	—
Time deposits	(13,110,392)	(13,135,042)	—	(13,135,042)	—
Deposits at Cayman Islands office	(170,170)	(170,170)	—	(170,170)	—
Short-term borrowings	(2,132,182)	(2,132,182)	—	(2,132,182)	—
Long-term borrowings	(10,653,858)	(10,639,556)	—	(10,639,556)	—
Accrued interest payable	(85,145)	(85,145)	—	(85,145)	—
Trading account liabilities	(160,745)	(160,745)	—	(160,745)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$9,879	$9,879	—	$—	$9,879
Commitments to sell real estate loans	875	875	—	875	—
Other credit-related commitments	(122,334)	(122,334)	—	—	(122,334)
Interest rate swap agreements used for interest rate risk management	43,892	43,892	—	43,892	—

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

	March 31, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,604,610	5,631,680
Commercial real estate loans to be sold	184,198	57,597
Other commercial real estate	5,727,946	5,949,933
Residential real estate loans to be sold	520,694	488,621
Other residential real estate	281,735	212,619
Commercial and other	12,077,612	11,802,850

Standby letters of credit	3,330,241	3,330,013

Commercial letters of credit	45,798	55,559

Financial guarantees and indemnification contracts	2,773,590	2,794,322

Commitments to sell real estate loans	958,337	782,885

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13.	Commitments and contingencies, continued

indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.6 billion and $2.5 billion at March 31, 2016 and December 31, 2015, respectively.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Subject to the outcome of the matter discussed in the following paragraph, at March 31, 2016, management believes that any further liability arising out of the Company’s obligation to loan purchasers is not material to the Company’s consolidated financial position.

The Company is the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to Freddie Mac and Fannie Mae. A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the Department of Justice (collectively, the “Government”) are investigating whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company is fully cooperating with the investigation. The Government has advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans do not meet underwriting guidelines. The Company, based on its own review of the sample, does not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerns whether the mortgages sold to Freddie Mac and Fannie Mae comply with applicable underwriting guidelines. The Company is also cooperating with that portion of the investigation. The investigation could lead to claims by the Government under the False Claims Act and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Remedies in these proceedings or settlements may include restitution, fines, penalties, or alterations in the Company’s business practices. The Company and the Government continue settlement discussions regarding the investigation and although progress has been made, the parties have not yet reached a definitive agreement. Based upon the current status of these negotiations, management expects that this potential settlement should not have a material impact on the Company’s consolidated financial condition or results of operations in future periods.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements in the 2015 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Effective July 1, 2015, the Company changed its internal profitability reporting to move a builder and developer lending unit from the Residential Mortgage Banking segment to the Commercial Real Estate segment. Accordingly, financial information presented herein for the three-month period ended March 31, 2015 has been reclassified to conform to the current presentation. As a result, total revenues and net income decreased in the Residential Mortgage Banking segment and increased in the Commercial Real Estate segment by $6 million and $3 million, respectively, for the three-month period ended March 31, 2015 from that which was previously reported.

As also described in note 22 in the 2015 Annual Report, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company’s reportable segments, but are included in the “All Other” category. The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

Information about the Company’s segments is presented in the following table:

	Three months ended March 31
	2016			2015
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$113,689	991	25,448	$108,560	1,045	24,811
Commercial Banking	253,617	1,056	101,327	246,581	1,085	96,423
Commercial Real Estate	177,380	387	80,529	169,021	82	82,591
Discretionary Portfolio	86,835	(14,323)	39,988	15,474	(5,443)	5,954
Residential Mortgage Banking	96,935	19,660	17,077	105,757	11,387	29,460
Retail Banking	339,046	3,014	63,288	300,391	3,137	68,888
All Other	225,395	(10,785)	(29,129)	154,007	(11,293)	(66,514)

Total	$1,292,897	—	298,528	$1,099,791	—	241,613

	Average total assets
	Three months ended March 31			Year ended December 31
	2016	2015		2015
	(in millions)
Business Banking	$5,424	5,300		5,339
Commercial Banking	24,838	23,683		24,143
Commercial Real Estate	19,839	18,334	(b)	18,827
Discretionary Portfolio	42,509	22,714		26,648
Residential Mortgage Banking	2,647	3,197	(b)	2,918
Retail Banking	11,568	10,788		11,035
All Other	16,427	11,876		12,870

Total	$123,252	95,892		101,780

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

(e.g. deposits). The taxable-equivalent adjustment aggregated $6,332,000 and $5,838,000 for the three-month periods ended March 31, 2016 and 2015, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
(b)	Average assets of the Commercial Real Estate and Residential Mortgage Banking segments for the three-month period ended March 31, 2015 differ by approximately $315 million from the previously reported balances reflecting the noted change in the Company’s internal profitability reporting to move a builder and developer lending unit from the Residential Mortgage Banking segment to the Commercial Real Estate segment.

15.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $20 million at March 31, 2016.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $4.0 billion and $4.1 billion at March 31, 2016 and December 31, 2015, respectively. Revenues from those servicing rights were $5 million and $6 million during the three-month periods ended March 31, 2016 and 2015, respectively. The Company sub-services residential real estate loans for Bayview Financial having outstanding principal balances totaling $36.3 billion and $37.7 billion at March 31, 2016 and December 31, 2015, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $23 million and $35 million for the three-month periods ended March 31, 2016 and 2015, respectively. In addition, the Company held $175 million and $181 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2016 and December 31, 2015, respectively, that were securitized by Bayview Financial.

16.	Sale of trust accounts

In April 2015, the Company sold the trade processing business within the retirement services division of its Institutional Client Services business. That sale resulted in an after-tax gain of $23 million ($45 million pre-tax) that reflected the allocation of approximately $11 million of previously recorded goodwill to the divested business. Revenues of the sold business had been included in “trust income” and were $9 million during the three months ended March 31, 2015. After considering related expenses, net income attributable to the business that was sold was not material to the consolidated results of operations of the Company during the first quarter of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the first quarter of 2016 was $299 million or $1.73 of diluted earnings per common share, compared with $242 million or $1.65 of diluted earnings per common share in the initial 2015 quarter. During the fourth quarter of 2015, net income totaled $271 million or $1.65 of diluted earnings per common share. Basic earnings per common share were $1.74 in the recent quarter, compared with $1.66 and $1.65 in the first and fourth quarters of 2015, respectively. The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the initial 2016 quarter was .97%, compared with 1.02% in the year-earlier quarter and .93% in the fourth quarter of 2015. The annualized rate of return on average common shareholders’ equity was 7.44% in the first three months of 2016, compared with 7.99% and 7.22% in the first and fourth quarters of 2015, respectively.

On November 1, 2015, M&T completed its acquisition of Hudson City Bancorp, Inc. (“Hudson City”). Immediately following completion of the merger, Hudson City Savings Bank merged with and into M&T Bank, the principal bank subsidiary of M&T. Pursuant to the merger agreement, M&T paid cash consideration of $2.1 billion and issued 25,953,950 shares of M&T common stock in exchange for Hudson City shares outstanding at the time of acquisition. Assets acquired totaled approximately $36.7 billion, including $19.0 billion of loans and leases (including approximately $234 million of commercial real estate loans, $18.6 billion of residential real estate loans and $162 million of consumer loans). Liabilities assumed aggregated $31.5 billion, including $17.9 billion of deposits and $13.2 billion of borrowings. Immediately following the acquisition, the Company restructured its balance sheet by selling $5.8 billion of investment securities obtained in the acquisition and repaying $10.6 billion of borrowings assumed in the transaction. The common stock issued added $3.1 billion to M&T’s common shareholders’ equity. In connection with the acquisition, the Company recorded $1.1 billion of goodwill and $132 million of core deposit intangible asset.

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices. Those acquisition and integration-related expenses (herein referred to as merger-related expenses) totaled $23 million ($14 million after-tax effect) in the first quarter of 2016 ($.09 per diluted common share), compared with $97 million ($61 million after-tax effect) in the fourth quarter of 2015 ($.40 per diluted common share). There were no merger-related expenses in the first quarter of 2015. Reflected in merger-related expenses in the fourth quarter of 2015 was a provision for credit losses of $21 million. GAAP provides that an allowance for credit losses associated with probable incurred losses on loans acquired at a premium be recognized. Given the recognition of such losses above and beyond the impact of forecasted losses used in determining the fair value of acquired loans, the Company considers that provision to be a merger-related expense. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income aggregated $320 million in the initial quarter of 2016, compared with $246 million in the first quarter of 2015. Diluted net operating earnings per common share for the recent quarter were $1.87, compared with $1.68 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $338 million and $2.09, respectively, in the final 2015 quarter.

Net operating income in the first quarter of 2016 expressed as an annualized rate of return on average tangible assets was 1.09%, compared with 1.08% and 1.21% in the first and fourth quarters of 2015, respectively. Net operating income represented an annualized return on average tangible common equity of 11.62% in the recent quarter, compared with 11.90% in the year-earlier quarter and 13.26% in the fourth quarter of 2015.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $878 million in the first quarter of 2016, up 32% from $665 million in the year-earlier period. That growth resulted predominantly from the impact of higher average earning assets, which rose $26.0 billion, or 31%, to $111.2 billion in the recent quarter from $85.2 billion in the first quarter of 2015. The higher level of average earning assets in the initial 2016 quarter reflected a $21.0 billion increase in average loans and leases (due predominantly to the Hudson City acquisition, which added $18.1 billion to average loans), a $3.1 billion increase in average interest-bearing deposits at the Federal Reserve Bank of New York and a $2.0 billion rise in average balances of investment securities. As compared with 2015’s initial quarter, there was a one basis point (hundredth of one percent) widening of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, in the recent quarter to 3.18%. Taxable-equivalent net interest income in the recent quarter rose $65 million from the $813 million recorded in the fourth quarter of 2015, largely due to the full-quarter impact of the Hudson City transaction, and a 6 basis point widening of the net interest margin. Contributing to that widening was the full-quarter impact of the increase in interest rates initiated by the Federal Reserve in mid-December 2015.

Average loans and leases rose $21.0 billion or 32% to $87.6 billion in the initial 2016 quarter from $66.6 billion in the first quarter of 2015. Commercial loans and leases averaged $20.7 billion in the first quarter of 2016, up $1.3 billion or 6% from $19.5 billion in the first quarter of 2015. Average commercial real estate loans increased 7% or $1.8 billion to $29.4 billion in the recent quarter from $27.6 billion in the initial 2015 quarter. Reflecting average balances of $17.7 billion of loans obtained in the Hudson City acquisition, average residential real estate loans increased to $25.9 billion in the initial quarter of 2016 from $8.6 billion in the first quarter of 2015. Included in those amounts were residential real estate loans held for sale, which averaged $323 million in the recent quarter and $387 million in the year-earlier quarter. Average consumer loans totaled $11.6 billion in the first quarter of 2016, up $620 million or 6% from $11.0 billion in the year-earlier quarter predominantly due to growth in average automobile loan balances.

Average loan balances in the first quarter of 2016 increased $6.5 billion from $81.1 billion in the fourth quarter of 2015. Average outstanding commercial loan and lease balances rose $497 million, or 2%, average balances of commercial real estate loans increased $452 million, or 2%, average residential real estate loan balances were up $5.5 billion, or 27%, and average outstanding consumer loans increased $35 million from the final 2015 quarter. The growth in the residential real estate loan category resulted from the full-quarter impact of loans obtained in the acquisition of Hudson City. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase (decrease) from
	1st Qtr. 2016	1st Qtr. 2015	4th Qtr. 2015
Commercial, financial, etc.	$20,717	6%	2%
Real estate - commercial	29,426	7	2
Real estate - consumer	25,859	202	27
Consumer
Automobile	2,573	27	5
Home equity lines and loans	5,903	(1)	—
Other	3,106	5	(2)

Total consumer	11,582	6	—

Total	$87,584	32%	8%

The investment securities portfolio averaged $15.3 billion in the recent quarter, up $2.0 billion or 15% from $13.4 billion in the initial quarter of 2015. Investment securities averaged $15.8 billion in the fourth quarter of 2015. The increase from the year-earlier quarter reflects mortgage-backed securities retained from the acquisition of Hudson City and the net effect of purchases, partially offset by maturities and paydowns of mortgage-backed securities. The Company purchased approximately $3.5 billion of Fannie Mae and Ginnie Mae securities that were added to the investment securities portfolio during 2015, and another $305 million of Fannie Mae and Ginnie Mae securities that were purchased during the first quarter of 2016. Those purchases reflect increased holdings of investment securities to satisfy the requirements of the U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirements (“LCR”) that became effective in January 2016.

The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company also considers its liquidity position and overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The Hudson City acquisition added approximately $7.9 billion to the investment securities portfolio on the November 1, 2015 acquisition date. As noted earlier, immediately following the acquisition of Hudson City, the Company restructured its balance sheet by selling $5.8 billion of those securities.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the first quarters of 2016 and 2015 or in the final 2015 quarter. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold. Those other earning assets in the aggregate averaged $8.3 billion in the recently completed quarter, compared with $5.2 billion and $6.7 billion in the first and fourth quarters of 2015, respectively. Interest-bearing deposits at banks averaged $8.2 billion, $5.1 billion and $6.6 billion during the three-month periods ended March 31, 2016, March 31, 2015 and December 31, 2015, respectively. The rise in average interest-bearing deposits at banks in the recent quarter as compared with the year-earlier quarter and the fourth quarter of 2015 was due, in part, to the Company’s decision to maintain higher balances at the Federal Reserve Bank of New York rather than reinvesting in other highly liquid assets due to the current interest rate environment. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets totaled $111.2 billion in the first quarter of 2016, compared with $85.2 billion in the year-earlier quarter and $103.6 billion in the fourth quarter of 2015.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $89.7 billion in the first quarter of 2016, compared with $70.1 billion in the year-earlier quarter and $83.3 billion in the fourth quarter of 2015. The Hudson City acquisition added approximately $17.0 billion of core deposits on November 1, 2015, including $9.7 billion of time deposits, $6.6 billion of savings deposits and $691 million of noninterest-bearing deposits. The higher average core deposits in the two most recent quarters were predominantly reflective of the impact of the merger with Hudson City. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase from
	1st Qtr. 2016	1st Qtr. 2015	4th Qtr. 2015
Interest-checking deposits	$1,333	21%	2%
Savings deposits	47,805	18	7
Time deposits	11,709	339	35
Noninterest-bearing deposits	28,870	12	2

Total	$89,717	28%	8%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $1.2 billion in the recent quarter, compared with $347 million and $948 million in the first and fourth quarters of 2015, respectively. The higher averages in the two most recent quarters as compared with the initial 2015 quarter were predominantly due to deposits obtained in the acquisition of Hudson City. Cayman Islands office deposits averaged $187 million, $224 million and $223 million for the three-month periods ended March 31, 2016, March 31, 2015 and December 31, 2015, respectively. Brokered time deposits averaged $59 million in each of the recent quarter and the fourth quarter of 2015. There were no brokered time deposits in the first quarter of 2015. The Company also had brokered interest-bearing transaction and brokered money-market deposit accounts, which in the aggregate averaged approximately $1.2 billion in each of the first quarter of 2016 and the fourth quarter of 2015, and $1.0 billion in the first quarter of 2015. The levels of brokered deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits are also reflective of customer demand. Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of less than one year. Average short-term borrowings totaled $2.1 billion in the first quarter of 2016, compared with $196 million in the year-earlier quarter and $1.6 billion in the final quarter of 2015. The higher level of such borrowings in the two most recent quarters was predominantly due to short-term borrowings from the Federal Home Loan Bank of New York assumed in the Hudson City acquisition. Those short-term fixed-rate borrowings have various maturity dates throughout 2016. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $137 million and $147 million in the first quarters of 2016 and 2015, respectively, and $131 million in the final quarter of 2015.

Long-term borrowings averaged $10.5 billion in the recent quarter, compared with $9.8 billion in the year-earlier quarter and $10.7 billion in the fourth quarter of 2015. M&T Bank has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Average balances of notes outstanding under that program were $5.4 billion, $4.9 billion and $5.5 billion during the three-month periods ended March 31, 2016, March 31, 2015 and December 31, 2015, respectively. The proceeds of the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high-quality liquid assets that meet the requirements of the LCR. Also included in average long-term borrowings were amounts borrowed from various Federal Home Loan Banks of $1.2 billion in each of the initial quarters of 2016 and 2015 and in the fourth quarter of 2015. Subordinated capital notes included in long-term borrowings averaged $1.5 billion during each of the three-month periods ended March 31, 2016, March 31, 2015 and December 31, 2015. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $514 million during the two most recent quarters and $835 million in the first quarter of 2015. In accordance with its 2015 capital plan, on April 15, 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Those borrowings had a weighted-average interest rate of 8.24%. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.9 billion during the two most recent quarters and $1.4 billion in the first quarter of 2015. The increase from the first quarter of 2015 reflects agreements to repurchase securities assumed in connection with the Hudson City acquisition. The repurchase agreements held at March 31, 2016 have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of March 31, 2016, interest rate swap agreements were used to hedge approximately $1.4 billion of outstanding fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.01% in the recent quarter and 2.97% in the first quarter of 2015. The yield on earning assets during each of the initial quarters of 2016 and 2015 was 3.54%, while the rate paid on interest-bearing liabilities decreased 4 basis points to .53% in the recent quarter from .57% in the year-earlier period. In the fourth quarter of 2015, the net interest spread was 2.94%, the yield on earning assets was 3.48% and the rate paid on interest-bearing liabilities was ..54%. The widening of the net interest spread in the recent quarter as compared with the first quarter of 2015 reflects a higher proportion of deposits and short-term borrowings as components of interest-bearing liabilities and lower rates paid on long-term borrowings. The 7 basis point improvement in the net interest spread as compared with the final 2015 quarter was largely due to the full-quarter effect of the increase in short-term interest rates initiated by the Federal Reserve in mid-December 2015 that contributed to higher yields on loans and leases.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $35.1 billion in the first quarter of 2016, compared with $29.3 billion and $34.0 billion in the first and fourth quarters of 2015, respectively. The increases in average net interest-free funds in the two most recent quarters as compared with the first quarter of 2015 reflect higher average balances of noninterest-bearing deposits and shareholders’ equity. Those deposits averaged $28.9 billion in the recent quarter, compared with $25.8 billion and $28.4 billion in the first and fourth quarters of 2015, respectively. In connection with the acquisition of Hudson City, the Company added noninterest-bearing deposits of $691 million at the acquisition date. In addition to the impact of the merger, growth in noninterest-bearing deposits since the first quarter of 2015 was due, in part, to higher deposits of commercial and trust customers. The rise in average shareholders’ equity included $3.1 billion of common equity issued in connection with the acquisition of Hudson City as well as net retained earnings. Goodwill and core deposit and other intangible assets averaged $4.7 billion in the recent quarter, compared with $3.6 billion in the first quarter of 2015 and $4.3 billion in the fourth quarter of 2015. Goodwill of $1.1 billion and core deposit intangible of $132 million resulted from the Hudson City acquisition. The cash surrender value of bank owned life insurance averaged $1.7 billion in each of the three-month periods ended March 31, 2016, March 31, 2015 and December 31, 2015. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .17% in the first quarter of 2016, compared with .20% in the first quarter of 2015 and .18% in the fourth quarter of 2015.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.18% in the first quarter of 2016, compared with 3.17% in the first quarter of 2015 and 3.12% in the fourth quarter of 2015. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of March 31, 2016, March 31, 2015 and December 31, 2015. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those interest rate swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized during the quarters ended March 31, 2016, March 31, 2015 and December 31, 2015 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $41 million at March 31, 2016, $73 million at March 31, 2015 and $44 million at December 31, 2015. The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of March 31, 2016 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $21 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.59%, respectively, at March 31, 2016. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended March 31
	2016		2015
	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(10,333)	(.05)	(11,277)	(.08)

Net interest income/margin	$10,333	.04%	$11,277	.06%

Average notional amount	$1,400,000		$1,400,000

Rate received (b)		4.42%		4.42%
Rate paid (b)		1.45%		1.20%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Company has, from time to time, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. However, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Company’s junior subordinated debentures associated with trust preferred securities have been phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such securities were excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% were excluded. The amounts excluded from Tier 1 capital are includable in total capital. In accordance with its 2015 capital plan, in April 2015 M&T redeemed the junior subordinated debentures associated with the trust preferred securities of M&T Capital Trusts I, II and III.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings were $157 million at March 31, 2016, $155 million at March 31, 2015 and $99 million at December 31, 2015. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $167 million, $179 million and $170 million at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. The Company has also benefited from the placement of brokered deposits. The Company has brokered interest-bearing transaction and brokered money-market deposit accounts which aggregated approximately $1.1 billion at each of March 31, 2016 and March 31, 2015, compared with $1.2 billion at December 31, 2015. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $37 million and $11 million at March 31, 2016 and 2015, respectively, while less than $1 million were held at December 31, 2015. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion at each of March 31, 2016 and December 31, 2015, compared with $1.9 billion at March 31, 2015. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at March 31, 2016 approximately $1.3 billion was available for payment of dividends to M&T from banking subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 5 of Notes to Financial Statements.

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

The accompanying table as of March 31, 2016 and December 31, 2015 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	March 31, 2016	December 31, 2015
+200 basis points	$280,537	$243,958
+100 basis points	163,692	145,169
-50 basis points	(115,291)	(99,603)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual increases in interest rates during a twelve-month period of 100 and 200 basis points, as compared with the assumed base scenario, as well as a gradual decrease of 50 basis points. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain positive at all points on the yield curve. In 2016, the Company suspended the -100 basis point scenario due to the persistent low level of interest rates. This scenario will be reinstated if and when interest rates rise sufficiently to make the analysis more meaningful. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

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

The notional amounts of interest rate contracts entered into for trading account purposes aggregated $18.9 billion at March 31, 2016, $17.1 billion at March 31, 2015 and $18.4 billion at December 31, 2015. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes totaled $2.8 billion at March 31, 2016, compared with $1.4 billion and $1.6 billion at March 31 and December 31, 2015, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $468 million and $296 million, respectively, at March 31, 2016, $363 million and $240 million, respectively, at March 31, 2015, and $274 million and $161 million, respectively, at December 31, 2015. Included in trading account assets were assets related to deferred compensation plans totaling $22 million at March 31, 2016, compared with $25 million at March 31, 2015 and $24 million at December 31, 2015. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at March 31, 2016 were $26 million of liabilities related to deferred compensation plans, compared with $29 million and $28 million at March 31 and December 31, 2015, respectively. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $48 million, $24 million, and $33 million at March 31, 2016, March 31, 2015 and December 31, 2015, respectively.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses in the first quarter of 2016 was $49 million, compared with $38 million in the year-earlier quarter and $58 million in the fourth quarter of 2015. A $21 million provision for credit losses was recorded in the fourth quarter of 2015, in accordance with GAAP, related to loans obtained in the Hudson City acquisition that had a fair value in excess of outstanding principal. GAAP provides that an allowance for credit losses on such loans be recorded beyond the recognition of the fair value of the loans at the acquisition date. Net loan charge-offs were $42 million in the recent quarter, compared with $36 million in each of the first and fourth quarters of 2015. Net charge-offs as an annualized percentage of average loans and leases were .19% in the initial 2016 quarter, compared with .22% in the year-earlier quarter and .18% in the final 2015 quarter. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

In thousands

	First Quarter 2016	First Quarter 2015	Fourth Quarter 2015
Commercial, financial, leasing, etc.	$902	8,411	(3,358)
Real estate:
Commercial	(1,141)	6,094	(1,743)
Residential	5,085	2,129	2,462
Consumer	37,394	19,555	38,445

	$42,240	36,189	35,806

Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended March 31, 2016, March 31, 2015 and December 31, 2015, respectively, of: automobile loans of $11 million, $4 million and $3 million; recreational vehicle loans of $12 million, $3 million and $3 million; and home equity loans and lines of credit of $5 million, $6 million and $3 million. During the first quarter of 2016, the Company charged off consumer loans associated with customers who were either deceased or had filed for bankruptcy that, in accordance with GAAP, had previously been considered when determining the level of the allowance for credit losses. Such charge-offs totaled $14 million in the recent quarter and included $11 million of loan balances with a current payment status. Net charge-offs of consumer loans in the fourth quarter of 2015 included a $20 million charge-off of a single personal usage loan obtained in a previous acquisition.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of acquired loans requires estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of the loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $2.3 billion, $2.4 billion and $2.5 billion at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. The decrease in the recent quarter as compared with December 31, 2015 was largely attributable to payments received. The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of March 31, 2016 and December 31, 2015 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	March 31, 2016	December 31, 2015
	(in thousands)

Commercial, financial, leasing, etc.	$6,565	10,806
Commercial real estate	49,640	48,173
Residential real estate	91,093	113,478
Consumer	15,207	17,952

Total	$162,505	190,409

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired at a premium was $17.0 billion and $17.8 billion at March 31, 2016 and December 31, 2015, respectively. As noted previously, a $21 million provision for credit losses was recorded in the fourth quarter of 2015 for incurred losses inherent in those loans. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount. Despite the fact that the determination of aggregate fair value reflects the impact of expected credit losses, GAAP provides that incurred losses in a portfolio of loans acquired at a premium be recognized even though in a relatively homogenous portfolio of residential mortgage loans the specific loans to which the losses relate cannot be individually identified at the acquisition date.

Nonaccrual loans totaled $877 million or 1.00% of total loans and leases outstanding at March 31, 2016, compared with $791 million or 1.18% a year earlier and $799 million or .91% at December 31, 2015. The increase in nonaccrual loans at the most recent quarter-end as compared with March 31, and December 31, 2015 reflects the normal migration of previously performing loans obtained in the acquisition of Hudson City that became over 90 days past due during the recent quarter and, as such, were not identifiable as purchased impaired as of the acquisition date.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) totaled $336 million or .38% of total loans and leases at March 31, 2016, compared with $237 million or .35% at March 31, 2015 and $317 million or .36% at December 31, 2015. Those loans included loans guaranteed by government-related entities of $279 million, $194 million and $276 million at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. Such guaranteed loans obtained in the acquisition of Hudson City totaled $44 million at each of March 31, 2016 and December 31, 2015. Guaranteed loans also included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $226 million, $178 million and $221 million at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $716 million at March 31, 2016, or approximately .8% of total loans. Of that amount, $624 million is related to the Hudson City acquisition. Purchased impaired loans totaled $184 million and $768 million at March 31 and December 31, 2015, respectively.

Accruing loans acquired at a discount past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $62 million at March 31, 2016, compared with $80 million at March 31, 2015 and $68 million at December 31, 2015.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $155 million, $153 million and $147 million at March 31, 2016, March 31, 2015 and December 31, 2015, respectively.

Nonaccrual commercial loans and leases aggregated $280 million at March 31, 2016, $195 million at March 31, 2015 and $242 million at December 31, 2015. The largest commercial loans placed in nonaccrual status since March 31, 2015 were a $24 million relationship with a commercial maintenance services provider with operations in New Jersey and Pennsylvania that was placed in nonaccrual status in the third quarter of 2015 and a $40 million relationship with a multi-regional manufacturer of refractory brick and other cast-able products placed in nonaccrual status in the first quarter of 2016. Commercial real estate loans classified as nonaccrual totaled $224 million at March 31, 2016 and December 31, 2015, and $232 million at March 31, 2015. Nonaccrual commercial real estate loans included construction-related loans of $53 million, $90 million and $45 million at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. Those nonaccrual construction loans included loans to residential builders and developers of $32 million and $65 million at March 31, 2016 and 2015, respectively, and $28 million at December 31, 2015. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended March 31, 2016 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	March 31, 2016			Quarter ended March 31, 2016
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances (b)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)

New York	$823,828	$2,868	.35%	$71	.01%
Pennsylvania	136,965	26,898	19.64	(18)	(.01)
Mid-Atlantic(a)	428,913	3,740	.87	(952)	(.22)
Other	450,849	1,277	.28	—	—

Total	$1,840,555	$34,783	1.89%	$(899)	(.05)%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes approximately $18 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Residential real estate loans in nonaccrual status at March 31, 2016 were $263 million, compared with $246 million at March 31, 2015 and $215 million at December 31, 2015. The increase in residential real estate loans classified as nonaccrual at March 31, 2016 as compared with December 31, 2015 reflects the normal migration of $80 million of previously performing loans obtained with the acquisition of Hudson City that became more than 90 days delinquent during the recent quarter. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making current loan payments at the time and the loans were not recorded at a discount. The decrease in residential real estate loans classified as nonaccrual from March 31, 2015 to December 31, 2015 reflects improved repayment performance by customers. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $76 million, $74 million and $62 million at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Such loans in the Company’s portfolio prior to the Hudson City transaction were originated by the Company before 2008. Hudson City discontinued its limited documentation loan program in January 2014. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) totaled $279 million (including $44 million obtained in the acquisition of Hudson City) at March 31, 2016, compared with $197 million a year earlier and $284 million at December 31, 2015. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2016 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	March 31, 2016			Quarter ended March 31, 2016
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$6,623,498	$68,450	1.03%	$1,740	.10%
Pennsylvania	1,800,458	16,332	.91	736	.16
Maryland	1,309,386	13,567	1.04	483	.15
New Jersey	6,058,466	27,216	.45	454	.03
Other Mid-Atlantic(a)	1,127,285	12,800	1.14	217	.08
Other	4,242,521	47,061	1.11	452	.04

Total	$21,161,614	$185,426	.88%	$4,082	.08%

Residential construction loans:
New York	$6,019	$23	.38%	$—	—%
Pennsylvania	4,678	482	10.31	13	1.15
Maryland	4,269	—	—	—	—
New Jersey	890	—	—	—	—
Other Mid-Atlantic(a)	3,207	—	—	—	—
Other	11,414	521	4.56	19	.62

Total	$30,477	$1,026	3.37%	$32	.41%

Limited documentation first mortgages:
New York	$1,717,886	$23,091	1.34%	$574	.13%
Pennsylvania	86,663	4,858	5.61	25	.11
Maryland	48,923	2,755	5.63	164	1.34
New Jersey	1,612,316	13,541	.84	12	.01
Other Mid-Atlantic(a)	43,947	3,180	7.24	(84)	(.75)
Other	597,812	28,840	4.82	280	.19

Total	$4,107,547	$76,265	1.86%	$971	.09%

First lien home equity loans and lines of credit:
New York	$1,333,557	$17,149	1.29%	$365	.11%
Pennsylvania	864,700	9,746	1.13	270	.13
Maryland	702,543	6,675	.95	149	.08
New Jersey	41,188	234	.57	—	—
Other Mid-Atlantic(a)	211,391	498	.24	4	.01
Other	19,789	1,368	6.91	1	.02

Total	$3,173,168	$35,670	1.12%	$789	.10%

Junior lien home equity loans and lines of credit:
New York	$942,014	$26,558	2.82%	$2,021	.80%
Pennsylvania	382,366	3,464	.91	745	.72
Maryland	855,594	7,004	.82	1,120	.49
New Jersey	131,933	2,068	1.57	13	.04
Other Mid-Atlantic(a)	321,220	1,226	.38	75	.09
Other	41,868	2,281	5.45	(1)	(.01)

Total	$2,674,995	$42,601	1.59%	$3,973	.56%

Limited documentation junior lien:
New York	$841	$—	—%	$2	.73%
Pennsylvania	342	—	—	—	—
Maryland	1,604	72	4.50	—	—
New Jersey	389	—	—	—	—
Other Mid-Atlantic(a)	745	—	—	—	—
Other	5,171	379	7.32	60	4.61

Total	$9,092	$451	4.96%	$62	2.71%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Nonaccrual consumer loans aggregated $110 million at March 31, 2016, compared with $118 million at each of March 31, 2015 and December 31, 2015. Included in nonaccrual consumer loans at March 31, 2016, March 31, 2015 and December 31, 2015 were: automobile loans of $15 million, $14 million and $17 million, respectively; recreational vehicle loans of $16 million, $9 million and $9 million, respectively; and outstanding balances of home equity loans and lines of credit of $79 million, $88 million and $84 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended March 31, 2016 is presented in the accompanying table.

Real estate and other foreclosed assets totaled $188 million and $63 million at March 31, 2016 and March 31, 2015, respectively, and $195 million at December 31, 2015. The higher levels of real estate and other foreclosed assets at March 31, 2016 and December 31, 2015 reflect residential real estate properties associated with the Hudson City acquisition, which totaled $121 million and $126 million at those respective dates. Gains or losses resulting from the sales of real estate and other foreclosed assets were not material in the three-month periods ended March 31, 2016, March 31, 2015 or December 31, 2015. At March 31, 2016, the Company’s holding of residential real estate-related properties comprised approximately 90% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios as of the end of the periods indicated is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2016 First Quarter		2015 Quarters
		Fourth	Third	Second	First

Nonaccrual loans	$876,691	799,409	787,098	797,146	790,586
Real estate and other foreclosed assets	188,004	195,085	66,144	63,734	62,578

Total nonperforming assets	$1,064,695	994,494	853,242	860,880	853,164

Accruing loans past due 90 days or more(a)	$336,170	317,441	231,465	238,568	236,621

Government guaranteed loans included in totals above:
Nonaccrual loans	$49,688	47,052	48,955	58,259	60,508
Accruing loans past due 90 days or more	279,340	276,285	193,998	206,775	193,618

Renegotiated loans	$200,771	182,865	189,639	197,145	198,911

Accruing loans acquired at a discount past due 90 days or more(b)	$61,767	68,473	80,827	78,591	80,110

Purchased impaired loans(c):
Outstanding customer balance	$1,124,776	1,204,004	278,979	312,507	335,079
Carrying amount	715,874	768,329	149,421	169,240	184,018

Nonaccrual loans to total loans and leases, net of unearned discount	1.00%	.91%	1.15%	1.17%	1.18%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.21%	1.13%	1.24%	1.26%	1.27%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.38%	.36%	.34%	.35%	.35%

(a)	Excludes loans acquired at a discount. Predominantly residential mortgage loans.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2016 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the troubled state of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 55% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $2.3 billion at March 31, 2016, compared with $2.1 billion at December 31, 2015. The increase since December 31, 2015 included $74 million related to commercial real estate loans and $91 million related to commercial loans. Approximately 94% of loan balances added to the criticized category during the recent quarter were less than 90 days past due and 91% had a current payment status. The borrower industries most significantly impacting the higher level of criticized loans were investment real estate, services and manufacturing.

Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. At March 31, 2016, approximately 54% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 72% (or approximately 33% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At March 31, 2016, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $23 million, compared with $22 million at each of March 31, 2015 and December 31, 2015. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2016, approximately 86% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 21% were making contractually allowed payments that do not include repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 4 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan-by-loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 46% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained at a discount in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. For loans acquired at a discount, the impact of estimated future credit losses represents the predominant difference between contractually required payments and the cash flows expected to be collected. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at March 31, 2016 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $963 million, or 1.10% of total loans and leases at March 31, 2016, compared with $921 million or 1.37% at March 31, 2015 and $956 million or 1.09% at December 31, 2015. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio. The declines in the ratio of the allowance to total loans and leases at March 31, 2016 and December 31, 2015 from March 31, 2015 reflects the impact of loans (predominantly residential real estate loans) obtained in the acquisition of Hudson City. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at March 31, 2016 was 110%, compared with 117% a year earlier and 120% at December 31, 2015. Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $421 million in the first quarter of 2016, compared with $440 million in the year-earlier quarter and $448 million in the fourth quarter of 2015. The most significant factors contributing to the decline in other income from the first quarter of 2015 were a $20 million decrease in mortgage banking revenues and a $13 million decrease in trust income, partially offset by increases in bank-owned life insurance income and credit-related fees. As compared with the fourth quarter of 2015, the recent quarter decline in other income reflected lower loan syndication fees and declines in commercial mortgage banking revenues, service charges on deposit accounts and trust income.

Mortgage banking revenues totaled $82 million in the recent quarter, compared with $102 million in the initial quarter of 2015 and $88 million in the final 2015 quarter. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $60 million in each of the first quarter of 2016 and the final quarter of 2015, compared with $79 million in the first quarter of 2015. As compared with the first quarter of 2015, the recent quarter decline in residential mortgage banking revenues reflects a decline in revenues associated with servicing residential real estate loans for others and lower gains from origination activities, due largely to decreased volumes of loans originated for sale.

New commitments to originate residential real estate loans to be sold were approximately $659 million in 2016’s initial quarter, compared with $936 million in the year-earlier quarter and $667 million in the final quarter of 2015. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $14 million in each of the first quarter of 2016 and the final 2015 quarter, compared with gains of $21 million in the first quarter of 2015.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during each of the first quarter of 2016 and the first and final quarters of 2015 were reduced by $1 million related to the actual or anticipated settlement of repurchase obligations.

Loans held for sale that were secured by residential real estate totaled $269 million and $423 million at March 31, 2016 and 2015, respectively, and $353 million at December 31, 2015. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $646 million and $521 million, respectively, at March 31, 2016, compared with $859 million and $661 million, respectively, at March 31, 2015, and $687 million and $489 million, respectively, at December 31, 2015. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $17 million and $21 million at March 31, 2016 and March 31, 2015, respectively, and $16 million at December 31, 2015. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenue of $1 million in the most recent quarter and $2 million in the year-earlier quarter, compared with a net decrease in revenue of $3 million in the fourth quarter of 2015.

Revenues from servicing residential real estate loans for others were $45 million in the recent quarter, compared with $58 million and $46 million during the quarters ended March 31, 2015 and December 31, 2015, respectively. Residential real estate loans serviced for others totaled $60.0 billion at March 31, 2016, $65.0 billion at March 31, 2015 and $61.7 billion at December 31, 2015. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $36.3 billion, $40.4 billion and $37.8 billion at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. Revenues earned for sub-servicing loans were $23 million in the first quarter of 2016, $35 million in the year-earlier quarter and $25 million in the fourth quarter of 2015. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”).

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage loan servicing assets totaled $118 million at each of March 31, 2016 and December 31, 2015, compared with $111 million at March 31, 2015.

Commercial mortgage banking revenues were $22 million in the most recent quarter, compared with $23 million in the first quarter of 2015 and $27 million in the fourth quarter of 2015. Included in such amounts were revenues from loan origination and sales activities of $12 million in the first quarter of 2016, $13 million in the first quarter of 2015 and $15 million in the fourth quarter of 2015. Commercial real estate loans originated for sale to other investors totaled approximately $355 million in the first quarter of 2016, compared with $455 million and $464 million in the first and fourth quarters of 2015, respectively. Loan servicing revenues were $10 million in each of the first quarters of 2016 and 2015, compared with $12 million in the final quarter of 2015. Capitalized commercial mortgage servicing assets aggregated $84 million at each of March 31, 2016 and December 31, 2015, compared with $74 million at March 31, 2015. Commercial real estate loans serviced for other investors totaled $10.9 billion, $11.4 billion and $11.0 billion at March 31, 2016, March 31, 2015 and December 31, 2015, respectively, and included $2.6 billion, $2.4 billion and $2.5 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $312 million and $184 million, respectively, at March 31, 2016, $464 million and $347 million, respectively, at March 31, 2015 and $96 million and $58 million, respectively, at December 31, 2015. Commercial real estate loans held for sale at March 31, 2016, March 31, 2015 and December 31, 2015 were $128 million, $117 million, and $39 million, respectively.

Service charges on deposit accounts totaled $102 million in each of the first quarters of 2016 and 2015, compared with $106 million in the final 2015 quarter. The recent quarter’s decline as compared with the fourth quarter of 2015 was largely due to seasonally lower consumer deposit service charges, particularly overdraft fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income totaled $111 million in the first quarter of 2016, compared with $124 million in the first quarter of 2015 and $115 million in the fourth quarter of 2015. Revenues associated with the ICS business were approximately $52 million, $61 million and $54 million during the quarters ended March 31, 2016, March 31, 2015 and December 31, 2015, respectively. The ICS revenue decline in the two most recent quarters as compared with the first quarter of 2015 reflects the April 2015 divestiture of the trade processing business within the retirement services division of ICS. Revenues related to that business reflected in trust income (in the ICS business) during the first quarter of 2015 were approximately $9 million. After considering related expenses, including the portion of those revenues paid to sub-advisors, net income attributable to the sold business was not material to the consolidated results of operations of the Company in 2015’s initial quarter. Revenues attributable to WAS were approximately $51 million and $56 million for the three-month periods ended March 31, 2016 and 2015, respectively, and $52 million for the three-month period ended December 31, 2015. The decline in such recent quarter revenues as compared with the first and fourth quarters of 2015 was due largely to lower customer balances and market performance. Total trust assets, which include assets under management and assets under administration, aggregated $200.0 billion at March 31, 2016, compared with $293.4 billion and $199.2 billion at March 31, 2015 and December 31, 2015, respectively. The declines in trust assets at the two most recent quarter-ends as compared with March 31, 2015 were predominantly due to the customer account balances included in the April 2015 sale of the trade processing business. Trust assets under management were $66.2 billion, $69.4 billion and $66.7 billion at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. Additional trust income from investment management activities totaled $8 million in the recent quarter, $9 million in the fourth quarter of 2015 and $7 million in the first quarter of 2015. That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager. Assets managed by that affiliated manager were $6.7 billion at March 31, 2016, $9.4 billion at March 31, 2015 and $7.1 billion at December 31, 2015. The Company’s trust income from that affiliate was not material for any of the quarters then-ended. The Company’s proprietary mutual funds had assets of $11.4 billion, $12.8 billion and $12.2 billion at March 31, 2016, March 31, 2015 and December 31, 2015, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $16 million in each of the two most recent quarters, compared with $15 million in the first quarter of 2015. Gains from trading account and foreign exchange activity totaled $7 million during the first quarter of 2016, compared with $6 million in the first quarter of 2015 and $10 million in the final 2015 quarter. The recent quarter decline as compared with the immediately preceding quarter resulted from lower activity related to interest rate swap transactions executed on behalf of commercial customers. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Other revenues from operations totaled $102 million in the first quarter of 2016, compared with $91 million in the year-earlier quarter and $115 million in the fourth quarter of 2015. The increase in the recent quarter as compared with the year-earlier quarter reflects higher bank-owned life insurance income, credit-related fees and merchant discount and credit card fees. The recent quarter’s decline as compared with the final 2015 quarter was largely attributable to lower fees for providing loan syndication and corporate advisory services. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $28 million in the recent quarter, compared with $26 million in the first quarter of 2015 and $42 million in the fourth quarter of 2015. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $16 million during the recent quarter, compared with $11 million in the initial quarter of 2015 and $15 million in the final quarter of 2015. Revenues from merchant discount and credit card fees were $26 million in the quarter ended March 31, 2016, compared with $24 million and $28 million in the quarters ended March 31, 2015 and December 31, 2015, respectively. Insurance-related sales commissions and other revenues totaled $12 million in the initial quarter of 2016, compared with $11 million in the year-earlier quarter and $10 million in the fourth quarter of 2015. M&T’s share of the operating losses of BLG recognized using the equity method of accounting was $4 million in each of the first quarters of 2016 and 2015 and $3 million in the fourth quarter of 2015. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements. Other miscellaneous revenues and the changes in such revenues from period-to-period were not individually significant.

Other Expense

Other expense totaled $776 million in the first quarter of 2016, compared with $686 million in the year-earlier quarter and $786 million in the final quarter of 2015. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $12 million in the most recent quarter, compared with $7 million in the first quarter of 2015 and $10 million in the fourth quarter of 2015 and merger-related expenses of $23 million in the first quarter of 2016 and $76 million in the fourth quarter of 2015. There were no merger-related expenses during the first quarter of 2015. Exclusive of those nonoperating expenses, noninterest operating expenses totaled $741 million in the first quarter of 2016, compared with $680 million in the year-earlier quarter and $701 million in the fourth quarter of 2015. The most significant factors contributing to the increase in the recent quarter as compared with the year-earlier period were costs associated with the operations obtained in the Hudson City acquisition, higher costs for salaries and employee benefits, and increased Federal Deposit Insurance Corporation (“FDIC”) assessments. The rise in noninterest operating expenses from the fourth quarter of 2015 reflected the full-quarter impact of the Hudson City acquisition, along with seasonally higher stock-based compensation and employee benefits expenses offset, in part, by lower professional services costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $432 million in 2016’s initial quarter, compared with $390 million in the year-earlier quarter and $434 million in the fourth quarter of 2015. Merger-related salaries and employee benefits expenses were $51 million (consisting predominantly of severance) in the fourth quarter of 2015 and $5 million in the first quarter of 2016. As compared with the year-earlier period, the recent quarter reflects the impact of the additional employees associated with the Company’s expanded operations and the impact of annual merit increases for employees. Excluding merger-related expenses, the higher expense level in the recent quarter as compared with the final quarter of 2015 was largely attributable to seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2016 and 2015 included $16 million and $14 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $29 million and $28 million in the quarters ended March 31, 2016 and March 31, 2015, respectively, and $11 million in the quarter ended December 31, 2015. The number of full-time equivalent employees was 16,718 at March 31, 2016, compared with 15,263 and 16,979 at March 31, 2015 and December 31, 2015, respectively.

Excluding the nonoperating expenses described earlier from each quarter, nonpersonnel operating expenses were $314 million and $290 million in the quarters ended March 31, 2016 and March 31, 2015, respectively, and $317 million in the fourth quarter of 2015. The increase in such expenses in the recent quarter as compared with the year-earlier quarter reflected higher equipment and net occupancy expenses and increased FDIC assessments due largely to the impact of the acquisition of Hudson City. The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 57.0% in the first quarter of 2016, compared with 61.5% in the year-earlier period and 55.5% in the fourth quarter of 2015. The calculation of the efficiency ratio is presented in table 2.

Income Taxes

The provision for income taxes for the first quarter of 2016 was $169 million, compared with $134 million in the year-earlier quarter and $140 million in the fourth quarter of 2015. The effective tax rates were 36.2%, 35.6% and 34.1% for the quarters ended March 31, 2016, March 31, 2015 and December 31, 2015, respectively. During the fourth quarter of 2015, the provision for income taxes was reduced by $5 million to reflect technology research credits related to 2011 through 2014 that were accepted by the Internal Revenue Service in December 2015. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $16.4 billion at March 31, 2016, representing 13.12% of total assets, compared with $12.5 billion or 12.73% at March 31, 2015 and $16.2 billion or 13.17% at December 31, 2015.

Included in shareholders’ equity was preferred stock with a financial statement carrying value of $1.2 billion at each of March 31, 2016, March 31, 2015 and December 31, 2015. Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.

Common shareholders’ equity aggregated $15.1 billion, or $95.00 per share, at March 31, 2016, compared with $11.3 billion, or $84.95 per share, a year earlier and $14.9 billion, or $93.60 per share, at December 31, 2015. In conjunction with the acquisition of Hudson City, M&T issued 25,953,950 common shares, which added $3.1 billion to common shareholders’ equity on November 1, 2015. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $65.65 at March 31, 2016, $58.29 at March 31, 2015 and $64.28 at December 31, 2015. The Company’s ratio of tangible common equity to tangible assets was 8.71% at March 31, 2016, compared with 8.17% a year earlier and 8.69% at December 31, 2015. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $145 million, or $.91 per common share, at March 31, 2016, compared with net unrealized gains of $153 million, or $1.15 per common share, at March 31, 2015 and $48 million, or $.30 per common share, at December 31, 2015. The higher unrealized gains at the recent quarter-end as compared with December 31, 2015 resulted largely from a decline in yields on treasury securities with comparable duration to the majority of the Company’s government issued or guaranteed mortgage-backed securities portfolio. Information about unrealized gains and losses as of March 31, 2016 and December 31, 2015 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at March 31, 2016 were pre-tax effect unrealized losses of $34 million on available-for-sale investment securities with an amortized cost of $1.7 billion and pre-tax effect unrealized gains of $297 million on securities with an amortized cost of $10.2 billion. The pre-tax effect unrealized losses reflect $26 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $124 million and an estimated fair value of $98 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

As of March 31, 2016, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. It is likely that the Company will be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Dodd-Frank Act commonly referred to as the “Volcker Rule”. However, the amortized cost and fair value of those collateralized debt obligations were $24 million and $29 million, respectively, at March 31, 2016 and the Company does not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at March 31, 2016 and December 31, 2015, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $175 million and $181 million, respectively, and a fair value of $137 million and $142 million, respectively. At March 31, 2016, 89% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 28% being independently rated as investment grade. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 15% at March 31, 2016, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of March 31, 2016. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 33% and 88%, respectively. The Company has concluded that as of March 31, 2016, its privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $293 million, or $1.84 per common share, at March 31, 2016, $297 million, or $1.86 per common share, at December 31, 2015, and $301 million, or $2.26 per common share, at March 31, 2015.

On March 12, 2015, M&T announced that the Federal Reserve did not object to M&T’s proposed 2015 Capital Plan. Accordingly, M&T was allowed to maintain a quarterly common stock dividend of $.70 per share; continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2014, consistent with the contractual terms of those instruments; repurchase up to $200 million of common shares during the first half of 2016; and redeem or repurchase up to $310 million of trust preferred securities. Those latter securities were redeemed in April 2015. Common and preferred dividends are subject to approval by M&T’s Board of Directors in the ordinary course of business. As the Hudson City transaction occurred later than contemplated in that 2015 Capital Plan, common stock dividends paid in relation to the common stock issued as merger consideration were less than projected. With the concurrence of the Federal Reserve, the distribution of that capital, approximately $54 million, is being re-allocated into the common stock repurchase program for the second quarter of 2016.

The Company did not repurchase any shares of its common stock during 2015. However, M&T commenced a program to repurchase its common shares in accordance with its approved 2015 Capital Plan, and in the first quarter of 2016 repurchased 948,545 shares for $100 million. M&T’s Board of Directors has authorized the repurchase of up to $154 million of common stock in the second quarter of 2016.

Cash dividends declared on M&T’s common stock during the quarter ended March 31, 2016 totaled $112 million, compared with $94 million in each of the quarters ended March 31 and December 31, 2015, respectively, and represented a quarterly dividend payment of $.70 per common share in each of those quarters. Cash dividends declared on preferred stock aggregated $20 million in each of the first quarters of 2016 and 2015 and the fourth quarter of 2015.

M&T and its subsidiary banks are required to comply with applicable capital adequacy regulations established by the federal banking agencies. Pursuant to those regulations, the minimum capital ratios are as follows:

•	4.5% Common Equity Tier 1 (“CET1”) to risk-weighted assets (each as defined in the capital regulations);

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets (each as defined in the capital regulations);

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets (each as defined in the capital regulations); and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”), as defined in the regulation.

In addition, capital regulations provide for the phase-in of a “capital conservation buffer” composed entirely of CET1 on top of these minimum risk-weighted asset ratios. When fully phased-in on January 1, 2019 the capital conservation buffer will be 2.5%. For 2016, the phased-in transition portion of that buffer is .625%.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A. as of March 31, 2016 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2016

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.

Common equity Tier 1	11.06%	11.33%	73.17%
Tier 1 capital	12.35%	11.33%	73.17%
Total capital	14.84%	13.35%	73.84%
Tier 1 leverage	9.96%	9.15%	20.72%

The Company is also subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes regular examinations by a number of federal regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends.

For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2015 and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that Form 10-K under the heading “Regulatory Oversight.”

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

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements. Effective July 1, 2015, the Company changed its internal profitability reporting to move a builder and developer lending unit from the Residential Mortgage Banking segment to the Commercial Real Estate segment and, accordingly, the financial information for the Company’s reportable segments for the three-month period ended March 31, 2015 has been restated to reflect that change.

The Business Banking segment earned $25 million in each of the two most recent quarters and in the first quarter of 2015. As compared with the year-earlier quarter, a $4 million increase in net interest income and a $3 million decline in the provision for credit losses, due to lower net charge-offs, were offset by higher centrally-allocated costs largely associated with the acquired Hudson City operations. The higher net interest income resulted predominantly from an increase in average outstanding deposit balances of $1.1 billion. As compared with the immediately preceding quarter, a decrease in the provision for credit losses, largely due to lower net charge-offs, was offset by lower revenues from merchant discount and credit card fees and modestly higher centrally-allocated costs.

The Commercial Banking segment contributed net income of $101 million during the quarter ended March 31, 2016, compared with $96 million in the year-earlier quarter and $118 million in the fourth quarter of 2015. The recent quarter’s 5% improvement as compared with the first quarter of 2015 reflected an $8 million decline in the provision for credit losses, primarily due to lower net charge-offs, and a $7 million increase in net interest income. The higher net interest income resulted from increases in average outstanding loan balances of $1.1 billion and a widening of the net interest margin on deposits of 13 basis points, partially offset by a narrowing of the net interest margin on loans of 9 basis points. Those favorable factors were offset, in part, by an increase in centrally-allocated technology-related costs and other operating expenses. The recent quarter’s decline in net income as compared with 2015’s fourth quarter was largely due to lower credit-related and other fees of $13 million and a $10 million increase in the provision for credit losses, largely due to a $10 million partial recovery in the final 2015 quarter of a previously charged-off loan related to a relationship with a motor vehicle-related parts wholesaler.

The Commercial Real Estate segment contributed net income of $81 million in the first quarter of 2016, compared with $83 million in the year-earlier period and $90 million in the fourth quarter of 2015. The modest decline in net income as compared with the first quarter of 2015 reflects a $3 million increase in the provision for credit losses, due to lower recoveries of previously charged-off loans, and higher operating expenses that were largely offset by a $5 million increase in net interest income, reflecting increases in average outstanding loan and deposit balances of $1.5 billion and $371 million, respectively. The recent quarter decline in net income as compared with the final 2015 quarter was largely due to lower net interest income and trading account and foreign exchange gains of $2 million each, increases in personnel costs of $2 million and other higher operating expenses. The lower net interest income was predominantly due to a narrowing of the net interest margin on loans of 10 basis points, partially offset by an increase in average outstanding loan balances of $439 million and a widening of the net interest margin on deposits of 16 basis points.

The Discretionary Portfolio segment recorded net income of $40 million during the three-month period ended March 31, 2016, compared with $6 million in the year-earlier period and $31 million in the fourth quarter of 2015. The significant improvement as compared with the first quarter of 2015 was predominantly due to the impact of residential real estate loans obtained in the acquisition of Hudson City. A $5 million increase in bank owned life insurance revenues also contributed to that improvement. Those favorable factors were offset, in part, by a $3 million increase in the provision for credit losses and higher loan and other real estate-related servicing costs. The recent quarter’s favorable performance as compared with the immediately preceding quarter included the full-quarter impact of the residential real estate loans obtained in the acquisition of Hudson City, partially offset by a $4 million increase in the provision for credit losses, primarily due to higher net charge-offs.

Net income from the Residential Mortgage Banking segment was $17 million in the recent quarter, compared with $29 million in the first quarter of 2015 and $13 million in 2015’s fourth quarter. The decline in net income as compared with the year-earlier period was largely attributable to a $7 million decrease in revenues from mortgage origination and sales activities (including intersegment revenues) due to lower origination volumes and a decline in revenues from subservicing residential real estate loans. Contributing to the recent quarter’s improved results as compared with the final quarter of 2015 were a $2 million improvement in net interest income and decreased centrally-allocated loan servicing expenses. The improvement in net interest income reflected a widening of the net interest margin on loans.

Net income earned by the Retail Banking segment totaled $63 million in the first quarter of 2016, compared with $69 million in the year-earlier quarter and $65 million in the final 2015 quarter. The primary contributors to the recent quarter decline in net income as compared with the year-earlier period were: a $21 million increase in the provision for credit losses, largely due to partial charge-offs recognized in the first quarter of 2016 on loans for which the Company identified that the customer was either bankrupt or deceased; a $15 million rise in personnel-related expenses and higher equipment and net occupancy costs of $4 million, reflecting the impact of the Hudson City acquisition; a $3 million increase in advertising and promotional expenses and higher centrally-allocated operating costs. Those unfavorable factors were largely offset by an increase in net interest income of $39 million, predominantly due to the impact of deposits obtained in the acquisition of Hudson City. The recent quarter’s modest decline in net income as compared with the fourth quarter of 2015 reflected a $23 million increase in the provision for credit losses, largely due to the aforementioned partial charge-offs recognized in the first quarter of 2016, seasonally lower service charges on deposit accounts of $5 million and higher personnel-related expenses of $4 million due to the full-quarter impact of the Hudson City acquisition. Those unfavorable factors were largely offset by a $17 million rise in net interest income and an $8 million decrease in advertising and promotional expenses. The improvement in net interest income predominantly reflected the full-quarter impact of consumer deposits obtained in the acquisition of Hudson City.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, including the November 2015 Hudson City transaction, M&T’s share of the operating losses of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses totaling $29 million for the quarter ended March 31, 2016, $67 million in the year-earlier quarter and $71 million in the fourth quarter of 2015. As compared with the first quarter of 2015, the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, and decreases in professional services costs of $7 million were offset, in part, by: merger-related expenses aggregating $23 million in the recent quarter (there were no such expenses in the first quarter of 2015); higher personnel-related expenses of $17 million; a decline in trust income of $13 million, in large part reflecting the impact of the sale of the trade processing business within the retirement services division of ICS in April 2015; and increased FDIC assessments of $10 million. Merger-related costs in the fourth quarter of 2015 aggregated $97 million. Excluding merger-related costs in each of the two most recent quarters, the “All Other” category resulted in net losses for the quarters ended March 31, 2016 and December 31, 2015 of $15 million and $10 million, respectively. The increased net loss from the immediately preceding quarter was mostly due to an increase in personnel-related and other operating costs, offset, in part, by the favorable impact from the Company’s allocation methodologies and lower professional services costs.

Recent Accounting Developments

Effective January 1, 2016, the Company adopted amended accounting guidance relating to the consolidation of variable interest entities to modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and to eliminate the presumption that a general partner should consolidate a limited partnership. The amended guidance also eliminates certain conditions in the assessment of whether fees paid by a legal entity to a decision maker or a service provider represent a variable interest in the legal entity and reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The new guidance eliminates the indefinite deferral of existing consolidation guidance for certain investment funds, but provides a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2016, the Company also adopted amended accounting guidance for debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position at January 1, 2016.

In the first quarter of 2016, the Company adopted amended accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

Amended guidance for measurement-period adjustments related to business combinations was also adopted by the Company in the first quarter of 2016. The amended guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is now required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance for share-based transactions. The amended guidance requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and that excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. The guidance allows an entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance permits share-based awards that allow for the withholding of shares up to the maximum statutory tax ratio in applicable jurisdictions to qualify for equity classification. The previous GAAP threshold was restricted to the employer’s minimum statutory withholding requirements. The guidance also specifies certain changes to the reporting of share-based transactions on the statement of cash flows and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company is still evaluating the impact the amended guidance may have on its consolidated financial statements.

In March 2016, the FASB issued amended accounting guidance for the transition to the equity method of accounting. The amended guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method has been in effect during all previous periods that the investment had been held. Instead, the amended guidance requires the investor to adopt the equity method of accounting as of the date the investment first qualifies for such accounting. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued two amendments to its rules on accounting for derivatives and hedging. The first amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The second amendment clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence and no longer has to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risks. Both amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance related to the accounting for leases. The core principle of the guidance is that all leases create an asset and a liability for the lessee and, therefore, lease assets and lease liabilities should be recognized in the balance sheet. Lease assets will be recognized as a right-of-use asset and lease liabilities will be recognized as a liability to make lease payments. While the guidance requires all leases to be recognized in the balance sheet, there continues to be a differentiation between finance leases and operating leases for purposes of income statement recognition and cash flow statement presentation. For finance leases, interest on the lease liability and amortization of the right-of-use asset will be recognized separately in the statement of income. Repayments of principal on lease liabilities will be classified within financing activities and payments of interest on the lease liability will be classified within operating activities in the statement of cash flows. For operating leases, a single lease cost is recognized in the statement of income and allocated over the lease term, generally on a straight-line basis. All cash payments are presented within operating activities in the statement of cash flows. The accounting applied by lessors is largely unchanged from existing GAAP, however, the guidance eliminates the accounting model for leveraged leases for leases that commence after the effective date of the guidance. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated balance sheet. Such leases generally will be required to be presented in the Company’s consolidated balance sheet upon adoption of this guidance. The Company is evaluating the impact the guidance will have on its consolidated financial statements.

In January 2016, the FASB issued amended guidance related to recognition and measurement of financial assets and liabilities. The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option. Separate presentation of financial assets and financial liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required. The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is evaluating the impact the guidance could have on its consolidated financial statements.

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

(3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amended disclosure guidance requires sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this guidance by one year. The amended guidance is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Company is still evaluating the impact the guidance could have on its consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2016	2015 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$979,166	908,734	776,274	766,374	743,925
Interest expense	100,870	95,333	77,199	77,226	78,499

Net interest income	878,296	813,401	699,075	689,148	665,426
Less: provision for credit losses	49,000	58,000	44,000	30,000	38,000
Other income	420,933	448,108	439,699	497,027	440,203
Less: other expense	776,095	786,113	653,816	696,628	686,375

Income before income taxes	474,134	417,396	440,958	459,547	381,254
Applicable income taxes	169,274	140,074	154,309	166,839	133,803
Taxable-equivalent adjustment	6,332	6,357	6,248	6,020	5,838

Net income	$298,528	270,965	280,401	286,688	241,613

Net income available to common shareholders-diluted	$275,748	248,059	257,346	263,481	218,837
Per common share data
Basic earnings	$1.74	1.65	1.94	1.99	1.66
Diluted earnings	1.73	1.65	1.93	1.98	1.65
Cash dividends	$.70	.70	.70	.70	.70
Average common shares outstanding
Basic	158,734	150,027	132,630	132,356	132,049
Diluted	159,181	150,718	133,376	133,116	132,769

Performance ratios, annualized
Return on
Average assets	.97%	.93%	1.13%	1.18%	1.02%
Average common shareholders’ equity	7.44%	7.22%	8.93%	9.37%	7.99%
Net interest margin on average earning assets (taxable-equivalent basis)	3.18%	3.12%	3.14%	3.17%	3.17%
Nonaccrual loans to total loans and leases, net of unearned discount	1.00%	.91%	1.15%	1.17%	1.18%

Net operating (tangible) results (a)
Net operating income (in thousands)	$320,064	337,613	282,907	290,341	245,776
Diluted net operating income per common share	1.87	2.09	1.95	2.01	1.68
Annualized return on
Average tangible assets	1.09%	1.21%	1.18%	1.24%	1.08%
Average tangible common shareholders’ equity	11.62%	13.26%	12.98%	13.76%	11.90%
Efficiency ratio (b)	57.00%	55.53%	57.05%	58.23%	61.46%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$123,252	115,052	98,515	97,598	95,892
Total tangible assets (c)	118,577	110,772	94,989	94,067	92,346
Earning assets	111,211	103,587	88,446	87,333	85,212
Investment securities	15,348	15,786	14,441	14,195	13,376
Loans and leases, net of unearned discount	87,584	81,110	67,849	67,670	66,587
Deposits	92,391	85,657	73,821	72,958	71,698
Common shareholders’ equity (c)	15,047	13,775	11,555	11,404	11,227
Tangible common shareholders’ equity (c)	10,372	9,495	8,029	7,873	7,681

At end of quarter
Total assets (c)	$124,626	122,788	97,797	97,080	98,378
Total tangible assets (c)	119,955	118,109	94,272	93,552	94,834
Earning assets	113,005	110,802	87,807	86,990	87,959
Investment securities	15,467	15,656	14,495	14,752	14,393
Loans and leases, net of unearned discount	87,872	87,489	68,540	68,131	67,099
Deposits	94,215	91,958	72,945	72,630	73,594
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	15,120	14,939	11,687	11,433	11,294
Tangible common shareholders’ equity (c)	10,449	10,260	8,162	7,905	7,750
Equity per common share	95.00	93.60	87.67	85.90	84.95
Tangible equity per common share	65.65	64.28	61.22	59.39	58.29

Market price per common share
High	$119.24	127.39	134.00	128.70	129.58
Low	100.08	111.50	111.86	117.86	111.78
Closing	111.00	121.18	121.95	124.93	127.00

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2016	2015 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$298,528	270,965	280,401	286,688	241,613
Amortization of core deposit and other intangible assets (a)	7,488	5,828	2,506	3,653	4,163
Merger-related expenses (a)	14,048	60,820	—	—	—

Net operating income	$320,064	337,613	282,907	290,341	245,776

Earnings per common share
Diluted earnings per common share	$1.73	1.65	1.93	1.98	1.65
Amortization of core deposit and other intangible assets (a)	.05	.04	.02	.03	.03
Merger-related expenses (a)	.09	.40	—	—	—

Diluted net operating earnings per common share	$1.87	2.09	1.95	2.01	1.68

Other expense
Other expense	$776,095	786,113	653,816	696,628	686,375
Amortization of core deposit and other intangible assets	(12,319)	(9,576)	(4,090)	(5,965)	(6,793)
Merger-related expenses	(23,162)	(75,976)	—	—	—

Noninterest operating expense	$740,614	700,561	649,726	690,663	679,582

Merger-related expenses
Salaries and employee benefits	$5,274	51,287	—	—	—
Equipment and net occupancy	939	3	—	—	—
Printing, postage and supplies	937	504	—	—	—
Other costs of operations	16,012	24,182	—	—	—

Other expense	23,162	75,976	—	—	—
Provision for credit losses	—	21,000	—	—	—

Total	$23,162	96,976	—	—	—

Efficiency ratio
Noninterest operating expense (numerator)	$740,614	700,561	649,726	690,663	679,582

Taxable-equivalent net interest income	878,296	813,401	699,075	689,148	665,426
Other income	420,933	448,108	439,699	497,027	440,203
Less: Gain (loss) on bank investment securities	4	(22)	—	(10)	(98)

Denominator	$1,299,225	1,261,531	1,138,774	1,186,185	1,105,727

Efficiency ratio	57.00%	55.53%	57.05%	58.23%	61.46%

Balance sheet data
In millions
Average assets
Average assets	$123,252	115,052	98,515	97,598	95,892
Goodwill	(4,593)	(4,218)	(3,513)	(3,514)	(3,525)
Core deposit and other intangible assets	(134)	(101)	(20)	(25)	(31)
Deferred taxes	52	39	7	8	10

Average tangible assets	$118,577	110,772	94,989	94,067	92,346

Average common equity
Average total equity	$16,279	15,007	12,787	12,636	12,459
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)

Average common equity	15,047	13,775	11,555	11,404	11,227

Goodwill	(4,593)	(4,218)	(3,513)	(3,514)	(3,525)
Core deposit and other intangible assets	(134)	(101)	(20)	(25)	(31)
Deferred taxes	52	39	7	8	10

Average tangible common equity	$10,372	9,495	8,029	7,873	7,681

At end of quarter
Total assets
Total assets	$124,626	122,788	97,797	97,080	98,378
Goodwill	(4,593)	(4,593)	(3,513)	(3,513)	(3,525)
Core deposit and other intangible assets	(128)	(140)	(18)	(22)	(28)
Deferred taxes	50	54	6	7	9

Total tangible assets	$119,955	118,109	94,272	93,552	94,834

Total common equity
Total equity	$16,355	16,173	12,922	12,668	12,528
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(2)	(3)	(3)	(2)

Common equity, net of undeclared cumulative preferred dividends	15,120	14,939	11,687	11,433	11,294

Goodwill	(4,593)	(4,593)	(3,513)	(3,513)	(3,525)
Core deposit and other intangible assets	(128)	(140)	(18)	(22)	(28)
Deferred taxes	50	54	6	7	9

Total tangible common equity	$10,449	10,260	8,162	7,905	7,750

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2016 First Quarter			2015 Fourth Quarter			2015 Third Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$20,717	$174,657	3.39%	20,221	164,515	3.23%	19,939	161,709	3.22%
Real estate - commercial	29,426	309,415	4.16	28,973	303,960	4.11	28,309	302,626	4.18
Real estate - consumer	25,859	254,144	3.93	20,369	204,420	4.01	8,348	87,047	4.17
Consumer	11,582	130,971	4.55	11,547	129,103	4.44	11,253	126,369	4.46

Total loans and leases, net	87,584	869,187	3.99	81,110	801,998	3.92	67,849	677,751	3.96

Interest-bearing deposits at banks	8,193	10,337	.51	6,622	4,931	.30	6,060	3,852	.25
Federal funds	1	1	.77	1	2	.54	—	—	—
Trading account	85	378	1.78	68	317	1.88	96	125	.52
Investment securities**
U.S. Treasury and federal agencies	14,264	90,138	2.54	14,778	89,052	2.39	13,548	86,152	2.52
Obligations of states and political subdivisions	113	1,164	4.13	128	1,419	4.40	138	1,398	4.03
Other	971	7,961	3.30	880	11,015	4.96	755	6,996	3.68

Total investment securities	15,348	99,263	2.60	15,786	101,486	2.55	14,441	94,546	2.60

Total earning assets	111,211	979,166	3.54	103,587	908,734	3.48	88,446	776,274	3.48

Allowance for credit losses	(955)			(947)			(937)
Cash and due from banks	1,288			1,348			1,218
Other assets	11,708			11,064			9,788

Total assets	$123,252			115,052			98,515

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Interest-checking deposits	$1,359	414	.12	1,331	384	.11	1,309	360	.11
Savings deposits	48,976	15,891	.13	45,974	13,219	.11	41,197	10,937	.11
Time deposits	12,999	24,322	.75	9,686	15,986	.65	2,858	3,643	.51
Deposits at Cayman Islands office	187	193	.42	224	167	.30	206	151	.29

Total interest-bearing deposits	63,521	40,820	.26	57,215	29,756	.21	45,570	15,091	.13

Short-term borrowings	2,082	2,162	.42	1,615	1,575	.39	174	32	.07
Long-term borrowings	10,528	57,888	2.21	10,748	64,002	2.36	10,114	62,076	2.44

Total interest-bearing liabilities	76,131	100,870	.53	69,578	95,333	.54	55,858	77,199	.55

Noninterest-bearing deposits	28,870			28,443			28,251
Other liabilities	1,972			2,024			1,619

Total liabilities	106,973			100,045			85,728

Shareholders’ equity	16,279			15,007			12,787

Total liabilities and shareholders’ equity	$123,252			115,052			98,515

Net interest spread			3.01			2.94			2.93
Contribution of interest-free funds			.17			.18			.21

Net interest income/margin on earning assets		$878,296	3.18%		813,401	3.12%		699,075	3.14%

* Includes nonaccrual loans.	(continued)
** Includes available-for-sale securities at amortized cost.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2015 Second Quarter			2015 First Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$19,973	$158,109	3.18%	19,457	153,866	3.21%
Real estate - commercial	28,208	298,565	4.19	27,596	288,121	4.18
Real estate - consumer	8,447	88,473	4.19	8,572	88,850	4.15
Consumer	11,042	122,812	4.46	10,962	121,366	4.49

Total loans and leases, net	67,670	667,959	3.96	66,587	652,203	3.97

Interest-bearing deposits at banks	5,326	3,351	.25	5,073	3,118	.25
Federal funds	39	9	.10	97	24	.10
Trading account	103	239	.92	79	565	2.87
Investment securities**
U.S. Treasury and federal agencies	13,265	83,356	2.52	12,437	78,313	2.55
Obligations of states and political subdivisions	149	1,607	4.32	159	1,967	5.04
Other	781	9,853	5.06	780	7,735	4.02

Total investment securities	14,195	94,816	2.68	13,376	88,015	2.67

Total earning assets	87,333	766,374	3.52	85,212	743,925	3.54

Allowance for credit losses	(929)			(925)
Cash and due from banks	1,180			1,221
Other assets	10,014			10,384

Total assets	$97,598			95,892

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Interest-checking deposits	$1,333	349	.11	1,121	311	.11
Savings deposits	41,712	10,361	.10	41,525	10,219	.10
Time deposits	2,948	3,690	.50	3,017	3,740	.50
Deposits at Cayman Islands office	212	150	.28	224	147	.27

Total interest-bearing deposits	46,205	14,550	.13	45,887	14,417	.13

Short-term borrowings	195	36	.07	196	34	.07
Long-term borrowings	10,164	62,640	2.47	9,835	64,048	2.64

Total interest-bearing liabilities	56,564	77,226	.55	55,918	78,499	.57

Noninterest-bearing deposits	26,753			25,811
Other liabilities	1,645			1,704

Total liabilities	84,962			83,433

Shareholders’ equity	12,636			12,459

Total liabilities and shareholders’ equity	$97,598			95,892

Net interest spread			2.97			2.97
Contribution of interest-free funds			.20			.20

Net interest income/margin on earning assets		$689,148	3.17%		665,426	3.17%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and René F. Jones, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2016.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

DOJ Investigation (United States v. Wilmington Trust Corp., et al, District of Delaware, Crim. No. 15-23-RGA): Prior to M&T’s acquisition of Wilmington Trust Corporation, the Department of Justice (“DOJ”) commenced an investigation of Wilmington Trust Corporation, relating to Wilmington Trust Corporation’s financial reporting and securities filings, as well as certain commercial real estate lending relationships involving its subsidiary bank, Wilmington Trust Company, all of which relate to filings and activities occurring prior to the acquisition of Wilmington Trust Corporation by M&T. On January 6, 2016, the U.S. Attorney for the District of Delaware obtained an indictment against Wilmington Trust Corporation relating to alleged conduct that occurred prior to M&T’s acquisition of Wilmington Trust Corporation in

May 2011. M&T strongly believes that this unprecedented action is unjustified and Wilmington Trust Corporation will vigorously defend itself.

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

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust Corporation, alleging that Wilmington Trust Corporation’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust Corporation moved to dismiss. The Court issued an order denying Wilmington Trust Corporation’s motion to dismiss on March 20, 2014. Fact discovery commenced. On April 13, 2016, the Court issued an order staying fact discovery in the case pending completion of the trial in U.S. v. Wilmington Trust Corp., et al.

Other Matters

The Company is the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to Freddie Mac and Fannie Mae. A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the DOJ (collectively, the “Government”) are investigating whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company is fully cooperating with the investigation. The Government has advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans do not meet underwriting guidelines. The Company, based on its own review of the sample, does not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerns whether the mortgages sold to Freddie Mac and Fannie Mae comply with applicable underwriting guidelines. The Company is also cooperating with that portion of the investigation. The investigation could lead to claims by the Government under the False Claims Act and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Remedies in these proceedings or settlements may include restitution, fines, penalties, or alterations in the Company’s business practices. The Company and the Government continue settlement discussions regarding the investigation and although progress has been made, the parties have not yet reached a definitive agreement. Based upon the current status of these negotiations, management expects that this potential settlement should not have a material impact on the Company’s consolidated financial condition or results of operations in future periods.

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

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

January 1 – January 31, 2016	1,186,638	$106.38	948,545	$100,000,000

February 1 – February 29, 2016	583	105.73	—	100,000,000

March 1 – March 31, 2016	441	111.45	—	154,000,000

Total	1,187,662	$106.38	948,545

(1)	The total number of shares purchased during the periods indicated reflects shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On November 17, 2015, M&T announced a program to purchase up to $200,000,000 of its common stock through June 30, 2016. On March 31, 2016, M&T’s Board of Directors authorized the repurchase of up to $54,000,000 of additional shares through June 30, 2016, as part of the repurchase program currently in effect.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

10.1	M&T Bank Corporation Supplemental Pension Plan, as amended. Filed herewith.

10.2	M&T Bank Corporation Supplemental Retirement Savings Plan, as amended. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: April 29, 2016	By:	/s/ René F. Jones
René F. Jones
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	M&T Bank Corporation Supplemental Pension Plan, as amended. Filed herewith.

10.2	M&T Bank Corporation Supplemental Retirement Savings Plan, as amended. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.