Form 10-Q
period 2016-06-30
M&T BANK CORP
filed 2016-08-04
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of the registrant’s Common Stock, $0.50 par value, outstanding as of the close of business on July 29, 2016: 156,769,164 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

Dollars in thousands, except per share		June 30, 2016	December 31, 2015

Assets	Cash and due from banks	$1,284,442	1,368,040
	Interest-bearing deposits at banks	8,474,839	7,594,350
	Trading account	506,131	273,783
	Investment securities (includes pledged securities that can be sold or repledged of $2,119,744 at June 30, 2016; $2,136,712 at December 31, 2015)
	Available for sale (cost: $11,578,829 at June 30, 2016; $12,138,636 at December 31, 2015)	11,918,974	12,242,671
	Held to maturity (fair value: $2,623,259 at June 30, 2016; $2,864,147 at December 31, 2015)	2,574,421	2,859,709
	Other (fair value: $469,689 at June 30, 2016; $554,059 at December 31, 2015)	469,689	554,059

	Total investment securities	14,963,084	15,656,439

	Loans and leases	88,754,824	87,719,234
	Unearned discount	(232,826)	(229,735)

	Loans and leases, net of unearned discount	88,521,998	87,489,499
	Allowance for credit losses	(970,496)	(955,992)

	Loans and leases, net	87,551,502	86,533,507

	Premises and equipment	658,216	666,682
	Goodwill	4,593,112	4,593,112
	Core deposit and other intangible assets	116,531	140,268
	Accrued interest and other assets	5,672,727	5,961,703

	Total assets	$123,820,584	122,787,884

Liabilities	Noninterest-bearing deposits	$30,700,066	29,110,635
	Interest-checking deposits	2,672,524	2,939,274
	Savings deposits	48,453,713	46,627,370
	Time deposits	12,630,277	13,110,392
	Deposits at Cayman Islands office	193,523	170,170

	Total deposits	94,650,103	91,957,841

	Federal funds purchased and agreements to repurchase securities	206,943	150,546
	Other short-term borrowings	200,180	1,981,636
	Accrued interest and other liabilities	1,963,093	1,870,714
	Long-term borrowings	10,328,751	10,653,858

	Total liabilities	107,349,070	106,614,595

Shareholders’ equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at June 30, 2016 and December 31, 2015; Liquidation preference of $10,000 per share: 50,000 shares at June 30, 2016 and December 31, 2015	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 159,957,393 shares issued at June 30, 2016; 159,563,512 shares issued at December 31, 2015	79,979	79,782
	Common stock issuable, 33,546 shares at June 30, 2016; 36,644 shares at December 31, 2015	2,201	2,364
	Additional paid-in capital	6,690,671	6,680,768
	Retained earnings	8,801,305	8,430,502
	Accumulated other comprehensive income (loss), net	(101,021)	(251,627)
	Treasury stock - common, at cost - 2,073,692 shares at June 30, 2016	(233,121)	—

	Total shareholders’ equity	16,471,514	16,173,289

	Total liabilities and shareholders’ equity	$123,820,584	122,787,884

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended June 30		Six months ended June 30
In thousands, except per share		2016	2015	2016	2015
Interest income	Loans and leases, including fees	$867,478	662,633	$1,730,863	1,309,812
	Investment securities
	Fully taxable	91,184	93,144	189,199	179,101
	Exempt from federal taxes	663	1,062	1,458	2,380
	Deposits at banks	10,993	3,351	21,330	6,469
	Other	303	164	605	679

	Total interest income	970,621	760,354	1,943,455	1,498,441

Interest expense	Interest-checking deposits	400	349	814	660
	Savings deposits	20,134	10,361	36,025	20,580
	Time deposits	26,867	3,690	51,189	7,430
	Deposits at Cayman Islands office	181	150	374	297
	Short-term borrowings	1,143	36	3,305	70
	Long-term borrowings	58,077	62,640	115,965	126,688

	Total interest expense	106,802	77,226	207,672	155,725

	Net interest income	863,819	683,128	1,735,783	1,342,716
	Provision for credit losses	32,000	30,000	81,000	68,000

	Net interest income after provision for credit losses	831,819	653,128	1,654,783	1,274,716

Other income	Mortgage banking revenues	89,383	102,602	171,446	204,203
	Service charges on deposit accounts	103,872	105,257	206,277	207,601
	Trust income	120,450	118,598	231,527	242,332
	Brokerage services income	16,272	16,861	32,276	32,322
	Trading account and foreign exchange gains	13,222	6,046	20,680	12,277
	Gain (loss) on bank investment securities	264	(10)	268	(108)
	Other revenues from operations	104,791	147,673	206,713	238,603

	Total other income	448,254	497,027	869,187	937,230

Other expense	Salaries and employee benefits	398,675	361,657	830,460	751,550
	Equipment and net occupancy	75,724	66,852	149,902	133,322
	Printing, postage and supplies	9,907	9,305	21,893	18,895
	Amortization of core deposit and other intangible assets	11,418	5,965	23,737	12,758
	FDIC assessments	22,370	10,801	47,595	21,461
	Other costs of operations	231,801	242,048	452,403	445,017

	Total other expense	749,895	696,628	1,525,990	1,383,003

	Income before taxes	530,178	453,527	997,980	828,943
	Income taxes	194,147	166,839	363,421	300,642

	Net income	$336,031	286,688	$634,559	528,301

	Net income available to common shareholders
	Basic	$312,968	263,471	$588,697	482,295
	Diluted	312,974	263,481	588,707	482,313
	Net income per common share
	Basic	$1.98	1.99	$3.72	3.65
	Diluted	1.98	1.98	3.71	3.63
	Cash dividends per common share	$.70	.70	$1.40	1.40
	Average common shares outstanding
	Basic	157,802	132,356	158,268	132,203
	Diluted	158,341	133,116	158,761	132,944

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2016	2015	2016	2015

Net income	$336,031	286,688	$634,559	528,301
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	47,270	(72,618)	144,464	(47,279)
Cash flow hedges adjustments	(23)	(24)	(47)	847
Foreign currency translation adjustment	(1,565)	1,866	(1,618)	(518)
Defined benefit plans liability adjustments	3,486	5,765	7,807	10,442

Total other comprehensive income (loss)	49,168	(65,011)	150,606	(36,508)

Total comprehensive income	$385,199	221,677	$785,165	491,793

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended June 30
In thousands		2016	2015
Cash flows from operating activities	Net income	$634,559	528,301
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	81,000	68,000
	Depreciation and amortization of premises and equipment	53,514	48,199
	Amortization of capitalized servicing rights	24,648	24,572
	Amortization of core deposit and other intangible assets	23,737	12,758
	Provision for deferred income taxes	94,458	29,884
	Asset write-downs	7,737	4,076
	Net gain on sales of assets	(10,477)	(48,637)
	Net change in accrued interest receivable, payable	2,358	7,912
	Net change in other accrued income and expense	(32,180)	(39,503)
	Net change in loans originated for sale	(188,771)	(77,677)
	Net change in trading account assets and liabilities	(40,552)	198

	Net cash provided by operating activities	650,031	558,083

Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	4,970	2,539
	Other	85,389	254
	Proceeds from maturities of investment securities
	Available for sale	1,067,100	859,904
	Held to maturity	291,917	351,110
	Purchases of investment securities
	Available for sale	(518,203)	(3,013,384)
	Held to maturity	(10,456)	(17,403)
	Other	(1,019)	(7,686)
	Net increase in loans and leases	(930,426)	(1,465,261)
	Net (increase) decrease in interest-bearing deposits at banks	(880,489)	2,425,015
	Capital expenditures, net	(36,619)	(23,395)
	Net decrease in loan servicing advances	119,190	317,276
	Other, net	(98,452)	16,450

	Net cash used by investing activities	(907,098)	(554,581)

Cash flows from financing activities	Net increase (decrease) in deposits	2,705,332	(951,347)
	Net decrease in short-term borrowings	(1,693,603)	(39,377)
	Proceeds from long-term borrowings	—	1,500,000
	Payments on long-term borrowings	(322,591)	(323,025)
	Purchases of treasury stock	(254,000)	—
	Dividends paid - common	(223,179)	(187,278)
	Dividends paid - preferred	(40,635)	(40,635)
	Other, net	2,145	15,661

	Net cash provided (used) by financing activities	173,469	(26,001)

	Net decrease in cash and cash equivalents	(83,598)	(22,499)
	Cash and cash equivalents at beginning of period	1,368,040	1,373,357

	Cash and cash equivalents at end of period	$1,284,442	1,350,858

Supplemental disclosure of cash flow information	Interest received during the period	$1,947,027	1,478,848
	Interest paid during the period	257,222	149,255
	Income taxes paid during the period	105,361	225,107

Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$66,286	23,273
	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	13,923	36,645
	Capitalized servicing rights	143	368

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	(loss), net	stock	Total
2015
Balance - January 1, 2015	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	—	12,335,896
Total comprehensive income	—	—	—	—	528,301	(36,508)	—	491,793
Preferred stock cash dividends	—	—	—	—	(40,635)	—	—	(40,635)
Exercise of 2,315 Series A stock warrants into 904 shares of common stock	—	1	—	(1)	—	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	144	—	20,966	—	—	—	21,110
Exercises of stock options, net	—	179	—	34,937	—	—	—	35,116
Stock purchase plan	—	45	—	10,301	—	—	—	10,346
Directors’ stock plan	—	3	—	827	—	—	—	830
Deferred compensation plans, net, including dividend equivalents	—	2	(276)	274	(51)	—	—	(51)
Other	—	—	—	801	—	—	—	801
Common stock cash dividends - $1.40 per share	—	—	—	—	(187,209)	—	—	(187,209)

Balance - June 30, 2015	$1,231,500	66,531	2,332	3,477,611	8,107,525	(217,502)	—	12,667,997

2016
Balance - January 1, 2016	$1,231,500	79,782	2,364	6,680,768	8,430,502	(251,627)	—	16,173,289
Total comprehensive income	—	—	—	—	634,559	150,606	—	785,165
Preferred stock cash dividends	—	—	—	—	(40,635)	—	—	(40,635)
Exercise of 5,320 Series A stock warrants into 1,983 shares of common stock	—	—	—	(223)	—	—	223	—
Purchases of treasury stock	—	—	—	—	—	—	(254,000)	(254,000)
Stock-based compensation plans:
Compensation expense, net	—	175	—	6,746	—	—	5,880	12,801
Exercises of stock options, net	—	18	—	1,642	—	—	3,902	5,562
Stock purchase plan	—	—	—	275	—	—	10,319	10,594
Directors’ stock plan	—	2	—	500	—	—	551	1,053
Deferred compensation plans, net, including dividend equivalents	—	2	(163)	232	(47)	—	4	28
Other	—	—	—	731	—	—	—	731
Common stock cash dividends - $1.40 per share	—	—	—	—	(223,074)	—	—	(223,074)

Balance - June 30, 2016	$1,231,500	79,979	2,201	6,690,671	8,801,305	(101,021)	(233,121)	16,471,514

NOTES TO FINANCIAL STATEMENTS

1.	Significant accounting policies

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

The following table presents certain pro forma information as if Hudson City had been included in the Company’s results of operations in the three-month and six-month periods ended June 30, 2015. These results combine the historical results of Hudson City into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place as indicated. In particular, no adjustments have been made to eliminate the impact of gains on securities transactions of $67 million during the three months ended June 30, 2015 and $74 million during the six months ended June 30, 2015 that may not have been recognized had the investment securities been recorded at fair value. Additionally, the Company expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Pro forma Three months ended June 30, 2015	Pro forma Six months ended June 30, 2015
	(in thousands)

Total revenues(a)	$1,370,594	2,624,039
Net income	357,654	642,891

(a)	Represents net interest income plus other income.

In connection with the Hudson City acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with preparing for systems conversions and/or integration of operations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former Hudson City employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices. The Company does not expect additional merger-related expenses in 2016.

A summary of merger-related expenses included in the consolidated statement of income follows:

	Three months ended June 30, 2016	Six months ended June 30, 2016
	(in thousands)

Salaries and employee benefits	$60	5,334
Equipment and net occupancy	339	1,278
Printing, postage and supplies	545	1,482
Other costs of operations	11,649	27,661

Total	$12,593	35,755

There were no merger-related expenses during the three-month and six-month periods ended June 30, 2015.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
June 30, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$397,825	2,537	14	$400,348
Obligations of states and political subdivisions	5,158	131	48	5,241
Mortgage-backed securities:
Government issued or guaranteed	10,944,676	323,828	1,226	11,267,278
Privately issued	58	—	1	57
Collateralized debt obligations	28,255	17,466	2,416	43,305
Other debt securities	135,170	1,271	21,670	114,771
Equity securities	67,687	20,448	161	87,974

	11,578,829	365,681	25,536	11,918,974

Investment securities held to maturity:
Obligations of states and political subdivisions	84,614	712	240	85,086
Mortgage-backed securities:
Government issued or guaranteed	2,315,012	88,526	350	2,403,188
Privately issued	168,784	927	40,737	128,974
Other debt securities	6,011	—	—	6,011

	2,574,421	90,165	41,327	2,623,259

Other securities	469,689	—	—	469,689

Total	$14,622,939	455,846	66,863	$15,011,922

December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$299,890	294	187	$299,997
Obligations of states and political subdivisions	5,924	146	42	6,028
Mortgage-backed securities:
Government issued or guaranteed	11,592,959	142,370	48,701	11,686,628
Privately issued	74	2	2	74
Collateralized debt obligations	28,438	20,143	1,188	47,393
Other debt securities	137,556	1,514	20,190	118,880
Equity securities	73,795	10,230	354	83,671

	12,138,636	174,699	70,664	12,242,671

Investment securities held to maturity:
Obligations of states and political subdivisions	118,431	1,003	421	119,013
Mortgage-backed securities:
Government issued or guaranteed	2,553,612	50,936	7,817	2,596,731
Privately issued	181,091	2,104	41,367	141,828
Other debt securities	6,575	—	—	6,575

	2,859,709	54,043	49,605	2,864,147

Other securities	554,059	—	—	554,059

Total	$15,552,404	228,742	120,269	$15,660,877

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)

Debt securities available for sale:
Due in one year or less	$6,147	6,176
Due after one year through five years	399,312	402,100
Due after five years through ten years	3,425	3,822
Due after ten years	157,524	151,567

	566,408	563,665
Mortgage-backed securities available for sale	10,944,734	11,267,335

	$11,511,142	11,831,000

Debt securities held to maturity:
Due in one year or less	$28,259	28,430
Due after one year through five years	51,414	51,611
Due after five years through ten years	4,941	5,045
Due after ten years	6,011	6,011

	90,625	91,097
Mortgage-backed securities held to maturity	2,483,796	2,532,162

	$2,574,421	2,623,259

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

A summary of investment securities that as of June 30, 2016 and December 31, 2015 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
June 30, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,831	(14)	—	—
Obligations of states and political subdivisions	—	—	1,703	(48)
Mortgage-backed securities:
Government issued or guaranteed	245,977	(1,123)	7,590	(103)
Privately issued	—	—	40	(1)
Collateralized debt obligations	2,883	(1,078)	4,285	(1,338)
Other debt securities	11,275	(409)	91,997	(21,261)
Equity securities	—	—	140	(161)

	267,966	(2,624)	105,755	(22,912)

Investment securities held to maturity:
Obligations of states and political subdivisions	15,813	(89)	12,057	(151)
Mortgage-backed securities:
Government issued or guaranteed	—	—	125,116	(350)
Privately issued	17,436	(3,075)	94,454	(37,662)

	33,249	(3,164)	231,627	(38,163)

Total	$301,215	(5,788)	337,382	(61,075)

December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$147,508	(187)	—	—
Obligations of states and political subdivisions	865	(2)	1,335	(40)
Mortgage-backed securities:
Government issued or guaranteed	4,061,899	(48,534)	7,216	(167)
Privately issued	—	—	43	(2)
Collateralized debt obligations	5,711	(335)	2,063	(853)
Other debt securities	12,935	(462)	93,344	(19,728)
Equity securities	18,073	(207)	153	(147)

	4,246,991	(49,727)	104,154	(20,937)

Investment securities held to maturity:
Obligations of states and political subdivisions	42,913	(335)	5,853	(86)
Mortgage-backed securities:
Government issued or guaranteed	459,983	(1,801)	228,867	(6,016)
Privately issued	—	—	112,155	(41,367)

	502,896	(2,136)	346,875	(47,469)

Total	$4,749,887	(51,863)	451,029	(68,406)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.	Investment securities, continued

The Company owned 428 individual investment securities with aggregate gross unrealized losses of $67 million at June 30, 2016. Based on a review of each of the securities in the investment securities portfolio at June 30, 2016, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2016, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At June 30, 2016, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $470 million of cost method investment securities.

4.	Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date that is included in the consolidated balance sheet were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)

Outstanding principal balance	$2,735,024	3,122,935
Carrying amount:
Commercial, financial, leasing, etc.	68,648	78,847
Commercial real estate	548,485	644,284
Residential real estate	903,891	1,016,129
Consumer	650,456	725,807

	$2,171,480	2,465,067

Purchased impaired loans included in the table above totaled $662 million at June 30, 2016 and $768 million at December 31, 2015, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for loans acquired at a discount for the three months and six months ended June 30, 2016 and 2015 follows:

	Three months ended June 30
	2016		2015
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)

Balance at beginning of period	$171,185	269,017	$71,422	357,895
Interest income	(14,060)	(32,898)	(5,772)	(40,024)
Reclassifications from nonaccretable balance, net	4,898	2,933	11,974	26,840
Other (a)	—	6,143	—	278

Balance at end of period	$162,023	245,195	$77,624	344,989

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Six months ended June 30
	2016		2015
	Purchased impaired	Other acquired	Purchased impaired	Other acquired
	(in thousands)

Balance at beginning of period	$184,618	296,434	$76,518	397,379
Interest income	(28,122)	(70,760)	(10,978)	(81,301)
Reclassifications from nonaccretable balance, net	5,527	8,597	12,084	27,023
Other (a)	—	10,924	—	1,888

Balance at end of period	$162,023	245,195	$77,624	344,989

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of June 30, 2016 and December 31, 2015 follows:

	Current	30-89 Days past due	Accruing loans past due 90 days or more(a)	Accruing loans acquired at a discount past due 90 days or more(b)	Purchased impaired(c)	Nonaccrual	Total
June 30, 2016	(in thousands)
Commercial, financial, leasing, etc.	$21,157,606	63,069	6,665	452	766	240,684	$21,469,242
Real estate:
Commercial	23,390,039	125,657	16,487	13,935	36,111	172,670	23,754,899
Residential builder and developer	1,819,984	14,892	—	4,847	19,972	24,263	1,883,958
Other commercial construction	4,993,493	41,297	—	280	16,009	21,294	5,072,373
Residential	19,208,724	470,646	270,845	13,087	433,192	202,949	20,599,443
Residential-limited documentation	3,584,715	112,743	—	—	154,320	79,028	3,930,806
Consumer:
Home equity lines and loans	5,658,417	34,735	—	14,608	1,689	86,870	5,796,319
Automobile	2,669,708	39,139	—	1	—	12,390	2,721,238
Other	3,232,679	26,501	4,452	21,381	—	8,707	3,293,720

Total	$85,715,365	928,679	298,449	68,591	662,059	848,855	$88,521,998

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days past due	Accruing loans past due 90 days or more(a)	Accruing loans acquired at a discount past due 90 days or more(b)	Purchased impaired(c)	Nonaccrual	Total
December 31, 2015			(in thousands)
Commercial, financial, leasing, etc.	$20,122,648	52,868	2,310	693	1,902	241,917	$20,422,338
Real estate:
Commercial (d)	23,111,673	172,439	12,963	8,790	46,790	179,606	23,532,261
Residential builder and developer	1,507,856	7,969	5,760	6,925	28,734	28,429	1,585,673
Other commercial construction (d)	3,962,620	65,932	7,936	2,001	24,525	16,363	4,079,377
Residential	20,507,551	560,312	284,451	16,079	488,599	153,281	22,010,273
Residential-limited documentation	3,885,073	137,289	—	—	175,518	61,950	4,259,830
Consumer:
Home equity lines and loans	5,805,222	45,604	—	15,222	2,261	84,467	5,952,776
Automobile	2,446,473	56,181	—	6	—	16,597	2,519,257
Other	3,051,435	36,702	4,021	18,757	—	16,799	3,127,714

Total	$84,400,551	1,135,296	317,441	68,473	768,329	799,409	$87,489,499

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.
(d)	The Company expanded its definition of construction loans in 2016 and, as a result, re-characterized certain commercial real estate loans as other commercial construction loans. The December 31, 2015 balances reflect such changes.

One-to-four family residential mortgage loans held for sale were $374 million and $353 million at June 30, 2016 and December 31, 2015, respectively. Commercial mortgage loans held for sale were $228 million at June 30, 2016 and $39 million at December 31, 2015.

Changes in the allowance for credit losses for the three months ended June 30, 2016 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$323,866	331,985	68,371	160,819	77,711	$962,752
Provision for credit losses	(10,919)	15,823	4,404	22,681	11	32,000
Net charge-offs
Charge-offs	(7,487)	(733)	(5,090)	(33,560)	—	(46,870)
Recoveries	10,619	2,599	1,975	7,421	—	22,614

Net charge-offs	3,132	1,866	(3,115)	(26,139)	—	(24,256)

Ending balance	$316,079	349,674	69,660	157,361	77,722	$970,496

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended June 30, 2015 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$281,069	317,375	60,741	186,052	76,136	$921,373
Provision for credit losses	9,737	(3,652)	1,624	21,016	1,275	30,000
Net charge-offs
Charge-offs	(7,728)	(3,470)	(3,309)	(18,455)	—	(32,962)
Recoveries	3,672	1,041	1,238	5,625	—	11,576

Net charge-offs	(4,056)	(2,429)	(2,071)	(12,830)	—	(21,386)

Ending balance	$286,750	311,294	60,294	194,238	77,411	$929,987

Changes in the allowance for credit losses for the six months ended June 30, 2016 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$300,404	326,831	72,238	178,320	78,199	$955,992
Provision for credit losses	13,445	19,836	5,622	42,574	(477)	81,000
Net charge-offs
Charge-offs	(13,636)	(2,005)	(12,062)	(77,879)	—	(105,582)
Recoveries	15,866	5,012	3,862	14,346	—	39,086

Net charge-offs	2,230	3,007	(8,200)	(63,533)	—	(66,496)

Ending balance	$316,079	349,674	69,660	157,361	77,722	$970,496

Changes in the allowance for credit losses for the six months ended June 30, 2015 were as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$288,038	307,927	61,910	186,033	75,654	$919,562
Provision for credit losses	11,179	11,890	2,584	40,590	1,757	68,000
Net charge-offs
Charge-offs	(20,078)	(10,149)	(6,427)	(43,784)	—	(80,438)
Recoveries	7,611	1,626	2,227	11,399	—	22,863

Net charge-offs	(12,467)	(8,523)	(4,200)	(32,385)	—	(57,575)

Ending balance	$286,750	311,294	60,294	194,238	77,411	$929,987

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of June 30, 2016 and December 31, 2015 and for the three-month and six-month periods ended June 30, 2016 and 2015:

	June 30, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$196,990	219,662	50,010	179,037	195,821	44,752
Real estate:
Commercial	79,748	89,051	16,562	85,974	95,855	18,764
Residential builder and developer	6,854	7,788	581	3,316	5,101	196
Other commercial construction	3,312	3,731	1,223	3,548	3,843	348
Residential	77,975	96,157	3,337	79,558	96,751	4,727
Residential-limited documentation	85,201	98,607	6,700	90,356	104,251	8,000
Consumer:
Home equity lines and loans	40,004	40,914	7,421	25,220	26,195	3,777
Automobile	19,137	19,137	4,022	22,525	22,525	4,709
Other	4,426	4,426	940	17,620	17,620	4,820

	513,647	579,473	90,796	507,154	567,962	90,093

With no related allowance recorded:
Commercial, financial, leasing, etc.	74,409	83,632	—	93,190	110,735	—
Real estate:
Commercial	101,949	118,540	—	101,340	116,230	—
Residential builder and developer	21,619	30,837	—	27,651	47,246	—
Other commercial construction	18,334	37,278	—	13,221	31,477	—
Residential	18,945	27,933	—	19,621	30,940	—
Residential-limited documentation	17,790	29,972	—	18,414	31,113	—

	253,046	328,192	—	273,437	367,741	—

Total:
Commercial, financial, leasing, etc.	271,399	303,294	50,010	272,227	306,556	44,752
Real estate:
Commercial	181,697	207,591	16,562	187,314	212,085	18,764
Residential builder and developer	28,473	38,625	581	30,967	52,347	196
Other commercial construction	21,646	41,009	1,223	16,769	35,320	348
Residential	96,920	124,090	3,337	99,179	127,691	4,727
Residential-limited documentation	102,991	128,579	6,700	108,770	135,364	8,000
Consumer:
Home equity lines and loans	40,004	40,914	7,421	25,220	26,195	3,777
Automobile	19,137	19,137	4,022	22,525	22,525	4,709
Other	4,426	4,426	940	17,620	17,620	4,820

Total	$766,693	907,665	90,796	780,591	935,703	90,093

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

	Three months ended June 30, 2016			Three months ended June 30, 2015
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$291,970	5,700	5,700	221,952	502	502
Real estate:
Commercial	175,028	611	611	153,105	1,004	1,004
Residential builder and developer	31,751	41	41	66,334	131	131
Other commercial construction	20,955	335	335	23,614	168	168
Residential	97,936	1,834	1,139	101,560	1,358	785
Residential-limited documentation	103,795	1,607	640	120,286	1,650	697
Consumer:
Home equity lines and loans	34,234	323	98	20,221	224	65
Automobile	20,542	322	28	26,123	416	43
Other	11,169	121	36	19,058	185	30

Total	$787,380	10,894	8,628	752,253	5,638	3,425

	Six months ended June 30, 2016			Six months ended June 30, 2015
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash Basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$294,277	6,311	6,311	218,285	1,106	1,106
Real estate:
Commercial	178,741	2,085	2,085	153,088	2,106	2,106
Residential builder and developer	32,750	83	83	69,742	194	194
Other commercial construction	18,911	373	373	24,577	223	223
Residential	97,362	3,206	2,021	103,025	2,804	1,695
Residential-limited documentation	105,634	3,079	1,270	122,970	3,260	1,344
Consumer:
Home equity lines and loans	30,127	569	183	19,952	425	113
Automobile	21,252	661	64	27,568	866	97
Other	14,443	299	63	18,960	359	63

Total	$793,497	16,666	12,453	758,167	11,343	6,941

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

		Real Estate
	Commercial, Financial, Leasing, etc.	Commercial	Residential Builder and Developer	Other Commercial Construction
	(in thousands)
June 30, 2016
Pass	$20,409,928	22,785,132	1,704,457	4,847,810
Criticized accrual	818,630	797,097	155,238	203,269
Criticized nonaccrual	240,684	172,670	24,263	21,294

Total	$21,469,242	23,754,899	1,883,958	5,072,373

December 31, 2015
Pass	$19,442,183	22,697,398	1,497,465	3,834,137
Criticized accrual	738,238	655,257	59,779	228,877
Criticized nonaccrual	241,917	179,606	28,429	16,363

Total	$20,422,338	23,532,261	1,585,673	4,079,377

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $52 million and $31 million, respectively, at June 30, 2016 and $55 million and $21 million,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

respectively, at December 31, 2015. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $18 million and $39 million, respectively, at June 30, 2016 and $20 million and $28 million, respectively, at December 31, 2015.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2016
Individually evaluated for impairment	$50,010	18,292	10,037	12,383	$90,722
Collectively evaluated for impairment	266,069	328,919	57,666	143,891	796,545
Purchased impaired	—	2,463	1,957	1,087	5,507

Allocated	$316,079	349,674	69,660	157,361	892,774

Unallocated					77,722

Total					$970,496

December 31, 2015
Individually evaluated for impairment	$44,752	19,175	12,727	13,306	$89,960
Collectively evaluated for impairment	255,615	307,000	57,624	163,511	783,750
Purchased impaired	37	656	1,887	1,503	4,083

Allocated	$300,404	326,831	72,238	178,320	877,793

Unallocated					78,199

Total					$955,992

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial, Leasing, etc.	Real Estate
		Commercial	Residential	Consumer	Total
	(in thousands)
June 30, 2016
Individually evaluated for impairment	$271,399	230,960	199,911	63,567	$765,837
Collectively evaluated for impairment	21,197,077	30,408,178	23,742,826	11,746,021	87,094,102
Purchased impaired	766	72,092	587,512	1,689	662,059

Total	$21,469,242	30,711,230	24,530,249	11,811,277	$88,521,998

December 31, 2015
Individually evaluated for impairment	$272,227	234,132	207,949	65,365	$779,673
Collectively evaluated for impairment	20,148,209	28,863,130	25,398,037	11,532,121	85,941,497
Purchased impaired	1,902	100,049	664,117	2,261	768,329

Total	$20,422,338	29,197,311	26,270,103	11,599,747	$87,489,499

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables that follow summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended June 30, 2016 and 2015:

		Recorded investment		Financial effects of modification
Three months ended June 30, 2016	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	33	$45,733	$45,657	$(76)	$—
Combination of concession types	5	15,257	14,217	(1,040)	—
Real estate:
Commercial
Principal deferral	10	2,726	2,710	(16)	—
Interest rate reduction	1	129	129	—	(25)
Other	1	4,723	4,447	(276)	—
Combination of concession types	4	7,065	7,008	(57)	(31)
Residential builder and developer
Principal deferral	3	23,905	22,958	(947)	—
Other commercial construction
Principal deferral	1	250	250	—	—
Combination of concession types	1	124	124	—	—
Residential
Principal deferral	8	963	1,040	77	—
Combination of concession types	8	1,043	1,122	79	—
Residential-limited documentation
Principal deferral	2	151	195	44	—
Consumer:
Home equity lines and loans
Principal deferral	1	69	69	—	—
Combination of concession types	31	3,737	3,737	—	(280)
Automobile
Principal deferral	44	158	158	—	—
Other	22	17	17	—	—
Other
Principal deferral	29	551	551	—	—
Other	3	20	20	—	—
Combination of concession types	9	49	49	—	(5)

Total	216	$106,670	$104,458	$(2,212)	$(341)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended June 30, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	30	$16,018	$15,355	$(663)	$—
Other	2	8,991	8,883	(108)	—
Combination of concession types	2	15,889	17,864	1,975	(239)
Real estate:
Commercial
Principal deferral	15	38,983	37,585	(1,398)	—
Combination of concession types	1	436	436	—	(53)
Residential builder and developer
Principal deferral	1	9,252	9,200	(52)	—
Residential
Principal deferral	12	693	754	61	—
Combination of concession types	9	961	1,066	105	(144)
Residential-limited documentation
Principal deferral	1	161	161	—	—
Combination of concession types	2	424	426	2	(26)
Consumer:
Home equity lines and loans
Principal deferral	1	1,198	1,198	—	—
Combination of concession types	14	1,356	1,356	—	(212)
Automobile
Principal deferral	63	615	615	—	—
Interest rate reduction	4	95	95	—	(7)
Other	13	21	21	—	—
Combination of concession types	9	138	138	—	(4)
Other
Principal deferral	27	770	770	—	—
Other	2	21	21	—	—
Combination of concession types	10	43	43	—	(7)

Total	218	$96,065	$95,987	$(78)	$(692)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the six months ended June 30, 2016 and 2015:

		Recorded investment		Financial effects of modification
Six months ended June 30, 2016	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
		(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	57	$57,304	$58,378	$1,074	$—
Combination of concession types	12	21,414	20,169	(1,245)	—
Real estate:
Commercial
Principal deferral	26	6,209	6,158	(51)	—
Interest rate reduction	1	129	129	—	(25)
Other	1	4,723	4,447	(276)	—
Combination of concession types	9	10,998	10,932	(66)	(66)
Residential builder and developer
Principal deferral	3	23,905	22,958	(947)	—
Other commercial construction
Principal deferral	1	250	250	—	—
Combination of concession types	1	124	124	—	—
Residential
Principal deferral	25	2,944	3,231	287	—
Combination of concession types	18	3,364	3,491	127	—
Residential-limited documentation
Principal deferral	3	276	333	57	—
Combination of concession types	5	1,312	1,379	67	(339)
Consumer:
Home equity lines and loans
Principal deferral	4	404	404	—	—
Combination of concession types	54	6,233	6,233	—	(563)
Automobile
Principal deferral	92	679	679	—	—
Other	38	55	55	—	—
Combination of concession types	8	85	85	—	(3)
Other
Principal deferral	55	925	925	—	—
Other	5	45	45	—	—
Combination of concession types	17	196	196	—	(32)

Total	435	$141,574	$140,601	$(973)	$(1,028)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.	Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Six months ended June 30, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	51	$17,590	$16,912	$(678)	$—
Interest rate reduction	1	99	99	—	(19)
Other	2	8,991	8,883	(108)	—
Combination of concession types	5	25,044	24,853	(191)	(239)
Real estate:
Commercial
Principal deferral	22	42,775	41,361	(1,414)	—
Combination of concession types	5	2,082	2,073	(9)	(105)
Residential builder and developer
Principal deferral	2	10,650	10,598	(52)	—
Residential
Principal deferral	19	1,414	1,496	82	—
Combination of concession types	12	1,255	1,415	160	(178)
Residential-limited documentation
Principal deferral	1	161	161	—	—
Combination of concession types	3	634	636	2	(30)
Consumer:
Home equity lines and loans
Principal deferral	2	1,219	1,219	—	—
Combination of concession types	19	1,552	1,552	—	(225)
Automobile
Principal deferral	98	918	918	—	—
Interest rate reduction	7	137	137	—	(10)
Other	23	41	41	—	—
Combination of concession types	17	222	222	—	(11)
Other
Principal deferral	49	1,066	1,066	—	—
Other	7	80	80	—	—
Combination of concession types	23	267	267	—	(32)

Total	368	$116,197	$113,989	$(2,208)	$(849)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2016 and 2015 and for which there was a subsequent payment default during the six-month periods ended June 30, 2016 and 2015, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $158 million and $172 million at June 30, 2016 and December 31, 2015, respectively. There were $305 million and $315 million at June 30, 2016 and December 31, 2015, respectively, in loans secured by residential real estate that were in the process of foreclosure.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.	Borrowings

M&T had $515 million of fixed and variable rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) outstanding at June 30, 2016 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, beginning in 2016 none of the securities are includable in M&T’s Tier 1 regulatory capital, but do qualify for inclusion in Tier 2 regulatory capital.

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

Also included in long-term borrowings are agreements to repurchase securities of $1.9 billion at each of June 30, 2016 and December 31, 2015. The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates. The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $2.0 billion at each of June 30, 2016 and December 31, 2015.

6.	Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.	Shareholders’ equity, continued

Issued and outstanding preferred stock of M&T as of June 30, 2016 and December 31, 2015 is presented below:

	Shares issued and outstanding	Carrying value
	(dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	230,000	$230,000

Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	151,500	$151,500

Series D (b)
Fixed Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000

Series E (c)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $1,000 liquidation preference per share	350,000	$350,000

(a)	Dividends, if declared, are paid at 6.375%. Warrants to purchase M&T common stock at $73.86 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 713,855 at June 30, 2016 and 719,175 at December 31, 2015.
(b)	Dividends, if declared, are paid semi-annually at a rate of 6.875% per year. The shares became redeemable in whole or in part on June 15, 2016.
(c)	Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 361 basis points (hundredths of one percent). The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at June 30, 2016 and December 31, 2015. The obligation under that warrant was assumed by M&T in an acquisition.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7.	Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended June 30
	2016	2015	2016	2015
	(in thousands)

Service cost	$6,137	5,832	340	174
Interest cost on projected benefit obligation	20,822	17,732	1,281	652
Expected return on plan assets	(26,423)	(23,476)	—	—
Amortization of prior service credit	(789)	(1,478)	(330)	(329)
Amortization of net actuarial loss	6,773	11,237	30	28

Net periodic benefit cost	$6,520	9,847	1,321	525

	Pension benefits		Other postretirement benefits
	Six months ended June 30
	2016	2015	2016	2015
	(in thousands)

Service cost	$12,519	11,832	798	374
Interest cost on projected benefit obligation	41,705	35,507	2,486	1,302
Expected return on plan assets	(54,237)	(47,051)	—	—
Amortization of prior service credit	(1,614)	(3,003)	(680)	(679)
Amortization of net actuarial loss	15,073	22,412	30	53

Net periodic benefit cost	$13,446	19,697	2,634	1,050

Expense incurred in connection with the Company’s defined contribution pension and retirement savings plans totaled $15,274,000 and $13,346,000 for the three months ended June 30, 2016 and 2015, respectively, and $32,964,000 and $30,096,000 for the six months ended June 30, 2016 and 2015, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands, except per share)
Income available to common shareholders:

Net income	$336,031	286,688	634,559	528,301
Less: Preferred stock dividends (a)	(20,317)	(20,317)	(40,635)	(40,635)

Net income available to common equity	315,714	266,371	593,924	487,666
Less: Income attributable to unvested stock-based compensation awards	(2,746)	(2,900)	(5,227)	(5,371)

Net income available to common shareholders	$312,968	263,471	588,697	482,295

Weighted-average shares outstanding:

Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	159,164	133,818	159,692	133,680
Less: Unvested stock-based compensation awards	(1,362)	(1,462)	(1,424)	(1,477)

Weighted-average shares outstanding	157,802	132,356	158,268	132,203

Basic earnings per common share	$1.98	1.99	3.72	3.65

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.	Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands, except per share)

Net income available to common equity	$315,714	266,371	593,924	487,666

Less: Income attributable to unvested stock-based compensation awards	(2,740)	(2,890)	(5,217)	(5,353)

Net income available to common shareholders	$312,974	263,481	588,707	482,313

Adjusted weighted-average shares outstanding:

Common and unvested stock-based compensation awards	159,164	133,818	159,692	133,680
Less: Unvested stock-based compensation awards	(1,362)	(1,462)	(1,424)	(1,477)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	539	760	493	741

Adjusted weighted-average shares outstanding	158,341	133,116	158,761	132,944

Diluted earnings per common share	$1.98	1.98	3.71	3.63

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 2.7 million and 1.6 million common shares during the three-month periods ended June 30, 2016 and 2015, respectively, and 2.8 million and 2.1 million common shares during the six-month periods ended June 30, 2016 and 2015, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance – January 1, 2016	$16,359	62,849	(489,660)	(4,093)	$(414,545)		162,918	$(251,627)

Other comprehensive income before reclassifications:
Unrealized holding gains, net	9,260	227,118	—	—	236,378		(93,010)	143,368
Foreign currency translation adjustment	—	—	—	(2,489)	(2,489)		871	(1,618)

Total other comprehensive income (loss) before reclassifications	9,260	227,118	—	(2,489)	233,889		(92,139)	141,750

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	—	2,081	—	—	2,081	(b)	(819)	1,262
Gains realized in net income	—	(268)	—	—	(268	)(c)	102	(166)
Accretion of net gain on terminated cash flow hedges	—	—	—	(77)	(77	)(d)	30	(47)
Amortization of prior service credit	—	—	(2,294)	—	(2,294	)(e)	902	(1,392)
Amortization of actuarial losses	—	—	15,103	—	15,103	(e)	(5,904)	9,199

Total reclassifications	—	1,813	12,809	(77)	14,545		(5,689)	8,856

Total gain (loss) during the period	9,260	228,931	12,809	(2,566)	248,434		(97,828)	150,606

Balance – June 30, 2016	$25,619	291,780	(476,851)	(6,659)	$(166,111)		65,090	$(101,021)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.	Comprehensive income, continued

	Investment securities
	With OTTI (a)	All other	Defined benefit plans	Other	Total amount before tax		Income tax	Net
	(in thousands)

Balance – January 1, 2015	$7,438	201,828	(503,027)	(4,082)	$(297,843)		116,849	$(180,994)

Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	5,670	(85,602)	—	—	(79,932)		31,617	(48,315)
Foreign currency translation adjustment	—	—	—	(779)	(779)		261	(518)
Gains on cash flow hedges	—	—	—	1,453	1,453		(568)	885

Total other comprehensive income (loss) before reclassifications	5,670	(85,602)	—	674	(79,258)		31,310	(47,948)

Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:

Accretion of unrealized holding losses on HTM securities	—	1,589	—	—	1,589	(b)	(621)	968
Losses realized in net income	—	108	—	—	108	(c)	(40)	68
Accretion of net gain on terminated cash flow hedges	—	—	—	(63)	(63	)(d)	25	(38)
Amortization of prior service credit	—	—	(3,682)	—	(3,682	)(e)	1,640	(2,042)
Amortization of actuarial losses	—	—	22,465	—	22,465	(e)	(9,981)	12,484

Total reclassifications	—	1,697	18,783	(63)	20,417		(8,977)	11,440

Total gain (loss) during the period	5,670	(83,905)	18,783	611	(58,841)		22,333	(36,508)

Balance – June 30, 2015	$13,108	117,923	(484,244)	(3,471)	$(356,684)		139,182	$(217,502)

(a)	Other-than-temporary impairment
(b)	Included in interest income
(c)	Included in gain (loss) on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

			Defined
	Investment securities		benefit
	With OTTI	All other	plans	Other	Total
	(in thousands)

Balance – December 31, 2015	$9,921	38,166	(296,979)	(2,735)	$(251,627)

Net gain (loss) during period	5,616	138,848	7,807	(1,665)	150,606

Balance – June 30, 2016	$15,537	177,014	(289,172)	(4,400)	$(101,021)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not material as of June 30, 2016.

The net effect of interest rate swap agreements was to increase net interest income by $10 million and $11 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $20 million and $22 million for the six-month periods ended June 30, 2016 and 2015, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted- average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
June 30, 2016
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	1.2	4.42%	1.63%

December 31, 2015
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	1.7	4.42%	1.39%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $20.1 billion and $18.4 billion at June 30, 2016 and December 31, 2015, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $826 million and $1.6 billion at June 30, 2016 and December 31, 2015, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$33,648	43,892	—	—
Commitments to sell real estate loans (a)	71	1,844	8,545	656

	33,719	45,736	8,545	656

Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	21,431	10,282	48	403
Commitments to sell real estate loans (a)	292	533	7,720	846
Trading:
Interest rate contracts (b)	401,512	203,517	345,681	153,723
Foreign exchange and other option and futures contracts (b)	7,975	8,569	6,860	7,022

	431,210	222,901	360,309	161,994

Total derivatives	$464,929	268,637	368,854	162,650

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

	Amount of gain (loss) recognized
	Three months ended June 30, 2016		Three months ended June 30, 2015
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(7,611)	7,146	(9,354)	8,952

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$5,782		1,772
Foreign exchange and other option and futures contracts (b)	2,457		1,621

Total	$8,239		3,393

	Amount of gain (loss) recognized
	Six months ended June 30, 2016		Six months ended June 30, 2015
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships

Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(10,244)	9,016	(9,750)	9,113

Derivatives not designated as hedging instruments

Trading:
Interest rate contracts (b)	$6,756		2,432
Foreign exchange and other option and futures contracts (b)	3,669		4,410

Total	$10,425		6,842

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

The Company has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $28 million and $18 million at June 30, 2016 and December 31, 2015, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $113 million and $59 million at June 30, 2016 and December 31, 2015, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $108 million and $55 million at June 30, 2016 and December 31, 2015, respectively. The Company was required to post collateral relating to those positions of $102 million and $52 million at June 30, 2016 and December 31, 2015, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2016 was $21 million, for which the Company had posted collateral of $17 million in the normal course of business. If the credit risk-related contingent features had been triggered on June 30, 2016, the maximum amount of additional collateral the Company would have been required to post to counterparties was $4 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $14 million and $23 million at June 30, 2016 and December 31, 2015, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $9 million and $19 million at June 30, 2016 and December 31, 2015, respectively. Counterparties posted collateral relating to those positions of $9 million and $22 million at June 30, 2016 and December 31, 2015, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral for contracts in a net liability position. The net fair values of derivative instruments cleared through clearinghouses at June 30, 2016 was a net liability position of $212 million and at December 31, 2015 was a net liability position of $50 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.	Derivative financial instruments, continued

Collateral posted with clearinghouses was $280 million and $99 million at June 30, 2016 and December 31, 2015, respectively.

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

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At June 30, 2016 and December 31, 2015, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $24 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.1 billion at each of June 30, 2016 and December 31, 2015. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $279 million, including $70 million of unfunded commitments, at June 30, 2016 and $295 million, including $78 million of unfunded commitments, at December 31, 2015. Contingent commitments to provide additional capital contributions to these partnerships were not material at June 30, 2016. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $11 million and $22 million of its investments in qualified affordable housing projects to income tax expense during the three months and six months ended June 30, 2016, respectively, and recognized $14 million and $28

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.	Variable interest entities and asset securitizations, continued

million of tax credits and other tax benefits during those respective periods. Similarly, for the three months and six months ended June 30, 2015, the Company amortized $11 million and $21 million, respectively, of its investments in qualified affordable housing projects to income tax expense and recognized $15 million and $29 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

12.	Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2016.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

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

Included in collateralized debt obligations are securities backed by trust preferred securities issued by financial institutions and other entities. The Company could not obtain pricing indications for many of these securities from its two primary independent pricing sources. The Company, therefore, performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at June 30, 2016 and December 31, 2015. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR ranging from 4% to 10%, with a weighted-average of 8%, was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At June 30, 2016, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $28 million and $43 million, respectively, and at December 31, 2015 were $28 million and $47 million, respectively. Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

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

The following tables present assets and liabilities at June 30, 2016 and December 31, 2015 measured at estimated fair value on a recurring basis:

	Fair value measurements at June 30, 2016	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)

Trading account assets	$506,131	62,167	443,964	—
Investment securities available for sale:
U.S. Treasury and federal agencies	400,348	—	400,348	—
Obligations of states and political subdivisions	5,241	—	5,241	—
Mortgage-backed securities:
Government issued or guaranteed	11,267,278	—	11,267,278	—
Privately issued	57	—	—	57
Collateralized debt obligations	43,305	—	—	43,305
Other debt securities	114,771	—	114,771	—
Equity securities	87,974	59,647	28,327	—

	11,918,974	59,647	11,815,965	43,362

Real estate loans held for sale	602,019	—	602,019	—
Other assets (b)	55,442	—	34,011	21,431

Total assets	$13,082,566	121,814	12,895,959	64,793

Trading account liabilities	$352,541	—	352,541	—
Other liabilities (b)	16,313	—	16,265	48

Total liabilities	$368,854	—	368,806	48

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	Fair value measurements at December 31, 2015	Level 1(a)	Level 2(a)	Level 3
	(in thousands)

Trading account assets	$273,783	56,763	217,020	—
Investment securities available for sale:
U.S. Treasury and federal agencies	299,997	—	299,997	—
Obligations of states and political subdivisions	6,028	—	6,028	—
Mortgage-backed securities:
Government issued or guaranteed	11,686,628	—	11,686,628	—
Privately issued	74	—	—	74
Collateralized debt obligations	47,393	—	—	47,393
Other debt securities	118,880	—	118,880	—
Equity securities	83,671	65,178	18,493	—

	12,242,671	65,178	12,130,026	47,467

Real estate loans held for sale	392,036	—	392,036	—
Other assets (b)	56,551	—	46,269	10,282

Total assets	$12,965,041	121,941	12,785,351	57,749

Trading account liabilities	$160,745	—	160,745	—
Other liabilities (b)	1,905	—	1,502	403

Total liabilities	$162,650	—	162,247	403

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016 and the year ended December 31, 2015.
(b)	Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2016 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)

Balance – March 31, 2016	$65	45,040		16,885

Total gains (losses) realized/unrealized:
Included in earnings	—	—		35,430	(b)
Included in other comprehensive income	—	(1,070	)(c)	—
Sales	—	—		—
Settlements	(8)	(665)		—
Transfers in and/or out of Level 3 (a)	—	—		(30,932	)(d)

Balance – June 30, 2016	$57	43,305		21,383

Changes in unrealized gains included in earnings related to assets still held at June 30, 2016	$—	—		19,882	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2015 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)

Balance – March 31, 2015	$95	47,278		26,230

Total gains realized/unrealized:
Included in earnings	—	—		16,132	(b)
Included in other comprehensive income	—	7,629	(c)	—
Sales	—	—		—
Settlements	(7)	(4,424)		—
Transfers in and/or out of Level 3 (a)	—	—		(31,156	)(d)

Balance – June 30, 2015	$88	50,483		11,206

Changes in unrealized gains included in earnings related to assets still held at June 30, 2015	$—	—		6,330	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2016 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)

Balance – January 1, 2016	$74	47,393		9,879

Total gains (losses) realized/unrealized:
Included in earnings	—	—		59,328	(b)
Included in other comprehensive income	—	(3,218	)(c)	—
Settlements	(17)	(870)		—
Transfers in and/or out of Level 3 (a)	—	—		(47,824	)(d)

Balance – June 30, 2016	$57	43,305		21,383

Changes in unrealized gains included in earnings related to assets still held at June 30, 2016	$—	—		20,661	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2015 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)

Balance – January 1, 2015	$103	50,316		17,347

Total gains realized/unrealized:
Included in earnings	—	—		45,902	(b)
Included in other comprehensive income	—	5,625	(c)	—
Settlements	(15)	(5,458)		—
Transfers in and/or out of Level 3 (a)	—	—		(52,043	)(d)

Balance – June 30, 2015	$88	50,483		11,206

Changes in unrealized gains included in earnings related to assets still held at June 30, 2015	$—	—		8,763	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Reported as net unrealized gains (losses) on investment securities in the consolidated statement of comprehensive income.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 15% to 90% at June 30, 2016. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related non-recurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $242 million at June 30, 2016 ($141 million and $101 million of which were classified as Level 2 and Level 3, respectively), $210 million at December 31, 2015 ($106 million and $104 million of which were classified as Level 2 and Level 3, respectively) and $147 million at June 30, 2015 ($89 million and $58 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2016 were decreases of $4 million and $31 million for the three- and six-month periods ended June 30, 2016, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2015 were decreases of $34 million and $42 million for the three- and six-month periods ended June 30, 2015, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $33 million and $13 million at June 30, 2016 and 2015, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2016 and 2015.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at June 30, 2016 and December 31, 2015:

	Fair value at June 30, 2016	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$57	Two independent pricing quotes	—	—

Collateralized debt obligations	43,305	Discounted cash flow	Probability of default	10%-55% (30%)
			Loss severity	100%

Net other assets (liabilities)(a)	21,383	Discounted cash flow	Commitment expirations	0%-93% (36%)

	Fair value at December 31, 2015	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements

Privately issued mortgage–backed securities	$74	Two independent pricing quotes	—	—

Collateralized debt obligations	47,393	Discounted cash flow	Probability of default	10%-56% (31%)
			Loss severity	100%

Net other assets (liabilities) (a)	9,879	Discounted cash flow	Commitment expirations	0%-60% (39%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2016
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,284,442	1,284,442	1,216,801	67,641	—
Interest-bearing deposits at banks	8,474,839	8,474,839	—	8,474,839	—
Trading account assets	506,131	506,131	62,167	443,964	—
Investment securities	14,963,084	15,011,922	59,647	14,779,939	172,336
Loans and leases:
Commercial loans and leases	21,469,242	21,119,041	—	—	21,119,041
Commercial real estate loans	30,711,230	30,553,720	—	227,929	30,325,791
Residential real estate loans	24,530,249	24,738,004	—	4,673,968	20,064,036
Consumer loans	11,811,277	11,713,181	—	—	11,713,181
Allowance for credit losses	(970,496)	—	—	—	—

Loans and leases, net	87,551,502	88,123,946	—	4,901,897	83,222,049
Accrued interest receivable	299,158	299,158	—	299,158	—

Financial liabilities:
Noninterest-bearing deposits	$(30,700,066)	(30,700,066)	—	(30,700,066)	—
Savings and interest-checking deposits	(51,126,237)	(51,126,237)	—	(51,126,237)	—
Time deposits	(12,630,277)	(12,677,606)	—	(12,677,606)	—
Deposits at Cayman Islands office	(193,523)	(193,523)	—	(193,523)	—
Short-term borrowings	(407,123)	(407,123)	—	(407,123)	—
Long-term borrowings	(10,328,751)	(10,382,523)	—	(10,382,523)	—
Accrued interest payable	(80,165)	(80,165)	—	(80,165)	—
Trading account liabilities	(352,541)	(352,541)	—	(352,541)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$21,383	21,383	—	—	21,383
Commitments to sell real estate loans	(15,902)	(15,902)	—	(15,902)	—
Other credit-related commitments	(125,630)	(125,630)	—	—	(125,630)
Interest rate swap agreements used for interest rate risk management	33,648	33,648	—	33,648	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12.	Fair value measurements, continued

	December 31, 2015
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$1,368,040	1,368,040	1,276,678	91,362	—
Interest-bearing deposits at banks	7,594,350	7,594,350	—	7,594,350	—
Trading account assets	273,783	273,783	56,763	217,020	—
Investment securities	15,656,439	15,660,877	65,178	15,406,404	189,295
Loans and leases:
Commercial loans and leases	20,422,338	20,146,201	—	—	20,146,201
Commercial real estate loans	29,197,311	29,044,244	—	38,774	29,005,470
Residential real estate loans	26,270,103	26,267,771	—	4,727,816	21,539,955
Consumer loans	11,599,747	11,550,270	—	—	11,550,270
Allowance for credit losses	(955,992)	—	—	—	—

Loans and leases, net	86,533,507	87,008,486	—	4,766,590	82,241,896
Accrued interest receivable	306,496	306,496	—	306,496	—

Financial liabilities:
Noninterest-bearing deposits	$(29,110,635)	(29,110,635)	—	(29,110,635)	—
Savings and interest-checking deposits	(49,566,644)	(49,566,644)	—	(49,566,644)	—
Time deposits	(13,110,392)	(13,135,042)	—	(13,135,042)	—
Deposits at Cayman Islands office	(170,170)	(170,170)	—	(170,170)	—
Short-term borrowings	(2,132,182)	(2,132,182)	—	(2,132,182)	—
Long-term borrowings	(10,653,858)	(10,639,556)	—	(10,639,556)	—
Accrued interest payable	(85,145)	(85,145)	—	(85,145)	—
Trading account liabilities	(160,745)	(160,745)	—	(160,745)	—

Other financial instruments:
Commitments to originate real estate loans for sale	$9,879	9,879	—	—	9,879
Commitments to sell real estate loans	875	875	—	875	—
Other credit-related commitments	(122,334)	(122,334)	—	—	(122,334)
Interest rate swap agreements used for interest rate risk management	43,892	43,892	—	43,892	—

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

	June 30, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,569,936	5,631,680
Commercial real estate loans to be sold	112,251	57,597
Other commercial real estate	6,325,178	5,949,933
Residential real estate loans to be sold	638,037	488,621
Other residential real estate	286,848	212,619
Commercial and other	11,898,046	11,802,850

Standby letters of credit	3,343,858	3,330,013

Commercial letters of credit	46,748	55,559

Financial guarantees and indemnification contracts	2,926,230	2,794,322

Commitments to sell real estate loans	1,155,969	782,885

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13.	Commitments and contingencies, continued

recourse associated with loans sold under that program totaled approximately $2.6 billion and $2.5 billion at June 30, 2016 and December 31, 2015, respectively.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Nevertheless, given the outcome of the matter discussed in the following paragraph, at June 30, 2016, the Company’s obligation to loan purchasers was not considered material to the Company’s consolidated financial position.

The Company was the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to Freddie Mac and Fannie Mae. A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the U.S. Department of Justice (collectively, the “Government”) investigated whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company fully cooperated with the investigation. The Government advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans did not meet underwriting guidelines. The Company, based on its own review of the sample, did not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerned whether the mortgages sold to Freddie Mac and Fannie Mae complied with applicable underwriting guidelines. The Company also cooperated with that portion of the investigation. In order to bring those investigations to a close, M&T Bank entered into a settlement agreement with the Government under which M&T Bank paid $64 million on May 12, 2016, without admitting liability. As a result, on May 20, 2016, a Joint Stipulation of Dismissal was filed with the United States District Court for the Western District of New York. The settlement did not have a material impact on the Company’s consolidated financial condition or results of operations in the three-month or six-month periods ended June 30, 2016.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements in the 2015 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. As disclosed in the 2015 Annual Report, effective July 1, 2015, the Company changed its internal profitability reporting to move a builder and developer lending unit from the Residential Mortgage Banking segment to the Commercial Real Estate segment. Accordingly, financial information presented herein for the three-month and six-month periods ended June 30, 2015 have been reclassified to conform to the current presentation. As a result, total revenues and net income decreased in the Residential Mortgage Banking segment and increased in the Commercial Real Estate segment by $6 million and $3 million, respectively, for the three-month period ended June 30, 2015 and by $12 million and $5 million, respectively, for the six-month period ended June 30, 2015 from that which was previously reported. During the second quarter of 2016, the Company revised its funds transfer pricing allocation related to the residential real estate loans obtained in the acquisition of Hudson City, retroactive to November 1, 2015. Accordingly, financial information for the three-month period ended March 31, 2016 has been reclassified to conform to the current methodology. As a result, total revenues and net income increased in the Discretionary Portfolio segment and decreased in the “All Other” category by $25 million and $15 million, respectively, for the three months ended March 31, 2016 from that which was previously reported.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

Information about the Company’s segments is presented in the following table:

	Three months ended June 30
	2016			2015
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)

Business Banking	$114,360	1,197	22,747	111,131	1,122	25,354

Commercial Banking	265,481	911	105,392	257,257	1,099	108,081

Commercial Real Estate	192,175	449	84,088	185,410	427	82,598

Discretionary Portfolio	98,460	(14,608)	46,225	20,477	(5,376)	10,756

Residential Mortgage Banking	103,882	21,244	19,980	105,568	12,436	24,852

Retail Banking	345,665	3,132	71,497	305,573	3,259	68,806

All Other	192,050	(12,325)	(13,898)	194,739	(12,967)	(33,759)

Total	$1,312,073	—	336,031	1,180,155	—	286,688

	Six months ended June 30
	2016			2015
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)

Business Banking	$228,049	2,188	48,195	219,691	2,167	50,165

Commercial Banking	519,098	1,967	206,719	503,838	2,184	204,504

Commercial Real Estate	369,555	836	164,617	354,431	509	165,189

Discretionary Portfolio	209,804	(28,931)	100,749	35,951	(10,819)	16,710

Residential Mortgage Banking	200,817	40,904	37,057	211,325	23,823	54,312

Retail Banking	684,711	6,146	134,785	605,964	6,396	137,694

All Other	392,936	(23,110)	(57,563)	348,746	(24,260)	(100,273)

Total	$2,604,970	—	634,559	2,279,946	—	528,301

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14.	Segment information, continued

	Average total assets
	Six months ended June 30			Year ended December 31 2015
	2016	2015
	(in millions)

Business Banking	$5,440	5,313		5,339

Commercial Banking	25,195	23,997		24,143

Commercial Real Estate	20,116	18,514	(b)	18,827

Discretionary Portfolio	41,900	23,029		26,648

Residential Mortgage Banking	2,587	3,090	(b)	2,918

Retail Banking	11,640	10,830		11,035

All Other	16,601	11,977		12,870

Total	$123,479	96,750		101,780

(a)	Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $6,522,000 and $6,020,000 for the three-month periods ended June 30, 2016 and 2015, respectively, and $12,854,000 and $11,858,000 for the six-month periods ended June 30, 2016 and 2015, respectively, and is eliminated in “All Other” total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of “All Other” total revenues.
(b)	Average assets of the Commercial Real Estate and Residential Mortgage Banking segments for the six-month period ended June 30, 2015 differ by approximately $323 million from the previously reported balances reflecting the noted change in the Company’s internal profitability reporting to move a builder and developer lending unit from the Residential Mortgage Banking segment to the Commercial Real Estate segment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15.	Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $17 million at June 30, 2016.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty mortgage finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.8 billion and $4.1 billion at June 30, 2016 and December 31, 2015, respectively. Revenues from those servicing rights were $5 million and $6 million during the three months ended June 30, 2016 and 2015, respectively, and $10 million and $12 million for the six months ended June 30, 2016 and 2015, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $34.5 billion and $37.7 billion at June 30, 2016 and December 31, 2015, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $25 million and $30 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $48 million and $65 million for the six-month periods ended June 30, 2016 and 2015, respectively. In addition, the Company held $169 million and $181 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2016 and December 31, 2015, respectively, that were securitized by Bayview Financial.

16.	Sale of trust accounts

In April 2015, the Company sold the trade processing business within the retirement services division of its Institutional Client Services business. That sale resulted in an after-tax gain of $23 million ($45 million pre-tax) that reflected the allocation of approximately $11 million of previously recorded goodwill to the divested business. Revenues of the sold business had been included in “trust income” and were $9 million during the three months ended March 31, 2015. There were no revenues from the sold business recognized during the three months ended June 30, 2015 or thereafter. After considering related expenses, net income attributable to the business that was sold was not material to the consolidated results of operations of the Company in any of those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2016 was $336 million, compared with $287 million in the year-earlier quarter. Diluted earnings per common share for each of those periods were $1.98. During the initial quarter of 2016, net income totaled $299 million or $1.73 of diluted earnings per common share. Basic earnings per common share were $1.98 in the recent quarter, $1.99 in the second quarter of 2015 and $1.74 in the first quarter of 2016. For the first half of 2016, net income totaled $635 million or $3.71 of diluted earnings per common share, compared with $528 million or $3.63 of diluted earnings per common share in the year-earlier period. Basic earnings per common share for the six-month periods ended June 30, 2016 and 2015 were $3.72 and $3.65, respectively.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.09%, compared with 1.18% in the year-earlier quarter and .97% in the first quarter of 2016. The annualized rate of return on average common shareholders’ equity was 8.38% in the second quarter of 2016, compared with 9.37% and 7.44% in the three-month periods ended June 30, 2015 and March 31, 2016, respectively. During the six-month period ended June 30, 2016, the annualized rates of return on average assets and average common shareholders’ equity were 1.03% and 7.91%, respectively, compared with 1.10% and 8.69%, respectively, in the first half of 2015.

On June 29, 2016, M&T announced that the Federal Reserve did not object to M&T’s proposed 2016 Capital Plan. That capital plan includes the repurchase of up to $1.15 billion of common shares during the four-quarter period starting on July 1, 2016 and an increase in the quarterly common stock dividend in the first quarter of 2017 of up to $.05 per share to $.75 per share. M&T may also continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2015, consistent with the contractual terms of those instruments. Dividends are subject to declaration by M&T’s Board of Directors. Furthermore, on July 19, 2016, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.15 billion of shares of M&T’s common stock subject to all applicable regulatory limitations, including those set forth in M&T’s 2016 Capital Plan.

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

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices. Those acquisition and integration-related expenses (herein referred to as merger-related expenses) totaled $13 million ($8 million after-tax effect) in the second quarter of 2016 ($.05 per diluted common share), compared with $23 million ($14 million after-tax effect) in the first quarter of 2016 ($.09 per diluted common share). There were no merger-related expenses in the first half of 2015. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income during the second quarter of 2016 aggregated $351 million, compared with $290 million in the second quarter of 2015 and $320 million in the initial 2016 quarter. Diluted net operating earnings per common share were $2.07 for the recent quarter, compared with $2.01 in the year-earlier quarter and $1.87 in the first quarter of 2016. For the first six months of 2016, net operating income and diluted net operating earnings per common share were $671 million and $3.94, respectively, compared with $536 million and $3.69, respectively, in the similar 2015 period.

Net operating income in the second quarter of 2016 expressed as an annualized rate of return on average tangible assets was 1.18%, compared with 1.24% and 1.09% in the second quarter of 2015 and the initial 2016 quarter, respectively. Net operating income represented an annualized return on average tangible common equity of 12.68% in the recent quarter, compared with 13.76% and 11.62% in the quarters ended June 30, 2015 and March 31, 2016, respectively. For the first six months of 2016, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.14% and 12.15%, respectively, compared with 1.16% and 12.85%, respectively, in the corresponding 2015 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $870 million in the recent quarter, up 26% from $689 million in the second quarter of 2015. That growth resulted predominantly from the impact of higher average earning assets, which rose $24.5 billion, or 28%, to $111.9 billion in the recent quarter from $87.3 billion in the second quarter of 2015. The higher level of average earning assets in the second quarter of 2016 reflected a $20.5 billion increase in average loans and leases (due predominantly to the Hudson City acquisition, which added $17.2 billion to average loans), a $3.4 billion increase in average interest-bearing deposits at the Federal Reserve Bank of New York and a $720 million rise in average balances of investment securities. As compared with 2015’s second quarter, a 4 basis point

(hundredths of one percent) narrowing in the recent quarter of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was due, in part, to higher rates paid on interest-bearing deposits that reflect time deposits obtained in the acquisition of Hudson City. Taxable-equivalent net interest income in the recent quarter declined $8 million from the $878 million recorded in the first quarter of 2016, largely due to a 5 basis point narrowing of the net interest margin. Contributing to that narrowing were lower yields earned on investment securities, higher rates paid on interest-bearing deposits, including the impact of time deposits in the former Hudson City markets, and increased balances on deposit at the Federal Reserve Bank of New York. While those low-yield deposits add to interest income, they have the impact of lowering the reported net interest margin.

For the first half of 2016, taxable-equivalent net interest income was $1.75 billion, up 29% from $1.35 billion in the first six months of 2015. That increase was largely attributable to higher average earning assets, which rose $25.3 billion, or 29%, to $111.5 billion in the first six months of 2016 from $86.3 billion in the first half of 2015. Loans obtained in the acquisition of Hudson City added $17.6 billion of average earning assets in the first half of 2016. Partially offsetting the rise in earning assets was a 2 basis point narrowing of the net interest margin to 3.15% in 2016 from 3.17% in 2015. That narrowing reflected higher rates paid on interest-bearing time deposits, largely related to deposits obtained in the acquisition of Hudson City.

Average loans and leases rose $20.5 billion or 30% to $88.2 billion in the recent quarter from $67.7 billion in the second quarter of 2015. Average commercial loans and leases were $21.4 billion in the second quarter of 2016, up $1.4 billion, or 7%, from $20.0 billion in the year-earlier quarter. Commercial real estate loans averaged $30.1 billion in the recent quarter, an increase of $1.9 billion, or 7%, from $28.2 billion in the second quarter of 2015. Reflecting average balances of $16.8 billion of loans obtained in the Hudson City acquisition, average residential real estate loans increased to $24.9 billion in the second quarter of 2016 from $8.4 billion in the similar 2015 quarter. Residential real estate loans held for sale averaged $308 million in the recent quarter and $437 million in the year-earlier quarter. Average consumer loans and leases totaled $11.7 billion in the recent quarter, $671 million or 6% higher than $11.0 billion in the corresponding quarter of 2015. That growth reflects a $566 million increase in the average balance of automobile loans.

Average loan and lease balances in the recent quarter rose $572 million from the first quarter of 2016. Average commercial loan and lease balances increased $733 million, or 4%, average commercial real estate loan balances increased $709 million, or 2% and average balances of consumer loans increased $131 million, or 1%, while average residential real estate loans declined $1.0 billion, or 4%, from 2016’s first quarter. The decrease in average residential real estate loans was attributable to paydowns of loans obtained in the Hudson City acquisition. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase
		(decrease) from
	2nd Qtr. 2016	2nd Qtr. 2015	1st Qtr. 2016
Commercial, financial, etc.	$21,450	7%	4%
Real estate – commercial	30,134	7	2
Real estate – consumer	24,858	194	(4)
Consumer
Automobile	2,676	27	4
Home equity lines and loans	5,823	(1)	(1)
Other	3,214	6	3

Total consumer	11,713	6	1

Total	$88,155	30%	1%

For the first six months of 2016, average loans and leases totaled $87.9 billion, $20.7 billion, or 31%, higher than in the year-earlier period. The most significant factors contributing to that increase were the residential real estate loans obtained in the Hudson City acquisition and growth in the commercial real estate loan and commercial loan and lease portfolios.

The investment securities portfolio averaged $14.9 billion in the second quarter of 2016, up $720 million, or 5%, from $14.2 billion in the year-earlier quarter. Average balances of investment securities declined $434 million, or 3%, from $15.3 billion averaged in the first quarter of 2016. For the first six months of 2016 and 2015, investment securities averaged $15.1 billion and $13.8 billion, respectively. The increases from the year-earlier periods reflect mortgage-backed securities retained from the acquisition of Hudson City and the net effect of purchases, partially offset by maturities and paydowns of mortgage-backed securities. The Company purchased approximately $3.5 billion of Fannie Mae and Ginnie Mae securities during 2015, $305 million of similar securities during the first quarter of 2016, and $200 million of U.S. Treasury notes during the second quarter of 2016. Those purchases reflect increased holdings of investment securities to satisfy the requirements of the U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirements (“LCR”) that became effective in January 2016.

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the six-month periods ended June 30, 2016 or 2015. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold. Those other earning assets in the aggregate averaged $8.8 billion in the recently completed quarter, compared with $5.5 billion and $8.3 billion in the second quarter of 2015 and the first quarter of 2016, respectively. Interest-bearing deposits at banks averaged $8.7 billion in the second quarter of 2016, $5.3 billion in the year-earlier period and $8.2 billion in the first quarter of 2016. For the six-month periods ended June 30, 2016 and 2015, average balances of interest-bearing deposits at banks were $8.5 billion and $5.2 billion, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets aggregated $111.9 billion in the recent quarter, compared with $87.3 billion in the corresponding quarter of 2015 and $111.2 billion in the initial quarter of 2016. Average earning assets totaled $111.5 billion and $86.3 billion during the six-month periods ended June 30, 2016 and 2015, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $91.5 billion in the second quarter of 2016, up 28% from $71.2 billion in the year-earlier quarter and 2% higher than $89.7 billion in the first quarter of 2016. The Hudson City acquisition added approximately $17.0 billion of core deposits on November 1, 2015, including $9.7 billion of time deposits, $6.6 billion of savings deposits and $691 million of noninterest-bearing deposits. The higher average core deposits in the two most recent quarters as compared with the second quarter of 2015 were predominantly reflective of the impact of the merger with Hudson City. The following table provides an analysis of quarterly changes in the components of average core deposits. For the six-month periods ended June 30, 2016 and 2015, core deposits averaged $90.6 billion and $70.7 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase (decrease) from
	2nd Qtr. 2016	2nd Qtr. 2015	1st Qtr. 2016
Interest-checking deposits	$1,308	—%	(2)%
Savings deposits	49,508	22	4
Time deposits	11,419	345	(2)
Noninterest-bearing deposits	29,249	9	1

Total	$91,484	28%	2%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered certificates of deposit, averaged $1.3 billion in the second quarter of 2016, compared with $353 million and $1.2 billion in the year-earlier quarter and the first quarter of 2016, respectively. The higher averages in the two most recent quarters as compared with the second quarter of 2015 were predominantly due to deposits obtained in the acquisition of Hudson City. Cayman Islands office deposits averaged $183 million, $212 million and $187 million for the three-month periods ended June 30, 2016, June 30, 2015 and March 31, 2016, respectively. Brokered time deposits averaged $59 million in each of the two most recent quarters, compared with $31 million in the second quarter of 2015. The Company also had brokered interest-bearing transaction and brokered money-market deposit accounts, which in the aggregate averaged approximately $1.0 billion in the recent quarter, $1.1 billion in the second quarter of 2015 and $1.2 billion in the first quarter of 2016. The levels of brokered deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured. The level of Cayman Islands office deposits are also reflective of customer demand. Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of less than one year. Average short-term borrowings totaled $1.1 billion in the recent quarter, compared with $195 million in the second quarter of 2015 and $2.1 billion in the initial 2016 quarter. The higher level of such borrowings in the two most recent quarters was predominantly due to short-term borrowings from the Federal Home Loan Bank of New York assumed in the Hudson City acquisition. Those short-term fixed-rate borrowings have various maturity dates throughout 2016. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $161 million and $153 million in the second quarters of 2016 and 2015, respectively, and $137 million in the first quarter of 2016.

Long-term borrowings averaged $10.3 billion in the recent quarter, compared with $10.2 billion in the second quarter of 2015 and $10.5 billion in the initial 2016 quarter. M&T Bank has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Average balances of notes outstanding under that program were $5.2 billion, $5.5 billion and $5.4 billion during the three-month periods ended June 30, 2016, June 30, 2015 and March 31, 2016, respectively. The proceeds of the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high-quality liquid assets that meet the requirements of the LCR. Also included in average long-term borrowings were amounts borrowed from various Federal Home Loan Banks of $1.2 billion in each of the second quarters of 2016 and 2015 and the first quarter of 2016. Subordinated capital notes included in long-term borrowings averaged $1.5 billion during each of the three-month periods ended June 30, 2016, June 30, 2015 and March 31, 2016. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings totaled $515 million in the recent quarter, compared with $562 million in the second quarter of 2015 and $514 million in the first quarter of 2016. In accordance with its 2015 Capital Plan, on April 15, 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Those borrowings had a weighted-average interest rate of 8.24%. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.9 billion during the two most recent quarters and $1.4 billion in the second quarter of 2015. The increases from the second quarter of 2015 reflect agreements to repurchase securities assumed in connection with the Hudson City acquisition. The repurchase agreements held at June 30, 2016 have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of June 30, 2016, interest rate swap agreements were used to hedge approximately $1.4 billion of outstanding fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.95% in the second quarter of 2016, compared with 2.97% in the second quarter of 2015. The yield on earning assets during the recent quarter was 3.51%, down slightly from 3.52% during the second quarter of 2015, while the rate paid on interest-bearing liabilities during the second quarter of 2016 was .56%, compared with .55% in the year-earlier quarter. In the initial 2016 quarter, the net interest spread was 3.01%, the yield on earning assets was 3.54% and the rate paid on interest-bearing liabilities was .53%. For the first half of 2016, the net interest spread was 2.98%, up 1 basis point from the corresponding 2015 period. The yield on earning assets and the rate paid on interest-bearing liabilities were 3.53% and .55%, respectively, during the first six months of 2016, compared with 3.53% and .56%, respectively, in the year-earlier period. As compared with the three-month and six-month periods of 2015, the similar 2016 periods reflect the favorable impact of the increase in short-term interest rates initiated by the Federal Reserve in mid-December 2015 that contributed to higher yields on loans and leases. Largely offsetting that benefit were lower yields on investment securities and higher rates paid on interest-bearing deposits. The narrowing of the net interest spread in the recent quarter as compared with the first quarter of 2016 reflects lower yields on investment securities and higher rates paid on interest-bearing deposits.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $35.7 billion in the second quarter of 2016, compared with $30.8 billion in the year-earlier quarter and $35.1 billion in the initial quarter of 2016. The increases in average net interest-free funds in the two most recent quarters as compared with the second quarter of 2015 reflect higher average balances of noninterest-bearing deposits and shareholders’ equity. Those deposits averaged $29.2 billion in the recent quarter, compared with $26.8 billion and $28.9 billion in the quarters ended June 30, 2015 and March 31, 2016, respectively. During the first six months of 2016 and 2015, average net interest-free funds aggregated $35.4 billion and $30.0 billion, respectively. In connection with the acquisition of Hudson City, the Company added noninterest-bearing deposits of $691 million at the acquisition date. In addition to the impact of the merger, growth in noninterest-bearing deposits since the second quarter of 2015 was due, in part, to higher deposits of commercial and trust customers. The rise in average shareholders’ equity included $3.1 billion of common equity issued in connection with the acquisition of Hudson City as well as net retained earnings. Goodwill and core deposit and other intangible assets averaged $4.7 billion in each of the two most recent quarters, compared with $3.5 billion in the second quarter of 2015. Goodwill of $1.1 billion and core deposit intangible of $132 million resulted from the Hudson City acquisition. The cash surrender value of bank owned life insurance averaged $1.7 billion in each of the three-month periods ended June 30, 2016, June 30, 2015 and March 31, 2016. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .18% in the most recent quarter, compared with .20% in the second quarter of 2015 and .17% in the first quarter of 2016. That contribution for the first six months of 2016 and 2015 was .17% and .20%, respectively.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.13% in the recent quarter, down from 3.17% in the year-earlier quarter and 3.18% in the first quarter of 2016. During the first six months of 2016 and 2015, the net interest margin was 3.15% and 3.17%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of June 30, 2016, June 30, 2015 and March 31, 2016. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those interest rate swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized during each of the quarters ended June 30, 2016, June 30, 2015 and March 31, 2016 were not material to the Company’s results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $34 million at June 30, 2016, $64 million at June 30, 2015, $41 million at March 31, 2016 and $44 million at December 31, 2015. The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of June 30, 2016 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $9 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.63%, respectively, at June 30, 2016. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended June 30
	2016		2015
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,798)	(.05)	(11,143)	(.08)

Net interest income/margin	$9,798	.04%	$11,143	.06%

Average notional amount	$1,400,000		$1,400,000

Rate received(b)		4.42%		4.42%
Rate paid(b)		1.60%		1.22%

	Six months ended June 30
	2016		2015
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(20,131)	(.05)	(22,420)	(.08)

Net interest income/margin	$20,131	.03%	$22,420	.06%

Average notional amount	$1,400,000		$1,400,000

Rate received(b)		4.42%		4.42%
Rate paid(b)		1.53%		1.21%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings aggregated $156 million, $111 million and $99 million at June 30, 2016, June 30, 2015 and December 31, 2015, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $194 million at June 30, 2016, $167 million at June 30, 2015, and $170 million at December 31, 2015.

The Company has also benefited from the placement of brokered deposits. The Company has brokered interest-bearing transaction and brokered money-market deposit accounts which aggregated approximately $1.0 billion at June 30, 2016, $1.1 billion at June 30, 2015 and $1.2 billion at December 31, 2015. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $17 million at June 30, 2016 and less than $1 million at December 31, 2015, while there were no VRDBs in the Company’s trading account at June 30, 2015. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.7 billion at each of June 30, 2016 and December 31, 2015, compared with $1.8 billion at June 30, 2015. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2016 approximately $1.3 billion was available for payment of dividends to M&T from banking subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 5 of Notes to Financial Statements.

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

The accompanying table as of June 30, 2016 and December 31, 2015 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	June 30, 2016	December 31, 2015
+200 basis points	$295,378	243,958
+100 basis points	168,194	145,169
-50 basis points	(118,987)	(99,603)

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $20.1 billion at June 30, 2016, compared with $17.2 billion at June 30, 2015 and $18.4 billion at December 31, 2015. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $826 million at June 30, 2016, compared with $1.6 billion at each of June 30, 2015 and December 31, 2015. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities totaled $506 million and $353 million, respectively, at June 30, 2016, $277 million and $172 million, respectively, at June 30, 2015, and $274 million and $161 million, respectively, at December 31, 2015. Included in trading account assets were assets related to deferred compensation plans totaling $22 million at June 30, 2016 and $24 million at each of June 30, 2015 and December 31, 2015. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at June 30, 2016 were $26 million of liabilities related to deferred compensation plans, compared with $28 million at each of June 30, 2015 and December 31, 2015. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $40 million, $25 million and $33 million at June 30, 2016, June 30, 2015 and December 31, 2015, respectively.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $32 million in the second quarter of 2016, compared with $30 million in the second quarter of 2015 and $49 million in the initial 2016 quarter. For the six-month periods ended June 30, 2016 and 2015, the provision for credit losses was $81 million and $68 million, respectively. Net charge-offs of loans were $24 million in the recently completed quarter, compared with $21 million in the year-earlier quarter and $42 million in the first quarter of 2016. Net charge-offs as an annualized percentage of average loans and leases were .11% in the recent quarter, compared with .13% in the year-earlier quarter and .19% in the initial 2016 quarter. Net charge-offs for the six-month periods ended June 30 aggregated $66 million in 2016 and $58 million in 2015, representing an annualized rate of .15% and .17% of average loans and leases in those respective periods. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

In thousands

	2016
	1st Qtr.	2nd Qtr.	Year to-date
Commercial, financial, leasing, etc.	$902	(3,132)	(2,230)
Real estate:
Commercial	(1,141)	(1,866)	(3,007)
Residential	5,085	3,115	8,200
Consumer	37,394	26,139	63,533

	$42,240	24,256	66,496

	2015
	1st Qtr.	2nd Qtr.	Year to-date
Commercial, financial, leasing, etc.	$8,411	4,056	12,467
Real estate:
Commercial	6,094	2,429	8,523
Residential	2,129	2,071	4,200
Consumer	19,555	12,830	32,385

	$36,189	21,386	57,575

Reflected in net charge-offs of commercial loans and leases in the recent quarter was a $7 million recovery of a previously charged-off loan. Included in net charge-offs of consumer loans were net charge-offs during the quarters ended June 30, 2016, June 30, 2015 and March 31, 2016, respectively, of: automobile loans of $6 million, $2 million and $11 million; recreational vehicle loans of $3 million, $2 million and $12 million; and home equity loans and lines of credit of $4 million, $3 million and $5 million. During the first two quarters of 2016, the Company charged off consumer loans associated with customers who were either deceased or had filed for bankruptcy that, in accordance with GAAP, had previously been considered when determining the level of the allowance for credit losses. Such charge-offs totaled $5 million in the recent quarter and $14 million in the initial 2016 quarter and included $2 million and $11 million, respectively, of loan balances with a current payment status at the time of charge-off. In addition, reflected in consumer loan charge-offs in the recent quarter was a $6 million charge-off of a personal usage loan.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of acquired loans requires estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of the loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $2.2 billion at each of June 30, 2016 and June 30, 2015 and $2.5 billion at December 31, 2015. The decrease in the recent quarter as compared with December 31, 2015 was largely attributable to payments received. The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of June 30, 2016 and December 31, 2015 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	June 30, 2016	December 31, 2015
	(in thousands)

Commercial, financing, leasing, etc.	$7,057	10,806
Commercial real estate	46,959	48,173
Residential real estate	82,495	113,478
Consumer	12,410	17,952

Total	$148,921	190,409

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired at a premium was $16.1 billion and $17.8 billion at June 30, 2016 and December 31, 2015, respectively. A $21 million provision for credit losses was recorded in the fourth quarter of 2015 for incurred losses inherent in those loans. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount. Despite the fact that the determination of aggregate fair value reflects the impact of expected credit losses, GAAP provides that incurred losses in a portfolio of loans acquired at a premium be recognized even though in a relatively homogenous portfolio of residential mortgage loans the specific loans to which the losses relate cannot be individually identified at the acquisition date.

Nonaccrual loans totaled $849 million or .96% of total loans and leases outstanding at June 30, 2016, compared with $797 million or 1.17% a year earlier, $799 million or .91% at December 31, 2015 and $877 million or 1.00% at March 31, 2016. The increase in nonaccrual loans at the two most recent quarter-ends as compared with June 30, 2015 and December 31, 2015 reflects the normal migration of $113 million of previously performing residential real estate loans obtained in the acquisition of Hudson City that became over 90 days past due during the first six months of 2016 and, as such, were not identifiable as purchased impaired as of the acquisition date.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) totaled $298 million or .34% of total loans and leases at June 30, 2016, compared with $239 million or .35% at June 30, 2015, $317 million or .36% at December 31, 2015 and $336 million or .38% at March 31, 2016. Those loans included loans guaranteed by government-related entities of $270 million, $207 million, $276 million and $279 million at June 30, 2016, June 30, 2015, December 31, 2015 and March 31, 2016, respectively. Such guaranteed loans obtained in the acquisition of Hudson City totaled $45 million at June 30, 2016 and $44 million at each of December 31, 2015 and

March 31, 2016. Guaranteed loans also included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $218 million at June 30, 2016, $195 million at June 30, 2015, $221 million at December 31, 2015 and $226 million at March 31, 2016. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans was $662 million at June 30, 2016, or approximately .7% of total loans. Of that amount, $582 million was related to the Hudson City acquisition. Purchased impaired loans totaled $169 million and $768 million at June 30 and December 31, 2015, respectively.

Accruing loans acquired at a discount past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $69 million at June 30, 2016, compared with $79 million at June 30, 2015 and $68 million at December 31, 2015.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $162 million, $156 million and $147 million at June 30, 2016, June 30, 2015 and December 31, 2015, respectively.

Nonaccrual commercial loans and leases aggregated $241 million at June 30, 2016, $210 million at June 30, 2015, $242 million at December 31, 2015 and $280 million at March 31, 2016. The largest commercial loans placed in nonaccrual status since June 30, 2015 were a $21 million relationship with a commercial maintenance services provider with operations in New Jersey and

Pennsylvania that was placed in nonaccrual status in the third quarter of 2015 and a $37 million relationship with a multi-regional manufacturer of refractory brick and other cast-able products placed in nonaccrual status in the first quarter of 2016. The decline in nonaccrual commercial loans from March 31 to June 30, 2016 was due largely to payments received on such loans.

Commercial real estate loans classified as nonaccrual totaled $218 million at June 30, 2016, $246 million at June 30, 2015 and $224 million at each of December 31, 2015 and March 31, 2016. Nonaccrual commercial real estate loans included construction-related loans of $46 million, $78 million, $45 million and $53 million at June 30, 2016, June 30, 2015, December 31, 2015 and March 31, 2016, respectively. Those nonaccrual construction loans included loans to residential builders and developers of $24 million, $57 million, $28 million and $32 million at June 30, 2016, June 30, 2015, December 31, 2015 and March 31, 2016, respectively. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended June 30, 2016 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	June 30, 2016			Quarter ended June 30, 2016
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(b)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)

New York	$806,003	$1,913	.24%	$690	.09%
Pennsylvania	124,102	19,643	15.83	(70)	(.06)
Mid-Atlantic(a)	463,954	3,177	.68	(1,580)	(.35)
Other	504,769	1,554	.31	—	—

Total	$1,898,828	$26,287	1.38%	$(960)	(.05)%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes approximately $15 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Residential real estate loans in nonaccrual status at June 30, 2016 were $282 million, compared with $233 million at June 30, 2015, $215 million at December 31, 2015 and $263 million at March 31, 2016. The increase in residential real estate loans classified as nonaccrual at the two most recent quarter-ends as compared with December 31, 2015 reflects the normal migration of previously performing loans obtained with the acquisition of Hudson City that became more than 90 days delinquent during the first six months of 2016. Such loans increased nonaccrual residential real estate loans by $79 million at March 31, 2016 and by $113 million at June 30, 2016. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making current loan payments at the time and the loans were not recorded at a discount. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $79 million, $68 million, $62 million and $76 million at June 30, 2016, June 30, 2015, December 31, 2015 and March 31, 2016 respectively. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans.

Such loans in the Company’s portfolio prior to the Hudson City transaction were originated by the Company before 2008. Hudson City discontinued its limited documentation loan program in January 2014. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) totaled $271 million (including $46 million obtained in the acquisition of Hudson City) at June 30, 2016, compared with $207 million at June 30, 2015, $284 million at December 31, 2015 and $279 million at March 31, 2016. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2016 is presented in the accompanying table.

Nonaccrual consumer loans totaled $108 million at each of June 30, 2016 and June 30, 2015, $118 million at December 31, 2015 and $110 million at March 31, 2016. Included in nonaccrual consumer loans at June 30, 2016, June 30, 2015, December 31, 2015 and March 31, 2016 were: automobile loans of $12 million, $15 million, $17 million and $15 million, respectively; recreational vehicle loans of $5 million, $8 million, $9 million and $10 million, respectively; and outstanding balances of home equity loans and lines of credit of $87 million, $78 million, $84 million and $79 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2016 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	June 30, 2016			Quarter ended June 30, 2016
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
Residential mortgages:
New York	$6,602,947	$70,130	1.06%	$476	.03%
Pennsylvania	1,747,161	19,068	1.09	52	.01
Maryland	1,302,399	15,293	1.17	(2)	(.01)
New Jersey	5,745,014	31,819	.55	1,678	.11
Other Mid-Atlantic(a)	1,104,550	13,698	1.24	(12)	(.01)
Other	4,069,810	52,153	1.28	287	.03

Total	$20,571,881	$202,161	.98%	$2,479	.05%

Residential construction loans:
New York	$7,968	$18	.23%	$(1)	(.04)%
Pennsylvania	3,883	350	9.01	13	1.13
Maryland	4,119	—	—	—	—
New Jersey	1,019	—	—	—	—
Other Mid-Atlantic(a)	3,444	—	—	—	—
Other	7,129	420	5.89	(2)	(.09)

Total	$27,562	$788	2.86%	$10	.14%

Limited documentation first mortgages:
New York	$1,655,680	$25,693	1.55%	$349	.08%
Pennsylvania	83,208	5,217	6.27	2	.01
Maryland	48,136	2,977	6.18	7	.06
New Jersey	1,536,823	16,139	1.05	187	.05
Other Mid-Atlantic(a)	42,993	2,810	6.54	(14)	(.13)
Other	563,966	26,192	4.64	95	.07

Total	$3,930,806	$79,028	2.01%	$626	.06%

First lien home equity loans and lines of credit:
New York	$1,323,782	$16,866	1.27%	$969	.29%
Pennsylvania	848,355	10,621	1.25	139	.07
Maryland	695,324	8,217	1.18	11	.01
New Jersey	40,230	388	.96	—	—
Other Mid-Atlantic(a)	210,089	1,662	.79	(9)	(.02)
Other	19,338	1,277	6.60	—	—

Total	$3,137,118	$39,031	1.24%	$1,110	.14%

Junior lien home equity loans and lines of credit:
New York	$933,175	$27,313	2.93%	$790	.33%
Pennsylvania	380,564	5,226	1.37	713	.75
Maryland	848,125	9,786	1.15	951	.45
New Jersey	130,916	1,948	1.49	308	1.06
Other Mid-Atlantic(a)	315,860	1,511	.48	81	.10
Other	41,699	1,715	4.11	320	3.08

Total	$2,650,339	$47,499	1.79%	$3,163	.48%

Limited documentation junior lien:
New York	$836	$29	3.48%	$—	—%
Pennsylvania	340	—	—	—	—
Maryland	1,602	—	—	—	—
New Jersey	388	—	—	—	—
Other Mid-Atlantic(a)	709	—	—	—	—
Other	4,987	311	6.23	(3)	(.25)

Total	$8,862	$340	3.84%	$(3)	(.13)%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

Dollars in thousands

	2016 Quarters		2015 Quarters
	Second	First	Fourth	Third	Second

Nonaccrual loans	$848,855	876,691	799,409	787,098	797,146
Real estate and other foreclosed assets	172,473	188,004	195,085	66,144	63,734

Total nonperforming assets	$1,021,328	1,064,695	994,494	853,242	860,880

Accruing loans past due 90 days or more(a)	$298,449	336,170	317,441	231,465	238,568

Government guaranteed loans included in totals above:
Nonaccrual loans	$52,486	49,688	47,052	48,955	58,259
Accruing loans past due 90 days or more	269,962	279,340	276,285	193,998	206,775

Renegotiated loans	$211,159	200,771	182,865	189,639	197,145

Acquired accruing loans past due 90 days or more(b)	$68,591	61,767	68,473	80,827	78,591

Purchased impaired loans(c):
Outstanding customer balance	$1,040,678	1,124,776	1,204,004	278,979	312,507
Carrying amount	662,059	715,874	768,329	149,421	169,240

Nonaccrual loans to total loans and leases, net of unearned discount	.96%	1.00%	.91%	1.15%	1.17%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.15%	1.21%	1.13%	1.24%	1.26%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.34%	.38%	.36%	.34%	.35%

(a)	Excludes loans acquired at a discount. Predominantly residential mortgage loans.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

Real estate and other foreclosed assets totaled $172 million at June 30, 2016, compared with $64 million at June 30, 2015, $195 million at December 31, 2015 and $188 million at March 31, 2016. The higher levels of real estate and other foreclosed assets at June 30, 2016, December 31, 2015 and March 31, 2016 reflect residential real estate properties associated with the Hudson City acquisition, which totaled $109 million, $126 million and $121 million at those respective dates. Gains or losses resulting from the sales of real estate and other foreclosed assets were not material in the three-month periods ended June 30, 2016, June 30, 2015 or March 31, 2016. At June 30, 2016, the Company’s holding of residential real estate-related properties comprised approximately 92% of foreclosed assets.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2016 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the troubled state of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 55% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans were $2.4 billion at June 30, 2016, compared with $2.3 billion at each of June 30, 2015 and March 31, 2016 and $2.1 billion at December 31, 2015. The increase in criticized loan balances since December 31, 2015 reflected $206 million related to commercial real estate loans, including a $63 million loan to a retail outlet and a $56 million loan for condominium development, both in New York City. Approximately 97% of loan balances added to the criticized category during the recent quarter were less than 90 days past due and 95% had a current payment status.

Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed. On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. At June 30, 2016, approximately 54% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 71% (or approximately 33% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At June 30, 2016, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $16 million, compared with $22 million at each of June 30, 2015 and December 31, 2015 and $23 million at March 31, 2016. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2016, approximately 85% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 9% were making contractually allowed payments that do not include repayment of principal.

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

Management believes that the allowance for credit losses at June 30, 2016 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $970 million, or 1.10% of total loans and leases at June 30, 2016, compared with $930 million or 1.36% at June 30, 2015 and $956 million or 1.09% at December 31, 2015. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio. The declines in the ratio of the allowance to total loans and leases at June 30, 2016 and December 31, 2015 as compared with June 30, 2015 reflects the impact of loans (predominantly residential real estate loans) obtained in the acquisition of Hudson City. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance to nonaccrual loans at June 30, 2016 was 114%, compared with 117% a year earlier and 120% at December 31, 2015. Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $448 million in the second quarter of 2016, compared with $497 million in the year-earlier quarter and $421 million in the first quarter of 2016. The increase in other income in the recent quarter as compared with the first quarter of 2016 resulted from higher trust income, mortgage banking revenues, and trading account and foreign exchange gains. The decline in the recent quarter as compared with the year-earlier quarter reflects a $45 million gain in the second quarter of 2015 from the divestiture of the trade processing business within the retirement services business of the Company and lower mortgage banking revenues that were partially offset by higher trading account and foreign exchange gains.

Mortgage banking revenues were $89 million in the recently completed quarter, down from $103 million in the second quarter of 2015 but improved from $82 million in the initial 2016 quarter. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $65 million in the second quarter of 2016, compared with $75 million in the second quarter of 2015 and $60 million in the initial quarter of 2016. The lower level of residential mortgage banking revenues in the recent quarter as compared with the year-earlier quarter reflects declines in revenues associated with servicing residential real estate loans for others and lower gains from origination activities, while the increase from 2016’s first quarter was predominantly attributable to higher gains from origination activities, due primarily to increased volumes of loans originated for sale.

New commitments to originate residential real estate loans to be sold were approximately $858 million in the recent quarter, compared with $995 million and $659 million in the second quarter of 2015 and the first quarter of 2016, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $19 million in the recent quarter, compared with gains of $21 million in the second quarter of 2015 and $14 million in the first quarter of 2016.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during each of the three-month periods ended June 30, 2016, June 30, 2015 and March 31, 2016 were reduced by approximately $1 million related to actual or anticipated settlement of repurchase obligations.

Loans held for sale that were secured by residential real estate totaled $374 million at June 30, 2016, $479 million at June 30, 2015 and $353 million at December 31, 2015. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $816 million and $638 million, respectively, at June 30, 2016, $930 million and $672 million, respectively, at June 30, 2015, and $687 million and $489 million, respectively, at December 31, 2015. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $19 million at each of June 30, 2016 and June 30, 2015, compared with $16 million at December 31, 2015. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenue of $3 million and $1 million in the recent quarter and the initial quarter of 2016, respectively, compared with a net decrease in revenue of $2 million in the second quarter of 2015.

Revenues from servicing residential real estate loans for others were $46 million in the recent quarter, compared with $53 million and $45 million during the quarters ended June 30, 2015 and March 31, 2016, respectively. The decline in the two most recent quarters as compared with the second quarter of 2015 reflects lower revenues from sub-servicing activities. Residential real estate loans serviced for others totaled $57.8 billion at June 30, 2016, compared with $66.5 billion at June 30, 2015, $61.7 billion at December 31, 2015 and $60.0 billion at March 31, 2016. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $34.6 billion at June 30, 2016, $42.3 billion at June 30, 2015, $37.8 billion at December 31, 2015 and $36.3 billion at March 31, 2016. Revenues earned for sub-servicing loans were $25 million and $30 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $23 million for the three-month period ended March 31, 2016. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”).

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage loan servicing assets totaled $117 million at June 30, 2016, compared with $114 million a year earlier and $118 million at each of December 31, 2015 and March 31, 2016.

Commercial mortgage banking revenues were $24 million in the second quarter of 2016, compared with $28 million in the year-earlier period and $22 million in the first quarter of 2016. Included in such amounts were revenues from loan origination and sales activities of $14 million in the recent quarter, compared with $17 million and $12 million in the second quarter of 2015 and the initial 2016 quarter, respectively. Commercial real estate loans originated for sale to other investors totaled $567 million in the second quarter of 2016, compared with $890 million and $355 million in the year-earlier quarter and the first quarter of 2016, respectively. Loan servicing revenues were $10 million in each of the first two quarters of 2016, compared with $11 million in the second quarter of 2015. Capitalized commercial mortgage servicing assets totaled $86 million and $78 million at June 30, 2016 and 2015, respectively, and $84 million at December 31, 2015. Commercial real estate loans serviced for other investors totaled $11.1 billion, $11.3 billion and $11.0 billion at June 30, 2016, June 30, 2015 and December 31, 2015, respectively, and included $2.6 billion, $2.5 billion and $2.5 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $340 million and $112 million, respectively, at June 30, 2016, $425 million and $105 million, respectively, at June 30, 2015 and $96 million and $58 million, respectively, at December 31, 2015. Commercial real estate loans held for sale at June 30, 2016, June 30, 2015 and December 31, 2015 were $228 million, $320 million and $39 million, respectively.

Service charges on deposit accounts totaled $104 million in the second quarter of 2016, compared with $105 million and $102 million in the second quarter of 2015 and the first quarter of 2016, respectively. The higher level of fees in the recent quarter as compared with the first quarter of 2016 was due to higher consumer deposit service fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income totaled $120 million in the second quarter of 2016, compared with $119 million in the second quarter of 2015 and $111 million in the first quarter of 2016. Revenues associated with the ICS business were approximately $58 million during the quarter ended June 30, 2016, compared with $52 million in each of the quarters ended June 30, 2015 and March 31, 2016. The higher ICS revenue in the most recent quarter as compared with the second quarter of 2015 and the first quarter of 2016 reflects stronger sales activities and higher fees earned from money-market mutual funds. Revenues attributable to WAS were approximately $55 million and $58 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $51 million for the three-month period ended March 31, 2016. The decline in such recent quarter revenues as compared with the second quarter of 2015 was due largely to lower customer balances and market performance. The improvement in WAS revenues as compared with the initial 2016 quarter was largely due to annual tax preparation fees recognized in the recent quarter and improved market performance impacting customer balances. Total trust assets, which include assets under management and assets under administration, aggregated $203.6 billion at June 30, 2016, compared with $205.0 billion and $199.2 billion at June 30, 2015 and December 31, 2015, respectively. Trust assets under management were $67.0 billion, $68.3 billion and $66.7 billion at June 30, 2016, June 30, 2015 and December 31, 2015, respectively. Additional trust income from investment management activities totaled $7 million in the recent quarter, $9 million in the second quarter of 2015 and $8 million in the first quarter of 2016. That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager. Assets managed by that affiliated manager were $6.7 billion at June 30, 2016, $8.5 billion at June 30, 2015 and $7.1 billion at December 31, 2015. The Company’s trust income from that affiliate was not material for any of the quarters then-ended. The Company’s proprietary mutual funds had assets of $11.2 billion, $11.9 billion and $12.2 billion at June 30, 2016, June 30, 2015 and December 31, 2015, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $16 million in each of the two most recent quarters, little changed from $17 million in the second quarter of 2015. Gains from trading account and foreign exchange activity totaled $13 million in the second quarter of 2016, compared with $6 million in the year-earlier quarter and $7 million in the first quarter of 2016. The recent quarter increase as compared with those earlier periods resulted predominantly from higher activity related to interest rate swap transactions executed on behalf of commercial customers. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Other revenues from operations totaled $105 million in the second quarter of 2016, compared with $148 million in the year-earlier quarter and $102 million in the first quarter of 2016. The decrease in the recent quarter as compared with the year-earlier quarter reflects the $45 million gain associated with the April 2015 sale of the trade processing business in the retirement services division. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $30 million in the recent quarter, compared with $37 million in the second quarter of 2015 and $28 million in the first quarter of 2016. The higher revenues in 2015’s second quarter were largely attributable to fees for providing loan syndication services. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $13 million during the recent quarter, compared with $15 million in the second quarter of 2015 and $16 million in the first quarter of 2016. Revenues from merchant discount and credit card fees were $27 million in the quarter ended June 30, 2016, compared with $26 million in each of the quarters ended June 30, 2015 and March 31, 2016. Insurance-related sales commissions and other revenues totaled $9 million in the second quarter of 2016, compared with $8 million in the year-earlier quarter and $12 million in the first quarter of 2016. The 2016 initial quarter reflects seasonally higher revenues. M&T’s share of the operating losses of BLG recognized using the equity method of accounting was $3 million in each of the second quarters of 2016 and 2015 and $4 million in the first quarter of 2016. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements. Other miscellaneous revenues and the changes in such revenues from period-to-period were not individually significant.

Other income totaled $869 million in the first half of 2016, compared with $937 million in the year-earlier period. Excluding the gain on the divestiture of the trade processing business, other income aggregated $892 million in the first six months of 2015. The most significant contributors to the decrease in other income during the 2016 period were lower mortgage banking revenues and trust income offset, in part, by higher gains from trading account and foreign exchange activity.

Mortgage banking revenues were $171 million during the first half of 2016, compared with $204 million in the year-earlier period. Residential mortgage banking revenues totaled $124 million in the first six months of 2016, down from $154 million in the first half of 2015. New commitments to originate residential real estate loans to be sold were $1.5 billion and $1.9 billion during the first six months of 2016 and 2015, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $33 million and $42 million during the six-month periods ended June 30, 2016 and 2015, respectively. Revenues from servicing residential mortgage loans for others were $91 million and $111 million for the first six months of 2016 and 2015, respectively. That decline was attributable to lower sub-servicing revenues that totaled $48 million and $65 million in the 2016 and 2015 periods, respectively. The decline in servicing revenues resulted from lower balances of loans serviced for others. Commercial mortgage banking revenues totaled $47 million and $51 million during the six-month periods ended June 30, 2016 and 2015, respectively. That decrease resulted predominantly from revenues associated with loan origination and sales activities. Commercial real estate loans originated for sale to other investors were $922 million in the first half of 2016, compared with $1.3 billion in the similar 2015 period.

Service charges on deposit accounts totaled $206 million and $208 million during the six-month periods ended June 30, 2016 and 2015, respectively. Trust income aggregated $232 million in the first half of 2016, compared with $242 million in the year-earlier period. That decline was largely attributable to revenues of $9 million associated with the trade processing business sold in April 2015 that were recognized in the first quarter of 2015. Brokerage services income totaled $32 million during each of the first six months of 2016 and 2015. Trading account and foreign exchange activity resulted in gains of $21 million and $12 million for the six-month periods ended June 30, 2016 and 2015, respectively. That increase was predominantly the result of higher activity related to interest rate swap transactions executed on behalf of commercial customers.

Other revenues from operations were $207 million in the first half of 2016 and $239 million in the year-earlier period. Excluding the $45 million gain on sale of the trade processing business, other revenues from operations were $194 million for the first half of 2015. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $58 million in 2016 and $63 million in 2015. Income from bank owned life insurance was $29 million and $26 million in 2016 and 2015, respectively. Merchant discount and credit card fees aggregated $53 million in 2016 and $50 million in 2015. Insurance-related sales commissions and other revenues totaled $22 million and $19 million in the first six months of 2016 and 2015, respectively. M&T’s investment in BLG resulted in losses of $6 million and $7 million for the first half of 2016 and 2015, respectively. Also contributing to the increase in other revenues from operations in the first half of 2016 as compared with the year-earlier period were higher corporate advisory fees of $4 million.

Other Expense

Other expense totaled $750 million in the second quarter of 2016, compared with $697 million in the year-earlier quarter and $776 million in the first quarter of 2016. Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of (i) amortization of core deposit and other intangible assets of $11 million in the most recent quarter, $6 million in the second quarter of 2015 and $12 million in the first quarter of 2016 and (ii) merger-related expenses of $13 million in the second quarter of 2016 and $23 million in the first quarter of 2016. There were no merger-related expenses during the second quarter of 2015. Exclusive of those nonoperating expenses, noninterest operating expenses totaled $726 million in the second quarter of 2016, compared with $691 million in the year-earlier quarter and $741 million in the first quarter of 2016. The most significant factors for the higher level of operating expenses in the recent quarter as compared with the second quarter of 2015 was the impact of operations obtained in the Hudson City acquisition and increased Federal Deposit Insurance Corporation (“FDIC”) assessments, which were partially offset by a $40 million cash contribution to The M&T Charitable Foundation in the second quarter of 2015. The recent quarter’s lower level of noninterest operating expenses as compared with 2016’s first quarter was due, in large part, to a decline in personnel costs, including stock-based compensation, which were seasonably higher in the initial 2016 period, offset, in part, by higher professional services costs.

Other expense for the first six months of 2016 aggregated $1.53 billion, compared with $1.38 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $24 million and $13 million in the six-month periods ended June 30, 2016 and 2015, respectively, and merger-related expenses of $36 million in the first half of 2016. There were no merger-related expenses during the first half of 2015. Exclusive of those nonoperating expenses, noninterest operating expenses for the six-month period ended June 30, 2016 increased 7% to $1.47 billion from $1.37 billion in the first six months of 2015. That $96 million increase was attributable to costs associated with acquired operations of Hudson City. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $399 million in the recent quarter, compared with $362 million in the second quarter of 2015 and $432 million in the initial 2016 quarter. During the first six months of 2016 and 2015, salaries and employee benefits expense aggregated $830 million and $752 million, respectively. As compared with the 2015 periods, the increases during the three months and six months ended June 30, 2016 were predominantly the result of additional employees associated with the Company’s expanded operations and annual merit increases for employees. The higher level of salaries and employee benefits expense in 2016’s initial quarter as compared with the recent quarter reflects the accelerated recognition of compensation costs in the earlier quarter for stock-based awards granted to retirement-eligible employees as well as the seasonally higher unemployment insurance, payroll-related taxes and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. Stock-based compensation totaled $17 million during each of quarters ended June 30, 2016 and June 30, 2015 and $29 million during the quarter ended March 31, 2016, and $45 million and $44 million for the six-month periods ended June 30, 2016 and 2015, respectively. The number of full-time equivalent employees was 16,814 at June 30, 2016, 15,380 at June 30, 2015, 16,979 at December 31, 2015 and 16,718 at March 31, 2016.

Excluding the nonoperating expenses described earlier from each quarter, nonpersonnel operating expenses were $327 million and $329 million in the quarters ended June 30, 2016 and June 30, 2015, respectively, and $314 million in the first quarter of 2016. On the same basis, such expenses were $641 million and $619 million during the first six months of 2016 and 2015, respectively. The expenses in the 2016 periods as compared with the 2015 periods reflected higher equipment and net occupancy expenses and increased FDIC assessments, each due largely to the impact of the acquisition of Hudson City, partially offset by a $40 million cash contribution made in the second quarter of 2015 to The M&T Charitable Foundation. As compared with the initial 2016 quarter, the recent quarter increase in nonpersonnel operating expenses was largely the result of higher costs for professional services.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 55.1% during the recent quarter, compared with 58.2% during the second quarter of 2015 and 57.0% in the first quarter of 2016. The efficiency ratios for the six-month periods ended June 30, 2016 and 2015 were 56.0% and 59.8%, respectively. The calculation of the efficiency ratio is presented in table 2.

Income Taxes

The provision for income taxes for the second quarter of 2016 was $194 million, compared with $167 million in the year-earlier quarter and $169 million in the first quarter of 2016. The effective tax rates were 36.6%, 36.8% and 36.2% for the quarters ended June 30, 2016, June 30, 2015 and March 31, 2016, respectively. For the six-month periods ended June 30, 2016 and 2015, the effective tax rates were 36.4% and 36.3%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $16.5 billion at June 30, 2016, representing 13.30% of total assets, compared with $12.7 billion or 13.05% at June 30, 2015 and $16.2 billion or 13.17% at December 31, 2015.

Included in shareholders’ equity was preferred stock with a financial statement carrying value of $1.2 billion at each of June 30, 2016, June 30, 2015 and December 31, 2015. Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.

Common shareholders’ equity aggregated $15.2 billion, or $96.49 per share, at June 30, 2016, compared with $11.4 billion, or $85.90 per share, a year earlier and $14.9 billion, or $93.60 per share, at December 31, 2015. In conjunction with the acquisition of Hudson City, M&T issued 25,953,950 common shares, which added $3.1 billion to common shareholders’ equity on November 1, 2015. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $66.95 at June 30, 2016, $59.39 at June 30, 2015 and $64.28 at December 31, 2015. The Company’s ratio of tangible common equity to tangible assets was 8.87% at June 30, 2016, compared with 8.45% a year earlier and 8.69% at December 31, 2015. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities, net of applicable tax effect, were $193 million, or $1.22 per common share, at June 30, 2016, compared with net unrealized gains of $80 million, or $.60 per common share, at June 30, 2015 and $48 million, or $.30 per common share, at December 31, 2015. The higher unrealized gains at the recent quarter-end as compared with December 31, 2015 resulted largely from lower market yields on the securities in the investment portfolio. Information about unrealized gains and losses as of June 30, 2016 and December 31, 2015 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at June 30, 2016 were pre-tax effect unrealized losses of $26 million on available-for-sale investment securities with an amortized cost of $399 million and pre-tax effect unrealized gains of $366 million on securities with an amortized cost of $11.2 billion. The pre-tax effect unrealized losses reflect $22 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $125 million and an estimated fair value of $103 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

As of June 30, 2016, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. It is likely that the Company will be required to sell certain of its collateralized debt obligations backed by trust preferred securities held in the available-for-sale portfolio to comply with the provisions of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” However, the amortized cost and fair value of those collateralized debt obligations were $24 million and $29 million, respectively, at June 30, 2016 and the Company does not expect that it would realize any material losses if it ultimately was required to sell such securities. As of that date, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its other impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at June 30, 2016 and December 31, 2015, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $169 million and $181 million, respectively, and a fair value of $129 million and $142 million, respectively. At June 30, 2016, 85% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 26% being independently rated as investment grade. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 16% at June 30, 2016, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of June 30, 2016. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 31% and 80%, respectively. The Company has concluded that as of June 30, 2016, its privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $289 million, or $1.83 per common share, at June 30, 2016, $295 million, or $2.22 per common share, at June 30, 2015 and $297 million, or $1.86 per common share, at December 31, 2015.

The Company did not repurchase any shares of its common stock during 2015. However, in accordance with its 2015 Capital Plan, M&T repurchased 948,545 common shares for $100 million in the first quarter of 2016 and 1,319,487 common shares for $154 million in the second quarter of 2016.

On June 29, 2016, M&T announced that the Federal Reserve did not object to M&T’s 2016 Capital Plan. That plan includes the repurchase of up to $1.15 billion of common shares during the four-quarter period starting on July 1, 2016 and an increase in the quarterly common stock dividend in the first quarter of 2017 of up to $.05 per share to $.75 per share. M&T may also continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2015, consistent with the contractual terms of those instruments. Dividends are subject to declaration by M&T’s Board of Directors. Furthermore, on July 19, 2016, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.15 billion of shares of its common stock subject to all applicable regulatory reporting limitations, including those set forth in M&T’s 2016 Capital Plan. During July 2016, M&T repurchased 1,150,000 shares for $132 million in accordance with that program.

Cash dividends declared on M&T’s common stock totaled $111 million in the recent quarter, compared with $94 million and $112 million in the quarters ended June 30, 2015 and March 31, 2016, respectively, and represented a quarterly dividend payment of $.70 per common share in each of those periods. Common stock dividends during the six-month periods ended June 30, 2016 and 2015 were $223 million and $187 million, respectively. Cash dividends declared on preferred stock aggregated $20 million in each of the second quarters of 2016 and 2015 and the first quarter of 2016.

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

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A. as of June 30, 2016 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2016

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.

Common equity Tier 1	11.01%	11.24%	74.53%
Tier 1 capital	12.29%	11.24%	74.53%
Total capital	14.72%	13.25%	75.20%
Tier 1 leverage	9.99%	9.14%	19.56%

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

Segment Information

As required by GAAP, the Company’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company’s segments is presented in note 14 of Notes to Financial Statements. As disclosed in M&T’s Form 10-K for the year ended December 31, 2015, effective July 1, 2015, the Company changed its internal profitability reporting to move a builder and developer lending unit from the Residential Mortgage Banking segment to the Commercial Real Estate segment and, accordingly, the financial information for the Company’s reportable segments for the three-month and six-month periods ended June 30, 2015 have been restated to provide segment information on a comparable basis. Additionally, during the second quarter of 2016, the Company revised its funds transfer pricing allocation related to the residential real estate loans obtained in the acquisition of Hudson City, retroactive to November 1, 2015. Accordingly, financial information for the Discretionary Portfolio segment and the “All Other” category for the three-month period ended March 31, 2016 has been reclassified to conform to the current allocation methodology.

The Business Banking segment earned $23 million in the second quarter of 2016, compared with $25 million in each of the three-month periods ended June 30, 2015 and March 31, 2016. As compared with the year-earlier quarter, higher branch network allocated costs largely associated with the acquired Hudson City operations were partially offset by a $3 million increase in net interest income. The higher net interest income resulted largely from an increase in average outstanding deposit balances of $950 million. The decline in net income from 2016’s first quarter reflected an increase in advertising and promotional expenses and other operating expenses. Net income recorded by the Business Banking segment totaled $48 million in the first six months of 2016, compared with $50 million in the year-earlier period. That 4% year-over-year decline was attributable to higher allocated costs primarily associated with the acquired Hudson City branches, largely offset by a $7 million increase in net interest income and a $4 million decline in the provision for credit losses, due to lower net charge-offs. The improvement in net interest income primarily reflected an increase in average outstanding deposit balances of $1.1 billion.

The Commercial Banking segment recorded net income of $105 million during the quarter ended June 30, 2016, compared with $108 million in the year-earlier quarter and $101 million in the first quarter of 2016. The 2% decline in net income as compared with the second quarter of 2015 reflected higher volume-related and other costs related to data processing, risk management and other services that were partially offset by an $8 million increase in net interest income. The higher net interest income resulted from increases in average outstanding loan and deposit balances of $1.2 billion and $831 million, respectively, and a widening of the net interest margin on deposits of 10 basis points, partially offset by a narrowing of the net interest margin on loans of 7 basis points. The recent quarter’s 4% rise in net income as compared with the first quarter of 2016 was largely due to $5 million increases in each of corporate customer advisory fees and net interest income and a decline in the provision for credit losses of $4 million, due to lower net charge-offs. The higher net interest income largely reflects an increase in average outstanding loan balances of $710 million. Those favorable factors were offset, in part, by increases in FDIC assessments, data processing expenses, and other miscellaneous operating expenses. Net income earned by the Commercial Banking segment totaled $207 million for the first half of 2016, up slightly from $205 million earned in the similar 2015 period. That improvement reflected a $15 million rise in net interest income and an $8 million decline in the provision for credit losses. The higher net interest income resulted from higher average outstanding balances of loans and deposits of $1.2 billion and $501 million, respectively, and a widening of the net interest margin on deposits of 11 basis points, partially offset by a narrowing of the net interest margin on loans of 8 basis points. Those factors were largely offset by an increase in FDIC assessments of $6 million and higher allocated operating expenses associated with data processing, risk management and other support services provided to the Commercial Banking segment.

The Commercial Real Estate segment contributed net income of $84 million in the second quarter of 2016, compared with $83 million in the year-earlier period and $81 million in the first quarter of 2016. The modest improvement in net income as compared with the second quarter of 2015 reflects $5 million increases in each of net interest income and trading account and foreign exchange gains, largely offset by higher FDIC assessments and a decrease in mortgage banking revenues, the result of a decline in origination and sales activities. The higher net interest income resulted from an increase in average outstanding loan balances of $1.7 billion and a widening of the net interest margin on deposits of 13 basis points, partially offset by a narrowing of the net interest margin on loans of 19 basis points. Contributing to the 4% improvement in the recent quarter’s net income as compared with the first quarter of 2016 was a $6 million rise in net interest income and a $5 million increase in trading account and foreign exchange gains. The higher net interest income reflected an increase in average outstanding loan balances of $568 million combined with a 6 basis point widening of the net interest margin on loans. Those favorable factors were partially offset by higher FDIC assessment costs. Net income for the Commercial Real Estate segment totaled $165 million during each of the six-month periods ended June 30, 2016 and 2015. A rise in net interest income of $10 million and higher trading account and foreign exchange gains of $7 million were offset by increased FDIC assessments of $6 million, lower mortgage banking revenues of $3 million and a higher provision for credit losses. The increase in net interest income resulted from higher average outstanding loan balances of $1.6 billion and a widening of the net interest margin on deposits of 14 basis points offset, in part, by a narrowing of the net interest margin on loans of 19 basis points. The higher trading account and foreign exchange gains during the three-month and six-month periods ended June 30, 2016 resulted from increased activity related to interest rate swap transactions executed on behalf of customers.

The Discretionary Portfolio segment recorded net income of $46 million during the three-month period ended June 30, 2016, compared with $11 million in the year-earlier period and $55 million in the first quarter of 2016. The significant improvement as compared with the second quarter of 2015 was predominantly due to the impact of residential real estate loans obtained in the acquisition of Hudson City. Partially offsetting that factor were increases in the provision for credit losses and FDIC assessments of $6 million each, and higher loan and other real estate-related servicing costs. The decline in net income in the recent quarter as compared with the immediately preceding quarter resulted from a $9 million decrease in net interest income, lower bank owned life insurance revenues of $4 million and higher FDIC assessments. The lower net interest income predominantly reflected lower average outstanding loan balances of $936 million and a narrowing of the net interest margin on investment securities of 8 basis points. Year-to-date net income for this segment totaled $101 million in 2016 and $17 million in 2015. That significant increase was predominantly the result of residential real estate loans obtained in the acquisition of Hudson City, partially offset by increases in the provision for credit losses and FDIC assessments of $9 million each and higher loan and other real-estate servicing costs.

Net income from the Residential Mortgage Banking segment was $20 million in the recent quarter, compared with $25 million in the second quarter of 2015 and $17 million in the first quarter of 2016. The decline as compared with the year-earlier period was predominantly attributable to lower revenues from subservicing residential real estate loans. The recent quarter’s improved performance as compared with the first quarter of 2016 reflected a $6 million increase in revenues associated with mortgage origination and sales activities (including intersegment revenues) due to higher origination volumes. The Residential Mortgage Banking segment contributed $37 million of net income in the first six months of 2016, compared with $54 million in the corresponding 2015 period. That decline reflected a $9 million decrease in revenues from mortgage origination and sales activities (including intersegment revenues), due to lower origination volumes, and a decline in revenues from subservicing residential real estate loans.

Net income earned by the Retail Banking segment totaled $71 million in the second quarter of 2016, compared with $69 million in the year-earlier quarter and $63 million in the first quarter of 2016. As compared with the second quarter of 2015, the recent quarter’s improved performance resulted from a $41 million rise in net interest income, predominantly due to the impact of deposits obtained in the acquisition of Hudson City, that was largely offset by: a $14 million increase in personnel-related expenses, resulting from the Hudson City acquisition; a $9 million increase in the provision for credit losses, reflecting a $6 million charge-off of a personal usage loan; increased FDIC assessments of $5 million; higher equipment and net occupancy costs of $4 million, reflecting the impact of the Hudson City acquisition, and a $3 million increase in advertising and promotional expenses. The recent quarter’s 13% improvement in net income as compared with the first quarter of 2016 reflected a $17 million decrease in the provision for credit losses, largely due to partial charge-offs recognized in the first quarter of 2016 on loans for which the Company identified that the customer was either bankrupt or deceased, partially offset by increased FDIC assessments. Net income recorded by the Retail Banking segment totaled $135 million in the first half of 2016 and $138 million in 2015. Factors contributing to that 2% decline were increases in: the provision for credit losses of $30 million, due to higher net charge-offs; personnel costs of $29 million, equipment and net occupancy expenses of $8 million and advertising and promotional expenses of $6 million, all predominantly due to the impact of the acquisition of Hudson City; and FDIC assessment costs of $5 million. Those unfavorable factors were largely offset by an $80 million increase in net interest income, predominantly due to the impact of deposits obtained in the acquisition of Hudson City.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, including the November 2015 Hudson City transaction, M&T’s share of the operating losses of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes the trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses totaling $14 million for the quarter ended June 30, 2016, $34 million in the year-earlier quarter and $44 million in the first quarter of 2016. As compared with the year-earlier quarter, the recent quarter reflects the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses, and a decrease in allocated FDIC assessments that were partially offset by higher personnel-related costs of $20 million and merger-related expenses aggregating $13 million (there were no such expenses in the second quarter of 2015). Results for the second quarter of 2015 reflected the $45 million pre-tax gain related to the sale of the trade processing business within the retirement services division that was mostly offset by $40 million of tax-deductible cash contributions to The M&T Charitable Foundation. The after-tax impact of those two items lowered net income by approximately $1 million. The reduced net loss in the second quarter of 2016 as compared with the immediately preceding quarter reflected a decrease in personnel-related costs of $29 million (resulting from seasonally higher stock-based incentive compensation, unemployment insurance, payroll-related taxes and other benefits in the initial 2016 quarter), a reduction of merger-related expenses of $11 million, an increase in trust income of $9 million and lower allocated FDIC assessments, partially offset by higher professional services costs of $12 million and the impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. The “All Other” category had net losses of $58 million and $100 million for the six months ended June 30, 2016 and 2015, respectively. The improved performance in 2016 was predominantly due to the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, partially offset by $36 million of merger-related expenses (there were no such expenses in the 2015 period).

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

Amended accounting guidance for measurement-period adjustments related to business combinations was also adopted by the Company in the first quarter of 2016. The amended guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is now required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance for the measurement of credit losses on certain financial assets. The amended guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense. Subsequent changes in the allowance will be recorded as an expense. In addition, the amended guidance requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The calculation of credit losses for available-

for-sale securities will be similar to how it is determined under existing guidance. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company is evaluating the impact the amended guidance may have on its consolidated financial statements.

In March 2016, the FASB issued amended accounting guidance for share-based transactions. The amended guidance requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and that excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. The guidance allows an entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance permits share-based awards that allow for the withholding of shares up to the maximum statutory tax ratio in applicable jurisdictions to qualify for equity classification. The previous GAAP threshold was restricted to the employer’s minimum statutory withholding requirements. The guidance also specifies certain changes to the reporting of share-based transactions on the statement of cash flows and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company expects adoption of the guidance will result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for share-based transactions, but the actual amounts recognized in tax expense will be dependent on the amount of share-based transactions entered into and the stock price at the time of vesting.

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

In February 2016, the FASB issued guidance related to the accounting for leases. The core principle of the guidance is that all leases create an asset and a liability for the lessee and, therefore, lease assets and lease liabilities should be recognized in the balance sheet. Lease assets will be recognized as a right-of-use asset and lease liabilities will be recognized as a liability to make lease payments. While the guidance requires all leases to be recognized in the balance sheet, there continues to be a differentiation between finance leases and operating leases for purposes of income statement recognition and cash flow statement presentation. For finance leases, interest on the lease liability and amortization of the right-of-use asset will be recognized separately in the statement of income. Repayments of principal on those lease liabilities will be classified within financing activities and payments of interest on the lease liability will be classified within operating activities in the statement of cash flows. For operating leases, a single lease cost is recognized in the statement of income and allocated over the lease term, generally on a straight-line basis. All cash payments are presented within operating activities in the statement of cash flows. The accounting applied by lessors is largely unchanged from existing GAAP, however, the guidance eliminates the accounting model for leveraged leases for leases that commence after the effective date of the guidance. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated balance sheet. Such leases generally will be required to be presented in the Company’s consolidated balance sheet upon adoption of this guidance. The Company is evaluating the impact the guidance will have on its consolidated financial statements.

In January 2016, the FASB issued amended guidance related to recognition and measurement of financial assets and liabilities. The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option. Separate presentation of financial assets and liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required. The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is evaluating the impact the guidance could have on its consolidated financial statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2016 Quarters		2015 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$977,143	979,166	908,734	776,274	766,374	743,925
Interest expense	106,802	100,870	95,333	77,199	77,226	78,499

Net interest income	870,341	878,296	813,401	699,075	689,148	665,426
Less: provision for credit losses	32,000	49,000	58,000	44,000	30,000	38,000
Other income	448,254	420,933	448,108	439,699	497,027	440,203
Less: other expense	749,895	776,095	786,113	653,816	696,628	686,375

Income before income taxes	536,700	474,134	417,396	440,958	459,547	381,254
Applicable income taxes	194,147	169,274	140,074	154,309	166,839	133,803
Taxable-equivalent adjustment	6,522	6,332	6,357	6,248	6,020	5,838

Net income	$336,031	298,528	270,965	280,401	286,688	241,613

Net income available to common shareholders-diluted	$312,974	275,748	248,059	257,346	263,481	218,837
Per common share data
Basic earnings	$1.98	1.74	1.65	1.94	1.99	1.66
Diluted earnings	1.98	1.73	1.65	1.93	1.98	1.65
Cash dividends	$.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	157,802	158,734	150,027	132,630	132,356	132,049
Diluted	158,341	159,181	150,718	133,376	133,116	132,769

Performance ratios, annualized
Return on
Average assets	1.09%	.97%	.93%	1.13%	1.18%	1.02%
Average common shareholders’ equity	8.38%	7.44%	7.22%	8.93%	9.37%	7.99%
Net interest margin on average earning assets (taxable-equivalent basis)	3.13%	3.18%	3.12%	3.14%	3.17%	3.17%
Nonaccrual loans to total loans and leases, net of unearned discount	.96%	1.00%	.91%	1.15%	1.17%	1.18%

Net operating (tangible) results (a)
Net operating income (in thousands)	$350,604	320,064	337,613	282,907	290,341	245,776
Diluted net operating income per common share	2.07	1.87	2.09	1.95	2.01	1.68
Annualized return on
Average tangible assets	1.18%	1.09%	1.21%	1.18%	1.24%	1.08%
Average tangible common shareholders’ equity	12.68%	11.62%	13.26%	12.98%	13.76%	11.90%
Efficiency ratio (b)	55.06%	57.00%	55.53%	57.05%	58.23%	61.46%

Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$123,706	123,252	115,052	98,515	97,598	95,892
Total tangible assets (c)	119,039	118,577	110,772	94,989	94,067	92,346
Earning assets	111,872	111,211	103,587	88,446	87,333	85,212
Investment securities	14,914	15,348	15,786	14,441	14,195	13,376
Loans and leases, net of unearned discount	88,155	87,584	81,110	67,849	67,670	66,587
Deposits	94,033	92,391	85,657	73,821	72,958	71,698
Common shareholders’ equity (c)	15,145	15,047	13,775	11,555	11,404	11,227
Tangible common shareholders’ equity (c)	10,478	10,372	9,495	8,029	7,873	7,681

At end of quarter
Total assets (c)	$123,821	124,626	122,788	97,797	97,080	98,378
Total tangible assets (c)	119,157	119,955	118,109	94,272	93,552	94,834
Earning assets	112,057	113,005	110,802	87,807	86,990	87,959
Investment securities	14,963	15,467	15,656	14,495	14,752	14,393
Loans and leases, net of unearned discount	88,522	87,872	87,489	68,540	68,131	67,099
Deposits	94,650	94,215	91,958	72,945	72,630	73,594
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	15,237	15,120	14,939	11,687	11,433	11,294
Tangible common shareholders’ equity (c)	10,573	10,449	10,260	8,162	7,905	7,750
Equity per common share	96.49	95.00	93.60	87.67	85.90	84.95
Tangible equity per common share	66.95	65.65	64.28	61.22	59.39	58.29

Market price per common share
High	$121.11	119.24	127.39	134.00	128.70	129.58
Low	107.01	100.08	111.50	111.86	117.86	111.78
Closing	118.23	111.00	121.18	121.95	124.93	127.00

(a)	Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)	Excludes impact of merger-related expenses and net securities transactions.
(c)	The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2016 Quarters		2015 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$336,031	298,528	270,965	280,401	286,688	241,613
Amortization of core deposit and other intangible assets (a)	6,936	7,488	5,828	2,506	3,653	4,163
Merger-related expenses (a)	7,637	14,048	60,820	—	—	—

Net operating income	$350,604	320,064	337,613	282,907	290,341	245,776

Earnings per common share
Diluted earnings per common share	$1.98	1.73	1.65	1.93	1.98	1.65
Amortization of core deposit and other intangible assets (a)	.04	.05	.04	.02	.03	.03
Merger-related expenses (a)	.05	.09	.40	—	—	—

Diluted net operating earnings per common share	$2.07	1.87	2.09	1.95	2.01	1.68

Other expense
Other expense	$749,895	776,095	786,113	653,816	696,628	686,375
Amortization of core deposit and other intangible assets	(11,418)	(12,319)	(9,576)	(4,090)	(5,965)	(6,793)
Merger-related expenses	(12,593)	(23,162)	(75,976)	—	—	—

Noninterest operating expense	$725,884	740,614	700,561	649,726	690,663	679,582

Merger-related expenses
Salaries and employee benefits	$60	5,274	51,287	—	—	—
Equipment and net occupancy	339	939	3	—	—	—
Printing, postage and supplies	545	937	504	—	—	—
Other costs of operations	11,649	16,012	24,182	—	—	—

Other expense	12,593	23,162	75,976	—	—	—
Provision for credit losses	—	—	21,000	—	—	—

Total	$12,593	23,162	96,976	—	—	—

Efficiency ratio
Noninterest operating expense (numerator)	$725,884	740,614	700,561	649,726	690,663	679,582

Taxable-equivalent net interest income	870,341	878,296	813,401	699,075	689,148	665,426
Other income	448,254	420,933	448,108	439,699	497,027	440,203
Less: Gain (loss) on bank investment securities	264	4	(22)	—	(10)	(98)

Denominator	$1,318,331	1,299,225	1,261,531	1,138,774	1,186,185	1,105,727

Efficiency ratio	55.06%	57.00%	55.53%	57.05%	58.23%	61.46%

Balance sheet data
In millions
Average assets
Average assets	$123,706	123,252	115,052	98,515	97,598	95,892
Goodwill	(4,593)	(4,593)	(4,218)	(3,513)	(3,514)	(3,525)
Core deposit and other intangible assets	(122)	(134)	(101)	(20)	(25)	(31)
Deferred taxes	48	52	39	7	8	10

Average tangible assets	$119,039	118,577	110,772	94,989	94,067	92,346

Average common equity
Average total equity	$16,377	16,279	15,007	12,787	12,636	12,459
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)

Average common equity	15,145	15,047	13,775	11,555	11,404	11,227

Goodwill	(4,593)	(4,593)	(4,218)	(3,513)	(3,514)	(3,525)
Core deposit and other intangible assets	(122)	(134)	(101)	(20)	(25)	(31)
Deferred taxes	48	52	39	7	8	10

Average tangible common equity	$10,478	10,372	9,495	8,029	7,873	7,681

At end of quarter
Total assets
Total assets	$123,821	124,626	122,788	97,797	97,080	98,378
Goodwill	(4,593)	(4,593)	(4,593)	(3,513)	(3,513)	(3,525)
Core deposit and other intangible assets	(117)	(128)	(140)	(18)	(22)	(28)
Deferred taxes	46	50	54	6	7	9

Total tangible assets	$119,157	119,955	118,109	94,272	93,552	94,834

Total common equity
Total equity	$16,472	16,355	16,173	12,922	12,668	12,528
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(2)	(3)	(3)	(2)

Common equity, net of undeclared cumulative preferred dividends	15,237	15,120	14,939	11,687	11,433	11,294

Goodwill	(4,593)	(4,593)	(4,593)	(3,513)	(3,513)	(3,525)
Core deposit and other intangible assets	(117)	(128)	(140)	(18)	(22)	(28)
Deferred taxes	46	50	54	6	7	9

Total tangible common equity	$10,573	10,449	10,260	8,162	7,905	7,750

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2016 Second Quarter			2016 First Quarter			2015 Fourth Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,450	$184,803	3.47%	20,717	174,657	3.39%	20,221	164,515	3.23%
Real estate - commercial	30,134	311,490	4.09	29,426	309,415	4.16	28,973	303,960	4.11
Real estate - consumer	24,858	244,806	3.94	25,859	254,144	3.93	20,369	204,420	4.01
Consumer	11,713	132,437	4.55	11,582	130,971	4.55	11,547	129,103	4.44

Total loans and leases, net	88,155	873,536	3.99	87,584	869,187	3.99	81,110	801,998	3.92

Interest-bearing deposits at banks	8,711	10,993	.51	8,193	10,337	.51	6,622	4,931	.30
Federal funds	—	—	—	1	1	.77	1	2	.54
Trading account	92	364	1.58	85	378	1.78	68	317	1.88
Investment securities**
U.S. Treasury and federal agencies	13,906	84,019	2.43	14,264	90,138	2.54	14,778	89,052	2.39
Obligations of states and political subdivisions	97	1,009	4.20	113	1,164	4.13	128	1,419	4.40
Other	911	7,222	3.19	971	7,961	3.30	880	11,015	4.96

Total investment securities	14,914	92,250	2.49	15,348	99,263	2.60	15,786	101,486	2.55

Total earning assets	111,872	977,143	3.51	111,211	979,166	3.54	103,587	908,734	3.48

Allowance for credit losses	(976)			(955)			(947)
Cash and due from banks	1,243			1,288			1,348
Other assets	11,567			11,708			11,064

Total assets	$123,706			123,252			115,052

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Interest-checking deposits	$1,332	400	.12	1,359	414	.12	1,331	384	.11
Savings deposits	50,515	20,134	.16	48,976	15,891	.13	45,974	13,219	.11
Time deposits	12,755	26,867	.85	12,999	24,322	.75	9,686	15,986	.65
Deposits at Cayman Islands office	182	181	.40	187	193	.42	224	167	.30

Total interest-bearing deposits	64,784	47,582	.30	63,521	40,820	.26	57,215	29,756	.21

Short-term borrowings	1,078	1,143	.43	2,082	2,162	.42	1,615	1,575	.39
Long-term borrowings	10,297	58,077	2.27	10,528	57,888	2.21	10,748	64,002	2.36

Total interest-bearing liabilities	76,159	106,802	.56	76,131	100,870	.53	69,578	95,333	.54

Noninterest-bearing deposits	29,249			28,870			28,443
Other liabilities	1,921			1,972			2,024

Total liabilities	107,329			106,973			100,045

Shareholders’ equity	16,377			16,279			15,007

Total liabilities and shareholders’ equity	$123,706			123,252			115,052

Net interest spread			2.95			3.01			2.94
Contribution of interest-free funds			.18			.17			.18

Net interest income/margin on earning assets		$870,341	3.13%		$878,296	3.18%		813,401	3.12%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2015 Third Quarter			2015 Second Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$19,939	$161,709	3.22%	19,973	158,109	3.18%
Real estate - commercial	28,309	302,626	4.18	28,208	298,565	4.19
Real estate - consumer	8,348	87,047	4.17	8,447	88,473	4.19
Consumer	11,253	126,369	4.46	11,042	122,812	4.46

Total loans and leases, net	67,849	677,751	3.96	67,670	667,959	3.96

Interest-bearing deposits at banks	6,060	3,852	.25	5,326	3,351	.25
Federal funds	—	—	—	39	9	.10
Trading account	96	125	.52	103	239	.92
Investment securities**
U.S. Treasury and federal agencies	13,548	86,152	2.52	13,265	83,356	2.52
Obligations of states and political subdivisions	138	1,398	4.03	149	1,607	4.32
Other	755	6,996	3.68	781	9,853	5.06

Total investment securities	14,441	94,546	2.60	14,195	94,816	2.68

Total earning assets	88,446	776,274	3.48	87,333	766,374	3.52

Allowance for credit losses	(937)			(929)
Cash and due from banks	1,218			1,180
Other assets	9,788			10,014

Total assets	$98,515			97,598

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Interest-checking deposits	$1,309	360	.11	1,333	349	.11
Savings deposits	41,197	10,937	.11	41,712	10,361	.10
Time deposits	2,858	3,643	.51	2,948	3,690	.50
Deposits at Cayman Islands office	206	151	.29	212	150	.28

Total interest-bearing deposits	45,570	15,091	.13	46,205	14,550	.13

Short-term borrowings	174	32	.07	195	36	.07
Long-term borrowings	10,114	62,076	2.44	10,164	62,640	2.47

Total interest-bearing liabilities	55,858	77,199	.55	56,564	77,226	.55

Noninterest-bearing deposits	28,251			26,753
Other liabilities	1,619			1,645

Total liabilities	85,728			84,962

Shareholders’ equity	12,787			12,636

Total liabilities and shareholders’ equity	$98,515			97,598

Net interest spread			2.93			2.97
Contribution of interest-free funds			.21			.20

Net interest income/margin on earning assets		$699,075	3.14%		689,148	3.17%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2016.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

DOJ Investigation (United States v. Wilmington Trust Corp., et al, District of Delaware, Crim. No. 15-23-RGA): Prior to M&T’s acquisition of Wilmington Trust Corporation, the Department of Justice (“DOJ”) commenced an investigation of Wilmington Trust Corporation, relating to Wilmington Trust Corporation’s financial reporting and securities filings, as well as certain commercial real estate lending relationships involving its subsidiary bank, Wilmington Trust Company, all of which relate to filings and activities occurring prior to the acquisition of Wilmington Trust Corporation by M&T. On January 6, 2016, the U.S. Attorney for the District of Delaware obtained an indictment against Wilmington Trust Corporation relating to alleged conduct that occurred prior to M&T’s acquisition of Wilmington Trust Corporation in

May 2011. M&T strongly believes that this unprecedented action is unjustified and Wilmington Trust Corporation will vigorously defend itself. Trial in this matter is scheduled to begin on January 17, 2017. Wilmington Trust Corporation and its counsel are currently involved in pretrial discovery, motion practice and trial preparation.

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

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR) : Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust Corporation, alleging that Wilmington Trust Corporation’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust Corporation moved to dismiss. The Court issued an order denying Wilmington Trust Corporation’s motion to dismiss on March 20, 2014. Fact discovery commenced. On April 13, 2016, the Court issued an order staying fact discovery in the case pending completion of the trial in U.S. v. Wilmington Trust Corp., et al.

Other Matters

As previously disclosed by the Company in its public filings, including its report on Form 10-Q for the quarter ended March 31, 2016, the Company had been cooperating with the DOJ and the Department of Housing and Urban Development (“HUD”), which had been reviewing M&T Bank’s participation in the Federal Housing Administration loan program. Also, as previously disclosed in the Company’s public filings, M&T Bank entered into a settlement agreement with the DOJ on behalf of HUD. Management of M&T Bank determined to settle this matter for $64 million, without admitting liability, in order to avoid the expense of potential litigation. On May 20, 2016, the United States District Court for the Western District of New York entered an order dismissing the matter. As previously disclosed, this settlement did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

April 1 – April 30, 2016	533,633	$118.80	533,165	$91,000,000

May 1 – May 31, 2016	786,572	115.30	786,322	—

June 1 – June 30, 2016	103	112.55	—	—

Total	1,320,308	$116.71	1,319,487

(1)	The total number of shares purchased during the periods indicated includes shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)	On November 17, 2015, M&T announced a program to purchase up to $200,000,000 of its common stock through June 30, 2016. On March 31, 2016, M&T’s Board of Directors authorized the repurchase of up to $54,000,000 of additional shares through June 30, 2016, as part of that repurchase program.

On June 29, 2016, M&T announced that it had received a non-objection from the Federal Reserve to M&T’s 2016 Capital Plan and its proposed capital actions for the four-quarter period starting on July 1, 2016, which includes the repurchase of up to $1.15 billion of common shares. On July 19, 2016, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.15 billion of shares of its common stock following all applicable regulatory limitations, including those set forth in M&T’s 2016 Capital Plan.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

10.1	Consulting Agreement, dated as of June 14, 2016, between M&T Bank Corporation and Robert E. Sadler, Jr. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 4, 2016	By:	/s/ Darren J. King
Darren J. King
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Consulting Agreement, dated as of June 14, 2016, between M&T Bank Corporation and Robert E. Sadler, Jr. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.