Form 10-Q
period 2016-09-30
M&T BANK CORP
filed 2016-11-04
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on October 28, 2016: 155,048,618 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2016	2015

Assets	Cash and due from banks	$1,332,202	1,368,040
	Interest-bearing deposits at banks	10,777,636	7,594,350
	Trading account	488,588	273,783
	Investment securities (includes pledged securities that can be sold or repledged of $1,856,326 at September 30, 2016; $2,136,712 at December 31, 2015)
	Available for sale (cost: $11,551,614 at September 30, 2016; $12,138,636 at December 31, 2015)	11,862,567	12,242,671
	Held to maturity (fair value: $2,456,097 at September 30, 2016; $2,864,147 at December 31, 2015)	2,409,950	2,859,709
	Other (fair value: $461,057 at September 30, 2016; $554,059 at December 31, 2015)	461,057	554,059
	Total investment securities	14,733,574	15,656,439
	Loans and leases	89,887,257	87,719,234
	Unearned discount	(240,765)	(229,735)
	Loans and leases, net of unearned discount	89,646,492	87,489,499
	Allowance for credit losses	(976,121)	(955,992)
	Loans and leases, net	88,670,371	86,533,507
	Premises and equipment	660,381	666,682
	Goodwill	4,593,112	4,593,112
	Core deposit and other intangible assets	106,744	140,268
	Accrued interest and other assets	5,478,420	5,961,703
	Total assets	$126,841,028	122,787,884

Liabilities	Noninterest-bearing deposits	$33,127,627	29,110,635
	Interest-checking deposits	2,554,507	2,939,274
	Savings deposits	50,510,523	46,627,370
	Time deposits	11,721,005	13,110,392
	Deposits at Cayman Islands office	223,183	170,170
	Total deposits	98,136,845	91,957,841
	Federal funds purchased and agreements to repurchase securities	213,846	150,546
	Other short-term borrowings	—	1,981,636
	Accrued interest and other liabilities	1,938,201	1,870,714
	Long-term borrowings	10,211,160	10,653,858
	Total liabilities	110,500,052	106,614,595
Shareholders' equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at September 30, 2016 and December 31, 2015; Liquidation preference of $10,000 per share: 50,000 shares at September 30, 2016 and December 31, 2015	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 159,950,278 shares issued at September 30, 2016; 159,563,512 shares issued at December 31, 2015	79,975	79,782
	Common stock issuable, 33,748 shares at September 30, 2016; 36,644 shares at December 31, 2015	2,224	2,364
	Additional paid-in capital	6,689,812	6,680,768
	Retained earnings	9,021,965	8,430,502
	Accumulated other comprehensive income (loss), net	(114,559)	(251,627)
	Treasury stock - common, at cost - 4,997,089 shares at September 30, 2016	(569,941)	—
	Total shareholders’ equity	16,340,976	16,173,289
	Total liabilities and shareholders’ equity	$126,841,028	122,787,884

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three months ended September 30		Nine months ended September 30
In thousands, except per share		2016	2015	2016	2015

Interest income	Loans and leases, including fees	$871,345	672,092	$2,602,208	1,981,904
	Investment securities
	Fully taxable	84,893	93,062	274,092	272,163
	Exempt from federal taxes	623	950	2,081	3,330
	Deposits at banks	12,354	3,852	33,684	10,321
	Other	300	70	905	749
	Total interest income	969,515	770,026	2,912,970	2,268,467
Interest expense	Interest-checking deposits	378	360	1,192	1,020
	Savings deposits	23,689	10,937	59,714	31,517
	Time deposits	27,886	3,643	79,075	11,073
	Deposits at Cayman Islands office	204	151	578	448
	Short-term borrowings	169	32	3,474	102
	Long-term borrowings	58,849	62,076	174,814	188,764
	Total interest expense	111,175	77,199	318,847	232,924
	Net interest income	858,340	692,827	2,594,123	2,035,543
	Provision for credit losses	47,000	44,000	128,000	112,000
	Net interest income after provision for credit losses	811,340	648,827	2,466,123	1,923,543
Other income	Mortgage banking revenues	103,747	84,035	275,193	288,238
	Service charges on deposit accounts	107,935	107,259	314,212	314,860
	Trust income	118,654	113,744	350,181	356,076
	Brokerage services income	15,914	16,902	48,190	49,224
	Trading account and foreign exchange gains	12,754	8,362	33,434	20,639
	Gain (loss) on bank investment securities	28,480	—	28,748	(108)
	Other revenues from operations	103,866	109,397	310,579	348,000
	Total other income	491,350	439,699	1,360,537	1,376,929
Other expense	Salaries and employee benefits	399,786	363,567	1,230,246	1,115,117
	Equipment and net occupancy	75,263	68,470	225,165	201,792
	Printing, postage and supplies	8,972	8,691	30,865	27,586
	Amortization of core deposit and other intangible assets	9,787	4,090	33,524	16,848
	FDIC assessments	28,459	11,090	76,054	32,551
	Other costs of operations	230,125	197,908	682,528	642,925
	Total other expense	752,392	653,816	2,278,382	2,036,819
	Income before taxes	550,298	434,710	1,548,278	1,263,653
	Income taxes	200,314	154,309	563,735	454,951
	Net income	$349,984	280,401	$984,543	808,702
	Net income available to common shareholders
	Basic	$326,992	257,337	$915,670	739,627
	Diluted	326,998	257,346	915,686	739,656
	Net income per common share
	Basic	$2.10	1.94	$5.82	5.59
	Diluted	2.10	1.93	5.80	5.56
	Cash dividends per common share	$.70	.70	$2.10	2.10
	Average common shares outstanding
	Basic	155,493	132,630	157,336	132,347
	Diluted	156,026	133,376	157,843	133,089

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2016	2015	2016	2015

Net income	$349,984	280,401	$984,543	808,702
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(17,133)	48,332	127,331	1,053
Cash flow hedges adjustments	(23)	(24)	(70)	823
Foreign currency translation adjustment	(229)	(3)	(1,847)	(521)
Defined benefit plans liability adjustments	3,847	5,724	11,654	16,166
Total other comprehensive income (loss)	(13,538)	54,029	137,068	17,521
Total comprehensive income	$336,446	334,430	$1,121,611	826,223

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended September 30
In thousands		2016	2015
Cash flows from operating activities	Net income	$984,543	808,702
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	128,000	112,000
	Depreciation and amortization of premises and equipment	79,911	73,916
	Amortization of capitalized servicing rights	37,979	36,730
	Amortization of core deposit and other intangible assets	33,524	16,848
	Provision for deferred income taxes	109,274	20,141
	Asset write-downs	14,276	5,775
	Net gain on sales of assets	(46,732)	(61,969)
	Net change in accrued interest receivable, payable	(13,833)	(5,484)
	Net change in other accrued income and expense	113,809	11,200
	Net change in loans originated for sale	(285,824)	232,974
	Net change in trading account assets and liabilities	(82,837)	(2,993)
	Net cash provided by operating activities	1,072,090	1,247,840
Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	61,947	2,579
	Other	94,516	377
	Proceeds from maturities of investment securities
	Available for sale	1,690,665	1,343,869
	Held to maturity	459,399	519,359
	Purchases of investment securities
	Available for sale	(1,150,523)	(3,320,931)
	Held to maturity	(15,806)	(22,592)
	Other	(1,514)	(8,179)
	Net increase in loans and leases	(2,021,004)	(2,208,660)
	Net (increase) decrease in interest-bearing deposits at banks	(3,183,286)	1,757,601
	Capital expenditures, net	(65,277)	(42,744)
	Net decrease in loan servicing advances	121,226	461,700
	Other, net	11,459	(75,449)
	Net cash used by investing activities	(3,998,198)	(1,593,070)
Cash flows from financing activities	Net increase (decrease) in deposits	6,195,511	(636,144)
	Net decrease in short-term borrowings	(1,886,701)	(18,893)
	Proceeds from long-term borrowings	—	1,500,000
	Payments on long-term borrowings	(427,035)	(324,308)
	Purchases of treasury stock	(604,000)	—
	Dividends paid - common	(333,042)	(281,149)
	Dividends paid - preferred	(58,003)	(58,003)
	Other, net	3,540	40,074
	Net cash provided by financing activities	2,890,270	221,577
	Net decrease in cash and cash equivalents	(35,838)	(123,653)
	Cash and cash equivalents at beginning of period	1,368,040	1,373,357
	Cash and cash equivalents at end of period	$1,332,202	1,249,704
Supplemental disclosure of cash flow information	Interest received during the period	$2,923,278	2,234,476
	Interest paid during the period	387,695	234,989
	Income taxes paid during the period	138,375	373,016
Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$100,106	35,018
	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	18,685	51,481
	Capitalized servicing rights	193	528

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						other
			Common	Additional		comprehensive
	Preferred	Common	stock	paid-in	Retained	income	Treasury
In thousands, except per share	stock	stock	issuable	capital	earnings	(loss), net	stock	Total
2015
Balance - January 1, 2015	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	—	12,335,896
Total comprehensive income	—	—	—	—	808,702	17,521	—	826,223
Preferred stock cash dividends	—	—	—	—	(60,953)	—	—	(60,953)
Exercise of 2,315 Series A stock warrants into 904 shares of common stock	—	1	—	(1)	—	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	143	—	31,416	—	—	—	31,559
Exercises of stock options, net	—	285	—	57,133	—	—	—	57,418
Stock purchase plan	—	45	—	10,301	—	—	—	10,346
Directors’ stock plan	—	4	—	1,346	—	—	—	1,350
Deferred compensation plans, net, including dividend equivalents	—	2	(267)	290	(76)	—	—	(51)
Other	—	—	—	1,191	—	—	—	1,191
Common stock cash dividends - $2.10 per share	—	—	—	—	(281,045)	—	—	(281,045)
Balance - September 30, 2015	$1,231,500	66,637	2,341	3,511,182	8,273,747	(163,473)	—	12,921,934
2016
Balance - January 1, 2016	$1,231,500	79,782	2,364	6,680,768	8,430,502	(251,627)	—	16,173,289
Total comprehensive income	—	—	—	—	984,543	137,068	—	1,121,611
Preferred stock cash dividends	—	—	—	—	(60,953)	—	—	(60,953)
Exercise of 5,320 Series A stock warrants into 1,983 shares of common stock	—	—	—	(223)	—	—	223	—
Purchases of treasury stock	—	—	—	—	—	—	(604,000)	(604,000)
Stock-based compensation plans:
Compensation expense, net	—	171	—	7,315	—	—	10,890	18,376
Exercises of stock options, net	—	18	—	(183)	—	—	11,576	11,411
Stock purchase plan	—	—	—	275	—	—	10,319	10,594
Directors’ stock plan	—	2	—	526	—	—	1,047	1,575
Deferred compensation plans, net, including dividend equivalents	—	2	(140)	232	(70)	—	4	28
Other	—	—	—	1,102	—	—	—	1,102
Common stock cash dividends - $2.10 per share	—	—	—	—	(332,057)	—	—	(332,057)
Balance - September 30, 2016	$1,231,500	79,975	2,224	6,689,812	9,021,965	(114,559)	(569,941)	16,340,976

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisitions, continued

The following table presents certain pro forma information as if Hudson City had been included in the Company’s results of operations in the three-month and nine-month periods ended September 30, 2015. These results combine the historical results of Hudson City into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place as indicated. In particular, no adjustments have been made to eliminate the impact of gains on securities transactions of $23 million during the three months ended September 30, 2015 and $97 million during the nine months ended September 30, 2015 that may not have been recognized had the investment securities been recorded at fair value. Additionally, the Company expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow.

	Pro forma	Pro forma
	Three months ended September 30,	Nine months ended September 30,
	2015	2015
	(in thousands)
Total revenues (a)	$1,255,165	3,879,204
Net income	296,335	939,226

(a)	Represents net interest income plus other income.

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

A summary of merger-related expenses included in the consolidated statement of income follows:

Nine months ended
September 30, 2016
(in thousands)
Salaries and employee benefits	$5,334
Equipment and net occupancy	1,278
Printing, postage and supplies	1,482
Other cost of operations	27,661
Total	$35,755

There were no merger-related expenses during the three-month period ended September 30, 2016 or during the three-month and nine-month periods ended September 30, 2015.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
September 30, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$724,540	1,864	3	$726,401
Obligations of states and political subdivisions	4,912	108	5	5,015
Mortgage-backed securities:
Government issued or guaranteed	10,617,605	314,088	1,031	10,930,662
Privately issued	52	—	1	51
Other debt securities	134,393	1,802	17,969	118,226
Equity securities	70,112	12,363	263	82,212
	11,551,614	330,225	19,272	11,862,567
Investment securities held to maturity:
Obligations of states and political subdivisions	72,258	458	220	72,496
Mortgage-backed securities:
Government issued or guaranteed	2,168,460	83,630	215	2,251,875
Privately issued	163,489	1,616	39,122	125,983
Other debt securities	5,743	—	—	5,743
	2,409,950	85,704	39,557	2,456,097
Other securities	461,057	—	—	461,057
Total	$14,422,621	415,929	58,829	$14,779,721

December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$299,890	294	187	$299,997
Obligations of states and political subdivisions	5,924	146	42	6,028
Mortgage-backed securities:
Government issued or guaranteed	11,592,959	142,370	48,701	11,686,628
Privately issued	74	2	2	74
Collateralized debt obligations	28,438	20,143	1,188	47,393
Other debt securities	137,556	1,514	20,190	118,880
Equity securities	73,795	10,230	354	83,671
	12,138,636	174,699	70,664	12,242,671
Investment securities held to maturity:
Obligations of states and political subdivisions	118,431	1,003	421	119,013
Mortgage-backed securities:
Government issued or guaranteed	2,553,612	50,936	7,817	2,596,731
Privately issued	181,091	2,104	41,367	141,828
Other debt securities	6,575	—	—	6,575
	2,859,709	54,043	49,605	2,864,147
Other securities	554,059	—	—	554,059
Total	$15,552,404	228,742	120,269	$15,660,877

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

During the three months ended September 30, 2016, the Company sold substantially all of its collateralized debt obligations held in the available-for-sale investment securities portfolio for a gain of $28 million.  There were no other significant gross realized gains or losses from sales of investment securities for the three-month and nine-month periods ended September 30, 2016 and 2015.

At September 30, 2016, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$105,225	105,679
Due after one year through five years	625,911	627,585
Due after five years through ten years	3,968	4,538
Due after ten years	128,741	111,840
	863,845	849,642
Mortgage-backed securities available for sale	10,617,657	10,930,713
	$11,481,502	11,780,355
Debt securities held to maturity:
Due in one year or less	$25,141	25,301
Due after one year through five years	43,474	43,474
Due after five years through ten years	3,643	3,721
Due after ten years	5,743	5,743
	78,001	78,239
Mortgage-backed securities held to maturity	2,331,949	2,377,858
	$2,409,950	2,456,097

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of September 30, 2016 and December 31, 2015 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less than 12 months		12 months or more
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
September 30, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$3,355	(3)	—	—
Obligations of states and political subdivisions	—	—	472	(5)
Mortgage-backed securities:
Government issued or guaranteed	224,128	(904)	7,294	(127)
Privately issued	—	—	34	(1)
Other debt securities	—	—	106,876	(17,969)
Equity securities	767	(101)	138	(162)
	228,250	(1,008)	114,814	(18,264)

Investment securities held to maturity:
Obligations of states and political subdivisions	19,557	(113)	11,050	(107)
Mortgage-backed securities:
Government issued or guaranteed	74,629	(46)	19,256	(169)
Privately issued	17,542	(2,371)	91,127	(36,751)
	111,728	(2,530)	121,433	(37,027)
Total	$339,978	(3,538)	236,247	(55,291)

December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$147,508	(187)	—	—
Obligations of states and political subdivisions	865	(2)	1,335	(40)
Mortgage-backed securities:
Government issued or guaranteed	4,061,899	(48,534)	7,216	(167)
Privately issued	—	—	43	(2)
Collateralized debt obligations	5,711	(335)	2,063	(853)
Other debt securities	12,935	(462)	93,344	(19,728)
Equity securities	18,073	(207)	153	(147)
	4,246,991	(49,727)	104,154	(20,937)

Investment securities held to maturity:
Obligations of states and political subdivisions	42,913	(335)	5,853	(86)
Mortgage-backed securities:
Government issued or guaranteed	459,983	(1,801)	228,867	(6,016)
Privately issued	—	—	112,155	(41,367)
	502,896	(2,136)	346,875	(47,469)
Total	$4,749,887	(51,863)	451,029	(68,406)

The Company owned 504 individual investment securities with aggregate gross unrealized losses of $59 million at September 30, 2016. Based on a review of each of the securities in the investment securities portfolio at September 30, 2016, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of September 30, 2016, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At September 30, 2016, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $461 million of cost method investment securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Outstanding principal balance	$2,556,085	3,122,935
Carrying amount:
Commercial, financial, leasing, etc.	62,244	78,847
Commercial real estate	504,406	644,284
Residential real estate	845,976	1,016,129
Consumer	609,400	725,807
	$2,022,026	2,465,067

Purchased impaired loans included in the table above totaled $617 million at September 30, 2016 and $768 million at December 31, 2015, representing less than 1% of the Company’s assets as of each date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months and nine months ended September 30, 2016 and 2015 follows:

	Three months ended September 30
	2016		2015
	Purchased	Other	Purchased	Other
	impaired	acquired	impaired	acquired
	(in thousands)
Balance at beginning of period	$162,023	245,195	$77,624	344,989
Interest income	(12,784)	(26,540)	(5,865)	(37,396)
Reclassifications from nonaccretable balance	2,256	12,050	47	769
Other (a)	—	(818)	—	4,697
Balance at end of period	$151,495	229,887	$71,806	313,059

	Nine months ended September 30
	2016		2015
	Purchased	Other	Purchased	Other
	impaired	acquired	impaired	acquired
	(in thousands)
Balance at beginning of period	$184,618	296,434	$76,518	397,379
Interest income	(40,906)	(97,300)	(16,843)	(118,697)
Reclassifications from nonaccretable balance	7,783	20,647	12,131	27,792
Other (a)	—	10,106	—	6,585
Balance at end of period	$151,495	229,887	$71,806	313,059

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

A summary of current, past due and nonaccrual loans as of September 30, 2016 and December 31, 2015 follows:

	Current	30-89 days past due	Accruing loans past due 90 days or more (a)	Accruing loans acquired at a discount past due 90 days or more (b)	Purchased impaired (c)	Nonaccrual	Total
September 30, 2016	(in thousands)
Commercial, financial, leasing, etc.	$21,601,646	70,597	10,831	1,893	795	231,401	$21,917,163
Real estate:
Commercial	24,283,146	116,651	15,926	13,292	32,775	157,527	24,619,317
Residential builder and developer	1,814,299	16,993	4,476	3,262	18,096	20,118	1,877,244
Other commercial construction	5,525,684	20,238	—	198	15,412	20,669	5,582,201
Residential	18,438,396	494,767	281,023	12,510	401,551	213,896	19,842,143
Residential-limited documentation	3,400,578	105,621	—	—	146,722	89,356	3,742,277
Consumer:
Home equity lines and loans	5,586,704	40,406	—	13,014	1,640	79,623	5,721,387
Automobile	2,805,779	46,347	—	4	—	14,453	2,866,583
Other	3,410,790	31,033	5,026	21,009	—	10,319	3,478,177
Total	$86,867,022	942,653	317,282	65,182	616,991	837,362	$89,646,492

December 31, 2015
Commercial, financial, leasing, etc.	$20,122,648	52,868	2,310	693	1,902	241,917	$20,422,338
Real estate:
Commercial (d)	23,111,673	172,439	12,963	8,790	46,790	179,606	23,532,261
Residential builder and developer	1,507,856	7,969	5,760	6,925	28,734	28,429	1,585,673
Other commercial construction (d)	3,962,620	65,932	7,936	2,001	24,525	16,363	4,079,377
Residential	20,507,551	560,312	284,451	16,079	488,599	153,281	22,010,273
Residential-limited documentation	3,885,073	137,289	—	—	175,518	61,950	4,259,830
Consumer:
Home equity lines and loans	5,805,222	45,604	—	15,222	2,261	84,467	5,952,776
Automobile	2,446,473	56,181	—	6	—	16,597	2,519,257
Other	3,051,435	36,702	4,021	18,757	—	16,799	3,127,714
Total	$84,400,551	1,135,296	317,441	68,473	768,329	799,409	$87,489,499

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.
(d)

The Company expanded its definition of construction loans in 2016 and, as a result, re-characterized certain commercial real estate loans as other commercial construction loans.  The December 31, 2015 balances reflect such changes.

One-to-four family residential mortgage loans held for sale were $415 million and $353 million at September 30, 2016 and December 31, 2015, respectively.  Commercial mortgage loans held for sale were $290 million at September 30, 2016 and $39 million at December 31, 2015.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended September 30, 2016 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$316,079	349,674	69,660	157,361	77,722	$970,496
Provision for credit losses	26,222	9,963	(6,232)	16,539	508	47,000
Net charge-offs
Charge-offs	(21,075)	(1,564)	(6,754)	(29,882)	—	(59,275)
Recoveries	6,958	1,704	1,919	7,319	—	17,900
Net charge-offs	(14,117)	140	(4,835)	(22,563)	—	(41,375)
Ending balance	$328,184	359,777	58,593	151,337	78,230	$976,121

Changes in the allowance for credit losses for the three months ended September 30, 2015 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$286,750	311,294	60,294	194,238	77,411	$929,987
Provision for credit losses	21,507	1,879	(3,155)	24,448	(679)	44,000
Net charge-offs
Charge-offs	(26,912)	(2,203)	(3,268)	(20,758)	—	(53,141)
Recoveries	5,322	2,119	1,125	4,386	—	12,952
Net charge-offs	(21,590)	(84)	(2,143)	(16,372)	—	(40,189)
Ending balance	$286,667	313,089	54,996	202,314	76,732	$933,798

Changes in the allowance for credit losses for the nine months ended September 30, 2016 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$300,404	326,831	72,238	178,320	78,199	$955,992
Provision for credit losses	39,667	29,799	(610)	59,113	31	128,000
Net charge-offs
Charge-offs	(34,711)	(3,569)	(18,816)	(107,761)	—	(164,857)
Recoveries	22,824	6,716	5,781	21,665	—	56,986
Net charge-offs	(11,887)	3,147	(13,035)	(86,096)	—	(107,871)
Ending balance	$328,184	359,777	58,593	151,337	78,230	$976,121

Changes in the allowance for credit losses for the nine months ended September 30, 2015 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(in thousands)
Beginning balance	$288,038	307,927	61,910	186,033	75,654	$919,562
Provision for credit losses	32,686	13,769	(571)	65,038	1,078	112,000
Net charge-offs
Charge-offs	(46,990)	(12,352)	(9,695)	(64,542)	—	(133,579)
Recoveries	12,933	3,745	3,352	15,785	—	35,815
Net charge-offs	(34,057)	(8,607)	(6,343)	(48,757)	—	(97,764)
Ending balance	$286,667	313,089	54,996	202,314	76,732	$933,798

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Despite the allocation in the preceding table, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of September 30, 2016 and December 31, 2015 and for the three-month and nine-month periods ended September 30, 2016 and 2015.

	September 30, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(in thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$192,805	212,009	55,020	179,037	195,821	44,752
Real estate:
Commercial	75,749	85,137	14,939	85,974	95,855	18,764
Residential builder and developer	8,142	8,923	714	3,316	5,101	196
Other commercial construction	2,729	3,092	1,103	3,548	3,843	348
Residential	79,036	97,466	3,144	79,558	96,751	4,727
Residential-limited documentation	83,296	97,984	6,200	90,356	104,251	8,000
Consumer:
Home equity lines and loans	42,862	46,844	7,697	25,220	26,195	3,777
Automobile	18,033	19,218	3,737	22,525	22,525	4,709
Other	4,122	5,122	864	17,620	17,620	4,820
	506,774	575,795	93,418	507,154	567,962	90,093
With no related allowance recorded:
Commercial, financial, leasing, etc.	72,429	80,757	—	93,190	110,735	—
Real estate:
Commercial	90,425	104,508	—	101,340	116,230	—
Residential builder and developer	17,346	23,617	—	27,651	47,246	—
Other commercial construction	18,265	37,432	—	13,221	31,477	—
Residential	18,079	26,127	—	19,621	30,940	—
Residential-limited documentation	17,611	27,936	—	18,414	31,113	—
	234,155	300,377	—	273,437	367,741	—
Total:
Commercial, financial, leasing, etc.	265,234	292,766	55,020	272,227	306,556	44,752
Real estate:
Commercial	166,174	189,645	14,939	187,314	212,085	18,764
Residential builder and developer	25,488	32,540	714	30,967	52,347	196
Other commercial construction	20,994	40,524	1,103	16,769	35,320	348
Residential	97,115	123,593	3,144	99,179	127,691	4,727
Residential-limited documentation	100,907	125,920	6,200	108,770	135,364	8,000
Consumer:
Home equity lines and loans	42,862	46,844	7,697	25,220	26,195	3,777
Automobile	18,033	19,218	3,737	22,525	22,525	4,709
Other	4,122	5,122	864	17,620	17,620	4,820
Total	$740,929	876,172	93,418	780,591	935,703	90,093

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three months ended September 30, 2016			Three months ended September 30, 2015
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$262,796	744	744	242,157	1,017	1,017
Real estate:
Commercial	175,256	1,806	1,806	179,327	2,327	2,327
Residential builder and developer	26,996	405	405	53,009	81	81
Other commercial construction	21,500	190	190	17,236	1,943	1,943
Residential	96,961	1,572	570	99,939	1,835	1,316
Residential-limited documentation	101,877	1,501	378	116,191	1,539	618
Consumer:
Home equity lines and loans	41,740	368	112	21,952	231	66
Automobile	18,571	303	19	24,429	391	39
Other	4,077	72	11	19,238	188	23
Total	$749,774	6,961	4,235	773,478	9,552	7,430

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
		Interest income recognized			Interest income recognized
	Average recorded investment	Total	Cash basis	Average recorded investment	Total	Cash basis
	(in thousands)
Commercial, financial, leasing, etc.	$283,783	7,055	7,055	226,243	2,123	2,123
Real estate:
Commercial	177,579	3,891	3,891	161,834	4,433	4,433
Residential builder and developer	30,832	488	488	64,165	275	275
Other commercial construction	19,774	563	563	22,130	2,166	2,166
Residential	97,229	4,778	2,591	101,997	4,639	3,011
Residential-limited documentation	104,382	4,580	1,648	120,710	4,799	1,962
Consumer:
Home equity lines and loans	33,998	937	295	20,619	656	179
Automobile	20,358	964	83	26,521	1,257	136
Other	10,987	371	74	19,053	547	86
Total	$778,922	23,627	16,688	763,272	20,895	14,371

In accordance with the previously described policies, the Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans.  Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan.  Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses.  Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses.  Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  All larger- balance criticized commercial loans and commercial real estate loans are individually reviewed by centralized loan review personnel each quarter to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.  Smaller-balance criticized loans are analyzed by business line risk management areas to ensure proper loan grade classification.  Furthermore, criticized nonaccrual commercial loans and commercial real estate loans are considered impaired and, as a result, specific loss allowances on such loans are established within the allowance for credit losses to the extent appropriate in each individual instance.  The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(in thousands)
September 30, 2016
Pass	$20,825,301	23,540,787	1,699,263	5,405,719
Criticized accrual	860,461	921,003	157,863	155,813
Criticized nonaccrual	231,401	157,527	20,118	20,669
Total	$21,917,163	24,619,317	1,877,244	5,582,201
December 31, 2015
Pass	$19,442,183	22,697,398	1,497,465	3,834,137
Criticized accrual	738,238	655,257	59,779	228,877
Criticized nonaccrual	241,917	179,606	28,429	16,363
Total	$20,422,338	23,532,261	1,585,673	4,079,377

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s Credit Department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $47 million and $33 million, respectively, at September 30, 2016 and $55 million and $21 million, respectively, at December 31, 2015. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $20 million and $38 million, respectively, at September 30, 2016 and $20 million and $28 million, respectively, at December 31, 2015.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2016
Individually evaluated for impairment	$55,020	16,608	9,344	12,298	$93,270
Collectively evaluated for impairment	273,164	340,737	48,500	138,193	800,594
Purchased impaired	—	2,432	749	846	4,027
Allocated	$328,184	359,777	58,593	151,337	897,891
Unallocated					78,230
Total					$976,121
December 31, 2015
Individually evaluated for impairment	$44,752	19,175	12,727	13,306	$89,960
Collectively evaluated for impairment	255,615	307,000	57,624	163,511	783,750
Purchased impaired	37	656	1,887	1,503	4,083
Allocated	$300,404	326,831	72,238	178,320	877,793
Unallocated					78,199
Total					$955,992

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(in thousands)
September 30, 2016
Individually evaluated for impairment	$265,234	211,730	198,022	65,017	$740,003
Collectively evaluated for impairment	21,651,134	31,800,749	22,838,125	11,999,490	88,289,498
Purchased impaired	795	66,283	548,273	1,640	616,991
Total	$21,917,163	32,078,762	23,584,420	12,066,147	$89,646,492
December 31, 2015
Individually evaluated for impairment	$272,227	234,132	207,949	65,365	$779,673
Collectively evaluated for impairment	20,148,209	28,863,130	25,398,037	11,532,121	85,941,497
Purchased impaired	1,902	100,049	664,117	2,261	768,329
Total	$20,422,338	29,197,311	26,270,103	11,599,747	$87,489,499

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables that follow summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended September 30, 2016 and 2015:

		Recorded investment		Financial effects of modification
Three months ended September 30, 2016	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	30	$41,652	$40,183	$(1,469)	$—
Combination of concession types	13	27,834	19,802	(8,032)	(6)
Real estate:
Commercial
Principal deferral	14	12,302	11,644	(658)	—
Combination of concession types	4	2,623	2,614	(9)	(172)
Residential
Principal deferral	21	4,489	4,714	225	—
Combination of concession types	9	1,149	1,214	65	(120)
Residential-limited documentation
Principal deferral	3	435	470	35	—
Combination of concession types	3	392	493	101	(123)
Consumer:
Home equity lines and loans
Principal deferral	4	251	251	—	—
Combination of concession types	22	2,301	2,301	—	(178)
Automobile
Principal deferral	10	186	186	—	—
Other
Principal deferral	1	26	26	—	—
Total	134	$93,640	$83,898	$(9,742)	$(599)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Three months ended September 30, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	36	$7,893	$7,419	$(474)	$—
Combination of concession types	1	31	31	—	(6)
Real estate:
Commercial
Principal deferral	15	4,230	4,208	(22)	—
Combination of concession types	1	1,156	1,169	13	(54)
Other commercial construction
Principal deferral	3	296	390	94	—
Residential
Principal deferral	31	3,540	3,743	203	—
Other	1	267	267	—	—
Combination of concession types	10	1,296	1,380	84	(178)
Residential-limited documentation
Principal deferral	1	265	276	11	—
Combination of concession types	4	605	662	57	(91)
Consumer:
Home equity lines and loans
Principal deferral	4	727	727	—	—
Combination of concession types	22	2,003	2,003	—	(199)
Automobile
Principal deferral	35	316	316	—	—
Other	15	93	93	—	—
Combination of concession types	25	471	471	—	(17)
Other
Principal deferral	24	352	352	—	—
Other	5	33	33	—	—
Combination of concession types	12	117	117	—	(12)
Total	245	$23,691	$23,657	$(34)	$(557)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables below summarize the Company’s loan modification activities that were considered troubled debt restructurings for the nine months ended September 30, 2016 and 2015:

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2016	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	87	$98,956	$98,561	$(395)	$—
Combination of concession types	25	49,248	39,971	(9,277)	(6)
Real estate:
Commercial
Principal deferral	40	18,511	17,802	(709)	—
Interest rate reduction	1	129	129	—	(25)
Other	1	4,723	4,447	(276)	—
Combination of concession types	13	13,621	13,546	(75)	(238)
Residential builder and developer
Principal deferral	3	23,905	22,958	(947)	—
Other commercial construction
Principal deferral	1	250	250	—	—
Combination of concession types	1	124	124	—	—
Residential
Principal deferral	46	7,433	7,945	512	—
Combination of concession types	27	4,513	4,705	192	(120)
Residential-limited documentation
Principal deferral	6	711	803	92	—
Combination of concession types	8	1,704	1,872	168	(462)
Consumer:
Home equity lines and loans
Principal deferral	8	655	655	—	—
Combination of concession types	76	8,534	8,534	—	(741)
Automobile
Principal deferral	102	865	865	—	—
Other	38	55	55	—	—
Combination of concession types	8	85	85	—	(3)
Other
Principal deferral	56	951	951	—	—
Other	5	45	45	—	—
Combination of concession types	17	196	196	—	(32)
Total	569	$235,214	$224,499	$(10,715)	$(1,627)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

		Recorded investment		Financial effects of modification
Nine months ended September 30, 2015	Number	Pre- modification	Post- modification	Recorded investment (a)	Interest (b)
	(dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	87	$25,483	$24,331	$(1,152)	$—
Interest rate reduction	1	99	99	—	(19)
Other	2	8,991	8,883	(108)	—
Combination of concession types	6	25,075	24,884	(191)	(245)
Real estate:
Commercial
Principal deferral	37	47,005	45,569	(1,436)	—
Combination of concession types	6	3,238	3,242	4	(159)
Residential builder and developer
Principal deferral	2	10,650	10,598	(52)	—
Other commercial construction
Principal deferral	3	296	390	94	—
Residential
Principal deferral	50	4,954	5,239	285	—
Other	1	267	267	—	—
Combination of concession types	22	2,551	2,795	244	(356)
Residential-limited documentation
Principal deferral	2	426	437	11	—
Combination of concession types	7	1,239	1,298	59	(121)
Consumer:
Home equity lines and loans
Principal deferral	6	1,946	1,946	—	—
Combination of concession types	41	3,555	3,555	—	(424)
Automobile
Principal deferral	133	1,234	1,234	—	—
Interest rate reduction	7	137	137	—	(10)
Other	38	134	134	—	—
Combination of concession types	42	693	693	—	(28)
Other
Principal deferral	73	1,418	1,418	—	—
Other	12	113	113	—	—
Combination of concession types	35	384	384	—	(44)
Total	613	$139,888	$137,646	$(2,242)	$(1,406)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted.  Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2016 and 2015 and for which there was a subsequent payment default during the nine-month periods ended September 30, 2016 and 2015, respectively, were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The amount of foreclosed residential real estate property held by the Company was $148 million and $172 million at September 30, 2016 and December 31, 2015, respectively.  There were $321 million and $315 million at September 30, 2016 and December 31, 2015, respectively, in loans secured by residential real estate and serviced by the Company that were in the process of foreclosure.  There were $246 million at September 30, 2016 in loans secured by residential real estate and serviced by other entities for the Company that were in the process of foreclosure. Of all loans in the process of foreclosure at September 30, 2016, approximately 61% were classified as purchased impaired and 21% were government guaranteed.

5. Borrowings

M&T had $516 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at September 30, 2016 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, beginning in 2016 none of the securities are includable in M&T’s Tier 1 regulatory capital, but do qualify for inclusion in Tier 2 regulatory capital.

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

Also included in long-term borrowings are agreements to repurchase securities of $1.8 billion and $1.9 billion at September 30, 2016 and December 31, 2015, respectively.  The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.  The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $1.9 billion and $2.0 billion at September 30, 2016 and December 31, 2015, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders' equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share.  Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of September 30, 2016 and December 31, 2015 is presented below:

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

(a)

Dividends, if declared, are paid at 6.375%.  Warrants to purchase M&T common stock at $73.86 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 713,855 at September 30, 2016 and 719,175 at December 31, 2015.

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

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at September 30, 2016 and December 31, 2015.  The obligation under that warrant was assumed by M&T in an acquisition.

On October 28, 2016, M&T issued 50,000 shares of Series F Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share.  Through November 1, 2026 holders of the Series F preferred stock are entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of 5.125%, payable semi-annually in arrears.  Subsequent to November 1, 2026 holders will be entitled to receive quarterly cash dividends at an annual rate of three-month LIBOR plus 352 basis points.  The Series F preferred stock may be redeemed at M&T’s option, in whole or in part, on any dividend payment date on or after November 1, 2026 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event whereby the full liquidation value of the shares no longer qualifies as “additional Tier 1 capital”.

In addition, M&T expects to redeem the 50,000 shares issued and outstanding of the Series D Fixed Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share during December 2016, having received the approval of the Federal Reserve to redeem such shares after issuing the Series F preferred stock.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension benefits		Other postretirement benefits
	Three months ended September 30
	2016	2015	2016	2015
	(in thousands)
Service cost	$6,259	5,916	399	188
Interest cost on projected benefit obligation	20,853	17,754	1,242	651
Expected return on plan assets	(27,118)	(23,527)	—	—
Amortization of prior service credit	(807)	(1,501)	(339)	(340)
Amortization of net actuarial loss	7,536	11,207	15	26
Net periodic benefit cost	$6,723	9,849	1,317	525

	Pension benefits		Other postretirement benefits
	Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Service cost	$18,778	17,748	1,197	562
Interest cost on projected benefit obligation	62,558	53,261	3,728	1,953
Expected return on plan assets	(81,355)	(70,578)	—	—
Amortization of prior service credit	(2,421)	(4,504)	(1,019)	(1,019)
Amortization of net actuarial loss	22,609	33,619	45	79
Net periodic benefit cost	$20,169	29,546	3,951	1,575

Expense incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $14,783,000 and $14,281,000 for the three months ended September 30, 2016 and 2015, respectively, and $47,747,000 and $44,377,000 for the nine months ended September 30, 2016 and 2015, respectively.

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands, except per share)
Income available to common shareholders:
Net income	$349,984	280,401	984,543	808,702
Less: Preferred stock dividends (a)	(20,318)	(20,318)	(60,953)	(60,953)
Net income available to common equity	329,666	260,083	923,590	747,749
Less: Income attributable to unvested stock-based compensation awards	(2,674)	(2,746)	(7,920)	(8,122)
Net income available to common shareholders	$326,992	257,337	915,670	739,627
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	156,767	134,049	158,710	133,805
Less: Unvested stock-based compensation awards	(1,274)	(1,419)	(1,374)	(1,458)
Weighted-average shares outstanding	155,493	132,630	157,336	132,347
Basic earnings per common share	$2.10	1.94	5.82	5.59

(a)	Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands, except per share)
Net income available to common equity	$329,666	260,083	923,590	747,749
Less: Income attributable to unvested stock-based compensation awards	(2,668)	(2,737)	(7,904)	(8,093)
Net income available to common shareholders	$326,998	257,346	915,686	739,656
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	156,767	134,049	158,710	133,805
Less: Unvested stock-based compensation awards	(1,274)	(1,419)	(1,374)	(1,458)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	533	746	507	742
Adjusted weighted-average shares outstanding	156,026	133,376	157,843	133,089
Diluted earnings per common share	$2.10	1.93	5.80	5.56

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing approximately 2.0 million and 1.5 million common shares during the three-month periods ended September 30, 2016 and 2015, respectively, and 2.5 million and 1.9 million common shares during the nine-month periods ended September 30, 2016 and 2015, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment securities		Defined benefit		Total amount		Income
	With OTTI (a)	All other	plans	Other	before tax		tax	Net
	(in thousands)
Balance - January 1, 2016	$16,359	62,849	(489,660)	(4,093)	$(414,545)		162,918	$(251,627)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	1,228	234,438	—	—	235,666		(92,714)	142,952
Foreign currency translation adjustment	—	—	—	(2,836)	(2,836)		989	(1,847)
Total other comprehensive income (loss) before reclassifications	1,228	234,438	—	(2,836)	232,830		(91,725)	141,105
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on held-to-maturity (“HTM”) securities	—	2,998	—	—	2,998	(b)	(1,180)	1,818
Gains realized in net income	—	(28,748)	—	—	(28,748)	(c)	11,309	(17,439)
Accretion of net gain on terminated cash flow hedges	—	—	—	(116)	(116)	(d)	46	(70)
Amortization of prior service credit	—	—	(3,440)	—	(3,440)	(e)	1,354	(2,086)
Amortization of actuarial losses	—	—	22,654	—	22,654	(e)	(8,914)	13,740
Total reclassifications	—	(25,750)	19,214	(116)	(6,652)		2,615	(4,037)
Total gain (loss) during the period	1,228	208,688	19,214	(2,952)	226,178		(89,110)	137,068
Balance - September 30, 2016	$17,587	271,537	(470,446)	(7,045)	$(188,367)		73,808	$(114,559)

Balance - January 1, 2015	$7,438	201,828	(503,027)	(4,082)	$(297,843)		116,849	$(180,994)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	9,699	(11,139)	—	—	(1,440)		952	(488)
Foreign currency translation adjustment	—	—	—	(735)	(735)		214	(521)
Gains on cash flow hedges	—	—	—	1,453	1,453		(568)	885
Total other comprehensive income before reclassifications	9,699	(11,139)	—	718	(722)		598	(124)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	—	2,417	—	—	2,417	(b)	(944)	1,473
Losses realized in net income	—	108	—	—	108	(c)	(40)	68
Accretion of net gain on terminated cash flow hedges	—	—	—	(102)	(102)	(d)	40	(62)
Amortization of prior service credit	—	—	(5,523)	—	(5,523)	(e)	2,359	(3,164)
Amortization of actuarial losses	—	—	33,698	—	33,698	(e)	(14,368)	19,330
Total reclassifications	—	2,525	28,175	(102)	30,598		(12,953)	17,645
Total gain (loss) during the period	9,699	(8,614)	28,175	616	29,876		(12,355)	17,521
Balance - September 30, 2015	$17,137	193,214	(474,852)	(3,466)	$(267,967)		104,494	$(163,473)

(a)	Other-than-temporary impairment
(b)	Included in interest income
(c)	Included in gain (loss) on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined benefit
	With OTTI	All other	plans	Other	Total
	(in thousands)
Balance - December 31, 2015	$9,921	38,166	(296,979)	(2,735)	$(251,627)
Net gain (loss) during period	745	126,586	11,654	(1,917)	137,068
Balance - September 30, 2016	$10,666	164,752	(285,325)	(4,652)	$(114,559)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not material as of September 30, 2016.

The net effect of interest rate swap agreements was to increase net interest income by $9 million and $11 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $30 million and $33 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted- average rate
	amount	maturity	Fixed	Variable
	(in thousands)	(in years)
September 30, 2016
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	0.9	4.42%	1.79%
December 31, 2015
Fair value hedges:
Fixed rate long-term borrowings (a)	$1,400,000	1.7	4.42%	1.39%

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $21.2 billion and $18.4 billion at September 30, 2016 and December 31, 2015, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $891 million and $1.6 billion at September 30, 2016 and December 31, 2015, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$21,060	43,892	$—	—
Commitments to sell real estate loans (a)	382	1,844	3,946	656
	21,442	45,736	3,946	656
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	29,851	10,282	51	403
Commitments to sell real estate loans (a)	626	533	8,437	846
Trading:
Interest rate contracts (b)	346,453	203,517	286,298	153,723
Foreign exchange and other option and futures contracts (b)	7,092	8,569	6,415	7,022
	384,022	222,901	301,201	161,994
Total derivatives	$405,464	268,637	$305,147	162,650

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

	Amount of gain (loss) recognized
	Three months ended September 30, 2016		Three months ended September 30, 2015
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(12,588)	12,587	$(2,719)	2,382
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$4,822		$4,120
Foreign exchange and other option and futures contracts (b)	1,746		2,613
Total	$6,568		$6,733

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of gain (loss) recognized
	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Derivative	Hedged item	Derivative	Hedged item
	(in thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(22,832)	21,603	$(12,469)	11,495
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$11,578		$6,552
Foreign exchange and other option and futures contracts (b)	5,415		7,023
Total	$16,993		$13,575

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

The Company has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $38 million and $18 million at September 30, 2016 and December 31, 2015, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $85 million and $59 million at September 30, 2016 and December 31, 2015, respectively.  After consideration of such netting arrangements, the net liability positions with counterparties aggregated $81 million and $55 million at September 30, 2016 and December 31, 2015, respectively.  The Company was required to post collateral relating to those positions of $79 million and $52 million at September 30, 2016 and December 31, 2015, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on September 30, 2016 was $19 million, for which the Company had posted collateral of $15 million in the normal course of business.  If the credit risk-related contingent features had been triggered on September 30, 2016, the maximum amount of additional collateral the Company would have been required to post to counterparties was $4 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $15 million and $23 million at September 30, 2016 and December 31, 2015, respectively.  After consideration of such netting arrangements, the net asset positions with counterparties aggregated $11 million and $19 million at September 30, 2016 and December 31, 2015, respectively.  Counterparties posted collateral relating to those positions of $11 million and $22 million at September 30, 2016 and December 31, 2015, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral for contracts in a net liability position. The net fair values of derivative financial instruments cleared through clearinghouses at September 30, 2016 was a net liability position of $177 million and  at December 31, 2015 was a net liability position of $50 million. Collateral posted with clearinghouses was $265 million and $99 million at September 30, 2016 and December 31, 2015, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations

In accordance with GAAP, at December 31, 2015 the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust.  As a result, the Company had included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements.  In the first quarter of 2016, the securitization trust was terminated as the Company exercised its right to purchase the underlying mortgage loans pursuant to the clean-up call provisions of the trust.  At December 31, 2015, the carrying values of the loans in the securitization trust was $81 million.  The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to the Company at December 31, 2015 was $13 million.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At September 30, 2016 and December 31, 2015, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $24 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.1 billion at each of September 30, 2016 and December 31, 2015. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $287 million, including $82 million of unfunded commitments, at September 30, 2016 and $295 million, including $78 million of unfunded commitments, at December 31, 2015.  Contingent commitments to provide additional capital contributions to these partnerships were not material at September 30, 2016. The Company has not provided financial or other support to the partnerships that was not contractually required.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.  The Company amortized $13 million and $34 million of its investments in qualified affordable housing projects to income tax expense during the three months and nine months ended September 30, 2016, respectively, and recognized $18 million and $46 million of tax credits and other tax benefits during those respective periods.  Similarly, for the three months and nine months ended September 30, 2015, the Company amortized $10 million and $31 million, respectively, of its investments in qualified affordable housing projects to income tax expense, and recognized $15 million and $44 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at September 30, 2016.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

•

Level 3 — Valuation is derived from model-based and other techniques in which at least one significant input is unobservable and which may be based on the Company's own estimates about the assumptions that market participants would use to value the asset or liability.

When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. The following is a description of the valuation methodologies used for the Company's assets and liabilities that are measured on a recurring basis at estimated fair value.

Trading account assets and liabilities

Trading account assets and liabilities consist primarily of interest rate swap agreements and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company's risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2.  Mutual funds held in connection with deferred compensation and other arrangements have been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

Investment securities available for sale

The majority of the Company's available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. Certain investments in mutual funds and equity securities are actively traded and, therefore, have been classified as Level 1 valuations.

Included in collateralized debt obligations at December 31, 2015 were securities backed by trust preferred securities issued by financial institutions and other entities.  As disclosed in Note 3, in the third quarter of 2016 the Company sold substantially all of its collateralized debt obligations.  The Company performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at December 31, 2015.  The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities.  The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market.  In determining a market yield applicable to the estimated cash flows, a margin over LIBOR ranging from 4% to 10%, with a weighted-average of 8%, was used.  Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At December 31, 2015, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $28 million and $47 million, respectively.  Privately issued mortgage-backed securities and securities backed by trust preferred securities issued by financial institutions and other entities constituted all of the available-for-sale investment securities classified as Level 3 valuations.

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

Commitments to originate real estate loans for sale and commitments to sell real estate loans

The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government-sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The estimated fair value of commitments to originate real estate loans for sale are adjusted to reflect the Company's anticipated commitment expirations. The estimated commitment expirations are considered significant unobservable inputs contributing to the Level 3 classification of commitments to originate real estate loans for sale.  Significant unobservable inputs used in the determination of estimated fair value of commitments to originate real estate loans for sale are included in the accompanying table of significant unobservable inputs to Level 3 measurements.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at September 30, 2016 and December 31, 2015 measured at estimated fair value on a recurring basis:

	Fair value measurements at September 30, 2016	Level 1 (a)	Level 2 (a)	Level 3
	(in thousands)
Trading account assets	$488,588	50,699	437,889	—
Investment securities available for sale:
U.S. Treasury and federal agencies	726,401	—	726,401	—
Obligations of states and political subdivisions	5,015	—	5,015	—
Mortgage-backed securities:
Government issued or guaranteed	10,930,662	—	10,930,662	—
Privately issued	51	—	—	51
Other debt securities	118,226	—	118,226	—
Equity securities	82,212	62,546	19,666	—
	11,862,567	62,546	11,799,970	51
Real estate loans held for sale	704,984	—	704,984	—
Other assets (b)	51,919	—	22,068	29,851
Total assets	$13,108,058	113,245	12,964,911	29,902
Trading account liabilities	$292,713	—	292,713	—
Other liabilities (b)	12,434	—	12,383	51
Total liabilities	$305,147	—	305,096	51

	Fair value measurements at December 31, 2015	Level 1(a)	Level 2(a)	Level 3
	(in thousands)
Trading account assets	$273,783	56,763	217,020	—
Investment securities available for sale:
U.S. Treasury and federal agencies	299,997	—	299,997	—
Obligations of states and political subdivisions	6,028	—	6,028	—
Mortgage-backed securities:
Government issued or guaranteed	11,686,628	—	11,686,628	—
Privately issued	74	—	—	74
Collateralized debt obligations	47,393	—	—	47,393
Other debt securities	118,880	—	118,880	—
Equity securities	83,671	65,178	18,493	—
	12,242,671	65,178	12,130,026	47,467
Real estate loans held for sale	392,036	—	392,036	—
Other assets (b)	56,551	—	46,269	10,282
Total assets	$12,965,041	121,941	12,785,351	57,749
Trading account liabilities	$160,745	—	160,745	—
Other liabilities (b)	1,905	—	1,502	403
Total liabilities	$162,650	—	162,247	403

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016 and the year ended December 31, 2015.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans  (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2016 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance - June 30, 2016	$57	43,305		21,383
Total gains (losses) realized/unrealized:
Included in earnings	—	28,475		45,534	(b)
Included in other comprehensive income	—	(15,050)	(c)	—
Sales	—	(56,730)		—
Settlements	(6)	—		—
Transfers in and/or out of Level 3 (a)	—	—		(37,117)	(d)
Balance - September 30, 2016	$51	—		29,800
Changes in unrealized gains included in earnings related to assets still held at September 30, 2016	$—	—		27,663	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2015 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance - June 30, 2015	$88	50,483		11,206
Total gains (losses) realized/unrealized:
Included in earnings	—	—		21,709	(b)
Included in other comprehensive income	—	(472)	(c)	—
Settlements	(6)	(135)		—
Transfers in and/or out of Level 3 (a)	—	—		(15,268)	(d)
Balance - September 30, 2015	$82	49,876		17,647
Changes in unrealized gains included in earnings related to assets still held at September 30, 2015	$—	—		15,488	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2016 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance – January 1, 2016	$74	47,393		9,879
Total gains (losses) realized/unrealized:
Included in earnings	—	28,475		104,862	(b)
Included in other comprehensive income	—	(18,268)	(c)	—
Sales	—	(56,730)		—
Settlements	(23)	(870)		—
Transfers in and/or out of Level 3 (a)	—	—		(84,941)	(d)
Balance – September 30, 2016	$51	—		29,800
Changes in unrealized gains included in earnings related to assets still held at September 30, 2016	$—	—		29,288	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2015 were as follows:

	Investment securities available for sale
	Privately issued mortgage-backed securities	Collateralized debt obligations		Other assets and other liabilities
	(in thousands)
Balance - January 1, 2015	$103	50,316		17,347
Total gains (losses) realized/unrealized:
Included in earnings	—	—		67,611	(b)
Included in other comprehensive income	—	5,153	(c)	—
Settlements	(21)	(5,593)		—
Transfers in and/or out of Level 3 (a)	—	—		(67,311)	(d)
Balance - September 30, 2015	$82	49,876		17,647
Changes in unrealized gains included in earnings related to assets still held at September 30, 2015	$—	—		15,965	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Reported as net unrealized gains (losses) on investment securities in the consolidated statement of comprehensive income.
(d)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were generally in the range of 15% to 92% at September 30, 2016.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related non-recurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $249 million at September 30, 2016 ($144 million and $105 million of which were classified as Level 2 and Level 3, respectively), $210 million at December 31, 2015 ($106 million and $104 million of which were classified as Level 2 and Level 3, respectively) and $177 million at September 30, 2015 ($106 million and $71 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2016 were decreases of $20 million and $42 million for the three-month and nine-month periods ended September 30, 2016, respectively.  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2015 were decreases of $11 million and $53 million for the three-month and nine-month periods ended September 30, 2015, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $53 million and $15 million at September 30, 2016 and September 30, 2015, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2016 and 2015.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at September 30, 2016 and December 31, 2015:

	Fair value at September 30, 2016	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage-backed securities	$51	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	29,800	Discounted cash flow	Commitment expirations	0%-92% (26%)

	Fair value at December 31, 2015	Valuation technique	Unobservable input/assumptions	Range (weighted- average)
	(in thousands)
Recurring fair value measurements
Privately issued mortgage-backed securities	$74	Two independent pricing quotes	—	—
Collateralized debt obligations	47,393	Discounted cash flow	Probability of default	10%-56% (31%)
			Loss severity	100%
Net other assets (liabilities) (a)	9,879	Discounted cash flow	Commitment expirations	0%-60% (39%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2016
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,332,202	1,332,202	1,258,882	73,320	—
Interest-bearing deposits at banks	10,777,636	10,777,636	—	10,777,636	—
Trading account assets	488,588	488,588	50,699	437,889	—
Investment securities	14,733,574	14,779,721	62,546	14,591,141	126,034
Loans and leases:
Commercial loans and leases	21,917,163	21,563,190	—	—	21,563,190
Commercial real estate loans	32,078,762	31,944,341	—	290,347	31,653,994
Residential real estate loans	23,584,420	23,780,993	—	4,607,044	19,173,949
Consumer loans	12,066,147	12,009,873	—	—	12,009,873
Allowance for credit losses	(976,121)	—	—	—	—
Loans and leases, net	88,670,371	89,298,397	—	4,897,391	84,401,006
Accrued interest receivable	311,414	311,414	—	311,414	—
Financial liabilities:
Noninterest-bearing deposits	$(33,127,627)	(33,127,627)	—	(33,127,627)	—
Savings and interest-checking deposits	(53,065,030)	(53,065,030)	—	(53,065,030)	—
Time deposits	(11,721,005)	(11,829,119)	—	(11,829,119)	—
Deposits at Cayman Islands office	(223,183)	(223,183)	—	(223,183)	—
Short-term borrowings	(213,846)	(213,846)	—	(213,846)	—
Long-term borrowings	(10,211,160)	(10,277,155)	—	(10,277,155)	—
Accrued interest payable	(76,230)	(76,230)	—	(76,230)	—
Trading account liabilities	(292,713)	(292,713)	—	(292,713)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$29,800	29,800	—	—	29,800
Commitments to sell real estate loans	(11,375)	(11,375)	—	(11,375)	—
Other credit-related commitments	(124,499)	(124,499)	—	—	(124,499)
Interest rate swap agreements used for interest rate risk management	21,060	21,060	—	21,060	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2015
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash and cash equivalents	$1,368,040	1,368,040	1,276,678	91,362	—
Interest-bearing deposits at banks	7,594,350	7,594,350	—	7,594,350	—
Trading account assets	273,783	273,783	56,763	217,020	—
Investment securities	15,656,439	15,660,877	65,178	15,406,404	189,295
Loans and leases:
Commercial loans and leases	20,422,338	20,146,201	—	—	20,146,201
Commercial real estate loans	29,197,311	29,044,244	—	38,774	29,005,470
Residential real estate loans	26,270,103	26,267,771	—	4,727,816	21,539,955
Consumer loans	11,599,747	11,550,270	—	—	11,550,270
Allowance for credit losses	(955,992)	—	—	—	—
Loans and leases, net	86,533,507	87,008,486	—	4,766,590	82,241,896
Accrued interest receivable	306,496	306,496	—	306,496	—
Financial liabilities:
Noninterest-bearing deposits	$(29,110,635)	(29,110,635)	—	(29,110,635)	—
Savings and interest-checking deposits	(49,566,644)	(49,566,644)	—	(49,566,644)	—
Time deposits	(13,110,392)	(13,135,042)	—	(13,135,042)	—
Deposits at Cayman Islands office	(170,170)	(170,170)	—	(170,170)	—
Short-term borrowings	(2,132,182)	(2,132,182)	—	(2,132,182)	—
Long-term borrowings	(10,653,858)	(10,639,556)	—	(10,639,556)	—
Accrued interest payable	(85,145)	(85,145)	—	(85,145)	—
Trading account liabilities	(160,745)	(160,745)	—	(160,745)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$9,879	9,879	—	—	9,879
Commitments to sell real estate loans	875	875	—	875	—
Other credit-related commitments	(122,334)	(122,334)	—	—	(122,334)
Interest rate swap agreements used for interest rate risk management	43,892	43,892	—	43,892	—

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding.  The following table presents the Company's significant commitments.  Certain of these commitments are not included in the Company's consolidated balance sheet.

	September 30,	December 31,
	2016	2015
	(in thousands)
Commitments to extend credit
Home equity lines of credit	$5,525,814	5,631,680
Commercial real estate loans to be sold	403,411	57,597
Other commercial real estate	6,365,999	5,949,933
Residential real estate loans to be sold	635,661	488,621
Other residential real estate	297,191	212,619
Commercial and other	12,219,005	11,802,850
Standby letters of credit	3,283,270	3,330,013
Commercial letters of credit	50,109	55,559
Financial guarantees and indemnification contracts	3,147,784	2,794,322
Commitments to sell real estate loans	1,538,900	782,885

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.   Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party.  The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under that program totaled approximately $2.7 billion and $2.5 billion at September 30, 2016 and December 31, 2015, respectively.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation.  When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans.  The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers.  The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans.  Nevertheless, given the outcome of the matter discussed in the following paragraph, at September 30, 2016 the Company’s remaining obligation to loan purchasers was not considered material to the Company’s consolidated financial position.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

The Company was the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to Freddie Mac and Fannie Mae.  A number of other U.S. financial institutions have announced similar investigations.  Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the U.S. Department of Justice (collectively, the “Government”) investigated whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims.  The Company fully cooperated with the investigation.  The Government advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans did not meet underwriting guidelines.  The Company, based on its own review of the sample, did not agree with the sampling methodology and loan analysis employed by the Government.  Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerned whether the mortgages sold to Freddie Mac and Fannie Mae complied with applicable underwriting guidelines.  The Company also cooperated with that portion of the investigation.  In order to bring those investigations to a close, M&T Bank entered into a settlement agreement with the Government under which M&T Bank paid $64 million on May 12, 2016, without admitting liability.  As a result, on May 20, 2016, a Joint Stipulation of Dismissal was filed with the United States District Court for the Western District of New York.  The settlement did not have a material impact on the Company’s consolidated financial condition or results of operations in the three-month or nine-month periods ended September 30, 2016.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements in the 2015 Annual Report.  The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP.  As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions.  Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

As also described in note 22 in the 2015 Annual Report, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company's reportable segments, but are included in the “All Other” category.  The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three months ended September 30
	2016			2015
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$116,513	1,086	21,422	$112,650	1,167	23,995
Commercial Banking	268,683	950	102,796	270,554	1,097	108,422
Commercial Real Estate	205,562	463	90,065	181,478	469	85,312
Discretionary Portfolio	114,391	(14,795)	50,773	13,773	(5,365)	5,113
Residential Mortgage Banking	108,576	22,051	22,924	99,518	12,918	21,150
Retail Banking	353,016	3,052	69,506	308,520	3,292	64,721
All Other	182,949	(12,807)	(7,502)	146,033	(13,578)	(28,312)
Total	$1,349,690	—	349,984	$1,132,526	—	280,401

	Nine months ended September 30
	2016			2015
	Total revenues(a)	Inter- segment revenues	Net income (loss)	Total revenues(a)	Inter- segment revenues	Net income (loss)
	(in thousands)
Business Banking	$344,562	3,274	69,617	$332,341	3,334	74,160
Commercial Banking	787,781	2,917	309,515	774,392	3,281	312,926
Commercial Real Estate	575,117	1,299	254,682	535,909	978	250,501
Discretionary Portfolio	324,195	(43,726)	151,522	49,724	(16,184)	21,823
Residential Mortgage Banking	309,393	62,955	59,981	310,843	36,741	75,462
Retail Banking	1,037,727	9,198	204,291	914,484	9,688	202,415
All Other	575,885	(35,917)	(65,065)	494,779	(37,838)	(128,585)
Total	$3,954,660	—	984,543	$3,412,472	—	808,702

	Average total assets
	Nine months ended September 30		Year ended December 31
	2016	2015	2015
	(in millions)
Business Banking	$5,442	5,321	5,339
Commercial Banking	25,363	24,041	24,143
Commercial Real Estate	20,571	18,632	18,827
Discretionary Portfolio	41,253	23,153	26,648
Residential Mortgage Banking	2,578	3,007	2,918
Retail Banking	11,739	10,912	11,035
All Other	16,951	12,279	12,870
Total	$123,897	97,345	101,780

(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer pricing and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $6,725,000 and $6,248,000 for the three-month periods ended September 30, 2016 and 2015, respectively, and $19,579,000 and $18,106,000 for the nine-month periods ended September 30, 2016 and 2015, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting.  The carrying value of that investment was $15 million at September 30, 2016.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty mortgage finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.7 billion and $4.1 billion at September 30, 2016 and December 31, 2015, respectively.  Revenues from those servicing rights were $5 million and $6 million for the quarters ended September 30, 2016 and 2015, respectively, and $15 million and $17 million for the nine months ended September 30, 2016 and 2015, respectively.  The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances totaling $32.1 billion and $37.7 billion at September 30, 2016 and December 31, 2015, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $25 million and $26 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $73 million and $91 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  In addition, the Company held $163 million and $181 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2016 and December 31, 2015, respectively, that were securitized by Bayview Financial.

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

Overview

Net income for M&T Bank Corporation (“M&T”) in the third quarter of 2016 was $350 million or $2.10 of diluted earnings per common share, compared with $280 million or $1.93 of diluted earnings per common share in the year-earlier quarter.  During the second quarter of 2016, net income totaled $336 million or $1.98 of diluted earnings per common share.  Basic earnings per common share were $2.10 in the recent quarter, compared with $1.94 in the third quarter of 2015 and $1.98 in the second quarter of 2016.  For the first nine months of 2016, net income was $985 million or $5.80 of diluted earnings per common share, compared with $809 million or $5.56 of diluted earnings per common share during the similar period of 2015.  Basic earnings per common share were $5.82 for the first nine months of 2016, compared with $5.59 for the first nine months 2015.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the recent quarter was 1.12%, compared with 1.13% in the third quarter of 2015 and 1.09% in the second quarter of 2016.  The annualized rate of return on average common shareholders’ equity was 8.68% in the third quarter of 2016, compared with 8.93% and 8.38% in the year-earlier quarter and in 2016’s second quarter, respectively.  During the nine-month period ended September 30, 2016, the annualized rates of return on average assets and average common shareholders’ equity were 1.06% and 8.17%, respectively, compared with 1.11% and 8.77%, respectively, in the first nine months of 2015.

During the third quarter of 2016, the Company sold substantially all of its collateralized debt obligations with an amortized cost of $28 million held in the available-for-sale investment securities portfolio, resulting in an after-tax gain of $17 million ($28 million pre-tax), or $.11 per diluted common share.  Those securities, which had been obtained in previous acquisitions, were sold in response to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) commonly referred to as the “Volcker Rule.” For additional information concerning the Dodd-Frank Act and the Volcker Rule, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2015 and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that Form 10-K under the heading “Regulatory Oversight.”  There were no significant gains or losses on investment securities during the third quarter of 2015 or the second quarter of 2016.

On June 29, 2016, M&T announced that the Federal Reserve did not object to M&T’s revised 2016 Capital Plan. That capital plan includes the repurchase of up to $1.15 billion of common shares during the four-quarter period starting on July 1, 2016 and an increase in the quarterly common stock dividend in the first quarter of 2017 of up to $.05 per share to $.75 per share. M&T may also continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2015, consistent with the contractual terms of those instruments. Dividends are subject to declaration by M&T’s Board of Directors.  Furthermore, on July 19, 2016, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.15 billion of shares of M&T’s common stock subject to all applicable regulatory limitations, including those set forth in M&T’s 2016 Capital Plan.

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

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transaction and commencing operations in new markets and offices.  Those acquisition and integration-related expenses (herein referred to as merger-related expenses) were $13 million ($8 million after-tax effect) in the second quarter of 2016 ($.05 per diluted common share) and aggregated $36 million ($22 million after-tax effect) for the first nine months of 2016 ($.14 per diluted common share).  There were no merger-related expenses during the recent quarter or the first nine months of 2015.  Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $356 million in the recent quarter, compared with $283 million in the third quarter of 2015.  Diluted net operating earnings per common share were $2.13 for the third quarter of 2016, compared with $1.95 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $351 million and $2.07, respectively, in the second quarter of 2016.  For the first nine months of 2016, net operating income and diluted net operating earnings per common share were $1.03 billion and $6.07, respectively, compared with $819 million and $5.64, respectively, in the similar 2015 period.

Net operating income in each of the third quarter of 2016, the year-earlier quarter and second quarter of 2016 expressed as an annualized rate of return on average tangible assets was 1.18%.  Net operating income represented an annualized return on average tangible common equity of 12.77% in the recent quarter, compared with 12.98% and 12.68% in the quarters ended September 30, 2015 and June 30, 2016, respectively.  For the first nine months of 2016, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.15% and 12.36%, respectively, compared with 1.17% and 12.89%, respectively, in the corresponding 2015 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $865 million in the third quarter of 2016, 24% higher than $699 million in the year-earlier quarter.  That growth resulted from the impact of a $24.4 billion or 28% rise in average earning assets that was partially offset by a 9 basis point (hundredths of one percent) narrowing of the Company’s net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.05%. The higher level of average earning assets in the recent quarter reflected higher average balances of loans and leases of $20.9 billion, (due predominantly to the Hudson City acquisition, which added $16.2 billion to average loans during the recent quarter) and interest-bearing deposits at the Federal Reserve Bank of New York of $3.6 billion.  The narrowed net interest margin reflects the impact of the continuing low interest rate environment on yields on loans and investment securities coupled with higher rates paid on interest-bearing deposits associated with the acquisition of Hudson City.  Taxable-equivalent net interest income in the recent quarter declined slightly from $870 million in the second quarter of 2016. The favorable impact of a $992 million increase in average earning assets was more than offset by an 8 basis point narrowing of the net interest margin in the recent quarter from 3.13% in the second quarter of 2016. Contributing to that narrowing were lower yields on investment securities and loans, higher rates paid on interest-bearing deposits, including the impact of time deposits in the former Hudson City markets, and increased balances on deposit at the Federal Reserve Bank of New York. While those latter deposits added to interest income, they resulted in a lowering of the reported net interest margin.

For the first nine months of 2016, taxable-equivalent net interest income was $2.61 billion, up 27% from $2.05 billion in the corresponding 2015 period.  That increase was predominantly attributable to higher average earning assets, which rose $25.0 billion or 29% to $112.0 billion in the first nine months of 2016.  Loans obtained in the acquisition of Hudson City added $17.1 billion of average earning assets in the first nine months of 2016. Partially offsetting the rise in average earning assets was a 4 basis point narrowing of the net interest margin to 3.12% in 2016 from 3.16% in 2015.  That narrowing reflected higher rates paid on interest-bearing time deposits, largely related to deposits obtained in the Hudson City acquisition.

Average loans and leases totaled $88.7 billion in the recent quarter, up 31% from $67.8 billion in the third quarter of 2015.  Commercial loans and leases averaged $21.5 billion in the third quarter of 2016, up $1.5 billion or 8% from the year-earlier quarter.  Average commercial real estate loans aggregated $31.3 billion in the recent quarter, an increase of $2.9 billion, or 10%, from $28.3 billion in the third quarter of 2015.  Reflecting average balances of $15.8 billion of loans obtained in the Hudson City transaction, average residential real estate loans outstanding rose $15.7 billion to $24.1 billion in 2016’s third quarter from $8.3 billion in the year-earlier quarter.  Included in that portfolio were loans held for sale, which averaged $374 million in the recently completed quarter, compared with $466 million in the third quarter of 2015.  Consumer loans averaged $11.9 billion in 2016’s third quarter, $690 million or 6% higher than $11.3 billion in the third quarter of 2015.  That growth reflects a $519 million increase in average automobile loan balances.

Average loan and lease balances in the third quarter of 2016 rose $577 million from the second quarter of 2016.  Average commercial loan and lease balances increased $30 million in the recent quarter as compared with the immediately preceding quarter as seasonal declines in inventory loans to automobile dealers muted growth in that category.  Average commercial real estate loan balances increased $1.1 billion, or 4%, and average balances of consumer loans rose $229 million, or 2%, from the second to third quarters of 2016.  Reflecting pay downs of loans obtained in the Hudson City acquisition during the recent quarter, average residential real estate loans declined $800 million, or 3%, from 2016’s second quarter.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2016	2015	2016
Commercial, financial, etc.	$21,480	8%	—%
Real estate – commercial	31,252	10	4
Real estate – consumer	24,058	188	(3)
Consumer
Automobile	2,791	23	4
Home equity lines and loans	5,746	(2)	(1)
Other	3,405	9	6
Total consumer	11,942	6	2
Total	$88,732	31%	1%

For the first nine months of 2016, average loans and leases aggregated $88.2 billion, up $20.8 billion or 31% from $67.4 billion in the similar 2015 period.  The most significant factors contributing to that increase were the residential real estate loans obtained in the Hudson City acquisition and growth in the commercial real estate loan and commercial loan and lease portfolios.

The investment securities portfolio averaged $14.4 billion in each of the recent quarter and the third quarter of 2015, compared with $14.9 billion in the second quarter of 2016.  For the first nine months of 2016 and 2015, investment securities averaged $14.9 billion and $14.0 billion, respectively.  The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes.  When purchasing investment securities, the Company also considers its liquidity position and overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments.  The Company manages its investment securities portfolio, in part, to satisfy the requirements of the U.S. version of the Basel Committee’s Liquidity Coverage Ratio (“LCR”) requirements that became effective in January 2016.  The Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The Hudson City acquisition added approximately $7.9 billion to the investment securities portfolio on the November 1, 2015 acquisition date.  As noted earlier, immediately following the acquisition, the Company restructured its balance sheet by selling $5.8 billion of those securities.  During the third quarter of 2016, the Company sold substantially all of the collateralized debt obligations that were held in the available-for-sale investment securities portfolio for a gain of approximately $28 million.  Those securities were sold in large part in response to the provisions of the Volcker Rule.  The amounts of investment securities held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the first nine months of 2016 or 2015. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold.  Those other earning assets in the aggregate averaged $9.8 billion in the recent quarter, compared with $6.2 billion and $8.8 billion in the third quarter of 2015 and the second quarter of 2016, respectively. Interest-bearing deposits at banks averaged $9.7 billion in the third quarter of 2016, compared with $6.1 billion in the year-earlier quarter and $8.7 billion in 2016’s second quarter.  For the nine-month periods ended September 30, 2016 and 2015, average balances of other earning assets were $9.0 billion and $5.6 billion, respectively, including $8.9 billion and $5.5 billion, respectively, of interest-bearing deposits at banks.  The higher levels of interest-bearing deposits at banks in the three-month and nine-month periods ended September 30, 2016 as compared with the corresponding 2015 periods resulted largely from the Company’s decision to maintain higher balances at the Federal Reserve Bank of New York rather than reinvesting in other highly liquid assets due to the current interest rate environment.  The increased level of interest-bearing deposits at banks in the recent quarter as compared with the second quarter of 2016 was predominantly due to higher trust-related customer deposits.

As a result of the changes described herein, average earning assets aggregated $112.9 billion in the third quarter of 2016, compared with $88.4 billion in the year-earlier quarter and $111.9 billion in the second quarter of 2016.  Average earning assets totaled $112.0 billion and $87.0 billion during the nine-month periods ended September 30, 2016 and 2015, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $93.2 billion in the third quarter of 2016, up 29% from $72.0 billion in the year-earlier quarter and 2% higher than $91.5 billion in the second quarter of 2016.  The Hudson City acquisition added approximately $17.0 billion of core deposits on November 1, 2015, including $9.7 billion of time deposits, $6.6 billion of savings deposits and $691 million of noninterest-bearing deposits.  The higher average core deposits in the two most recent quarters as compared with the third quarter of 2015 were predominantly reflective of the impact of the merger with Hudson City.  The following table provides an analysis of quarterly changes in the components of average core deposits.  For the nine-month periods ended September 30, 2016 and 2015, core deposits averaged $91.5 billion and $71.1 billion, respectively.

AVERAGE CORE DEPOSITS

Dollars in millions

		Percent increase
		(decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2016	2015	2016
Interest-checking deposits	$1,194	(7)%	(9)%
Savings deposits	50,273	26	2
Time deposits	10,997	349	(4)
Noninterest-bearing deposits	30,782	9	5
Total	$93,246	29%	2%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $1.3 billion in each of the two most recent quarters, compared with $350 million in the third quarter of 2015.  The higher averages in the two most recent quarters as compared with the third quarter of 2015 were predominantly due to deposits obtained in the acquisition of Hudson City.  Cayman Islands office deposits averaged $220 million, $206 million and $183 million for the three-month periods ended September 30, 2016, September 30, 2015 and June 30, 2016, respectively.  Brokered time deposits averaged $59 million in each of the two most recent quarters and in the third quarter of 2015.  The Company also has brokered interest-bearing transaction and brokered money-market deposit accounts, which in the aggregate averaged $1.0 billion during each of the two most recent quarters, compared with $1.2 billion during the third quarter of 2015.  The levels of brokered deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured.  The level of Cayman Islands office deposits is also reflective of customer demand.  Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of less than one year.  Average short-term borrowings totaled $231 million in the recent quarter, compared with $174 million in the third quarter of 2015 and $1.1 billion in the second quarter of 2016.  The higher level of such borrowings in the second quarter of 2016 was predominantly due to short-term borrowings from the Federal Home Loan Bank of New York assumed in the Hudson City acquisition.  Those fixed-rate borrowings largely matured during the second quarter of 2016. Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $160 million and $123 million in the third quarters of 2016 and 2015, respectively, and $161 million in the second quarter of 2016.

Long-term borrowings averaged $10.3 billion in the two most recent quarters, compared with $10.1 billion in the third quarter of 2015.  M&T Bank has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Average balances of notes outstanding under that program were $5.2 billion during each of the three-month periods ended September 30, 2016 and June 30, 2016 and $5.5 billion during the three-month period ended September 30, 2015. The proceeds of the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high-quality liquid assets that meet the requirements of the LCR.  Also included in average long-term borrowings were amounts borrowed from various Federal Home Loan Banks of $1.2 billion in each of the recent quarter, the third quarter of 2015 and the second quarter of 2016.  Subordinated capital notes included in long-term borrowings averaged $1.5 billion in each of the three-month periods ended September 30, 2016, September 30, 2015 and June 30, 2016.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $516 million in the most recent quarter, compared with $513 million in the third quarter of 2015 and $515 million in the second quarter of 2016.  In accordance with its 2015 Capital Plan, on April 15, 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Those borrowings had a weighted-average interest rate of 8.24%.  Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.  Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.9 billion during each of the two most recent quarters and $1.4 billion in the third quarter of 2015.  The increases from the third quarter of 2015 reflect agreements to repurchase securities assumed in connection with the Hudson City acquisition.  The repurchase agreements held at September 30, 2016 have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.  The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt.  As of September 30, 2016, interest rate swap agreements were used to hedge approximately $1.4 billion of outstanding fixed rate long-term borrowings.  Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.85% in the third quarter of 2016, compared with 2.93% in the third quarter of 2015 and 2.95% in the second quarter of 2016.  The yield on earning assets during the recent quarter was 3.44%, down 4 basis points from 3.48% in the year-earlier quarter, while the rate paid on interest-bearing liabilities increased 4 basis points to .59% from .55% in the third quarter of 2015.  In the second quarter of 2016, the yield on earning assets was 3.51% and the rate paid on interest-bearing liabilities was .56%.  For the first nine months of 2016, the net interest spread was 2.94%, down 2 basis points from the year-earlier period.  The yield on earning assets and the rate paid on interest-bearing liabilities for the nine-month period ended September 30, 2016 were 3.50% and .56%, respectively, compared with 3.51% and .55%, respectively, in the first nine months of 2015.  The narrowing of the net interest spread in the recent quarter as compared with the year-earlier quarter and the second quarter of 2016 resulted largely from lower yields on loans and investment securities, higher rates paid on interest-bearing deposits (largely associated with time deposits obtained in the Hudson City acquisition) and higher amounts of relatively low-yielding balances held at the Federal Reserve Bank of New York.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $37.3 billion in the recent quarter, compared with $32.6 billion in the third quarter of 2015 and $35.7 billion in the second quarter of 2016.  The increases in average net interest-free funds in the two most recent quarters as compared with the third quarter of 2015 reflect higher average balances of noninterest-bearing deposits and shareholders’ equity.  Those deposits averaged $30.8 billion, $28.3 billion and $29.2 billion in the quarters ended September 30, 2016, September 30, 2015 and June 30, 2016, respectively.  During the first nine months of 2016 and 2015, average net interest-free funds were $36.0 billion and $30.9 billion, respectively, and included average balances of noninterest-bearing deposits of $29.6 billion in 2016 and $26.9 billion in 2015.  In connection with the acquisition of Hudson City, the Company added noninterest-bearing deposits of $691 million at the acquisition date.  In addition to the merger, growth in noninterest-bearing deposits since the third quarter of 2015 reflects higher deposits of commercial customers.  Shareholders’ equity averaged $16.3 billion, $12.8 billion and $16.4 billion in the quarters ended September 30, 2016, September 30, 2015 and June 30, 2016, respectively.  Average shareholders’ equity during the first nine months of 2016 was $16.3 billion, compared with $12.6 billion during the comparable period in 2015. The rise in average shareholders’ equity included $3.1 billion of common equity issued in connection with the acquisition of Hudson City as well as net retained earnings.  Goodwill and core deposit and other intangible assets averaged $4.7 billion during each of the two most recent quarters, compared with $3.5 billion during the quarter ended September 30, 2015.  Goodwill of $1.1 billion and core deposit intangible of $132 million resulted from the Hudson City acquisition.  The cash surrender value of bank owned life insurance averaged $1.7 billion in each of the three-month periods ended September 30, 2016, September 30, 2015 and June 30, 2016.  Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .20% in the recent quarter, compared with .21% in the third quarter of 2015 and .18% in the second quarter of 2016.  That contribution for the first nine months of 2016 and 2015 was .18% and .20%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.05% in the recent quarter, down from 3.14% in the third quarter of 2015 and 3.13% in the second quarter of 2016.  During the nine-month periods ended September 30, 2016 and 2015, the net interest margin was 3.12% and 3.16%, respectively.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $1.4 billion at each of September 30, 2016, September 30, 2015 and June 30, 2016.  Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates.  Those interest rate swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings.  There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income.  The amounts of hedge ineffectiveness recognized during each of the quarters ended September 30, 2016, September 30, 2015 and June 30, 2016 were not material to the Company’s consolidated results of operations.  The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $21 million at September 30, 2016, $61 million at September 30, 2015, $34 million at June 30, 2016 and $44 million at December 31, 2015.  The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.  The Company’s credit exposure as of September 30, 2016 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $11 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 4.42% and 1.79%, respectively, at September 30, 2016.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

Dollars in thousands

	Three months ended September 30
.	2016		2015
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(9,462)	(.05)	(10,999)	(.08)
Net interest income/margin	$9,462	.03%	$10,999	.05%
Average notional amount	$1,400,000		$1,400,000
Rate received (b)		4.42%		4.42%
Rate paid (b)		1.68%		1.25%

	Nine months ended September 30
	2016		2015
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(29,593)	(.05)	(33,419)	(.08)
Net interest income/margin	$29,593	.04%	$33,419	.06%
Average notional amount	$1,400,000		$1,400,000
Rate received (b)		4.42%		4.42%
Rate paid (b)		1.58%		1.22%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk.  Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  M&T’s banking subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, the previously noted Bank Note Program, and other available borrowing facilities.  The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios.  Such notes generally qualify under the Federal Reserve Board’s risk-based capital guidelines for inclusion in the Company’s regulatory capital.  However, pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities have been phased-out of the definition of Tier 1 capital.  Effective January 1, 2015, 75% of such junior subordinated debentures were excluded from the Company’s Tier 1 capital, and beginning January 1, 2016, 100% have been excluded.  The amounts excluded from Tier 1 capital are includable in total capital.  In accordance with its 2015 Capital Plan, in April 2015 M&T redeemed the junior subordinated debentures associated with the trust preferred securities of M&T Capital Trusts I, II and III.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions.  Short-term federal funds borrowings totaled $159 million, $122 million and $99 million at September 30, 2016, September 30, 2015 and December 31, 2015, respectively.  In general, those borrowings were unsecured and matured on the next business day.  In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $223 million at September 30, 2016, $206 million at September 30, 2015 and $170 million at December 31, 2015.  The Company has also benefited from the placement of brokered deposits.  The Company has brokered interest-bearing transaction and brokered money-market deposit accounts which aggregated approximately $1.1 billion at September 30, 2016 and $1.2 billion at each of September 30, 2015 and December 31, 2015.  Brokered time deposits were not a significant source of funding as of those dates.

The Company’s ability to obtain funding from the sources noted above or from other sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets.  The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels.  Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account totaled $73 million at September 30, 2016 (substantially all of which were remarketed in October 2016) and less than $1 million at December 31, 2015, while there were no outstanding VRDBs in the Company’s trading account at September 30, 2015.  The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.6 billion at September 30, 2016, compared with $1.8 billion at September 30, 2015 and $1.7 billion at December 31, 2015.  M&T Bank also serves as remarketing agent for most of those bonds.

The Company enters into contractual obligations in the normal course of business that require future cash payments.  Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments.  Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans.  Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.  Further discussion of these commitments is provided in note 13 of Notes to Financial Statements.

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations.  Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years.  For purposes of that test, at September 30, 2016 approximately $985 million was available for payment of dividends to M&T from banking subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 5 of Notes to Financial Statements.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business.  Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. Banking regulators have enacted the LCR rules requiring a banking company to maintain a minimum amount of liquid assets to withstand a standardized supervisory liquidity stress scenario. The effective date for those rules for the Company was January 1, 2016, subject to a phase-in period. The Company has taken steps as noted herein to enhance its liquidity and is in compliance with the phase-in requirements of the rules.

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

The accompanying table as of September 30, 2016 and December 31, 2015 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Dollars in thousands

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	September 30, 2016	December 31, 2015
+200 basis points	$278,164	243,958
+100 basis points	162,671	145,169
-50 basis points	(114,108)	(99,603)

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

The notional amounts of interest rate contracts entered into for trading account purposes aggregated $21.2 billion at September 30, 2016, compared with $17.6 billion at September 30, 2015 and $18.4 billion at December 31, 2015.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes totaled $891 million at September 30, 2016, compared with $1.6 billion at each of September 30, 2015 and December 31, 2015.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities totaled $489 million and $293 million, respectively, at September 30, 2016, $341 million and $233 million, respectively, at September 30, 2015, and $274 million and $161 million, respectively, at December 31, 2015.  Included in trading account assets at September 30, 2016 were assets related to deferred compensation plans totaling $23 million at each of September 30, 2016 and September 30, 2015, compared with $24 million at December 31, 2015.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at September 30, 2016 were $26 million of liabilities related to deferred compensation plans, compared with $27 million at September 30, 2015 and $28 million at December 31, 2015.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $28 million, $25 million and $33 million at September 30, 2016, September 30, 2015 and December 31, 2015, respectively.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio.  A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the third quarter of 2016 was $47 million, compared with $44 million in the year-earlier quarter and $32 million in the second quarter of 2016.  For the nine-month periods ended September 30, 2016 and 2015, the provision for credit losses was $128 million and $112 million, respectively. Net charge-offs of loans were $41 million in the recent quarter, compared with $40 million in the third quarter of 2015 and $24 million in the second quarter of 2016.  Net charge-offs as an annualized percentage of average loans and leases were .19% in the third quarter of 2016, compared with .24% and .11% in the third quarter of 2015 and the second quarter of 2016, respectively.  Net charge-offs for the nine-month periods ended September 30 aggregated $108 million in 2016 and $98 million in 2015, representing an annualized rate of .16% and .19%, respectively, of average loans and leases.  A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

In thousands

	2016
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year- to-date
Commercial, financial, leasing, etc.	$902	(3,132)	14,117	11,887
Real estate:
Commercial	(1,141)	(1,866)	(140)	(3,147)
Residential	5,085	3,115	4,835	13,035
Consumer	37,394	26,139	22,563	86,096
	$42,240	24,256	41,375	107,871

	2015
	1st Qtr.	2nd Qtr.	3rd Qtr.	Year- to-date
Commercial, financial, leasing, etc.	$8,411	4,056	21,590	34,057
Real estate:
Commercial	6,094	2,429	84	8,607
Residential	2,129	2,071	2,143	6,343
Consumer	19,555	12,830	16,372	48,757
	$36,189	21,386	40,189	97,764

Included in net charge-offs of commercial loans and leases were $12 million of loans to a commercial maintenance services provider in the third quarter of 2016 and $6 million related to a loan with a general contractor in the greater New York City region in the third quarter of 2015.  Reflected in net commercial loan and lease charge-offs in the second quarter of 2016 was a $7 million recovery of a previously charged-off loan.  Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2016, September 30, 2015 and June 30, 2016, respectively, of: automobile loans of $7 million, $2 million and $6 million; recreational vehicle loans of $4 million, $3 million and $3 million; and home equity loans and lines of credit of $5 million, $3 million and $4 million. During the first three quarters of 2016, the Company accelerated the charge off of consumer loans associated with customers who were either deceased or had filed for bankruptcy that, in accordance with GAAP, had previously been considered when determining level of the allowance for credit losses and were charged-off following the Company’s normal charge-off procedures to the extent the loans subsequently became delinquent.  Charge-offs of such loans totaled $7 million in the recent quarter, $5 million in the second quarter and $14 million in the initial quarter of 2016 and included $4 million, $2 million and $11 million, respectively, of loan balances with a current payment status at the time of charge-off.  For the nine-month periods ended September 30, 2016 and 2015, net consumer loan charge-offs included the following: automobile loans of $24 million and $8 million, respectively; recreational vehicles loans of $19 million and $9 million, respectively; and home equity loans and lines of credit of $14 million and $12 million, respectively.  In addition, reflected in consumer loan charge-offs in the second quarter of 2016 was a $6 million charge-off of an individual personal usage loan.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses.  Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates.  For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans.  The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet.  The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect.  The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances.  Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.  The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $2.0 billion at each of September 30, 2016 and 2015, and $2.5 billion at December 31, 2015.  The decrease in such loans since December 31, 2015 was largely attributable to payments received.  The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of September 30, 2016 and December 31, 2015 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	September 30, 2016	December 31, 2015
	(in thousands)
Commercial, financing, leasing, etc.	$5,484	10,806
Commercial real estate	39,577	48,173
Residential real estate	70,088	113,478
Consumer	11,917	17,952
Total	$127,066	190,409

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired at a premium was $15.1 billion and $17.8 billion at September 30, 2016 and December 31, 2015, respectively.  In addition to the impact of estimated credit losses included in the determination of fair value of those loans at the acquisition date, a $21 million provision for credit losses was also recorded in the fourth quarter of 2015 for incurred losses inherent in those loans at that time. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount. Despite the fact that the determination of aggregate fair value reflects the impact of expected credit losses, GAAP provides that incurred losses in a portfolio of loans acquired at a premium be recognized even though in a relatively homogenous portfolio of residential mortgage loans the specific loans to which the losses relate cannot be individually identified at the acquisition date.  Subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans totaled $837 million or .93% of total loans and leases outstanding at September 30, 2016, compared with $787 million or 1.15% at September 30, 2015, $799 million or .91% at December 31, 2015 and $849 million or .96% at June 30, 2016.  The increases in nonaccrual loans at the two most recent quarter-ends as compared with September 30, 2015 and December 31, 2015 reflect the normal migration of previously performing residential real estate loans obtained in the acquisition of Hudson City that subsequently became over 90 days past due in 2016 and, as such, were not identifiable as purchased impaired as of the acquisition date.  Those nonaccrual loans totaled $149 million at September 30, 2016 and $113 million at June 30, 2016.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $317 million, or .35% of total loans and leases at September 30, 2016, compared with $231 million or .34% at September 30, 2015, $317 million or .36% at December 31, 2015 and $298 million or .34% at June 30, 2016.  Those loans included loans guaranteed by government-related entities of $282 million, $194 million, $276 million and $270 million at September 30, 2016, September 30, 2015, December 31, 2015 and June 30, 2016, respectively.  Such guaranteed loans obtained in the acquisition of Hudson City totaled $46 million, $44 million and $45 million at September 30, 2016, December 31, 2015 and June 30, 2016, respectively.  Guaranteed loans also included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $225 million at September 30, 2016, $182 million at September 30, 2015, $221 million at December 31, 2015 and $218 million at June 30, 2016.  The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all outstanding principal and contractually required interest payments.  Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The carrying amount of such loans was $617 million at September 30, 2016, or .7% of total loans. Of that amount, $542 million was related to the Hudson City acquisition. Purchased impaired loans totaled $149 million and $768 million at September 30 and December 31, 2015, respectively.

Accruing loans acquired at a discount past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $65 million at September 30, 2016, compared with $81 million at September 30, 2015 and $68 million at December 31, 2015.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance.  Such loans aggregated $170 million, $153 million and $147 million at September 30, 2016, September 30, 2015 and December 31, 2015, respectively.

Nonaccrual commercial loans and leases totaled $231 million at September 30, 2016, $224 million at September 30, 2015, $242 million at December 31, 2015 and $241 million at June 30, 2016.

Commercial real estate loans classified as nonaccrual totaled $198 million at September 30, 2016, $235 million at September 30, 2015, $224 million at December 31, 2015 and $218 million at June 30, 2016. Nonaccrual commercial real estate loans included construction-related loans of $41 million, $58 million, $45 million and $46 million at September 30, 2016, September 30, 2015, December 31, 2015 and June 30, 2016, respectively. Those nonaccrual construction loans included loans to residential builders and developers of $20 million, $46 million, $28 million and $24 million at September 30, 2016, September 30, 2015, December 31, 2015 and June 30, 2016, respectively. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended September 30, 2016 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

	September 30, 2016			Quarter ended September 30, 2016
		Nonaccrual		Net charge-offs (recoveries)
	Outstanding balances(b)	Balances	Percent of outstanding balances	Balances	Annualized percent of average outstanding balances
	(dollars in thousands)
New York	$711,291	$1,713	.24%	$(88)	(.05)%
Pennsylvania	128,775	16,401	12.74	7	.02
Mid-Atlantic(a)	469,941	2,642	.56	(1,172)	(.95)
Other	580,487	1,232	.21	—	—
Total	$1,890,494	$21,988	1.16%	$(1,253)	(.26)%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes approximately $13 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Residential real estate loans classified as nonaccrual were $303 million at September 30, 2016, compared with $218 million at September 30, 2015, $215 million at December 31, 2015, and $282 million at June 30, 2016. The increase in residential real estate loans classified as nonaccrual at the two most recent quarter-ends as compared with December 31, 2015 reflects the normal migration of previously performing loans obtained in the acquisition of Hudson City that subsequently became more than 90 days delinquent in 2016.  Such nonaccrual residential real estate loans aggregated $113 million at June 30, 2016 and $149 million at September 30, 2016. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making loan payments at the time and the loans were not recorded at a discount. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $89 million, $64 million, $62 million and $79 million at September 30, 2016, September 30, 2015, December 31, 2015 and June 30, 2016 respectively. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Such loans in the Company’s portfolio prior to the Hudson City transaction were originated by the Company before 2008. Hudson City discontinued its limited documentation loan program in January 2014. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) totaled $281 million (including $47 million obtained in the acquisition of Hudson City) at September 30, 2016, compared with $194 million at September 30, 2015, $284 million at December 31, 2015 and $271 million at June 30, 2016. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2016 is presented in the accompanying table.

Nonaccrual consumer loans totaled $104 million and $110 million at September 30, 2016 and 2015, respectively, compared with $118 million at December 31, 2015 and $108 million at June 30, 2016.  Included in nonaccrual consumer loans at September 30, 2016, September 30, 2015, December 31, 2015 and June 30, 2016 were automobile loans of $14 million, $14 million, $17 million and $12 million, respectively; recreational vehicle loans of $6 million, $8 million, $9 million and $5 million, respectively; and outstanding balances of home equity loans and lines of credit of $80 million, $78 million, $84 million and $87 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2016 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	September 30, 2016			Quarter ended September 30, 2016
		Nonaccrual		Net charge-offs (recoveries)
					Annualized percent of
			Percent of		average
	Outstanding		outstanding		outstanding
	balances	Balances	balances	Balances	balances
	(dollars in thousands)
Residential mortgages:
New York	$6,455,531	$69,001	1.07%	$569	.03%
Pennsylvania	1,679,066	15,373	.92	419	.10
Maryland	1,271,586	15,509	1.22	414	.13
New Jersey	5,441,245	40,817	.75	1,206	.09
Other Mid-Atlantic (a)	1,097,937	13,634	1.24	11	.01
Other	3,872,475	58,793	1.52	644	.06
Total	$19,817,840	$213,127	1.08%	$3,263	.06%
Residential construction loans:
New York	$6,628	$19	.28%	$(1)	(.05)%
Pennsylvania	1,921	350	18.23	—	—
Maryland	3,529	—	—	—	—
New Jersey	962	—	—	—	—
Other Mid-Atlantic (a)	4,782	—	—	—	—
Other	6,481	400	6.18	(2)	(.13)
Total	$24,303	$769	3.16%	$(3)	(.05)%
Limited documentation first mortgages:
New York	$1,580,261	$29,083	1.84%	$1,324	.33%
Pennsylvania	79,805	6,751	8.46	41	.20
Maryland	47,172	2,656	5.63	149	1.24
New Jersey	1,457,583	24,326	1.67	59	.02
Other Mid-Atlantic (a)	41,776	2,459	5.89	7	.07
Other	535,680	24,081	4.50	(5)	(.01)
Total	$3,742,277	$89,356	2.39%	$1,575	.16%
First lien home equity loans and lines of credit:
New York	$1,307,699	$15,890	1.22%	$370	.11%
Pennsylvania	841,284	9,663	1.15	471	.22
Maryland	689,906	7,593	1.10	97	.06
New Jersey	43,887	489	1.11	—	—
Other Mid-Atlantic (a)	209,854	1,029	.49	9	.02
Other	20,253	1,289	6.36	—	—
Total	$3,112,883	$35,953	1.15%	$947	.12%
Junior lien home equity loans and lines of credit:
New York	$919,745	$24,516	2.67%	$1,469	.63%
Pennsylvania	371,835	5,250	1.41	713	.76
Maryland	818,865	8,883	1.08	919	.44
New Jersey	129,658	1,452	1.12	378	1.16
Other Mid-Atlantic (a)	320,659	1,506	.47	(7)	(.01)
Other	39,121	1,729	4.42	199	1.99
Total	$2,599,883	$43,336	1.67%	$3,671	.56%
Limited documentation junior lien:
New York	$831	$—	—%	$—	—%
Pennsylvania	337	—	—	—	—
Maryland	1,583	62	3.93	—	—
New Jersey	387	—	—	(1)	(1.47)
Other Mid-Atlantic (a)	696	—	—	—	—
Other	4,787	272	5.68	28	2.32
Total	$8,621	$334	3.87%	$27	1.23%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $160 million at September 30, 2016, compared with $66 million at September 30, 2015, $195 million at December 31, 2015 and $172 million at June 30, 2016. The higher levels of real estate and other foreclosed assets at September 30, 2016, December 31, 2015 and June 30, 2016 reflect residential real estate properties associated with the

Hudson City acquisition, which totaled $97 million, $126 million and $109 million at those respective dates.  Gains or losses resulting from the sales of real estate and other foreclosed assets were not material in the three-month periods ended September 30, 2016, September 30, 2015 or June 30, 2016. At September 30, 2016, the Company’s holding of residential real estate-related properties comprised approximately 92% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA Dollars in thousands
	2016 Quarters			2015 Quarters
	Third	Second	First	Fourth	Third
Nonaccrual loans	$837,362	848,855	876,691	799,409	787,098
Real estate and other foreclosed assets	159,881	172,473	188,004	195,085	66,144
Total nonperforming assets	$997,243	1,021,328	1,064,695	994,494	853,242
Accruing loans past due 90 days or more(a)	$317,282	298,449	336,170	317,441	231,465
Government guaranteed loans included in totals above:
Nonaccrual loans	$47,130	52,486	49,688	47,052	48,955
Accruing loans past due 90 days or more	282,077	269,962	279,340	276,285	193,998
Renegotiated loans	$217,559	211,159	200,771	182,865	189,639
Acquired accruing loans past due 90 days or more(b)	$65,182	68,591	61,767	68,473	80,827
Purchased impaired loans(c):
Outstanding customer balance	$981,105	1,040,678	1,124,776	1,204,004	278,979
Carrying amount	616,991	662,059	715,874	768,329	149,421
Nonaccrual loans to total loans and leases, net of unearned discount	.93%	.96%	1.00%	.91%	1.15%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.11%	1.15%	1.21%	1.13%	1.24%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.35%	.34%	.38%	.36%	.34%

(a)	Excludes loans acquired at a discount. Predominantly residential mortgage loans.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2016 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company.  While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the troubled state of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 55% of the Company’s loans are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans were $2.5 billion at September 30, 2016, compared with $2.3 billion at September 30, 2015, $2.1 billion at December 31, 2015 and $2.4 billion at June 30, 2016. Increases in criticized loan balances since December 31, 2015 included approximately $265 million categorized as commercial real estate loans and $112 million as commercial loans. Approximately 97% of loan balances added to the criticized category during the first nine months of 2016 were less than 90 days past due and 95% had a current payment status.

Loan officers with the support of loan review personnel in different geographic locations are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective geographic regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed.  On a quarterly basis, the Company’s centralized loan review department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.  For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s loan review department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. At September 30, 2016, approximately 54% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 71% (or approximately 32% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At September 30, 2016, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $14 million, compared with $22 million at each of September 30, 2015 and December 31, 2015 and $16 million at June 30, 2016.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2016, approximately 85% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 10% were making contractually allowed payments that do not include any repayment of principal.

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

Management believes that the allowance for credit losses at September 30, 2016 appropriately reflected credit losses inherent in the portfolio as of that date.  The allowance for credit losses was $976 million, or 1.09% of total loans and leases at September 30, 2016, compared with $934 million or 1.36% at September 30, 2015, $956 million or 1.09% at December 31, 2015 and $970 million or 1.10% at June 30, 2016. The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value.  However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio.  The declines in the ratio of the allowance to total loans and leases at September 30, 2016, December 31, 2015 and June 30, 2016 as compared with September 30, 2015 reflects the impact of loans (predominantly residential real estate loans) obtained in the acquisition of Hudson City. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein.  Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods.  The ratio of the allowance for credit losses to nonaccrual loans was 117% at September 30, 2016, compared with 119% at September 30, 2015, 120% at December 31, 2015 and 114% at June 30, 2016.  Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the allowance. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income aggregated $491 million in the third quarter of 2016, compared with $440 million in the year-earlier quarter and $448 million in the second quarter of 2016.  The rise in other income during the recent quarter as compared with the third quarter of 2015 resulted largely from higher mortgage banking revenues, trust income and gains on bank investment securities, partially offset by lower gains on the sale of previously leased equipment.  The improvement from the second quarter of 2016 resulted from higher mortgage banking revenues, service charges on deposit accounts and gains on investment securities.

Mortgage banking revenues were $104 million in the recently completed quarter, compared with $84 million in the third quarter of 2015 and $89 million in the second quarter of 2016.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $67 million in each of the third quarters of 2016 and 2015 and $65 million in the second quarter of 2016.  The higher level of residential mortgage banking revenues in the recent quarter as compared with the immediately preceding quarter reflects an increase in revenues associated with loan origination activities.

New commitments to originate residential real estate loans to be sold were approximately $836 million in the recent quarter, compared with $870 million and $858 million in the third quarter of 2015 and the second quarter of 2016, respectively.  Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains and losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $21 million in the recently completed quarter, compared with gains of $18 million and $19 million in the third quarter of 2015 and the second quarter of 2016, respectively.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation.  When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans.  The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers.  The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during each of the three-month periods ended September 30, 2016, September 30, 2015 and June 30, 2016 were reduced by approximately $1 million related to actual or anticipated settlement of repurchase obligations.

Loans held for sale that were secured by residential real estate totaled $415 million at September 30, 2016, $422 million at September 30, 2015 and $353 million at December 31, 2015.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates were $845 million and $636 million, respectively, at September 30, 2016, $817 million and $587 million, respectively, at September 30, 2015 and $687 million and $489 million, respectively, at December 31, 2015.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $22 million at September 30, 2016, $18 million at September 30, 2015 and $16 million at December 31, 2015.  Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenues of $3 million in each of the recent quarter and the second quarter of 2016, compared with a net decrease in revenues of less than $1 million in the third quarter of 2015.

Revenues from servicing residential real estate loans for others were $46 million in each of the recent quarter and the second quarter of 2016, compared with $49 million in the third quarter of 2015.  Revenues earned for sub-servicing loans included in those amounts were $25 million for each of the three-month periods ended September 30, 2016 and June 30, 2016, compared with $26 million for the three-month period ended September 30, 2015.  Residential real estate loans serviced for others totaled $55.0 billion at September 30, 2016, $64.3 billion at September 30, 2015, $61.7 billion at December 31, 2015 and $57.8 billion at June 30, 2016.  Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $32.1 billion at September 30, 2016, $40.2 billion at September 30, 2015, $37.8 billion at December 31, 2015 and $34.6 billion at June 30, 2016.  The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”).

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company.  Capitalized residential mortgage loan servicing assets totaled $117 million at each of September 30, 2016, September 30, 2015 and June 30, 2016, and $118 million at December 31, 2015.

Commercial mortgage banking revenues were $37 million in the third quarter of 2016, compared with $18 million in the year-earlier period and $24 million in the second quarter of 2016.  Included in such amounts were revenues from loan origination and sales activities of $25 million in the recent quarter, compared with $8 million in the third quarter of 2015 and $14 million in the second quarter of 2016.  The rise in such revenues in the recent quarter was due to higher origination volumes.  Commercial real estate loans originated for sale to other investors totaled $721 million in the recent quarter, compared with $190 million and $567 million in the third quarter of 2015 and the second quarter of 2016, respectively.  Loan servicing revenues were $11 million in the recent quarter, compared with $10 million in each of the second quarter of 2016 and the third quarter of 2015.  Capitalized commercial mortgage servicing assets totaled $92 million and $81 million at September 30, 2016 and September 30, 2015, respectively, and $84 million at December 31, 2015.  Commercial real estate loans serviced for other investors totaled $11.3 billion at September 30, 2016, $11.6 billion at September 30, 2015 and $11.0 billion at December 31, 2015 and included $2.7 billion at September 30, 2016 and $2.5 billion at each of September 30, 2015 and December 31, 2015 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $694 million and $403 million, respectively, at September 30, 2016, $161 million and $89 million, respectively, at September 30, 2015 and $96 million and $58 million, respectively, at December 31, 2015.  Commercial real estate loans held for sale at September 30, 2016, September 30, 2015 and December 31, 2015 were $290 million, $71 million and $39 million, respectively.

Service charges on deposit accounts totaled $108 million in the third quarter of 2016, compared with $107 million in the year-earlier quarter and $104 million in the second quarter of 2016.  The higher level of fees in each of the third quarters of 2016 and 2015 as compared with the second quarter of 2016 was largely due to higher consumer deposit service fees.

Trust income includes fees related to two significant businesses.  The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income totaled $119 million in the recent quarter, compared with $114 million in the year-earlier quarter and $120 million in the second quarter of 2016.  Revenues associated with the ICS business were approximately $58 million during each of the quarters ended September 30, 2016 and June 30, 2016 and $53 million during the quarter ended September 30, 2015.  The higher ICS revenue in the two most recent quarters as compared with the third quarter of 2015 reflects stronger sales activities and higher fees earned from money-market funds.  Revenues attributable to WAS were approximately $52 million, $53 million and $55 million for the three-month periods ended September 30, 2016, September 30, 2015 and June 30, 2016, respectively.  The second quarter of 2016 included $3 million of annual tax preparation fees.  Total trust assets, which include assets under management and assets under administration, aggregated $208.4 billion at September 30, 2016, compared with $200.0 billion at September 30, 2015 and $199.2 billion at December 31, 2015.  Trust assets under management were $70.8 billion, $65.7 billion and $66.7 billion at September 30, 2016, September 30, 2015 and December 31, 2015, respectively.  Additional trust income from investment management activities totaled $8 million in each of the third quarters of 2016 and 2015 and $7 million in 2016’s second quarter.  That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager.  Assets managed by that affiliated manager were $7.0 billion at September 30, 2016, $7.8 billion at September 30, 2015 and $7.1 billion at December 31, 2015.  The Company’s trust income from that affiliate was not material during any of the noted quarters.  The Company’s proprietary mutual funds had assets of $11.5 billion, $11.7 billion and $12.2 billion at September 30, 2016, September 30, 2015 and December 31, 2015, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $16 million in each of the two most recent quarters, compared with $17 million in the third quarter of 2015.  Gains from trading account and foreign exchange activity were $13 million during the each of the quarters ended September 30, 2016 and June 30, 2016 and $8 million in the third quarter of 2015.  The higher level of such gains in the third quarter of 2016 as compared with the year-earlier quarter resulted largely from favorable foreign exchange rates and higher activity related to interest rate swap transactions executed on behalf of commercial customers.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company realized gains from sales of investment securities of $28 million during the recent quarter.  During the third quarter of 2016, the Company sold substantially all of its collateralized debt obligations that had been held in the available-for-sale investment securities portfolio and that had been obtained through the acquisition of other banks.  In total, securities with an amortized cost of $28 million were sold.  Divestiture of the majority of those securities would have been required prior to July 21, 2017 in accordance with the provisions of the Volcker Rule.  There were no significant gains or losses on investment securities in the third quarter of 2015 or in the second quarter of 2016.

Other revenues from operations totaled $104 million in the recent quarter, compared with $109 million in the third quarter of 2015 and $105 million in the second quarter of 2016.  The decline in other revenues from operations in the recent quarter as compared with the year-earlier quarter was primarily due to $14 million of gains on the sale of previously leased equipment realized in the third quarter of 2015.  Similar gains in the recent quarter were less than $1 million.  Included in other revenues from operations were the following significant components.  Letter of credit and other credit-related fees totaled $31 million in the recent quarter, compared with $29 million in the third quarter of 2015 and $30 million in the second quarter of 2016.  Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $12 million in each of the third quarters of 2016 and 2015 and $13 million in the second quarter of 2016.  Revenues from merchant discount and credit card fees were $28 million in the recent quarter, compared with $27 million in each of the third quarter of 2015 and second quarter of 2016.  Insurance-related sales commissions and other revenues totaled $11 million in the third quarter of 2016, compared with $9 million in each of the third quarter of 2015 and the second quarter of 2016.  M&T’s share of the operating losses of BLG recognized using the equity method of accounting was $2 million and $4 million in the third quarters of 2016 and 2015, respectively, and $3 million in the second quarter of 2016.  Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other income totaled $1.36 billion in the first nine months of 2016, compared with $1.38 billion in the similar 2015 period.  Reflected in other income in the 2016 period were gains on investment securities of $28 million and in the 2015 period other income included the $45 million gain from the April 2015 sale of the trade processing business in the retirement services division.  In addition to the impact of those two factors, higher trading and foreign exchange gains in 2016 were offset by a decline in mortgage banking revenues.

Mortgage banking revenues were $275 million for the nine-month period ended September 30, 2016, down 5% from $288 million in the year-earlier period.  Residential mortgage banking revenues declined 13% to $192 million during the first nine months of 2016 from $220 million in the corresponding 2015 period.  New commitments to originate residential real estate loans to be sold were $2.4 billion and $2.8 billion during the first nine months of 2016 and 2015, respectively.  Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $54 million and $60 million during the nine-month periods ended September 30, 2016 and 2015, respectively.  Revenues from servicing residential mortgage loans for others were $137 million and $160 million for the first nine months of 2016 and 2015, respectively.  That decline was attributable to lower sub-servicing revenues that totaled $73 million and $91 million in the 2016 and 2015 periods, respectively.  The decline in revenues resulted from lower balances of loans serviced for others.  Commercial mortgage banking revenues totaled $83 million and $68 million during the nine-month periods ended September 30, 2016 and 2015, respectively.  That increase predominantly reflects higher revenues from loan origination and sales activities.  Commercial real estate loans originated for sale to other investors were $1.6 billion in the first nine months of 2016, compared with $1.5 billion in the comparable 2015 period.

Service charges on deposit accounts totaled $314 million and $315 million during the first nine months of 2016 and 2015, respectively.  Trust income aggregated $350 million during the nine-month period ended September 30, 2016, compared with $356 million a year earlier.  That decline was attributable to $9 million of revenues in the first quarter of 2015 associated with the trade processing business that was sold in April 2015.  Brokerage services income totaled $48 million and $49 million during the first nine months of 2016 and 2015, respectively.  Trading account and foreign exchange activity resulted in gains of $33 million for the nine-month period ended September 30, 2016 and $21 million for the similar period in 2015.  That increase was largely the result of favorable foreign exchange rates and higher activity related to interest swap transactions executed on behalf of commercial customers. Gains on investment securities aggregated $28 million in the first nine months of 2016.  There were no significant gains or losses on securities in 2015.

Other revenues from operations were $311 million in the nine-month period ended September 30, 2016, compared with $348 million in the year-earlier period.  That decline reflects the April 2015 gain of $45 million from the sale of the trade processing business and higher gains in the 2015 period from the sale of previously leased equipment of $13 million.  Also included in other revenues from operations during the nine-month periods ended September 30, 2016 and 2015 were the following significant components.  Letter of credit and other credit-related fees totaled $89 million in 2016 and $92 million in 2015.  Income from bank owned life insurance was $41 million and $38 million in 2016 and 2015, respectively.  Merchant discount and credit card fees aggregated $81 million in 2016 and $77 million in 2015.  Insurance-related sales commissions and other revenues were $32 million and $29 million in the first nine months of 2016 and 2015, respectively.  M&T’s share of the operating losses of BLG was $8 million and $11 million in the 2016 and 2015 periods, respectively.  In addition, corporate advisory fees for assisting customers were $9 million in 2016, up from $3 million in 2015.

Other Expense

Other expense totaled $752 million in the third quarter of 2016, up from $654 million in the year-earlier period and $750 million in 2016’s second quarter.  Included in those amounts are expenses considered by management to be “nonoperating” in nature consisting of (i) amortization of core deposit and other intangible assets of $10 million and $4 million in the third quarters of 2016 and 2015, respectively, and $11 million in the second quarter of 2016 and (ii) merger-related expenses of $13 million in the second quarter of 2016.  There were no merger-related expenses during the third quarters of 2016 or 2015.  Exclusive of those nonoperating expenses, noninterest operating expenses were $743 million in the most recent quarter, compared with $650 million in the year-earlier quarter and $726 million in the second quarter of 2016.  The most significant factors for the increased level of operating expenses in the recent quarter as compared with the third quarter of 2015 were the impact of the operations obtained in the Hudson City acquisition, higher costs for professional services and advertising, and increased Federal Deposit Insurance Corporation (“FDIC”) assessments.  The higher level of noninterest operating expenses in the recent quarter as compared with the second quarter of 2016 was largely due to higher advertising and promotion expenses and increased FDIC assessments.

Other expense for the first nine months of 2016 aggregated $2.28 billion, up $242 million or 12% from $2.04 billion in the year-earlier period.  Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $34 million in 2016 and $17 million in 2015 and merger-related expenses of $36 million in the first nine months of 2016.  There were no merger-related expenses in the first nine months of 2015.  Exclusive of those nonoperating expenses, noninterest operating expenses through the first nine months of 2016 increased $189 million or 9% from the corresponding 2015 period.  That increase was predominantly attributable to costs associated with acquired operations of Hudson City and higher professional services costs and FDIC assessments. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $400 million in the recent quarter, compared with $364 million in the third quarter of 2015 and $399 million in the second quarter of 2016.  For the first three quarters of 2016, salaries and employee benefits expense totaled $1.22 billion, up 10% from $1.12 billion in the year-earlier period.  As compared with the comparable 2015 periods, the increases during the three months and nine months ended September 30, 2016 were predominantly the result of additional employees associated with the Company’s expanded operations and annual merit increases for employees.  Stock-based compensation totaled $10 million and $11 million during the quarters ended September 30, 2016 and September 30, 2015, respectively, $17 million during the quarter ended June 30, 2016 and $55 million for each of the nine-month periods ended September 30, 2016 and 2015.  The number of full-time equivalent employees was 16,709 at September 30, 2016, 15,456 at September 30, 2015, 16,979 at December 31, 2015 and 16,814 at June 30, 2016.

Excluding the nonoperating expense items described earlier from each period, nonpersonnel operating expenses were $343 million in the third quarter of 2016, $286 million in the year-earlier quarter and $327 million in the second quarter of 2016.  On the same basis, those expenses were $984 million and $905 million during the first nine months of 2016 and 2015, respectively.  The expenses in the 2016 periods as compared with the similar 2015 periods reflected higher equipment and net occupancy expenses and increased FDIC assessments, each due largely to the impact of the acquisition of Hudson City, and higher costs for professional services, including legal expenses.  Those increased costs in the first nine months of 2016 as compared with the similar 2015 period were partially offset by a $40 million charitable contribution made in the second quarter of 2015 to The M&T Charitable Foundation.  The increase in nonpersonnel operating expenses in the recent quarter as compared with the second quarter of 2016 was largely due to higher costs for advertising and FDIC assessments.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 55.9% during the recent quarter, compared with 57.1% and 55.1% in the year-earlier quarter and the second quarter of 2016, respectively.  The efficiency ratios for the nine-month periods ended September 30, 2016 and 2015 were 56.0% and 58.9%, respectively.  The calculation of the efficiency ratio is presented in table 2.

Income Taxes

The provision for income taxes for the third quarter of 2016 was $200 million, compared with $154 million and $194 million in the year-earlier quarter and second quarter of 2016, respectively.  The effective tax rates were 36.4%, 35.5% and 36.6% for the quarters ended September 30, 2016, September 30, 2015 and June 30, 2016, respectively.  For the nine-month periods ended September 30, 2016 and 2015, the provision for income taxes was $564 million and $455 million, respectively, and the effective tax rates were 36.4% and 36.0%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $16.3 billion at September 30, 2016, representing 12.88% of total assets, compared with $12.9 billion or 13.21% of total assets a year earlier and $16.2 billion or 13.17% at December 31, 2015.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of September 30, 2016, September 30, 2015 and December 31, 2015.  Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.  On October 28, 2016, M&T issued 50,000 shares of Series F Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share.  Through November 1, 2026 holders of the Series F preferred stock are entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of 5.125%, payable semi-annually in arrears.  Subsequent to November 1, 2026 holders will be entitled to receive quarterly cash dividends at an annual rate of three-month LIBOR plus 352 basis points.  The Series F preferred stock may be redeemed at M&T’s option, in whole or in part, on any dividend payment date on or after November 1, 2026 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event whereby the full liquidation value of the shares no longer qualifies as “additional Tier 1 capital.”

In addition, M&T expects to redeem the 50,000 shares issued and outstanding of the Series D Fixed Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share during December 2016, having received the approval of the Federal Reserve to redeem such shares after issuing the Series F preferred stock.

Common shareholders’ equity was $15.1 billion, or $97.47 per share, at September 30, 2016, compared with $11.7 billion, or $87.67 per share, a year earlier and $14.9 billion, or $93.60 per share, at December 31, 2015.  In conjunction with the acquisition of Hudson City, M&T issued 25,953,950 common shares, which added $3.1 billion to common shareholders’ equity on November 1, 2015.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $67.42 at the end of the recent quarter, compared with $61.22 a year earlier and $64.28 at December 31, 2015.  The Company’s ratio of tangible common equity to tangible assets was 8.55% at September 30, 2016, compared with 8.66% a year earlier and 8.69% at December 31, 2015.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $175 million, or $1.13 per common share, at September 30, 2016, compared with net unrealized gains of $128 million, or $.96 per common share, at September 30, 2015 and $48 million, or $.30 per common share, at December 31, 2015.  Information about unrealized gains and losses as of September 30, 2016 and December 31, 2015 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized gains at September 30, 2016 were pre-tax effect unrealized losses of $19 million on available-for-sale investment securities with an amortized cost of $362 million and pre-tax effect unrealized gains of $330 million on securities with an amortized cost of $11.2 billion.  The pre-tax effect unrealized losses reflect $18 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $125 million and an estimated fair value of $107 million (generally considered Level 2 valuations).  Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

As of September 30, 2016, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate.  During the third quarter of 2016, the Company sold substantially all of its collateralized debt obligations held in the available-for-sale investment securities portfolio for a pre-tax gain of $28 million.  Those securities had been obtained through the acquisition of other banks.  Divestiture of the majority of these securities would have been required prior to July 21, 2017 in accordance with the Volcker Rule.  As of September 30, 2016, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

The Company assesses impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at September 30, 2016 and December 31, 2015, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $163 million and $181 million, respectively, and a fair value of $126 million and $142 million, respectively.  At September 30, 2016, 84% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 26% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 16% at September 30, 2016, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of September 30, 2016.  The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 30% and 81%, respectively. The Company has concluded that as of September 30, 2016, those privately issued mortgage-backed securities were not other-than-temporarily impaired.  Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $285 million, or $1.84 per common share, at September 30, 2016, $289 million, or $2.17 per common share, at September 30, 2015 and $297 million, or $1.86 per common share, at December 31, 2015.

The Company did not repurchase any shares of its common stock during 2015. However, in accordance with its 2015 Capital Plans, M&T repurchased 948,545 common shares for $100 million in the first quarter of 2016 and 1,319,487 common shares for $154 million in the second quarter of 2016.  On June 29, 2016, M&T announced that the Federal Reserve did not object to M&T’s revised 2016 Capital Plan. That plan includes the repurchase of up to $1.15 billion of common shares during the four-quarter period starting on July 1, 2016 and an increase in the quarterly common stock dividend in the first quarter of 2017 of up to $.05 per share to $.75 per share. M&T may also continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2015, consistent with the contractual terms of those instruments. Dividends are subject to declaration by M&T’s Board of Directors. Furthermore, on July 19, 2016, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.15 billion of shares of its common stock subject to all applicable regulatory reporting limitations, including those set forth in M&T’s 2016 Capital Plan. During the recent quarter, M&T repurchased 3,039,563 shares for $350 million in accordance with that program.  M&T repurchased 5,307,595 shares during the first nine months of 2016 at an aggregate amount of $604 million.

Cash dividends declared on M&T’s common stock totaled $109 million in the recent quarter, compared with $94 million and $111 million in the three-month periods ended September 30, 2015 and June 30, 2016, respectively, and represented a quarterly dividend payment of $.70 per common share in each of those periods. Common stock dividends during the nine-month periods ended September 30, 2016 and 2015 were $332 million and $281 million, respectively. Cash dividends declared on preferred stock aggregated $20 million in each of the third quarters of 2016 and 2015 and the second quarter of 2016.

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

In addition, capital regulations provide for the phase-in of a “capital conservation buffer” composed entirely of CET1 on top of these minimum risk-weighted asset ratios. When fully phased-in on January 1, 2019 the capital conservation buffer will be 2.5%. For 2016, the phase-in transition portion of that buffer is .625%.

The regulatory capital ratios of the Company, M&T Bank and Wilmington Trust, N.A. as of September 30, 2016 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2016

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.
Common equity Tier 1	10.78%	10.77%	48.82%
Tier 1 capital	12.04%	10.77%	48.82%
Total capital	14.47%	12.76%	49.25%
Tier 1 leverage	9.81%	8.79%	15.59%

The Company is also subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes regular examinations by a number of federal regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s From 10-K for the year ended December 31, 2015 and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that Form 10-K under the heading “Regulatory Oversight.”

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

Segment Information

As required by GAAP, the Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 14 of Notes to Financial Statements.

The Business Banking segment recorded net income of $21 million in the third quarter of 2016, compared with $24 million in the third quarter of 2015 and $23 million in the second quarter of 2016.  As compared with the year-earlier quarter, higher branch network allocated costs largely associated with the acquired Hudson City operations in 2016’s third quarter were partially offset by a $4 million increase in net interest income.  The higher net interest income resulted largely from an increase in average outstanding deposit balances of $687 million and a widening of the net interest margin on deposits of 8 basis points.  The recent quarter decline from 2016’s second quarter primarily reflected a $3 million increase in the provision for credit losses, due to higher net charge-offs, and a modest increase in other operating expenses, offset, in part, by a $2 million rise in net interest income.  Net income for the Business Banking segment totaled $70 million during the first nine months of 2016, compared with $74 million in the year-earlier period.  That 6% year-over-year decline was attributable to higher centrally-allocated costs largely associated with the acquired Hudson City operations and an increase in FDIC assessments of $2 million, offset, in part, by an $11 million increase in net interest income and a $4 million decline in the provision for credit losses, predominantly due to lower net charge-offs.  The improvement in net interest income reflected an increase in average outstanding deposit balances of $1.1 billion.

Net income earned by the Commercial Banking segment totaled $103 million during the quarter ended September 30, 2016, compared with $108 million in the year-earlier quarter and $105 million in the second quarter of 2016.  As compared with the third quarter of 2015, unfavorable factors in the recent quarter included lower gains on sales of previously leased equipment of $13 million and higher FDIC assessments and personnel costs of $3 million each, partially offset by a $5 million increase in net interest income, a $3 million decline in the provision for credit losses and a $3 million increase in credit-related fees.  The higher net interest income resulted from higher average outstanding loan and deposit balances of $1.6 billion and $969 million, respectively, and a widening of the net interest margin on deposits of 9 basis points, offset, in part, by a narrowing of the net interest margin on loans of 16 basis points.  The decline in net income in the recent quarter as compared with the second quarter of 2016 was largely due to a $9 million increase in the provision for credit losses, due to a $12 million recent quarter charge-off of loans to a commercial maintenance services provider, and lower corporate advisory fees of $4 million, partially offset by increases in net interest income and credit-related fees and lower operating expenses.  Year-to-date net income for the Commercial Banking segment totaled $310 million in 2016, compared with $313 million in 2015.  Lower gains on sales of previously leased equipment of $15 million, an increase in FDIC assessments of $10 million and higher allocated operating expenses associated with data processing, risk management and other support services provided to the Commercial Banking segment were largely offset by a $20 million rise in net interest income, an $11 million decline in the provision for credit losses and a $5 million increase in corporate advisory fees.  The improvement in net interest income reflected higher average outstanding balances of loans and deposits of $1.3 billion and $663 million, respectively, and a widening of the net interest margin on deposits of 10 basis points, partially offset by a narrowing of the net interest margin on loans of 11 basis points.

The Commercial Real Estate segment contributed net income of $90 million in the third quarter of 2016, compared with $85 million in the year-earlier period and $84 million in the second quarter of 2016.  The 6% improvement in the recent quarter as compared with the third quarter of 2015 reflects higher mortgage banking revenues of $18 million, resulting from increased loan origination activities, and a $7 million rise in net interest income, offset, in part, by increases in each of FDIC assessments and personnel costs of $4 million and other operating expenses.  The higher net interest income reflected an increase in average outstanding loan balances of $2.6 billion and a widening of the net interest margin on deposits of 17 basis points, partially offset by a narrowing of the net interest margin on loans of 28 basis points.  Contributing to the 7% improvement in the recent quarter’s net income as compared with the immediately preceding quarter was an increase in mortgage banking revenues of $12 million, the result of stronger loan origination activities, and a $4 million rise in net interest income, partially offset by a $3 million rise in personnel-related expenses.  The higher net interest income resulted largely from an increase in average outstanding balances of loans of $1.1 billion, offset, in part, by a narrowing of the net interest margin on loans of 9 basis points.  Net income for the Commercial Real Estate segment was $255 million during the nine-month period ended September 30, 2016, up from $251 million in the corresponding 2015 period.  That improvement resulted from a rise in net interest income of $17 million and higher mortgage banking revenues of $15 million.  Those favorable factors were offset by increased FDIC assessments of $10 million, a $6 million rise in personnel-related expenses, a $4 million increase in the provision for credit losses and higher allocated operating expenses associated with data processing, risk management and other support services.  The increase in net interest income resulted from higher average outstanding loan balances of $1.9 billion and a widening of the net interest margin on deposits of 15 basis points offset, in part, by a narrowing of the net interest margin on loans of 22 basis points.

Net income recorded by the Discretionary Portfolio segment aggregated $51 million during the three-month period ended September 30, 2016, compared with $5 million recorded in the year-earlier period and $46 million earned in the second quarter of 2016.  Reflected in the results for the third quarter of 2016 were net after-tax investment securities gains of $17 million ($28 million pre-tax).  Largely in response to the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule, the Company sold substantially all of its collateralized debt obligations in the quarter.  In addition to the investment securities gains, the improvement in the recent quarter as compared with the third quarter of 2015 was due to the impact of residential real estate loans obtained in the acquisition of Hudson City.  Partially offsetting those favorable factors were increases in the provision for credit losses of $8 million, FDIC assessments of $4 million and loan and other real estate-related servicing costs.  The improvement in net income in the recent quarter as compared with the immediately preceding quarter resulted from the noted gains on investment securities, offset, in part, by a $10 million decrease in net interest income.  The lower net interest income reflected a narrowing of the net interest margin on loans of 9 basis points and lower average outstanding loan balances of $998 million.  Net income for this segment for the first nine months of the year totaled $152 million in 2016 and $22 million in 2015.  That significant year-over-year increase was predominantly the result of residential real estate loans obtained in the acquisition of Hudson City and the investment securities gains, partially offset by increases of $16 million and $13 million in the provision for credit losses and FDIC assessments, respectively, and higher loan and other real-estate servicing costs.

The Residential Mortgage Banking segment contributed net income of $23 million in the recent quarter, compared with $21 million in the third quarter of 2015 and $20 million in the second quarter of 2016.  The improvement in 2016’s third quarter as compared with the year-earlier period and the second quarter of 2016 was predominantly attributable to higher revenues associated with mortgage origination and sales activities (including intersegment revenues).  The Residential Mortgage Banking segment earned $60 million in the first nine months of 2016, compared with $75 million in the similar period of 2015.  That decline reflected lower revenues from servicing residential real estate loans for unaffiliated parties of $23 million.

Net income for the Retail Banking segment totaled $70 million in the third quarter of 2016, compared with $65 million in the year-earlier quarter and $71 million in the second quarter of 2016.  As compared with the third quarter of 2015, a $44 million rise in net interest income in the recent quarter, predominantly due to the impact of deposits obtained in the acquisition of Hudson City, was largely offset by a $13 million increase in personnel-related expenses, reflecting the Hudson City acquisition, a $7 million increase in the provision for credit losses, higher equipment and net occupancy costs of $7 million, also reflecting the impact of the Hudson City acquisition, a $4 million increase in advertising and promotional expenses and increased FDIC assessments of $3 million.  The modest decline in net income in the recent quarter as compared with the second quarter of 2016 reflected increased equipment and net occupancy costs of $7 million and a $2 million rise in each of the provision for credit losses and advertising and promotional expenses.  Those unfavorable factors were partially offset by an increase in net interest income of $5 million and higher service charges on deposit accounts of $2 million.  The Retail Banking segment recorded net income of $204 million and $202 million in the first nine months of 2016 and 2015, respectively.  An increase in net interest income of $124 million, predominantly due to the impact of deposits obtained in the acquisition of Hudson City, was largely offset by the following unfavorable factors:  a $42 million increase in personnel costs, predominantly due to the impact of the acquisition of Hudson City; a $37 million rise in the provision for credit losses, including partial charge-offs recognized on loans for which the Company identified that the customer was either bankrupt or deceased of $26 million; increases in equipment and net occupancy expenses and advertising and promotional expenses of $15 million and $11 million, respectively, reflecting the impact of the acquisition of Hudson City; higher FDIC assessment costs of $8 million; and higher allocated operating expenses associated with data processing, risk management and other support services provided from centralized service areas.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, including the November 2015 Hudson City transaction, M&T’s share of the operating losses of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that includes the ICS and WAS business activities.  The various components of the “All Other” category resulted in net losses totaling $8 million for the quarter ended September 30, 2016, $28 million in the year-earlier quarter and $14 million in the second quarter of 2016.  As compared with the third quarter of 2015, the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses in the recent quarter was offset, in part, by higher professional services and personnel-related costs.  The reduced net loss in the third quarter of 2016 as compared with the immediately preceding quarter reflected merger-related expenses of $13 million in the second quarter of 2016 (there were no such expenses in the most recent quarter).  The “All Other” category had net losses of $65 million and $129 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  Results for the first nine months of 2015 reflected the $45 million pre-tax gain related to the sale of the trade processing business within the retirement services division that was mostly offset by $40 million of tax-deductible cash contributions to The M&T Charitable Foundation.  The improved performance in the 2016 period was predominantly due to the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, partially offset by $36 million of merger-related expenses in 2016 (there were no such expenses in the 2015 period).

Recent Accounting Developments

Effective January 1, 2016, the Company adopted amended accounting guidance relating to the consolidation of variable interest entities that modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. The amended guidance also eliminates certain conditions in the assessment of whether fees paid by a legal entity to a decision maker or a service provider represent a variable interest in the legal entity and reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The new guidance eliminates the indefinite deferral of existing consolidation guidance for certain investment funds, but provides a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance for how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance addresses the following eight specific cash flow issues: 1) cash payments for debt extinguishment costs should be classified as cash outflows for financing activities; 2) for zero-coupon debt instruments, the portion of the cash payment attributable to the accreted interest should be classified as a cash outflow for operating activities; 3) contingent consideration payments made after a business combination should be classified based on the timing of the payment; 4) cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; 5)  cash proceeds received from the settlement of corporate-owned and bank-owned life insurance policies should be classified as cash inflows from investing activities; 6) when the equity method is applied, an accounting policy election should be made to classify distributions received using either the cumulative earnings approach or the nature of the distribution approach; 7) cash receipts from payments on a transferor’s beneficial interests obtained in a securitization of financial assets should be classified as cash inflows from investing activities; and 8) the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined by applying specific guidance in GAAP.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is evaluating the impact the guidance may have on the presentation within its consolidated statement of cash flows.

In June 2016, the FASB issued amended guidance for the measurement of credit losses on certain financial assets. The amended guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected.  The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense.  Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment.  In addition, the amended guidance requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The calculation of credit losses for available-for-sale securities will be similar to how it is determined under existing guidance.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The Company is evaluating the impact the amended guidance may have on its consolidated financial statements.

In March 2016, the FASB issued amended accounting guidance for share-based transactions.  The amended guidance requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and that such amounts be recognized in the period in which the tax deduction arises or in the period in which an expiration of an award occurs.  The guidance allows an entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.  The guidance permits share-based awards that allow for the withholding of shares up to the maximum statutory tax rate in applicable jurisdictions to qualify for equity classification.  The previous GAAP threshold was restricted to the employer’s minimum statutory withholding requirements.   The guidance also specifies certain changes to the reporting of share-based transactions on the statement of cash flows and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  The Company expects adoption of the guidance will result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for share-based transactions, but the actual amounts recognized in tax expense will be dependent on the amount of share-based transactions entered into and the stock price at the time of vesting.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2016 Quarters			2015 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$976,240	977,143	979,166	908,734	776,274	766,374	743,925
Interest expense	111,175	106,802	100,870	95,333	77,199	77,226	78,499
Net interest income	865,065	870,341	878,296	813,401	699,075	689,148	665,426
Less: provision for credit losses	47,000	32,000	49,000	58,000	44,000	30,000	38,000
Other income	491,350	448,254	420,933	448,108	439,699	497,027	440,203
Less: other expense	752,392	749,895	776,095	786,113	653,816	696,628	686,375
Income before income taxes	557,023	536,700	474,134	417,396	440,958	459,547	381,254
Applicable income taxes	200,314	194,147	169,274	140,074	154,309	166,839	133,803
Taxable-equivalent adjustment	6,725	6,522	6,332	6,357	6,248	6,020	5,838
Net income	$349,984	336,031	298,528	270,965	280,401	286,688	241,613
Net income available to common shareholders-diluted	$326,998	312,974	275,748	248,059	257,346	263,481	218,837
Per common share data
Basic earnings	$2.10	1.98	1.74	1.65	1.94	1.99	1.66
Diluted earnings	2.10	1.98	1.73	1.65	1.93	1.98	1.65
Cash dividends	$.70	.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	155,493	157,802	158,734	150,027	132,630	132,356	132,049
Diluted	156,026	158,341	159,181	150,718	133,376	133,116	132,769
Performance ratios, annualized
Return on
Average assets	1.12%	1.09%	.97%	.93%	1.13%	1.18%	1.02%
Average common shareholders’ equity	8.68%	8.38%	7.44%	7.22%	8.93%	9.37%	7.99%
Net interest margin on average earning assets (taxable-equivalent basis)	3.05%	3.13%	3.18%	3.12%	3.14%	3.17%	3.17%
Nonaccrual loans to total loans and leases, net of unearned discount	.93%	.96%	1.00%	.91%	1.15%	1.17%	1.18%
Net operating (tangible) results (a)
Net operating income (in thousands)	$355,929	350,604	320,064	337,613	282,907	290,341	245,776
Diluted net operating income per common share	2.13	2.07	1.87	2.09	1.95	2.01	1.68
Annualized return on
Average tangible assets	1.18%	1.18%	1.09%	1.21%	1.18%	1.24%	1.08%
Average tangible common shareholders’ equity	12.77%	12.68%	11.62%	13.26%	12.98%	13.76%	11.90%
Efficiency ratio (b)	55.92%	55.06%	57.00%	55.53%	57.05%	58.23%	61.46%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$124,725	123,706	123,252	115,052	98,515	97,598	95,892
Total tangible assets (c)	120,064	119,039	118,577	110,772	94,989	94,067	92,346
Earning assets	112,864	111,872	111,211	103,587	88,446	87,333	85,212
Investment securities	14,361	14,914	15,348	15,786	14,441	14,195	13,376
Loans and leases, net of unearned discount	88,732	88,155	87,584	81,110	67,849	67,670	66,587
Deposits	95,852	94,033	92,391	85,657	73,821	72,958	71,698
Common shareholders’ equity (c)	15,115	15,145	15,047	13,775	11,555	11,404	11,227
Tangible common shareholders’ equity (c)	10,454	10,478	10,372	9,495	8,029	7,873	7,681
At end of quarter
Total assets (c)	$126,841	123,821	124,626	122,788	97,797	97,080	98,378
Total tangible assets (c)	122,183	119,157	119,955	118,109	94,272	93,552	94,834
Earning assets	115,293	112,057	113,005	110,802	87,807	86,990	87,959
Investment securities	14,734	14,963	15,467	15,656	14,495	14,752	14,393
Loans and leases, net of unearned discount	89,646	88,522	87,872	87,489	68,540	68,131	67,099
Deposits	98,137	94,650	94,215	91,958	72,945	72,630	73,594
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	15,106	15,237	15,120	14,939	11,687	11,433	11,294
Tangible common shareholders’ equity (c)	10,448	10,573	10,449	10,260	8,162	7,905	7,750
Equity per common share	97.47	96.49	95.00	93.60	87.67	85.90	84.95
Tangible equity per common share	67.42	66.95	65.65	64.28	61.22	59.39	58.29
Market price per common share
High	$120.40	121.11	119.24	127.39	134.00	128.70	129.58
Low	111.13	107.01	100.08	111.50	111.86	117.86	111.78
Closing	116.10	118.23	111.00	121.18	121.95	124.93	127.00

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2016 Quarters			2015 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data
In thousands, except per share
Net income
Net income	$349,984	336,031	298,528	270,965	280,401	286,688	241,613
Amortization of core deposit and other intangible assets (a)	5,945	6,936	7,488	5,828	2,506	3,653	4,163
Merger-related expenses (a)	—	7,637	14,048	60,820	—	—	—
Net operating income	$355,929	350,604	320,064	337,613	282,907	290,341	245,776
Earnings per common share
Diluted earnings per common share	$2.10	1.98	1.73	1.65	1.93	1.98	1.65
Amortization of core deposit and other intangible assets (a)	.03	.04	.05	.04	.02	.03	.03
Merger-related expenses (a)	—	.05	.09	.40	—	—	—
Diluted net operating earnings per common share	$2.13	2.07	1.87	2.09	1.95	2.01	1.68
Other expense
Other expense	$752,392	749,895	776,095	786,113	653,816	696,628	686,375
Amortization of core deposit and other intangible assets	(9,787)	(11,418)	(12,319)	(9,576)	(4,090)	(5,965)	(6,793)
Merger-related expenses	—	(12,593)	(23,162)	(75,976)	—	—	—
Noninterest operating expense	$742,605	725,884	740,614	700,561	649,726	690,663	679,582
Merger-related expenses
Salaries and employee benefits	$—	60	5,274	51,287	—	—	—
Equipment and net occupancy	—	339	939	3	—	—	—
Printing, postage and supplies	—	545	937	504	—	—	—
Other costs of operations	—	11,649	16,012	24,182	—	—	—
Other expense	—	12,593	23,162	75,976	—	—	—
Provision for credit losses	—	—	—	21,000	—	—	—
Total	$—	12,593	23,162	96,976	—	—	—
Efficiency ratio
Noninterest operating expense (numerator)	$742,605	725,884	740,614	700,561	649,726	690,663	679,582
Taxable-equivalent net interest income	865,065	870,341	878,296	813,401	699,075	689,148	665,426
Other income	491,350	448,254	420,933	448,108	439,699	497,027	440,203
Less: Gain (loss) on bank investment securities	28,480	264	4	(22)	—	(10)	(98)
Denominator	$1,327,935	1,318,331	1,299,225	1,261,531	1,138,774	1,186,185	1,105,727
Efficiency ratio	55.92%	55.06%	57.00%	55.53%	57.05%	58.23%	61.46%
Balance sheet data
In millions
Average assets
Average assets	$124,725	123,706	123,252	115,052	98,515	97,598	95,892
Goodwill	(4,593)	(4,593)	(4,593)	(4,218)	(3,513)	(3,514)	(3,525)
Core deposit and other intangible assets	(112)	(122)	(134)	(101)	(20)	(25)	(31)
Deferred taxes	44	48	52	39	7	8	10
Average tangible assets	$120,064	119,039	118,577	110,772	94,989	94,067	92,346
Average common equity
Average total equity	$16,347	16,377	16,279	15,007	12,787	12,636	12,459
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Average common equity	15,115	15,145	15,047	13,775	11,555	11,404	11,227
Goodwill	(4,593)	(4,593)	(4,593)	(4,218)	(3,513)	(3,514)	(3,525)
Core deposit and other intangible assets	(112)	(122)	(134)	(101)	(20)	(25)	(31)
Deferred taxes	44	48	52	39	7	8	10
Average tangible common equity	$10,454	10,478	10,372	9,495	8,029	7,873	7,681
At end of quarter
Total assets
Total assets	$126,841	123,821	124,626	122,788	97,797	97,080	98,378
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(3,513)	(3,513)	(3,525)
Core deposit and other intangible assets	(107)	(117)	(128)	(140)	(18)	(22)	(28)
Deferred taxes	42	46	50	54	6	7	9
Total tangible assets	$122,183	119,157	119,955	118,109	94,272	93,552	94,834
Total common equity
Total equity	$16,341	16,472	16,355	16,173	12,922	12,668	12,528
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(3)	(2)	(3)	(3)	(2)
Common equity, net of undeclared cumulative preferred dividends	15,106	15,237	15,120	14,939	11,687	11,433	11,294
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(3,513)	(3,513)	(3,525)
Core deposit and other intangible assets	(107)	(117)	(128)	(140)	(18)	(22)	(28)
Deferred taxes	42	46	50	54	6	7	9
Total tangible common equity	$10,448	10,573	10,449	10,260	8,162	7,905	7,750

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2016 Third Quarter			2016 Second Quarter			2016 First Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,480	$185,552	3.44%	21,450	184,803	3.47%	20,717	174,657	3.39%
Real estate - commercial	31,252	319,694	4.00	30,134	311,490	4.09	29,426	309,415	4.16
Real estate - consumer	24,058	235,813	3.92	24,858	244,806	3.94	25,859	254,144	3.93
Consumer	11,942	136,592	4.55	11,713	132,437	4.55	11,582	130,971	4.55
Total loans and leases, net	88,732	877,651	3.93	88,155	873,536	3.99	87,584	869,187	3.99
Interest-bearing deposits at banks	9,681	12,355	.51	8,711	10,993	.51	8,193	10,337	.51
Federal funds sold	—	—	—	—	—	—	1	1	.77
Trading account	90	342	1.52	92	364	1.58	85	378	1.78
Investment securities**
U.S. Treasury and federal agencies	13,418	78,259	2.32	13,906	84,019	2.43	14,264	90,138	2.54
Obligations of states and political subdivisions	82	888	4.32	97	1,009	4.20	113	1,164	4.13
Other	861	6,745	3.12	911	7,222	3.19	971	7,961	3.30
Total investment securities	14,361	85,892	2.38	14,914	92,250	2.49	15,348	99,263	2.60
Total earning assets	112,864	976,240	3.44	111,872	977,143	3.51	111,211	979,166	3.54
Allowance for credit losses	(982)			(976)			(955)
Cash and due from banks	1,281			1,243			1,288
Other assets	11,562			11,567			11,708
Total assets	$124,725			123,706			123,252
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Interest-checking deposits	$1,222	378	.12	1,332	400	.12	1,359	414	.12
Savings deposits	51,294	23,689	.18	50,515	20,134	.16	48,976	15,891	.13
Time deposits	12,334	27,886	.90	12,755	26,867	.85	12,999	24,322	.75
Deposits at Cayman Islands office	220	204	.37	182	181	.40	187	193	.42
Total interest-bearing deposits	65,070	52,157	.32	64,784	47,582	.30	63,521	40,820	.26
Short-term borrowings	231	169	.29	1,078	1,143	.43	2,082	2,162	.42
Long-term borrowings	10,287	58,849	2.28	10,297	58,077	2.27	10,528	57,888	2.21
Total interest-bearing liabilities	75,588	111,175	.59	76,159	106,802	.56	76,131	100,870	.53
Noninterest-bearing deposits	30,782			29,249			28,870
Other liabilities	2,008			1,921			1,972
Total liabilities	108,378			107,329			106,973
Shareholders’ equity	16,347			16,377			16,279
Total liabilities and shareholders’ equity	$124,725			123,706			123,252
Net interest spread			2.85			2.95			3.01
Contribution of interest-free funds			.20			.18			.17
Net interest income/margin on earning assets		$865,065	3.05%		870,341	3.13%		878,296	3.18%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2015 Fourth Quarter			2015 Third Quarter
Average balance in millions; interest in thousands	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$20,221	$164,515	3.23%	19,939	161,709	3.22%
Real estate - commercial	28,973	303,960	4.11	28,309	302,626	4.18
Real estate - consumer	20,369	204,420	4.01	8,348	87,047	4.17
Consumer	11,547	129,103	4.44	11,253	126,369	4.46
Total loans and leases, net	81,110	801,998	3.96	67,849	677,751	3.96
Interest-bearing deposits at banks	6,622	4,931	.30	6,060	3,852	.25
Federal funds sold	1	2	.54	—	—	—
Trading account	68	317	1.88	96	125	.52
Investment securities**
U.S. Treasury and federal agencies	14,778	89,052	2.39	13,548	86,152	2.52
Obligations of states and political subdivisions	128	1,419	4.40	138	1,398	4.03
Other	880	11,015	4.96	755	6,996	3.68
Total investment securities	15,786	101,486	2.55	14,441	94,546	2.60
Total earning assets	103,587	908,734	3.48	88,446	776,274	3.48
Allowance for credit losses	(947)			(937)
Cash and due from banks	1,348			1,218
Other assets	11,064			9,788
Total assets	$115,052			98,515
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Interest-checking deposits	$1,331	384	.11	1,309	360	.11
Savings deposits	45,974	13,219	.11	41,197	10,937	.11
Time deposits	9,686	15,986	.65	2,858	3,643	.51
Deposits at Cayman Islands office	224	167	.30	206	151	.29
Total interest-bearing deposits	57,215	29,756	.21	45,570	15,091	.13
Short-term borrowings	1,615	1,575	.39	174	32	.07
Long-term borrowings	10,748	64,002	2.36	10,114	62,076	2.44
Total interest-bearing liabilities	69,578	95,333	.54	55,858	77,199	.55
Noninterest-bearing deposits	28,443			28,251
Other liabilities	2,024			1,619
Total liabilities	100,045			85,728
Shareholders’ equity	15,007			12,787
Total liabilities and shareholders’ equity	$115,052			98,515
Net interest spread			2.94			2.93
Contribution of interest-free funds			.18			.21
Net interest income/margin on earning assets		$813,401	3.12%		699,075	3.14%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2016.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

DOJ Investigation (United States v. Wilmington Trust Corp., et al, District of Delaware, Crim.   No. 15-23-RGA): Prior to M&T’s acquisition of Wilmington Trust Corporation, the Department of Justice (“DOJ”) commenced an investigation of Wilmington Trust Corporation, relating to Wilmington Trust Corporation’s financial reporting and securities filings, as well as certain commercial real estate lending relationships involving its subsidiary bank, Wilmington Trust Company, all of which relate to filings and activities occurring prior to the acquisition of Wilmington Trust Corporation by M&T. On January 6, 2016, the U.S. Attorney for the District of Delaware obtained an indictment against Wilmington Trust Corporation relating to alleged conduct that occurred prior to M&T’s acquisition of Wilmington Trust Corporation in May 2011. M&T strongly believes that this unprecedented action is unjustified and Wilmington Trust Corporation will vigorously defend itself.  On August 26, 2016, the Court granted defendants joint motion for a continuance of the trial date.  Trial in this matter is now scheduled to begin on October 2, 2017.  Wilmington Trust Corporation and its counsel are currently involved in pretrial discovery, motion practice and trial preparation.

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

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR) : Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust Corporation, alleging that Wilmington Trust Corporation’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust Corporation moved to dismiss. The Court issued an order denying Wilmington Trust Corporation’s motion to dismiss on March 20, 2014. Fact discovery commenced. On April 13, 2016, the Court issued an order staying fact discovery in the case pending completion of the trial in U.S. v. Wilmington Trust Corp., et al.  On September 19, 2016, the plaintiffs filed a motion to modify the stay of discovery in this matter to allow for additional, limited discovery. The motion is currently pending before the Court.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
July 1 – July 31, 2016	1,150,209	$114.57	1,150,000	$1,018,000,000
August 1 – August 31, 2016	1,891,783	115.50	1,889,563	800,000,000
September 1 – September 30, 2016	5,475	118.33	—	800,000,000
Total	3,047,467	$115.16	3,039,563

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

(2)	On July 19, 2016, M&T announced a program to purchase up to $1.15 billion of its common stock through June 30, 2017.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 3, 2016	By:	/s/ Darren J. King
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