Form 10-K
period 2016-12-31
M&T BANK CORP
filed 2017-02-22
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2016: $16,919,525,595.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 17, 2017: 154,172,084 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2016

CROSS-REFERENCE SHEET

			Form 10-K Page
PART I
Item 1.	Business		4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	55
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest‑bearing liabilities	55
	C.	Rate/volume variances	26
II.	Investment portfolio
	A.	Year-end balances	24,127
	B.	Maturity schedule and weighted average yield	92
	C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	128
III.	Loan portfolio
	A.	Year-end balances	24,131
	B.	Maturities and sensitivities to changes in interest rates	90
	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	70,133-138
		Actual and pro forma interest on certain loans	134,143
		Nonaccrual policy	118-119
		Loan concentrations	80
IV.	Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	67,139-146
		Factors influencing management’s judgment concerning the adequacy of the allowance and provision	66-80,120,139-146
	B.	Allocation of the allowance for loan losses	79,139-140,144-146
V.	Deposits
	A.	Average balances and rates	55
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	93
VI.	Return on equity and assets		26,49,96-97,100
VII.	Short-term borrowings		150
Item 1A.	Risk Factors		27-38
Item 1B.	Unresolved Staff Comments		39
Item 2.	Properties		39
Item 3.	Legal Proceedings		39-41
Item 4.	Mine Safety Disclosures		41
	Executive Officers of the Registrant		41-43
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		44-46
	A.	Principal market	44
		Market prices	107
	B.	Approximate number of holders at year-end	24

			Form 10-K Page
	C.	Frequency and amount of dividends declared	25-26,107,116
	D.	Restrictions on dividends	8-9
	E.	Securities authorized for issuance under equity compensation plans	44-45
	F.	Performance graph	45
	G.	Repurchases of common stock	46
Item 6.	Selected Financial Data		46
	A.	Selected consolidated year-end balances	24
	B.	Consolidated earnings, etc.	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		46-108
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		109
Item 8.	Financial Statements and Supplementary Data		109
	A.	Report on Internal Control Over Financial Reporting	110
	B.	Report of Independent Registered Public Accounting Firm	111
	C.	Consolidated Balance Sheet — December 31, 2016 and 2015	112
	D.	Consolidated Statement of Income — Years ended December 31, 2016, 2015 and 2014	113
	E.	Consolidated Statement of Comprehensive Income — Years ended December 31, 2016, 2015 and 2014	114
	F.	Consolidated Statement of Cash Flows — Years ended December 31, 2016, 2015 and 2014	115
	G.	Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2016, 2015 and 2014	116
	H.	Notes to Financial Statements	117-201
	I.	Quarterly Trends	107
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		202
Item 9A.	Controls and Procedures		202
	A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	202
	B.	Management’s annual report on internal control over financial reporting	202
	C.	Attestation report of the registered public accounting firm	202
	D.	Changes in internal control over financial reporting	202
Item 9B.	Other Information		202
PART III
Item 10.	Directors, Executive Officers and Corporate Governance		202
Item 11.	Executive Compensation		203
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		203
Item 13.	Certain Relationships and Related Transactions, and Director Independence		203
Item 14.	Principal Accountant Fees and Services		203
PART IV
Item 15.	Exhibits and Financial Statement Schedules		203
Item 16.	Form 10-K Summary		203
SIGNATURES			204-205
EXHIBIT INDEX			206-208

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company (“BHC”) under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of M&T are located at One M&T Plaza, Buffalo, New York 14203. M&T was incorporated in November 1969. M&T and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2016 the Company had consolidated total assets of $123.4 billion, deposits of $95.5 billion and shareholders’ equity of $16.5 billion. The Company had 16,000 full-time and 973 part-time employees as of December 31, 2016.

At December 31, 2016, M&T had two wholly owned bank subsidiaries: Manufacturers and Traders Trust Company (“M&T Bank”) and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2016, M&T Bank represented 99% of consolidated assets of the Company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2016, M&T Bank had 799 domestic banking offices located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in George Town, Cayman Islands. As of December 31, 2016, M&T Bank had consolidated total assets of $122.6 billion, deposits of $97.3 billion and shareholder’s equity of $14.5 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”). As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust, N.A. offers various trust and wealth management services. Historically, Wilmington Trust, N.A. offered selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. As of December 31, 2016, Wilmington Trust, N.A. had total assets of $3.7 billion, deposits of $3.2 billion and shareholder’s equity of $496 million.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2016, Wilmington Trust Company had total assets of $1.3 billion and shareholder’s equity of $554 million. Revenues of Wilmington Trust Company were $121 million in 2016. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2016, M&T Insurance Agency had assets of $35 million and shareholder’s equity of $18 million. M&T Insurance Agency recorded revenues of $31 million during 2016. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.

M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust that traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2016, M&T Real Estate had assets of $22.9 billion, common shareholder’s equity of $22.0 billion, and preferred shareholders’ equity, consisting of 9% fixed-rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 89% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 11% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $852 million of revenue in 2016. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2016, M&T Realty Capital serviced $11.8 billion of commercial mortgage loans for non-affiliates and had assets of $1.2 billion and shareholder’s equity of $119 million. M&T Realty Capital recorded revenues of $139 million in 2016. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended (the “Investment Advisors Act”). M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2016, M&T Securities had assets of $51 million and shareholder’s equity of $41 million. M&T Securities recorded $99 million of revenue during 2016. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2016, WT Investment Advisors had assets of $47 million and shareholder’s equity of $40 million. WT Investment Advisors recorded revenues of $39 million in 2016. The headquarters of WT Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.

Wilmington Funds Management Corporation (“Wilmington Funds Management”) is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as an investment advisor to the Wilmington Funds. Wilmington Funds Management had assets of $29 million and shareholder’s equity of $28 million as of December 31, 2016. Wilmington Funds Management recorded revenues of $27 million in 2016. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and provides investment management services to clients, including certain private funds. As of December 31, 2016, WTIM has assets and shareholder’s equity of $26 million each. WTIM recorded revenues of $2 million in 2016. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2016.

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

Significant changes in this regulatory scheme arising from the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) have affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and the system of regulatory oversight of the Company. As required by the Dodd-Frank Act, various federal regulatory agencies have proposed or adopted a broad range of implementing rules and regulations and have prepared numerous studies and reports for Congress. However, given that many of these regulatory changes are highly complex and are not fully implemented, the full impact of the Dodd-Frank Act regulatory reform will not be known until the rules are implemented and market practices develop under the final regulations. Furthermore, recent political developments, including the change in administration in the United States, have added uncertainty to the implementation, scope and timing of regulatory reforms, including those relating to the implementation of the Dodd-Frank Act.

Described below are material elements of selected laws and regulations applicable to M&T and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Overview

M&T is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) as a BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve. Its investment advisor subsidiaries are subject to SEC regulation.

In general, the BHCA limits the business of a BHC to banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies are to serve as a managerial and financial source of strength to their subsidiary depository institutions, including committing resources to support its subsidiary banks. This support may be required at times when M&T may not be inclined or able to provide it. In addition, any capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve, by regulation or order, in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. In order for a financial holding company to commence any new activity or to acquire a company engaged in any activity pursuant to the financial holding company provisions of the BHCA, each insured depository institution subsidiary of the financial holding company also must have at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (the “CRA”). See the section captioned “Community Reinvestment Act” included elsewhere in this item.

M&T became a financial holding company on March 1, 2011. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” The failure to meet such requirements could result in material restrictions on the activities of M&T and may also adversely affect the Company’s ability to enter into certain transactions or obtain necessary approvals in connection therewith, as well as loss of financial holding company status.

Current federal law also establishes a system of functional regulation under which, in addition to the broad supervisory authority that the Federal Reserve has over both the banking and non-banking activities of bank holding companies, the federal banking agencies regulate the banking activities of bank holding companies, banks and savings associations and subsidiaries of the foregoing, the U.S. Securities and Exchange Commission (“SEC”) regulates their securities activities, and state insurance regulators regulate their insurance activities.

M&T Bank is a New York chartered bank and a member of the Federal Reserve Bank of New York. As a result, it is subject to extensive regulation, examination and oversight by the New York State Department of Financial Services (“NYSDFS”) and the Federal Reserve. New York laws and regulations govern many aspects of M&T Bank’s operations, including branching, dividends, subsidiary activities, fiduciary activities, lending, and deposit taking. M&T Bank is also subject to Federal Reserve regulations and guidance, including oversight of capital levels. Its deposits are insured by the FDIC to $250,000 per depositor, which also exercises regulatory oversight over certain aspects of M&T Bank’s operations. Certain subsidiaries of M&T Bank are subject to regulation by other federal and state regulators as well. For example, M&T Securities is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators, and WT Investment Advisors is also subject to SEC regulation.

Wilmington Trust, N.A. is a national bank with operations that include fiduciary and related activities with some limited lending and deposit business. It is subject to extensive regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”), which governs many aspects of the operations, including fiduciary activities, capital levels, office locations, dividends and subsidiary activities. Its deposits are insured by the FDIC to $250,000 per depositor, which also exercises regulatory oversight over certain aspects of the operations of Wilmington Trust, N.A.

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

Dividend payments by M&T to its shareholders and stock repurchases by M&T are subject to the oversight of the Federal Reserve. As described below in this section under “Stress Testing and Capital Plan Review,” dividends and stock repurchases (net of any new stock issuances as per a capital plan) generally may only be paid or made under a capital plan as to which the Federal Reserve has not objected.

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

The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including M&T, M&T Bank and Wilmington Trust, N.A., as compared to the U.S. general risk-based capital rules that were applicable to the Company through December 31, 2014. The New Capital Rules revised the definitions and the components of regulatory capital, as well as addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.

Among other matters, the New Capital Rules: (i) introduced a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to the previous regulations. Under the New Capital Rules, for most banking organizations, including M&T, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

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

In calculating regulatory capital ratios M&T must assign risk weights to the Company’s assets and off-balance sheet items. M&T has an ongoing process to review data elements associated with certain assets that from time to time may affect how specific assets are classified and could lead to increases or decreases of the regulatory risk weights assigned to such assets. In connection with this process, in February 2017 M&T revised the risk weights assigned to certain commercial real estate construction loans as of December 31, 2016 pending completion of a review to compare loan system data elements with underlying loan documentation. That revision increased risk-weighted assets as of December 31, 2016 by 2% and thereby lowered the corresponding CET1 ratio by 26 basis points to 10.70% from an estimate of that ratio which had been previously disclosed by M&T in January 2017.

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to M&T will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; (iii) Total capital to risk-weighted assets of at least 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. In addition, M&T is also subject to the Federal Reserve’s capital plan rule and supervisory Comprehensive Capital Analysis and Review (“CCAR”) process, pursuant to which its ability to make capital distributions and repurchase or redeem capital securities may be limited unless M&T is able to demonstrate its ability to meet applicable minimum capital ratios and currently a 5% minimum Tier 1 common equity ratio, as well as other requirements, over a nine quarter planning horizon under a “severely adverse” macroeconomic scenario generated yearly by the federal bank regulators. See “Stress Testing and Capital Plan Review” below.

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

In addition, under the risk-based capital rules applicable to the Company through December 31, 2014, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, unrealized gains and losses on securities held in the available-for-sale portfolio) under U.S. GAAP were reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including M&T, may make a one-time permanent election to continue to exclude these items. M&T made such election in 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015, 25% of M&T’s trust preferred securities were includable in Tier 1 capital, and beginning in 2016, none of M&T’s trust preferred securities were includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. Management believes that M&T is in compliance with the targeted capital ratios. M&T’s regulatory capital ratios are presented in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Stress Testing and Capital Plan Review

As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve conducts annual analyses of bank holding companies with at least $50 billion in assets, such as M&T, to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in three economic and financial scenarios generated by the Federal Reserve: baseline, adverse and severely adverse scenarios. M&T is also required to conduct its own semi-annual stress analysis (together with the Federal Reserve’s stress analysis, the “stress tests”) to assess the potential impact on M&T of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis. The Federal Reserve may also use, and require companies to use, additional components in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific business groups. M&T Bank is also required to conduct annual stress testing using the same economic and financial scenarios as M&T and report the results to the Federal Reserve. A summary of results of the Federal Reserve’s analysis under the adverse and severely adverse stress scenarios are publicly disclosed, and bank holding companies subject to the rules, including M&T, must disclose a summary of the company-run severely adverse stress test results. M&T is required to include in its disclosure a summary of the severely adverse scenario stress test conducted by M&T Bank.

In addition, bank holding companies with total consolidated assets of $50 billion or more, such as M&T, must submit annual capital plans for approval as part of the Federal Reserve’s CCAR process. Covered bank holding companies may execute capital actions, such as paying dividends and repurchasing stock, only in accordance with a capital plan that has been reviewed and approved by the Federal Reserve (or any approved amendments to such plan). The comprehensive capital plans include a view of capital adequacy under four scenarios — a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one BHC-defined stress scenario, and a stress scenario provided by the Federal Reserve. The CCAR process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve on a quarterly basis to allow the Federal Reserve to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above. The Federal Reserve may object to a capital plan if the plan does not show that the covered BHC will maintain a Tier 1 common equity ratio of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. Even if such quantitative thresholds are met, the Federal Reserve could object to a capital plan for qualitative reasons, including inadequate assumptions in the plan, other unresolved supervisory issues or an insufficiently robust capital adequacy process, or if the capital plan would otherwise constitute an unsafe or unsound practice or violate law. The rules also provide that a covered BHC may not make a capital distribution unless after giving effect to the distribution it will meet all minimum regulatory capital ratios and have a ratio of Tier 1 common equity to risk-weighted assets of at least 5%. The CCAR rules, consistent with prior Federal Reserve guidance, also provide that capital plans contemplating dividend payout ratios exceeding 30% of net income will receive particularly close scrutiny. M&T’s annual CCAR capital plan is due in April each year and the Federal Reserve will publish the results of its supervisory CCAR review of M&T’s capital plan by June 30 of each year.

The Federal Reserve generally limits a BHC’s ability to make quarterly capital distributions – that is, dividends and share repurchases, if the amount of the BHC’s actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the BHC had indicated in its submitted capital plan as to which it received a non-objection from the Federal Reserve. For example, if the BHC issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. However, not raising sufficient amounts of common stock as planned would not affect distributions related to Additional Tier 1 Capital instruments and/ or Tier 2 Capital. These limitations also contain several important qualifications and exceptions, including that scheduled dividend payments on (as opposed to repurchases of) a BHC’s Additional Tier 1 Capital and Tier 2 Capital instruments are not restricted if the BHC fails to issue a sufficient amount of such instruments as planned, as well as provisions for certain de minimis excess distributions.

Liquidity

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. However, in January 2016 M&T became subject to final rules adopted by the Federal Reserve and other banking regulators (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio (“LCR”) requirement. The LCR requirement is intended to ensure that banks hold sufficient amounts of so-called “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The LCR is the ratio of an institution’s amount of HQLA (the numerator) over projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. The Final LCR Rule requires a subject institution to maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgaged-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The total net cash outflows amount is determined under the rule by applying certain hypothetical outflow and inflow rates, which reflect certain standardized stressed assumptions, against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold high-quality liquid assets equal to 25% of outflows even if outflows perfectly match inflows over the stress period). The total net cash outflow amount for the modified LCR applicable to M&T was capped at 70% of the outflow rate that applies to the full LCR. As of January 1, 2017, the Final LCR Rule has been fully phased-in.

The Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the Federal Reserve and other federal banking regulators issued a proposed rule that would implement the NSFR for large U.S. banking organizations.  Under the proposed rule, the most stringent requirements would apply to bank holding companies with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure, and would require such organizations to maintain a minimum NSFR of 1.0 on an ongoing basis, calculated by dividing the organization’s available stable funding (“ASF”) by its required stable funding (“RSF”).  Bank holding companies with less than $250 billion, but more than $50 billion, in total consolidated assets and less than $10 billion in on-balance sheet foreign exposure, such as M&T, would be subject to a modified NSFR requirement which would require such bank holding companies to maintain a minimum NSFR of 0.7 on an ongoing basis.  Under the proposed rule, a banking organization’s ASF would be calculated by applying specified standard weightings to its equity and liabilities based on their expected stability over a one-year time horizon and its RSF would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year time horizon.  If implemented, the proposed rule would take effect on January 1, 2018.

Cross-Guarantee Provisions

Each insured depository institution “controlled” (as defined in the BHCA) by the same BHC can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that BHC and for any assistance provided by the FDIC to any of those banks that are in danger of default. The FDIC’s claim under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its BHC and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the DIF.

Enhanced Supervision and Prudential Standards

The Dodd-Frank Act directed the Federal Reserve to enact enhanced prudential standards applicable to foreign banking organizations and bank holding companies with total consolidated assets of $50 billion or more, such as M&T. The Federal Reserve adopted amendments to Regulation YY to implement certain of the required enhanced prudential standards. Those amendments, which are intended to help increase the resiliency of the operations of these organizations, include liquidity requirements, requirements for overall risk management (including establishing a risk committee), and a 15-to-1 debt-to-equity limit for companies that the Financial Stability Oversight Council has determined pose a grave threat to financial stability. The liquidity requirements and risk management requirements became effective as to M&T on January 1, 2015. In March 2016, the Federal Reserve issued a revised proposal regarding single counterparty credit limits, which would impose a limit on credit exposure to any counterparty.

Volcker Rule

On December 10, 2013, the federal banking regulators and the SEC adopted the so-called Volcker Rule to implement the provisions of the Dodd-Frank Act limiting proprietary trading and investing in and sponsoring certain hedge funds and private equity funds (defined as covered funds in the Volcker Rule). The Company does not engage in any significant amount of proprietary trading as defined in the Volcker Rule and has implemented the required procedures for those areas in which trading does occur. The covered funds limits are imposed through a conformance period that is expected to end in July 2017. To comply with requirements of the Volcker Rule, during 2016, the Company sold the collateralized debt obligations that had been held in the available-for-sale investment securities portfolio.

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

Limits on Undercapitalized Depository Institutions

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The FDIC has specified by regulation the relevant capital levels for each category. The Federal Reserve and the OCC have specified the same or similar levels for each category. Effective January 1, 2015, the New Capital Rules created new prompt corrective action requirements by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries may borrow or otherwise obtain funding from M&T Bank and Wilmington Trust, N.A. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any “covered transaction” by M&T Bank and Wilmington Trust, N.A. (or any of their respective subsidiaries) with an affiliate must in certain cases be secured by designated amounts of specified collateral and must be limited as follows: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries may not exceed 10% of the capital stock and surplus of such insured depository institution, and (b) in the case of all affiliates, the aggregate amount of covered transactions of an insured depository institution and its subsidiaries may not exceed 20% of the capital stock and surplus of such insured depository institution. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization, including for example, the requirement that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

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

In its DIF restoration plan, the FDIC designated that the DIF reserve ratio should be 1.35% by September 2020. In March 2016, the FDIC adopted a final rule that imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets, including M&T Bank, beginning in the quarter following the quarter that the DIF surpasses 1.15% and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% or December 31, 2018.

In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016.  As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis.  After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. Nevertheless, at the same time depository institutions with $10 billion or more in assets, including M&T Bank, became subject to the surcharge referred to in the preceding paragraph. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution.  M&T Bank recognized $98 million of expense related to its FDIC assessment and large bank surcharge and Wilmington Trust, N.A. recognized $417 thousand of FDIC insurance expense in 2016.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. M&T Bank recognized $6 million of expense related to its FICO assessments and Wilmington Trust, N.A. recognized $53 thousand of such expense in 2016.

Acquisitions

The BHCA requires every BHC to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the BHC will directly or indirectly own or control 5% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other BHC. Since July 2011, financial holding companies and bank holding companies with consolidated assets exceeding $50 billion, such as M&T, have been required to (i) obtain prior approval from the Federal Reserve before acquiring certain nonbank financial companies with assets exceeding $10 billion and (ii) provide prior written notice to the Federal Reserve before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more.

The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the CRA and compliance with consumer protection laws. The Federal Reserve must take into account the institutions’ effectiveness in combating money laundering. In addition, pursuant to the Dodd-Frank Act, the BHCA was amended to require the Federal Reserve, when evaluating a proposed transaction, to consider the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system.

Executive and Incentive Compensation

Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The Federal Reserve has issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed below. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as M&T and M&T Bank. The agencies proposed initial regulations in April 2011 and proposed revised regulations during the second quarter of 2016 that would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion, such as M&T, and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. For larger financial institutions, including M&T, the proposed revised regulations would also introduce additional requirements applicable only to “senior executive officers” and “significant risk-takers” (as defined in the proposed regulations), including (i) limits on performance measures and leverage relating to performance targets; (ii) minimum deferral periods;

and (iii) subjecting incentive compensation to possible downward adjustment, forfeiture and clawback. If the final regulations are adopted in the form proposed, they will impose limitations on the manner in which M&T may structure compensation for its executives.

In October 2016, the NYDFS issued guidance emphasizing that its regulated banking institutions, including M&T Bank, must ensure that any incentive compensation arrangements tied to employee performance indicators are subject to effective risk management, oversight and control.

The scope and content of the banking regulators’ policies on incentive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of M&T and its subsidiaries to hire, retain and motivate their key employees.

Resolution Planning

Bank holding companies with consolidated assets of $50 billion or more, such as M&T, are required to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. M&T’s resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The regulation adopted by the Federal Reserve and FDIC sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. In addition, insured depository institutions with $50 billion or more in total assets, such as M&T Bank, are required to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. M&T and M&T Bank most recently submitted resolution plans in December 2015, as required.  The next resolution plans that M&T and M&T Bank will be required to file must be submitted by December 31, 2017.

Insolvency of an Insured Depository Institution or a Bank Holding Company

If the FDIC is appointed as conservator or receiver for an insured depository institution such as M&T Bank or Wilmington Trust, N.A., upon its insolvency or in certain other events, the FDIC has the power:

•	to transfer any of the depository institution’s assets and liabilities to a new obligor, including a newly formed “bridge” bank without the approval of the depository institution’s creditors;
•	to enforce the terms of the depository institution’s contracts pursuant to their terms without regard to any provisions triggered by the appointment of the FDIC in that capacity; or
•

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

Financial Privacy and Cybersecurity

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

In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. In December 2016, the NYSDFS re-proposed regulations that would require financial institutions regulated by the NYSDFS, including M&T Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.

Consumer Protection Laws and the Consumer Financial Protection Bureau Supervision

In connection with their respective lending and leasing activities, M&T Bank, Wilmington Trust, N.A. and certain of their subsidiaries, are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts. They are also subject to consumer protection laws governing their deposit taking activities, as well securities and insurance laws governing certain aspects of their consolidated operations. Furthermore, the Bureau of Consumer Financial Protection (“CFPB”) has issued integrated disclosure requirements under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act that relate to the provision of disclosures to borrowers.

The Dodd-Frank Act established the CFPB with broad powers to supervise and enforce most federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, including M&T Bank.

The CFPB has focused on:

•	risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution;
•	the markets in which firms operate and risks to consumers posed by activities in those markets;
•	depository institutions that offer a wide variety of consumer financial products and services;
•	depository institutions with a more specialized focus; and
•	non-depository companies that offer one or more consumer financial products or services.

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

Community Reinvestment Act

The CRA is intended to encourage depository institutions to help meet the credit needs of the communities in which they operate, including low- and moderate-income neighborhoods, consistent with safe and sound operations. CRA examinations are conducted by the federal agencies that are responsible for supervising depository institutions: the Federal Reserve, the FDIC and the OCC. A financial institution's performance in helping to meet the credit needs of its community is evaluated in the context of information about the institution (capacity, constraints and business strategies), its community (demographic and economic data, lending, investment, and service opportunities), and its competitors and peers. Upon completion of a CRA examination, an overall CRA Rating is assigned using a four-tiered rating system. These ratings are: “Outstanding,” “Satisfactory,” “Needs to Improve” and “Substantial Noncompliance.” The CRA evaluation is used in evaluating applications for future approval of bank activities including mergers, acquisitions, charters, branch openings and deposit facilities. M&T Bank has a rating of “Outstanding.” M&T Bank is also subject to New York State CRA examination and is assessed using a 1 to 4 scoring system.  M&T Bank has an “Outstanding” rating from the NYSDFS. Wilmington Trust, N.A. was subject to the CRA until March 3, 2016 when the OCC changed its designation of Wilmington Trust, N.A. to a special purpose trust company, which exempts Wilmington Trust, N.A. from the requirements of the CRA.

Bank Secrecy and Anti-Money Laundering

Federal laws and regulations impose obligations on U.S. financial institutions, including banks and broker/dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. In addition, these provisions require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. As a result of an inspection by the Federal Reserve Bank of New York, on June 17, 2013

M&T and M&T Bank entered into a written agreement with the Federal Reserve Bank of New York related to M&T Bank’s Bank Secrecy Act/Anti-Money Laundering Program pursuant to which M&T and M&T Bank have implemented a BSA/AML program with significantly expanded scale and scope.  M&T and M&T Bank are continuing to work towards the resolution of all outstanding issues in the written agreement.

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

Federal Reserve Policies

The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve. Among the instruments of monetary policy used by the Federal Reserve are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies or the effect which they may have on the Company’s business and earnings.

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

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2016	2015	2014	2013	2012
	(In thousands)

Interest-bearing deposits at banks	$5,000,638	$7,594,350	$6,470,867	$1,651,138	$129,945
Federal funds sold	—	—	83,392	99,573	3,000
Trading account	323,867	273,783	308,175	376,131	488,966
Investment securities
U.S. Treasury and federal agencies	15,090,578	14,540,237	12,042,390	7,770,767	4,007,725
Obligations of states and political subdivisions	64,499	124,459	157,159	180,495	203,004
Other	1,095,391	991,743	793,993	845,235	1,863,632
Total investment securities	16,250,468	15,656,439	12,993,542	8,796,497	6,074,361
Loans and leases
Commercial, financial, leasing, etc.	22,770,629	20,576,737	19,617,253	18,876,166	17,973,140
Real estate — construction	8,066,756	5,716,994	5,061,269	4,457,650	3,772,413
Real estate — mortgage	48,134,198	49,841,156	31,250,968	30,711,440	33,494,359
Consumer	12,130,094	11,584,347	10,969,879	10,280,527	11,550,274
Total loans and leases	91,101,677	87,719,234	66,899,369	64,325,783	66,790,186
Unearned discount	(248,261)	(229,735)	(230,413)	(252,624)	(219,229)
Loans and leases, net of unearned discount	90,853,416	87,489,499	66,668,956	64,073,159	66,570,957
Allowance for credit losses	(988,997)	(955,992)	(919,562)	(916,676)	(925,860)
Loans and leases, net	89,864,419	86,533,507	65,749,394	63,156,483	65,645,097
Goodwill	4,593,112	4,593,112	3,524,625	3,524,625	3,524,625
Core deposit and other intangible assets	97,655	140,268	35,027	68,851	115,763
Real estate and other assets owned	139,206	195,085	63,635	66,875	104,279
Total assets	123,449,206	122,787,884	96,685,535	85,162,391	83,008,803

Noninterest-bearing deposits	32,813,896	29,110,635	26,947,880	24,661,007	24,240,802
Savings and interest-checking deposits	52,346,207	49,566,644	43,393,618	38,611,021	35,763,566
Time deposits	10,131,846	13,110,392	3,063,973	3,523,838	4,562,366
Deposits at Cayman Islands office	201,927	170,170	176,582	322,746	1,044,519
Total deposits	95,493,876	91,957,841	73,582,053	67,118,612	65,611,253
Short-term borrowings	163,442	2,132,182	192,676	260,455	1,074,482
Long-term borrowings	9,493,835	10,653,858	9,006,959	5,108,870	4,607,758
Total liabilities	106,962,584	106,614,595	84,349,639	73,856,859	72,806,210
Shareholders’ equity	16,486,622	16,173,289	12,335,896	11,305,532	10,202,593

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2016	2015	2014	2013	2012

Shareholders	19,802	20,693	14,551	15,015	15,623
Employees	16,973	17,476	15,782	15,893	14,943
Offices	855	863	766	796	799

Table 3

CONSOLIDATED EARNINGS

	2016	2015	2014	2013	2012
	(In thousands)
Interest income
Loans and leases, including fees	$3,485,050	$2,778,151	$2,596,586	$2,734,708	$2,704,156
Investment securities
Fully taxable	361,494	372,162	340,391	209,244	227,116
Exempt from federal taxes	2,606	4,263	5,356	6,802	8,045
Deposits at banks	45,516	15,252	13,361	5,201	1,221
Other	1,205	1,016	1,183	1,379	1,147
Total interest income	3,895,871	3,170,844	2,956,877	2,957,334	2,941,685
Interest expense
Savings and interest-checking deposits	87,704	46,140	46,869	56,235	69,354
Time deposits	102,841	27,059	15,515	26,439	46,102
Deposits at Cayman Islands office	797	615	699	1,018	1,130
Short-term borrowings	3,625	1,677	101	430	1,286
Long-term borrowings	231,017	252,766	217,247	199,983	225,297
Total interest expense	425,984	328,257	280,431	284,105	343,169
Net interest income	3,469,887	2,842,587	2,676,446	2,673,229	2,598,516
Provision for credit losses	190,000	170,000	124,000	185,000	204,000
Net interest income after provision for credit losses	3,279,887	2,672,587	2,552,446	2,488,229	2,394,516
Other income
Mortgage banking revenues	373,697	375,738	362,912	331,265	349,064
Service charges on deposit accounts	419,102	420,608	427,956	446,941	446,698
Trust income	472,184	470,640	508,258	496,008	471,852
Brokerage services income	63,423	64,770	67,212	65,647	59,059
Trading account and foreign exchange gains	41,126	30,577	29,874	40,828	35,634
Gain (loss) on bank investment securities	30,314	(130)	—	56,457	9
Total other-than-temporary impairment (“OTTI”) losses	—	—	—	(1,884)	(32,067)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	—	—	(7,916)	(15,755)
Net OTTI losses recognized in earnings	—	—	—	(9,800)	(47,822)
Other revenues from operations	426,150	462,834	383,061	437,859	352,776
Total other income	1,825,996	1,825,037	1,779,273	1,865,205	1,667,270
Other expense
Salaries and employee benefits	1,623,600	1,549,530	1,404,950	1,355,178	1,314,540
Equipment and net occupancy	295,141	272,539	269,299	264,327	257,551
Outside data processing and software	172,389	164,133	151,568	134,011	125,252
FDIC assessments	105,045	52,113	55,531	69,584	101,110
Advertising and marketing	87,137	59,227	47,111	56,597	52,388
Printing, postage and supplies	39,546	38,491	38,201	39,557	41,929
Amortization of core deposit and other intangible assets	42,613	26,424	33,824	46,912	60,631
Other costs of operations	682,014	660,475	688,990	621,700	516,350
Total other expense	3,047,485	2,822,932	2,689,474	2,587,866	2,469,751
Income before income taxes	2,058,398	1,674,692	1,642,245	1,765,568	1,592,035
Income taxes	743,284	595,025	575,999	627,088	562,537
Net income	$1,315,114	$1,079,667	$1,066,246	$1,138,480	$1,029,498
Dividends declared
Common	$441,765	$374,912	$371,137	$365,171	$357,862
Preferred	81,270	81,270	75,878	53,450	53,450

Table 4

COMMON SHAREHOLDER DATA

	2016	2015	2014	2013	2012
Per share
Net income
Basic	$7.80	$7.22	$7.47	$8.26	$7.57
Diluted	7.78	7.18	7.42	8.20	7.54
Cash dividends declared	2.80	2.80	2.80	2.80	2.80
Common shareholders’ equity at year-end	97.64	93.60	83.88	79.81	72.73
Tangible common shareholders’ equity at year-end	67.85	64.28	57.06	52.45	44.61
Dividend payout ratio	35.81%	37.56%	37.49%	33.94%	36.98%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2016 Compared with 2015			2015 Compared with 2014
		Resulting from Changes in:			Resulting from Changes in:
	Total Change	Volume	Rate	Total Change	Volume	Rate
	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$710,191	703,099	7,092	$182,975	248,119	(65,144)
Deposits at banks	30,264	10,805	19,459	1,891	1,267	624
Federal funds sold and agreements to resell securities	(32)	(65)	33	(29)	(48)	19
Trading account	195	(31)	226	(134)	169	(303)
Investment securities
U.S. Treasury and federal agencies	(3,947)	12,524	(16,471)	32,695	77,565	(44,870)
Obligations of states and political subdivisions	(2,552)	(2,251)	(301)	(1,724)	(1,052)	(672)
Other	(6,593)	3,890	(10,483)	(886)	(20)	(866)
Total interest income	$727,526			$214,788
Interest expense
Interest-bearing deposits
Savings and interest-checking deposits	$41,564	10,724	30,840	$(729)	3,031	(3,760)
Time deposits	75,782	59,607	16,175	11,544	7,356	4,188
Deposits at Cayman Islands office	182	(53)	235	(84)	(273)	189
Short-term borrowings	1,948	1,288	660	1,576	363	1,213
Long-term borrowings	(21,749)	857	(22,606)	35,519	71,014	(35,495)
Total interest expense	$97,727			$47,826

(a)

Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

M&T and its subsidiaries could be adversely impacted by a number of risks and uncertainties that are difficult to predict.  As a financial institution certain risk elements are inherent in the ordinary course of the Company’s business activities and adverse experience with those risks could have a material impact on the Company’s business, financial condition and results of operations, as well as on the values of the Company’s financial instruments and M&T’s common stock.  The Company has developed a risk management process to identify, understand, mitigate and balance its exposure to significant risks. The following risk factors set forth some of the risks that could materially and adversely impact the Company.

Market Risk

Weakness in the economy has adversely affected the Company in the past and may adversely affect the Company in the future.

Poor business and economic conditions in general or specifically in markets served by the Company could have one or more of the following adverse effects on the Company’s business:

•	A decrease in the demand for loans and other products and services offered by the Company.
•	A decrease in net interest income derived from the Company’s lending and deposit gathering activities.
•	A decrease in the value of the Company’s investment securities, loans held for sale or other assets secured by residential or commercial real estate.
•	Other-than-temporary impairment of investment securities in the Company’s investment securities portfolio.
•	A decrease in fees from the Company’s brokerage and trust businesses associated with declines or lack of growth in stock market prices.
•	Potential higher FDIC assessments due to the DIF falling below minimum required levels.
•	An impairment of certain intangible assets, such as goodwill.
•

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

As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities. For example:

•	Changes in interest rates or interest rate spreads can affect the difference between the interest that the Company earns on assets and the interest that the Company pays on liabilities, which impacts the Company’s overall net interest income and profitability.
•

Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, affect the Company’s loss rates on those assets.

•	Such changes may decrease the demand for interest rate based products and services, including loans and deposits.
•

Such changes can also affect the Company’s ability to hedge various forms of market and interest rate risk and may decrease the profitability or protection or increase the risk or cost associated with such hedges.

•

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

As most of the Company’s assets and liabilities are financial in nature, the Company’s performance tends to be sensitive to the performance of the financial markets. Turmoil and volatility in U.S. and global financial markets can be a major contributory factor to overall weak economic conditions, leading to some of the risks discussed herein, including the impaired ability of borrowers and other counterparties to meet obligations to the Company. Financial market volatility also can have some of the following adverse effects on the Company and its business, including adversely affecting the Company’s financial condition and results of operations:

•	It can affect the value or liquidity of the Company’s on-balance sheet and off-balance sheet financial instruments.
•	It can affect the value of capitalized servicing assets.
•

It can affect M&T’s ability to access capital markets to raise funds. Inability to access capital markets if needed, at cost effective rates, could adversely affect the Company’s liquidity and results of operations.

•

It can affect the value of the assets that the Company manages or otherwise administers or services for others. Although the Company is not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income and could result in decreased demand for the Company’s services.

•	In general, it can impact the nature, profitability or risk profile of the financial transactions in which the Company engages.

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

Risks Relating to Compliance and the Regulatory Environment

The Company is subject to extensive government regulation and supervision and this regulatory environment can be and has been significantly impacted by financial regulatory reform initiatives.

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

The U.S. government and others have recently undertaken major reforms of the regulatory oversight structure of the financial services industry. M&T expects to face increased regulation of its industry as a result of current and possible future initiatives. M&T also expects more intense scrutiny in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with these new regulations and supervisory initiatives will likely increase the Company’s costs, reduce its revenue and may limit its ability to pursue certain desirable business opportunities.

Not all of the rules required or expected to be implemented under the Dodd-Frank Act have been proposed or adopted, and certain of the rules that have been proposed or adopted under the Dodd-Frank Act are subject to phase-in or transitional periods. Reforms, both under the Dodd-Frank Act and otherwise, will have a significant effect on the entire financial services industry. Although it is difficult to predict the magnitude and extent of these effects, M&T believes compliance with new regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit M&T’s ability to pursue certain desirable business opportunities. Any new regulatory requirements or changes to existing requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, reform could affect the behaviors of third parties that the Company deals with in the course of its business, such as rating agencies, insurance companies and investors. Heightened regulatory practices, requirements or expectations could affect the Company in substantial and unpredictable ways, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations. While the change in administration in the U.S. may ultimately lead to the modification of certain of the regulations adopted since the financial crisis, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime may negatively impact the Company’s businesses, at least in the short term, even if the long-term impact of any such changes may be positive for the Company’s businesses.

Capital and liquidity standards adopted by the U.S. banking regulators have resulted in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

New capital standards, both as a result of the Dodd-Frank Act and the U.S. Basel III-based capital rules have had a significant effect on banks and bank holding companies, including M&T. The U.S. capital rules require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. For additional information, see “Capital Requirements” under Part I, Item 1 “Business.”

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required, and generally increased regulatory scrutiny with respect to capital and liquidity levels, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in M&T being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets, the capital requirements for which are not justified by the assets’ underlying risks.

In addition, the U.S. Basel III-based liquidity coverage ratio requirement and the liquidity-related provisions of the Federal Reserve’s liquidity-related enhanced prudential supervision requirements adopted pursuant to Section 165 of Dodd-Frank require the Company to hold increased levels of unencumbered highly liquid investments, thereby reducing the Company’s ability to invest in other longer-term assets even if deemed more desirable from a balance sheet management perspective. Moreover, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

M&T’s ability to return capital to shareholders and to pay dividends on common stock may be adversely affected by market and other factors outside of its control and will depend, in part, on a review of its capital plan by the Federal Reserve.

Any decision by M&T to return capital to shareholders, whether through an increase in its common stock dividend or through a share repurchase program, requires the approval of the M&T Board of Directors and depends in large part on receiving regulatory approval, including through the Federal

Reserve’s CCAR process and the supervisory stress tests required under the Dodd-Frank Act whereby M&T’s financial position is tested under assumed severely adverse economic conditions. Prior to the public disclosure of a bank holding company’s CCAR results, the Federal Reserve will provide the BHC with the results of its supervisory stress test and will offer a one-time opportunity for the BHC to reduce planned capital distributions through the submission of a revised capital plan. The Federal Reserve may object to any capital plan in which a bank holding company’s regulatory capital ratios inclusive of adjustments to planned capital distributions, if any, would not meet the minimum requirements throughout a nine-quarter period under severely adverse stress conditions. In June 2016, the Federal Reserve announced that it did not object to M&T’s revised CCAR capital plan. In the future, if the Federal Reserve objects to M&T’s CCAR capital plan or raises concerns regarding the qualitative aspects of M&T’s capital planning process through its supervisory oversight of M&T, it could impose restrictions on M&T’s ability to return capital to shareholders, which in turn could negatively impact market and investor perceptions of M&T.

In addition, Federal Reserve capital planning and stress testing rules generally limit a bank holding company’s ability to make quarterly capital distributions – that is, dividends and share repurchases – if the amount of actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the BHC had indicated in its submitted capital plan as to which it received a non-objection from the Federal Reserve. Under these rules, for example, if a BHC issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. As such, M&T’s ability to declare and pay dividends on its common stock, as well as the amount of such dividends, will depend, in part, on its ability to issue stock in accordance with its capital plan or to otherwise remain in compliance with its capital plan, which may be adversely affected by market and other factors outside of M&T’s control.

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

If an orderly liquidation of a systemically important BHC or non-bank financial company were triggered, M&T could face assessments for the Orderly Liquidation Fund (“OLF”).

The Dodd-Frank Act creates a new mechanism, the OLF, for liquidation of systemically important bank holding companies and non-bank financial companies. The OLF is administered by the FDIC and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger a liquidation under this authority only after consultation with the President of the U.S. and after receiving a recommendation from the boards of the FDIC and the Federal Reserve upon a two-thirds vote. Liquidation proceedings will be funded by the OLF, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess, and second, if necessary, on, among others, bank holding companies with total consolidated assets of $50 billion or more, such as M&T. Any such assessments may adversely affect the Company’s business, financial condition or results of operations.

Credit Risk

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

Commercial real estate valuations can be highly subjective as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, governmental policy regarding housing and housing finance, and general economic conditions affecting consumers.

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

The Company may be adversely affected by the soundness of other financial institutions.

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

Liquidity Risk

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

Recent regulatory changes relating to liquidity and risk management have also impacted the Company’s results of operations and competitive position. These regulations address, among other matters, liquidity stress testing, minimum liquidity requirements and restrictions on short-term debt issued by top-tier holding companies.

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

Strategic Risk

The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company’s revenue and profitability.

The financial services industry in which the Company operates is highly competitive. The Company competes not only with commercial and other banks and thrifts, but also with insurance companies, mutual funds, hedge funds, securities brokerage firms and other companies offering financial services in the U.S., globally and over the Internet. Some of the Company’s non-bank competitors are not subject to the same extensive regulations the Company and its subsidiaries are, and may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders and other technological financial services companies have grown significantly in recent years and is expected to continue growing.  The Company competes on the basis of several factors, including capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms. These developments could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The Company may experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share by reducing prices or paying higher rates of interest on deposits. Finally, technological change is influencing how individuals and firms conduct their financial affairs and changing the delivery channels for financial services, with the result that the Company may have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network.

Operational Risk

The Company is subject to operational risk which could adversely affect the Company’s business and reputation and create material legal and financial exposure.

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

Accounting policies and processes are fundamental to the Company’s reported financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported amounts of assets or liabilities and financial results. Several of M&T’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to generally accepted accounting principles, management is required to make certain assumptions and estimates in preparing the Company’s financial statements. If assumptions or estimates underlying the Company’s financial statements are incorrect, the Company may experience material losses.

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

M&T has expanded its business through past acquisitions and may do so in the future. Inherent uncertainties exist when integrating the operations of an acquired entity. M&T may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. In addition, the markets and industries in which the Company and its actual or potential acquisition targets operate are highly competitive. The Company may lose customers or fail to retain the customers of acquired entities as a result of an acquisition. Acquisition and integration activities require M&T to devote substantial time and resources, and as a result M&T may not be able to pursue other business opportunities while integrating acquired entities with the Company.

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

Information security risks for large financial institutions such as M&T have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties.  There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several instances involving financial services and consumer-based companies reporting unauthorized access to and disclosure of client or customer information or the destruction or theft of corporate data, including by executive impersonation and third party vendors. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information.

As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These actors may attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to data or the Company’s systems. These risks may increase as the use of mobile payment and other Internet-based applications expands.

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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2016, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $10.2 million.

M&T Bank owns and occupies an additional facility in Buffalo, New York (known as M&T Center) with approximately 395,000 rentable square feet of space.  At December 31, 2016, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.2 million.

M&T Bank also owns and occupies three separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 290,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $27.6 million at December 31, 2016.

M&T Bank owns a facility in Syracuse, New York with approximately 160,000 rentable square feet of space. Approximately 46% of that facility is occupied by M&T Bank. At December 31, 2016, the cost of that building (including improvements subsequent to acquisition), net of accumulated depreciation, was $1.2 million.

M&T Bank owns facilities in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 97% of Wilmington Center. Wilmington Plaza is 100% occupied by a tenant. At December 31, 2016, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $41.9 million and $12.6 million, respectively.

M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 220,000 and 325,000 rentable square feet of space, respectively. M&T Bank occupies approximately 29% and 89% of those facilities, respectively. At December 31, 2016, the cost of those buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $10.1 million and $9.2 million, respectively.

No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Of the 801 domestic banking offices of M&T’s subsidiary banks at December 31, 2016, 316 are owned in fee and 485 are leased.

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

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust Corporation, alleging that Wilmington Trust Corporation’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust Corporation moved to dismiss. The Court issued an order denying Wilmington Trust Corporation’s motion to dismiss on March 20, 2014. Fact discovery commenced. On April 13, 2016, the Court issued an order staying fact discovery in the case pending completion of the trial in U.S. v. Wilmington Trust Corp., et al. On September 19, 2016, the plaintiffs filed a motion to modify the stay of discovery in this matter to allow for additional, limited discovery. On December 19, 2016, the Court issued an order lifting the existing stay in its entirety, subject to appropriate protective orders to be determined by the Court.  On January 24, 2017, the Court issued an order scheduling trial for June 18, 2018 and entering certain protective orders.

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

Not applicable.

Executive Officers of the Registrant

Information concerning M&T’s executive officers is presented below as of February 22, 2017. The year the officer was first appointed to the indicated position with M&T or its subsidiaries is shown parenthetically. In the case of each entity noted below, officers’ terms run until the first meeting of the board of directors after such entity’s annual meeting, which in the case of M&T takes place immediately following the Annual Meeting of Shareholders, and until their successors are elected and qualified.

Robert G. Wilmers, age 82, is chief executive officer (2007), chairman of the board (2000) and a director (1982) of M&T. From April 1998 until July 2000, he served as president and chief executive officer of M&T and from July 2000 until June 2005 he served as chairman, president (1988) and chief executive officer (1983). He is chief executive officer (2007), chairman of the board (2005) and a director (1982) of M&T Bank, and previously served as chairman of the board of M&T Bank from March 1983 until July 2003 and as president of M&T Bank from March 1984 until June 1996.

Mark J. Czarnecki, age 61, is president (2007), chief operating officer (2014) and a director (2007) of M&T and M&T Bank. He has responsibility for the day-to-day management of the Company. Previously, he was an executive vice president of M&T (1999) and M&T Bank (1997) and was responsible for the M&T Investment Group and the Company’s Retail Banking network. Mr. Czarnecki is chairman of the board, president and chief executive officer (2007) and a director (2005) of Wilmington Trust, N.A.

Robert J. Bojdak, age 61, is an executive vice president and chief credit officer (2004) of M&T and M&T Bank, and is responsible for the Company’s Credit Risk Management Division. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. He is an executive vice president and a director (2004) of Wilmington Trust, N.A.

Janet M. Coletti, age 53, is an executive vice president (2015) of M&T and M&T Bank, overseeing the Company’s Human Resources Division. Ms. Coletti previously served as senior vice president of M&T Bank, most recently responsible for the Business Banking Division, and has held a number of management positions within M&T Bank since 1985.

William J. Farrell II, age 59, is an executive vice president (2011) of M&T and M&T Bank, and is responsible for managing administrative and business development functions of the Company’s Wealth and Institutional Services Division, which includes Institutional Client Services and M&T Insurance Agency. Mr. Farrell joined M&T through the Wilmington Trust Corporation acquisition. He joined Wilmington Trust Corporation in 1976, and held a number of senior management positions, most recently as executive vice president and head of the Corporate Client Services business. Mr. Farrell is president, chief executive officer and a director (2012) of Wilmington Trust Company, an executive vice president and a director (2011) of Wilmington Trust, N.A. and a director (2013) of M&T Securities.

Richard S. Gold, age 56, is an executive vice president (2006) and chief risk officer (2014) of M&T. He is a vice chairman and chief risk officer (2014) of M&T Bank. Mr. Gold is responsible for overseeing the Company’s governance and strategy for risk management, as well as relationships with key regulators and supervisory agencies. Previously, Mr. Gold had management responsibilities for the Mortgage, Consumer Lending, Retail and Business Banking Divisions. He served as a senior vice president of M&T Bank from 2000 to 2006 and has held a number of management positions since he began his career with M&T Bank in 1989.  Mr. Gold is an executive vice president (2006) and chief risk officer (2014) of Wilmington Trust, N.A.

Brian E. Hickey, age 64, is an executive vice president of M&T (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for co-managing with Mr. Martocci M&T Bank’s commercial banking lines of business and all of the non-retail banking segments in Upstate New York, Western New York and in the Northern, Central and Western Pennsylvania and Connecticut regions. Mr. Hickey is also responsible for the Dealer Commercial Services line of business.

René F. Jones, age 52, is an executive vice president (2006) of M&T and a vice chairman (2014) of M&T Bank. Mr. Jones has overall responsibility for the Company’s Wealth and Institutional Services Division, Treasury Division, and Mortgage and Consumer Lending Divisions. Mr. Jones is an executive vice president (2005) and a director (2007) of Wilmington Trust, N.A., and he is chairman of the board, president (2009) and a trustee (2005) of M&T Real Estate. Mr. Jones is chairman of the board and a director (2014) of Wilmington Trust Investment Advisors, and is a director (2007) of M&T Insurance Agency. Mr. Jones is chairman of the board and a director (2014) of Wilmington Trust Company. Previously, Mr. Jones served as chief financial officer (2005) of M&T, M&T Bank and Wilmington Trust, N.A. and has held a number of management positions within M&T Bank’s Finance Division since 1992.

Darren J. King, age 47, is an executive vice president (2010) and chief financial officer (2016) of M&T and executive vice president (2009) and chief financial officer (2016) of M&T Bank. Mr. King has responsibility for the overall financial management of the Company.  Prior to his current role, Mr. King was the Retail Banking executive with responsibility for overseeing Business Banking, Consumer Deposits, Consumer Lending and M&T Bank’s Marketing and Communications team. Mr. King previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president (2009) and chief financial officer (2016) of Wilmington Trust, N.A.

Gino A. Martocci, age 51, is an executive vice president (2014) of M&T and M&T Bank, and is responsible for co-managing with Mr. Hickey M&T Bank’s commercial banking lines of business and all non-retail banking segments in the metropolitan New York City, New Jersey, Philadelphia, Delaware, Baltimore and Washington, D.C. markets.  He is also responsible for M&T Realty Capital. Mr. Martocci was a senior vice president of M&T Bank from 2002 to 2013, serving in a number of management positions. He is an executive vice president (2015) and a director (2009) of M&T Realty Capital, an executive vice president of M&T Real Estate, co-chairman of the Senior Loan Committee and a member of the New York City Mortgage Investment Committee. Mr. Martocci is also a member of the Directors Advisory Council of the New York City/Long Island (2013) and the New Jersey (2015) Divisions of M&T Bank.

Doris P. Meister, age 61, is an executive vice president (2016) of M&T and M&T Bank, and is responsible for overseeing the Company’s wealth management business, including Wealth Advisory Services, M&T Securities and Wilmington Trust Investment Advisors. Ms. Meister is an executive vice president and a director (2016) of Wilmington Trust, N.A. and a director (2016) of M&T Securities. Prior to joining M&T in 2016, Ms. Meister served as President of U.S. Markets for BNY Mellon Wealth Management and was a Managing Director of the New York office of Bernstein Global Wealth Management.

Kevin J. Pearson, age 55, is an executive vice president (2002) of M&T and is a vice chairman (2014) of M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York

City/Long Island Division of M&T Bank. Mr. Pearson is responsible for M&T Bank’s Commercial Banking and Credit Divisions. Previously, Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002, and has held a number of management positions since he began his career with M&T Bank in 1989. He is an executive vice president (2003) and a trustee (2014) of M&T Real Estate, chairman of the board (2009) and a director (2003) of M&T Realty Capital, and an executive vice president and a director of Wilmington Trust, N.A. (2014).

Michael J. Todaro, age 55, is an executive vice president (2015) of M&T and M&T Bank, and is responsible for the Mortgage, Consumer Lending and Customer Asset Management Divisions. Mr. Todaro previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank’s Mortgage Division since 1995. He is an executive vice president (2015) of Wilmington Trust, N.A.

Michele D. Trolli, age 55, is an executive vice president and chief information officer (2005) of M&T and M&T Bank. Ms. Trolli leads a wide range of the Company’s Technology and Banking Operations, which includes banking services, corporate services, digital and telephone banking, the enterprise data office, enterprise and cyber security, and enterprise technology.

D. Scott N. Warman, age 51, is an executive vice president (2009) and treasurer (2008) of M&T and M&T Bank. He is responsible for managing the Company’s Treasury Division. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of Wilmington Trust, N.A. (2008), a trustee of M&T Real Estate (2009), and is treasurer of Wilmington Trust Company (2012).

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

During the fourth quarter of 2016, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2001 Stock Option Plan, the 2005 Incentive Compensation Plan, which replaced the 2001 Stock Option Plan, and the 2009 Equity Incentive Compensation Plan, each of which has been previously approved by shareholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2016, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	497,001	$92.30	3,667,800
Equity compensation plans not approved by security holders	26,217	78.75	53,256
Total	523,218	$91.62	3,721,056

(1)

As of December 31, 2016, a total of 1,106,805 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $160.18 per common share.

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

Deferred Bonus Plan. M&T maintains a deferred bonus plan which was frozen effective January 1, 2010 and did not allow any additional deferrals after that date. Prior to January 1, 2010, the plan allowed eligible officers of M&T and its subsidiaries to elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. At the time of the deferral election, participants also elected the timing of distributions from the plan. Such distributions are payable in cash, with the exception of balances allocated to M&T common stock which are distributable in the form of shares of common stock.

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Nasdaq Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2011 and ending on December 31, 2016. The KBW Nasdaq Bank Index is a market capitalization index consisting of 24 banking stocks representing leading large U.S. national money centers, regional banks and thrift institutions.

Comparison of Five-Year Cumulative Return*

Shareholder Value at Year End*

	2011	2012	2013	2014	2015	2016
M&T Bank Corporation	$100	133	162	178	176	233
KBW Nasdaq Bank Index	100	133	183	200	201	259
S&P 500 Index	100	116	154	175	177	198

* Assumes a $100 investment on December 31, 2011 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

On July 19, 2016, M&T announced that it had been authorized by its Board of Directors to purchase up to $1.15 billion of shares of its common stock through June 30, 2017. A repurchase program authorized in November 2015 by M&T’s Board of Directors was completed during 2016. In total, M&T repurchased 5,607,595 common shares for $641 million during 2016.

During the fourth quarter of 2016, M&T purchased shares of its common stock as follows:

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

October 1 – October 31, 2016	7,400	$122.03	—	$800,000,000
November 1 – November 30, 2016	336,833	125.02	300,000	762,666,000
December 1 – December 31, 2016	11,439	153.81	—	762,666,000
Total	355,672	$125.89	300,000

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

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $123.4 billion at December 31, 2016. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are M&T Bank and Wilmington Trust, National Association (“Wilmington Trust, N.A.”).

M&T Bank, with total assets of $122.6 billion at December 31, 2016, is a New York-chartered commercial bank with 799 domestic banking offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and the District of Columbia, a full-

service commercial banking office in Ontario, Canada, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in the states noted above and on small and medium size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include: M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; Wilmington Trust Investment Advisors, Inc., which serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.

Wilmington Trust, N.A. is a national bank with total assets of $3.7 billion at December 31, 2016. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services.  Wilmington Trust, N.A. also offered selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques.

On November 1, 2015, M&T completed its acquisition of Hudson City Bancorp, Inc. (“Hudson City”). Immediately following completion of the merger, Hudson City Savings Bank merged with and into M&T Bank. Pursuant to the merger agreement, M&T paid cash consideration of $2.1 billion and issued 25,953,950 shares of M&T common stock in exchange for Hudson City shares outstanding at the time of acquisition.  Assets acquired totaled approximately $36.7 billion, including $19.0 billion of loans (predominantly residential real estate loans) and $7.9 billion of investment securities. Liabilities assumed aggregated $31.5 billion, including $17.9 billion of deposits and $13.2 billion of borrowings. Immediately following the acquisition, the Company restructured its balance sheet by selling $5.8 billion of investment securities obtained in the acquisition and repaying $10.6 billion of borrowings assumed in the transaction. The common stock issued added $3.1 billion to M&T’s common shareholders’ equity. In connection with the acquisition, the Company recorded $1.1 billion of goodwill and $132 million of core deposit intangible asset. The acquisition of Hudson City expanded the Company’s presence in New Jersey, Connecticut and New York.

Net acquisition and integration-related expenses (included herein as merger-related expenses) associated with the Hudson City acquisition totaled $22 million after tax-effect, or $.14 of diluted earnings per common share during 2016 and $61 million after tax-effect, or $.44 of diluted earnings per common share in 2015. There were no merger-related expenses in 2014.

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

Overview

The Company recorded net income during 2016 of $1.32 billion or $7.78 of diluted earnings per common share, up 22% and 8%, respectively, from $1.08 billion or $7.18 of diluted earnings per common share in 2015. Basic earnings per common share also increased 8% to $7.80 in 2016 from $7.22 in 2015. Net income in 2014 totaled $1.07 billion, while diluted and basic earnings per common share were $7.42 and $7.47, respectively. The after-tax impacts of merger-related expenses associated with the 2015 acquisition of Hudson City were $22 million ($36 million pre-tax) or $.14 of diluted earnings per common share and $61 million ($97 million pre-tax) or $.44 of diluted earnings per common share in 2016 and 2015, respectively. There were no merger-related expenses in 2014. Expressed as a rate of return on average assets, net income in each of 2016 and 2015 was 1.06%, compared with 1.16% in 2014. The return on average common shareholders’ equity was 8.16% in 2016, 8.32% in 2015 and 9.08% in 2014.

The Hudson City transaction was accounted for using the acquisition method of accounting and, accordingly, the results of operations acquired in such transaction have been included in the Company’s financial results for the final two months of 2015 and all twelve months of 2016. The acquired operations added to the Company’s average earning assets, net interest income and non-interest expenses.

Taxable-equivalent net interest income aggregated $3.50 billion in 2016, $2.87 billion in 2015 and $2.70 billion in 2014. Average earning assets increased $21.4 billion, or 23%, in 2016 as compared with 2015 due predominantly to higher average balances of loans and leases of $17.8 billion, principally due to the full-year impact of the Hudson City acquisition, and interest-bearing deposits at banks of $3.1 billion. Loans associated with Hudson City totaled $19.0 billion on the acquisition date, consisting of approximately $234 million of commercial real estate loans, $18.6 billion of residential real estate loans and $162 million of consumer loans. Offsetting the impact of higher earning assets was a three basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, from 3.14% in 2015 to 3.11% in 2016. Lower yields on investment securities and an increase in rates on interest-bearing deposits, reflecting the impact of time deposits in the former Hudson City markets, led to that narrowing. Average earning assets grew $9.5 billion, or 12%, in 2015 as compared with 2014 due to higher balances of loans and leases of $6.2 billion and investment securities of $2.9 billion. Loans and investment securities obtained in the acquisition of Hudson City added approximately $3.1 billion and $409 million, respectively, to average earning assets in 2015. Offsetting the impact of higher earning assets was a 17 basis point narrowing of the net interest margin from 3.31% in 2014. Lower yields on investment securities and loans and leases outstanding led to that narrowing.

The provision for credit losses increased 12% to $190 million in 2016 from $170 million in 2015. The provision in 2015 was 37% higher than $124 million in 2014. As of the acquisition date, the pre-merger Hudson City allowance for credit losses was eliminated in acquisition accounting and as provided for by GAAP, a $21 million provision for credit losses was recorded in 2015 for incurred credit losses in connection with the $18.3 billion of loans acquired at a premium that were not individually identifiable as impaired at the acquisition date. Net charge-offs were $157 million in 2016, compared with $134 million in 2015 and $121 million in 2014. Net charge-offs as a percentage of average loans and leases were .18% in 2016 and .19% in each of 2015 and 2014.

Other income totaled $1.83 billion in each of 2016 and 2015, compared with $1.78 billion in 2014. Higher gains recognized on sales of investment securities and higher trading account and foreign exchange gains in 2016 were offset by a gain in 2015 on the sale of the Company’s trade processing business. During 2016, the Company sold all of its collateralized debt obligations with an amortized cost of $28 million held in the available-for-sale investment securities portfolio, resulting in a $30 million gain. Those securities, which had been obtained in previous acquisitions, were sold in response to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) commonly referred to as the “Volcker Rule.” There were no significant gains or losses on investment securities during 2015 or 2014. In 2015, the Company sold its trade processing business within the retirement services division of its Institutional Client Services business and recognized a $45 million gain. The Hudson City transaction did not have a significant impact on other income. The increase in other income in 2015 as compared with 2014 was largely due to higher commercial mortgage banking revenues, loan syndication fees and the gain on the sale of the trade processing business, partially offset by lower trust income associated with the divested business, decreased residential mortgage banking revenues and a decline in service charges on deposit accounts.

Other expense increased 8% to $3.05 billion in 2016 from $2.82 billion in 2015. Other expense totaled $2.69 billion in 2014. Included in those amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $43 million, $26 million, and $34 million in 2016, 2015 and 2014, respectively, and merger-related expenses of $36 million and $76 million in 2016 and 2015, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.97 billion in 2016, compared with $2.72 billion in 2015 and $2.66 billion in 2014. The increase in such expenses in 2016 as compared with 2015 reflects the full-year impact of the Hudson City acquisition and higher costs for salaries and employee benefits and FDIC assessments. In addition to the impact of Hudson City, the increase in salaries and employee benefits expense was largely attributable to higher medical benefit plan expenses and annual merit increases for employees. The rise in noninterest operating expenses from 2014 to 2015 was largely due to higher costs for salaries and employee benefits and charitable contributions, partially offset by lower professional services costs. In addition to the impact of Hudson City, the increase in salaries and employee benefits was largely attributable to annual merit increases for employees and higher pension expense. Following the realized gains on sales of investment securities, the Company made cash contributions to The M&T Charitable Foundation of $30 million in 2016, while in 2015 the Company made cash contributions to that foundation of $46 million following the realization of the gain on the sale of its trade processing business.  The Company also made cash contributions of $18 million to The M&T Charitable Foundation in 2014.

The efficiency ratio measures the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 56.1% in 2016, compared with 58.0% and 59.3% in 2015 and 2014, respectively. The calculations of the efficiency ratio are presented in table 2.

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

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease)(a)										Compound Growth Rate
2015 to 2016		2014 to 2015								5 Years
Amount	%	Amount	%		2016	2015	2014	2013	2012	2011 to 2016

$727.5	23	$214.8	7	Interest income(b)	$3,922.8	$3,195.3	$2,980.5	$2,982.3	$2,968.1	7%
97.7	30	47.8	17	Interest expense	426.0	328.3	280.4	284.1	343.2	1
629.8	22	167.0	6	Net interest income(b)	3,496.8	2,867.0	2,700.1	2,698.2	2,624.9	8
20.0	12	46.0	37	Less: provision for credit losses	190.0	170.0	124.0	185.0	204.0	(7)
30.4	—	—	—	Gain (loss) on bank investment securities(c)	30.3	—	—	46.7	(47.8)	—
(29.4)	(2)	45.8	3	Other income	1,795.7	1,825.1	1,779.3	1,818.5	1,715.1	4
				Less:
74.1	5	144.6	10	Salaries and employee benefits	1,623.6	1,549.5	1,405.0	1,355.2	1,314.6	6
150.5	12	(11.1)	(1)	Other expense	1,423.8	1,273.4	1,284.5	1,232.7	1,155.2	3
386.2	23	33.3	2	Income before income taxes	2,085.4	1,699.2	1,665.9	1,790.5	1,618.4	10
				Less:
2.5	10.9		3	Taxable-equivalent adjustment(b)	27.0	24.5	23.7	25.0	26.4	1
148.3	25	19.0	3	Income taxes	743.3	595.0	576.0	627.0	562.5	13
$235.4	22	$13.4	1	Net income	$1,315.1	$1,079.7	$1,066.2	$1,138.5	$1,029.5	9%

(a)	Changes were calculated from unrounded amounts.
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

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $4.7 billion at each of December 31, 2016 and 2015 and $3.6 billion at December 31, 2014. Included in such intangible assets was goodwill of $4.6 billion at each of December 31, 2016 and 2015 and $3.5 billion at December 31, 2014. Amortization of core deposit and other intangible assets, after tax effect, totaled $26 million, $16 million and $21 million during 2016, 2015 and 2014, respectively.

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices. Those expenses totaled $36 million ($22 million after-tax) in 2016 and $76 million ($48 million after-tax) in 2015. Also considered as a merger-related expense in 2015 was a provision for credit losses of $21 million. GAAP provides that an allowance for credit losses associated with probable incurred losses on loans acquired at a premium be recognized. Given the recognition of such losses above and beyond the impact of forecasted losses used in determining the fair value of acquired loans, the Company considered that provision to be a merger-related expense. There were no merger-related expenses in 2014. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $1.36 billion in 2016, compared with $1.16 billion in 2015 and $1.09 billion in 2014. Diluted net operating earnings per common share were $8.08 in 2016, $7.74 in 2015 and $7.57 in 2014.

Net operating income expressed as a rate of return on average tangible assets was 1.14% in 2016, compared with 1.18% in 2015 and 1.23% in 2014. Net operating income represented a return on average tangible common equity of 12.25% in 2016, 13.00% in 2015 and 13.76% in 2014.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2016	2015	2014
Income statement data
Dollars in thousands, except per share
Net income
Net income	$1,315,114	$1,079,667	$1,066,246
Amortization of core deposit and other intangible assets(a)	25,893	16,150	20,657
Merger-related expenses(a)	21,685	60,820	—
Net operating income	$1,362,692	$1,156,637	$1,086,903
Earnings per common share
Diluted earnings per common share	$7.78	$7.18	$7.42
Amortization of core deposit and other intangible assets(a)	.16	.12	.15
Merger-related expenses(a)	.14	.44	—
Diluted net operating earnings per common share	$8.08	$7.74	$7.57
Other expense
Other expense	$3,047,485	$2,822,932	$2,689,474
Amortization of core deposit and other intangible assets	(42,613)	(26,424)	(33,824)
Merger-related expenses	(35,755)	(75,976)	—
Noninterest operating expense	$2,969,117	$2,720,532	$2,655,650
Merger-related expenses
Salaries and employee benefits	$5,334	$51,287	$—
Equipment and net occupancy	1,278	3	—
Outside data processing and software	1,067	785	—
Advertising and marketing	10,522	79	—
Printing, postage and supplies	1,482	504	—
Other costs of operations	16,072	23,318	—
Other expense	35,755	75,976	—
Provision for credit losses	—	21,000	—
Total	$35,755	$96,976	$—
Efficiency ratio
Noninterest operating expense (numerator)	$2,969,117	$2,720,532	$2,655,650
Taxable-equivalent net interest income	3,496,849	2,867,050	2,700,088
Other income	1,825,996	1,825,037	1,779,273
Less: Gain (loss) on bank investment securities	30,314	(130)	—
Denominator	$5,292,531	$4,692,217	$4,479,361
Efficiency ratio	56.10%	57.98%	59.29%
Balance sheet data
In millions
Average assets
Average assets	$124,340	$101,780	$92,143
Goodwill	(4,593)	(3,694)	(3,525)
Core deposit and other intangible assets	(117)	(45)	(50)
Deferred taxes	46	16	15
Average tangible assets	$119,676	$98,057	$88,583
Average common equity
Average total equity	$16,419	$13,228	$12,097
Preferred stock	(1,297)	(1,232)	(1,192)
Average common equity	15,122	11,996	10,905
Goodwill	(4,593)	(3,694)	(3,525)
Core deposit and other intangible assets	(117)	(45)	(50)
Deferred taxes	46	16	15
Average tangible common equity	$10,458	$8,273	$7,345
At end of year
Total assets
Total assets	$123,449	$122,788	$96,686
Goodwill	(4,593)	(4,593)	(3,525)
Core deposit and other intangible assets	(98)	(140)	(35)
Deferred taxes	39	54	11
Total tangible assets	$118,797	$118,109	$93,137
Total common equity
Total equity	$16,487	$16,173	$12,336
Preferred stock	(1,232)	(1,232)	(1,231)
Undeclared dividends — cumulative preferred stock	(3)	(2)	(3)
Common equity, net of undeclared cumulative preferred dividends	15,252	14,939	11,102
Goodwill	(4,593)	(4,593)	(3,525)
Core deposit and other intangible assets	(98)	(140)	(35)
Deferred taxes	39	54	11
Total tangible common equity	$10,600	$10,260	$7,553

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities

Taxable-equivalent net interest income aggregated $3.50 billion in 2016, up 22% from $2.87 billion in 2015.   That growth was predominantly attributable to higher average earning assets in 2016, partially offset by a three basis point narrowing of the net interest margin to 3.11% in 2016 from 3.14% in 2015. The higher level of average earning assets reflected the full-year impact of assets obtained in the acquisition of Hudson City on November 1, 2015. Average earning assets rose $21.4 billion or 23% to $112.6 billion in 2016 reflecting higher average loans and leases of $17.8 billion. The narrowing of the margin reflected higher rates paid on interest-bearing deposits, including the impact of time deposits in the former Hudson City markets.

Average loans and leases increased 25% to $88.6 billion in 2016 from $70.8 billion in 2015.  The most significant factors contributing to that increase were the residential real estate loans obtained in the Hudson City acquisition and growth in the commercial real estate loan and commercial loan and lease portfolios.  Reflecting average balances of loans obtained in the Hudson City transaction of $16.3 billion in 2016 and $3.1 billion in 2015, average residential real estate loans increased $13.0 billion to $24.5 billion in 2016 from $11.5 billion in the previous year.  Included in average residential real estate loans were loans held for sale of $354 million in 2016 and $415 million in 2015.  Average commercial loans and leases increased $1.5 billion or 8% to $21.4 billion in 2016 from $19.9 billion in 2015.  Commercial real estate loans averaged $30.9 billion in 2016, up 9% or $2.6 billion from $28.3 billion in 2015.  Average consumer loans rose $638 million or 6% to $11.8 billion in 2016 from $11.2 billion in the prior year, predominantly due to growth in average automobile loan balances.

Taxable-equivalent net interest income increased 6% to $2.87 billion in 2015 from $2.70 billion in 2014.  That improvement was the result of higher average earning assets in 2015, including $3.7 billion of average earning assets obtained in the acquisition of Hudson City.  Average earning assets rose 12% to $91.2 billion in 2015 from $81.7 billion in 2014.  That growth, however, was partially offset by a 17 basis point narrowing of the net interest margin to 3.14% in 2015 from 3.31% in 2014.  The narrowing reflected lower average yields on investment securities and loans and leases outstanding.

Average loans and leases rose $6.2 billion or 10% to $70.8 billion in 2015 from $64.7 billion in 2014, due in part to $3.1 billion of average loans obtained in the acquisition of Hudson City. Including the impact of the acquired loan balances, average balances of residential real estate loans increased 31% or $2.7 billion to $11.5 billion in 2015 from $8.7 billion in 2014.  Included in that portfolio were loans held for sale, which averaged $415 million in 2015 and $403 million 2014.  Commercial loan and lease balances averaged $19.9 billion in 2015, $1.0 billion or 5% higher than $18.9 billion in 2014.  Average balances of commercial real estate loans increased 7% or $1.8 billion to $28.3 billion in 2015 from $26.5 billion in 2014.  Average consumer loans totaled $11.2 billion in 2015, up $584 million or 6% from $10.6 billion in 2014, reflecting growth in average balances of automobile loans.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2016			2015			2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions of dollars; interest in thousands of dollars)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$21,397	$736,240	3.44%	19,899	638,199	3.21%	18,867	624,487	3.31%	17,736	628,154	3.54%	16,336	606,495	3.71%
Real estate — commercial	30,915	1,277,196	4.06	28,276	1,193,271	4.16	26,461	1,142,939	4.26	26,083	1,198,400	4.53	24,907	1,138,723	4.50
Real estate — consumer	24,463	958,521	3.92	11,458	468,790	4.09	8,719	368,632	4.23	10,136	418,095	4.12	9,727	421,516	4.33
Consumer	11,841	538,144	4.54	11,203	499,650	4.46	10,618	480,877	4.53	11,098	510,962	4.60	11,732	559,253	4.77
Total loans and leases, net	88,616	3,510,101	3.96	70,836	2,799,910	3.95	64,665	2,616,935	4.05	65,053	2,755,611	4.24	62,702	2,725,987	4.35
Interest-bearing deposits at banks	8,846	45,516	.51	5,775	15,252	.26	5,342	13,361	.25	2,139	5,201	.24	528	1,221	.23
Federal funds sold and agreements to resell securities	—	3	.86	34	35	.10	89	64	.07	128	114	.09	4	21	.55
Trading account	85	1,442	1.71	86	1,247	1.44	76	1,381	1.81	78	1,482	1.91	96	1,394	1.45
Investment securities(b)
U.S. Treasury and federal agencies	14,025	332,926	2.37	13,514	336,873	2.49	10,543	304,178	2.88	5,123	165,879	3.24	4,538	150,500	3.32
Obligations of states and political subdivisions	90	3,839	4.24	143	6,391	4.46	166	8,115	4.89	194	9,999	5.15	220	11,638	5.29
Other	894	29,006	3.24	799	35,599	4.45	800	36,485	4.56	1,298	44,019	3.39	2,211	77,315	3.50
Total investment securities	15,009	365,771	2.44	14,456	378,863	2.62	11,509	348,778	3.03	6,615	219,897	3.32	6,969	239,453	3.44
Total earning assets	112,556	3,922,833	3.49	91,187	3,195,307	3.50	81,681	2,980,519	3.65	74,013	2,982,305	4.03	70,299	2,968,076	4.22
Allowance for credit losses	(976)			(935)			(923)			(932)			(922)
Cash and due from banks	1,273			1,242			1,277			1,380			1,384
Other assets	11,487			10,286			10,108			9,201			9,222
Total assets	$124,340			101,780			92,143			83,662			79,983
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$52,194	87,704	.17	43,885	46,140	.11	41,508	46,869	.11	37,662	56,235	.15	34,254	69,354	.20
Time deposits	12,253	102,841	.84	4,641	27,059	.58	3,290	15,515	.47	4,045	26,439	.65	5,347	46,102	.86
Deposits at Cayman Islands office	199	797	.40	216	615	.28	327	699	.21	496	1,018	.21	605	1,130	.19
Total interest-bearing deposits	64,646	191,342	.30	48,742	73,814	.15	45,125	63,083	.14	42,203	83,692	.20	40,206	116,586	.29
Short-term borrowings	894	3,625	.41	548	1,677	.31	215	101	.05	390	430	.11	839	1,286	.15
Long-term borrowings	10,252	231,017	2.25	10,217	252,766	2.47	7,492	217,247	2.90	4,941	199,983	4.05	5,527	225,297	4.08
Total interest-bearing liabilities	75,792	425,984	.56	59,507	328,257	.55	52,832	280,431	.53	47,534	284,105	.60	46,572	343,169	.74
Noninterest-bearing deposits	30,160			27,324			25,715			23,721			21,761
Other liabilities	1,969			1,721			1,499			1,685			1,947
Total liabilities	107,921			88,552			80,046			72,940			70,280
Shareholders’ equity	16,419			13,228			12,097			10,722			9,703
Total liabilities and shareholders’ equity	$124,340			101,780			92,143			83,662			79,983
Net interest spread			2.93			2.95			3.12			3.43			3.48
Contribution of interest-free funds			.18			.19			.19			.22			.25
Net interest income/margin on earning assets		$3,496,849	3.11%		2,867,050	3.14%		2,700,088	3.31%		2,698,200	3.65%		2,624,907	3.73%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2016 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase
		(Decrease) from
	2016	2015 to 2016	2014 to 2015
	(In millions)

Commercial, financial, etc.	$21,397	8%	5%
Real estate – commercial	30,915	9	7
Real estate – consumer	24,463	114	31
Consumer
Automobile	2,740	24	32
Home equity lines and loans	5,788	(2)	(2)
Other	3,313	8	7
Total consumer	11,841	6	6
Total	$88,616	25%	10%

Commercial loans and leases, excluding loans secured by real estate, totaled $22.6 billion at December 31, 2016, representing 25% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2016 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $22.6 billion of commercial loans and leases outstanding at the end of 2016, approximately $20.0 billion, or 88%, were secured, while 40%, 25% and 23% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2016 aggregated $1.3 billion, of which 48% were secured by collateral located in New York State, 16% were secured by collateral in Pennsylvania and another 15% were secured by collateral in the Mid-Atlantic area.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2016

			Mid-			Percent of
	New York	Pennsylvania	Atlantic(a)	Other	Total	Total
	(Dollars in millions)

Automobile dealerships	$1,684	$903	$567	$921	$4,075	18%
Manufacturing	1,735	1,092	569	525	3,921	17
Services	1,297	871	1,223	269	3,660	16
Wholesale	964	538	494	164	2,160	10
Health services	562	290	644	74	1,570	7
Financial and insurance	675	352	318	200	1,545	7
Real estate investors	736	205	336	122	1,399	6
Transportation, communications, utilities	338	424	304	317	1,383	6
Retail	255	318	289	113	975	5
Construction	386	263	247	54	950	4
Public administration	176	68	36	1	281	1
Agriculture, forestry, fishing, etc.	29	141	49	—	219	1
Other	143	215	110	4	472	2
Total	$8,980	$5,680	$5,186	$2,764	$22,610	100%
Percent of total	40%	25%	23%	12%	100%
Percent of dollars outstanding
Secured	83%	80%	86%	78%	82%
Unsecured	10	16	10	12	12
Leases	7	4	4	10	6
Total	100%	100%	100%	100%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	23%	18%	25%	8%	20%
$1 million to $5 million	24	22	19	21	22
$5 million to $10 million	15	21	15	22	17
$10 million to $20 million	16	17	19	22	17
$20 million to $30 million	8	9	7	12	9
$30 million to $50 million	7	6	8	10	8
Greater than $50 million	7	7	7	5	7
Total	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.

International loans included in commercial loans and leases totaled $228 million and $191 million at December 31, 2016 and 2015, respectively. Included in such loans were $95 million and $64 million, respectively, of loans at M&T Bank’s commercial banking office in Ontario, Canada. The remaining international loans are predominantly to domestic companies with foreign operations.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 69% of the loan and lease portfolio during 2016, compared with 64% in 2015 and 2014. At December 31, 2016, the Company held approximately $33.5 billion of commercial real estate loans, $22.6 billion of consumer real estate loans secured by one-to-four family residential properties (including $414 million of loans originated for sale) and $5.6 billion of outstanding balances of home equity loans and lines of credit, compared with $29.2 billion, $26.3 billion and $6.0 billion, respectively, at December 31, 2015. The decrease in the residential real estate loans reflects pay downs of loans obtained in the Hudson City acquisition. Included in commercial real estate loans at December 31, 2016 and 2015 were construction loans of $8.0 billion and $5.7 billion, respectively, including amounts due from builders and developers of residential real estate aggregating $1.9 billion and $1.6 billion at December 31, 2016 and 2015, respectively. Commercial real estate loans also included loans held for sale totaling $643 million and $39 million at December 31, 2016 and 2015, respectively.

Commercial real estate loans originated by the Company include fixed-rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then-current market rate of interest. The Company also originates fixed-rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately seven to ten years, and adjustable-rate commercial real estate loans. Adjustable-rate commercial real estate loans represented approximately 72% of the commercial real estate loan portfolio at the 2016 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2016. New York City area commercial real estate loans totaled $9.4 billion at December 31, 2016. The $8.0 billion of investor-owned commercial real estate loans in the New York City area were largely secured by multifamily residential properties, retail space and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 33% of the aggregate dollar amount of New York City area loans were for loans with outstanding balances of $10 million or less, while loans of more than $50 million made up approximately 17% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2016

	New York State
	New York		Penn-	Mid-			Percent of
	City	Other	sylvania	Atlantic(a)	Other	Total	Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Office	$1,406	$906	$568	$1,297	$438	$4,615	14%
Apartments/Multifamily	1,707	719	372	772	970	4,540	13
Retail/Service	1,514	550	448	1,059	468	4,039	12
Hotel	848	380	252	667	279	2,426	7
Industrial/Warehouse	231	219	357	252	315	1,374	4
Health facilities	43	110	21	71	12	257	1
Other	205	35	14	24	15	293	1
Total permanent	5,954	2,919	2,032	4,142	2,497	17,544	52%
Construction/Development
Commercial
Construction	935	647	603	1,524	827	4,536	14%
Land/Land development	461	32	67	185	88	833	2
Residential builder and developer
Construction	662	1	106	198	386	1,353	4
Land/Land development	9	14	33	262	251	569	2
Total construction/ development	2,067	694	809	2,169	1,552	7,291	22%
Total investor-owned	8,021	3,613	2,841	6,311	4,049	24,835	74%
Owner-occupied by industry(b)
Health services	483	529	486	787	327	2,612	8%
Other services	211	460	251	795	71	1,788	5
Retail	138	181	228	351	96	994	3
Automobile dealerships	178	175	245	179	184	961	3
Wholesale	82	64	142	292	52	632	2
Manufacturing	71	218	156	155	29	629	2
Real estate investors	17	40	24	52	2	135	—
Other	157	180	228	351	4	920	3
Total owner-occupied	1,337	1,847	1,760	2,962	765	8,671	26%
Total commercial real estate	$9,358	$5,460	$4,601	$9,273	$4,814	$33,506	100%
Percent of total	28%	16%	14%	28%	14%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	3%	17%	15%	11%	10%	10%
$1 million to $5 million	16	31	26	21	14	21
$5 million to $10 million	14	19	20	16	17	17
$10 million to $30 million	34	27	26	29	37	31
$30 million to $50 million	16	5	8	12	10	11
$50 million to $100 million	16	1	5	11	9	9
Greater than $100 million	1	—	—	—	3	1
Total	100%	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes $727 million of construction loans

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 67% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the New York City area were for loans with outstanding balances of $10 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 61% and 48%, respectively, were for loans with outstanding balances of $10 million or less.

Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area and New York State comprised 14% of total commercial real estate loans as of December 31, 2016.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $7.3 billion at December 31, 2016, or 8% of total loans and leases. Approximately 95% of those construction loans had adjustable interest rates. Included in such loans at the 2016 year-end were $1.9 billion of loans to builders and developers of residential real estate properties. Information about the credit performance of the Company’s loans to builders and developers of residential real estate properties is included herein under the heading “Provision For Credit Losses.” The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Delegated Underwriting and Servicing (“DUS”) program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $2.8 billion and $2.5 billion at December 31, 2016 and 2015, respectively. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2016 and 2015 aggregated $643 million and $39 million, respectively. At December 31, 2016 and 2015, commercial real estate loans serviced by the Company for other investors were $11.8 billion and $11.0 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet. In January 2017, M&T Realty Capital Corporation purchased commercial mortgage banking servicing rights and other assets which increased commercial real estate loans serviced for others by $2.7 billion. The purchase price and assets acquired were not material to the Company’s consolidated financial position.

Real estate loans secured by one-to-four family residential properties were $22.6 billion at December 31, 2016, including approximately 34% secured by properties located in New York State, 7% secured by properties located in Pennsylvania, 29% secured by properties in New Jersey and 11% secured by properties located in other Mid-Atlantic areas. At December 31, 2016, $414 million of residential real estate loans had been originated for sale, compared with $353 million at December 31, 2015. The Company’s portfolio of alternative (“Alt-A”) residential real estate loans (referred to as “limited documentation loans”) held for investment decreased by $686 million to $3.6 billion at December 31, 2016 from $4.3 billion at December 31, 2015. A portfolio of limited documentation loans was acquired with the Hudson City transaction which totaled $3.3 billion and $4.0 billion at December 31, 2016 and 2015, respectively. Alt-A loans represent loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Hudson City loans that were eligible for limited documentation processing were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Hudson City discontinued its limited documentation loan program in January 2014. Loans in the Company’s Alt-A portfolio prior to the Hudson City transaction were originated by the Company prior to 2008. Loans to individuals to finance the construction of one-to-four family residential properties totaled $21 million at December 31, 2016 and $34 million at December 31, 2015, or less than .1% of total loans and leases at each of those dates. Information about the credit performance of the Company’s residential real estate loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 13% of total loans and leases at each of December 31, 2016 and 2015. Outstanding balances of home equity loans and lines of credit represent the largest component of the consumer loan portfolio. Such balances represented approximately 6% of total loans and leases at December 31, 2016 and 7% at December 31, 2015. No other consumer loan product represented at least 4% of loans outstanding at December 31, 2016. Approximately 39% of home equity loans and lines of credit outstanding at December 31, 2016 were secured by properties in New York State, 26% in Maryland, 21% in Pennsylvania and 3% in New Jersey. Outstanding automobile loan balances rose to $2.9 billion at December 31, 2016 from $2.5 billion at December 31, 2015. That increase reflects continued consumer demand for motor vehicles.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2016, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states. Approximately 39% of total loans and leases at December 31, 2016 were to New York State customers, while 16% and 30% were to Pennsylvania and the Mid-Atlantic area customers, respectively.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2016

		Percent of Dollars Outstanding
				Mid-Atlantic
		New	Penn-		New
	Outstandings	York	sylvania	Maryland	Jersey	Other(a)	Other
	(In millions)
Real estate
Residential	$22,591	34%	7%	6%	29%	5%	19%
Commercial	33,506	44	14	12	6	10	14
Total real estate	56,097	40%	11%	10%	15%	8%	16%
Commercial, financial, etc.	21,337	39%	26%	13%	5%	6%	11%
Consumer
Home equity lines and loans	5,641	39%	21%	26%	3%	10%	1%
Automobile	2,944	28	21	9	7	13	22
Other secured or guaranteed	2,842	21	11	7	7	7	47
Other unsecured	719	39	22	24	1	11	3
Total consumer	12,146	32%	19%	17%	5%	10%	17%
Total loans	89,580	39%	16%	11%	11%	8%	15%
Commercial leases	1,273	48%	16%	9%	3%	3%	21%
Total loans and leases	$90,853	39%	16%	11%	11%	8%	15%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

The investment securities portfolio averaged $15.0 billion in 2016, up from $14.5 billion and $11.5 billion in 2015 and 2014, respectively. The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company manages its investment securities portfolio, in part, to satisfy the requirements of the Liquidity Coverage Ratio (“LCR”) that became effective in January 2016. In September 2014, various federal banking regulators adopted final rules (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s LCR including the modified version applicable to bank holding companies, including M&T, with $50 billion in total consolidated assets that are not “advanced approaches” institutions. The LCR is intended to ensure that banks hold a sufficient amount of “high quality liquid assets” to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. For additional information concerning the LCR rules, refer to Part I, Item 1 of this Form 10-K under the heading “Liquidity.”

In managing its investment securities portfolio, the Company occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.  The Hudson City acquisition added approximately $7.9 billion to the investment securities portfolio on the November 1, 2015 acquisition date. As noted earlier, immediately following the acquisition, the Company restructured its balance sheet by selling $5.8 billion of those securities.  During the third and fourth quarters of 2016, the Company sold the collateralized debt obligations that had been held in the available-for-sale investment securities portfolio for a gain of approximately $30 million. Purchases of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities totaled $1.8 billion in 2016, $3.5 billion in 2015 and $5.2 billion in 2014. Purchases of U.S. Treasury notes totaled $1.7 billion in 2016, while purchases in 2015 or 2014 were not significant. The amounts of investment securities held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in 2016, 2015 or 2014. Based on management’s assessment of future cash flows associated with individual investment securities as of December 31, 2016, the Company concluded that declines in value below amortized cost associated with the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 20 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold. Those other earning assets in the aggregate averaged $8.9 billion in 2016, $5.9 billion in 2015 and $5.5 billion in 2014. Interest-bearing deposits at banks averaged $8.8 billion in 2016, compared with $5.8 billion and $5.3 billion in 2015 and 2014, respectively. The higher levels of average interest-bearing deposits at banks in 2016 when compared with 2015 and 2014 resulted largely from the Company’s decision to maintain higher balances at the Federal Reserve Bank of New York rather than reinvesting in other highly liquid assets due to the interest rate environment.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $92.2 billion in 2016, up from $74.2 billion in 2015 and $69.1 billion in 2014. The Hudson City acquisition added approximately $17.0 billion of core deposits on November 1, 2015, including $9.7 billion of time deposits, $6.6 billion of savings deposits and $691 million of noninterest-bearing deposits. The higher average core deposits in 2016 as compared with 2015 and in 2015 as compared with 2014 were predominantly reflective of the impact of the merger with Hudson City. Funding provided by core deposits represented 82% of average earning assets in 2016, compared with 81% and 85% in 2015 and 2014, respectively. Table 8 summarizes average core deposits in 2016 and percentage changes in the components of such deposits over the past two years. Core deposits totaled $93.1 billion and $89.3 billion at December 31, 2016 and 2015, respectively.

Table 8

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from

	2016	2015 to 2016	2014 to 2015
	(In millions)

Savings and interest-checking deposits	$51,093	19%	6%
Time deposits	10,969	167	40
Noninterest-bearing deposits	30,160	10	6
Total	$92,222	24%	7%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered deposits, averaged $1.2 billion in 2016, $501 million in 2015 and $366 million in 2014. The higher level of such deposits in 2016 was due to the full-year impact of deposits obtained in the acquisition of Hudson City. Cayman Islands office deposits averaged $199 million in 2016, $216 million in 2015 and $327 million in 2014. Brokered time deposits averaged $59 million in 2016, compared with $37 million in 2015 and $4 million in 2014. The Company also had brokered savings and interest-bearing transaction accounts that averaged $1.1 billion in each of 2016, 2015 and 2014. Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of less than one year. Average short-term borrowings were $894 million in 2016, $548 million in 2015 and $215 million in 2014. The higher levels of such borrowings in 2016 and 2015 were predominantly due to short-term borrowings from the Federal Home Loan Bank (“FHLB”) of New York assumed in the Hudson City acquisition. Those short-term fixed-rate borrowings matured throughout 2016. There were no short-term borrowings from the Federal Home Loan Banks in 2014. Also included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $151 million, $138 million and $156 million in 2016, 2015 and 2014, respectively. Overnight federal funds borrowings totaled $112 million at December 31, 2016 and $99 million at December 31, 2015.

Long-term borrowings averaged $10.3 billion in 2016, $10.2 billion in 2015 and $7.5 billion in 2014. M&T Bank has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Only unsecured senior notes have been issued under that program, of which $5.2 billion and $5.5 billion were outstanding at December 31, 2016 and 2015, respectively. Average balances of outstanding notes issued under that program were $5.3 billion in each of 2016 and 2015, compared with $2.9 billion in 2014. During 2014, M&T Bank issued $550 million of three-year floating rate, $1.25 billion of three-year fixed rate and $1.4 billion of five-year fixed rate notes. During 2015, M&T Bank issued $1.5 billion of fixed rate notes of which $750 million mature in 2020 and $750 million mature in 2025. During 2016, a $300 million floating rate note issued in 2013 matured. There were no issuances of borrowings under the Bank Note Program in 2016. The proceeds from the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high quality liquid assets that meet the requirements of the LCR. Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $1.2 billion in each of 2016 and 2015 and $692 million in 2014, and subordinated capital notes of $1.5 billion in each of 2016 and 2015 and $1.6 billion in 2014. During 2014, M&T Bank borrowed approximately $1.1 billion from the FHLB of New York. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $515 million in 2016, $605 million in 2015 and $889 million in 2014. In accordance with its 2015 capital plan, on April 15, 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Those borrowings had a weighted-average interest rate of 8.24%. Additional information regarding junior subordinated debentures, as well as information regarding contractual maturities of long-term borrowings, is provided in note 9 of Notes to Financial Statements. Also included in long-term borrowings were agreements to repurchase securities, which averaged $1.8 billion in 2016, $1.5 billion in 2015 and $1.4 billion during 2014.  Agreements to repurchase securities assumed in connection with the Hudson City acquisition totaled $6.9 billion at November 1, 2015. Immediately following the November 1, 2015 Hudson City acquisition date the balance sheet was restructured and $6.4 billion of the assumed repurchase agreements were repaid. During 2016, $800 million of repurchase agreements matured. The agreements held at December 31, 2016 totaled $1.1 billion and have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of December 31, 2016, interest rate swap agreements were used to hedge approximately $900 million of outstanding fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.93% in 2016, compared with 2.95% in 2015 and 3.12% in 2014. The yield on the Company’s earning assets declined one basis point to 3.49% in 2016 from 3.50% in 2015, while the rate paid on interest-bearing liabilities increased one basis point to .56% in 2016 from .55% in 2015. As compared with 2015, the narrowing of the net interest spread reflects the ongoing impact of the low interest rate environment on the yields earned on investment securities, higher rates paid on interest-bearing deposits (largely associated with time deposits obtained in the Hudson City acquisition) and higher amounts of relatively low yielding balances held at the Federal Reserve Bank of New York. The yield on earning assets declined 15 basis points in 2015 from 3.65% in 2014, while the rate paid on interest-bearing liabilities increased two basis points in 2015 from .53% in 2014. The narrowing of the net interest spread in 2015 as compared with 2014 also reflected the impact of the low interest rate environment on the yields earned on investment securities and loans, higher average balances of investment securities and long-term borrowings, and the higher level of deposits held at the Federal Reserve Bank of New York.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $36.8 billion in 2016, compared with $31.7 billion in 2015 and $28.8 billion in 2014. The increases in average net interest-free funds in 2016 and 2015 reflect higher balances of noninterest-bearing deposits and shareholders’ equity. Noninterest-bearing deposits averaged $30.2 billion in 2016, $27.3 billion in 2015 and $25.7 billion in 2014. In connection with the acquisition of Hudson City, the Company added noninterest-bearing deposits of $691 million at the acquisition date. In addition to the impact of the Hudson City acquisition, growth in noninterest-bearing deposits in 2016 reflects an increase in commercial and trust customer deposits. The growth from 2014 to 2015 reflected an increase in commercial customer deposits. Shareholders’ equity averaged $16.4 billion, $13.2 billion and $12.1 billion in 2016, 2015 and 2014, respectively. The rise in shareholders’ equity from 2014 to 2016 reflected $3.1 billion of common equity issued in connection with the acquisition of Hudson City, as well as net retained earnings. Goodwill and core deposit and other intangible assets averaged $4.7 billion in 2016, $3.7 billion in 2015 and $3.6 billion in 2014. Goodwill of $1.1 billion and core deposit intangible of $132 million resulted from the Hudson City acquisition. The cash surrender value of bank owned life insurance averaged $1.7 billion in each of 2016, 2015 and 2014. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .18% in 2016 and .19% in each of 2015 and 2014.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.11% in 2016, 3.14% in 2015 and 3.31% in 2014. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million and $1.4 billion at December 31, 2016 and 2015, respectively. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Those interest rate swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. The $500 million decline in the notional amount reflects the expiration of a hedge transaction upon conversion of $500 million of fixed rate long-term borrowings to a floating rate. There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. The amounts of hedge ineffectiveness recognized in 2016, 2015 and 2014 were not material to the Company’s consolidated results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $12 million at December 31, 2016 and $44 million at December 31, 2015. The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of December 31, 2016 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $5 million of collateral with the Company. Additional information about interest rate swap agreements and the items being hedged is included in note 18 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2016		2015		2014
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	—%	$—	—%	$—	—%
Interest expense	(36,866)	(.05)	(44,219)	(.07)	(44,996)	(.09)
Net interest income/margin	$36,866	.04%	$44,219	.04%	$44,996	.06%
Average notional amount	$1,357,650		$1,412,340		$1,400,000
Rate received(b)		4.39%		4.42%		4.42%
Rate paid(b)		1.64%		1.28%		1.19%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $190 million in 2016, compared with $170 million in 2015 and $124 million in 2014. Net charge-offs of loans were $157 million in 2016, $134 million in 2015 and $121 million in 2014. Net charge-offs as a percentage of average loans and leases outstanding were .18% in 2016, compared with .19% in each of 2015 and 2014. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10 and in note 5 of Notes to Financial Statements.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance for credit losses beginning balance	$955,992	$919,562	$916,676	$925,860	$908,290
Charge-offs during year
Commercial, financial, leasing, etc.	59,244	60,983	58,943	109,329	41,148
Real estate — construction	137	3,221	1,882	9,137	27,687
Real estate — mortgage	30,801	26,382	33,527	49,079	58,572
Consumer	141,073	107,787	84,390	85,965	103,348
Total charge-offs	231,255	198,373	178,742	253,510	230,755
Recoveries during year
Commercial, financial, leasing, etc.	30,167	30,284	22,188	11,773	11,375
Real estate — construction	4,062	6,308	4,725	18,800	3,693
Real estate — mortgage	11,124	7,626	14,640	13,718	8,847
Consumer	28,907	20,585	16,075	26,035	20,410
Total recoveries	74,260	64,803	57,628	70,326	44,325
Net charge-offs	156,995	133,570	121,114	183,184	186,430
Provision for credit losses	190,000	170,000	124,000	185,000	204,000
Allowance related to loans sold or securitized	—	—	—	(11,000)	—
Allowance for credit losses ending balance	$988,997	$955,992	$919,562	$916,676	$925,860
Net charge-offs as a percent of:
Provision for credit losses	82.63%	78.57%	97.67%	99.02%	91.39%
Average loans and leases, net of unearned discount	.18%	.19%	.19%	.28%	.30%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.09%	1.09%	1.38%	1.43%	1.39%

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of the loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the

Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans, including its estimates of lifetime principal losses. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $1.8 billion and $2.5 billion at December 31, 2016 and 2015, respectively. The decrease in such loans was largely attributable to payments received. The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of December 31, 2016 and 2015 is presented in table 11. During each of the last three years, based largely on improving economic conditions and borrower repayment performance, the Company’s estimates of cash flows expected to be generated by loans acquired at a discount and accounted for based on expected cash flows improved, resulting in increases in the accretable yield. In 2016, estimated cash flows expected to be generated by acquired loans increased by $50 million, or approximately 2%. That improvement reflected a lowering of estimated principal losses by approximately $33 million, primarily due to a $19 million decrease in expected principal losses in the commercial real estate loan portfolios, as well as interest and other recoveries. In 2015, excluding expected cash flows on the purchased impaired loans acquired from Hudson City, estimated cash flows expected to be generated increased by $77 million, or approximately 3%. That improvement reflected a lowering of estimated principal losses by approximately $58 million, primarily due to a $42 million decrease in expected principal losses in the commercial real estate loan portfolios, as well as interest and other recoveries.  Similarly, in 2014 the estimates of cash flows expected to be generated increased by approximately 2%, or $98 million.  That improvement also reflected a lowering of estimated principal losses, largely driven by a $47 million decrease in expected principal losses that was predominantly in the acquired commercial real estate loan portfolios.

Table 11

NONACCRETABLE BALANCE — PRINCIPAL

	Remaining Balance
	December 31,	December 31,
	2016	2015
	(In thousands)

Commercial, financial, leasing, etc.	$4,794	$10,806
Commercial real estate	39,867	48,173
Residential real estate	59,657	113,478
Consumer	11,275	17,952
Total	$115,593	$190,409

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired at a premium totaled $14.2 billion and $17.8 billion at December 31, 2016 and December 31, 2015, respectively. In addition to the impact of estimated credit losses included in the determination of fair value of those loans at the acquisition date, a $21 million provision for credit losses was recorded in the fourth quarter of 2015 for incurred losses inherent in those loans at that time. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount. Despite the fact that the determination of aggregate fair value reflects the impact of expected credit losses, GAAP provides that incurred losses in a portfolio of loans acquired at a premium be recognized even though in a relatively homogenous portfolio of residential mortgage loans the specific loans to which the losses relate cannot be individually identified at the acquisition date.  Subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans aggregated $920 million at December 31, 2016, compared with $799 million at each of December 31, 2015 and 2014. As a percentage of total loans and leases outstanding, nonaccrual loans represented 1.01%, .91% and 1.20% at the end of 2016, 2015 and 2014, respectively. The increase in nonaccrual loans since the 2015 year-end reflected the normal migration of previously performing residential real estate loans obtained in the acquisition of Hudson City that subsequently became over 90 days past due in 2016 and, as such, were not identifiable as purchased impaired as of the acquisition date.  Those nonaccrual loans totaled $190 million at December 31, 2016. Following the acquisition accounting provisions of GAAP, Hudson City-related loans classified as nonaccrual were not significant at December 31, 2015.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) totaled $301 million or .33% of total loans and leases at December 31, 2016, compared with $317 million or .36% at December 31, 2015 and $245 million or .37% at December 31, 2014. Those amounts included loans guaranteed by government-related entities of $283 million, $276 million and $218 million at December 31, 2016, 2015 and 2014, respectively. Such guaranteed loans obtained in the acquisition of Hudson City aggregated $49 million and $44 million at December 31, 2016 and 2015, respectively. Guaranteed loans also included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $224 million at December 31, 2016, $221 million at December 31, 2015 and $196 million at December 31, 2014. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 12.

Table 12

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2016	2015	2014	2013	2012
	(Dollars in thousands)

Nonaccrual loans	$920,015	$799,409	$799,151	$874,156	$1,013,176
Real estate and other foreclosed assets	139,206	195,085	63,635	66,875	104,279
Total nonperforming assets	$1,059,221	$994,494	$862,786	$941,031	$1,117,455

Accruing loans past due 90 days or more(a)	$300,659	$317,441	$245,020	$368,510	$358,397
Government guaranteed loans included in totals above:
Nonaccrual loans	$40,610	$47,052	$69,095	$63,647	$57,420
Accruing loans past due 90 days or more	282,659	276,285	217,822	297,918	316,403

Renegotiated loans	$190,374	$182,865	$202,633	$257,092	$271,971
Accruing loans acquired at a discount past due 90 days or more(b)	$61,144	$68,473	$110,367	$130,162	$166,554
Purchased impaired loans(c):
Outstanding customer balance	$927,446	$1,204,004	$369,080	$579,975	$828,571
Carrying amount	578,032	768,329	197,737	330,792	447,114
Nonaccrual loans to total loans and leases, net of unearned discount	1.01%	.91%	1.20%	1.36%	1.52%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.16%	1.13%	1.29%	1.47%	1.68%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.33%	.36%	.37%	.58%	.54%

(a)	Excludes loans acquired at a discount. Predominantly residential real estate loans.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans aggregated $578 million at December 31, 2016, or .6% of total loans. Of that amount, $512 million related to the Hudson City acquisition. Purchased impaired loans totaled $768 million at December 31, 2015, of which $658 million related to the acquisition of Hudson City.

Accruing loans acquired at a discount past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans aggregated $61 million at December 31, 2016 and $68 million at December 31, 2015.

The Company modified the terms of select loans in an effort to assist borrowers. If the borrower was experiencing financial difficulty and a concession was granted, the Company considered such modifications as troubled debt restructurings. Loan modifications included such actions as the extension of loan maturity dates and the lowering of interest rates and monthly payments. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the level of the allowance for credit losses. Information about modifications of loans that are considered troubled debt restructurings is included in note 4 of Notes to Financial Statements.

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans totaled $171 million and $147 million at December 31, 2016 and December 31, 2015, respectively.

Charge-offs of commercial loans and leases, net of recoveries, aggregated $29 million in 2016, $31 million in 2015 and $37 million in 2014.  Included in net charge-offs of commercial loans and leases in 2016 were $12 million of loans to a commercial maintenance services provider with operations in New Jersey and Pennsylvania, $12 million of loans to a multi-regional manufacturer of refractory brick and other castable products and recoveries of $7 million of a previously charged-off loan to an audio visual service provider.  In 2015, the Company recovered $10 million relating to a relationship with a motor vehicle-related parts wholesaler. Commercial loans and leases in nonaccrual status were $261 million at December 31, 2016, $242 million at December 31, 2015 and $177 million at December 31, 2014. The December 31, 2016 balances for the largest individual commercial loans placed in nonaccrual status during 2016 were $41 million with a provider of building facility services and other specialty services to clients located throughout the United States and $26 million with the manufacturer of refractory brick and other castable products noted above. The balances for the largest individual commercial loans placed in nonaccrual status during 2015 were $22 million with the commercial maintenance service provider noted above and $15 million with a multi-regional automobile rental agency.

Net recoveries of previously charged-off commercial real estate loans during 2016 were $2 million, compared with net charge-offs of commercial real estate loans during 2015 and 2014 of $7 million and $3 million, respectively. Reflected in those amounts were net recoveries of $4 million in 2016 and $2 million in each of 2015 and 2014 of loans to residential real estate builders and developers. Commercial real estate loans classified as nonaccrual aggregated $211 million at December 31, 2016, compared with $224 million at December 31, 2015 and $239 million at December 31, 2014. The decrease in such nonaccrual loans since December 31, 2014 was due, in part, to improving economic conditions. Nonaccrual commercial real estate loans included construction-related loans of $35 million, $45 million and $97 million at the end of 2016, 2015 and 2014, respectively. Those nonaccrual construction loans included loans to residential builders and developers of $17 million at December 31, 2016, $28 million at December 31, 2015 and $72 million at December 31, 2014. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the year ended December 31, 2016 is presented in table 13.

Table 13

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Year Ended
	December 31, 2016			December 31, 2016
		Nonaccrual		Net Charge-offs (Recoveries)
	Outstanding Balances(b)	Balances	Percent of Outstanding Balances	Balances	Percent of Average Outstanding Balances
	(Dollars in thousands)

New York	$691,558	$1,557	.23%	$640	.09%
Pennsylvania	141,675	13,456	9.50	(256)	(.19)
Mid-Atlantic(a)	465,340	2,139	.46	(3,956)	(.86)
Other	636,973	1,197	.19	—	—
Total	$1,935,546	$18,349	.95%	$(3,572)	(.19)%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes approximately $13 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Residential real estate loan net charge-offs totaled $18 million in 2016, $9 million in 2015 and $13 million in 2014. Residential real estate loans in nonaccrual status at December 31, 2016 were $336 million, compared with $215 million and $258 million at December 31, 2015 and 2014, respectively. The increase in residential real estate loans classified as nonaccrual in 2016 as compared with 2015 reflects the normal migration of previously performing loans obtained in the acquisition of Hudson City that subsequently became more than 90 days delinquent in 2016.  Such nonaccrual residential real estate loans aggregated $190 million at December 31, 2016. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making loan payments at the time and the loans were not recorded at a discount. Following the acquisition accounting provisions of GAAP, Hudson City-related nonaccrual residential real estate loans were not significant at December 31, 2015. The decline in residential real estate loans classified as nonaccrual in 2015 as compared to 2014 reflected improved repayment performance by customers. Net charge-offs of limited documentation first mortgage loans aggregated $4 million in 2016, $1 million in 2015 and $4 million in 2014. Nonaccrual limited documentation first mortgage loans were $107 million at December 31, 2016 (including $70 million obtained in the acquisition of Hudson City), compared with $62 million and $78 million at December 31, 2015 and 2014, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) totaled $281 million (including $49 million obtained in the acquisition of Hudson City) at December 31, 2016, $284 million (including $44 million obtained in the acquisition of Hudson City) at December 31, 2015 and $216 million at December 31, 2014. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2016 is presented in table 14.

Table 14

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended
	December 31, 2016			December 31, 2016
		Nonaccrual		Net Charge-offs (Recoveries)
					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$6,217,663	$68,044	1.09%	$4,027	.06%
Pennsylvania	1,607,986	16,454	1.02	1,999	.11
Maryland	1,255,781	17,573	1.40	2,069	.16
New Jersey	5,148,844	50,376	.98	3,008	.05
Other Mid-Atlantic(a)	1,070,176	14,227	1.33	652	.06
Other	3,695,680	61,687	1.67	2,108	.05
Total	$18,996,130	$228,361	1.20%	$13,863	.07%
Residential construction loans:
New York	$6,041	$13	.22%	$4	.06%
Pennsylvania	1,809	376	20.79	33	.96
Maryland	1,981	—	—	—	—
New Jersey	1,363	—	—	—	—
Other Mid-Atlantic(a)	3,226	120	3.70	—	—
Other	6,921	372	5.38	12	.14
Total	$21,341	$881	4.13%	$49	.18%
Limited documentation first mortgages:
New York	$1,519,579	$36,048	2.37%	$1,426	.09%
Pennsylvania	76,104	7,656	10.06	120	.14
Maryland	45,010	2,942	6.54	125	.26
New Jersey	1,387,841	31,938	2.30	293	.02
Other Mid-Atlantic(a)	39,131	2,567	6.56	(221)	(.52)
Other	505,776	25,422	5.03	2,358	.42
Total	$3,573,441	$106,573	2.98%	$4,101	.10%
First lien home equity loans and lines of credit:
New York	$1,290,237	$16,060	1.24%	$2,109	.16%
Pennsylvania	828,004	9,714	1.17	1,263	.15
Maryland	682,629	6,776	.99	429	.06
New Jersey	45,460	573	1.26	—	—
Other Mid-Atlantic(a)	208,765	1,653	.79	5	.01
Other	20,808	1,401	6.73	1	.01
Total	$3,075,903	$36,177	1.18%	$3,807	.12%
Junior lien home equity loans and lines of credit:
New York	$909,908	$25,022	2.75%	$5,399	.57%
Pennsylvania	364,548	4,769	1.31	2,302	.60
Maryland	797,779	9,435	1.18	4,146	.48
New Jersey	128,782	1,242	.96	718	.58
Other Mid-Atlantic(a)	314,046	3,054	.97	222	.07
Other	41,864	1,791	4.28	574	1.37
Total	$2,556,927	$45,313	1.77%	$13,361	.50%
Limited documentation junior lien:
New York	$826	$—	—%	$1	.15%
Pennsylvania	334	—	—	—	—
Maryland	1,388	—	—	62	3.96
New Jersey	385	—	—	(1)	(.32)
Other Mid-Atlantic(a)	651	—	—	—	—
Other	4,735	325	6.86	85	1.70
Total	$8,319	$325	3.91%	$147	1.66%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Net charge-offs of consumer loans during 2016 aggregated $112 million, compared with $87 million in 2015 and $68 million in 2014. During 2016, the Company accelerated the charge off of consumer loans associated with customers who were either deceased or had filed for bankruptcy that, in accordance with GAAP, had previously been considered when determining the level of the allowance for credit losses and were charged-off following the Company’s normal charge-off procedures to the extent the loans subsequently became delinquent. Charge-offs of such loans totaled $32 million in 2016 and included $22 million of loan balances with a current payment status at the time of charge-off. The increase from 2014 to 2015 reflected a $20 million charge-off of a single personal usage loan obtained in a previous acquisition. Included in net charge-offs of consumer loans were: automobile loans of $32 million in 2016, $12 million in 2015 and $14 million in 2014; recreational vehicle loans of $24 million, $12 million and $13 million during 2016, 2015 and 2014, respectively; and home equity loans and lines of credit secured by one-to-four family residential properties of $17 million in 2016, $15 million in 2015 and $19 million in 2014. Nonaccrual consumer loans were $112 million at December 31, 2016, compared with $118 million and $125 million at December 31, 2015 and 2014, respectively. Included in nonaccrual consumer loans at the 2016, 2015 and 2014 year-ends were: automobile loans of $19 million, $17 million and $18 million, respectively; recreational vehicle loans of $7 million, $9 million and $11 million, respectively; and outstanding balances of home equity loans and lines of credit of $82 million, $84 million and $89 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2016 is presented in table 14.

Information about past due and nonaccrual loans as of December 31, 2016 and 2015 is also included in note 4 of Notes to Financial Statements.

Real estate and other foreclosed assets totaled $139 million at December 31, 2016, compared with $195 million at December 31, 2015 and $64 million at December 31, 2014. The higher levels of real estate and other foreclosed assets in 2016 and 2015 as compared with 2014 reflect residential real estate properties associated with the Hudson City acquisition, which aggregated $84 million and $126 million at December 31, 2016 and 2015, respectively. Gains or losses resulting from sales of real estate and other foreclosed assets were not material in 2016, 2015 or 2014. At December 31, 2016, the Company’s holding of residential real estate-related properties comprised approximately 93% of foreclosed assets.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2016 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the volatile nature of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 55% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans totaled $2.4 billion at December 31, 2016 and $2.1 billion at December 31, 2015. Largely reflecting loans to manufacturers and vehicle dealers, increases in criticized loan balances since December 31, 2015 included approximately $66 million of commercial real estate loans and $231 million of commercial loans. Approximately 98% of loan balances added to the criticized category during 2016 were less than 90 days past due and 97% had a current payment status. Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most of these loans.

Loan officers in different geographic locations with the support of the Company’s credit department personnel are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed. On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings.  At December 31, 2016, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 70% (or approximately 32% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At December 31, 2016, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $12 million, compared with $22 million at December 31, 2015. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off, if the Company does not know the amount of the remaining first lien mortgage loan (typically because the Company does not own or service the first lien loan), the Company assumes that the first lien mortgage loan has had no principal amortization since the origination of the junior lien loan. Similarly, data used in estimating incurred losses for purposes of determining the allowance for credit losses also assumes no reductions in outstanding principal of first lien loans since the origination of the junior lien loan. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2016, approximately 84% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 19% were making contractually allowed payments that do not include any repayment of principal.

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

The inherent base level loss components of the Company’s allowance for credit losses are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. As previously described, loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s credit department to ensure consistency and strict adherence to the prescribed standards. Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. In determining the allowance for credit losses, management also gives consideration to such factors as customer, industry and geographic concentrations, as well as national and local economic conditions, including: (i) the comparatively poorer economic conditions and unfavorable business climate in many market regions served by the Company, including upstate New York and central Pennsylvania, that result in such regions generally experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentrations of commercial real estate loans secured by properties in the New York City area and other areas of New York State; and (iii) risk associated with the Company’s portfolio of consumer loans, in particular automobile loans, which generally have higher rates of loss than other types of collateralized loans.

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

In evaluating collateral, the Company relies on internally and externally prepared valuations. Residential real estate valuations are usually based on sales of comparable properties in the respective location. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans and, as a result, in changes to assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality. Accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. The Federal Reserve stated in December 2016 that the U.S. economic recovery had continued and activity is expected to expand at a moderate pace, with further improvement in labor market conditions. Economic indicators in the most significant market regions served by the Company also showed improvement in 2016. For example, in 2016, average private sector employment in areas served by the Company was 1.7% above year-ago levels, but trailed the 2.0% U.S. average growth rate. Private sector employment increased 0.4% in upstate New York, 1.0% in areas of Pennsylvania served by the Company, 1.7% in New Jersey, 2.1% in Maryland, 2.6% in Greater Washington D.C. and 3.0% in the State of Delaware. In New York City, private sector employment increased by 2.4% in 2016. Nevertheless, the U.S. economy remains susceptible to slow global economic growth, a strong U.S. dollar and its impact on trade, and international market turbulence.

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

A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 15. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of delinquencies and nonaccrual loans. As described in note 5 of Notes to Financial Statements, loans considered impaired aggregated $761 million and $781 million at December 31, 2016 and December 31, 2015, respectively. The allocated portion of the allowance for credit losses related to impaired loans totaled $83 million at December 31, 2016 and $90 million at December 31, 2015. The unallocated portion of the allowance for credit losses was equal to .09% of gross loans outstanding at each of December 31, 2016 and 2015. Considering the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 15

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2016	2015	2014	2013	2012
	(Dollars in thousands)

Commercial, financial, leasing, etc.	$330,833	$300,404	$288,038	$273,383	$246,759
Real estate	423,846	399,069	369,837	403,634	425,908
Consumer	156,288	178,320	186,033	164,644	179,418
Unallocated	78,030	78,199	75,654	75,015	73,775
Total	$988,997	$955,992	$919,562	$916,676	$925,860
As a Percentage of Gross Loans and Leases Outstanding

Commercial, financial, leasing, etc.	1.45%	1.46%	1.47%	1.45%	1.37%
Real estate	.75	.72	1.02	1.15	1.14
Consumer	1.29	1.54	1.70	1.60	1.55

Management believes that the allowance for credit losses at December 31, 2016 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $989 million or 1.09% of total loans and leases at December 31, 2016, compared with $956 million or 1.09% at December 31, 2015 and $920 million or 1.38% at December 31, 2014. The ratio of the allowance to total loans and leases at each respective year-end reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio. The decline in the ratio of the allowance to total loans and leases at December 31, 2016 and December 31, 2015 as compared with December 31, 2014 reflects the impact of loans (predominantly residential real estate loans) obtained in the acquisition of Hudson City. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans at the end of 2016, 2015 and 2014 was 107%, 120% and 115%, respectively. Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

In establishing the allowance for credit losses, management follows the methodology described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is extremely subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

•	For consumer loans and leases considered smaller balance homogenous loans and evaluated collectively, a 50 basis point increase in loss factors;
•	For residential real estate loans and home equity loans and lines of credit, also considered small balance homogenous loans and evaluated collectively, a 15% increase in estimated inherent losses; and
•	For commercial loans and commercial real estate loans, a migration of loans to lower-ranked risk grades resulting in a 30% increase in the balance of classified credits in each risk grade.
•	For possible improvement in credit quality factors, the scenarios assumed were:
•	For consumer loans and leases, a 20 basis point decrease in loss factors;
•	For residential real estate loans and home equity loans and lines of credit, a 10% decrease in estimated inherent losses; and
•	For commercial loans and commercial real estate loans, a migration of loans to higher-ranked risk grades resulting in a 5% decrease in the balance of classified credits in each risk grade.

The scenario analyses resulted in an additional $83 million that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $27 million reduction could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.

The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2016, however residential real estate loans comprised approximately 25% of the loan portfolio. Outstanding loans to foreign borrowers aggregated $292 million at December 31, 2016, or .3% of total loans and leases.

Other Income

Other income totaled $1.83 billion in each of 2016 and 2015, compared with $1.78 billion in 2014. The impact of gains recognized on sales of collateralized debt obligations and from higher trading account and foreign exchange gains in 2016 were offset by the impact of a $45 million gain recognized in 2015 on the sale of the Company’s trade processing business within the retirement services division. The Hudson City transaction did not have a significant impact on other income in 2015 or 2016. The increase in other income from 2014 to 2015 included higher commercial mortgage banking revenues and the aforementioned gain from the sale of the trade processing business that was largely offset by lower trust income associated with that divested business.

Mortgage banking revenues aggregated $374 million in 2016, $376 million in 2015 and $363 million in 2014. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $255 million in 2016, $281 million in 2015 and $287 million in 2014. The decline in residential mortgage banking revenues from 2014 to 2015 and from 2015 to 2016 predominantly reflects a decrease in revenues associated with servicing residential real estate loans for others.

New commitments to originate residential real estate loans to be sold declined 11% to approximately $3.1 billion in 2016, from $3.5 billion in 2015. Such commitments aggregated $3.2 billion in 2014. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to a gain of $71 million in 2016, compared with gains of $74 million in 2015 and $75 million in 2014.

The Company is contractually obligated to repurchase previously sold loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues for losses related to its obligations to loan purchasers. The amount of those charges varies based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Residential mortgage banking revenues during 2016 and 2014 were each reduced by approximately $4 million, compared with $5 million in 2015, related to the actual or anticipated settlement of repurchase obligations.

Loans held for sale that were secured by residential real estate aggregated $414 million and $353 million at December 31, 2016 and 2015, respectively. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $777 million and $479 million, respectively, at December 31, 2016, $687 million and $489 million, respectively, at December 31, 2015 and $717 million and $432 million, respectively, at December 31, 2014. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans and commitments to originate loans for sale were $15 million at December 31, 2016, $16 million at December 31, 2015 and $19 million at December 31, 2014. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenue of $3 million and $1 million in 2015 and 2014, respectively. The aggregate impact of changes in net unrealized gains was less than $1 million in 2016.

Revenues from servicing residential real estate loans for others were $183 million in 2016, $206 million in 2015 and $212 million in 2014. Residential real estate loans serviced for others aggregated

$53.2 billion at December 31, 2016, $61.7 billion a year earlier and $67.2 billion at December 31, 2014 and included certain small-balance commercial real estate loans. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $30.4 billion, $37.8 billion and $42.1 billion at December 31, 2016, 2015 and 2014, respectively. Revenues earned for sub-servicing loans totaled $98 million in 2016, compared with $116 million in each of 2015 and 2014. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”). Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements. Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage servicing assets totaled $117 million at December 31, 2016, compared with $118 million and $111 million at December 31, 2015 and 2014, respectively. Additional information about the Company’s capitalized residential mortgage servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $119 million in 2016, $95 million in 2015 and $76 million in 2014. Included in such amounts were revenues from loan origination and sales activities of $76 million in 2016, $53 million in 2015 and $41 million in 2014. The rise in such revenues from 2015 to 2016 was due to higher origination volumes. Commercial real estate loans originated for sale to other investors totaled approximately $2.9 billion in 2016, compared with $2.0 billion in 2015 and $1.5 billion in 2014. Loan servicing revenues aggregated $43 million in 2016, $42 million in 2015 and $35 million in 2014. Capitalized commercial mortgage servicing assets were $104 million at December 31, 2016, $84 million at December 31, 2015 and $73 million at December 31, 2014. Commercial real estate loans serviced for other investors totaled $11.8 billion at December 31, 2016, $11.0 billion at December 31, 2015 and $11.3 billion at December 31, 2014, and included $2.8 billion, $2.5 billion and $2.4 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale aggregated $713 million and $70 million, respectively, at December 31, 2016, $96 million and $58 million, respectively, at December 31, 2015 and $520 million and $212 million, respectively, at December 31, 2014. Commercial real estate loans held for sale were $643 million, $39 million and $308 million at December 31, 2016, 2015 and 2014, respectively. The higher balances at December 31, 2016 and 2014 reflect loans originated later in the year that had not yet been delivered to investors.

Service charges on deposit accounts totaled $419 million in 2016, compared with $421 million in 2015 and $428 million in 2014. The lower levels of fees since 2014 resulted from declines in consumer service charges, particularly overdraft fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income totaled to $472 million in 2016, compared with $471 million in 2015 and $508 million in 2014. Revenues associated with the ICS business were approximately $230 million in 2016, $220 million in 2015 and $244 million in 2014. The increase in ICS revenue in 2016 when compared to the prior year was the result of stronger sales activities and higher fees earned from money-market funds, partially offset by lower retirement services revenues. The decline in ICS revenue in 2016 and 2015 as compared with 2014 reflects the April 2015 divestiture of the trade processing business within the retirement services division. Revenues related to that business reflected in trust income (in the ICS business) during 2015 and 2014 were approximately $9 million and $34 million, respectively. After considering related expenses, including the portion of those revenues paid to sub-advisors, net income attributable to the sold business during those years was not material to the consolidated results of operations of the Company. The sale resulted in an after-tax gain in 2015 of $23 million ($45 million pre-tax) that was recorded in “other revenues from operations” in the consolidated statement of income. Revenues attributable to WAS totaled approximately $212 million, $218 million and $224 million in 2016, 2015 and 2014, respectively. Total trust assets, which include assets under management and assets under administration, were $210.6 billion at December 31, 2016, compared with $199.2 billion at December 31, 2015. Trust assets under management aggregated $70.7 billion and $66.7 billion at December 31, 2016 and 2015, respectively. Additional trust income from investment management activities were $30 million, $33 million and $40 million in 2016, 2015 and 2014, respectively. That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager. Assets managed by that affiliated manager totaled $7.3 billion and $7.1 billion at December 31, 2016 and December 31, 2015, respectively. The Company’s trust income from that affiliate was not material during 2016 or 2015. The Company’s proprietary mutual funds held assets of $10.9 billion and $12.2 billion at December 31, 2016 and 2015, respectively.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $63 million in 2016, $65 million in 2015 and $67 million in 2014. Trading account and foreign exchange activity resulted in gains of $41 million in 2016, $31 million in 2015 and $30 million in 2014. The higher level of such gains in 2016 as compared with 2015 resulted largely from higher activity related to interest rate swap transactions executed on behalf of commercial customers and higher gains associated with foreign exchange activities. As compared with 2014, higher activity in 2015 related to interest rate swap transactions executed on behalf of commercial customers was largely offset by decreased market values of trading account assets held in connection with deferred compensation arrangements and lower gains associated with foreign exchange activities. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

The Company realized net gains from sales of investment securities of $30 million in 2016. There were no significant gains or losses on investment securities in 2015 or 2014. During 2016, the Company sold all of its collateralized debt obligations that had been held in the available-for-sale investment securities portfolio and that had been obtained through the acquisition of other banks. In total, securities with an amortized cost of $28 million were sold. Divestiture of the majority of those securities would have been required prior to July 21, 2017 in accordance with the provisions of the Volcker Rule. There were no other-than-temporary impairment losses in 2016, 2015 or 2014. Each reporting period the Company reviews its investment securities for other-than-temporary impairment. For equity securities, the Company considers various factors to determine if the decline in value is other than temporary, including the duration and extent of the decline in value, the factors contributing to the decline in fair value, including the financial condition of the issuer as well as the conditions of the industry in which it operates, and the prospects for a recovery in fair value of the equity security. For debt securities, the Company analyzes the creditworthiness of the issuer or reviews the credit performance of the underlying collateral supporting the bond. For debt securities backed by pools of loans, such as privately issued mortgage-backed securities, the Company estimates the cash flows of the underlying loan collateral using forward-looking assumptions for default rates, loss severities and prepayment speeds. Estimated collateral cash flows are then utilized to estimate bond-specific cash flows to determine the ultimate collectibility of the bond. If the present value of the cash flows indicates that the Company should not expect to recover the entire amortized cost basis of a bond or if the Company intends to sell the bond or it more likely than not will be required to sell the bond before recovery of its amortized cost basis, an other-than-temporary impairment loss is recognized. If an other-than-temporary impairment loss is deemed to have occurred, the investment security’s cost basis is adjusted, as appropriate for the circumstances. Additional information about other-than-temporary impairment considerations is included herein under the heading “Capital.”

Other revenues from operations aggregated $426 million in 2016, compared with $463 million in 2015 and $383 million in 2014. The decline in other revenues from operations in 2016 as compared to 2015 was largely due to the $45 million gain from the sale of the trade processing business in 2015 and lower letter of credit and credit-related fees (largely loan syndication fees), partially offset by higher merchant discount and credit card fees. The increase in 2015 as compared with 2014 reflected that $45 million gain from the sale of the trade processing business, $15 million of gains from the sale of equipment previously leased to commercial customers and higher loan syndication fees.

Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $120 million, $134 million and $129 million in 2016, 2015 and 2014, respectively. The decrease from 2015 to 2016 was largely due to a decline in loan syndication fees. Revenues from merchant discount and credit card fees were $111 million in 2016, $105 million in 2015 and $96 million in 2014. The continued trend of higher revenues since 2014 was largely attributable to increased transaction volumes related to merchant activity and usage of the Company’s credit card products. Tax-exempt income earned from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $54 million in 2016, compared with $53 million in 2015 and $50 million in 2014. Insurance-related sales commissions and other revenues totaled $43 million in 2016, compared with $38 million in 2015 and $42 million in 2014. Automated teller machine usage fees aggregated $14 million in each of 2016 and 2015 and $15 million in 2014. Gains from sales of equipment previously leased to commercial customers were $8 million in 2016, $17 million in 2015 and $2 million in 2014.

M&T’s share of the operating losses of BLG recognized using the equity method of accounting was $11 million in 2016, compared with $14 million and $17 million in 2015 and 2014, respectively. Those amounts are reflected in “other revenues from operations.” The operating losses of BLG in the respective years reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. However, as a result of past securitization activities, BLG is entitled to cash flows from mortgage assets that it owns or that are owned by its affiliates and is also entitled to receive distributions from affiliates that provide asset management and other services. Accordingly, the Company believes that BLG is capable of realizing positive cash flows that could be available for distribution to its owners, including M&T, despite a lack of positive GAAP-earnings from its core mortgage activities. Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements.

Other Expense

Other expense aggregated $3.05 billion in 2016, compared to $2.82 billion in 2015 and $2.69 billion in 2014. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $43 million, $26 million and $34 million in 2016, 2015 and 2014, respectively, and merger-related expenses of $36 million and $76 million in 2016 and 2015, respectively. There were no merger-related expenses during 2014. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $2.97 billion in 2016, $2.72 billion in 2015 and $2.66 billion in 2014. The most significant factors contributing to the increase from 2015 to 2016 were costs associated with the operations obtained in the Hudson City acquisition, higher salaries and employee benefits expenses and increased FDIC assessments. The rise in such expenses in 2015 as compared with 2014 was largely attributable to costs associated with the operations obtained in the Hudson City acquisition, higher costs for salaries and employee benefits and increased contributions to The M&T Charitable Foundation, partially offset by lower professional services costs.

In 2016, salaries and employee benefits expense aggregated $1.62 billion, compared with $1.55 billion and $1.40 billion in 2015 and 2014, respectively. The higher level of expenses in 2016 reflects the full-year impact of the additional employees formerly associated with Hudson City as well as annual merit increases and incentive compensation costs. There were $51 million of merger-related expenses included in salaries and employee benefits expense in 2015 predominantly related to severance for former Hudson City employees. Excluding that $51 million, the higher expense level in 2015 as compared with 2014 was largely attributable to the impact of annual merit increases, higher pension and incentive compensation costs, and the impact of the additional employees formerly associated with Hudson City. Stock-based compensation totaled $65 million in each of 2016 and 2014 and $67 million in 2015. Reflecting employees associated with the operations obtained from Hudson City, the number of full-time equivalent employees were 16,593 and 16,979 at December 31, 2016 and 2015, respectively, compared with 15,312 at December 31, 2014.

The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $94 million in 2016, $100 million in 2015 and $63 million in 2014. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $52 million in 2016, $63 million in 2015 and $28 million in 2014. Included in those amounts are $25 million in 2016, $23 million in 2015 and $22 million in 2014 for a defined contribution pension plan that the Company began on January 1, 2006. The decrease in pension and other postretirement benefits expense in 2016 as compared to 2015 reflects a $15 million decrease in amortization of actuarial losses accumulated in the defined benefit pension plans.  The increase in pension and other postretirement benefits expense in 2015 as compared with 2014 was largely reflective of a $31 million increase in such amortization. No contributions were required or made to the qualified defined benefit pension plan in 2016, 2015, or 2014. The determination of pension expense and the recognition of net pension assets and liabilities for defined benefit pension plans requires management to make various assumptions that can significantly impact the actuarial calculations related thereto. Those assumptions include the expected long-term rate of return on plan assets, the rate of increase in future compensation levels and the discount rate. Changes in any of those assumptions will impact the Company’s pension expense. The expected long-term rate of return assumption is determined by taking into consideration asset allocations, historical returns on the types of assets held and current economic factors. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end. Other factors used to estimate the projected benefit obligations include actuarial assumptions for turnover rate, retirement age and disability rate. Those other factors do not tend to change significantly over time. The Company reviews its pension plan assumptions annually to ensure that such assumptions are reasonable and adjusts those assumptions, as necessary, to reflect changes in future expectations. The Company utilizes actuaries and others to aid in that assessment.

The Company’s 2016 pension expense for its defined benefit plans was determined using the following assumptions: a long-term rate of return on assets of 6.50%; a rate of future compensation increase of 4.37%; and a discount rate of 4.25%. To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $4 million; the rate of increase in compensation would have resulted in an increase in pension expense of $500,000; and the discount rate would have resulted in a decrease in pension expense of $6 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and has the effect of reducing expense volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments, in addition to various gains and losses resulting from changes in assumptions and investment returns which are different from that which was assumed. As of December 31, 2016, the Company had cumulative unrecognized actuarial losses of approximately $461 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of those net unrealized losses had the effect of increasing the Company’s pension expense by approximately $30 million in 2016, $45 million in 2015 and $14 million in 2014. The decrease in the cumulative unrecognized actuarial losses from $494 million at December 31, 2015 reflects the aforementioned amortization of unrealized losses in 2016.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit cost, are to be recognized as a component of other comprehensive income. As of December 31, 2016, the combined benefit obligations of the Company’s defined benefit postretirement plans exceeded the fair value of the assets of such plans by approximately $475 million. Of that amount, $270 million was related to non-qualified pension and other postretirement benefit plans that are generally not funded until benefits are paid. In the Company’s qualified defined benefit pension plan, the projected benefit obligation exceeded the fair value of assets by approximately $205 million as of December 31, 2016 and $218 million as of December 31, 2015. Higher asset balances at December 31, 2016 contributed to that change in funded status. The Company was required to have a net pension and postretirement benefit liability for the pension and other postretirement benefit plans that was equal to $475 million at December 31, 2016. Accordingly, as of December 31, 2016 the Company recorded an additional postretirement benefit adjustment of $450 million. After applicable tax effect, that adjustment reduced accumulated other comprehensive income (and thereby shareholders’ equity) by $273 million. The result of this was a year-over-year decrease of $40 million to the additional minimum postretirement benefit liability from $490 million recorded at December 31, 2015. After applicable tax effect, the $40 million decrease in the additional required liability adjustment increased other comprehensive income in 2016 by $24 million from the prior year-end amount of $297 million. In determining the benefit obligation for defined benefit postretirement plans the Company used a discount rate of 4.00% at December 31, 2016 and 4.25% at December 31, 2015. A 25 basis point decrease in the assumed discount rate as of December 31, 2016 to 3.75% would have resulted in increases in the combined benefit obligations of all defined benefit postretirement plans (including pension and other plans) of $76 million (pre-tax impact). A 25 basis point increase in the assumed discount rate to 4.25% would have decreased the combined benefit obligations of all defined benefit postretirement plans by $72 million (pre-tax impact). Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.

The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $37 million in 2016, $34 million in 2015 and $32 million in 2014.

Expenses associated with the defined benefit and defined contribution pension plans and the RSP aggregated $89 million in 2016, $97 million in 2015 and $60 million in 2014. Expenses associated with providing medical and other postretirement benefits were $5 million in 2016, $3 million in 2015 and $2 million 2014.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses were $1.35 billion in 2016, compared with $1.22 billion in 2015 and $1.25 billion in 2014. The increase in nonpersonnel operating expenses in 2016 as compared with 2015 was largely due to costs associated with the operations obtained in the Hudson City acquisition and higher expenses for FDIC assessments, advertising and marketing, partially offset by lower charitable contributions. The decrease in nonpersonnel operating expenses in 2015 from 2014 was predominantly attributable to lower expenses for professional services and litigation-related costs, offset, in part, by higher charitable contributions of $28 million. Professional services costs related to BSA/AML activities, compliance, capital planning and stress testing, risk management and other operational initiatives were elevated throughout 2014. Litigation-related charges in 2014 were associated with pre-acquisition activities of M&T’s Wilmington Trust entities.

Income Taxes

The provision for income taxes was $743 million in 2016, $595 million in 2015 and $576 million in 2014. The effective tax rates were 36.1% in 2016, 35.5% in 2015 and 35.1% in 2014. The increase in the effective rate in 2016 from 2015 reflects the impact of generally recurring tax credits and other tax-exempt income being a smaller percentage of 2016’s higher income before income taxes. Income tax expense in 2015 reflected two largely offsetting items. The Company attributed $11 million of non-deductible goodwill to the basis of the trade processing business sold in April 2015, which reduced the recorded gain, but did not result in an income tax benefit. During the fourth quarter of 2015, the provision for income taxes was reduced by $5 million to reflect technology research credits related to 2011 through 2014 that were accepted by the Internal Revenue Service in December 2015. During the second quarter of 2014, the Company resolved with tax authorities previously uncertain tax positions associated with pre-acquisition activities of M&T’s Wilmington Trust entities, resulting in a reduction of the provision for income taxes of $8 million. Excluding that reduction of income tax expense, the effective tax rate for 2014 would have been 35.6%. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

International Activities

Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $292 million and $265 million of loans to foreign borrowers at December 31, 2016 and 2015, respectively. Deposits in the Company’s office in the Cayman Islands aggregated $202 million at December 31, 2016 and $170 million at December 31, 2015. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. Loans and deposits at M&T Bank’s commercial banking office in Ontario, Canada as of December 31, 2016 totaled $133 million and $50  million, respectively, compared with $95 million and $35 million, respectively, at December 31, 2015. The Company also offers trust-related services in Europe. Revenues from providing such services during 2016, 2015 and 2014 were approximately $25 million, $26 million and $31 million, respectively.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 83% of the Company’s earning assets at each of December 31, 2016 and 2014, compared with 81% at December 31, 2015.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered deposits, Cayman Islands office deposits and longer-term borrowings. At December 31, 2016, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $22.5 billion. Outstanding borrowings under FHLB credit facilities totaled $1.2 billion and $3.1 billion at December 31, 2016 and 2015, respectively. Such borrowings were secured by loans and investment securities. As a result of the Hudson City acquisition, the Company assumed $2.0 billion of short-term borrowings from the FHLB of New York. Such borrowings had fixed rates of interest and matured on various dates in 2016. M&T Bank had an available line of credit with the Federal Reserve Bank of New York that totaled approximately $11.2 billion at December 31, 2016. The amount of that line is dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such line of credit at December 31, 2016 or December 31, 2015. M&T Bank has a Bank Note Program whereby M&T

Bank may offer unsecured senior and subordinated notes. Only unsecured senior notes have been issued under that program. Those outstanding notes totaled $5.2 billion at December 31, 2016 and $5.5 billion at December 31, 2015. The proceeds of the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high-quality liquid assets that meet the requirements of the LCR.

From time to time, the Company has issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. However, pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities have been phased-out of the definition of Tier 1 capital. Effective January 1, 2015, 75% of such securities were excluded from the Company’s Tier 1 capital, and beginning January 1, 2016 all were excluded. The amounts excluded from Tier 1 capital are still includable in total capital. In accordance with its 2015 capital plan, in April 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings totaled $112 million and $99 million at December 31, 2016 and 2015, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $202 million and $170 million at December 31, 2016 and 2015, respectively. The Company has also benefited from the placement of brokered deposits. The Company has brokered savings and interest-bearing checking deposit accounts which aggregated $1.2 billion at each of December 31, 2016 and 2015. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account totaled $30 million at December 31, 2016 (all of which were remarketed in January 2017) and less than $1 million at December 31, 2015. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.3 billion and $1.7 billion at December 31, 2016 and 2015, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 17

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2016	Demand	2017	2018 - 2021	After 2021
	(In thousands)

Commercial, financial, etc.	$6,971,475	$3,616,703	$9,427,225	$1,092,732
Real estate — construction	41,223	3,324,793	4,225,443	439,580
Total	$7,012,698	$6,941,496	$13,652,668	$1,532,312

Floating or adjustable interest rates			$12,015,298	$1,004,290
Fixed or predetermined interest rates			1,637,370	528,022
Total			$13,652,668	$1,532,312

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business that require future cash payments. The contractual amounts and timing of those payments as of December 31, 2016 are summarized in table 18. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 18 summarizes the Company’s other commitments as of December 31, 2016 and the timing of the expiration of such commitments.

Table 18

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2016	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$6,682,736	$2,226,615	$1,215,706	$6,789	$10,131,846
Deposits at Cayman Islands office	201,927	—	—	—	201,927
Federal funds purchased and agreements to repurchase securities	163,442	—	—	—	163,442
Long-term borrowings	3,442,484	3,013,860	1,770,083	1,267,408	9,493,835
Operating leases	99,847	169,262	102,724	94,825	466,658
Other	91,304	57,401	17,472	40,432	206,609
Total	$10,681,740	$5,467,138	$3,105,985	$1,409,454	$20,664,317
Other commitments
Commitments to extend credit	$9,431,954	$6,831,786	$4,506,591	$4,261,231	$25,031,562
Standby letters of credit	1,618,032	992,324	344,686	32,049	2,987,091
Commercial letters of credit	14,939	825	28,959	—	44,723
Financial guarantees and indemnification contracts	95,461	325,899	436,302	2,185,918	3,043,580
Commitments to sell real estate loans	1,444,354	44,883	—	—	1,489,237
Total	$12,604,740	$8,195,717	$5,316,538	$6,479,198	$32,596,193

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2016 approximately $627 million was available for payment of dividends to M&T from banking subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 9 of Notes to Financial Statements.

Table 19

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2016	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$155,828	$1,746,716	$—	$—	$1,902,544
Yield	1.16%	1.04%	—	—	1.05%
Obligations of states and political subdivisions
Carrying value	584	1,557	—	1,500	3,641
Yield	6.31%	7.62%	—	6.28%	6.85%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	598,628	2,533,948	3,564,284	4,258,001	10,954,861
Yield	2.31%	2.32%	2.32%	2.25%	2.29%
Privately issued
Carrying value	33	11	—	—	44
Yield	3.95%	4.43%	—	—	4.07%
Other debt securities
Carrying value	1,922	2,269	3,132	111,193	118,516
Yield	3.63%	4.56%	6.47%	2.45%	2.58%
Equity securities
Carrying value	—	—	—	—	352,466
Yield	—	—	—	—	.91%
Total investment securities available for sale
Carrying value	756,995	4,284,501	3,567,416	4,370,694	13,332,072
Yield	2.08%	1.80%	2.32%	2.26%	2.08%
Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	24,533	34,073	2,252	—	60,858
Yield	4.66%	5.54%	6.56%	—	5.23%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	127,293	360,496	479,018	1,266,366	2,233,173
Yield	2.68%	2.68%	2.68%	2.65%	2.66%
Privately issued
Carrying value	5,878	24,194	32,152	95,480	157,704
Yield	4.77%	4.77%	4.76%	4.67%	4.71%
Other debt securities
Carrying value	—	—	—	5,543	5,543
Yield	—	—	—	4.50%	4.50%
Total investment securities held to maturity
Carrying value	157,704	418,763	513,422	1,367,389	2,457,278
Yield	3.07%	3.03%	2.82%	2.80%	2.86%
Other investment securities	—	—	—	—	461,118
Total investment securities
Carrying value	$914,699	$4,703,264	$4,080,838	$5,738,083	$16,250,468
Yield	2.25%	1.91%	2.38%	2.39%	2.14%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.
(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 20

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS

WITH BALANCES OF $100,000 OR MORE

December 31,
2016
(In thousands)

Under 3 months	$968,051
3 to 6 months	668,465
6 to 12 months	907,618
Over 12 months	1,468,420
Total	$4,012,554

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2016, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

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

Table 21 displays as of December 31, 2016 and 2015 the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 21

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
	December 31
Changes in interest rates	2016	2015
	(In thousands)

+200 basis points	$227,283	$243,958
+100 basis points	147,400	145,169
-50 basis points	(98,945)	(99,603)

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

Table 22

CONTRACTUAL REPRICING DATA

December 31, 2016	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$52,329,463	$5,830,801	$17,166,648	$15,526,504	$90,853,416
Investment securities	855,044	934,350	4,811,227	9,649,847	16,250,468
Other earning assets	5,087,011	776	—	—	5,087,787
Total earning assets	58,271,518	6,765,927	21,977,875	25,176,351	112,191,671
Savings and interest-checking deposits	52,346,207	—	—	—	52,346,207
Time deposits	2,448,960	4,233,776	3,442,321	6,789	10,131,846
Deposits at Cayman Islands office	201,927	—	—	—	201,927
Total interest-bearing deposits	54,997,094	4,233,776	3,442,321	6,789	62,679,980
Short-term borrowings	163,442	—	—	—	163,442
Long-term borrowings	3,082,764	1,739,902	3,871,731	799,438	9,493,835
Total interest-bearing liabilities	58,243,300	5,973,678	7,314,052	806,227	72,337,257
Interest rate swap agreements	(900,000)	400,000	500,000	—	—
Periodic gap	$(871,782)	$1,192,249	$15,163,823	$24,370,124
Cumulative gap	(871,782)	320,467	15,484,290	39,854,414
Cumulative gap as a % of total earning assets	(0.8)%	0.3%	13.8%	35.5%

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $21.6 billion at December 31, 2016 and $18.4 billion at December 31, 2015. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $471 million and $1.6 billion at December 31, 2016 and 2015, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $324 million and $174 million, respectively, at December 31, 2016 and $274 million and $161 million, respectively, at December 31, 2015. Included in trading account assets at December 31, 2016 and 2015 were $22 million and $24 million, respectively, of assets related to deferred compensation plans. Changes in the fair value of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2016 and 2015 were $26 million and $28 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $24 million and $33 million at December 31, 2016 and 2015, respectively.

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

Capital

Shareholders’ equity was $16.5 billion at December 31, 2016 and represented 13.35% of total assets, compared with $16.2 billion or 13.17% at December 31, 2015 and $12.3 billion or 12.76% at December 31, 2014.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at December 31, 2016 and 2015.  On October 28, 2016, M&T issued 50,000 shares of Series F Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share.  Through October 31, 2026 holders of the Series F preferred stock are entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of 5.125%, payable semi-annually in arrears.  Subsequent to November 1, 2026 holders will be entitled to receive quarterly cash dividends at an annual rate of three-month London Interbank Offered Rate (“LIBOR”) plus 352 basis points.  The Series F preferred stock may be redeemed at M&T’s option, in whole or in part, on any dividend payment date on or after November 1, 2026 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event whereby the full liquidation value of the shares no longer qualifies as Tier 1 capital.  On December 15, 2016, M&T redeemed 50,000 shares of the

Series D Fixed Rate Non-cumulative Perpetual Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share, having received the approval of the Federal Reserve to redeem such shares after issuing the Series F preferred stock.  On February 11, 2014, M&T issued 350,000 shares of Series E Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $1,000 per share. Dividends, if and when declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 361 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Further information concerning M&T’s preferred stock can be found in note 10 of Notes to Financial Statements.

Common shareholders’ equity was $15.3 billion, or $97.64 per share, at December 31, 2016, compared with $14.9 billion, or $93.60 per share, at December 31, 2015 and $11.1 billion, or $83.88 per share, at December 31, 2014. In conjunction with the acquisition of Hudson City, M&T issued 25,953,950 common shares, which added $3.1 billion to common shareholders’ equity on November 1, 2015. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $67.85 at December 31, 2016, compared with $64.28 and $57.06 at December 31, 2015 and 2014, respectively. The Company’s ratio of tangible common equity to tangible assets was 8.92% at December 31, 2016, compared with 8.69% and 8.11% at December 31, 2015 and 2014, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2016, 2015 and 2014 are presented in table 2. During 2016, 2015 and 2014, the ratio of average total shareholders’ equity to average total assets was 13.21%, 13.00% and 13.13%, respectively. The ratio of average common shareholders’ equity to average total assets was 12.16%, 11.79% and 11.83% in 2016, 2015 and 2014, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $16 million, or $.10 per common share, at December 31, 2016, compared with net unrealized gains of $48 million, or $.30 per common share, at December 31, 2015 and $127 million, or $.96 per common share, at December 31, 2014. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses as of December 31, 2016 and 2015 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized losses at December 31, 2016 were pre-tax effect unrealized gains of $135 million on available-for-sale investment securities with an amortized cost of $4.5 billion and pre-tax effect unrealized losses of $141 million on securities with an amortized cost of $8.8 billion. The pre-tax effect unrealized losses reflect $17 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $102 million and an estimated fair value of $85 million (generally considered Level 2 valuations). Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 20 of Notes to Financial Statements.

As of December 31, 2016, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. During 2016, the Company sold all of its collateralized debt obligations held in the available-for-sale investment securities portfolio for a pre-tax gain of $30 million.  Those securities had been obtained through the acquisition of other banks.  Divestiture of the majority of the securities would have been required prior to July 21, 2017 in accordance with the Volcker Rule.  As of December 31, 2016, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements. For additional information concerning the Volcker Rule, refer to Part I, Item 1 of this Form 10-K under the heading “Volcker Rule.”

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at December 31, 2016 and 2015, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $158 million and $181 million, respectively, and a fair value of $121 million and $142 million, respectively. At December 31, 2016, 85% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 25% being independently rated as investment grade. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 16% at December 31, 2016, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. All mortgage-backed securities in the held-to-maturity portfolio had a current payment status as of December 31, 2016. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 30% and 79%, respectively. The Company has concluded that as of December 31, 2016, those privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $273 million, or $1.75 per common share, at December 31, 2016, $297 million, or $1.86 per common share, at December 31, 2015 and $306 million, or $2.31 per common share, at December 31, 2014. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.

On June 29, 2016, M&T announced that the Federal Reserve did not object to M&T’s revised 2016 Capital Plan.  That plan includes the repurchase of up to $1.15 billion of common shares during the four-quarter period starting on July 1, 2016 and an increase in the quarterly common stock dividend in the first quarter of 2017 of up to $.05 per share to $.75 per share.  M&T may also continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2015, consistent with the contractual terms of those instruments. Dividends are subject to declaration by M&T’s Board of Directors. Furthermore, on July 19, 2016, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.15 billion of shares of M&T’s common stock subject to all applicable regulatory limitations, including those set forth in M&T’s 2016 Capital Plan.  During 2016, in accordance with the 2016 and 2015 Capital Plans, M&T repurchased 5,607,595 common shares for $641 million. The remaining amount of authorized common share repurchases pursuant to the 2016 Capital Plan at December 31, 2016 totaled $763 million, of which $538 million should be repurchased in the first quarter of 2017 and $225 million in the second quarter. The Company did not repurchase any shares of its common stock in 2015 or 2014.

Cash dividends declared on M&T’s common stock totaled $442 million in 2016, compared with $375 million and $371 million in 2015 and 2014, respectively. Dividends per common share totaled $2.80 in each of 2016, 2015 and 2014. Dividends of $81 million in each of 2016 and 2015 and $76 million in 2014 were declared on preferred stock in accordance with the terms of each series. No dividends were declared in 2016 on the Series F preferred stock issued in October 2016.

M&T and its subsidiary banks are required to comply with applicable capital adequacy standards established by the federal banking agencies. Pursuant to those regulations, the minimum capital ratios are as follows:

•	4.5% Common Equity Tier 1 (“CET1”) to risk-weighted assets (each as defined in the capital regulations);
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets (each as defined in the capital regulations);
•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets (each as defined in the capital regulations); and
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”), as defined in the capital regulations.

In addition, capital regulations provide for the phase-in of a “capital conservation buffer” composed entirely of CET1 on top of these minimum risk-weighted asset ratios.  When fully phased-in on January 1, 2019 the capital conservation buffer will be 2.5%.  For 2016, the phase-in transition portion of that buffer was .625%. The regulatory capital amounts and ratios of M&T and its bank subsidiaries as of December 31, 2016 are presented in note 23 of Notes to Financial Statements. A detailed discussion of the regulatory capital rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

The Company is also subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes regular examinations by a number of federal regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of this Form 10-K.

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

Fourth Quarter Results

Net income during the fourth quarter of 2016 was $331 million, up 22% from $271 million in the year-earlier quarter.  The final 2015 quarter reflected the impact of merger-related expenses associated with the acquisition of Hudson City. There were no merger-related expenses in the fourth quarter of 2016. Diluted and basic earnings per common share were each $1.98 in the final quarter of 2016, compared with diluted and basic earnings per common share of $1.65 in the year-earlier quarter.  The annualized rates of return on average assets and average common shareholders’ equity for the fourth quarter of 2016 were 1.05% and 8.13%, respectively, compared with .93% and 7.22%, respectively, in the similar quarter of 2015.

Net operating income totaled $336 million in the fourth quarter of 2016, compared with $338 million in the year-earlier quarter. Diluted net operating earnings per common share were $2.01 and $2.09 in the fourth quarters of 2016 and 2015, respectively. The annualized net operating returns on average tangible assets and average tangible common equity in the final quarter of 2016 were 1.10% and 11.93%, respectively, compared with 1.21% and 13.26%, respectively, in the corresponding 2015 quarter. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2016 and 2015 are provided in table 24.

Net interest income on a taxable-equivalent basis aggregated $883 million in the last quarter of 2016, 9% above $813 million recorded in the year-earlier period. That improvement was attributable to a 10% increase in average earning assets, which grew to $114.3 billion in the recent quarter from $103.6 billion in the fourth quarter of 2015. The growth in earning assets was largely the result of higher average loans, which rose to $90.0 billion in the fourth quarter of 2016, up $8.9 billion, or 11%, from $81.1 billion in the year-earlier quarter. Partially offsetting the favorable impact of the asset growth was a four basis point narrowing of the net interest margin to 3.08% in the recent quarter from 3.12% in 2015’s fourth quarter. Average commercial loan and lease balances were $21.9 billion in the recent quarter, up $1.7 billion or 8% from $20.2 billion in the fourth quarter of 2015. Commercial real estate loans averaged $32.8 billion in the fourth quarter of 2016, up $3.8 billion or 13% from $29.0 billion in the year-earlier quarter. The growth in commercial loans and commercial real estate loans reflects higher loan demand by customers. Included in the commercial real estate loan portfolio were average balances of loans held for sale of $524 million in the final 2016 quarter, compared with $145 million in the year-earlier period. Average residential real estate loans outstanding increased $2.7 billion to $23.1 billion in the recent quarter from $20.4 billion in the fourth quarter of 2015, reflecting the full-quarter impact of loans acquired in the Hudson City acquisition, net of loan repayments during 2016. Included in the residential real estate loan portfolio were average balances of loans held for sale of $410 million in the recent quarter, compared with $368 million in the fourth quarter of 2015. Consumer loans averaged $12.1 billion in the recent quarter, up $576 million, or 5%, from $11.5 billion in the final 2015 quarter. That increase was primarily due to higher average balances of automobile and recreational vehicle loans. Total loans and leases at December 31, 2016 rose $1.2 billion to $90.9 billion from $89.6 billion at September 30, 2016. That growth was predominantly attributable to an increase in outstanding commercial real estate loans. The net interest spread narrowed in the fourth quarter of 2016 to 2.88%, down six basis points from 2.94% in the last quarter of 2015. The yield on earning assets in the final 2016 quarter was 3.45%, down three basis points from the year-earlier quarter. That decline reflects the impact of higher average balances of relatively low-yielding interest-bearing deposits held at the Federal Reserve Bank of New York and lower yields on investment securities. The rate paid on interest-bearing liabilities in the fourth quarter of 2016 was .57%, up three basis points from .54% in the similar 2015 quarter. That increase was largely due to higher rates paid on interest-bearing deposits, in part associated with time deposits obtained in the Hudson City acquisition. The contribution of net interest-free funds to the Company’s net interest margin was .20% in the recent quarter, compared with .18% in the fourth 2015 quarter. As a result, the Company’s net interest margin narrowed to 3.08% in the final quarter of 2016 from 3.12% in the corresponding period of 2015.

The provision for credit losses in the final quarter of 2016 was $62 million, compared with $58 million in the year-earlier period. A $21 million provision for credit losses was recorded in the fourth quarter of 2015, in accordance with GAAP, related to loans obtained in the acquisition of Hudson City that had a fair value in excess of outstanding principal. GAAP provides that an allowance for credit losses on such loans be recorded beyond the recognition of the fair value of the loans at the acquisition date. Net loan charge-offs were $49 million in the recent quarter, representing an annualized .22% of average loans and leases outstanding, compared with $36 million or .18% during the fourth quarter of 2015. Net charge-offs included: residential real estate loans of $5 million in the final 2016 quarter, compared with $2 million in 2015’s fourth quarter; net charge-offs of commercial real estate loans of $1 million in the recent quarter, compared with net recoveries of $2 million in the year-earlier quarter; net charge-offs of commercial loans of $17 million in the fourth quarter of 2016, compared with net recoveries of $3 million in year-earlier quarter; and net charge-offs of consumer loans of $26 million in the recently completed quarter, compared with $39 million 2015’s fourth quarter. Net charge-offs of commercial loans and leases in the fourth quarter of 2016 included a $12 million charge-off associated with a multi-regional manufacturer of refractory brick and other castable products. Reflected in net recoveries of previously charged-off commercial loans in the fourth quarter of 2015 were $10 million of recoveries from a motor vehicle-related parts wholesaler. Net charge-offs of consumer loans in the fourth quarter of 2015 included a $20 million charge-off associated with a personal usage loan obtained in a previous acquisition.

Other income aggregated $465 million in the three-month period ended December 31, 2016, up from $448 million in the similar period of 2015. That improvement resulted predominantly from higher mortgage banking revenues and trust income. The $11 million rise in mortgage banking revenues includes higher commercial mortgage banking revenues of $9 million resulting from increased loan origination and sales activities. The $7 million increase in trust income was primarily the result of higher revenues in the ICS business reflecting increased fees earned from money-market funds and stronger sales activities.

During the fourth quarter of 2016, other expense aggregated $769 million, compared with $786 million in the similar 2015 quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $9 million and $10 million during the quarters ended December 31, 2016 and 2015, respectively, and merger-related expenses of $76 million in the fourth quarter of 2015. Exclusive of those nonoperating expenses, noninterest operating expenses were $760 million in the fourth quarter of 2016, compared with $701 million in the year-earlier quarter. The increased operating expenses in the recently completed quarter reflect the $30 million contribution to The M&T Charitable Foundation and higher expenses for salaries and employee benefits and FDIC assessments. The recent quarter increase in salaries and employee benefits resulted largely from higher incentive compensation costs as compared with 2015’s fourth quarter. The Company’s efficiency ratio during the fourth quarters of 2016 and 2015 was 56.4% and 55.5%, respectively. Table 24 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2016 and 2015.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions.  Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.  During 2016, the Company revised its funds transfer pricing allocation related to borrowings and to the residential real estate loans obtained in the acquisition of Hudson City, retroactive to 2015.  Accordingly, financial information for the Discretionary Portfolio segment and the “All Other” category for 2015 has been reclassified to conform to the current allocation methodology.  Financial information about the Company’s segments, including the impact of the change noted above, is presented in note 22 of Notes to Financial Statements.

The Business Banking segment provides a wide range of services to small businesses and professionals within markets served by the Company through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. The Business Banking segment recorded net income of $93 million in 2016, compared with $99 million in 2015.  That 5% decline was attributable to higher centrally-allocated costs largely associated with the acquired Hudson City operations, an increase in FDIC assessments of $3 million and higher personnel costs and advertising and marketing expenses of $2 million each, offset, in part, by a $15 million rise in net interest income and a $3 million decline in the provision for credit losses.  The growth in net interest income reflected an increase in average outstanding deposit balances of $986 million.  Net income for this segment also aggregated $99 million in 2014.  Declines in 2015 in net interest income of $7 million and service charges on deposit accounts of $2 million were offset by a $3 million decrease in the provision for credit losses, due to lower net charge-offs, a $4 million increase in merchant discount and credit card fees and lower costs for FDIC assessments of $2 million.  The decline in net interest income resulted from a narrowing of the net interest margin on deposits of 18 basis points offset, in part, by an increase in average outstanding deposit balances of $615 million.

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services.  The Commercial Banking segment contributed net income of $412 million in 2016, compared with $431 million in 2015.  That decline was due to the following factors:  lower letter of credit and other credit-related fees of $15 million, largely due to loan syndication fees; higher FDIC assessments of $13 million; an increase in the provision for credit losses of $10 million; lower gains on the sale of previously leased equipment of $9 million; an increase in personnel costs of $5 million; and higher allocated operating expenses associated with data processing, risk management and other support services provided to the Commercial Banking segment.  Those unfavorable factors were largely offset by a $32 million rise in net interest income and a $4 million increase in corporate advisory fees.  The higher net interest income resulted from higher average outstanding loan and deposit balances of $1.4 billion and $794 million, respectively.  Net income for the Commercial Banking segment totaled $403 million in 2014.  The 7% improvement in net income in 2015 as compared with 2014 resulted from:  a $7 million rise in net interest income, reflecting growth in average outstanding loan and deposit balances of $1.3 billion and $569 million, respectively, partially offset by a narrowing of the net interest margin on loans and deposits of eight basis points and six basis points, respectively; increased gains from the sale of equipment previously leased to commercial customers of $15 million; higher credit-related and other fees of $8 million; and an $8 million decline in the provision for credit losses, reflecting a partial recovery of $10 million associated with a relationship with a motor vehicle-related parts wholesaler previously charged-off in 2013.

The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, the District of Columbia and the western portion of the United States.  Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs.  Commercial real estate loans held for sale are included in this segment.  Net income of the Commercial Real Estate segment aggregated $350 million in 2016, up 3% from $341 million in 2015.  That improvement resulted from: a rise in net interest income of $30 million; higher mortgage banking revenues of $27 million, resulting from increased loan origination activities; and higher trading account and foreign exchange gains of $8 million, largely due to increased volumes of interest rate swap transactions executed by commercial customers.  Those favorable factors were partially offset by increased FDIC assessments of $14 million, a $10 million rise in personnel-related expenses, a $5 million increase in the provision for credit losses and higher allocated operating expenses associated with data processing, risk management and other support services provided to the Commercial Real Estate segment.  The higher net interest income was attributable to a $2.3 billion increase in average loan balances and a 19 basis point widening of the net interest margin on deposits, offset, in part, by a 22 basis point narrowing of the net interest margin on loans.  Net income for this segment was $316 million in 2014.  The 8% increase in net income in 2015 as compared with 2014 reflected increases in net interest income and mortgage banking revenues.  The $23 million rise in net interest income resulted largely from increases in average outstanding loan and deposit balances of $1.4 billion and $393 million, respectively, partially offset by a narrowing of the net interest margin on deposits and loans of 11 basis points and six basis points, respectively.  The increase in mortgage banking revenues of $13 million was largely reflective of an increase in loans originated for sale and higher servicing revenues.

The Discretionary Portfolio segment includes investment and trading account securities, residential real estate loans (including those obtained in the Hudson City acquisition) and other assets; short-term and long-term borrowed funds; brokered deposits; and Cayman Islands office deposits.  This segment also provides foreign exchange services to customers.  The Discretionary Portfolio segment recorded net income of $164 million in 2016 and $59 million in 2015.  Reflected in 2016’s results were pre-tax investment securities gains of $30 million from the sale of the Company’s collateralized debt obligations.  In addition to the investment securities gains, the improved performance of this segment in 2016 as compared with 2015 was due to a $248 million rise in net interest income, which reflects the impact of the acquisition of Hudson City.  Those favorable factors were partially offset by increases of $25 million in the provision for credit losses and $16 million in FDIC assessments, and higher loan and other real estate servicing costs.  Net income contributed by the Discretionary Portfolio segment totaled $48 million in 2014.  The higher net income in 2015 as compared with 2014 reflected the impact of the residential real estate loans obtained in the November 1, 2015 acquisition of Hudson City.  Partially offsetting the favorable impact of those loans on net interest income was a 27 basis point narrowing of the net interest margin on investment securities, resulting from the Company’s allocation of funding charges associated with those assets.  A $9 million year-over-year decline in the provision for credit losses also contributed to the improvement in the segment’s net income.  Those favorable factors were partially offset by higher loan servicing and other costs.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment.  In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several western states.  The Company periodically purchases the rights to service loans and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment.  The Residential Mortgage Banking segment’s net income declined 10% to $80 million in 2016 from $89 million in 2015. That decline reflected lower revenues from servicing residential real estate loans for unaffiliated parties of $23 million, offset, in part, by a $7 million rise in net interest income and increased intersegment revenues.  Net income for the Residential Mortgage Banking segment in 2015 was up 5% from $85 million in 2014.  The improved performance in 2015 resulted from lower amortization of capitalized servicing rights of $19 million (reflecting lower prepayment trends), partially offset by increased professional services, personnel costs and centrally-allocated loan servicing expenses.

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, and telephone, mobile and Internet banking. The Company has branch offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia. Credit services offered by this segment include consumer installment loans, automobile loans (originated both directly and indirectly through dealers), home equity loans and lines of credit and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services.  Net income for the Retail Banking segment was $275 million in 2016, up 3% from $268 million in 2015.  An increase in net interest income of $157 million, predominantly due to the impact of deposits obtained in the acquisition of Hudson City, was largely offset by the following unfavorable factors:  a $47 million rise in the provision for credit losses, including the accelerated partial charge-offs of $32 million recognized on loans for which the customer was either bankrupt or deceased; increases in expenses for personnel, equipment and net occupancy, and advertising and marketing of $45 million, $18 million and $11 million, respectively, that include the impact of the expanded operations associated with the acquisition of Hudson City; higher FDIC assessments of $10 million; and higher allocated operating expenses associated with data processing, risk management and other support services provided from centralized service areas.  This segment’s net income declined 2% in 2015 from $273 million in 2014.  An $8 million rise in net interest income, largely due to increases in average outstanding loan balances, and a $4 million decline in the provision for credit losses, largely due to lower net charge-offs, were more than offset by a $6 million decline in fees earned for providing deposit account services, a $5 million decrease in servicing revenues related to securitized automobile loans, and higher operating expenses, including expenses associated with operations added in the Hudson City acquisition.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments, and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in net losses of $58 million, $206 million and $158 million in 2016, 2015 and 2014, respectively.  Reflected in 2015’s results was the $45 million pre-tax gain related to the sale of the trade processing business within the retirement services division.  The improved performance in 2016 as compared with 2015 was predominantly due to the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and a $61 million decrease in merger-related expenses associated with the acquisition of Hudson City.  The most significant factors contributing to the unfavorable performance in 2015 as compared with 2014 include:  higher personnel-related expenses, including the impact of merger-related expenses and increased pension costs; a decline in trust income, predominantly due to the impact of the April 2015 sale of the trade processing business; and higher charitable contributions.  Those unfavorable factors were offset, in part, by lower professional services costs, largely related to elevated 2014 costs associated with BSA/AML and other company-wide initiatives, the $45 million gain from the sale of the trade processing business, and the favorable impact from the Company’s allocation methodologies.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 26 of Notes to Financial Statements.

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

Table 23

QUARTERLY TRENDS

	2016 Quarters				2015 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$990,284	976,240	977,143	979,166	908,734	776,274	766,374	743,925
Interest expense	107,137	111,175	106,802	100,870	95,333	77,199	77,226	78,499
Net interest income	883,147	865,065	870,341	878,296	813,401	699,075	689,148	665,426
Less: provision for credit losses	62,000	47,000	32,000	49,000	58,000	44,000	30,000	38,000
Other income	465,459	491,350	448,254	420,933	448,108	439,699	497,027	440,203
Less: other expense	769,103	752,392	749,895	776,095	786,113	653,816	696,628	686,375
Income before income taxes	517,503	557,023	536,700	474,134	417,396	440,958	459,547	381,254
Applicable income taxes	179,549	200,314	194,147	169,274	140,074	154,309	166,839	133,803
Taxable-equivalent adjustment	7,383	6,725	6,522	6,332	6,357	6,248	6,020	5,838
Net income	$330,571	349,984	336,031	298,528	270,965	280,401	286,688	241,613
Net income available to common shareholders- diluted	$307,797	326,998	312,974	275,748	248,059	257,346	263,481	218,837
Per common share data
Basic earnings	$1.98	2.10	1.98	1.74	1.65	1.94	1.99	1.66
Diluted earnings	1.98	2.10	1.98	1.73	1.65	1.93	1.98	1.65
Cash dividends	$.70	.70	.70	.70	.70	.70	.70	.70
Average common shares outstanding
Basic	155,123	155,493	157,802	158,734	150,027	132,630	132,356	132,049
Diluted	155,700	156,026	158,341	159,181	150,718	133,376	133,116	132,769
Performance ratios, annualized
Return on
Average assets	1.05%	1.12%	1.09%	.97%	.93%	1.13%	1.18%	1.02%
Average common shareholders’ equity	8.13%	8.68%	8.38%	7.44%	7.22%	8.93%	9.37%	7.99%
Net interest margin on average earning assets (taxable-equivalent basis)	3.08%	3.05%	3.13%	3.18%	3.12%	3.14%	3.17%	3.17%
Nonaccrual loans to total loans and leases, net of unearned discount	1.01%	.93%	.96%	1.00%	.91%	1.15%	1.17%	1.18%
Net operating (tangible) results(a)
Net operating income (in thousands)	$336,095	355,929	350,604	320,064	337,613	282,907	290,341	245,776
Diluted net operating income per common share	2.01	2.13	2.07	1.87	2.09	1.95	2.01	1.68
Annualized return on
Average tangible assets	1.10%	1.18%	1.18%	1.09%	1.21%	1.18%	1.24%	1.08%
Average tangible common shareholders’ equity	11.93%	12.77%	12.68%	11.62%	13.26%	12.98%	13.76%	11.90%
Efficiency ratio(b)	56.42%	55.92%	55.06%	57.00%	55.53%	57.05%	58.23%	61.46%
Balance sheet data
In millions, except per share
Average balances
Total assets(c)	$125,734	124,725	123,706	123,252	115,052	98,515	97,598	95,892
Total tangible assets(c)	121,079	120,064	119,039	118,577	110,772	94,989	94,067	92,346
Earning assets	114,254	112,864	111,872	111,211	103,587	88,446	87,333	85,212
Investment securities	15,417	14,361	14,914	15,348	15,786	14,441	14,195	13,376
Loans and leases, net of unearned discount	89,977	88,732	88,155	87,584	81,110	67,849	67,670	66,587
Deposits	96,914	95,852	94,033	92,391	85,657	73,821	72,958	71,698
Common shareholders’ equity(c)	15,181	15,115	15,145	15,047	13,775	11,555	11,404	11,227
Tangible common shareholders’ equity(c)	10,526	10,454	10,478	10,372	9,495	8,029	7,873	7,681
At end of quarter
Total assets(c)	$123,449	126,841	123,821	124,626	122,788	97,797	97,080	98,378
Total tangible assets(c)	118,797	122,183	119,157	119,955	118,109	94,272	93,552	94,834
Earning assets	112,192	115,293	112,057	113,005	110,802	87,807	86,990	87,959
Investment securities	16,250	14,734	14,963	15,467	15,656	14,495	14,752	14,393
Loans and leases, net of unearned discount	90,853	89,646	88,522	87,872	87,489	68,540	68,131	67,099
Deposits	95,494	98,137	94,650	94,215	91,958	72,945	72,630	73,594
Common shareholders’ equity, net of undeclared cumulative preferred dividends(c)	15,252	15,106	15,237	15,120	14,939	11,687	11,433	11,294
Tangible common shareholders’ equity(c)	10,600	10,448	10,573	10,449	10,260	8,162	7,905	7,750
Equity per common share	97.64	97.47	96.49	95.00	93.60	87.67	85.90	84.95
Tangible equity per common share	67.85	67.42	66.95	65.65	64.28	61.22	59.39	58.29
Market price per common share
High	$158.35	120.40	121.11	119.24	127.39	134.00	128.70	129.58
Low	112.25	111.13	107.01	100.08	111.50	111.86	117.86	111.78
Closing	156.43	116.10	118.23	111.00	121.18	121.95	124.93	127.00

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

Table 24

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2016 Quarters				2015 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data
Dollars in thousands, except per share
Net income
Net income	$330,571	349,984	336,031	298,528	270,965	280,401	286,688	241,613
Amortization of core deposit and other intangible assets(a)	5,524	5,945	6,936	7,488	5,828	2,506	3,653	4,163
Merger-related expenses(a)	—	—	7,637	14,048	60,820	—	—	—
Net operating income	$336,095	355,929	350,604	320,064	337,613	282,907	290,341	245,776
Earnings per common share
Diluted earnings per common share	$1.98	2.10	1.98	1.73	1.65	1.93	1.98	1.65
Amortization of core deposit and other intangible assets(a)	.03	.03	.04	.05	.04	.02	.03	.03
Merger-related expenses(a)	—	—	.05	.09	.40	—	—	—
Diluted net operating earnings per common share	$2.01	2.13	2.07	1.87	2.09	1.95	2.01	1.68
Other expense
Other expense	$769,103	752,392	749,895	776,095	786,113	653,816	696,628	686,375
Amortization of core deposit and other intangible assets	(9,089)	(9,787)	(11,418)	(12,319)	(9,576)	(4,090)	(5,965)	(6,793)
Merger-related expenses	—	—	(12,593)	(23,162)	(75,976)	—	—	—
Noninterest operating expense	$760,014	742,605	725,884	740,614	700,561	649,726	690,663	679,582
Merger-related expenses
Salaries and employee benefits	$—	—	60	5,274	51,287	—	—	—
Equipment and net occupancy	—	—	339	939	3	—	—	—
Outside data processing and software	—	—	352	715	785	—	—	—
Advertising and marketing	—	—	6,327	4,195	79	—	—	—
Printing, postage and supplies	—	—	545	937	504	—	—	—
Other costs of operations	—	—	4,970	11,102	23,318	—	—	—
Other expense	—	—	12,593	23,162	75,976	—	—	—
Provision for credit losses	—	—	—	—	21,000	—	—	—
Total	$—	—	12,593	23,162	96,976	—	—	—
Efficiency ratio
Noninterest operating expense (numerator)	$760,014	742,605	725,884	740,614	700,561	649,726	690,663	679,582
Taxable-equivalent net interest income	883,147	865,065	870,341	878,296	813,401	699,075	689,148	665,426
Other income	465,459	491,350	448,254	420,933	448,108	439,699	497,027	440,203
Less: Gain (loss) on bank investment securities	1,566	28,480	264	4	(22)	—	(10)	(98)
Denominator	$1,347,040	1,327,935	1,318,331	1,299,225	1,261,531	1,138,774	1,186,185	1,105,727
Efficiency ratio	56.42%	55.92%	55.06%	57.00%	55.53%	57.05%	58.23%	61.46%
Balance sheet data
In millions
Average assets
Average assets	$125,734	124,725	123,706	123,252	115,052	98,515	97,598	95,892
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,218)	(3,513)	(3,514)	(3,525)
Core deposit and other intangible assets	(102)	(112)	(122)	(134)	(101)	(20)	(25)	(31)
Deferred taxes	40	44	48	52	39	7	8	10
Average tangible assets	$121,079	120,064	119,039	118,577	110,772	94,989	94,067	92,346
Average common equity
Average total equity	$16,673	16,347	16,377	16,279	15,007	12,787	12,636	12,459
Preferred stock	(1,492)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Average common equity	15,181	15,115	15,145	15,047	13,775	11,555	11,404	11,227
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,218)	(3,513)	(3,514)	(3,525)
Core deposit and other intangible assets	(102)	(112)	(122)	(134)	(101)	(20)	(25)	(31)
Deferred taxes	40	44	48	52	39	7	8	10
Average tangible common equity	$10,526	10,454	10,478	10,372	9,495	8,029	7,873	7,681
At end of quarter
Total assets
Total assets	$123,449	126,841	123,821	124,626	122,788	97,797	97,080	98,378
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(3,513)	(3,513)	(3,525)
Core deposit and other intangible assets	(98)	(107)	(117)	(128)	(140)	(18)	(22)	(28)
Deferred taxes	39	42	46	50	54	6	7	9
Total tangible assets	$118,797	122,183	119,157	119,955	118,109	94,272	93,552	94,834
Total common equity
Total equity	$16,487	16,341	16,472	16,355	16,173	12,922	12,668	12,528
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(3)	(3)	(2)	(3)	(3)	(2)
Common equity, net of undeclared cumulative preferred dividends	15,252	15,106	15,237	15,120	14,939	11,687	11,433	11,294
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(3,513)	(3,513)	(3,525)
Core deposit and other intangible assets	(98)	(107)	(117)	(128)	(140)	(18)	(22)	(28)
Deferred taxes	39	42	46	50	54	6	7	9
Total tangible common equity	$10,600	10,448	10,573	10,449	10,260	8,162	7,905	7,750

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

Darren J. King
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

M&T Bank Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity present fairly, in all material respects, the financial position of M&T Bank Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Buffalo, New York

February 22, 2017

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31
(Dollars in thousands, except per share)	2016	2015
Assets
Cash and due from banks	$1,320,549	$1,368,040
Interest-bearing deposits at banks	5,000,638	7,594,350
Trading account	323,867	273,783
Investment securities (includes pledged securities that can be sold or repledged of $1,203,473 at December 31, 2016; $2,136,712 at December 31, 2015)
Available for sale (cost: $13,338,301 at December 31, 2016; $12,138,636 at December 31, 2015)	13,332,072	12,242,671
Held to maturity (fair value: $2,451,222 at December 31, 2016; $2,864,147 at December 31, 2015)	2,457,278	2,859,709
Other (fair value: $461,118 at December 31, 2016; $554,059 at December 31, 2015)	461,118	554,059
Total investment securities	16,250,468	15,656,439
Loans and leases	91,101,677	87,719,234
Unearned discount	(248,261)	(229,735)
Loans and leases, net of unearned discount	90,853,416	87,489,499
Allowance for credit losses	(988,997)	(955,992)
Loans and leases, net	89,864,419	86,533,507
Premises and equipment	675,263	666,682
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	97,655	140,268
Accrued interest and other assets	5,323,235	5,961,703
Total assets	$123,449,206	$122,787,884
Liabilities
Noninterest-bearing deposits	$32,813,896	$29,110,635
Savings and interest-checking deposits	52,346,207	49,566,644
Time deposits	10,131,846	13,110,392
Deposits at Cayman Islands office	201,927	170,170
Total deposits	95,493,876	91,957,841
Federal funds purchased and agreements to repurchase securities	163,442	150,546
Other short-term borrowings	—	1,981,636
Accrued interest and other liabilities	1,811,431	1,870,714
Long-term borrowings	9,493,835	10,653,858
Total liabilities	106,962,584	106,614,595
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at December 31, 2016 and December 31, 2015; Liquidation preference of $10,000 per share: 50,000 shares at December 31, 2016 and December 31, 2015	1,231,500	1,231,500
Common stock, $.50 par, 250,000,000 shares authorized, 159,945,678 shares issued at December 31, 2016; 159,563,512 shares issued at December 31, 2015	79,973	79,782
Common stock issuable, 32,403 shares at December 31, 2016; 36,644 shares at December 31, 2015	2,145	2,364
Additional paid-in capital	6,676,948	6,680,768
Retained earnings	9,222,488	8,430,502
Accumulated other comprehensive income (loss), net	(294,636)	(251,627)
Treasury stock - common, at cost - 3,764,742 shares at December 31, 2016	(431,796)	—
Total shareholders’ equity	16,486,622	16,173,289
Total liabilities and shareholders’ equity	$123,449,206	$122,787,884

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31
(In thousands, except per share)	2016	2015	2014
Interest income
Loans and leases, including fees	$3,485,050	$2,778,151	$2,596,586
Investment securities
Fully taxable	361,494	372,162	340,391
Exempt from federal taxes	2,606	4,263	5,356
Deposits at banks	45,516	15,252	13,361
Other	1,205	1,016	1,183
Total interest income	3,895,871	3,170,844	2,956,877
Interest expense
Savings and interest-checking deposits	87,704	46,140	46,869
Time deposits	102,841	27,059	15,515
Deposits at Cayman Islands office	797	615	699
Short-term borrowings	3,625	1,677	101
Long-term borrowings	231,017	252,766	217,247
Total interest expense	425,984	328,257	280,431
Net interest income	3,469,887	2,842,587	2,676,446
Provision for credit losses	190,000	170,000	124,000
Net interest income after provision for credit losses	3,279,887	2,672,587	2,552,446
Other income
Mortgage banking revenues	373,697	375,738	362,912
Service charges on deposit accounts	419,102	420,608	427,956
Trust income	472,184	470,640	508,258
Brokerage services income	63,423	64,770	67,212
Trading account and foreign exchange gains	41,126	30,577	29,874
Gain (loss) on bank investment securities	30,314	(130)	—
Other revenues from operations	426,150	462,834	383,061
Total other income	1,825,996	1,825,037	1,779,273
Other expense
Salaries and employee benefits	1,623,600	1,549,530	1,404,950
Equipment and net occupancy	295,141	272,539	269,299
Outside data processing and software	172,389	164,133	151,568
FDIC assessments	105,045	52,113	55,531
Advertising and marketing	87,137	59,227	47,111
Printing, postage and supplies	39,546	38,491	38,201
Amortization of core deposit and other intangible assets	42,613	26,424	33,824
Other costs of operations	682,014	660,475	688,990
Total other expense	3,047,485	2,822,932	2,689,474
Income before taxes	2,058,398	1,674,692	1,642,245
Income taxes	743,284	595,025	575,999
Net income	$1,315,114	$1,079,667	$1,066,246
Net income available to common shareholders
Basic	$1,223,459	$987,689	$978,531
Diluted	1,223,481	987,724	978,581
Net income per common share
Basic	$7.80	$7.22	$7.47
Diluted	7.78	7.18	7.42

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

	Year Ended December 31
(In thousands)	2016	2015	2014

Net income	$1,315,114	$1,079,667	$1,066,246
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(64,406)	(79,114)	93,275
Cash flow hedges adjustments	(94)	796	(96)
Foreign currency translation adjustment	(2,614)	(925)	(2,607)
Defined benefit plans liability adjustments	24,105	8,610	(207,407)
Total other comprehensive loss	(43,009)	(70,633)	(116,835)
Total comprehensive income	$1,272,105	$1,009,034	$949,411

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31
(In thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$1,315,114	$1,079,667	$1,066,246
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	190,000	170,000	124,000
Depreciation and amortization of premises and equipment	106,996	99,019	96,496
Amortization of capitalized servicing rights	50,982	49,906	68,410
Amortization of core deposit and other intangible assets	42,613	26,424	33,824
Provision for deferred income taxes	174,013	396,596	92,848
Asset write-downs	21,036	9,029	6,593
Net gain on sales of assets	(63,222)	(67,759)	(6,859)
Net change in accrued interest receivable, payable	(12,282)	(46,338)	15,163
Net change in other accrued income and expense	60,263	(289,139)	(68,722)
Net change in loans originated for sale	(665,649)	323,330	(350,581)
Net change in trading account assets and liabilities	(36,453)	(8,327)	21,623
Net cash provided by operating activities	1,183,411	1,742,408	1,099,041
Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	63,513	5,654,850	16
Other	94,749	183,892	23,445
Proceeds from maturities of investment securities
Available for sale	2,309,208	2,392,331	998,413
Held to maturity	609,080	662,959	468,999
Purchases of investment securities
Available for sale	(3,562,711)	(3,614,324)	(5,347,145)
Held to maturity	(214,791)	(29,431)	(21,283)
Other	(1,808)	(99,317)	(53,606)
Net increase in loans and leases	(2,952,129)	(2,326,744)	(2,421,162)
Net (increase) decrease in interest-bearing deposits at banks	2,593,712	6,445,451	(4,819,729)
Capital expenditures, net	(107,693)	(81,936)	(73,161)
Net (increase) decrease in loan servicing advances	170,141	448,271	(484,689)
Acquisition of bank and bank holding company, net of cash acquired	—	(1,932,596)	—
Other, net	277,961	10,876	19,531
Net cash provided (used) by investing activities	(720,768)	7,714,282	(11,710,371)
Cash flows from financing activities
Net increase in deposits	3,554,673	504,393	6,466,697
Net decrease in short-term borrowings	(1,937,105)	(2,167,405)	(67,779)
Proceeds from long-term borrowings	—	1,500,000	4,345,478
Payments on long-term borrowings	(1,119,898)	(8,912,474)	(426,275)
Purchases of treasury stock	(641,334)	—	—
Dividends paid — common	(441,891)	(375,017)	(371,199)
Dividends paid — preferred	(81,270)	(81,270)	(70,234)
Redemption of Series D preferred stock	(500,000)	—	—
Proceeds from issuance of preferred stock	495,000	—	346,500
Other, net	161,691	69,766	88,565
Net cash provided (used) by financing activities	(510,134)	(9,462,007)	10,311,753
Net decrease in cash and cash equivalents	(47,491)	(5,317)	(299,577)
Cash and cash equivalents at beginning of year	1,368,040	1,373,357	1,672,934
Cash and cash equivalents at end of year	$1,320,549	$1,368,040	$1,373,357
Supplemental disclosure of cash flow information
Interest received during the year	$3,903,374	$3,134,311	$2,893,153
Interest paid during the year	498,951	400,329	257,553
Income taxes paid during the year	276,866	378,660	411,912
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$124,033	$67,753	$43,821
Acquisition of bank and bank holding company
Common stock issued	—	3,110,581	—
Common stock awards converted	—	28,243	—
Fair value of
Assets acquired (noncash)	—	36,567,632	—
Liabilities assumed	—	31,496,212	—
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	24,233	65,023	134,698
Capitalized servicing rights	248	646	1,760

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2014
Balance — January 1, 2014	$881,500	65,258	2,915	3,232,014	7,188,004	(64,159)	—	$11,305,532
Total comprehensive income	—	—	—	—	1,066,246	(116,835)	—	949,411
Preferred stock cash dividends	—	—	—	—	(75,878)	—	—	(75,878)
Issuance of Series E preferred stock	350,000	—	—	(3,500)	—	—	—	346,500
Exercise of 427,905 Series A stock warrants into 169,543 shares of common stock	—	85	—	(85)	—	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	128	—	45,306	—	—	—	45,434
Exercises of stock options, net	—	633	—	122,476	—	—	—	123,109
Stock purchase plan	—	43	—	9,545	—	—	—	9,588
Directors’ stock plan	—	7	—	1,658	—	—	—	1,665
Deferred compensation plans, net, including dividend equivalents	—	3	(307)	345	(116)	—	—	(75)
Other	—	—	—	1,747	—	—	—	1,747
Common stock cash dividends - $2.80 per share	—	—	—	—	(371,137)	—	—	(371,137)
Balance — December 31, 2014	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	—	$12,335,896
2015
Total comprehensive income	—	—	—	—	1,079,667	(70,633)	—	1,009,034
Acquisition of Hudson City Bancorp, Inc.:
Common stock issued	—	12,977	—	3,097,604	—	—	—	3,110,581
Common stock awards converted	—	—	—	28,243	—	—	—	28,243
Preferred stock cash dividends	—	—	—	—	(81,270)	—	—	(81,270)
Exercise of 2,315 Series A stock warrants into 904 shares of common stock	—	1	—	(1)	—	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	155	—	43,040	—	—	—	43,195
Exercises of stock options, net	—	438	—	88,455	—	—	—	88,893
Stock purchase plan	—	45	—	10,301	—	—	—	10,346
Directors’ stock plan	—	7	—	1,754	—	—	—	1,761
Deferred compensation plans, net, including dividend equivalents	—	2	(244)	293	(102)	—	—	(51)
Other	—	—	—	1,573	—	—	—	1,573
Common stock cash dividends - $2.80 per share	—	—	—	—	(374,912)	—	—	(374,912)
Balance — December 31, 2015	$1,231,500	79,782	2,364	6,680,768	8,430,502	(251,627)	—	$16,173,289
2016
Total comprehensive income	—	—	—	—	1,315,114	(43,009)	—	1,272,105
Preferred stock cash dividends	—	—	—	—	(81,270)	—	—	(81,270)
Redemption of Series D preferred stock	(500,000)	—	—	—	—	—	—	(500,000)
Issuance of Series F preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Exercise of 87,381 Series A stock warrants into 41,439 shares of common stock	—	—	—	(4,750)	—	—	4,748	(2)
Purchases of treasury stock	—	—	—	—	—	—	(641,334)	(641,334)
Stock-based compensation plans:
Compensation expense, net	—	169	—	16,132	—	—	10,989	27,290
Exercises of stock options, net	—	18	—	(12,190)	—	—	181,789	169,617
Stock purchase plan	—	—	—	275	—	—	10,319	10,594
Directors’ stock plan	—	2	—	535	—	—	1,543	2,080
Deferred compensation plans, net, including dividend equivalents	—	2	(219)	163	(93)	—	150	3
Other	—	—	—	1,015	—	—	—	1,015
Common stock cash dividends - $2.80 per share	—	—	—	—	(441,765)	—	—	(441,765)
Balance — December 31, 2016	$1,231,500	79,973	2,145	6,676,948	9,222,488	(294,636)	(431,796)	$16,486,622

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

The accounting and reporting policies of M&T and subsidiaries (“the Company”) are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting policies are as follows:

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

Loans and leases acquired in a business combination

Loans acquired in a business combination subsequent to December 31, 2008 are initially recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Purchased impaired loans represent specifically identified loans with evidence of credit deterioration for which it was probable at acquisition that the Company would be unable to collect all contractual principal and interest payments. For purchased impaired loans and other loans acquired at a discount that was, in part, attributable to credit quality, the excess of cash flows expected at acquisition over the estimated fair value of acquired loans is recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any related allowance for credit losses and then in recognition of additional interest income over the then-remaining lives of the loans.

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

Stock-based compensation

Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation, except that the recognition of compensation costs is accelerated for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires.

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

The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense.

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

The Hudson City transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. The consideration paid for Hudson City’s common equity and the amounts of identifiable assets acquired and liabilities assumed as of the acquisition date were as follows:

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

In early November 2015, the Company sold $5.8 billion of investment securities obtained in the acquisition and repaid $10.6 billion of borrowings assumed in the transaction. In connection with the acquisition, the Company recorded approximately $1.1 billion of goodwill and $132 million of core deposit intangible. The core deposit intangible asset is being amortized over a period of seven years using an accelerated method.

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. Approximately $688 million of the loans acquired from Hudson City had specific evidence of credit deterioration at the acquisition date and it was deemed probable that the Company would be unable to collect all contractually required principal and interest payments (“purchased impaired loans”). Such loans were acquired at a discount from outstanding customer principal balance of $1.0 billion. For purchased impaired loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, as shown in the following table, reflected the impact of estimated credit losses and other factors, such as prepayments.

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

	Actual Since
	Acquisition
	Through	Pro Forma
	December 31,	Year Ended December 31
	2015	2015	2014
	(In thousands)

Total revenues(a)	$111,168	$5,132,662	$5,406,291
Net income (loss)	(21,175)	1,011,463	1,445,779

(a)	Represents net interest income plus other income.

In connection with the Hudson City acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with preparing for systems conversions and/or integration of operations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former Hudson City employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices. There were no merger-related expenses during 2014. In 2015, the Company also recognized a $21 million provision for credit losses related to the $18.3 billion of Hudson City loans acquired at a premium. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting difference as is the case with purchased impaired loans and other loans acquired at a discount. Neverthless, GAAP requires that an allowance for credit losses be recognized for incurred losses in loans acquired at a premium even though in a relatively homogenous portfolio of residential mortgage loans the specific loans to which the losses relate cannot be individually identified at the acquisition date. Given the recognition of such losses above and beyond the impact of forecasted losses used in determining the fair value of the loans acquired at a premium, the initial $21 million provision for credit losses has been noted as a merger-related expense.

A summary of merger-related expenses included in the consolidated statement of income for the years ended December 31, 2016 and 2015 follows:

	2016	2015
	(In thousands)

Salaries and employee benefits	$5,334	$51,287
Equipment and net occupancy	1,278	3
Outside data processing and software	1,067	785
Advertising and marketing	10,522	79
Printing, postage and supplies	1,482	504
Other cost of operations	16,072	23,318
Other expense	35,755	75,976
Provision for credit losses	—	21,000
Total	$35,755	$96,976

Sale of trust accounts

In April 2015, the Company sold the trade processing business within the retirement services division of its Institutional Client Services business. That sale resulted in an after-tax gain of $23 million ($45 million pre-tax) that reflected the allocation of approximately $11 million of previously recorded goodwill to the divested business. Revenues of the sold business had been included in “trust income” and were $9 million and $34 million during 2015 and 2014, respectively. After considering related expenses, net income attributable to the business that was sold was not material to the consolidated results of operations of the Company in any of those periods.

3.    Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,912,110	$386	$9,952	$1,902,544
Obligations of states and political subdivisions	3,570	77	6	3,641
Mortgage-backed securities:
Government issued or guaranteed	10,980,507	88,343	113,989	10,954,861
Privately issued	45	—	1	44
Other debt securities	134,105	1,407	16,996	118,516
Equity securities	307,964	45,073	571	352,466
	13,338,301	135,286	141,515	13,332,072
Investment securities held to maturity:
Obligations of states and political subdivisions	60,858	267	224	60,901
Mortgage-backed securities:
Government issued or guaranteed	2,233,173	37,498	7,374	2,263,297
Privately issued	157,704	897	37,120	121,481
Other debt securities	5,543	—	—	5,543
	2,457,278	38,662	44,718	2,451,222
Other securities	461,118	—	—	461,118
Total	$16,256,697	$173,948	$186,233	$16,244,412

December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$299,890	$294	$187	$299,997
Obligations of states and political subdivisions	5,924	146	42	6,028
Mortgage-backed securities:
Government issued or guaranteed	11,592,959	142,370	48,701	11,686,628
Privately issued	74	2	2	74
Collateralized debt obligations	28,438	20,143	1,188	47,393
Other debt securities	137,556	1,514	20,190	118,880
Equity securities	73,795	10,230	354	83,671
	12,138,636	174,699	70,664	12,242,671
Investment securities held to maturity:
Obligations of states and political subdivisions	118,431	1,003	421	119,013
Mortgage-backed securities:
Government issued or guaranteed	2,553,612	50,936	7,817	2,596,731
Privately issued	181,091	2,104	41,367	141,828
Other debt securities	6,575	—	—	6,575
	2,859,709	54,043	49,605	2,864,147
Other securities	554,059	—	—	554,059
Total	$15,552,404	$228,742	$120,269	$15,660,877

No investment in securities of a single non-U.S. Government, government agency or government guaranteed issuer exceeded ten percent of shareholders’ equity at December 31, 2016.

As of December 31, 2016, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities and other debt securities were:

			Average Credit Rating of Fair Value Amount
	Amortized Cost	Estimated Fair Value	A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)

Obligations of states and political subdivisions	$64,428	$64,542	$47,023	$—	$—	$—	$17,519
Privately issued mortgage-backed securities	157,749	121,525	30,760	16	—	90,730	19
Other debt securities	139,648	124,059	5,442	63,353	30,373	—	24,891
Total	$361,825	$310,126	$83,225	$63,369	$30,373	$90,730	$42,429

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2016	2015
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$162,027	$188,819
Estimated fair value	125,848	149,632

Gross realized gains from sales of investment securities were $30,545,000 in 2016. During 2016, the Company sold its collateralized debt obligations held in the available-for-sale investment securities portfolio for a gain of $30 million. There were no significant realized gross losses from sales of investments securities in 2016. There were no significant gross realized gains or losses from sales of investment securities in 2015 or 2014.

At December 31, 2016, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$157,954	$158,334
Due after one year through five years	1,760,301	1,750,542
Due after five years through ten years	2,689	3,132
Due after ten years	128,841	112,693
	2,049,785	2,024,701
Mortgage-backed securities available for sale	10,980,552	10,954,905
	$13,030,337	$12,979,606
Debt securities held to maturity:
Due in one year or less	$24,533	$24,643
Due after one year through five years	34,073	33,963
Due after five years through ten years	2,252	2,295
Due after ten years	5,543	5,543
	66,401	66,444
Mortgage-backed securities held to maturity	2,390,877	2,384,778
	$2,457,278	$2,451,222

A summary of investment securities that as of December 31, 2016 and 2015 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,710,241	$(9,950)	$2,295	$(2)
Obligations of states and political subdivisions	—	—	593	(6)
Mortgage-backed securities:
Government issued or guaranteed	6,730,829	(113,374)	81,003	(615)
Privately issued	—	—	27	(1)
Other debt securities	100	(1)	85,400	(16,995)
Equity securities	17,776	(422)	151	(149)
	8,458,946	(123,747)	169,469	(17,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	17,988	(126)	11,891	(98)
Mortgage-backed securities:
Government issued or guaranteed	618,832	(6,842)	17,481	(532)
Privately issued	17,911	(1,222)	57,016	(35,898)
	654,731	(8,190)	86,388	(36,528)
Total	$9,113,677	$(131,937)	$255,857	$(54,296)

December 31, 2015
Investment securities available for sale:
U.S. Treasury and federal agencies	$147,508	$(187)	$—	$—
Obligations of states and political subdivisions	865	(2)	1,335	(40)
Mortgage-backed securities:
Government issued or guaranteed	4,061,899	(48,534)	7,216	(167)
Privately issued	—	—	43	(2)
Collateralized debt obligations	5,711	(335)	2,063	(853)
Other debt securities	12,935	(462)	93,344	(19,728)
Equity securities	18,073	(207)	153	(147)
	4,246,991	(49,727)	104,154	(20,937)

Investment securities held to maturity:
Obligations of states and political subdivisions	42,913	(335)	5,853	(86)
Mortgage-backed securities:
Government issued or guaranteed	459,983	(1,801)	228,867	(6,016)
Privately issued	—	—	112,155	(41,367)
	502,896	(2,136)	346,875	(47,469)
Total	$4,749,887	$(51,863)	$451,029	$(68,406)

The Company owned 1,083 individual investment securities with aggregate gross unrealized losses of $186 million at December 31, 2016. Based on a review of each of the securities in the investment securities portfolio at December 31, 2016, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2016, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At December 31, 2016, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $461 million of cost method investment securities.

At December 31, 2016, investment securities with a carrying value of $3,775,571,000, including $3,240,079,000 of investment securities available for sale, were pledged to secure borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 9.

Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $1,203,473,000 at December 31, 2016. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.    Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2016	2015
	(In thousands)
Loans
Commercial, financial, etc.	$21,351,119	$19,223,419
Real estate:
Residential	22,584,141	26,249,059
Commercial	25,550,057	23,592,097
Construction	8,066,756	5,716,994
Consumer	12,130,094	11,584,347
Total loans	89,682,167	86,365,916
Leases
Commercial	1,419,510	1,353,318
Total loans and leases	91,101,677	87,719,234
Less: unearned discount	(248,261)	(229,735)
Total loans and leases, net of unearned discount	$90,853,416	$87,489,499

One-to-four family residential mortgage loans held for sale were $414 million at December 31, 2016 and $353 million at December 31, 2015. Commercial real estate loans held for sale were $643 million at December 31, 2016 and $39 million at December 31, 2015.

As of December 31, 2016, approximately $2.8 billion of commercial real estate loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Federal National Mortgage Association (“Fannie Mae”) Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2016, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

In addition to recourse obligations, as described in note 21, the Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Charges incurred for such obligation, which are recorded as a reduction of mortgage banking revenues, were $4 million, $5 million and $4 million in 2016, 2015 and 2014, respectively.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	December 31
	2016	2015
	(In thousands)

Outstanding principal balance	$2,311,699	$3,122,935
Carrying amount:
Commercial, financial, leasing, etc.	59,928	78,847
Commercial real estate	456,820	644,284
Residential real estate	799,802	1,016,129
Consumer	487,721	725,807
	$1,804,271	$2,465,067

Purchased impaired loans included in the table above totaled $578 million at December 31, 2016 and $768 million at December 31, 2015, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for loans acquired at a discount for the years ended December 31, 2016, 2015 and 2014 follows:

For the Year Ended December 31,	2016		2015		2014
	Purchased	Other	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$184,618	$296,434	$76,518	$397,379	$37,230	$538,633
Additions	—	—	117,251	—	—	—
Interest income	(52,769)	(123,044)	(28,551)	(158,260)	(21,263)	(178,670)
Reclassifications from nonaccretable balance	22,384	22,677	19,400	49,930	60,551	24,907
Other(a)	—	5,086	—	7,385	—	12,509
Balance at end of period	$154,233	$201,153	$184,618	$296,434	$76,518	$397,379

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

A summary of current, past due and nonaccrual loans as of December 31, 2016 and 2015 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More(a)	Accruing Loans Acquired at a Discount Past Due 90 Days or More(b)	Purchased Impaired(c)	Nonaccrual	Total
	(In thousands)
December 31, 2016
Commercial, financial, leasing, etc.	$22,287,857	$53,503	$6,195	$417	$641	$261,434	$22,610,047
Real estate:
Commercial	25,076,684	183,531	7,054	12,870	31,404	176,201	25,487,744
Residential builder and developer	1,884,989	4,667	5	1,952	14,006	16,707	1,922,326
Other commercial construction	5,985,118	77,701	922	198	14,274	18,111	6,096,324
Residential	17,631,377	485,468	281,298	11,537	378,549	229,242	19,017,471
Residential — limited documentation	3,239,344	88,366	—	—	139,158	106,573	3,573,441
Consumer:
Home equity lines and loans	5,502,091	44,565	—	12,678	—	81,815	5,641,149
Automobile	2,869,232	56,158	—	1	—	18,674	2,944,065
Other	3,491,629	31,286	5,185	21,491	—	11,258	3,560,849
Total	$87,968,321	$1,025,245	$300,659	$61,144	$578,032	$920,015	$90,853,416

December 31, 2015
Commercial, financial, leasing, etc.	$20,122,648	$52,868	$2,310	$693	$1,902	$241,917	$20,422,338
Real estate:
Commercial(d)	23,111,673	172,439	12,963	8,790	46,790	179,606	23,532,261
Residential builder and developer	1,507,856	7,969	5,760	6,925	28,734	28,429	1,585,673
Other commercial construction(d)	3,962,620	65,932	7,936	2,001	24,525	16,363	4,079,377
Residential	20,507,551	560,312	284,451	16,079	488,599	153,281	22,010,273
Residential — limited documentation	3,885,073	137,289	—	—	175,518	61,950	4,259,830
Consumer:
Home equity lines and loans	5,805,222	45,604	—	15,222	2,261	84,467	5,952,776
Automobile	2,446,473	56,181	—	6	—	16,597	2,519,257
Other	3,051,435	36,702	4,021	18,757	—	16,799	3,127,714
Total	$84,400,551	$1,135,296	$317,441	$68,473	$768,329	$799,409	$87,489,499

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.
(d)

The Company expanded its definition of construction loans in 2016 and, as a result, re-characterized certain commercial real estate loans as other commercial construction loans.  The December 31, 2015 balances reflect such changes.

If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $68,371,000 in 2016, $56,784,000 in 2015 and $58,314,000 in 2014. The actual amounts included in interest income during 2016, 2015 and 2014 on such loans were $33,941,000, $30,735,000 and $28,492,000, respectively.

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

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the year ended December 31, 2016:

		Recorded Investment		Financial Effects of Modification
	Number	Pre- modification	Post- modification	Recorded Investment(a)	Interest (b)
	(Dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	127	$102,872	$102,446	$(426)	$—
Combination of concession types	37	51,221	41,673	(9,548)	(95)
Real estate:
Commercial
Principal deferral	56	24,323	23,558	(765)	—
Interest rate reduction	1	129	129	—	(25)
Other	1	4,723	4,447	(276)	—
Combination of concession types	23	15,695	15,603	(92)	(585)
Residential builder and developer
Principal deferral	3	23,905	22,958	(947)	—
Combination of concession types	3	15,755	15,123	(632)	—
Other commercial construction
Principal deferral	1	250	250	—	—
Combination of concession types	2	2,863	2,782	(81)	—
Residential
Principal deferral	73	11,082	11,771	689	—
Combination of concession types	46	8,975	9,367	392	(120)
Residential-limited documentation
Principal deferral	8	902	1,047	145	—
Combination of concession types	13	2,658	2,917	259	(706)
Consumer:
Home equity lines and loans
Principal deferral	10	760	761	1	—
Combination of concession types	93	11,110	11,110	—	(916)
Automobile
Principal deferral	117	1,124	1,124	—	—
Other	38	55	55	—	—
Combination of concession types	8	85	85	—	(3)
Other
Principal deferral	57	968	968	—	—
Other	5	45	45	—	—
Combination of concession types	17	196	196	—	(32)
Total	739	$279,696	$268,415	$(11,281)	$(2,482)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the year ended December 31, 2015:

		Recorded Investment		Financial Effects of Modification
	Number	Pre- modification	Post- modification	Recorded Investment(a)	Interest (b)
	(Dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	114	$55,621	$50,807	$(4,814)	$—
Interest rate reduction	1	99	99	—	(19)
Other	3	12,965	12,827	(138)	—
Combination of concession types	9	32,444	31,439	(1,005)	(245)
Real estate:
Commercial
Principal deferral	49	49,486	48,388	(1,098)	—
Other	3	4,169	4,087	(82)	—
Combination of concession types	6	3,238	3,242	4	(159)
Residential builder and developer
Principal deferral	2	10,650	10,598	(52)	—
Other commercial construction
Principal deferral	4	368	460	92	—
Combination of concession types	2	10,375	10,375	—	(49)
Residential
Principal deferral	58	6,194	6,528	334	—
Other	1	267	267	—	—
Combination of concession types	26	4,024	4,277	253	(483)
Residential-limited documentation
Principal deferral	2	426	437	11	—
Combination of concession types	9	1,536	1,635	99	(121)
Consumer:
Home equity lines and loans
Principal deferral	8	2,175	2,175	—	—
Combination of concession types	63	5,203	5,204	1	(677)
Automobile
Principal deferral	192	1,818	1,818	—	—
Interest rate reduction	7	137	137	—	(10)
Other	46	150	150	—	—
Combination of concession types	57	948	948	—	(43)
Other
Principal deferral	102	1,995	1,995	—	—
Other	13	116	116	—	—
Combination of concession types	40	396	396	—	(45)
Total	817	$204,800	$198,405	$(6,395)	$(1,851)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

The table below summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the year ended December 31, 2014:

		Recorded Investment		Financial Effects of Modification
	Number	Pre- modification	Post- modification	Recorded Investment(a)	Interest (b)
	(Dollars in thousands)
Commercial, financial, leasing, etc.
Principal deferral	95	$29,035	$23,628	$(5,407)	$—
Other	3	29,912	31,604	1,692	—
Combination of concession types	7	19,167	19,030	(137)	(20)
Real estate:
Commercial
Principal deferral	39	19,077	18,997	(80)	—
Interest rate reduction	1	255	252	(3)	(48)
Other	1	650	—	(650)	—
Combination of concession types	7	1,152	1,198	46	(264)
Residential builder and developer
Principal deferral	2	1,639	1,639	—	—
Other commercial construction
Principal deferral	4	6,703	6,611	(92)	—
Residential
Principal deferral	28	2,710	2,905	195	—
Interest rate reduction	11	1,146	1,222	76	(152)
Other	1	188	188	—	—
Combination of concession types	30	4,211	4,287	76	(483)
Residential-limited documentation
Principal deferral	6	880	963	83	—
Combination of concession types	21	3,806	3,846	40	(386)
Consumer:
Home equity lines and loans
Principal deferral	3	280	280	—	—
Interest rate reduction	6	535	535	—	(120)
Combination of concession types	47	5,031	5,031	—	(560)
Automobile
Principal deferral	208	3,293	3,293	—	—
Interest rate reduction	9	152	152	—	(12)
Other	42	255	255	—	—
Combination of concession types	81	1,189	1,189	—	(100)
Other
Principal deferral	33	245	245	—	—
Interest rate reduction	4	293	293	—	(63)
Other	1	45	45	—	—
Combination of concession types	70	2,502	2,502	—	(761)
Total	760	$134,351	$130,190	$(4,161)	$(2,969)

(a)	Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
(b)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended December 31, 2016, 2015 and 2014 and for which there was a subsequent payment default during the respective period were not material.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $120,000, amounted to $63,543,000 and $52,152,000 at December 31, 2016 and 2015, respectively. During 2016, new borrowings by such persons amounted to $15,350,000 (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from retirements) were $3,959,000.

At December 31, 2016, approximately $11.9 billion of commercial loans and leases, $12.5 billion of commercial real estate loans, $17.8 billion of one-to-four family residential real estate loans, $2.3 billion of home equity loans and lines of credit and $4.4 billion of other consumer loans were pledged to secure outstanding borrowings from the FHLB of New York and available lines of credit as described in note 9.

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. A summary of lease financing receivables follows:

	December 31
	2016	2015
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,136,815	$1,058,605
Estimated residual value of leased assets	79,449	81,269
Unearned income	(107,535)	(102,723)
Investment in direct financings	1,108,729	1,037,151
Leveraged leases:
Lease payments receivable	92,918	95,316
Estimated residual value of leased assets	110,328	118,128
Unearned income	(38,760)	(41,556)
Investment in leveraged leases	164,486	171,888
Total investment in leases	$1,273,215	$1,209,039
Deferred taxes payable arising from leveraged leases	$139,067	$160,603

Included within the estimated residual value of leased assets at December 31, 2016 and 2015 were $47 million and $50 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At December 31, 2016, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Year ending December 31:
2017	$301,611
2018	276,524
2019	209,835
2020	150,631
2021	101,403
Later years	189,729
$1,229,733

The amount of foreclosed residential real estate property held by the Company was $129 million and $172 million at December 31, 2016 and 2015, respectively. There were $314 million and $315 million at December 31, 2016 and 2015, respectively, in loans secured by residential real estate and serviced by the Company that were in the process of foreclosure. There were $192 million in loans secured by residential real estate and serviced by other entities for the Company that were in the process of foreclosure at December 31, 2016. Of all the loans in the process of foreclosure at December 31, 2016, approximately 57% were classified as purchased impaired and 20% were government guaranteed.

5.    Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Commercial, Financial,	Real Estate
2016	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$300,404	326,831	72,238	178,320	78,199	$955,992
Provision for credit losses	59,506	33,627	6,902	90,134	(169)	190,000
Net charge-offs
Charge-offs	(59,244)	(4,805)	(26,133)	(141,073)	—	(231,255)
Recoveries	30,167	7,066	8,120	28,907	—	74,260
Net (charge-offs) recoveries	(29,077)	2,261	(18,013)	(112,166)	—	(156,995)
Ending balance	$330,833	362,719	61,127	156,288	78,030	$988,997

	Commercial, Financial,	Real Estate
2015	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$288,038	307,927	61,910	186,033	75,654	$919,562
Provision for credit losses	43,065	25,768	19,133	79,489	2,545	170,000
Net charge-offs
Charge-offs	(60,983)	(16,487)	(13,116)	(107,787)	—	(198,373)
Recoveries	30,284	9,623	4,311	20,585	—	64,803
Net charge-offs	(30,699)	(6,864)	(8,805)	(87,202)	—	(133,570)
Ending balance	$300,404	326,831	72,238	178,320	78,199	$955,992

2014

Beginning balance	$273,383	324,978	78,656	164,644	75,015	$916,676
Provision for credit losses	51,410	(13,779)	(3,974)	89,704	639	124,000
Net charge-offs
Charge-offs	(58,943)	(14,058)	(21,351)	(84,390)	—	(178,742)
Recoveries	22,188	10,786	8,579	16,075	—	57,628
Net charge-offs	(36,755)	(3,272)	(12,772)	(68,315)	—	(121,114)
Ending balance	$288,038	307,927	61,910	186,033	75,654	$919,562

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to commercial and commercial real estate credits on an individual loan basis. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also monitored by the Company’s credit review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. As updated appraisals are obtained on individual loans or other events in the market place indicate that collateral values have significantly changed, individual loan grades are adjusted as appropriate. Changes in other factors cited may also lead to loan grade changes at any time. Except for consumer loans and residential real estate loans that are considered smaller balance homogenous loans and acquired loans that are evaluated on an aggregated basis, the Company considers a loan to be impaired for purposes of applying GAAP when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days. Regardless of loan type, the Company considers a loan to be impaired if it qualifies as a troubled debt restructuring. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.

The following tables provide information with respect to loans and leases that were considered impaired as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.

	December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$168,072	184,432	48,480	179,037	195,821	44,752
Real estate:
Commercial	71,862	86,666	11,620	85,974	95,855	18,764
Residential builder and developer	7,396	8,361	506	3,316	5,101	196
Other commercial construction	2,475	2,731	448	3,548	3,843	348
Residential	86,680	105,944	3,457	79,558	96,751	4,727
Residential-limited documentation	82,547	97,718	6,000	90,356	104,251	8,000
Consumer:
Home equity lines and loans	44,693	48,965	8,027	25,220	26,195	3,777
Automobile	16,982	18,272	3,740	22,525	22,525	4,709
Other	3,791	5,296	776	17,620	17,620	4,820
	484,498	558,385	83,054	507,154	567,962	90,093
With no related allowance recorded:
Commercial, financial, leasing, etc.	100,805	124,786	—	93,190	110,735	—
Real estate:
Commercial	113,276	121,846	—	101,340	116,230	—
Residential builder and developer	14,368	21,124	—	27,651	47,246	—
Other commercial construction	15,933	35,281	—	13,221	31,477	—
Residential	16,823	24,161	—	19,621	30,940	—
Residential-limited documentation	15,429	24,590	—	18,414	31,113	—
	276,634	351,788	—	273,437	367,741	—
Total:
Commercial, financial, leasing, etc.	268,877	309,218	48,480	272,227	306,556	44,752
Real estate:
Commercial	185,138	208,512	11,620	187,314	212,085	18,764
Residential builder and developer	21,764	29,485	506	30,967	52,347	196
Other commercial construction	18,408	38,012	448	16,769	35,320	348
Residential	103,503	130,105	3,457	99,179	127,691	4,727
Residential-limited documentation	97,976	122,308	6,000	108,770	135,364	8,000
Consumer:
Home equity lines and loans	44,693	48,965	8,027	25,220	26,195	3,777
Automobile	16,982	18,272	3,740	22,525	22,525	4,709
Other	3,791	5,296	776	17,620	17,620	4,820
Total	$761,132	910,173	83,054	780,591	935,703	90,093

	Year Ended December 31, 2016			Year Ended December 31, 2015
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$277,647	8,342	8,342	236,201	2,933	2,933
Real estate:
Commercial	175,877	4,878	4,878	166,628	6,243	6,243
Residential builder and developer	29,237	2,300	2,300	59,457	335	335
Other commercial construction	19,697	644	644	20,276	2,311	2,311
Residential	98,394	6,227	3,154	101,483	6,188	4,037
Residential-limited documentation	103,060	5,999	1,975	118,449	6,380	2,638
Consumer:
Home equity lines and loans	36,493	1,325	410	21,523	905	261
Automobile	19,636	1,242	99	25,675	1,619	175
Other	9,218	440	83	18,809	729	113
Total	$769,259	31,397	21,885	768,501	27,643	19,046

	Year Ended December 31, 2014
		Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Commercial, financial, leasing, etc.	$181,932	2,251	2,251
Real estate:
Commercial	184,773	4,029	4,029
Residential builder and developer	91,149	142	142
Other commercial construction	62,734	1,893	1,893
Residential	126,005	9,180	6,978
Residential-limited documentation	133,800	6,613	2,546
Consumer:
Home equity lines and loans	18,083	750	248
Automobile	35,173	2,251	295
Other	18,378	690	191
Total	$852,027	27,799	18,573

In accordance with the previously described policies, the Company utilizes a loan grading system that is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. All larger-balance criticized commercial loans and commercial real estate loans are individually reviewed by centralized credit personnel each quarter to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. Smaller-balance criticized loans are analyzed by business line risk management areas to ensure proper loan grade classification. Furthermore, criticized nonaccrual commercial loans and commercial real estate loans are considered impaired and, as a result, specific loss allowances on such loans are established within the allowance for credit losses to the extent appropriate in each individual instance.

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
December 31, 2016
Pass	$21,398,581	24,570,269	1,789,071	5,912,351
Criticized accrual	950,032	741,274	116,548	165,862
Criticized nonaccrual	261,434	176,201	16,707	18,111
Total	$22,610,047	25,487,744	1,922,326	6,096,324
December 31, 2015
Pass	$19,442,183	22,697,398	1,497,465	3,834,137
Criticized accrual	738,238	655,257	59,779	228,877
Criticized nonaccrual	241,917	179,606	28,429	16,363
Total	$20,422,338	23,532,261	1,585,673	4,079,377

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $44 million and $32 million, respectively, at December 31, 2016 and $55 million and $21 million, respectively, at December 31, 2015. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $16 million and $39 million, respectively, at December 31, 2016 and $20 million and $28 million, respectively, at December 31, 2015.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2016
Individually evaluated for impairment	$48,480	12,500	9,457	12,543	$82,980
Collectively evaluated for impairment	282,353	348,301	47,993	143,745	822,392
Purchased impaired	—	1,918	3,677	—	5,595
Allocated	$330,833	362,719	61,127	156,288	910,967
Unallocated					78,030
Total					$988,997
December 31, 2015
Individually evaluated for impairment	$44,752	19,175	12,727	13,306	$89,960
Collectively evaluated for impairment	255,615	307,000	57,624	163,511	783,750
Purchased impaired	37	656	1,887	1,503	4,083
Allocated	$300,404	326,831	72,238	178,320	877,793
Unallocated					78,199
Total					$955,992

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2016
Individually evaluated for impairment	$268,877	224,630	201,479	65,466	$760,452
Collectively evaluated for impairment	22,340,529	33,222,080	21,871,726	12,080,597	89,514,932
Purchased impaired	641	59,684	517,707	—	578,032
Total	$22,610,047	33,506,394	22,590,912	12,146,063	$90,853,416
December 31, 2015
Individually evaluated for impairment	$272,227	234,132	207,949	65,365	$779,673
Collectively evaluated for impairment	20,148,209	28,863,130	25,398,037	11,532,121	85,941,497
Purchased impaired	1,902	100,049	664,117	2,261	768,329
Total	$20,422,338	29,197,311	26,270,103	11,599,747	$87,489,499

6.    Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2016	2015
	(In thousands)
Land	$104,671	$105,435
Buildings — owned	448,442	443,507
Buildings — capital leases	—	1,108
Leasehold improvements	232,936	229,919
Furniture and equipment — owned	636,219	614,591
Furniture and equipment — capital leases	14,849	12,019
	1,437,117	1,406,579
Less: accumulated depreciation and amortization
Owned assets	756,245	732,315
Capital leases	5,609	7,582
	761,854	739,897
Premises and equipment, net	$675,263	$666,682

Net lease expense for all operating leases totaled $113,663,000 in 2016, $102,356,000 in 2015 and $104,297,000 in 2014. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

7.    Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Commercial Mortgage Loans
For the Year Ended December 31,	2016	2015	2014	2016	2015	2014
	(In thousands)
Beginning balance	$118,303	$109,871	$126,377	$83,692	$72,939	$72,499
Originations	28,618	35,556	28,285	40,117	29,914	15,922
Purchases	638	243	289	—	—	730
Amortization	(30,208)	(27,367)	(45,080)	(20,045)	(19,161)	(16,212)
	117,351	118,303	109,871	103,764	83,692	72,939
Valuation allowance	—	—	—	—	—	—
Ending balance, net	$117,351	$118,303	$109,871	$103,764	$83,692	$72,939

	Other			Total
For the Year Ended December 31,	2016	2015	2014	2016	2015	2014
	(In thousands)
Beginning balance	$729	$4,107	$11,225	$202,724	$186,917	$210,101
Originations	—	—	—	68,735	65,470	44,207
Purchases	—	—	—	638	243	1,019
Amortization	(729)	(3,378)	(7,118)	(50,982)	(49,906)	(68,410)
	—	729	4,107	221,115	202,724	186,917
Valuation allowance	—	—	—	—	—	—
Ending balance, net	$—	$729	$4,107	$221,115	$202,724	$186,917

Residential mortgage loans serviced for others were $53.2 billion at December 31, 2016, $61.7 billion at December 31, 2015 and $67.2 billion at December 31, 2014. Reflected in residential mortgage loans serviced for others were loans sub-serviced for others of $30.4 billion, $37.8 billion and $42.1 billion at December 31, 2016, 2015, and 2014, respectively. Commercial mortgage loans serviced for others were $11.8 billion at December 31, 2016, $11.0 billion at December 31, 2015 and $11.3 billion at December 31, 2014.

The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $235 million at December 31, 2016 and $249 million at December 31, 2015. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 12.2% and 12.4% at December 31, 2016 and 2015, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2016 and 2015, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 1095 basis points (hundredths of one percent) and 1119 basis points, respectively, over market implied forward London Interbank Offered Rates (“LIBOR”). The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $119 million and $99 million at December 31, 2016 and 2015, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2016 and 2015 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2016 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Commercial
Weighted-average prepayment speeds	11.30%
Impact on fair value of 10% adverse change	$(8,525,000)
Impact on fair value of 20% adverse change	(16,390,000)
Weighted-average OAS	10.95%
Impact on fair value of 10% adverse change	$(7,106,000)
Impact on fair value of 20% adverse change	(13,779,000)
Weighted-average discount rate		18.00%
Impact on fair value of 10% adverse change		$(5,285,000)
Impact on fair value of 20% adverse change		(10,186,000)

8.    Goodwill and other intangible assets

In accordance with GAAP, the Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2016
Core deposit	$887,459	$789,988	$97,471
Other	177,268	177,084	184
Total	$1,064,727	$967,072	$97,655
December 31, 2015
Core deposit	$887,459	$750,624	$136,835
Other	177,268	173,835	3,433
Total	$1,064,727	$924,459	$140,268

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. The remaining weighted-average amortization period as of December 31, 2016 was approximately six years. Amortization expense for core deposit and other intangible assets was $42,613,000, $26,424,000 and $33,824,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2017	$30,305
2018	23,462
2019	18,026
2020	13,323
2021	8,621
Later years	3,918
$97,655

In accordance with GAAP, the Company completed annual goodwill impairment tests as of October 1, 2016, 2015 and 2014. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2016 and 2015 for purposes of testing for impairment is as follows.

(In thousands)

Business Banking	$864,366
Commercial Banking	1,401,873
Commercial Real Estate	654,389
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,309,191
All Other	363,293
Total	$4,593,112

9.    Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2016
Amount outstanding	$163,442	—	$163,442
Weighted-average interest rate	0.32%	—	0.32%
For the year ended December 31, 2016
Highest amount at a month-end	$225,940	$1,974,013
Daily-average amount outstanding	203,853	689,969	$893,822
Weighted-average interest rate	0.28%	0.44%	0.41%
At December 31, 2015
Amount outstanding	$150,546	$1,981,636	$2,132,182
Weighted-average interest rate	0.06%	0.43%	0.40%
For the year ended December 31, 2015
Highest amount at a month-end	$202,951	$1,989,257
Daily-average amount outstanding	187,167	360,838	$548,005
Weighted-average interest rate	0.08%	0.43%	0.31%
At December 31, 2014
Amount outstanding	$192,676	—	$192,676
Weighted-average interest rate	0.07%	—	0.07%
For the year ended December 31, 2014
Highest amount at a month-end	$280,350	—
Daily-average amount outstanding	214,736	—	$214,736
Weighted-average interest rate	0.05%	—	0.05%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2016 matured on the next business day following year-end. Other short-term borrowings at December 31, 2015 represent borrowings from the FHLB of New York that were assumed in the acquisition of Hudson City. Those borrowings matured at various dates during 2016.

At December 31, 2016, M&T Bank had lines of credit under formal agreements as follows:

(In thousands)

Outstanding borrowings	$1,154,828
Unused	32,573,956

At December 31, 2016, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $22.5 billion. Additionally, M&T Bank had an available line of credit with the Federal Reserve Bank of New York totaling approximately $11.2 billion at December 31, 2016. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
	2016	2015
	(In thousands)
Senior notes of M&T Bank:
Variable rate due 2016	$—	$300,000
Variable rate due 2017	550,000	550,000
1.25% due 2017	499,999	499,984
1.40% due 2017	749,946	749,851
1.45% due 2018	501,829	503,527
2.25% due 2019	649,012	648,628
2.30% due 2019	749,473	749,219
2.10% due 2020	749,735	749,650
2.90% due 2025	749,320	749,236
Advances from FHLB:
Fixed rates	1,154,737	1,158,216
Agreements to repurchase securities	1,084,694	1,899,281
Subordinated notes of Wilmington Trust Corporation (a wholly owned subsidiary of M&T):
8.50% due 2018	207,651	213,417
Subordinated notes of M&T Bank:
6.625% due 2017	409,526	419,800
5.585% due 2020, variable rate commenced 2015	409,361	409,361
5.629% due 2021, variable rate commenced 2016	500,000	518,797
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
BSB Capital Trust I — 8.125%, due 2028	15,659	15,635
Provident Trust I — 8.29%, due 2028	26,293	25,817
Southern Financial Statutory Trust I — 10.60%, due 2030	6,620	6,583
Variable rates:
First Maryland Capital I — due 2027	146,256	145,717
First Maryland Capital II — due 2027	147,954	147,291
Allfirst Asset Trust — due 2029	96,494	96,349
BSB Capital Trust III — due 2033	15,464	15,464
Provident Statutory Trust III — due 2033	53,834	53,244
Southern Financial Capital Trust III — due 2033	7,968	7,889
Other	12,010	20,902
	$9,493,835	$10,653,858

The variable rate senior notes of M&T Bank pay interest quarterly at rates that are indexed to the three-month LIBOR. The contractual interest rates for those notes ranged from 1.18% to 1.26% at December 31, 2016 and from 0.62% to 0.75% at December 31, 2015. The weighted-average contractual interest rates payable were 1.22% at December 31, 2016 and 0.69% at December 31, 2015.

Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 1.17% to 7.32% with a weighted-average contractual interest rate of 1.65% at December 31, 2016 and 1.66% at

December 31, 2015. Advances from the FHLB mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

Long-term agreements to repurchase securities had contractual interest rates that ranged from 3.65% to 4.58% at December 31, 2016 and from 3.61% to 4.58% at December 31, 2015. The weighted-average contractual interest rates payable were 4.05% at December 31, 2016 and 4.00% at December 31, 2015. The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates. The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $1.1 billion and $2.0 billion at December 31, 2016 and 2015, respectively.

The subordinated notes of M&T Bank and Wilmington Trust Corporation are unsecured and are subordinate to the claims of other creditors of those entities. The subordinated notes of M&T Bank that mature in 2020 converted to variable rate notes in December 2015. These notes now pay interest monthly at a rate that is indexed to the one-month LIBOR. The contractual interest rates were 1.97% and 1.64% at December 31, 2016 and 2015, respectively. The subordinated notes of M&T Bank that mature in 2021 converted to variable rate notes in December 2016. These notes now pay interest quarterly at a rate that is indexed to the three-month LIBOR. The contractual interest rate was 1.57% at December 31, 2016.

The fixed and variable rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, in 2015 only 25% of then-outstanding Capital Securities were included in Tier 1 capital and beginning in 2016 none of the securities were included in M&T’s Tier 1 regulatory capital, but do qualify for inclusion in Tier 2 regulatory capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 1.74% to 4.23% at December 31, 2016 and from 1.18% to 3.67% at December 31, 2015. The weighted-average variable rates payable on those Junior Subordinated Debentures were 2.33% at December 31, 2016 and 1.78% at December 31, 2015.

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

Long-term borrowings at December 31, 2016 mature as follows:

(In thousands)
Year ending December 31:
2017	$3,442,484
2018	714,358
2019	2,299,502
2020	1,269,939
2021	500,144
Later years	1,267,408
$9,493,835

10.    Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T is presented below:

	December 31, 2016		December 31, 2015
	Shares Issued and Outstanding	Carrying value	Shares Issued and Outstanding	Carrying value
	(Dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	230,000	$230,000	230,000	$230,000
Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	151,500	$151,500	151,500	$151,500
Series D (b)
Fixed Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	—	—	50,000	$500,000
Series E (c)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	350,000	$350,000	350,000	$350,000
Series F (d)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000	—	—

(a)

Dividends, if declared, are paid at 6.375%. Warrants to purchase M&T common stock at $73.86 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 631,794 and 719,175 at December 31, 2016 and 2015, respectively.

(b)	The shares were fully redeemed in December 2016, having received the approval of the Federal Reserve to redeem such shares after issuing the Series F preferred stock.
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

(d)

Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 352 basis points.  The shares are redeemable in whole or in part on or after November 1, 2026.  Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,383 shares of M&T common stock at $518.96 per share was outstanding at each of December 31, 2016 and 2015. The obligation under that warrant was assumed by M&T in an acquisition.

11.    Stock-based compensation plans

Stock-based compensation expense was $65 million in 2016 and 2014, and $67 million in 2015. The Company recognized income tax benefits related to stock-based compensation of $31 million in 2016, $29 million in 2015 and $31 million in 2014.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock, restricted stock units and performance-based awards. At December 31, 2016 and 2015, respectively, there were 3,667,800 and 3,954,712 shares available for future grant under the Company’s equity incentive compensation plan.

Restricted stock awards

Restricted stock awards are comprised of restricted stock and restricted stock units. Restricted stock awards granted since 2014 vest over three years. Restricted stock awards granted prior to 2014 vest over four years. A portion of restricted stock awards granted after 2013 require a performance condition to be met before such awards vest. Unrecognized compensation expense associated with restricted stock was $12 million as of December 31, 2016 and is expected to be recognized over a weighted-average period of approximately one year. The Company may issue restricted shares from treasury stock to the extent available or issue new shares. The number of restricted shares issued was 218,341 in 2016, 218,183 in 2015 and 221,822 in 2014, with a weighted-average grant date fair value of $24,085,000 in 2016, $24,726,000 in 2015 and $24,765,000 in 2014. Unrecognized compensation expense associated with restricted stock units was $5 million as of December 31, 2016 and is expected to be recognized over a weighted-average period of approximately one year. The number of restricted stock units issued was 348,297 in 2016, 324,772 in 2015 and 299,525 in 2014, with a weighted-average grant date fair value of $38,795,000, $37,070,000 and $33,406,000, respectively.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price

Unvested at January 1, 2016	968,498	$109.38	625,888	$103.82
Granted	348,297	111.38	218,341	110.31
Vested	(570,509)	108.21	(324,981)	98.55
Cancelled	(6,936)	110.90	(19,924)	108.15
Unvested at December 31, 2016	739,350	$111.21	499,324	$109.92

Stock option awards

Stock options issued generally vested over four years and are exercisable over terms not exceeding ten years and one day. The Company used an option pricing model to estimate the grant date present value of stock options granted. Stock options granted in 2016, 2015 and 2014 were not significant.

A summary of stock option activity follows:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Life (In Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2016	4,223,710	$126.65
Granted	200	110.18
Exercised	(1,694,440)	106.68
Expired	(934,879)	140.75
Outstanding at December 31, 2016	1,594,591	$139.60	1.5	$39,326
Exercisable at December 31, 2016	1,594,149	$139.60	1.5	$39,305

For 2016, 2015 and 2014, M&T received $172 million, $93 million and $127 million, respectively, in cash and realized tax benefits from the exercise of stock options of $15 million, $6 million and $9 million, respectively. The intrinsic value of stock options exercised during those periods was $42 million, $17 million and $26 million, respectively. As of December 31, 2016, the amount of unrecognized compensation cost related to non-vested stock options was not significant. The total grant date fair value of stock options vested during 2016, 2015 and 2014 was not significant. Upon the exercise of stock options, the Company may issue shares from treasury stock to the extent available or issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, 2,500,000 shares of M&T common stock were authorized for issuance under a plan adopted in 2013. There were 97,880 shares issued in 2016, 89,384 shares issued in 2015 and 85,761 shares issued in 2014.  For 2016, 2015 and 2014, M&T received $9,528,000, $9,296,000 and $8,607,000, respectively, in cash for shares purchased through the employee stock purchase plan. Compensation expense recognized for the stock purchase plan was not significant in 2016, 2015 or 2014.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 23,188 and 26,365 at December 31, 2016 and 2015, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2016, 243,652 shares had been issued in connection with the directors’ stock plan.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors compensation plans. Shares of common stock issuable under such plans were 9,215 and 10,279 at December 31, 2016 and 2015, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

12.    Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2016	2015	2014
	(In thousands)

Service cost	$25,037	$24,372	$20,520
Interest cost on benefit obligation	83,410	72,731	69,162
Expected return on plan assets	(108,473)	(96,155)	(91,568)
Amortization of prior service credit	(3,228)	(6,005)	(6,552)
Recognized net actuarial loss	30,145	44,825	14,494
Net periodic pension expense	$26,891	$39,768	$6,056

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2016	2015	2014
	(In thousands)

Service cost	$1,595	$914	$605
Interest cost on benefit obligation	4,971	2,995	2,778
Amortization of prior service credit	(1,359)	(1,359)	(1,359)
Recognized net actuarial loss	60	106	—
Net other postretirement benefits expense	$5,267	$2,656	$2,024

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,004,531	$1,813,409	$121,497	$67,502
Service cost	25,037	24,372	1,595	914
Interest cost	83,410	72,731	4,971	2,995
Plan participants’ contributions	—	—	3,085	2,619
Amendments and curtailments	(28,308)	—	—	—
Actuarial (gain) loss	4,827	(83,593)	(10,553)	(2,431)
Business combinations	—	247,340	—	56,539
Medicare Part D reimbursement	—	—	592	420
Benefits paid	(82,339)	(69,728)	(11,265)	(7,061)
Benefit obligation at end of year	2,007,158	2,004,531	109,922	121,497
Change in plan assets:
Fair value of plan assets at beginning of year	1,625,134	1,505,661	—	—
Actual return on plan assets	88,564	(14,069)	—	—
Employer contributions	10,772	8,367	7,588	4,022
Plan participants’ contributions	—	—	3,085	2,619
Business combinations	—	194,903	—	—
Medicare Part D reimbursement	—	—	592	420
Benefits paid	(82,339)	(69,728)	(11,265)	(7,061)
Fair value of plan assets at end of year	1,642,131	1,625,134	—	—
Funded status	$(365,027)	$(379,397)	$(109,922)	$(121,497)
Accrued liabilities recognized in the consolidated balance sheet	$(365,027)	$(379,397)	$(109,922)	$(121,497)
Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss (gain)	$460,562	$494,279	$(6,413)	$4,200
Net prior service cost (credit)	3,505	277	(7,737)	(9,096)
Pre-tax adjustment to AOCI	464,067	494,556	(14,150)	(4,896)
Taxes	(182,611)	(194,608)	5,568	1,927
Net adjustment to AOCI	$281,456	$299,948	$(8,582)	$(2,969)

The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $160,433,000 as of December 31, 2016 and $161,657,000 as of December 31, 2015.

The accumulated benefit obligation for all defined benefit pension plans was $1,979,225,000 and $1,951,425,000 at December 31, 2016 and 2015, respectively.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. As indicated in the preceding table, as of December 31, 2016 the Company recorded a minimum liability adjustment of $449,916,000 ($464,066,000 related to pension plans and $(14,150,000) related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $272,874,000. In aggregate, the benefit plans realized a net gain during 2016 that allowed the Company to decrease its minimum liability adjustment from that which was recorded at December 31, 2015 by $39,743,000 with a corresponding increase to shareholders’ equity that, net of applicable deferred taxes, was $24,105,000. The net gain reflects the amortization of unrealized losses previously recorded in other comprehensive income and the reduction of future benefit accruals under the former Hudson City retirement plan upon its merger with the Company’s qualified pension plan as of December 31, 2016.  The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2016
Net loss (gain)	$24,736	$(10,553)	$14,183
Amendments and curtailments	(28,308)	—	(28,308)
Amortization of prior service credit	3,228	1,359	4,587
Amortization of actuarial loss	(30,145)	(60)	(30,205)
Total recognized in other comprehensive income, pre-tax	$(30,489)	$(9,254)	$(39,743)
2015
Net loss (gain)	$26,631	$(2,431)	$24,200
Amortization of prior service credit	6,005	1,359	7,364
Amortization of actuarial loss	(44,825)	(106)	(44,931)
Total recognized in other comprehensive income, pre-tax	$(12,189)	$(1,178)	$(13,367)

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2017:

	Pension Plans	Other Postretirement Benefit Plans
	(In thousands)

Amortization of net prior service cost (credit)	$557	$(1,359)
Amortization of net loss (gain)	27,196	(44)

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2016, 2015 and 2014 associated with the defined contribution pension plan was approximately $25 million, $23 million and $22 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015

Discount rate	4.00%	4.25%	4.00%	4.25%
Rate of increase in future compensation levels	4.39%	4.37%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014

Discount rate	4.25%	4.00%	4.75%	4.25%	4.00%	4.75%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—
Rate of increase in future compensation levels	4.37%	4.39%	4.42%	—	—	—

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

For measurement of other postretirement benefits, a 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017. The rate was assumed to decrease to 5.00% over 12 years. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)
Increase (decrease) in:
Service and interest cost	$106	$(87)
Accumulated postretirement benefit obligation	1,548	(1,400)

Plan assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places an emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 25 to 60 percent equity securities, 10 to 65 percent debt securities, and 10 to 85 percent money-market funds/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Assets are managed by a combination of internal and external investment managers. Equity securities may include investments in domestic and international equities, through individual securities, mutual funds and exchange-traded funds. Debt securities may include investments in corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies and U.S. Treasury securities, through individual securities and mutual funds. Additionally, the Company’s defined benefit pension plan held $234,969,000 (14.3% of total assets) of real estate, private investments, hedge funds and other investments at December 31, 2016. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2016, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$39,556	$35,562	$3,994	$—
Equity securities:
M&T	164,474	164,474	—	—
Domestic(a)	200,595	200,595	—	—
International(b)	14,364	14,364	—	—
Mutual funds:
Domestic(a)	250,472	250,472	—	—
International(b)	290,172	290,172	—	—
	920,077	920,077	—	—
Debt securities:
Corporate(c)	104,909	—	104,909	—
Government	121,869	—	121,869	—
International	13,073	—	13,073	—
Mutual funds:
Domestic(d)	205,847	205,847	—	—
	445,698	205,847	239,851	—
Other:
Diversified mutual fund	92,691	92,691	—	—
Real estate partnerships	3,112	768	—	2,344
Private equity	21,924	—	—	21,924
Hedge funds	106,250	85,270	—	20,980
Guaranteed deposit fund	10,992	—	—	10,992
	234,969	178,729	—	56,240
Total(e)	$1,640,300	$1,340,215	$243,845	$56,240

The fair values of the Company’s pension plan assets at December 31, 2015, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market funds	$69,634	$37,958	$31,676	$—
Equity securities:
M&T	148,800	148,800	—	—
Domestic(a)	106,993	106,993	—	—
International(b)	9,433	9,433	—	—
Mutual funds:
Domestic(a)	445,663	445,663	—	—
International(b)	348,869	348,869	—	—
	1,059,758	1,059,758	—	—
Debt securities:
Corporate(c)	105,499	—	105,499	—
Government	120,346	—	120,346	—
International	7,492	—	7,492	—
Mutual funds:
Domestic(d)	51,028	51,028	—	—
	284,365	51,028	233,337	—
Other:
Diversified mutual fund	70,343	70,343	—	—
Real estate partnerships	2,787	—	—	2,787
Private equity	5,603	—	—	5,603
Hedge funds	119,549	81,861	—	37,688
Guaranteed deposit fund	11,596	—	—	11,596
	209,878	152,204	—	57,674
Total(e)	$1,623,635	$1,300,948	$265,013	$57,674

(a)	This category is comprised of equities of companies primarily within the mid-cap and large-cap sectors of the U.S. economy and range across diverse industries.
(b)	This category is comprised of equities in companies primarily within the mid-cap and large-cap sectors of international markets mainly in developed markets in Europe and the Pacific Rim.
(c)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(d)

Approximately 75% of the mutual funds were invested in investment grade bonds and 25% in high-yielding bonds at December 31, 2016. Approximately 33% of the mutual funds were invested in investment grade bonds and 67% in high-yielding bonds at December 31, 2015. The holdings within the funds were spread across diverse industries.

(e)	Excludes dividends and interest receivable totaling $1,831,000 and $1,499,000 at December 31, 2016 and 2015, respectively.

Pension plan assets included common stock of M&T with a fair value of $164,474,000 (10.0% of total plan assets) at December 31, 2016 and $148,800,000 (9.2% of total plan assets) at December 31, 2015. No other investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2016. Assets subject to Level 3 valuations did not constitute a significant portion of plan assets at December 31, 2016 or December 31, 2015.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2016 were as follows:

	Balance – January 1, 2016	Purchases (Sales)	Total Realized/ Unrealized Gains (Losses)	Balance – December 31, 2016
	(In thousands)
Other
Private real estate	$2,787	$(1,111)	$668	$2,344
Private equity	5,603	17,177	(856)	21,924
Hedge funds	37,688	(16,337)	(371)	20,980
Guaranteed deposit fund	11,596	(540)	(64)	10,992
Total	$57,674	$(811)	$(623)	$56,240

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. Subject to the impact of actual events and circumstances that may occur in 2017, the Company may make contributions to the qualified defined benefit pension plan in 2017, but the amount of any such contribution has not yet been determined. The Company did not make any contributions to the plan in 2016 or 2015. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $10,772,000 and $8,367,000 in 2016 and 2015, respectively. Payments made by the Company for postretirement benefits were $7,588,000 and $4,022,000 in 2016 and 2015, respectively. Payments for supplemental pension and other postretirement benefits for 2017 are not expected to differ from those made in 2016 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2017	$81,927	$8,142
2018	85,715	8,220
2019	91,819	8,251
2020	96,465	8,259
2021	101,698	8,235
2022 through 2026	568,830	40,282

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $36,766,000, $34,145,000 and $32,466,000 in 2016, 2015 and 2014, respectively.

13.    Income taxes

The components of income tax expense were as follows:

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Current
Federal	$428,750	$130,349	$378,978
State and city	95,426	21,549	50,790
Total current	524,176	151,898	429,768
Deferred
Federal	147,662	324,317	65,503
State and city	26,351	72,279	27,345
Total deferred	174,013	396,596	92,848
Amortization of investments in qualified affordable housing projects	45,095	46,531	53,383
Total income taxes applicable to pre-tax income	$743,284	$595,025	$575,999

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2016, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $137,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were an expense of $11,929,000 in 2016. There were no significant gains or losses on bank investment securities in 2015 or 2014. No alternative minimum tax expense was recognized in 2016, 2015 or 2014.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2016	2015	2014
	(In thousands)

Income taxes at statutory federal income tax rate	$720,439	$586,142	$574,786
Increase (decrease) in taxes:
Tax-exempt income	(35,364)	(33,102)	(31,752)
State and city income taxes, net of federal income tax effect	79,155	60,988	50,788
Qualified affordable housing project federal tax credits, net	(15,091)	(15,297)	(14,827)
Other	(5,855)	(3,706)	(2,996)
	$743,284	$595,025	$575,999

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2016	2015	2014
	(In thousands)

Losses on loans and other assets	$590,288	$637,955	$605,273
Retirement benefits	143,067	148,722	120,222
Postretirement and other employee benefits	52,512	55,962	34,052
Incentive and other compensation plans	36,616	60,337	36,450
Interest on loans	61,266	57,640	79,147
Stock-based compensation	52,181	72,090	64,017
Unrealized investment losses	10,741	—	—
Depreciation and amortization	—	—	3,527
Other	106,876	162,086	100,999
Gross deferred tax assets	1,053,547	1,194,792	1,043,687
Leasing transactions	(266,268)	(285,074)	(280,596)
Unrealized investment gains	—	(31,121)	(82,065)
Capitalized servicing rights	(71,108)	(59,171)	(46,393)
Depreciation and amortization	(63,959)	(56,731)	—
Other	(87,200)	(55,611)	(66,939)
Gross deferred tax liabilities	(488,535)	(487,708)	(475,993)
Net deferred tax asset	$565,012	$707,084	$567,694

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 25 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)

Gross unrecognized tax benefits at January 1, 2014	$14,611	$14,696	$29,307
Increases as a result of tax positions taken during 2014	769	—	769
Increases as a result of tax positions taken in prior years	—	453	453
Decreases as a result of settlements with taxing authorities	(4,668)	(11,280)	(15,948)
Gross unrecognized tax benefits at December 31, 2014	10,712	3,869	14,581
Increases as a result of tax positions taken during 2015	8,108	—	8,108
Increases as a result of tax positions taken in prior years	—	807	807
Decreases as a result of settlements with taxing authorities	(1,515)	(274)	(1,789)
Unrealized tax benefits acquired in a business combination	7,232	3,567	10,799
Gross unrecognized tax benefits at December 31, 2015	24,537	7,969	32,506
Increases as a result of tax positions taken during 2016	12,237	—	12,237
Increases as a result of tax positions taken in prior years	—	656	656
Decreases as a result of tax positions taken in prior years	(885)	(710)	(1,595)
Gross unrecognized tax benefits at December 31, 2016	$35,889	$7,915	43,804
Less: Federal, state and local income tax benefits			(15,332)
Net unrecognized tax benefits at December 31, 2016 that, if recognized, would impact the effective income tax rate			$28,472

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2016 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Examinations by the Internal Revenue Service of the Company’s federal income tax returns have been largely concluded through 2015, although under statute the income tax returns from 2010 and 2013 through 2015 could be adjusted. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2012. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.    Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2016	2015	2014
	(In thousands, except per share)
Income available to common shareholders:
Net income	$1,315,114	$1,079,667	$1,066,246
Less: Preferred stock dividends(a)	(81,270)	(81,270)	(75,878)
Net income available to common equity	1,233,844	998,397	990,368
Less: Income attributable to unvested stock-based compensation awards	(10,385)	(10,708)	(11,837)
Net income available to common shareholders	$1,223,459	$987,689	$978,531
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	158,121	138,285	132,532
Less: Unvested stock-based compensation awards	(1,341)	(1,482)	(1,582)
Weighted-average shares outstanding	156,780	136,803	130,950

Basic earnings per common share	$7.80	$7.22	$7.47

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2016	2015	2014
	(In thousands, except per share)

Net income available to common equity	$1,233,844	$998,397	$990,368
Less: Income attributable to unvested stock-based compensation awards	(10,363)	(10,673)	(11,787)
Net income available to common shareholders	$1,223,481	$987,724	$978,581
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	158,121	138,285	132,532
Less: Unvested stock-based compensation awards	(1,341)	(1,482)	(1,582)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	524	730	894
Adjusted weighted-average shares outstanding	157,304	137,533	131,844

Diluted earnings per common share	$7.78	$7.18	$7.42

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing common shares of approximately 2,171,000 in 2016, 2,268,000 in 2015 and 2,017,000 in 2014 were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.    Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities		Defined		Total
	With OTTI (a)	All Other	Benefit Plans	Other	Amount Before Tax		Income Tax	Net
	(In thousands)

Balance — January 1, 2016	$16,359	$62,849	$(489,660)	$(4,093)	$(414,545)		$162,918	$(251,627)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	30,366	(110,316)	—	—	(79,950)		31,509	(48,441)
Foreign currency translation adjustment	—	—	—	(4,020)	(4,020)		1,406	(2,614)
Current year benefit plans gains	—	—	14,125	—	14,125		(5,557)	8,568
Total other comprehensive income (loss) before reclassifications	30,366	(110,316)	14,125	(4,020)	(69,845)		27,358	(42,487)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to- maturity ("HTM") securities	—	3,996	—	—	3,996	(b)	(1,572)	2,424
Gains realized in net income	—	(30,314)	—	—	(30,314)	(c)	11,925	(18,389)
Accretion of net gain on terminated cash flow hedges	—	—	—	(155)	(155)	(d)	61	(94)
Amortization of prior service credit	—	—	(4,587)	—	(4,587)	(e)	1,805	(2,782)
Amortization of actuarial losses	—	—	30,205	—	30,205	(e)	(11,886)	18,319
Total reclassifications	—	(26,318)	25,618	(155)	(855)		333	(522)
Total gain (loss) during the period	30,366	(136,634)	39,743	(4,175)	(70,700)		27,691	(43,009)
Balance — December 31, 2016	$46,725	$(73,785)	$(449,917)	$(8,268)	$(485,245)		$190,609	$(294,636)

	Investment Securities		Defined		Total
	With OTTI (a)	All Other	Benefit Plans	Other	Amount Before Tax		Income Tax	Net
	(In thousands)

Balance — January 1, 2015	$7,438	$201,828	$(503,027)	$(4,082)	$(297,843)		$116,849	$(180,994)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	8,921	(142,623)	—	—	(133,702)		52,376	(81,326)
Foreign currency translation adjustment	—	—	—	(1,323)	(1,323)		398	(925)
Gains on cash flow hedges	—	—	—	1,453	1,453		(572)	881
Current year benefit plans losses	—	—	(24,200)	—	(24,200)		8,612	(15,588)
Total other comprehensive income (loss) before reclassifications	8,921	(142,623)	(24,200)	130	(157,772)		60,814	(96,958)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	—	3,514	—	—	3,514	(b)	(1,383)	2,131
Losses realized in net income	—	130	—	—	130	(c)	(49)	81
Accretion of net gain on terminated cash flow hedges	—	—	—	(141)	(141)	(d)	56	(85)
Amortization of prior service credit	—	—	(7,364)	—	(7,364)	(e)	2,620	(4,744)
Amortization of actuarial losses	—	—	44,931	—	44,931	(e)	(15,989)	28,942
Total reclassifications	—	3,644	37,567	(141)	41,070		(14,745)	26,325
Total gain (loss) during the period	8,921	(138,979)	13,367	(11)	(116,702)		46,069	(70,633)
Balance — December 31, 2015	$16,359	$62,849	$(489,660)	$(4,093)	$(414,545)		$162,918	$(251,627)

	Investment Securities		Defined		Total
	With OTTI (a)	All Other	Benefit Plans	Other	Amount Before Tax		Income Tax	Net
	(In thousands)

Balance — January 1, 2014	$37,255	$18,450	$(161,617)	$115	$(105,797)		$41,638	$(64,159)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(29,818)	180,005	—	—	150,187		(58,962)	91,225
Foreign currency translation adjustment	—	—	—	(4,039)	(4,039)		1,432	(2,607)
Unrealized losses on cash flow hedges	—	—	—	(165)	(165)		65	(100)
Current year benefit plans losses	—	—	(347,993)	—	(347,993)		136,587	(211,406)
Total other comprehensive income (loss) before reclassifications	(29,818)	180,005	(347,993)	(4,204)	(202,010)		79,122	(122,888)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	1	3,373	—	—	3,374	(b)	(1,324)	2,050
Amortization of losses on terminated cash flow hedges	—	—	—	7	7	(d)	(3)	4
Amortization of prior service credit	—	—	(7,911)	—	(7,911)	(e)	3,105	(4,806)
Amortization of actuarial losses	—	—	14,494	—	14,494	(e)	(5,689)	8,805
Total reclassifications	1	3,373	6,583	7	9,964		(3,911)	6,053
Total gain (loss) during the period	(29,817)	183,378	(341,410)	(4,197)	(192,046)		75,211	(116,835)
Balance — December 31, 2014	$7,438	$201,828	$(503,027)	$(4,082)	$(297,843)		$116,849	$(180,994)

(a)	Other-than-temporary impairment.
(b)	Included in interest income.
(c)	Included in gain (loss) on bank investment securities.
(d)	Included in interest expense.
(e)	Included in salaries and employee benefits expense.

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment securities		Defined Benefit
	With OTTI	All Other	Plans	Other	Total
	(In thousands)

Balance at January 1, 2014	$22,632	$11,294	$(98,182)	$97	$(64,159)
Net gain (loss) during 2014	(18,114)	111,389	(207,407)	(2,703)	(116,835)
Balance at December 31, 2014	4,518	122,683	(305,589)	(2,606)	(180,994)
Net gain (loss) during 2015	5,403	(84,517)	8,610	(129)	(70,633)
Balance at December 31, 2015	9,921	38,166	(296,979)	(2,735)	(251,627)
Net gain (loss) during 2016	18,417	(82,823)	24,105	(2,708)	(43,009)
Balance at December 31, 2016	$28,338	$(44,657)	$(272,874)	$(5,443)	$(294,636)

16.    Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Other income:
Credit-related fee income	$70,424	$81,558	$72,454
Letter of credit fees		52,724	56,708
Bank owned life insurance		52,984	50,004
Other expense:
Professional services	268,060	267,540	324,460
Amortization of capitalized servicing rights		49,906	68,410

17.    International activities

The Company engages in limited international activities including certain trust-related services in Europe, collecting Eurodollar deposits, engaging in foreign currency transactions associated with customer activity, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $292 million and $265 million of loans to foreign borrowers at December 31, 2016 and 2015, respectively. Deposits at M&T Bank’s Cayman Islands office were $202 million and $170 million at December 31, 2016 and 2015, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. Deposits at M&T Bank’s office in Ontario, Canada were $50 million at December 31, 2016 and $35 million at December 31, 2015. Revenues from providing international trust-related services were approximately $25 million in 2016, $26 million in 2015 and $31 million in 2014.

18.    Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant as of December 31, 2016.

The net effect of interest rate swap agreements was to increase net interest income by $37 million in 2016, $44 million in 2015 and $45 million in 2014. The average notional amounts of interest rate swap agreements impacting net interest income that were entered into for interest rate risk management purposes were $1.4 billion in each of 2016, 2015 and 2014.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted- Average Rate		Estimated Fair
	Amount	Maturity	Fixed	Variable	Value Gain
	(In thousands)	(In years)			(In thousands)
December 31, 2016
Fair value hedges:
Fixed rate long-term borrowings(a)	$900,000	1.1	3.75%	2.08%	$11,892
December 31, 2015
Fair value hedges:
Fixed rate long-term borrowings(a)	$1,400,000	1.7	4.42%	1.39%	$43,892

(a)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2016 mature as follows:

(In thousands)
Year ending December 31:
2017	$400,000
2018	500,000
$900,000

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $21.6 billion and $18.4 billion at December 31, 2016 and 2015, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $471 million and $1.6 billion at December 31, 2016 and 2015, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	December 31		December 31
	2016	2015	2016	2015
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements(a)	$11,892	$43,892	$—	$—
Commitments to sell real estate loans(a)	33,189	1,844	1,347	656
	45,081	45,736	1,347	656
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale(a)	8,060	10,282	735	403
Commitments to sell real estate loans(a)	5,210	533	399	846
Trading:
Interest rate contracts(b)	228,810	203,517	167,737	153,723
Foreign exchange and other option and futures contracts(b)	7,908	8,569	6,639	7,022
	249,988	222,901	175,510	161,994
Total derivatives	$295,069	$268,637	$176,857	$162,650

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

	Amount of Gain (Loss) Recognized
	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings(a)	$(32,000)	30,906	$(29,359)	28,719	$(29,624)	28,870
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts(b)	$14,042		$10,755		$3,398
Foreign exchange and other option and futures contracts(b)	7,665		9,337		7,670
Total	$21,707		$20,092		$11,068

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $28 million and $18 million at December 31, 2016 and 2015, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $34 million and $59 million at December 31, 2016 and 2015, respectively. After consideration of such netting arrangements, the net liability positions with counterparties aggregated $30 million and $55 million at December 31, 2016 and 2015, respectively. The Company was required to post collateral relating to those positions of $27 million and $52 million at December 31, 2016 and 2015, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties to the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on December 31, 2016 was $2 million, for which the Company was not required to post collateral in the normal course of business. If the credit risk-related contingent features had been triggered on December 31, 2016, the maximum amount of additional collateral the Company would have been required to post with counterparties was $2 million.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $15 million and $23 million at December 31, 2016 and 2015, respectively. After consideration of such netting arrangements, the net asset positions with counterparties aggregated $11 million and $19 million at December 31, 2016 and 2015, respectively. Counterparties posted collateral relating to those positions of $9 million and $22 million at December 31, 2016 and 2015, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral depending on the contracts being in a net asset or liability position. The amount of initial margin posted by the Company was $111 million and $52 million at December 31, 2016 and 2015, respectively. The net fair values of derivative instruments cleared through clearinghouses for which variation margin is required was a net asset position of $63 million at December 31, 2016. Collateral posted by the clearinghouses associated with that net asset position was $81 million at December 31, 2016. The net fair values of derivative instruments cleared through clearinghouses for which variation margin is required was a net liability position of $50 million at December 31, 2015. Collateral posted by the Company associated with that net liability position was $47 million at December 31, 2015.

19.    Variable interest entities and asset securitizations

In accordance with GAAP, the Company determined that it was the primary beneficiary of a residential mortgage loan securitization trust considering its role as servicer and its retained subordinated interests in the trust. As a result, the Company had included the one-to-four family residential mortgage loans that were included in the trust in its consolidated financial statements. In the first quarter of 2016, the securitization trust was terminated as the Company exercised its right to purchase the underlying mortgage loans pursuant to the clean-up call provisions of the trust.  At December 31, 2015, the carrying value of the loans in the securitization trust was $81 million. The outstanding principal amount of mortgage-backed securities issued by the qualified special purpose trust that was held by parties unrelated to M&T at December 31, 2015 was $13 million.

During the years ended December 31, 2016, 2015 and 2014, the Company securitized one-to-four family residential real estate loans that had been originated for sale in guaranteed mortgage securitizations with Ginnie Mae totaling $24 million, $65 million and $135 million, respectively, and retained those securities in its investment securities portfolio. Pre-tax gains on such transactions were not material. As a result of the securitization structures, the Company does not have effective control over the underlying loans and expects no material credit-related losses on the retained securities as a result of the guarantees by Ginnie Mae.

As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At December 31, 2016 and 2015, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $24 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.0 billion at December 31, 2016 and $1.1 billion at December 31, 2015. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $294 million, including $102 million of unfunded commitments, at December 31, 2016 and $295 million, including $78 million of unfunded commitments, at December 31, 2015. Contingent commitments to provide additional capital contributions to these partnerships were not material at December 31, 2016. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

20.    Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2016.

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

Included in collateralized debt obligations at December 31, 2015 were securities backed by trust preferred securities issued by financial institutions and other entities. As disclosed in note 3, the Company sold its collateralized debt obligations in 2016. The Company performed internal modeling to estimate the cash flows and fair value of its portfolio of securities backed by trust preferred securities at December 31, 2015. The modeling techniques included estimating cash flows using bond-specific assumptions about future collateral defaults and related loss severities. The resulting cash flows were then discounted by reference to market yields observed in the single-name trust preferred securities market. In determining a market yield applicable to the estimated cash flows, a margin over LIBOR, ranging from 4% to 10% with a weighted-average of 8% was used. Significant unobservable inputs used in the determination of estimated fair value of collateralized debt obligations are included in the accompanying table of significant unobservable inputs to Level 3 measurements. At December 31, 2015, the total amortized cost and fair value of securities backed by trust preferred securities issued by financial institutions and other entities were $28 million and $47 million, respectively.

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

The following tables present assets and liabilities at December 31, 2016 and 2015 measured at estimated fair value on a recurring basis:

	Fair Value Measurements at December 31, 2016	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)

Trading account assets	$323,867	$46,135	$277,732	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,902,544	—	1,902,544	—
Obligations of states and political subdivisions	3,641	—	3,641	—
Mortgage-backed securities:
Government issued or guaranteed	10,954,861	—	10,954,861	—
Privately issued	44	—	—	44
Other debt securities	118,516	—	118,516	—
Equity securities	352,466	301,711	50,755	—
	13,332,072	301,711	13,030,317	44
Real estate loans held for sale	1,056,180	—	1,056,180	—
Other assets(b)	58,351	—	50,291	8,060
Total assets	$14,770,470	$347,846	$14,414,520	$8,104
Trading account liabilities	$174,376	$—	$174,376	$—
Other liabilities(b)	2,481	—	1,746	735
Total liabilities	$176,857	$—	$176,122	$735

	Fair Value Measurements at December 31, 2015	Level 1(a)	Level 2(a)	Level 3
	(In thousands)

Trading account assets	$273,783	$56,763	$217,020	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	299,997	—	299,997	—
Obligations of states and political subdivisions	6,028	—	6,028	—
Mortgage-backed securities:
Government issued or guaranteed	11,686,628	—	11,686,628	—
Privately issued	74	—	—	74
Collateralized debt obligations	47,393	—	—	47,393
Other debt securities	118,880	—	118,880	—
Equity securities	83,671	65,178	18,493	—
	12,242,671	65,178	12,130,026	47,467
Real estate loans held for sale	392,036	—	392,036	—
Other assets(b)	56,551	—	46,269	10,282
Total assets	$12,965,041	$121,941	$12,785,351	$57,749
Trading account liabilities	$160,745	$—	$160,745	$—
Other liabilities(b)	1,905	—	1,502	403
Total liabilities	$162,650	$—	$162,247	$403

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2016 and 2015.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2016 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)

Balance - January 1, 2016	$74	$47,393		$9,879
Total gains (losses) realized/unrealized:
Included in earnings	—	30,041	(c)	110,937	(b)
Included in other comprehensive income	—	(18,268)	(d)	—
Sales	—	(58,296)		—
Settlements	(30)	(870)		—
Transfers out of Level 3(a)	—	—		(113,491)	(e)
Balance — December 31, 2016	$44	$—		$7,325
Changes in unrealized gains included in earnings related to assets still held at December 31, 2016	$—	$—		$7,256	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2015 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2015	$103	$50,316		$17,347
Total gains realized/unrealized:
Included in earnings	—	—		87,061	(b)
Included in other comprehensive income	—	3,254	(d)	—
Settlements	(29)	(6,177)		—
Transfers out of Level 3(a)	—	—		(94,529)	(e)
Balance — December 31, 2015	$74	$47,393		$9,879
Changes in unrealized gains included in earnings related to assets still held at December 31, 2015	$—	$—		$8,850	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the year ended December 31, 2014 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities		Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)

Balance – January 1, 2014	$1,850		$63,083		$3,941
Total gains realized/unrealized:
Included in earnings	—		—		83,417	(b)
Included in other comprehensive income	271	(d)	8,209	(d)	—
Settlements	(2,018)		(20,976)		—
Transfers out of Level 3(a)	—		—		(70,011)	(e)
Balance – December 31, 2014	$103		$50,316		$17,347
Changes in unrealized gains included in earnings related to assets still held at December 31, 2014	$—		$—		$18,196	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Reported as gain (loss) on bank investment securities in the consolidated statement of income.
(d)	Reported as net unrealized gains (losses) on investment securities in the consolidated statement of comprehensive income.
(e)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 15% to 90% at December 31,

2016. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related non-recurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $293 million at December 31, 2016, ($153 million and $140 million of which were classified as Level 2 and Level 3, respectively), $210 million at December 31, 2015 ($106 million and $104 million of which were classified as Level 2 and Level 3, respectively), and $173 million at December 31, 2014 ($94 million and $79 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized during the years ended December 31, 2016, 2015 and 2014 for partial charge-offs of loans and loan impairment reserves on loans held by the Company at the end of each of those years were decreases of $71 million, $75 million and $55 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $56 million and $29 million at December 31, 2016 and December 31, 2015, respectively. Changes in fair value recognized during the years ended December 31, 2016, 2015 and 2014 for foreclosed assets held by the Company at the end of each of those years were not material.

Significant unobservable inputs to level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2016 and 2015:

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)

Recurring fair value measurements:

Privately issued mortgage-backed securities	$44	Two independent pricing quotes	—	—
Net other assets (liabilities)(a)	7,325	Discounted cash flow	Commitment expirations	0%-77% (30%)

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)

Recurring fair value measurements:

Privately issued mortgage-backed securities	$74	Two independent pricing quotes	—	—
Collateralized debt obligations	47,393	Discounted cash flow	Probability of default	10%-56% (31%)
			Loss severity	100%

Net other assets (liabilities)(a)	9,879	Discounted cash flow	Commitment expirations	0%-60% (39%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,320,549	1,320,549	1,249,654	70,895	—
Interest-bearing deposits at banks	5,000,638	5,000,638	—	5,000,638	—
Trading account assets	323,867	323,867	46,135	277,732	—
Investment securities	16,250,468	16,244,412	301,711	15,821,176	121,525
Loans and leases:
Commercial loans and leases	22,610,047	22,239,428	—	—	22,239,428
Commercial real estate loans	33,506,394	33,129,428	—	642,590	32,486,838
Residential real estate loans	22,590,912	22,638,167	—	4,912,488	17,725,679
Consumer loans	12,146,063	12,061,590	—	—	12,061,590
Allowance for credit losses	(988,997)	—	—	—	—
Loans and leases, net	89,864,419	90,068,613	—	5,555,078	84,513,535
Accrued interest receivable	308,805	308,805	—	308,805	—
Financial liabilities:
Noninterest-bearing deposits	$(32,813,896)	(32,813,896)	—	(32,813,896)	—
Savings and interest-checking deposits	(52,346,207)	(52,346,207)	—	(52,346,207)	—
Time deposits	(10,131,846)	(10,222,585)	—	(10,222,585)	—
Deposits at Cayman Islands office	(201,927)	(201,927)	—	(201,927)	—
Short-term borrowings	(163,442)	(163,442)	—	(163,442)	—
Long-term borrowings	(9,493,835)	(9,473,844)	—	(9,473,844)	—
Accrued interest payable	(75,172)	(75,172)	—	(75,172)	—
Trading account liabilities	(174,376)	(174,376)	—	(174,376)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$7,325	7,325	—	—	7,325
Commitments to sell real estate loans	36,653	36,653	—	36,653	—
Other credit-related commitments	(136,295)	(136,295)	—	—	(136,295)
Interest rate swap agreements used for interest rate risk management	11,892	11,892	—	11,892	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,368,040	1,368,040	1,276,678	91,362	—
Interest-bearing deposits at banks	7,594,350	7,594,350	—	7,594,350	—
Trading account assets	273,783	273,783	56,763	217,020	—
Investment securities	15,656,439	15,660,877	65,178	15,406,404	189,295
Loans and leases:
Commercial loans and leases	20,422,338	20,146,201	—	—	20,146,201
Commercial real estate loans	29,197,311	29,044,244	—	38,774	29,005,470
Residential real estate loans	26,270,103	26,267,771	—	4,727,816	21,539,955
Consumer loans	11,599,747	11,550,270	—	—	11,550,270
Allowance for credit losses	(955,992)	—	—	—	—
Loans and leases, net	86,533,507	87,008,486	—	4,766,590	82,241,896
Accrued interest receivable	306,496	306,496	—	306,496	—
Financial liabilities:
Noninterest-bearing deposits	$(29,110,635)	(29,110,635)	—	(29,110,635)	—
Savings and interest-checking deposits	(49,566,644)	(49,566,644)	—	(49,566,644)	—
Time deposits	(13,110,392)	(13,135,042)	—	(13,135,042)	—
Deposits at Cayman Islands office	(170,170)	(170,170)	—	(170,170)	—
Short-term borrowings	(2,132,182)	(2,132,182)	—	(2,132,182)	—
Long-term borrowings	(10,653,858)	(10,639,556)	—	(10,639,556)	—
Accrued interest payable	(85,145)	(85,145)	—	(85,145)	—
Trading account liabilities	(160,745)	(160,745)	—	(160,745)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$9,879	9,879	—	—	9,879
Commitments to sell real estate loans	875	875	—	875	—
Other credit-related commitments	(122,334)	(122,334)	—	—	(122,334)
Interest rate swap agreements used for interest rate risk management	43,892	43,892	—	43,892	—

With the exception of marketable securities, certain off-balance sheet financial instruments and mortgage loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of GAAP that require disclosures of fair value of financial instruments, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. The following assumptions, methods and calculations were used in determining the estimated fair value of financial instruments not measured at fair value in the consolidated balance sheet.

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

	December 31
	2016	2015
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,499,609	$5,631,680
Commercial real estate loans to be sold	70,100	57,597
Other commercial real estate	6,451,709	5,949,933
Residential real estate loans to be sold	478,950	488,621
Other residential real estate	232,721	212,619
Commercial and other	12,298,473	11,802,850
Standby letters of credit	2,987,091	3,330,013
Commercial letters of credit	44,723	55,559
Financial guarantees and indemnification contracts	3,043,580	2,794,322
Commitments to sell real estate loans	1,489,237	782,885

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $2.8 billion and $2.5 billion at December 31, 2016 and 2015, respectively.

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

The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements expiring at various dates over the next 22 years. Minimum lease payments under noncancelable operating leases are summarized in the following table:

(In thousands)
Year ending December 31:
2017	$99,847
2018	94,448
2019	74,814
2020	58,216
2021	44,508
Later years	94,825
$466,658

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. Nevertheless, given the outcome of the matter discussed in the following paragraph, at December 31, 2016 the Company’s remaining obligation to loan purchasers was not considered material to the Company’s consolidated financial position.

The Company was the subject of an investigation by government agencies relating to the origination of Federal Housing Administration (“FHA”) insured residential home loans and residential home loans sold to The Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Fannie Mae. A number of other U.S. financial institutions have announced similar investigations. Regarding FHA loans, the U.S. Department of Housing and Urban Development (“HUD”) Office of Inspector General and the U.S. Department of Justice (collectively, the “Government”) investigated whether the Company complied with underwriting guidelines concerning certain loans where HUD paid FHA insurance claims. The Company fully cooperated with the investigation. The Government advised the Company that based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans did not meet underwriting guidelines. The Company, based on its own review of the sample, did not agree with the sampling methodology and loan analysis employed by the Government. Regarding loans originated by the Company and sold to Freddie Mac and Fannie Mae, the investigation concerned whether the mortgages sold to Freddie Mac and Fannie Mae complied with applicable underwriting guidelines. The Company also cooperated with that portion of the investigation. In order to bring those investigations to a close, M&T Bank entered into a settlement agreement with the Government under which M&T Bank paid $64 million on May 12, 2016, without admitting liability. As a result, on May 20, 2016, a Joint Stipulation of Dismissal was filed with the United States District Court for the Western District of New York. The settlement did not have a material impact on the Company’s consolidated financial condition or results of operations in the year ended December 31, 2016.

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

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. During 2016, the Company revised its funds transfer pricing allocation related to borrowings and to the residential real estate loans obtained in the acquisition of Hudson City, retroactive to 2015. Accordingly, segment financial information for the year ended December 31, 2015 has been reclassified to conform to the current methodology. As a result, net interest income, income tax expense and net income increased in the Discretionary Portfolio segment and decreased in the “All Other” category by $12 million, $5 million and $7 million, respectively, for the year ended December 31, 2015 from that which was previously reported.

Information about the Company’s segments is presented in the accompanying table. Income statement amounts are in thousands of dollars. Balance sheet amounts are in millions of dollars.

	For the Years Ended December 31, 2016, 2015 and 2014
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net interest income(a)	$354,333	$338,855	$345,773	$785,874	$753,604	$746,344	$608,385	$577,922	$555,358	$345,926	$97,626	$74,204
Noninterest income	108,783	108,195	105,149	274,923	290,142	254,295	179,706	142,948	125,087	26,075	28,114	27,464
	463,116	447,050	450,922	1,060,797	1,043,746	1,000,639	788,091	720,870	680,445	372,001	125,740	101,668
Provision for credit losses	12,709	15,513	18,883	34,903	25,089	33,213	(3,447)	(8,003)	(7,339)	32,925	7,599	16,547
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	—	—	—	—	—
Depreciation and other amortization	404	407	405	520	566	588	20,120	19,247	16,300	472	679	891
Other noninterest expense	292,124	264,163	263,734	327,616	288,303	284,091	204,965	169,688	169,039	95,300	49,839	33,522
Income (loss) before taxes	157,879	166,967	167,900	697,758	729,788	682,747	566,453	539,938	502,445	243,304	67,623	50,708
Income tax expense (benefit)	64,533	68,209	68,630	286,062	298,758	279,819	216,095	199,297	186,485	79,766	8,351	2,365
Net income (loss)	$93,346	$98,758	$99,270	$411,696	$431,030	$402,928	$350,358	$340,641	$315,960	$163,538	$59,272	$48,343
Average total assets (in millions)	$5,456	$5,339	$5,278	$25,592	$24,143	$22,860	$21,131	$18,827	$17,405	$40,867	$26,648	$20,798
Capital expenditures (in millions)	$—	$—	$2	$—	$—	$—	$—	$—	$—	$—	$—	$—

				For the Years Ended December 31, 2016, 2015 and 2014
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net interest income(a)	$70,655	$63,939	$67,482	$1,074,125	$917,041	$908,828	$230,589	$93,600	$(21,543)	$3,469,887	$2,842,587	$2,676,446
Noninterest income	342,858	336,099	331,366	323,176	324,953	336,042	570,475	594,586	599,870	1,825,996	1,825,037	1,779,273
	413,513	400,038	398,848	1,397,301	1,241,994	1,244,870	801,064	688,186	578,327	5,295,883	4,667,624	4,455,719
Provision for credit losses	(3,617)	(5,225)	(1,508)	120,437	72,953	77,158	(3,910)	62,074	(12,954)	190,000	170,000	124,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	42,613	26,424	33,824	42,613	26,424	33,824
Depreciation and other amortization	30,264	27,883	47,086	37,657	35,291	37,788	68,541	64,852	61,848	157,978	148,925	164,906
Other noninterest expense	258,141	233,651	216,556	776,123	682,594	668,919	892,625	959,345	854,883	2,846,894	2,647,583	2,490,744
Income (loss) before taxes	128,725	143,729	136,714	463,084	451,156	461,005	(198,805)	(424,509)	(359,274)	2,058,398	1,674,692	1,642,245
Income tax expense (benefit)	49,047	55,151	52,172	188,438	183,638	187,647	(140,657)	(218,379)	(201,119)	743,284	595,025	575,999
Net income (loss)	$79,678	$88,578	$84,542	$274,646	$267,518	$273,358	$(58,148)	$(206,130)	$(158,155)	$1,315,114	$1,079,667	$1,066,246
Average total assets (in millions)	$2,569	$2,918	$3,076	$11,840	$11,035	$10,449	$16,885	$12,870	$12,277	$124,340	$101,780	$92,143
Capital expenditures (in millions)	$—	$—	$—	$46	$14	$14	$62	$68	$57	$108	$82	$73

(a)

Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $26,962,000 in 2016, $24,463,000 in 2015 and $23,642,000 in 2014 and is eliminated in “All Other” net interest income and income tax expense (benefit).

The Business Banking segment provides deposit, lending, cash management and other financial services to small businesses and professionals through the Company’s banking office network and several other delivery channels, including business banking centers, telephone banking, Internet banking and automated teller machines. The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. Commercial real estate loans held for sale are included in the Commercial Real Estate Segment. The Discretionary Portfolio segment includes securities; residential real estate loans and other assets; short-term and long-term borrowed funds; brokered deposits; and Cayman Islands branch deposits. This segment also provides foreign exchange services to customers. Residential real estate loans obtained in the Hudson City acquisition on November 1, 2015 are included in this segment. The Residential Mortgage Banking segment originates and services residential real estate loans for consumers and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. The segment periodically purchases servicing rights to loans that have been originated by other entities. Residential real estate loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers through several delivery channels that include banking offices, automated teller machines, and telephone, mobile and Internet banking. Consumer loans and deposits obtained in the acquisition of Hudson City have been included in this segment. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments; the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions; merger-related gains and expenses resulting from acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain nonrecurring transactions; the residual effects of unallocated support systems and general and administrative expenses; and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2016	2015	2014
	(In thousands)

Revenues	$(48,625)	$(48,972)	$(49,800)
Expenses	(40,422)	(13,332)	(12,014)
Income taxes (benefit)	(3,338)	(14,503)	(15,375)
Net income (loss)	(4,865)	(21,137)	(22,411)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.    Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2016, approximately $627 million was available for payment of dividends to M&T from banking subsidiaries. Additionally, the Federal Reserve Board requires bank holding companies with $50 billion or more of total consolidated assets to submit annual capital plans. Such bank holding companies may pay dividends and repurchase stock only in accordance with a capital plan that the Federal Reserve Board has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

The bank subsidiaries are required to maintain reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2016 and 2015, cash and due from banks and interest-earning deposits at banks included a daily average of $594,831,000 and $664,586,000, respectively, for such purpose.

M&T and its subsidiary banks are required to comply with applicable capital adequacy regulations established by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Pursuant to the rules in effect as of December 31, 2016, the required minimum and well capitalized capital ratios are as follows:

		Well
	Minimum	Capitalized
● Common equity Tier 1 ("CET1") to risk-weighted assets	4.5%	6.5%
● Tier 1 capital to risk-weighted assets	6.0%	8.0%
● Total capital to risk-weighted assets	8.0%	10.0%
● Leverage — Tier 1 capital to average total assets, as defined	4.0%	5.0%

In addition, capital regulations provide for the phase-in of a “capital conservation buffer” composed entirely of CET1 on top of these minimum risk-weighted asset ratios. When fully phased-in on January 1, 2019 the capital conservation buffer will be 2.5%. For 2016, the phase-in transition portion of that buffer was .625%.

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2016 and 2015 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2016:
Common equity Tier 1 capital
Amount	$10,849,642	$10,115,688	$496,801
Ratio(a)	10.70%	10.02%	57.08%
Minimum required amount(b)	5,195,288	5,175,310	44,607
Tier 1 capital
Amount	12,083,948	10,115,688	496,801
Ratio(a)	11.92%	10.02%	57.08%
Minimum required amount(b)	6,715,859	6,690,035	57,662
Total capital
Amount	14,282,492	11,812,114	501,111
Ratio(a)	14.09%	11.70%	57.57%
Minimum required amount(b)	8,743,289	8,709,668	75,070
Leverage
Amount	12,083,948	10,115,688	496,801
Ratio(c)	9.99%	8.41%	15.31%
Minimum required amount(b)	4,836,901	4,812,685	129,774
December 31, 2015:
Common equity Tier 1 capital
Amount	$10,485,426	$10,680,827	$476,106
Ratio(a)	11.08%	11.33%	86.87%
Minimum required amount(b)	4,259,977	4,242,817	24,664
Tier 1 capital
Amount	12,008,232	10,680,827	476,106
Ratio(a)	12.68%	11.33%	86.87%
Minimum required amount(b)	5,679,969	5,657,089	32,886
Total capital
Amount	14,128,454	12,589,917	480,415
Ratio(a)	14.92%	13.35%	87.65%
Minimum required amount(b)	7,573,292	7,542,786	43,848
Leverage
Amount	12,008,232	10,680,827	476,106
Ratio(c)	10.89%	9.75%	22.38%
Minimum required amount(b)	4,408,971	4,381,617	85,082

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	Minimum amount of capital to be considered adequately capitalized, as defined by regulation and including transition portion of the capital conservation buffer for 2016.
(c)	The ratio of capital to average assets, as defined by regulation.

24.    Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. The carrying value of that investment was $12 million at December 31, 2016.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty financial company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.5 billion and $4.1 billion at December 31, 2016 and 2015, respectively. Revenues from those servicing rights were $19 million, $23 million and $26 million during 2016, 2015 and 2014, respectively. The Company sub-services residential real estate loans for Bayview Financial having outstanding principal balances totaling $30.4 billion and $37.7 billion at December 31, 2016 and 2015, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $98 million in 2016 and $115 million in each of 2015 and 2014. In addition, the Company held $158 million and $181 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2016 and 2015, respectively, that were securitized by Bayview Financial.

25.    Parent company financial statements

Condensed Balance Sheet

	December 31
	2016	2015
	(In thousands)
Assets
Cash in subsidiary bank	$15,003	$19,874
Due from consolidated bank subsidiaries
Money-market savings	1,767,184	865,274
Current income tax receivable	3,061	572
Other	—	10
Total due from consolidated bank subsidiaries	1,770,245	865,856
Investments in consolidated subsidiaries
Banks	15,003,964	15,581,931
Other	161,201	149,178
Investments in unconsolidated subsidiaries (note 19)	23,643	23,824
Investment in Bayview Lending Group LLC	11,908	30,264
Other assets	71,687	73,147
Total assets	$17,057,651	$16,744,074
Liabilities
Accrued expenses and other liabilities	$54,487	$56,796
Long-term borrowings	516,542	513,989
Total liabilities	571,029	570,785
Shareholders’ equity	16,486,622	16,173,289
Total liabilities and shareholders’ equity	$17,057,651	$16,744,074

Condensed Statement of Income

	Year Ended December 31
	2016	2015	2014
	(In thousands, except per share)
Income
Dividends from consolidated bank subsidiaries	$1,930,000	$480,000	$480,000
Equity in earnings of Bayview Lending Group LLC	(10,752)	(14,267)	(16,672)
Other income	5,530	2,364	7,755
Total income	1,924,778	468,097	471,083
Expense
Interest on long-term borrowings	18,963	24,453	47,700
Other expense	21,361	16,793	15,107
Total expense	40,324	41,246	62,807
Income before income taxes and equity in undistributed income of subsidiaries	1,884,454	426,851	408,276
Income tax credits	17,247	19,965	27,284
Income before equity in undistributed income of subsidiaries	1,901,701	446,816	435,560
Equity in undistributed income of subsidiaries
Net income of subsidiaries	1,343,413	1,112,851	1,110,686
Less: dividends received	(1,930,000)	(480,000)	(480,000)
Equity in undistributed income of subsidiaries	(586,587)	632,851	630,686
Net income	$1,315,114	$1,079,667	$1,066,246
Net income per common share
Basic	$7.80	$7.22	$7.47
Diluted	7.78	7.18	7.42

Condensed Statement of Cash Flows

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$1,315,114	$1,079,667	$1,066,246
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	586,587	(632,851)	(630,686)
Provision for deferred income taxes	(3,157)	(3,655)	(6,522)
Net change in accrued income and expense	12,898	21,780	23,419
Loss (gain) on sale of assets	(2,342)	119	—
Net cash provided by operating activities	1,909,100	465,060	452,457
Cash flows from investing activities
Proceeds from sales or maturities of investment securities	51	755	—
Other, net	13,619	14,038	10,721
Net cash provided by investing activities	13,670	14,793	10,721
Cash flows from financing activities
Payments on long-term borrowings	—	(322,621)	(350,010)
Purchases of treasury stock	(641,334)	—	—
Dividends paid — common	(441,891)	(375,017)	(371,199)
Dividends paid — preferred	(81,270)	(81,270)	(70,234)
Redemption of Series D preferred stock	(500,000)	—	—
Proceeds from issuance of preferred stock	495,000	—	346,500
Other, net	143,764	76,364	110,601
Net cash used by financing activities	(1,025,731)	(702,544)	(334,342)
Net increase (decrease) in cash and cash equivalents	897,039	(222,691)	128,836
Cash and cash equivalents at beginning of year	885,148	1,107,839	979,003
Cash and cash equivalents at end of year	$1,782,187	$885,148	$1,107,839
Supplemental disclosure of cash flow information
Interest received during the year	$1,931	$1,905	$2,094
Interest paid during the year	15,918	30,420	47,003
Income taxes received during the year	8,877	16,696	24,588

26.    Recent accounting developments

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance eliminating Step 2 from the goodwill impairment test. Under the amendments to the guidance, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The guidance is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method. Early adoption is permitted. The Company does not expect the guidance will have a material impact on its consolidated financial statements, unless at some point in the future one of its reporting units were to fail step 1 of the goodwill impairment test.

In January 2017, the FASB issued amended guidance clarifying the definition of a business for purposes of evaluating whether transactions would be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar assets, the set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 using a prospective transition method. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued amended guidance for the presentation of restricted cash in the statement of cash flows.  The guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  In addition, when cash, cash equivalents, and restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, the line items and amounts must be presented on the face of the statement of cash flows or disclosed in the notes to the financial statements.  Information about the nature of restrictions on an entity’s cash and cash equivalents must also be disclosed.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, using a retrospective transition method.  The Company is evaluating the impact the guidance may have on the presentation of its consolidated statement of cash flows.

In August 2016, the FASB issued amended guidance for how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance addresses the following eight specific cash flow issues: 1) cash payments for debt extinguishment costs should be classified as cash outflows for financing activities; 2) for zero-coupon debt instruments, the portion of the cash payment attributable to the accreted interest should be classified as a cash outflow for operating activities; 3) contingent consideration payments made after a business combination should be classified based on the timing of the payment; 4) cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; 5)  cash proceeds received from the settlement of corporate-owned and bank-owned life insurance policies should be classified as cash inflows from investing activities; 6) when the equity method is applied, an accounting policy election should be made to classify distributions received using either the cumulative earnings approach or the nature of the distribution approach; 7) cash receipts from payments on a transferor’s beneficial interests obtained in a securitization of financial assets should be classified as cash inflows from investing activities; and 8) the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined by applying specific guidance in GAAP.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is evaluating the impact the guidance may have on the presentation within its consolidated statement of cash flows.

In June 2016, the FASB issued amended guidance for the measurement of credit losses on certain financial assets. The amended guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected.  The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense.  Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment.  In addition, the amended guidance requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The calculation of credit losses for available-for-sale securities will be similar to how it is determined under existing guidance.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required.  The Company expects that the new guidance will result in an increase in its allowance for credit losses as a result of considering credit losses over the expected life of its loan portfolios. Increases in the level of the allowance for credit losses will also reflect new requirements to include the nonaccretable principal difference on purchased credit impaired loans and estimated credit losses on investment securities classified as held-to-maturity, if any.  The Company is still evaluating the extent of the increase to the allowance for credit losses and the impact to its financial statements.

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

In February 2016, the FASB issued guidance related to the accounting for leases.  The core principle of the guidance is that all leases create an asset and a liability for the lessee and, therefore, lease assets and lease liabilities should be recognized in the balance sheet.  Lease assets will be recognized as a right-of-use asset and lease liabilities will be recognized as a liability to make lease payments.  While the guidance requires all leases to be recognized in the balance sheet, there continues to be a differentiation between finance leases and operating leases for purposes of income statement recognition and cash flow statement presentation.  For finance leases, interest on the lease liability and amortization of the right-of-use asset will be recognized separately in the statement of income.  Repayments of principal on those lease liabilities will be classified within financing activities and payments of interest on the lease liability will be classified within operating activities in the statement of cash flows.  For operating leases, a single lease cost is recognized in the statement of income and allocated over the lease term, generally on a straight-line basis.  All cash payments are presented within operating activities in the statement of cash flows.  The accounting applied by lessors is largely unchanged from existing GAAP, however, the guidance eliminates the accounting model for leveraged leases for leases that commence after the effective date of the guidance.  The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated balance sheet.  Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheet. As described in note 21 of the Notes to Financial Statements, the Company is committed to $467 million of minimum lease payments under noncancelable operating lease agreements at December 31, 2016.  The Company does not expect the new guidance will have a material impact to its consolidated statement of income.

In January 2016, the FASB issued amended guidance related to recognition and measurement of financial assets and liabilities. The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option. Separate presentation of financial assets and liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required. The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is still evaluating the impact the guidance could have on its consolidated financial statements, however, it does hold certain equity securities in its available-for-sale portfolio.  Upon adoption of this guidance, fair value changes in such equity securities will be recognized in the consolidated statement of income as opposed to accumulated other comprehensive income where they are recognized under current accounting guidance.

In May 2014, the FASB issued amended accounting and disclosure guidance for revenue from contracts with customers. The core principle of the accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amended disclosure guidance requires sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this guidance by one year. The amended guidance is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application (the “modified retrospective approach”).  At present, the Company expects to adopt the revenue recognition guidance in the first quarter of 2018 using the modified retrospective approach.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, and is performing an evaluation of the underlying revenue contracts.  To date, the Company has not yet identified any material changes in the timing of revenue recognition when considering the amended accounting guidance, however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2016.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required to be furnished pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in M&T’s Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A on or about March 7, 2017 (the “2017 Proxy Statement”).  The information concerning M&T’s directors will appear under the caption “NOMINEES FOR DIRECTOR” in the 2017 Proxy Statement. The information regarding compliance with Section 16 of the Securities Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement. The information concerning M&T’s Code of Ethics for CEO and Senior Financial Officers will appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2017 Proxy Statement.  The information regarding M&T’s Audit Committee will appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION.” Such information is incorporated herein by reference.

The information concerning M&T’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to Items 402 and 407 of Regulation S-K will appear under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE REPORT” in the 2017 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to Item 403 of Regulation S-K will appear under the caption “STOCK OWNERSHIP INFORMATION” in the 2017 Proxy Statement.  Such information is incorporated herein by reference.

The information required to be furnished pursuant to Item 201(d) concerning equity compensation plans is presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to Items 404 and 407 of Regulation S-K will appear under the caption “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2017 Proxy Statement.  Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required to be furnished by Item 9 of Schedule 14A will appear under the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION FOR THE YEAR ENDING DECEMBER 31, 2017” in the 2017 Proxy Statement.  Such information is incorporated herein by reference.

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

(c) Additional financial statement schedules. None.

Item 16.	Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2017.

M&T BANK CORPORATION

By:	/S/ ROBERT G. WILMERS
Robert G. Wilmers Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/S/ ROBERT G. WILMERS Robert G. Wilmers	Chairman of the Board and Chief Executive Officer	February 22, 2017
Principal Financial Officer:

/S/ DARREN J. KING Darren J. King	Executive Vice President and Chief Financial Officer	February 22, 2017
Principal Accounting Officer:

/S/ MICHAEL R. SPYCHALA Michael R. Spychala	Senior Vice President and Controller	February 22, 2017
A majority of the board of directors:

Edward G. Amoroso

/S/ BRENT D. BAIRD Brent D. Baird		February 22, 2017

/S/ C. ANGELA BONTEMPO C. Angela Bontempo		February 22, 2017

Robert T. Brady

/S/ T. JEFFERSON CUNNINGHAM III T. Jefferson Cunningham III		February 22, 2017

Mark J. Czarnecki

/S/ GARY N. GEISEL Gary N. Geisel	February 22, 2017

/S/ RICHARD A. GROSSI Richard A. Grossi	February 22, 2017

/S/ JOHN D. HAWKE, JR. John D. Hawke, Jr.	February 22, 2017

/S/ NEWTON P.S. MERRILL Newton P. S. Merrill	February 22, 2017

/S/ MELINDA R. RICH Melinda R. Rich	February 22, 2017

/S/ ROBERT E. SADLER, JR. Robert E. Sadler, Jr.	February 22, 2017

/S/ DENIS J. SALAMONE Denis J. Salamone	February 22, 2017

/S/ HERBERT L. WASHINGTON Herbert L. Washington	February 22, 2017

/S/ ROBERT G. WILMERS Robert G. Wilmers	February 22, 2017

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated November 18, 2010. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2010. Incorporated by reference to Exhibit 3.2 to the Form 8-K dated November 19, 2010 (File No. 1-9861).
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

3.6

Certificate of Amendment to Certificate of Incorporation with respect to Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, dated October 27, 2016. Incorporated by reference to Exhibit 3.1 of M&T Bank Corporation’s Form 8-K dated October 28, 2016 (File No. 1-9861).

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

10.1	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.2	Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994, as amended. Filed herewith.*
10.3

Consulting Agreement, dated as of June 14, 2016, between M&T Bank Corporation and Robert E. Sadler, Jr. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2016 (File No. 1-9861).*

10.4	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9861).*

10.5	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9861).*
10.6	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Filed herewith.*
10.7	M&T Bank Corporation 2008 Directors’ Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated October 19, 2012 (File No. 333-184504).*
10.8	Keystone Financial, Inc. 1992 Director Fee Plan. Incorporated by reference to Exhibit 10.11 to the Form 10-K of Keystone Financial, Inc. for the year ended December 31, 1999 (File No. 000-11460).*
10.9	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2012 (File No. 1-9861).*
10.10	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the definitive Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.11	M&T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 5, 2015 (File No. 1-9861).*
10.12	M&T Bank Corporation Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
10.13	M&T Bank Corporation Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.26 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
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

10.16

Provident Bankshares Corporation Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 4.1 to M&T Bank Corporation’s Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*

10.17

Provident Bankshares Corporation 2004 Equity Compensation Plan. Incorporated by reference to Exhibit 4.2 to M&T Bank Corporation’s Registration Statement on Form S-8 dated June 5, 2009 (File No. 333-159795).*

10.18

Wilmington Trust Corporation Amended and Restated 2002 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.64 to the Form 10-Q of Wilmington Trust Corporation filed on November 9, 2004 (File No. 1-14659).*

10.19

Wilmington Trust Corporation Amended and Restated 2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Form 10-K of Wilmington Trust Corporation filed on February 29, 2008 (File No. 1-14659).*

10.20

Wilmington Trust Corporation 2009 Long-Term Incentive Plan. Incorporated by reference to Exhibit D to the definitive Proxy Statement of Wilmington Trust Corporation filed on March 16, 2009 (File No. 1-14659).*

10.21	Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Form S-8 dated November 2, 2015 (File No. 333-184411).*

10.22	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Form S-8 dated November 2, 2015 (File No. 333-184411).*
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
23.1

Consent of PricewaterhouseCoopers LLP re: Registration Statements on Form S-8 (Nos. 33-32044, 333-43175, 333-16077, 333-40640, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740, 333-189099, 333-184504, 333-189097 and 333-184411) and Form S-3 (Nos. 333-182348 and 333-207030). Filed herewith.

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