Form 10-Q
period 2017-03-31
M&T BANK CORP
filed 2017-05-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on April 28, 2017: 153,863,872 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		March 31,	December 31,
Dollars in thousands, except per share		2017	2016

Assets	Cash and due from banks	$1,286,962	1,320,549
	Interest-bearing deposits at banks	6,945,149	5,000,638
	Trading account	174,854	323,867
	Investment securities (includes pledged securities that can be sold or repledged of $519,063 at March 31, 2017; $1,203,473 at December 31, 2016)
	Available for sale (cost: $12,640,244 at March 31, 2017; $13,338,301 at December 31, 2016)	12,631,000	13,332,072
	Held to maturity (fair value: $2,865,885 at March 31, 2017; $2,451,222 at December 31, 2016)	2,876,119	2,457,278
	Other (fair value: $461,296 at March 31, 2017; $461,118 at December 31, 2016)	461,296	461,118
	Total investment securities	15,968,415	16,250,468
	Loans and leases	89,555,547	91,101,677
	Unearned discount	(242,545)	(248,261)
	Loans and leases, net of unearned discount	89,313,002	90,853,416
	Allowance for credit losses	(1,001,430)	(988,997)
	Loans and leases, net	88,311,572	89,864,419
	Premises and equipment	672,769	675,263
	Goodwill	4,593,112	4,593,112
	Core deposit and other intangible assets	94,535	97,655
	Accrued interest and other assets	5,175,883	5,323,235
	Total assets	$123,223,251	123,449,206

Liabilities	Noninterest-bearing deposits	$34,279,591	32,813,896
	Savings and interest-checking deposits	53,542,149	52,346,207
	Time deposits	9,028,018	10,131,846
	Deposits at Cayman Islands office	192,763	201,927
	Total deposits	97,042,521	95,493,876
	Federal funds purchased and agreements to repurchase securities	185,102	163,442
	Accrued interest and other liabilities	1,694,905	1,811,431
	Long-term borrowings	8,087,619	9,493,835
	Total liabilities	107,010,147	106,962,584
Shareholders' equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at March 31, 2017 and December 31, 2016; Liquidation preference of $10,000 per share: 50,000 shares at March 31, 2017 and December 31, 2016	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 159,825,445 shares issued at March 31, 2017; 159,945,678 shares issued at December 31, 2016	79,913	79,973
	Common stock issuable, 28,740 shares at March 31, 2017; 32,403 shares at December 31, 2016	1,921	2,145
	Additional paid-in capital	6,603,355	6,676,948
	Retained earnings	9,437,450	9,222,488
	Accumulated other comprehensive income (loss), net	(291,567)	(294,636)
	Treasury stock - common, at cost - 6,073,095 shares at March 31, 2017; 3,764,742 shares at December 31, 2016	(849,468)	(431,796)
	Total shareholders’ equity	16,213,104	16,486,622
	Total liabilities and shareholders’ equity	$123,223,251	123,449,206

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three Months Ended March 31
In thousands, except per share		2017	2016

Interest income	Loans and leases, including fees	$898,038	863,385
	Investment securities
	Fully taxable	95,124	98,015
	Exempt from federal taxes	430	795
	Deposits at banks	12,162	10,337
	Other	279	302
	Total interest income	1,006,033	972,834
Interest expense	Savings and interest-checking deposits	25,634	16,305
	Time deposits	18,998	24,322
	Deposits at Cayman Islands office	265	193
	Short-term borrowings	216	2,162
	Long-term borrowings	46,660	57,888
	Total interest expense	91,773	100,870
	Net interest income	914,260	871,964
	Provision for credit losses	55,000	49,000
	Net interest income after provision for credit losses	859,260	822,964
Other income	Mortgage banking revenues	84,692	82,063
	Service charges on deposit accounts	104,176	102,405
	Trust income	120,015	111,077
	Brokerage services income	17,384	16,004
	Trading account and foreign exchange gains	9,691	7,458
	Gain on bank investment securities	—	4
	Other revenues from operations	110,887	101,922
	Total other income	446,845	420,933
Other expense	Salaries and employee benefits	449,862	431,785
	Equipment and net occupancy	74,366	74,178
	Outside data processing and software	44,301	43,015
	FDIC assessments	28,827	25,225
	Advertising and marketing	16,110	21,454
	Printing, postage and supplies	9,708	11,986
	Amortization of core deposit and other intangible assets	8,420	12,319
	Other costs of operations	156,258	156,133
	Total other expense	787,852	776,095
	Income before taxes	518,253	467,802
	Income taxes	169,326	169,274
	Net income	$348,927	298,528
	Net income available to common shareholders
	Basic	$328,562	275,744
	Diluted	328,567	275,748
	Net income per common share
	Basic	$2.13	1.74
	Diluted	2.12	1.73
	Cash dividends per common share	$.75	.70
	Average common shares outstanding
	Basic	154,427	158,734
	Diluted	154,949	159,181

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
In thousands	2017	2016

Net income	$348,927	298,528
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(1,356)	97,194
Cash flow hedges adjustments	(23)	(24)
Foreign currency translation adjustment	476	(53)
Defined benefit plans liability adjustments	3,972	4,321
Total other comprehensive income	3,069	101,438
Total comprehensive income	$351,996	399,966

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three Months Ended March 31
In thousands		2017	2016

Cash flows from operating activities	Net income	$348,927	298,528
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	55,000	49,000
	Depreciation and amortization of premises and equipment	27,429	27,141
	Amortization of capitalized servicing rights	13,543	12,249
	Amortization of core deposit and other intangible assets	8,420	12,319
	Provision for deferred income taxes	36,731	50,075
	Asset write-downs	5,118	8,940
	Net gain on sales of assets	(11,647)	(5,399)
	Net change in accrued interest receivable, payable	(23,782)	(16,530)
	Net change in other accrued income and expense	(209)	70,766
	Net change in loans originated for sale	712,954	211
	Net change in trading account assets and liabilities	113,332	(59,080)
	Net cash provided by operating activities	1,285,816	448,220
Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	—	518
	Other	100	18,121
	Proceeds from maturities of investment securities
	Available for sale	697,756	511,549
	Held to maturity	121,455	132,636
	Purchases of investment securities
	Available for sale	(5,143)	(311,302)
	Held to maturity	(539,516)	(5,343)
	Other	(278)	(124)
	Net decrease (increase) in loans and leases	797,351	(439,712)
	Net increase in interest-bearing deposits at banks	(1,944,511)	(1,950,831)
	Capital expenditures, net	(21,521)	(16,307)
	Net decrease in loan servicing advances	56,437	37,600
	Other, net	11,863	7,920
	Net cash used by investing activities	(826,007)	(2,015,275)
Cash flows from financing activities	Net increase in deposits	1,550,297	2,264,623
	Net increase (decrease) in short-term borrowings	21,660	(343,838)
	Payments on long-term borrowings	(1,401,410)	(317,187)
	Purchases of treasury stock	(532,073)	(100,000)
	Dividends paid — common	(116,566)	(112,000)
	Dividends paid — preferred	(17,368)	(17,368)
	Other, net	2,064	2,960
	Net cash provided (used) by financing activities	(493,396)	1,377,190
	Net decrease in cash and cash equivalents	(33,587)	(189,865)
	Cash and cash equivalents at beginning of period	1,320,549	1,368,040
	Cash and cash equivalents at end of period	$1,286,962	1,178,175
Supplemental disclosure of cash flow information	Interest received during the period	$1,001,129	968,223
	Interest paid during the period	116,183	146,568
	Income taxes paid (refunded) during the period	29,272	(86,146)
Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$23,607	33,737
	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	3,684	8,452
	Capitalized servicing rights	36	92

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
In thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2016
Balance — January 1, 2016	$1,231,500	79,782	2,364	6,680,768	8,430,502	(251,627)	—	16,173,289
Total comprehensive income	—	—	—	—	298,528	101,438	—	399,966
Preferred stock cash dividends	—	—	—	—	(20,318)	—	—	(20,318)
Purchases of treasury stock	—	—	—	—	—	—	(100,000)	(100,000)
Stock-based compensation plans:
Compensation expense, net	—	178	—	(978)	—	—	745	(55)
Exercises of stock options, net	—	18	—	2,335	—	—	265	2,618
Stock purchase plan	—	—	—	275	—	—	10,319	10,594
Directors’ stock plan	—	2	—	471	—	—	—	473
Deferred compensation plans, net, including dividend equivalents	—	2	(184)	234	(23)	—	—	29
Other	—	—	—	394	—	—	—	394
Common stock cash dividends — $.70 per share	—	—	—	—	(111,937)	—	—	(111,937)
Balance — March 31, 2016	$1,231,500	79,982	2,180	6,683,499	8,596,752	(150,189)	(88,671)	16,355,053
2017
Balance — January 1, 2017	$1,231,500	79,973	2,145	6,676,948	9,222,488	(294,636)	(431,796)	16,486,622
Total comprehensive income	—	—	—	—	348,927	3,069	—	351,996
Preferred stock cash dividends	—	—	—	—	(18,237)	—	—	(18,237)
Exercise of 87,515 Series A stock warrants into 47,954 shares of common stock	—	—	—	(5,934)	—	—	5,934	—
Purchases of treasury stock	—	—	—	—	—	—	(532,073)	(532,073)
Stock-based compensation plans:
Compensation expense, net	—	(60)	—	(67,016)	—	—	55,667	(11,409)
Exercises of stock options, net	—	—	—	(3,127)	—	—	43,789	40,662
Stock purchase plan	—	—	—	2,563	—	—	8,268	10,831
Directors’ stock plan	—	—	—	126	—	—	347	473
Deferred compensation plans, net, including dividend equivalents	—	—	(224)	(205)	(21)	—	396	(54)
Common stock cash dividends — $.75 per share	—	—	—	—	(115,707)	—	—	(115,707)
Balance — March 31, 2017	$1,231,500	79,913	1,921	6,603,355	9,437,450	(291,567)	(849,468)	16,213,104

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), except that effective January 2017 the Company adopted amended accounting guidance that is discussed in note 16 herein.  The most significant of those changes related to the accounting for excess tax benefits or deficiencies associated with share-based compensation whereby beginning in 2017 those amounts are recognized in income tax expense.  Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity.  The adoption of this new accounting guidance resulted in a reduction of income tax expense for the quarter ended March 31, 2017 of $18 million, or $.12 of diluted earnings per common share. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Acquisitions

In connection with the acquisition of Hudson City Bancorp, Inc. (“Hudson City”) on November 1, 2015 the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with preparing for systems conversions and/or integration of operations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former Hudson City employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices.

A summary of merger-related expenses included in the consolidated statement of income for the three-month period ended March 31, 2016 follows:

(In thousands)

Salaries and employee benefits	$5,274
Equipment and net occupancy	939
Outside data processing and software	715
Advertising and marketing	4,195
Printing, postage and supplies	937
Other cost of operations	11,102
Total	$23,162

There were no merger-related expenses during the three-month period ended March 31, 2017.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,907,573	181	9,504	$1,898,250
Obligations of states and political subdivisions	3,051	77	4	3,124
Mortgage-backed securities:
Government issued or guaranteed	10,525,601	87,830	109,117	10,504,314
Privately issued	42	—	1	41
Other debt securities	133,778	1,300	15,311	119,767
Equity securities	70,199	35,873	568	105,504
	12,640,244	125,261	134,505	12,631,000
Investment securities held to maturity:
Obligations of states and political subdivisions	46,836	233	156	46,913
Mortgage-backed securities:
Government issued or guaranteed	2,670,966	34,777	10,577	2,695,166
Privately issued	153,036	1,191	35,702	118,525
Other debt securities	5,281	—	—	5,281
	2,876,119	36,201	46,435	2,865,885
Other securities	461,296	—	—	461,296
Total	$15,977,659	161,462	180,940	$15,958,181

December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,912,110	386	9,952	$1,902,544
Obligations of states and political subdivisions	3,570	77	6	3,641
Mortgage-backed securities:
Government issued or guaranteed	10,980,507	88,343	113,989	10,954,861
Privately issued	45	—	1	44
Other debt securities	134,105	1,407	16,996	118,516
Equity securities	307,964	45,073	571	352,466
	13,338,301	135,286	141,515	13,332,072
Investment securities held to maturity:
Obligations of states and political subdivisions	60,858	267	224	60,901
Mortgage-backed securities:
Government issued or guaranteed	2,233,173	37,498	7,374	2,263,297
Privately issued	157,704	897	37,120	121,481
Other debt securities	5,543	—	—	5,543
	2,457,278	38,662	44,718	2,451,222
Other securities	461,118	—	—	461,118
Total	$16,256,697	173,948	186,233	$16,244,412

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2017 and 2016.

At March 31, 2017, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$156,211	156,378
Due after one year through five years	1,756,628	1,747,311
Due after five years through ten years	56,297	54,094
Due after ten years	75,266	63,358
	2,044,402	2,021,141
Mortgage-backed securities available for sale	10,525,643	10,504,355
	$12,570,045	12,525,496
Debt securities held to maturity:
Due in one year or less	$21,613	21,711
Due after one year through five years	23,326	23,261
Due after five years through ten years	1,897	1,941
Due after ten years	5,281	5,281
	52,117	52,194
Mortgage-backed securities held to maturity	2,824,002	2,813,691
	$2,876,119	2,865,885

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of March 31, 2017 and December 31, 2016 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,745,277	(9,494)	2,044	(10)
Obligations of states and political subdivisions	—	—	472	(4)
Mortgage-backed securities:
Government issued or guaranteed	5,549,268	(108,380)	93,425	(737)
Privately issued	—	—	25	(1)
Other debt securities	19,052	(100)	75,763	(15,211)
Equity securities	17,869	(422)	154	(146)
	7,331,466	(118,396)	171,883	(16,109)

Investment securities held to maturity:
Obligations of states and political subdivisions	13,205	(87)	9,909	(69)
Mortgage-backed securities:
Government issued or guaranteed	896,556	(10,013)	17,472	(564)
Privately issued	7,161	(29)	74,137	(35,673)
	916,922	(10,129)	101,518	(36,306)
Total	$8,248,388	(128,525)	273,401	(52,415)

December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,710,241	(9,950)	2,295	(2)
Obligations of states and political subdivisions	—	—	593	(6)
Mortgage-backed securities:
Government issued or guaranteed	6,730,829	(113,374)	81,003	(615)
Privately issued	—	—	27	(1)
Other debt securities	100	(1)	85,400	(16,995)
Equity securities	17,776	(422)	151	(149)
	8,458,946	(123,747)	169,469	(17,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	17,988	(126)	11,891	(98)
Mortgage-backed securities:
Government issued or guaranteed	618,832	(6,842)	17,481	(532)
Privately issued	17,911	(1,222)	57,016	(35,898)
	654,731	(8,190)	86,388	(36,528)
Total	$9,113,677	(131,937)	255,857	(54,296)

The Company owned 1,075 individual investment securities with aggregate gross unrealized losses of $181 million at March 31, 2017. Based on a review of each of the securities in the investment securities portfolio at March 31, 2017, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of March 31, 2017, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

investment securities at a loss.  At March 31, 2017, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $461 million of cost method investment securities.

4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of March 31, 2017 and December 31, 2016 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
March 31, 2017
Commercial, financial, leasing, etc.	$21,986,926	38,046	6,695	387	1,825	261,497	$22,295,376
Real estate:
Commercial	25,088,525	185,331	17,322	13,618	26,391	183,113	25,514,300
Residential builder and developer	1,714,177	15,185	—	1,972	12,798	13,573	1,757,705
Other commercial construction	5,747,834	23,973	—	—	13,879	13,963	5,799,649
Residential	17,004,912	431,427	251,308	11,116	362,283	237,685	18,298,731
Residential — limited documentation	3,086,264	91,177	—	—	135,759	112,560	3,425,760
Consumer:
Home equity lines and loans	5,398,590	32,939	—	12,238	—	79,962	5,523,729
Automobile	3,049,712	48,751	—	—	—	16,109	3,114,572
Other	3,519,996	25,876	4,694	24,401	—	8,213	3,583,180
Total	$86,596,936	892,705	280,019	63,732	552,935	926,675	$89,313,002

December 31, 2016
Commercial, financial, leasing, etc.	$22,287,857	53,503	6,195	417	641	261,434	$22,610,047
Real estate:
Commercial	25,076,684	183,531	7,054	12,870	31,404	176,201	25,487,744
Residential builder and developer	1,884,989	4,667	5	1,952	14,006	16,707	1,922,326
Other commercial construction	5,985,118	77,701	922	198	14,274	18,111	6,096,324
Residential	17,631,377	485,468	281,298	11,537	378,549	229,242	19,017,471
Residential — limited documentation	3,239,344	88,366	—	—	139,158	106,573	3,573,441
Consumer:
Home equity lines and loans	5,502,091	44,565	—	12,678	—	81,815	5,641,149
Automobile	2,869,232	56,158	—	1	—	18,674	2,944,065
Other	3,491,629	31,286	5,185	21,491	—	11,258	3,560,849
Total	$87,968,321	1,025,245	300,659	61,144	578,032	920,015	$90,853,416

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $297 million and $414 million at March 31, 2017 and December 31, 2016, respectively.  Commercial real estate loans held for sale were $75 million at March 31, 2017 and $643 million at December 31, 2016.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)

Outstanding principal balance	$2,089,909	2,311,699
Carrying amount:
Commercial, financial, leasing, etc.	55,671	59,928
Commercial real estate	415,047	456,820
Residential real estate	765,986	799,802
Consumer	369,803	487,721
	$1,606,507	1,804,271

Purchased impaired loans included in the table above totaled $553 million at March 31, 2017 and $578 million at December 31, 2016, representing less than 1% of the Company’s assets as of each date.  A summary of changes in the accretable yield for loans acquired at a discount for the three-month periods ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$154,233	201,153	$184,618	296,434
Interest income	(10,925)	(25,518)	(14,062)	(37,862)
Reclassifications from nonaccretable balance	146	3,183	629	5,664
Other (a)	—	2,492	—	4,781
Balance at end of period	$143,454	181,310	$171,185	269,017

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended March 31, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,833	362,719	61,127	156,288	78,030	$988,997
Provision for credit losses	28,823	1,262	5,637	18,832	446	55,000
Net charge-offs
Charge-offs	(16,357)	(5,445)	(6,259)	(34,503)	—	(62,564)
Recoveries	4,461	1,474	1,507	12,555	—	19,997
Net charge-offs	(11,896)	(3,971)	(4,752)	(21,948)	—	(42,567)
Ending balance	$347,760	360,010	62,012	153,172	78,476	$1,001,430

Changes in the allowance for credit losses for the three months ended March 31, 2016 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$300,404	326,831	72,238	178,320	78,199	$955,992
Provision for credit losses	24,364	4,013	1,218	19,893	(488)	49,000
Net charge-offs
Charge-offs	(6,149)	(1,272)	(6,972)	(44,319)	—	(58,712)
Recoveries	5,247	2,413	1,887	6,925	—	16,472
Net (charge-offs) recoveries	(902)	1,141	(5,085)	(37,394)	—	(42,240)
Ending balance	$323,866	331,985	68,371	160,819	77,711	$962,752

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of March 31, 2017 and December 31, 2016 and for the three-month periods ended March 31, 2017 and 2016.

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$177,001	196,338	64,056	168,072	184,432	48,480
Real estate:
Commercial	64,746	80,482	10,541	71,862	86,666	11,620
Residential builder and developer	6,870	7,031	403	7,396	8,361	506
Other commercial construction	2,203	2,673	398	2,475	2,731	448
Residential	91,077	111,477	3,738	86,680	105,944	3,457
Residential — limited documentation	81,922	97,658	5,000	82,547	97,718	6,000
Consumer:
Home equity lines and loans	46,132	50,262	8,389	44,693	48,965	8,027
Automobile	16,087	16,602	3,508	16,982	18,272	3,740
Other	3,522	3,670	725	3,791	5,296	776
	489,560	566,193	96,758	484,498	558,385	83,054
With no related allowance recorded:
Commercial, financial, leasing, etc.	92,546	127,252	—	100,805	124,786	—
Real estate:
Commercial	126,437	139,103	—	113,276	121,846	—
Residential builder and developer	11,748	18,863	—	14,368	21,124	—
Other commercial construction	12,029	31,072	—	15,933	35,281	—
Residential	14,946	22,209	—	16,823	24,161	—
Residential — limited documentation	14,466	22,941	—	15,429	24,590	—
	272,172	361,440	—	276,634	351,788	—
Total:
Commercial, financial, leasing, etc.	269,547	323,590	64,056	268,877	309,218	48,480
Real estate:
Commercial	191,183	219,585	10,541	185,138	208,512	11,620
Residential builder and developer	18,618	25,894	403	21,764	29,485	506
Other commercial construction	14,232	33,745	398	18,408	38,012	448
Residential	106,023	133,686	3,738	103,503	130,105	3,457
Residential — limited documentation	96,388	120,599	5,000	97,976	122,308	6,000
Consumer:
Home equity lines and loans	46,132	50,262	8,389	44,693	48,965	8,027
Automobile	16,087	16,602	3,508	16,982	18,272	3,740
Other	3,522	3,670	725	3,791	5,296	776
Total	$761,732	927,633	96,758	761,132	910,173	83,054

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$271,825	478	478	296,584	611	611
Real estate:
Commercial	182,857	975	975	182,454	1,474	1,474
Residential builder and developer	20,051	429	429	33,750	42	42
Other commercial construction	16,328	847	847	16,868	38	38
Residential	103,875	1,636	774	96,788	1,372	882
Residential — limited documentation	97,121	1,500	384	107,473	1,472	630
Consumer:
Home equity lines and loans	45,542	399	100	26,019	246	85
Automobile	16,504	275	19	21,962	339	36
Other	3,598	72	3	17,717	178	27
Total	$757,701	6,611	4,009	799,615	5,772	3,825

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
March 31, 2017
Pass	$21,036,982	24,589,201	1,660,537	5,609,985
Criticized accrual	996,897	741,986	83,595	175,701
Criticized nonaccrual	261,497	183,113	13,573	13,963
Total	$22,295,376	25,514,300	1,757,705	5,799,649
December 31, 2016
Pass	$21,398,581	24,570,269	1,789,071	5,912,351
Criticized accrual	950,032	741,274	116,548	165,862
Criticized nonaccrual	261,434	176,201	16,707	18,111
Total	$22,610,047	25,487,744	1,922,326	6,096,324

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized totaled $43 million and $30 million, respectively, at March 31, 2017 and $44 million and $32 million, respectively, at December 31, 2016. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance were $18 million and $39 million, respectively, at March 31, 2017 and $16 million and $39 million, respectively, at December 31, 2016.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
March 31, 2017
Individually evaluated for impairment	$64,056	11,342	8,738	12,622	$96,758
Collectively evaluated for impairment	283,704	346,795	49,902	140,550	820,951
Purchased impaired	—	1,873	3,372	—	5,245
Allocated	$347,760	360,010	62,012	153,172	922,954
Unallocated					78,476
Total					$1,001,430
December 31, 2016
Individually evaluated for impairment	$48,480	12,500	9,457	12,543	$82,980
Collectively evaluated for impairment	282,353	348,301	47,993	143,745	822,392
Purchased impaired	—	1,918	3,677	—	5,595
Allocated	$330,833	362,719	61,127	156,288	910,967
Unallocated					78,030
Total					$988,997

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
March 31, 2017
Individually evaluated for impairment	$269,547	224,033	202,411	65,741	$761,732
Collectively evaluated for impairment	22,024,004	32,794,553	21,024,038	12,155,740	87,998,335
Purchased impaired	1,825	53,068	498,042	—	552,935
Total	$22,295,376	33,071,654	21,724,491	12,221,481	$89,313,002
December 31, 2016
Individually evaluated for impairment	$268,877	224,630	201,479	65,466	$760,452
Collectively evaluated for impairment	22,340,529	33,222,080	21,871,726	12,080,597	89,514,932
Purchased impaired	641	59,684	517,707	—	578,032
Total	$22,610,047	33,506,394	22,590,912	12,146,063	$90,853,416

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended March 31, 2017 and 2016:

			Post-modification (a)
	Number	Pre- modification recorded investment	Principal Deferral	Other	Combination of Concession Types	Total
Three Months Ended March 31, 2017	(Dollars in thousands)

Commercial, financial, leasing, etc.	50	$11,921	$4,389	$806	$2,728	$7,923
Real estate:
Commercial	20	6,702	2,991	—	3,606	6,597
Residential builder and developer	3	12,291	—	—	10,879	10,879
Other commercial construction	1	102	102	—	—	102
Residential	41	9,380	5,593	—	4,355	9,948
Residential — limited documentation	6	1,378	-	—	1,525	1,525
Consumer:
Home equity lines and loans	25	2,502	163	491	1,848	2,502
Automobile	20	390	383	—	7	390
Other	2	26	26	—	—	26
Total	168	$44,692	$13,647	$1,297	$24,948	$39,892

Three Months Ended March 31, 2016

Commercial, financial, leasing, etc.	31	$17,728	$12,721	$—	$5,952	$18,673
Real estate:
Commercial	21	7,416	3,448	—	3,924	7,372
Residential	27	4,302	2,191	—	2,369	4,560
Residential — limited documentation	6	1,437	138	—	1,379	1,517
Consumer:
Home equity lines and loans	26	2,831	335	—	2,496	2,831
Automobile	72	644	521	38	85	644
Other	36	546	374	25	147	546
Total	219	$34,904	$19,728	$63	$16,352	$36,143

(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted.  Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2017 and 2016 and for which there was a subsequent payment default during the three-month periods ended March  31, 2017 and 2016, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company totaled $112 million and $129 million at March 31, 2017 and December 31, 2016, respectively.  There were $538 million and $506 million at March 31, 2017 and December 31, 2016, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at March 31, 2017, approximately 53% were classified as purchased impaired and 20% were government guaranteed.

5. Borrowings

M&T had $517 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at March 31, 2017 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

Also included in long-term borrowings are agreements to repurchase securities of $431 million and $1.1 billion at March 31, 2017 and December 31, 2016, respectively.  The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.  The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $452 million and $1.1 billion at March 31, 2017 and December 31, 2016, respectively.

6. Shareholders' equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share.  Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of March 31, 2017 and December 31, 2016 is presented below:

	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	230,000	$230,000
Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	151,500	$151,500
Series E (b)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	350,000	$350,000
Series F (c)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000

(a)

Dividends, if declared, are paid at 6.375%.  Warrants to purchase M&T common stock at $73.84 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 544,279 at March 31, 2017.

(b)

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

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,410 shares of M&T common stock at $518.81 per share was outstanding at March 31, 2017.  The obligation under that warrant was assumed by M&T in an acquisition and expires in 2018.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31
	2017	2016	2017	2016
	(In thousands)

Service cost	$4,908	6,382	383	458
Interest cost on projected benefit obligation	19,691	20,883	1,080	1,205
Expected return on plan assets	(27,200)	(27,814)	—	—
Amortization of prior service cost (credit)	125	(825)	(350)	(350)
Amortization of net actuarial loss	6,800	8,300	(25)	—
Net periodic benefit cost	$4,324	6,926	1,088	1,313

Expense incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $19,419,000 and $17,690,000 for the three months ended March 31, 2017 and 2016, respectively.

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended March 31
	2017	2016
	(In thousands, except per share)
Income available to common shareholders:
Net income	$348,927	298,528
Less: Preferred stock dividends (a)	(18,237)	(20,318)
Net income available to common equity	330,690	278,210
Less: Income attributable to unvested stock-based compensation awards	(2,128)	(2,466)
Net income available to common shareholders	$328,562	275,744
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	155,463	160,220
Less: Unvested stock-based compensation awards	(1,036)	(1,486)
Weighted-average shares outstanding	154,427	158,734

Basic earnings per common share	$2.13	1.74

 (a)Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three Months Ended March 31
	2017	2016
	(In thousands, except per share)

Net income available to common equity	$330,690	278,210
Less: Income attributable to unvested stock-based compensation awards	(2,123)	(2,462)
Net income available to common shareholders	$328,567	275,748
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	155,463	160,220
Less: Unvested stock-based compensation awards	(1,036)	(1,486)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	522	447
Adjusted weighted-average shares outstanding	154,949	159,181

Diluted earnings per common share	$2.12	1.73

GAAP defines unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities that shall be included in the computation of earnings per common share pursuant to the two-class method.  The Company has issued stock-based compensation awards in the form of restricted stock and restricted stock units which, in accordance with GAAP, are considered participating securities.

Stock-based compensation awards and warrants to purchase common stock of M&T representing 391,764 and 2,840,575 common shares during the three-month periods ended March 31, 2017 and 2016, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities		Defined Benefit		Total Amount		Income
	With OTTI (a)	All Other	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2017	$46,725	(73,785)	(449,917)	(8,268)	$(485,245)		190,609	$(294,636)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(8,628)	5,613	—	—	(3,015)		1,182	(1,833)
Foreign currency translation adjustment	—	—	—	732	732		(256)	476
Total other comprehensive income (loss) before reclassifications	(8,628)	5,613	—	732	(2,283)		926	(1,357)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	—	787	—	—	787	(b)	(310)	477
Accretion of net gain on terminated cash flow hedges	—	—	—	(39)	(39)	(d)	16	(23)
Amortization of prior service credit	—	—	(225)	—	(225)	(e)	88	(137)
Amortization of actuarial losses	—	—	6,775	—	6,775	(e)	(2,666)	4,109
Total reclassifications	—	787	6,550	(39)	7,298		(2,872)	4,426
Total gain (loss) during the period	(8,628)	6,400	6,550	693	5,015		(1,946)	3,069
Balance — March 31, 2017	$38,097	(67,385)	(443,367)	(7,575)	(480,230)		188,663	$(291,567)

Balance — January 1, 2016	$16,359	62,849	(489,660)	(4,093)	$(414,545)		162,918	$(251,627)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(370)	159,660	—	—	159,290		(62,680)	96,610
Foreign currency translation adjustment	—	—	—	(83)	(83)		30	(53)
Total other comprehensive income (loss) before reclassifications	(370)	159,660	—	(83)	159,207		(62,650)	96,557
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	—	968	—	—	968	(b)	(381)	587
Gains realized in net income	—	(4)	—	—	(4)	(c)	1	(3)
Accretion of net gain on terminated cash flow hedges	—	—	—	(39)	(39)	(d)	15	(24)
Amortization of prior service credit	—	—	(1,175)	—	(1,175)	(e)	462	(713)
Amortization of actuarial losses	—	—	8,300	—	8,300	(e)	(3,266)	5,034
Total reclassifications	—	964	7,125	(39)	8,050		(3,169)	4,881
Total gain (loss) during the period	(370)	160,624	7,125	(122)	167,257		(65,819)	101,438
Balance — March 31, 2016	$15,989	223,473	(482,535)	(4,215)	$(247,288)		97,099	$(150,189)

(a)	Other-than-temporary impairment
(b)	Included in interest income
(c)	Included in gain on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment Securities		Defined Benefit
	With OTTI	All Other	Plans	Other	Total
	(In thousands)

Balance - December 31, 2016	$28,338	(44,657)	(272,874)	(5,443)	$(294,636)
Net gain (loss) during period	(5,232)	3,876	3,972	453	3,069
Balance — March 31, 2017	$23,106	(40,781)	(268,902)	(4,990)	$(291,567)

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not significant as of March 31, 2017.

The net effect of interest rate swap agreements was to increase net interest income by $4 million and $10 million for the three-month periods ended March 31, 2017 and 2016, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted- Average Rate		Estimated Fair
	Amount	Maturity	Fixed	Variable	Value Gain
	(In thousands)	(In years)			(In thousands)
March 31, 2017
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	.8	3.75%	2.24%	$7,773
December 31, 2016
Fair value hedges:
Fixed rate long-term borrowings (a)	$900,000	1.1	3.75%	2.08%	$11,892

 (a)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $22.3 billion and $21.6 billion at March 31, 2017 and December 31, 2016, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $496 million and $471 million at March 31, 2017 and December 31, 2016, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$7,773	11,892	$—	—
Commitments to sell real estate loans (a)	825	33,189	2,321	1,347
	8,598	45,081	2,321	1,347
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	16,847	8,060	645	735
Commitments to sell real estate loans (a)	4,126	5,210	1,582	399
Trading:
Interest rate contracts (b)	109,996	228,810	134,919	167,737
Foreign exchange and other option and futures contracts (b)	4,632	7,908	3,776	6,639
	135,601	249,988	140,922	175,510
Total derivatives	$144,199	295,069	$143,243	176,857

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)	Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(4,119)	4,012	$(2,633)	1,870
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$1,950		$974
Foreign exchange and other option and futures contracts (b)	1,836		1,212
Total	$3,786		$2,186
(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

  10. Derivative financial instruments, continued

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $24 million and $28 million at March 31, 2017 and December 31, 2016, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

The Company does not offset derivative asset and liability positions in its consolidated financial statements.  The Company’s exposure to credit risk by entering into derivative contracts is mitigated through master netting agreements and collateral posting or settlement requirements.  Master netting agreements covering interest rate and foreign exchange contracts with the same party include a right to set-off that becomes enforceable in the event of default, early termination or under other specific conditions.

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $26 million and $34 million at March 31, 2017 and December 31, 2016, respectively.  After consideration of such netting arrangements, the net liability positions with counterparties aggregated $25 million and $30 million at March 31, 2017 and December 31, 2016, respectively.  The Company was required to post collateral relating to those positions of $23 million and $27 million at March 31, 2017 and December 31, 2016, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2017 was less than $1 million, for which the Company was not required to post collateral in the normal course of business.  If the credit risk-related contingent features had been triggered on March 31, 2017, the Company would not have been required to post any collateral to counterparties.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $14 million and $15 million at March 31, 2017 and December 31, 2016, respectively.  After consideration of such netting arrangements, the net asset positions with counterparties aggregated $13 million and $11 million at March 31, 2017 and December 31, 2016, respectively.  Counterparties posted collateral relating to those positions of $12 million and $9 million at March 31, 2017 and December 31, 2016, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and additional collateral (“variation margin”) depending on the contracts being in a net asset or liability position. The amount of initial margin posted by the Company was $83 million and $111 million at March 31, 2017 and December 31, 2016, respectively.  Effective January 2017, certain clearinghouse exchanges revised their rules to re-characterize required collateral postings for variation margin as legal settlements of those positions.  As a result, the fair value asset and liability amounts of derivative contracts at March 31, 2017 have been reduced by contractual settlements of $112 million and $25 million, respectively.  Variation margin on derivative contracts not affected by the rule changes continue to represent collateral posted or received by the Company.  For those contracts, the net fair values of derivative financial instruments cleared through clearinghouses for which variation margin is required was a net asset position of $1 million and $63 million at March 31, 2017 and December 31, 2016, respectively. Collateral posted by the clearinghouses associated with that net asset position was $1 million and $81 million at March 31, 2017 and December 31, 2016, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At March 31, 2017 and December 31, 2016, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $24 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.0 billion at each of March 31, 2017 and December 31, 2016. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $316 million, including $114 million of unfunded commitments, at March 31, 2017 and $294 million, including $102 million of unfunded commitments, at December 31, 2016.  Contingent commitments to provide additional capital contributions to these partnerships were not material at March 31, 2017. The Company has not provided financial or other support to the partnerships that was not contractually required.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.  The Company amortized $13 million and $11 million of its investments in qualified affordable housing projects to income tax expense during the three-month periods ended March 31, 2017 and 2016, respectively, and recognized $16 million and $14 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at March 31, 2017.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2017 and December 31, 2016 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)
March 31, 2017
Trading account assets	$174,854	46,137	128,717	—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,898,250	—	1,898,250	—
Obligations of states and political subdivisions	3,124	—	3,124	—
Mortgage-backed securities:
Government issued or guaranteed	10,504,314	—	10,504,314	—
Privately issued	41	—	—	41
Other debt securities	119,767	—	119,767	—
Equity securities	105,504	63,698	41,806	—
	12,631,000	63,698	12,567,261	41
Real estate loans held for sale	372,023	—	372,023	—
Other assets (b)	29,571	—	12,724	16,847
Total assets	$13,207,448	109,835	13,080,725	16,888
Trading account liabilities	$138,695	—	138,695	—
Other liabilities (b)	4,548	—	3,903	645
Total liabilities	$143,243	—	142,598	645

December 31, 2016
Trading account assets	$323,867	46,135	277,732	—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,902,544	—	1,902,544	—
Obligations of states and political subdivisions	3,641	—	3,641	—
Mortgage-backed securities:
Government issued or guaranteed	10,954,861	—	10,954,861	—
Privately issued	44	—	—	44
Other debt securities	118,516	—	118,516	—
Equity securities	352,466	301,711	50,755	—
	13,332,072	301,711	13,030,317	44
Real estate loans held for sale	1,056,180	—	1,056,180	—
Other assets (b)	58,351	—	50,291	8,060
Total assets	$14,770,470	347,846	14,414,520	8,104
Trading account liabilities	$174,376	—	174,376	—
Other liabilities (b)	2,481	—	1,746	735
Total liabilities	$176,857	—	176,122	735

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017 and the year ended December 31, 2016.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2017 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2017	$44	7,325
Total gains (losses) realized/unrealized:
Included in earnings	—	23,940	(b)
Included in other comprehensive income	—	—
Sales	—	—
Settlements	(3)	—
Transfers in and/or out of Level 3 (a)	—	(15,063)	(d)
Balance — March 31, 2017	$41	16,202
Changes in unrealized gains included in earnings related to assets still held at March 31, 2017	$—	15,094	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2016 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Collateralized Debt Obligations		Other Assets and Other Liabilities
		(In thousands)

Balance — January 1, 2016	$74	47,393		9,879
Total gains (losses) realized/unrealized:
Included in earnings	—	—		23,898	(b)
Included in other comprehensive income	—	(2,148)	(c)	—
Settlements	(9)	(205)		—
Transfers in and/or out of Level 3 (a)	—	—		(16,892)	(d)
Balance — March 31, 2016	$65	45,040		16,885
Changes in unrealized gains included in earnings related to assets still held at March 31, 2016	$—	—		14,539	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)

Reported as net unrealized losses on investment securities in the consolidated statement of comprehensive income.  The Company sold its collateralized debt obligations during the third and fourth quarters of 2016.

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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were generally in the range of 15% to 90% at March 31, 2017.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $210 million at March 31, 2017 ($88 million and $122 million of which were classified as Level 2 and Level 3, respectively), $293 million at December 31, 2016 ($153 million and $140 million of which were classified as Level 2 and Level 3, respectively) and $226 million at March 31, 2016 ($127 million and $99 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2017 and 2016 were decreases of $42 million and $27 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $32 million and $62 million at March 31, 2017 and 2016, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2017 and 2016.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at March 31, 2017 and December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
March 31, 2017
Recurring fair value measurements
Privately issued mortgage-backed securities	$41	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	16,202	Discounted cash flow	Commitment expirations	0%-80% (24%)

December 31, 2016
Recurring fair value measurements
Privately issued mortgage-backed securities	$44	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	7,325	Discounted cash flow	Commitment expirations	0%-77% (30%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,286,962	1,286,962	1,213,120	73,842	—
Interest-bearing deposits at banks	6,945,149	6,945,149	—	6,945,149	—
Trading account	174,854	174,854	46,137	128,717	—
Investment securities	15,968,415	15,958,181	63,698	15,775,917	118,566
Loans and leases:
Commercial loans and leases	22,295,376	21,882,456	—	—	21,882,456
Commercial real estate loans	33,071,654	32,607,794	—	74,563	32,533,231
Residential real estate loans	21,724,491	21,776,908	—	4,686,339	17,090,569
Consumer loans	12,221,481	12,083,513	—	—	12,083,513
Allowance for credit losses	(1,001,430)	—	—	—	—
Loans and leases, net	88,311,572	88,350,671	—	4,760,902	83,589,769
Accrued interest receivable	318,152	318,152	—	318,152	—
Financial liabilities:
Noninterest-bearing deposits	$(34,279,591)	(34,279,591)	—	(34,279,591)	—
Savings and interest-checking deposits	(53,542,149)	(53,542,149)	—	(53,542,149)	—
Time deposits	(9,028,018)	(9,106,654)	—	(9,106,654)	—
Deposits at Cayman Islands office	(192,763)	(192,763)	—	(192,763)	—
Short-term borrowings	(185,102)	(185,102)	—	(185,102)	—
Long-term borrowings	(8,087,619)	(8,104,055)	—	(8,104,055)	—
Accrued interest payable	(60,737)	(60,737)	—	(60,737)	—
Trading account	(138,695)	(138,695)	—	(138,695)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$16,202	16,202	—	—	16,202
Commitments to sell real estate loans	1,048	1,048	—	1,048	—
Other credit-related commitments	(129,968)	(129,968)	—	—	(129,968)
Interest rate swap agreements used for interest rate risk management	7,773	7,773	—	7,773	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,320,549	1,320,549	1,249,654	70,895	—
Interest-bearing deposits at banks	5,000,638	5,000,638	—	5,000,638	—
Trading account	323,867	323,867	46,135	277,732	—
Investment securities	16,250,468	16,244,412	301,711	15,821,176	121,525
Loans and leases:
Commercial loans and leases	22,610,047	22,239,428	—	—	22,239,428
Commercial real estate loans	33,506,394	33,129,428	—	642,590	32,486,838
Residential real estate loans	22,590,912	22,638,167	—	4,912,488	17,725,679
Consumer loans	12,146,063	12,061,590	—	—	12,061,590
Allowance for credit losses	(988,997)	—	—	—	—
Loans and leases, net	89,864,419	90,068,613	—	5,555,078	84,513,535
Accrued interest receivable	308,805	308,805	—	308,805	—
Financial liabilities:
Noninterest-bearing deposits	$(32,813,896)	(32,813,896)	—	(32,813,896)	—
Savings and interest-checking deposits	(52,346,207)	(52,346,207)	—	(52,346,207)	—
Time deposits	(10,131,846)	(10,222,585)	—	(10,222,585)	—
Deposits at Cayman Islands office	(201,927)	(201,927)	—	(201,927)	—
Short-term borrowings	(163,442)	(163,442)	—	(163,442)	—
Long-term borrowings	(9,493,835)	(9,473,844)	—	(9,473,844)	—
Accrued interest payable	(75,172)	(75,172)	—	(75,172)	—
Trading account	(174,376)	(174,376)	—	(174,376)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$7,325	7,325	—	—	7,325
Commitments to sell real estate loans	36,653	36,653	—	36,653	—
Other credit-related commitments	(136,295)	(136,295)	—	—	(136,295)
Interest rate swap agreements used for interest rate risk management	11,892	11,892	—	11,892	—

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

12. Fair value measurements, continued

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

	March 31,	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,535,221	5,499,609
Commercial real estate loans to be sold	298,039	70,100
Other commercial real estate	6,166,511	6,451,709
Residential real estate loans to be sold	473,837	478,950
Other residential real estate	240,430	232,721
Commercial and other	12,134,803	12,298,473
Standby letters of credit	2,937,504	2,987,091
Commercial letters of credit	46,560	44,723
Financial guarantees and indemnification contracts	3,477,006	3,043,580
Commitments to sell real estate loans	1,013,409	1,489,237

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.0 billion and $2.8 billion at March 31, 2017 and December 31, 2016, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation.  When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans.  The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers.  The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2017 the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements in the 2016 Annual Report.  The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP.  As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions.  Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.  As disclosed in the 2016 Annual Report, during 2016 the Company revised its funds transfer pricing allocation related to borrowings and to the residential real estate loans obtained in the acquisition of Hudson City, retroactive to 2015.  Accordingly, financial information for the three-month period

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

ended March 31, 2016 has been reclassified to conform to the current methodology.  As a result, total revenues and net income increased in the Discretionary Portfolio segment and decreased in the “All Other” category by $14 million and $8 million, respectively, for the three months ended March 31, 2016 from that which was previously reported.

As also described in note 22 in the 2016 Annual Report, neither goodwill nor core deposit and other intangible assets (and the amortization charges associated with such assets) resulting from acquisitions of financial institutions have been allocated to the Company's reportable segments, but are included in the “All Other” category.  The Company does, however, assign such intangible assets to business units for purposes of testing for impairment.

Information about the Company's segments is presented in the following table:

	Three Months Ended March 31
	2017			2016
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$115,981	911	22,407	$113,689	991	25,448
Commercial Banking	273,845	920	112,750	253,617	1,056	101,327
Commercial Real Estate	195,125	407	84,547	177,380	387	80,529
Discretionary Portfolio	78,946	(12,927)	33,945	101,036	(14,323)	48,410
Residential Mortgage Banking	93,708	18,211	14,844	96,935	19,660	17,077
Retail Banking	361,237	3,047	81,873	339,046	3,014	63,288
All Other	242,263	(10,569)	(1,439)	211,194	(10,785)	(37,551)
Total	$1,361,105	—	348,927	$1,292,897	—	298,528

	Average total assets
	Three Months Ended March 31		Year Ended December 31
	2017	2016	2016
	(In millions)

Business Banking	$5,596	5,424	5,456
Commercial Banking	26,723	24,838	25,592
Commercial Real Estate	22,977	19,839	21,131
Discretionary Portfolio	38,731	42,509	40,867
Residential Mortgage Banking	2,426	2,647	2,569
Retail Banking	12,204	11,568	11,840
All Other	14,321	16,427	16,885
Total	$122,978	123,252	124,340

(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $7,999,000 and $6,332,000 for the three-month periods ended March 31, 2017 and 2016, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting.  The carrying value of that investment was $364 thousand at March 31, 2017.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty mortgage finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.4 billion and $3.5 billion at March 31, 2017 and December 31, 2016, respectively.  Revenues from those servicing rights were $4 million and $5 million for the quarters ended March 31, 2017 and 2016, respectively.  The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $40.8 billion and $30.4 billion at March 31, 2017 and December 31, 2016, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $23 million for each of the three-month periods ended March 31, 2017 and 2016.  In addition, the Company held $153 million and $158 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2017 and December 31, 2016, respectively, that were securitized by Bayview Financial.  In April 2017, the Company provided a loan to Bayview Financial for $100 million at terms consistent with those offered to non-affiliated customers.

16. Recent accounting developments

Effective January 1, 2017, the Company adopted amended accounting guidance for share-based transactions.  The most significant aspect of the amended guidance that affects the Company requires that all excess tax benefits and tax deficiencies be recognized in income tax expense in the income statement and that such amounts be recognized in the period in which the tax deduction arises or in the period in which an expiration of an award occurs.  The adoption of this guidance resulted in an $18 million reduction of income tax expense for the quarter ended March 31, 2017 that under previous accounting guidance would have been recognized directly in shareholders’ equity.

Effective January 2017, the Company also adopted amended accounting guidance for the transition to the equity method of accounting.  The amended guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method has been in effect during all previous periods that the investment had been held.  Instead, the amended guidance requires the investor to adopt the equity method of accounting as of the date the investment first qualifies for such accounting.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2017, the Company adopted two amendments to the accounting guidance for derivatives and hedging.  The first amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  The second amendment clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  An entity performing the assessment is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence and no longer has to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risks.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

In March 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance requiring the premium on callable debt securities held at a premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted.  If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued amended guidance requiring the service cost component of the net periodic pension cost and net periodic postretirement benefit cost to be reported in the same line item or items in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period (except for the amount being capitalized, if appropriate).  The amendments also require disclosure of the line item(s) used in the income statement to present the components other than the service cost component if the other components are not presented in a separate line item or items in the income statement. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, using a retrospective transition method for the presentation of the service cost and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement.  The capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost would be applied using a prospective transition method.  The amendments allow for a practical expedient that permits the use of the amounts disclosed in the Company’s pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company is evaluating the impact the guidance may have on its consolidated financial statements.

In January 2017, the FASB issued amended guidance eliminating Step 2 from the goodwill impairment test. Under the amendments to the guidance, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The guidance is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method. Early adoption is permitted. The Company does not expect the guidance will have a material impact on its consolidated financial statements, unless at some point in the future one of its reporting units were to fail step 1 of the goodwill impairment test.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

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

In February 2016, the FASB issued guidance related to the accounting for leases.  The core principle of the guidance is that all leases create an asset and a liability for the lessee and, therefore, lease assets and lease liabilities should be recognized in the balance sheet.  Lease assets will be recognized as a right-of-use asset and lease liabilities will be recognized as a liability to make lease payments.  While the guidance requires all leases to be recognized in the balance sheet, there continues to be a differentiation between finance leases and operating leases for purposes of income statement recognition and cash flow statement presentation.  For finance leases, interest on the lease liability and amortization of the right-of-use asset will be recognized separately in the statement of income.  Repayments of principal on those lease liabilities will be classified within financing activities and payments of interest on the lease liability will be classified within operating activities in the statement of cash flows.  For operating leases, a single lease cost is recognized in the statement of income and allocated over the lease term, generally on a straight-line basis.  All cash payments are presented within operating activities in the statement of cash flows.  The accounting applied by lessors is largely unchanged from existing GAAP, however, the guidance eliminates the accounting model for leveraged leases for leases that commence after the effective date of the guidance.  The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated balance sheet.  Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheet. The Company was committed to $467  million of minimum lease payments under noncancelable operating lease agreements at December 31, 2016.  The Company does not expect the new guidance will have a material impact to its consolidated statement of income.

In January 2016, the FASB issued amended guidance related to recognition and measurement of financial assets and liabilities. The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option. Separate presentation of financial assets and liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required. The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is still evaluating the impact the guidance could

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

have on its consolidated financial statements. The Company does hold certain equity securities in its available-for-sale portfolio.  Upon adoption of this guidance, fair value changes in such equity securities will be recognized in the consolidated statement of income as opposed to accumulated other comprehensive income where they are recognized under current accounting guidance.

In May 2014, the FASB issued amended accounting and disclosure guidance for revenue from contracts with customers. The core principle of the accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The amended disclosure guidance requires sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application (the “modified retrospective approach”).  At present, the Company expects to adopt the revenue recognition guidance in the first quarter of 2018 using the modified retrospective approach.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, and is performing an evaluation of the underlying revenue contracts.  To date, the Company has not yet identified any material changes in the timing of revenue recognition when considering the amended accounting guidance, however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income in the first quarter of 2017 of $349 million or $2.12 of diluted earnings per common share, compared with $299 million or $1.73 of diluted earnings per common share in the initial quarter of 2016.  During the final 2016 quarter, net income and diluted earnings per common share were $331 million and $1.98, respectively.  Basic earnings per common share were $2.13 in the recent quarter, compared with $1.74 and $1.98 in the first and fourth quarters of 2016, respectively.  The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the initial 2017 quarter was 1.15%, compared with .97% in the corresponding quarter of 2016 and 1.05% in the final 2016 quarter.  The annualized rate of return on average common shareholders’ equity was 8.89% in the recent quarter, compared with 7.44% in the year-earlier quarter and 8.13% in the fourth quarter of 2016.

During the first quarter of 2017, M&T adopted new accounting guidance for share-based transactions.  That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized in income tax expense in the income statement.  Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise.  The adoption of the amended accounting guidance resulted in an $18 million reduction of income tax expense in the initial 2017 quarter, or $.12 of diluted earnings per common share.

The Company’s results of operations during the initial 2016 quarter included $23 million ($14 million after-tax effect), or $.09 per diluted common share of merger-related expenses (as described below) associated with M&T’s acquisition of Hudson City Bancorp, Inc.  (“Hudson City”) on November 1, 2015, while during the fourth quarter of 2016, the Company made a $30 million tax-deductible cash contribution ($.12 per diluted common share) to The M&T Charitable Foundation. As described herein under the heading “Other Expense” reflected in the first quarter of each year were seasonally higher stock-based compensation and employee benefits expenses.

In accordance with M&T’s revised 2016 Capital Plan, during the first quarter of 2017, M&T repurchased 3,233,196 shares of its common stock at a total cost of $532 million and increased the quarterly common stock dividend from $.70 to $.75 per share.  Repurchases of common stock in the final 2016 quarter totaled 300,000 shares at a cost of $37 million, while in the initial 2016 quarter, M&T repurchased 948,545 shares for $100 million in accordance with its 2015 Capital Plan.

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices.  As noted earlier, those expenses (herein referred to as merger-related expenses) totaled $14 million after-tax effect in the first quarter of 2016. There were no merger-related expenses during the first quarter of 2017 or the fourth quarter of 2016. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income totaled $354 million in the recent quarter, compared with $320 million in the first quarter of 2016.  Diluted net operating earnings per common share for the first quarter of 2017 were $2.15, compared with

$1.87 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $336 million and $2.01, respectively, in the fourth quarter of 2016.

Net operating income in the initial 2017 quarter expressed as an annualized rate of return on average tangible assets was 1.21%, compared with 1.09% and 1.10% in the first and fourth quarters of 2016, respectively. Net operating income represented an annualized return on average tangible common equity of 13.05% in the recent quarter, compared with 11.62% in the similar 2016 quarter and 11.93% in the final quarter of 2016.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $922 million in the initial quarter of 2017, up 5% from $878 million in the year-earlier quarter.  That growth resulted predominantly from a widening of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.34% in the recent quarter from 3.18% in the corresponding 2016 period.  The improvement in taxable-equivalent net interest income was largely the result of the higher interest rate environment due to actions initiated by the Federal Reserve in mid-December 2016 and mid-March 2017 to raise its target Federal funds rate by .25% at each of those dates and higher average loan balances of $2.2 billion. Taxable-equivalent net interest income in the recent quarter increased 4% from $883 million in the final quarter of 2016, predominantly due to a 26 basis point (hundredths of one percent) widening of the net interest margin from 3.08% in the fourth quarter of 2016.  That widening also reflected the impact of the increases in interest rates initiated by the Federal Reserve as noted above.

Average loans and leases aggregated $89.8 billion in the recent quarter, 3% higher than $87.6 billion in the initial quarter of 2016.  Commercial loans and leases averaged $22.3 billion in the first quarter of 2017, up $1.6 billion or 8% from $20.7 billion in the first quarter of 2016.  Average commercial real estate loans were $33.2 billion in the recent quarter, an increase of $3.7 billion, or 13%, from $29.4 billion in the year-earlier quarter.  Reflecting ongoing repayments of loans obtained in the acquisition of Hudson City, average residential real estate loans declined $3.7 billion or 14% to $22.2 billion in the first quarter of 2017 from $25.9 billion in the year-earlier quarter.  Included in that portfolio were loans held for sale, which averaged $366 million in the recent quarter and $323 million in the similar 2016 quarter.  Consumer loans averaged $12.2 billion in the recently completed quarter, an increase of $571 million or 5% from $11.6 billion in the first quarter of 2016, predominantly due to growth in average automobile and recreational vehicle loans, partially offset by lower outstanding balances of home equity lines of credit.

Average loan and lease balances in the initial quarter of 2017 decreased $180 million from $90.0 billion in the fourth quarter of 2016.  Average commercial loan and lease balances rose $354 million, or 2%, in the recent quarter from $21.9 billion in the fourth quarter of 2016.  Commercial real estate loan average balances in the initial 2017 quarter increased $353 million, or 1%, from $32.8 billion in the final three months of 2016.  Reflected in average commercial real estate loan balances were loans held for sale, which averaged $169 million and $524 million in the first quarter of 2017 and the fourth quarter of 2016, respectively.  Average residential real estate loans in the first three months of 2017 declined $917 million, or 4%, from $23.1 billion in the final 2016 quarter, reflecting the continued pay down of loans obtained in the acquisition of Hudson City.  Average consumer loans increased $30 million in the recent quarter from $12.1 billion in 2016’s final quarter.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2017	2016	2016
	(In millions)

Commercial, financial, etc.	$22,290	8%	2%
Real estate – commercial	33,175	13	1
Real estate – consumer	22,179	(14)	(4)
Consumer
Automobile	3,019	17	3
Home equity lines and loans	5,577	(6)	(2)
Other	3,557	15	1
Total consumer	12,153	5	—
Total	$89,797	3%	—%

The investment securities portfolio averaged $16.0 billion in 2017’s first quarter, $651 million or 4% above $15.3 billion in the year-earlier quarter. Investment securities averaged $15.4 billion in the final quarter of 2016.  During the first quarter of 2017, the Company purchased $536 million of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities.  Similar purchases of Fannie Mae and Ginnie Mae mortgage-backed securities in the initial quarter of 2016 totaled $305 million.  During the fourth quarter of 2016, the Company purchased $1.2 billion of U.S. Treasury notes and $1.2 billion of Fannie Mae and Ginnie Mae mortgage-backed securities.  The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes.  When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments.  The Company manages its investment securities portfolio, in part, to satisfy the requirements of the Liquidity Coverage Ratio (“LCR”) that became effective in January 2016.  The LCR is intended to ensure that banks hold a sufficient amount of “high quality liquid assets” to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. For additional information concerning the LCR rules, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2016 under the heading “Liquidity.”

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the first quarters of 2017 and 2016 or in the final 2016 quarter. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold.  Those other earning assets in the aggregate averaged $6.2 billion in the recently completed quarter, compared with $8.3 billion and $8.9 billion in the first and final quarters of 2016, respectively.  Interest-bearing deposits at banks averaged $6.2 billion, $8.2 billion and $8.8 billion during the three-month periods ended March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.

As a result of the changes described herein, average earning assets were $112.0 billion in the first quarter of 2017, compared with $111.2 billion in the year-earlier quarter and $114.3 billion in the fourth quarter of 2016.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $94.0 billion in the most recent quarter, compared with $89.7 billion in the year-earlier quarter, and $94.4 billion in the final quarter of 2016.  As compared with the fourth quarter of 2016, higher average balances of noninterest-bearing deposits in 2017’s first quarter, largely due to increased trust customer deposits, were offset by declines in average time deposits, predominantly related to maturities of relatively high-rate deposits obtained in the acquisition of Hudson City.  The increase in average core deposits in the first quarter of 2017 from the year-earlier quarter reflected higher noninterest-bearing deposits, largely associated with trust customers.  The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2017	2016	2016
	(In millions)

Savings and interest-checking deposits	$52,124	6%	(2)%
Time deposits	8,567	(27)	(12)
Noninterest-bearing deposits	33,287	15	5
Total	$93,978	5%	—%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $935 million in the first quarter of 2017, compared with $1.2 billion in each of the first and fourth quarters of 2016.  Cayman Islands office deposits averaged $192 million, $187 million and $206 million for the three-month periods ended March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  Brokered time deposits averaged $59 million in each of the quarters ended March 31, 2017, March 31, 2016 and December 31, 2016. The Company also had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $1.1 billion during each of the quarters ended March 31, 2017 and December 31, 2016, compared with $1.2 billion during the first quarter of 2016. The levels of brokered deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured.  The level of Cayman Islands office deposits is also reflective of customer demand.  Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of less than one year.  Average short-term borrowings totaled $184 million in the first quarter of 2017, compared with $2.1 billion in the year-earlier quarter and $200 million in the final quarter of 2016.  The decrease in such borrowings since the first quarter of 2016 was predominantly due to the maturities of short-term borrowings from the Federal Home Loan Bank of New York assumed in the Hudson City acquisition.  Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $129 million and $137 million in the first quarters of 2017 and 2016, respectively, and $144 million in the final quarter of 2016.

Long-term borrowings averaged $8.4 billion in the initial 2017 quarter, compared with $10.5 billion in the year-earlier quarter and $9.9 billion in the fourth quarter of 2016.  M&T Bank, M&T’s principal bank subsidiary, has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes, however, only unsecured senior notes have been issued under that program. Average balances of notes outstanding under that program were $4.5 billion, $5.4 billion, and $5.2 billion during the three-month periods ended March 31, 2017, March 31, 2016 and December 31, 2016, respectively. The proceeds of the issuances of borrowings under the Bank Note Program were predominantly utilized to purchase high-quality liquid assets that meet the requirements of the LCR.  Outstanding balances of the senior unsecured notes totaled $4.4 billion at March 31, 2017 and $5.2 billion at December 31, 2016.  Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $1.2 billion in each of the initial quarters of 2017 and 2016 and the final quarter of 2016. Subordinated capital notes included in long-term borrowings averaged $1.5 billion in each of the three-month periods ended March 31, 2017, March 31, 2016, and December 31, 2016.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $517 million in the most recent quarter, compared with $514 million in the first quarter of 2016 and $516 million in the fourth quarter of 2016. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.  Also included in long-term borrowings were agreements to repurchase securities, which averaged $683 million in the first quarter of 2017, $1.9 billion in the first quarter of 2016 and $1.5 billion in the fourth quarter of 2016.  The lower average balances of repurchase agreements in the recent quarter as compared with the first and fourth quarters of 2016 reflect maturities in the first quarter of 2017 and fourth quarter of 2016.  The repurchase agreements held at March 31, 2017 totaled $431 million and have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.  The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt.  As of March 31, 2017, interest rate swap agreements were used to hedge approximately $900 million of outstanding fixed rate long-term borrowings.  Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.15% in the first quarter of 2017, compared with 3.01% in the year-earlier quarter.  The yield on earning assets during the recent quarter was 3.67%, up 13 basis points from 3.54% in the initial 2016 quarter, while the rate paid on interest-bearing liabilities decreased one basis point to .52% in the recent quarter from .53% in the year-earlier period.  In the final quarter of 2016, the net interest spread was 2.88%, the yield on earning assets was 3.45% and the rate paid on interest-bearing liabilities was .57%.  The widening of the net interest spread in the recent quarter as compared with the first and final quarters of 2016 was largely due to the effect of increases in short-term interest rates initiated by the Federal Reserve in mid-December 2016 and mid-March 2017 that contributed to higher yields on loans and leases.  Also contributing to the improved net interest spread in the initial 2017 quarter were lower average balances of long-term borrowings and of relatively low-yielding deposits held at the Federal Reserve Bank of New York.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $40.4 billion in the first quarter of 2017, compared with $35.1 billion and $39.0 billion in the first and fourth quarters of 2016, respectively.  The increases in average net interest-free funds in the two most recent quarters as compared with the first quarter of 2016 reflect higher average balances of noninterest-bearing deposits.  Those deposits averaged $33.3 billion, $28.9 billion and $31.7 billion in the quarters ended March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  The growth in average noninterest-bearing deposits since the first quarter of 2016 largely reflects higher deposits of trust customers.  Shareholders’ equity averaged $16.3 billion in each of the three-month periods ended March 31, 2017 and March 31, 2016, compared with $16.7 billion in the three-month period ended December 31, 2016.   Goodwill and core deposit and other intangible assets averaged $4.7 billion and the cash surrender value of bank owned life insurance averaged $1.7 billion during each of the quarters ended March 31, 2017, March 31, 2016 and December 31, 2016.  Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .19% in the recent quarter, compared with .17% in the first quarter of 2016 and .20% in the fourth quarter of 2016.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.34% in the recent quarter, compared with 3.18% in the initial quarter of 2016 and 3.08% in the final quarter of 2016. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $900 million at each of March 31, 2017 and December 31, 2016, compared with $1.4 billion at March 31, 2016. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates.  Those interest rate swap agreements were designated as fair value hedges of certain fixed rate long-term borrowings. The $500 million decline in notional amount from March 31, 2016 reflects the expiration of a hedge transaction in December 2016 upon conversion of $500 million of fixed rate long-term borrowings to a floating rate.  There were no interest rate swap agreements designated as cash flow hedges at those respective dates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income.  The amounts of hedge ineffectiveness recognized during each of the quarters ended March 31, 2017, March 31, 2016 and December 31, 2016 were not material to the Company’s consolidated results of operations. The estimated aggregate fair value of interest rate swap agreements designated as fair value hedges represented gains of approximately $8 million at March 31, 2017, $41 million at March 31, 2016 and $12 million at December 31, 2016.  The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.  The Company’s credit exposure as of March 31, 2017 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty, periodic settlements and counterparty postings of $11 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 3.75% and 2.24%, respectively, at March 31, 2017.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended March 31
.	2017		2016
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	—%	$—	—%
Interest expense	(3,648)	(.02)	(10,333)	(.05)
Net interest income/margin	$3,648	.01%	$10,333	.04%
Average notional amount	$900,000		$1,400,000
Rate received (b)		3.75%		4.42%
Rate paid (b)		2.13%		1.45%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk.  Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  M&T’s bank subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, the previously noted Bank Note Program, and other available borrowing facilities.  The Company has, from time to time, issued subordinated capital notes to provide liquidity and enhance regulatory capital ratios. Such notes generally qualify under the Federal Reserve Board’s risk-based capital guidelines for inclusion in the Company’s regulatory capital. However, pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities have been phased-out of the definition of Tier 1 capital. Beginning January 1, 2016 those instruments are considered Tier 2 capital and are only includable in total regulatory capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions.  Short-term federal funds borrowings were $128 million, $157 million and $112 million at March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  In general, those borrowings were unsecured and matured on the next business day.  In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $193 million at March 31, 2017, $167 million at March 31, 2016 and $202 million at December 31, 2016.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $1.2 billion at each of March 31, 2017 and December 31, 2016, compared with $1.1 billion at March 31, 2016.  Brokered time deposits were not a significant source of funding as of those dates.

The Company’s ability to obtain funding from these other sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets.  The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels.  Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account aggregated $1 million at March 31, 2017, $37 million at March 31, 2016 and $30 million at December 31, 2016.  The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.3 billion at each of March 31, 2017 and December 31, 2016, compared with $1.7 billion at March 31, 2016.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at March 31, 2017 approximately $648 million was available for payment of dividends to M&T from bank subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 5 of Notes to Financial Statements.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business.  Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. Banking regulators have enacted the LCR rules requiring a banking company to maintain a minimum amount of liquid assets to withstand a standardized supervisory liquidity stress scenario. The Company has taken steps to maintain appropriate liquidity and is in compliance with the LCR rules.

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

The accompanying table as of March 31, 2017 and December 31, 2016 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	March 31, 2017	December 31, 2016
	(In thousands)

+200 basis points	$204,102	227,283
+100 basis points	139,298	147,400
-50 basis points	(93,725)	(98,945)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income.  The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities.  In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period of 100 and 200 basis point increases and a 50 basis point decrease, as compared with the base scenario.  In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain positive on all points of the yield curve.  In 2016, the Company suspended the -100 basis point scenario due to the persistent low level of interest rates.  This scenario will be reinstated if and when interest rates rise sufficiently to make the analysis more meaningful.  The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. Given recent increases in short-term interest rates, management believes that exposure to potential volatility of net interest income has recently increased. As a result, in 2017 management is adding interest rate swap agreements designated as hedging instruments to mitigate the Company’s exposure to such potential volatility.

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $22.3 billion at March 31, 2017, $18.9 billion at March 31, 2016 and $21.6 billion at December 31, 2016.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $496 million at March 31, 2017, compared with $2.8 billion at March 31, 2016 and $471 million at December 31, 2016.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet aggregated $175 million and $139 million, respectively, at March 31, 2017. Effective January 2017, certain clearinghouse exchanges revised their rules to re-characterize required collateral postings for changes in fair value of exchange-traded derivatives as legal settlements of those positions. As a result, the fair value asset and liability amounts at March 31, 2017 have been reduced by contractual settlements of $112 million and $25 million, respectively. The fair values of trading account assets and liabilities were $468 million and $296 million, respectively, at March 31, 2016, and $324 million and $174 million, respectively, at December 31, 2016.  Included in trading account assets were assets related to deferred compensation plans aggregating $22 million at each of March 31, 2017, March 31, 2016 and December 31, 2016.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at March 31, 2017 were $25 million of liabilities related to deferred compensation plans, compared with $26 million at each of March 31 and December 31, 2016.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $24 million at each of March 31, 2017 and December 31, 2016, compared with $48 million at March 31, 2016.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio.  A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the initial quarter of 2017 was $55 million, compared with $49 million in the year-earlier quarter and $62 million in the fourth quarter of 2016.  Net charge-offs of loans were $43 million in the recent quarter, compared with $42 million and $49 million in the first and fourth quarters of 2016, respectively.  Net charge-offs as an annualized percentage of average loans and leases were .19% in the first quarters of 2017 and 2016, compared with .22% in the final 2016 quarter.  A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	First Quarter 2017	First Quarter 2016	Fourth Quarter 2016
	(In thousands)

Commercial, financial, leasing, etc.	$11,896	902	17,190
Real estate:
Commercial	3,971	(1,141)	886
Residential	4,752	5,085	4,978
Consumer	21,948	37,394	26,070
	$42,567	42,240	49,124

Net charge-offs of commercial loans and leases in the first quarter of 2017 included a $6 million charge-off associated with a producer of powdered cellulose and fiber filler products used for food and industrial applications, and in the final 2016 quarter included a $12 million charge-off associated with a multi-regional manufacturer of refractory brick and other castable products.  Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended March 31, 2017, March 31, 2016 and December 31, 2016, respectively, of: automobile loans of $9 million, $11 million and $8 million; recreational vehicle loans of $5 million, $12 million and $5 million; and home equity loans and lines of credit secured by one-to-four family residential properties of $3 million, $5 million and $4 million. Beginning in the first quarter of 2016, the Company accelerated the charge off of consumer loans associated with customers who were either deceased or had filed for bankruptcy that, in accordance with GAAP, had previously been considered when determining level of the allowance for credit losses and were charged-off following the Company’s normal charge-off procedures to the extent the loans subsequently became delinquent.  Charge-offs of such loans totaled $7 million in the recent quarter, $14 million in the first quarter of 2016 and $6 million in the final quarter of 2016 and included $5 million, $11 million and $4 million, respectively, of loan balances with a current payment status at the time of charge-off.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses.  Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates.  For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans.  The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet.  The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect.  The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans, including its estimates of lifetime principal losses. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances.  Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.  The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $1.6 billion, $2.3 billion and $1.8 billion at March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  The decrease in such loans since March 31, 2016 was largely attributable to payments received.  The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of March 31, 2017 and December 31, 2016 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	March 31, 2017	December 31, 2016
	(In thousands)

Commercial, financial, leasing, etc.	$5,886	4,794
Commercial real estate	39,096	39,867
Residential real estate	47,691	59,657
Consumer	11,170	11,275
Total	$103,843	115,593

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired at a premium was $13.5 billion and $14.2 billion at March 31, 2017 and December 31, 2016, respectively. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount.  Rather, subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans aggregated $927 million or 1.04% of total loans and leases outstanding at March 31, 2017, compared with $877 million or 1.00% a year earlier and $920 million or 1.01% at December 31, 2016. The higher levels of nonaccrual loans at the two most recent quarter-ends as compared with March 31, 2016 reflect the expected migration of previously performing residential real estate loans obtained in the acquisition of Hudson City that became past due over 90 days after March 31, 2016.  Nonaccrual Hudson City-related residential real estate loans totaled $207 million at March 31, 2017, $79 million at March 31, 2016 and $190 million at December 31, 2016.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $280 million, or .31% of total loans and leases at March 31, 2017, compared with $336 million or .38% at March 31, 2016 and $301 million or .33% at December 31, 2016.  Those amounts included loans guaranteed by government-related entities of $253 million, $279 million and $283 million at March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $197 million at March 31, 2017, $226 million at March 31, 2016 and $224 million at December 31, 2016.  The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments.  Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The carrying amount of such loans was $553 million at March 31, 2017, or .6% of total loans. Of that amount, $488 million was related to the Hudson City acquisition. Purchased impaired loans totaled $716 million and $578 million at March 31, 2016 and December 31, 2016, respectively.

Accruing loans acquired at a discount past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $64 million at March 31, 2017, compared with $62 million at March 31, 2016 and $61 million at December 31, 2016.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance.  Such loans aggregated $174 million, $155 million and $171 million at March 31, 2017, March 31, 2016 and December 31, 2016, respectively.

Commercial loans and leases classified as nonaccrual totaled $261 million at each of March 31, 2017 and December 31, 2016, compared with $280 million at March 31, 2016. Commercial real estate loans in nonaccrual status aggregated $211 million at each of March 31, 2017 and December 31, 2016, compared with $224 million at March 31, 2016.  Nonaccrual commercial real estate loans included construction-related loans of $28 million, $53 million and $35 million at March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  Those nonaccrual construction loans included loans to residential builders and developers of $14 million, $32 million and $17 million at March 31, 2017, March 31, 2016 and December 31, 2016, respectively. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended March 31, 2017 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter Ended
	March 31, 2017			March 31, 2017
		Nonaccrual		Net Charge-offs (Recoveries)
	Outstanding Balances(b)	Balances	Percent of Outstanding Balances	Balances	Annualized Percent of Average Outstanding Balances
	(Dollars in thousands)

New York	$509,409	$899	.18%	$(42)	(.03)%
Pennsylvania	160,333	10,843	6.76	(14)	(.04)
Mid-Atlantic(a)	498,604	2,304	.46	(120)	(.10)
Other	603,505	1,188	.20	—	—
Total	$1,771,851	$15,234	.86%	$(176)	(.04)%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes approximately $14 million of loans not secured by real estate, of which approximately $2 million are in nonaccrual status.

Nonaccrual residential real estate loans totaled $350 million at March 31, 2017, compared with $263 million at March 31, 2016 and $336 million at December 31, 2016.  The increase in residential real estate loans classified as nonaccrual at the two most recent quarter-ends as compared with March 31, 2016 reflects the expected migration of previously performing loans obtained in the acquisition of Hudson City that became more than 90 days delinquent.  Such nonaccrual residential real estate loans aggregated $207 million at March 31, 2017, $79 million at March 31, 2016 and $190 million at December 31, 2016. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making loan payments at the time and the loans were not recorded at a discount. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $113 million, $76 million and $107 million at March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Such loans in the Company’s portfolio prior to the Hudson City transaction were originated by the Company before 2008. Hudson City discontinued its limited documentation loan program in January 2014. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) aggregated $251 million at March 31, 2017, compared with $279 million at March 31, 2016 and $281 million at December 31, 2016.  A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2017 is presented in the accompanying table.

Nonaccrual consumer loans were $104 million at March 31, 2017, compared with $110 million at March 31, 2016 and $112 million at December 31, 2016.  Included in nonaccrual consumer loans at March 31, 2017, March 31, 2016 and December 31, 2016 were: automobile loans of $16 million, $15 million, and $19 million, respectively; recreational vehicle loans of $5 million, $10 million and $7 million, respectively; and outstanding balances of home equity loans and lines of credit of $80 million, $79 million and $82 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended March 31, 2017 is presented in the accompanying table.

Information about past due and nonaccrual loans as of March 31, 2017 and December 31, 2016 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	March 31, 2017			Quarter Ended March 31, 2017
		Nonaccrual		Net Charge-offs (Recoveries)
					Annualized Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$6,032,744	$72,668	1.20%	$1,647	.11%
Pennsylvania	1,553,283	17,762	1.14	(43)	(.01)
Maryland	1,206,961	17,118	1.42	49	.02
New Jersey	4,907,675	48,178	.98	608	.05
Other Mid-Atlantic (a)	1,043,272	12,034	1.15	(42)	(.02)
Other	3,534,328	69,062	1.95	1,316	.15
Total	$18,278,263	$236,822	1.30%	$3,535	.08%
Residential construction loans:
New York	$4,327	$—	—%	$—	—%
Pennsylvania	1,937	371	19.16	5	.99
Maryland	1,828	—	—	—	—
New Jersey	1,821	—	—	—	—
Other Mid-Atlantic (a)	4,115	120	2.90	—	—
Other	6,440	372	5.78	(2)	(.11)
Total	$20,468	$863	4.22%	$3	.06%
Limited documentation first mortgages:
New York	$1,458,812	$41,119	2.82%	$780	.21%
Pennsylvania	73,449	7,987	10.87	(1)	(.01)
Maryland	41,949	3,441	8.20	36	.34
New Jersey	1,327,869	29,777	2.24	(15)	(.01)
Other Mid-Atlantic (a)	35,894	3,187	8.88	57	.62
Other	487,787	27,049	5.55	357	.29
Total	$3,425,760	$112,560	3.29%	$1,214	.14%
First lien home equity loans and lines of credit:
New York	$1,267,271	$15,125	1.19%	$1,316	.42%
Pennsylvania	811,212	8,824	1.09	202	.10
Maryland	667,613	6,632	.99	560	.34
New Jersey	44,534	564	1.27	(1)	(.01)
Other Mid-Atlantic (a)	204,081	1,723	.84	12	.02
Other	21,287	1,262	5.93	—	—
Total	$3,015,998	$34,130	1.13%	$2,089	.28%
Junior lien home equity loans and lines of credit:
New York	$891,927	$23,339	2.62%	$352	.16%
Pennsylvania	355,507	6,190	1.74	145	.16
Maryland	774,931	8,955	1.16	19	.01
New Jersey	128,078	1,352	1.06	21	.07
Other Mid-Atlantic (a)	307,238	3,420	1.11	16	.02
Other	41,883	2,060	4.92	(20)	(.20)
Total	$2,499,564	$45,316	1.81%	$533	.09%
Limited documentation junior lien:
New York	$821	$—	—%	$(1)	(.45%)
Pennsylvania	331	—	—	—	—
Maryland	1,382	91	6.60	—	—
New Jersey	384	—	—	(36)	(37.71)
Other Mid-Atlantic (a)	648	—	—	—	—
Other	4,601	425	9.23	(12)	(1.06)
Total	$8,167	$516	6.32%	$(49)	(2.41%)
(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $119 million at March 31, 2017, compared with $188 million at March 31, 2016 and $139 million at December 31, 2016. The decline in real estate and other foreclosed assets since

March 31, 2016 was attributable to lower levels of residential real estate properties associated with the Hudson City acquisition.  Gains or losses resulting from sales of real estate and other foreclosed assets were not material in the three-month periods ended March 31, 2017, March 31, 2016 or December 31, 2016.  At March 31, 2017, the Company’s holding of residential real estate-related properties comprised approximately 94% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENOGIATED AND IMPAIRED LOAN DATA

	2017	2016 Quarters
	First Quarter	Fourth	Third	Second	First
	(Dollars in thousands)

Nonaccrual loans	$926,675	920,015	837,362	848,855	876,691
Real estate and other foreclosed assets	119,155	139,206	159,881	172,473	188,004
Total nonperforming assets	$1,045,830	1,059,221	997,243	1,021,328	1,064,695
Accruing loans past due 90 days or more(a)	$280,019	300,659	317,282	298,449	336,170
Government guaranteed loans included in totals above:
Nonaccrual loans	$39,610	40,610	47,130	52,486	49,688
Accruing loans past due 90 days or more	252,552	282,659	282,077	269,962	279,340
Renegotiated loans	$191,343	190,374	217,559	211,159	200,771
Acquired accruing loans past due 90 days or more(b)	$63,732	61,144	65,182	68,591	61,767
Purchased impaired loans(c):
Outstanding customer balance	$890,431	927,446	981,105	1,040,678	1,124,776
Carrying amount	552,935	578,032	616,991	662,059	715,874

Nonaccrual loans to total loans and leases, net of unearned discount	1.04%	1.01%	.93%	.96%	1.00%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.17%	1.16%	1.11%	1.15%	1.21%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.31%	.33%	.35%	.34%	.38%

(a)     Excludes loans acquired at a discount.  Predominantly residential real estate loans.

(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2017 in light of:  (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company.  While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the volatile nature of global markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 55% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans were $2.5 billion at March 31, 2017, compared with $2.3 billion at March 31, 2016 and $2.4 billion at December 31, 2016.  Approximately 99% of loan balances added to the criticized category during the recent quarter were less than 90 days past due and 91% had a current payment status.  Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most of those loans.

Loan officers in different geographic locations with the support of the Company’s credit department personnel are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed.  On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.  For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At March 31, 2017, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 70% (or approximately 32% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At March 31, 2017, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $13 million, compared with $23 million at March 31, 2016 and $12 million at December 31, 2016.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2017, approximately 83% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 21% were making contractually allowed payments that do not include any repayment of principal.

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

Management believes that the allowance for credit losses at March 31, 2017 appropriately reflected credit losses inherent in the portfolio as of that date.  The allowance for credit losses was $1.0 billion, or 1.12% of total loans and leases at March 31, 2017, compared with $963 million or 1.10% at March 31, 2016 and $989 million or 1.09% at December 31, 2016.  The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value.  However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio.  The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein.  Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods.  The ratio of the allowance for credit losses to nonaccrual loans was 108% at March 31, 2017, compared with 110% at March 31, 2016 and 107% at December 31, 2016.  Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $447 million in the initial quarter of 2017, compared with $421 million in the first quarter of 2016 and $465 million in the fourth quarter of 2016.  The rise in other income during the recent quarter as compared with the year-earlier quarter resulted largely from higher trust income and credit-related fees. As compared with the fourth quarter of 2016, the recent quarter decline in other income reflected lower mortgage banking revenues.

Mortgage banking revenues were $85 million in the recent quarter, compared with $82 million in the year-earlier quarter and $99 million in the final 2016 quarter.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $58 million in the first quarter of 2017, compared with $60 million in the year-earlier quarter and $63 million in the fourth quarter of 2016.  The lower residential mortgage banking revenues in the recent quarter as compared with the final quarter of 2016 were largely the result of decreased gains from origination activities, due to lower volumes of loans originated for sale and narrower margins on those originations.

New commitments to originate residential real estate loans to be sold were approximately $727 million in 2017’s first quarter, compared with $659 million in the year-earlier quarter and $760 million in the final quarter of 2016. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $14 million in each of the first quarters of 2017 and 2016, compared with gains of $17 million in the fourth quarter of 2016.

Loans held for sale that were secured by residential real estate aggregated $297 million and $269 million at March 31, 2017 and 2016, respectively, and $414 million at December 31, 2016.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $641 million and $474 million, respectively, at March 31, 2017, compared with $646 million and $521 million, respectively, at March 31, 2016, and $777 million and $479 million, respectively, at December 31, 2016.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $13 million and $17 million at March 31, 2017 and March 31, 2016, respectively, and $15 million at December 31, 2016.  Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenues of $2 million and $8 million in the two most recent quarters, compared with a net increase in revenues of $1 million in the first quarter of 2016.

Revenues from servicing residential real estate loans for others were $44 million in the first quarter of 2017, compared with $45 million and $46 million during the quarters ended March 31, 2016 and December 31, 2016, respectively.  Residential real estate loans serviced for others totaled $63.7 billion at March 31, 2017, $60.0 billion at March 31, 2016, and $53.2 billion at December 31, 2016.  Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $40.8 billion, $36.3 billion and $30.4 billion at March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  Revenues earned for sub-servicing loans totaled $23 million in each of the quarters ended March 31, 2017 and March 31, 2016, compared with $25 million in the final quarter of 2016. During March 2017, the Company acquired additional sub-servicing of residential real estate loans having outstanding principal balances of approximately $12.4 billion. The additional sub-servicing portfolio did not have a significant impact on residential mortgage banking revenues in the first quarter of 2017. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”). Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company.  Capitalized residential mortgage loan servicing assets aggregated $118 million at each of March 31, 2017 and March 31, 2016 and $117 million at December 31, 2016.

Commercial mortgage banking revenues aggregated $27 million in the first three months of 2017, compared with $22 million in the similar 2016 period and $36 million in the fourth quarter of 2016.  Included in such amounts were revenues from loan origination and sales activities of $15 million in the first quarter of 2017, $12 million in the year-earlier quarter and $24 million in the final quarter of 2016. Commercial real estate loans originated for sale to other investors were approximately $308 million in the recent quarter, compared with $355 million and $1.3 billion in the first and fourth quarters of 2016, respectively. Loan servicing revenues totaled $12 million in the two most recent quarters, compared with $10 million in the first quarter of 2016.  Capitalized commercial mortgage servicing assets were $106 million and $84 million at March 31, 2017 and March 31, 2016, respectively, and $104 million at December 31, 2016.  Commercial real estate loans serviced for other investors totaled $15.1 billion at March 31, 2017, $10.9 billion a year earlier and $11.8 billion at December 31, 2016 and included $3.0 billion, $2.6 billion and

$2.8 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible.  In January 2017, the Company purchased commercial mortgage servicing rights and other assets which increased commercial real estate loans serviced for others by approximately $2.7 billion.  The purchase price and assets acquired were not material to the Company’s consolidated financial position.  Revenues associated with the acquired servicing rights and other assets were not significant in the first quarter of 2017.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $373 million and $298 million, respectively, at March 31, 2017, $312 million and $184 million, respectively, at March 31, 2016 and $713 million and $70 million, respectively, at December 31, 2016.  Commercial real estate loans held for sale at March 31, 2017, March 31, 2016 and December 31, 2016 were $75 million, $128 million and $643 million, respectively. The higher balance at December 31, 2016 reflected loans originated late in 2016 that were not delivered to investors until 2017.

Service charges on deposit accounts were $104 million in the recent quarter, compared with $102 million in the year-earlier quarter and $105 million in the fourth quarter of 2016.  Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $17 million in the first quarter of 2017, compared with $16 million in the first quarter of 2016 and $15 million in the fourth quarter of 2016.  Trading account and foreign exchange activity resulted in gains of $10 million during the most recent quarter, compared with gains of $7 million in the first quarter of 2016 and $8 million in the final quarter of 2016. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Trust income includes fees related to two significant businesses.  The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income aggregated $120 million in the recent quarter, compared with $111 million in the year-earlier quarter and $122 million in the fourth quarter of 2016.  Revenues associated with the ICS business were approximately $60 million, $52 million and $61 million during the quarters ended March 31, 2017, March 31, 2016 and December 31, 2016, respectively. The higher revenues in the two most recent quarters as compared with the first quarter of 2016 reflect increased fees earned from money-market funds and stronger sales activities. Revenues attributable to WAS totaled approximately $54 million, $51 million and $53 million for the three-month periods ended March 31, 2017, March 31, 2016 and December 31, 2016, respectively. Total trust assets, which include assets under management and assets under administration, aggregated $219.0 billion at March 31, 2017, compared with $200.0 billion at March 31, 2016 and $210.6 billion at December 31, 2016.  Trust assets under management were $73.6 billion, $66.2 billion and $70.7 billion at March 31, 2017, March 31, 2016 and December 31, 2016, respectively.  Additional trust income from investment management activities was $6 million in the recent quarter, compared with $8 million in each of the first and fourth quarters of 2016.  That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager.  Assets managed by that affiliated manager were $6.9 billion at March 31, 2017, $6.7 billion at March 31, 2016 and $7.3 billion at December 31, 2016.  The Company’s trust income from that affiliate was not material during any of the quarters then-ended.  The Company’s proprietary mutual funds had assets of $10.7 billion, $11.4 billion and $10.9 billion at March 31, 2017, March 31, 2016 and December 31, 2016, respectively.

Other revenues from operations were $111 million in the first quarter of 2017, compared with $102 million in the year-earlier quarter and $116 million in the fourth quarter of 2016.  As compared with the initial 2016 quarter, the recent quarter’s revenues reflect higher letter of credit and other credit-related fees, including loan syndication fees. Included in other revenues from operations were the following significant components.  Letter of credit and other credit-related fees aggregated $34 million in the recent quarter, compared with $28 million in the initial quarter of 2016 and $31 million in the final quarter of 2016.  Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $15 million in the first quarter of 2017, compared with $16 million in the first quarter of 2016 and $13 million in the final 2016 quarter.  Revenues from merchant discount and credit card fees were $27 million in the recent quarter, compared with $26 million and $30 million in the first and fourth quarters of 2016, respectively.  Insurance-related sales commissions and other revenues totaled $12 million in each of the first quarters of 2017 and 2016, compared with $11 million in the fourth quarter of 2016.  M&T’s share of the operating losses of Bayview Lending Group LLC (“BLG”)  recognized using the equity method of accounting was $2 million in each of the two most recent quarters, compared with $4 million in the first quarter of 2016.  Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other Expense

Other expense aggregated $788 million in the first quarter of 2017, compared with $776 million in the year-earlier quarter and $769 million in the fourth quarter of 2016. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of  amortization of core deposit and other intangible assets of $8 million in 2017’s initial quarter, compared with $12 million in the first quarter of 2016 and $9 million in the final 2016 quarter, and merger-related expenses of $23 million in the first quarter of 2016. There were no merger-related expenses during the first quarter of 2017 or the fourth quarter of 2016. Exclusive of those nonoperating expenses, noninterest operating expenses were $779 million in the first quarter of 2017, compared with $741 million in the corresponding 2016 quarter and $760 million in the fourth quarter of 2016.  The most significant factors for the increased level of operating expenses in the recent quarter as compared with the year-earlier quarter were higher salaries and employee benefits expenses. The recent quarter’s rise in noninterest operating expenses as compared with the fourth quarter of 2016 reflected seasonally higher stock-based compensation and employee benefits expenses offset, in part, by the effect of a $30 million contribution to The M&T Charitable Foundation in the final 2016 quarter. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense aggregated $450 million in 2017’s first quarter, compared with $432 million in the year-earlier quarter and $393 million in the fourth quarter of 2016. Merger-related salaries and employee benefits expenses were $5 million in the first quarter of 2016. The increased salaries and employee benefits expense in the recent quarter as compared with the first quarter of 2016 largely reflects the impact of annual merit increases for employees and higher incentive-based compensation. The higher level of expenses in the recent quarter as compared with the final quarter of 2016 was attributable to seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2017 and 2016 included $20 million and $16 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $33 million and $29 million in the three-month periods ended March 31, 2017 and March 31, 2016, respectively, and $9 million in the three-month period ended December 31, 2016. The number of full-time equivalent employees was 16,409 at March 31, 2017, compared with 16,718 and 16,593 at March 31, 2016 and December 31, 2016, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $330 million and $314 million in the quarters ended March 31, 2017 and March 31, 2016, respectively, and $367 million in the final quarter of 2016.  The increase in nonpersonnel operating expenses in the recent quarter as compared with the year-earlier quarter reflected increased Federal Deposit Insurance Corporation (“FDIC”) assessments and higher outside data processing and software costs. Higher nonpersonnel operating expenses in the fourth quarter of 2016 as compared with the recent quarter were predominately due to the $30 million cash contribution made in the final 2016 quarter to The M&T Charitable Foundation.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 56.9% during the recent quarter, compared with 57.0% and 56.4% in the first and fourth quarters of 2016, respectively. The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes for each of the first quarters of 2017 and 2016 was $169 million, compared with $180 million in the fourth quarter of 2016. As noted earlier, M&T adopted new accounting guidance for share-based transactions during the first quarter of 2017. That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized as a component of income tax expense in the income statement. Previously, tax effects resulting from changes to M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise. The adoption of the amended accounting guidance resulted in an $18 million reduction of income tax expense in the initial 2017 quarter. The effective tax rates were 32.7%, 36.2% and 35.2% for the quarters ended March 31, 2017, March 31, 2016 and December 31, 2016, respectively. Excluding the impact of the adoption of the amended accounting guidance, the effective tax rate would have been 36.2% in the first quarter of 2017. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $16.2 billion at March 31, 2017, representing 13.16% of total assets, compared with $16.4 billion or 13.12% a year earlier and $16.5 billion or 13.35% at December 31, 2016.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of March 31, 2017, March 31, 2016 and December 31, 2016. Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.

Reflecting the impact of repurchases of M&T’s common stock, common shareholders’ equity was $15.0 billion, or $97.40 per share, at March 31, 2017, compared with $15.1 billion, or $95.00 per share, a year earlier and $15.3 billion, or $97.64 per share, at December 31, 2016.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $67.16 at the end of the recent quarter, compared with $65.65 at March 31, 2016 and $67.85 at December 31, 2016.  The Company’s ratio of tangible common equity to tangible assets was 8.71% at each of March 31, 2017 and March 31, 2016, compared with 8.92% at December 31, 2016.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $18 million, or $.11 per common share, at March 31, 2017, compared with net unrealized gains of $145 million, or $.91 per common share, at March 31, 2016 and net unrealized losses of $16 million, or $.10 per common share, at December 31, 2016.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of March, 31, 2017 and December 31, 2016 is included in note 3 of Notes to Financial Statements.

Reflected in net unrealized losses at March 31, 2017 were pre-tax effect unrealized gains of $125 million on available-for-sale investment securities with an amortized cost of $5.0 billion and pre-tax effect unrealized losses of $135 million on securities with an amortized cost of $7.6 billion.  The pre-tax effect unrealized losses reflect $15 million of losses on trust preferred securities issued by financial institutions having an amortized cost of $110 million and an estimated fair value of $95 million (generally considered Level 2 valuations).  Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 12 of Notes to Financial Statements.

As of March, 31, 2017, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate.  As of March 31, 2017, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at March 31, 2017 and December 31, 2016, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $153 million and $158 million, respectively, and a fair value of $119 million and $121 million, respectively.  At March 31, 2017, 85% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 24% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 16% at March 31, 2017, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 28% and 71% respectively. Given the securitization structure, the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of March 31, 2017, those privately issued mortgage-backed securities were not other-than-temporarily impaired.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $269 million, or $1.75 per common share, at March 31, 2017, $293 million, or $1.84 per common share, at March 31, 2016 and $273 million, or $1.75 per common share, at December 31, 2016.

Consistent with its revised 2016 Capital Plan filed with the Federal Reserve, M&T repurchased 3,233,196 common shares for $532 million during the first quarter of 2017.  M&T may repurchase up to $231 million of its common shares during the second quarter of 2017.  During the fourth quarter of 2016, M&T repurchased 300,000 shares of its common stock for $37 million.  Pursuant to the 2015 Capital Plan, M&T repurchased 948,545 shares of its common stock for $100 million in the initial 2016 quarter.

Also in accordance with the revised 2016 Capital Plan, during the first quarter of 2017 M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $.75 per common share from the previous rate of $.70 per common share.  As a result, cash dividends declared on M&T’s common stock totaled $116 million in the initial quarter of 2017, compared with $112 million and $110 million in the three-month periods ended March 31, 2016 and December 31, 2016, respectively. Cash dividends declared on preferred stock aggregated $18 million in the first quarter of 2017, compared with $20 million in each of the first and fourth quarters of 2016.  The decline in preferred stock dividends in the recent quarter from the 2016 periods resulted from the lower dividend rate for the $500 million of Series F preferred stock issued in October 2016 as compared with the like amount of Series D preferred stock that had been redeemed in December 2016.

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

In addition, capital regulations provide for the phase-in of a “capital conservation buffer” composed entirely of CET1 on top of these minimum risk-weighted asset ratios. When fully phased-in on January 1, 2019 the capital conservation buffer will be 2.5%. For 2017, the phase-in transition portion of that buffer is 1.25%.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2017 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2017

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.67%	10.29%	43.27%
Tier 1 capital	11.91%	10.29%	43.27%
Total capital	14.11%	12.01%	43.66%
Tier 1 leverage	9.98%	8.63%	9.61%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes regular examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the

Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2016.

On June 17, 2013, M&T and M&T Bank entered into a written agreement with the Federal Reserve Bank of New York. Under the terms of the agreement, M&T and M&T Bank were required to submit to the Federal Reserve Bank of New York a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations (“BSA/AML”) and to take certain other steps to enhance their compliance practices. M&T and M&T Bank have since made substantial progress in implementing a BSA/AML program with significantly expanded scale and scope.  M&T and M&T Bank are continuing to work towards the resolution of all outstanding issues in the written agreement.

Segment Information

As required by GAAP, the Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 14 of Notes to Financial Statements.  As disclosed in M&T’s Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016, the Company revised its funds transfer pricing allocation related to borrowings and to the residential real estate loans obtained in the acquisition of Hudson City, retroactive to 2015.  Accordingly, financial information for the Discretionary Portfolio segment and the “All Other” category for the three-month period ended March 31, 2016 has been reclassified to conform to the current allocation methodology.

The Business Banking segment contributed net income of $22 million during the quarter ended March 31, 2017, compared with $25 million in the year-earlier quarter and $24 million in the fourth quarter of 2016.  As compared with the year-earlier quarter, a recent quarter rise in the provision for credit losses of $5 million was partially offset by a $2 million increase in net interest income.  The modest decline in net income in the initial 2017 quarter as compared with the immediately preceding quarter was largely due to a $2 million decrease in net interest income.

Net income of the Commercial Banking segment was $113 million in the recent quarter, compared with $101 million in the first quarter of 2016 and $102 million in the final 2016 quarter.  The recent quarter’s 11% improvement as compared with the first quarter of 2016 reflected an increase in net interest income of $8 million, largely resulting from a 16 basis point widening of the net interest margin on deposits, higher letter of credit and other credit-related fees of $6 million, predominantly due to loan syndication fees, a decline in the provision for credit losses of $5 million and increased gains from the sale of previously leased equipment of $3 million.  Those favorable factors were offset, in part, by higher costs for FDIC assessments of $3 million.  The higher net income in the first quarter of 2017 as compared with 2016’s fourth quarter was largely due to a decrease in the provision for credit losses of $16 million and increased letter of credit and other credit-related fees of $5 million, largely due to loan syndication fees.  Those favorable factors were offset, in part, by a $4 million decline in gains from the sale of previously leased equipment.

The Commercial Real Estate segment recorded net income of $85 million in the first quarter of 2017, compared with $81 million in the year-earlier period and $96 million in the fourth quarter of 2016.  The recent quarter’s improvement in net income as compared with the first quarter of 2016 reflected a $13 million increase in net interest income and higher mortgage banking revenues of $5 million.  The higher net interest income was largely attributable to an increase in average outstanding loan balances of $3.1 billion offset, in part, by a narrowing of the net interest margin on loans of 14 basis points.  Those favorable factors were partially offset by a $4 million rise in the provision for credit losses, increased FDIC assessments of $4 million and higher personnel-related expenses of $2 million.

The decline in net income in the initial 2017 quarter as compared with the final 2016 quarter was largely due to:  decreased mortgage banking revenues of $9 million, reflecting lower origination volumes; a $5 million rise in the provision for credit losses; a $3 million decline in net interest income, reflecting two less days in the recent quarter; and lower credit-related fees of $2 million.

Net income earned by the Discretionary Portfolio segment totaled $34 million during the three-month period ended March 31, 2017, compared with $48 million in the year-earlier period and $29 million in the fourth quarter of 2016.  The recent quarter’s decline in net income as compared with the first quarter of 2016 was predominantly due to a $21 million decrease in net interest income, a $3 million increase in the provision for credit losses and a $2 million decline in bank owned life insurance revenues.  The decline in net interest income reflected lower average loan balances of $3.8 billion and a narrowing of the net interest margin on loans of 12 basis points, each predominantly due to pay downs of loans obtained in the acquisition of Hudson City, partially offset by a 9 basis point widening of the net interest margin on investment securities.  The recent quarter’s favorable performance as compared with the immediately preceding quarter reflected an increase in net interest income and declines in residential real estate-related servicing costs and the provision for credit losses.

Net income from the Residential Mortgage Banking segment was $15 million in the recent quarter, compared with $17 million in the first quarter of 2016 and $20 million in 2016’s fourth quarter.  The decline in net income in the recent quarter as compared with the year-earlier period reflected lower servicing revenues.  As compared with the final quarter of 2016, the decreased net income in the recent quarter reflected lower revenues associated with mortgage origination and sales activities (including intersegment revenues) of $4 million, and a $3 million decline in net interest income, due largely to lower average deposit balances of $776 million.

Net income earned by the Retail Banking segment totaled $82 million in the first quarter of 2017, compared with $63 million in the year-earlier quarter and $70 million in the final 2016 quarter.  The 29% improvement in net income in the recent quarter as compared with the year-earlier period reflected a $16 million decrease in the provision for credit losses due, in part, to higher levels of partial charge-offs recognized in the first quarter of 2016 associated with loans for which the Company identified that the customer was either bankrupt or deceased, and a $21 million increase in net interest income.  The improvement in net interest income reflected a widening of the net interest margin on deposits of 28 basis points offset, in part, by a $2.4 billion decrease in average outstanding deposit balances.  Those favorable factors were partially offset by higher allocated operating expenses associated with data processing, risk management and other support services provided to this segment.  The recent quarter’s improved net income as compared with the fourth quarter of 2016 was due to:  a decrease in advertising and marketing expenses of $7 million; a $5 million rise in net interest income, reflecting a widening of the net interest margin on deposits of 11 basis points, partially offset by the impact of two less days in the 2017 quarter;  a $3 million decline in the provision for credit losses; and reduced allocated operating expenses associated with data processing, risk management and other support services.  Those favorable factors were offset, in part, by a $3 million decrease in service charges on deposit accounts.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses of BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in net losses totaling $1 million for the quarter ended March 31, 2017, $38 million in the year-earlier quarter and $10 million in the fourth quarter of 2016.  The reduced net loss in the first quarter of 2017 as compared with the year-earlier quarter largely reflected:  merger-related expenses of $23 million in the first quarter of 2016 (there were no similar merger-related expenses in the recently completed quarter); tax benefits of $18 million recognized in the first quarter of 2017 resulting from the adoption of new accounting guidance requiring that excess tax benefits associated with share-based compensation be recognized in income tax expense in the income statement, and higher trust income of $9 million.  Those favorable factors were offset, in part, by higher personnel-related expenses, including incentive-based compensation and the impact of annual merit increases for employees.  As compared with the immediately preceding quarter, the improved performance in the recent quarter reflected the $18 million tax benefit recognized in the first quarter of 2017 associated with share-based compensation, the impact of the $30 million contribution to The M&T Charitable Foundation in the final 2016 quarter, and the favorable impact from the Company’s allocation methodologies.  Those favorable factors were largely offset by higher personnel-related costs, reflecting seasonally higher stock-based compensation and employee benefits expenses.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 16 of Notes to Financial Statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2017	2016 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,014,032	990,284	976,240	977,143	979,166
Interest expense	91,773	107,137	111,175	106,802	100,870
Net interest income	922,259	883,147	865,065	870,341	878,296
Less: provision for credit losses	55,000	62,000	47,000	32,000	49,000
Other income	446,845	465,459	491,350	448,254	420,933
Less: other expense	787,852	769,103	752,392	749,895	776,095
Income before income taxes	526,252	517,503	557,023	536,700	474,134
Applicable income taxes	169,326	179,549	200,314	194,147	169,274
Taxable-equivalent adjustment	7,999	7,383	6,725	6,522	6,332
Net income	$348,927	330,571	349,984	336,031	298,528
Net income available to common shareholders-diluted	$328,567	307,797	326,998	312,974	275,748
Per common share data
Basic earnings	$2.13	1.98	2.10	1.98	1.74
Diluted earnings	2.12	1.98	2.10	1.98	1.73
Cash dividends	$.75	.70	.70	.70	.70
Average common shares outstanding
Basic	154,427	155,123	155,493	157,802	158,734
Diluted	154,949	155,700	156,026	158,341	159,181
Performance ratios, annualized
Return on
Average assets	1.15%	1.05%	1.12%	1.09%	.97%
Average common shareholders’ equity	8.89%	8.13%	8.68%	8.38%	7.44%
Net interest margin on average earning assets (taxable-equivalent basis)	3.34%	3.08%	3.05%	3.13%	3.18%
Nonaccrual loans to total loans and leases, net of unearned discount	1.04%	1.01%	.93%	.96%	1.00%
Net operating (tangible) results (a)
Net operating income (in thousands)	$354,035	336,095	355,929	350,604	320,064
Diluted net operating income per common share	2.15	2.01	2.13	2.07	1.87
Annualized return on
Average tangible assets	1.21%	1.10%	1.18%	1.18%	1.09%
Average tangible common shareholders’ equity	13.05%	11.93%	12.77%	12.68%	11.62%
Efficiency ratio (b)	56.93%	56.42%	55.92%	55.06%	57.00%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$122,978	125,734	124,725	123,706	123,252
Total tangible assets (c)	118,326	121,079	120,064	119,039	118,577
Earning assets	112,008	114,254	112,864	111,872	111,211
Investment securities	15,999	15,417	14,361	14,914	15,348
Loans and leases, net of unearned discount	89,797	89,977	88,732	88,155	87,584
Deposits	96,300	96,914	95,852	94,033	92,391
Common shareholders’ equity (c)	15,091	15,181	15,115	15,145	15,047
Tangible common shareholders’ equity (c)	10,439	10,526	10,454	10,478	10,372
At end of quarter
Total assets (c)	$123,223	123,449	126,841	123,821	124,626
Total tangible assets (c)	118,573	118,797	122,183	119,157	119,955
Earning assets	112,287	112,192	115,293	112,057	113,005
Investment securities	15,968	16,250	14,734	14,963	15,467
Loans and leases, net of unearned discount	89,313	90,853	89,646	88,522	87,872
Deposits	97,043	95,494	98,137	94,650	94,215
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,978	15,252	15,106	15,237	15,120
Tangible common shareholders’ equity (c)	10,328	10,600	10,448	10,573	10,449
Equity per common share	97.40	97.64	97.47	96.49	95.00
Tangible equity per common share	67.16	67.85	67.42	66.95	65.65
Market price per common share
High	$173.72	158.35	120.40	121.11	119.24
Low	149.51	112.25	111.13	107.01	100.08
Closing	154.73	156.43	116.10	118.23	111.00

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2017	2016 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$348,927	330,571	349,984	336,031	298,528
Amortization of core deposit and other intangible assets (a)	5,108	5,524	5,945	6,936	7,488
Merger-related expenses (a)	—	—	—	7,637	14,048
Net operating income	$354,035	336,095	355,929	350,604	320,064
Earnings per common share
Diluted earnings per common share	$2.12	1.98	2.10	1.98	1.73
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.04	.05
Merger-related expenses (a)	—	—	—	.05	.09
Diluted net operating earnings per common share	$2.15	$2.01	$2.13	$2.07	$1.87
Other expense
Other expense	$787,852	769,103	752,392	749,895	776,095
Amortization of core deposit and other intangible assets	(8,420)	(9,089)	(9,787)	(11,418)	(12,319)
Merger-related expenses	-	—	—	(12,593)	(23,162)
Noninterest operating expense	$779,432	760,014	742,605	725,884	740,614
Merger-related expenses
Salaries and employee benefits	$—	—	—	60	5,274
Equipment and net occupancy	—	—	—	339	939
Outside data processing and software	—	—	—	352	715
Advertising and marketing	—	—	—	6,327	4,195
Printing, postage and supplies	—	—	—	545	937
Other costs of operations	—	—	—	4,970	11,102
Total	$—	—	—	12,593	23,162
Efficiency ratio
Noninterest operating expense (numerator)	$779,432	760,014	742,605	725,884	740,614
Taxable-equivalent net interest income	922,259	883,147	865,065	870,341	878,296
Other income	446,845	465,459	491,350	448,254	420,933
Less: Gain on bank investment securities	—	1,566	28,480	264	4
Denominator	$1,369,104	1,347,040	1,327,935	1,318,331	1,299,225
Efficiency ratio	56.93%	56.42%	55.92%	55.06%	57.00%
Balance sheet data (in millions)
Average assets
Average assets	$122,978	125,734	124,725	123,706	123,252
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(98)	(102)	(112)	(122)	(134)
Deferred taxes	39	40	44	48	52
Average tangible assets	$118,326	121,079	120,064	119,039	118,577
Average common equity
Average total equity	$16,323	16,673	16,347	16,377	16,279
Preferred stock	(1,232)	(1,492)	(1,232)	(1,232)	(1,232)
Average common equity	15,091	15,181	15,115	15,145	15,047
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(98)	(102)	(112)	(122)	(134)
Deferred taxes	39	40	44	48	52
Average tangible common equity	$10,439	10,526	10,454	10,478	10,372
At end of quarter
Total assets
Total assets	123,223	123,449	126,841	123,821	124,626
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(95)	(98)	(107)	(117)	(128)
Deferred taxes	38	39	42	46	50
Total tangible assets	$118,573	118,797	122,183	119,157	119,955
Total common equity
Total equity	$16,213	16,487	16,341	16,472	16,355
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(3)	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,978	15,252	15,106	15,237	15,120
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(95)	(98)	(107)	(117)	(128)
Deferred taxes	38	39	42	46	50
Total tangible common equity	$10,328	10,600	10,448	10,573	10,449

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2017 First Quarter			2016 Fourth Quarter			2016 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$22,290	$201,126	3.66%	21,936	191,228	3.47%	21,480	185,552	3.44%
Real estate - commercial	33,175	347,010	4.18	32,822	336,597	4.01	31,252	319,694	4.00
Real estate - consumer	22,179	217,263	3.92	23,096	223,758	3.88	24,058	235,813	3.92
Consumer	12,153	140,170	4.68	12,123	138,144	4.53	11,942	136,592	4.55
Total loans and leases, net	89,797	905,569	4.09	89,977	889,727	3.93	88,732	877,651	3.93
Interest-bearing deposits at banks	6,152	12,162	.80	8,790	11,833	.54	9,681	12,355	.51
Federal funds sold	—	—	—	—	—	—	—	—	—
Trading account	60	328	2.20	70	358	2.05	90	342	1.52
Investment securities**
U.S. Treasury and federal agencies	15,113	88,573	2.38	14,511	80,510	2.21	13,418	78,259	2.32
Obligations of states and political subdivisions	56	578	4.17	71	778	4.38	82	888	4.32
Other	830	6,822	3.33	835	7,078	3.37	861	6,745	3.12
Total investment securities	15,999	95,973	2.43	15,417	88,366	2.28	14,361	85,892	2.38
Total earning assets	112,008	1,014,032	3.67	114,254	990,284	3.45	112,864	976,240	3.44
Allowance for credit losses	(1,003)			(989)			(982)
Cash and due from banks	1,283			1,278			1,281
Other assets	10,690			11,191			11,562
Total assets	$122,978			125,734			124,725
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$53,260	25,634	.20	54,055	26,798	.20	52,516	24,067	.18
Time deposits	9,561	18,998	.81	10,936	23,766	.86	12,334	27,886	.90
Deposits at Cayman Islands office	192	265	.56	206	219	.42	220	204	.37
Total interest-bearing deposits	63,013	44,897	.29	65,197	50,783	.31	65,070	52,157	.32
Short-term borrowings	184	216	.48	200	151	.30	231	169	.29
Long-term borrowings	8,423	46,660	2.25	9,901	56,203	2.26	10,287	58,849	2.28
Total interest-bearing liabilities	71,620	91,773	.52	75,298	107,137	.57	75,588	111,175	.59
Noninterest-bearing deposits	33,287			31,717			30,782
Other liabilities	1,748			2,046			2,008
Total liabilities	106,655			109,061			108,378
Shareholders’ equity	16,323			16,673			16,347
Total liabilities and shareholders’ equity	$122,978			125,734			124,725
Net interest spread			3.15			2.88			2.85
Contribution of interest-free funds			.19			.20			.20
Net interest income/margin on earning assets		$922,259	3.34%		883,147	3.08%		865,065	3.05%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2016 Second Quarter			2016 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,450	$184,803	3.47%	20,717	174,657	3.39%
Real estate - commercial	30,134	311,490	4.09	29,426	309,415	4.16
Real estate - consumer	24,858	244,806	3.94	25,859	254,144	3.93
Consumer	11,713	132,437	4.55	11,582	130,971	4.55
Total loans and leases, net	88,155	873,536	3.99	87,584	869,187	3.99
Interest-bearing deposits at banks	8,711	10,993	.51	8,193	10,337	.51
Federal funds sold	—	—	—	1	1	.77
Trading account	92	364	1.58	85	378	1.78
Investment securities**
U.S. Treasury and federal agencies	13,906	84,019	2.43	14,264	90,138	2.54
Obligations of states and political subdivisions	97	1,009	4.20	113	1,164	4.13
Other	911	7,222	3.19	971	7,961	3.30
Total investment securities	14,914	92,250	2.49	15,348	99,263	2.60
Total earning assets	111,872	977,143	3.51	111,211	979,166	3.54
Allowance for credit losses	(976)			(955)
Cash and due from banks	1,243			1,288
Other assets	11,567			11,708
Total assets	$123,706			123,252
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$51,847	20,534	.16	50,335	16,305	.13
Time deposits	12,755	26,867	.85	12,999	24,322	.75
Deposits at Cayman Islands office	182	181	.40	187	193	.42
Total interest-bearing deposits	64,784	47,582	.30	63,521	40,820	.26
Short-term borrowings	1,078	1,143	.43	2,082	2,162	.42
Long-term borrowings	10,297	58,077	2.27	10,528	57,888	2.21
Total interest-bearing liabilities	76,159	106,802	.56	76,131	100,870	.53
Noninterest-bearing deposits	29,249			28,870
Other liabilities	1,921			1,972
Total liabilities	107,329			106,973
Shareholders’ equity	16,377			16,279
Total liabilities and shareholders’ equity	$123,706			123,252
Net interest spread			2.95			3.01
Contribution of interest-free funds			.18			.17
Net interest income/margin on earning assets		$870,341	3.13%		878,296	3.18%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2017.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

DOJ Investigation (United States v. Wilmington Trust Corp., et al, District of Delaware, Crim.   No. 15-23-RGA): Prior to M&T’s acquisition of Wilmington Trust Corporation, the Department of Justice (“DOJ”) commenced an investigation of Wilmington Trust Corporation relating to Wilmington Trust Corporation’s financial reporting and securities filings, as well as certain commercial real estate lending relationships involving its subsidiary bank, Wilmington Trust Company, all of which relate to filings and activities occurring prior to the acquisition of Wilmington Trust Corporation by M&T. On January 6, 2016, the U.S. Attorney for the District of Delaware obtained an indictment against Wilmington Trust Corporation relating to alleged conduct that occurred prior to M&T’s acquisition of Wilmington Trust Corporation in May 2011. M&T strongly believes that this unprecedented action is unjustified and Wilmington Trust Corporation will vigorously defend itself.  On August 26, 2016, the Court granted defendants joint motion for a continuance of the trial date.  Trial in this matter is now scheduled to begin on October 2, 2017.  Wilmington Trust Corporation and its counsel are currently involved in pretrial discovery, motion practice and trial preparation.

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

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust Corporation, alleging that Wilmington Trust Corporation’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust Corporation moved to dismiss. The Court issued an order denying Wilmington Trust Corporation’s motion to dismiss on March 20, 2014. Fact discovery commenced. On April 13, 2016, the Court issued an order staying fact discovery in the case pending completion of the trial in U.S. v. Wilmington Trust Corp., et al. On September 19, 2016, the plaintiffs filed a motion to modify the stay of discovery in this matter to allow for additional, limited discovery. On December 19, 2016, the Court issued an order lifting the existing stay in its entirety. Trial is scheduled to begin on June 18, 2018.

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

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

January 1 - January 31, 2017	1,025,996	$161.47	900,000	$617,531,000
February 1 - February 28, 2017	2,340,750	165.83	2,333,196	230,593,000
March 1 - March 31, 2017	468	155.56	—	230,593,000
Total	3,367,214	$164.50	3,233,196

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

(2)	On July 19, 2016, M&T announced a program to purchase up to $1.15 billion of its common stock through June 30, 2017.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2010, as amended on April 18, 2017. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 5, 2017	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 16, 2010, as amended on April 18, 2017. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.