Form 10-Q
period 2017-06-30
M&T BANK CORP
filed 2017-08-07
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on July 31, 2017: 151,931,921 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2017	2016

Assets	Cash and due from banks	$1,344,478	1,320,549
	Interest-bearing deposits at banks	5,023,829	5,000,638
	Federal funds sold	1,000	—
	Trading Account	174,646	323,867
	Investment securities (includes pledged securities that can be sold or repledged of $504,827 at June 30, 2017; $1,203,473 at December 31, 2016)
	Available for sale (cost: $11,911,151 at June 30, 2017; $13,338,301 at December 31, 2016)	11,928,865	13,332,072
	Held to maturity (fair value: $3,380,532 at June 30, 2017; $2,451,222 at December 31, 2016)	3,388,268	2,457,278
	Other (fair value: $498,927 at June 30, 2017; $461,118 at December 31, 2016)	498,927	461,118
	Total investment securities	15,816,060	16,250,468
	Loans and leases	89,322,293	91,101,677
	Unearned discount	(241,738)	(248,261)
	Loans and leases, net of unearned discount	89,080,555	90,853,416
	Allowance for credit losses	(1,008,225)	(988,997)
	Loans and leases, net	88,072,330	89,864,419
	Premises and equipment	673,552	675,263
	Goodwill	4,593,112	4,593,112
	Core deposit and other intangible assets	86,422	97,655
	Accrued interest and other assets	5,111,138	5,323,235
	Total assets	$120,896,567	123,449,206

Liabilities	Noninterest-bearing deposits	$32,366,426	32,813,896
	Savings and interest-checking deposits	52,871,146	52,346,207
	Time deposits	8,107,749	10,131,846
	Deposits at Cayman Islands office	195,617	201,927
	Total deposits	93,540,938	95,493,876
	Federal funds purchased and agreements to repurchase securities	195,453	163,442
	Other short-term borrowings	1,500,000	—
	Accrued interest and other liabilities	1,727,059	1,811,431
	Long-term borrowings	7,649,580	9,493,835
	Total liabilities	104,613,030	106,962,584
Shareholders' equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at June 30, 2017 and December 31, 2016; Liquidation preference of $10,000 per share: 50,000 shares at June 30, 2017 and December 31, 2016	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 159,821,693 shares issued at June 30, 2017; 159,945,678 shares issued at December 31, 2016	79,911	79,973
	Common stock issuable, 28,835 shares at June 30, 2017; 32,403 shares at December 31, 2016	1,940	2,145
	Additional paid-in capital	6,604,930	6,676,948
	Retained earnings	9,685,478	9,222,488
	Accumulated other comprehensive income (loss), net	(270,081)	(294,636)
	Treasury stock - common, at cost - 7,311,105 shares at June 30, 2017; 3,764,742 shares at December 31, 2016	(1,050,141)	(431,796)
	Total shareholders’ equity	16,283,537	16,486,622
	Total liabilities and shareholders’ equity	$120,896,567	123,449,206

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three Months Ended June 30		Six Months Ended June 30
In thousands, except per share		2017	2016	2017	2016

Interest income	Loans and leases, including fees	$924,640	867,478	$1,822,678	1,730,863
	Investment securities
	Fully taxable	92,996	91,184	188,120	189,199
	Exempt from federal taxes	379	663	809	1,458
	Deposits at banks	12,213	10,993	24,375	21,330
	Other	185	303	464	605
	Total interest income	1,030,413	970,621	2,036,446	1,943,455
Interest expense	Savings and interest-checking deposits	30,543	20,534	56,177	36,839
	Time deposits	16,303	26,867	35,301	51,189
	Deposits at Cayman Islands office	281	181	546	374
	Short-term borrowings	378	1,143	594	3,305
	Long-term borrowings	44,708	58,077	91,368	115,965
	Total interest expense	92,213	106,802	183,986	207,672
	Net interest income	938,200	863,819	1,852,460	1,735,783
	Provision for credit losses	52,000	32,000	107,000	81,000
	Net interest income after provision for credit losses	886,200	831,819	1,745,460	1,654,783
Other income	Mortgage banking revenues	86,163	89,383	170,855	171,446
	Service charges on deposit accounts	106,057	103,872	210,233	206,277
	Trust income	126,797	120,450	246,812	231,527
	Brokerage services income	16,617	16,272	34,001	32,276
	Trading account and foreign exchange gains	8,084	13,222	17,775	20,680
	Gain (loss) on bank investment securities	(17)	264	(17)	268
	Other revenues from operations	117,115	104,791	228,002	206,713
	Total other income	460,816	448,254	907,661	869,187
Other expense	Salaries and employee benefits	398,900	398,675	848,762	830,460
	Equipment and net occupancy	73,797	75,724	148,163	149,902
	Outside data processing and software	44,575	42,509	88,876	85,524
	FDIC assessments	25,353	22,370	54,180	47,595
	Advertising and marketing	16,324	22,613	32,434	44,067
	Printing, postage and supplies	8,957	9,907	18,665	21,893
	Amortization of core deposit and other intangible assets	8,113	11,418	16,533	23,737
	Other costs of operations	174,616	166,679	330,874	322,812
	Total other expense	750,635	749,895	1,538,487	1,525,990
	Income before taxes	596,381	530,178	1,114,634	997,980
	Income taxes	215,328	194,147	384,654	363,421
	Net income	$381,053	336,031	$729,980	634,559
	Net income available to common shareholders
	Basic	$360,658	312,968	$689,208	588,697
	Diluted	360,662	312,974	689,217	588,707
	Net income per common share
	Basic	$2.36	1.98	$4.49	3.72
	Diluted	2.35	1.98	4.47	3.71
	Cash dividends per common share	$.75	.70	$1.50	1.40
	Average common shares outstanding
	Basic	152,857	157,802	153,638	158,268
	Diluted	153,276	158,341	154,108	158,761

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2017	2016	2017	2016

Net income	$381,053	336,031	$729,980	634,559
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	16,932	47,270	15,576	144,464
Cash flow hedges adjustments	(955)	(23)	(978)	(47)
Foreign currency translation adjustment	1,150	(1,565)	1,626	(1,618)
Defined benefit plans liability adjustments	4,359	3,486	8,331	7,807
Total other comprehensive income	21,486	49,168	24,555	150,606
Total comprehensive income	$402,539	385,199	$754,535	785,165

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six Months Ended June 30
In thousands		2017	2016

Cash flows from operating activities	Net income	$729,980	634,559
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	107,000	81,000
	Depreciation and amortization of premises and equipment	54,901	53,514
	Amortization of capitalized servicing rights	27,984	24,648
	Amortization of core deposit and other intangible assets	16,533	23,737
	Provision for deferred income taxes	17,136	94,458
	Asset write-downs	8,797	7,737
	Net gain on sales of assets	(21,272)	(10,477)
	Net change in accrued interest receivable, payable	(6,350)	2,358
	Net change in other accrued income and expense	50,660	(32,180)
	Net change in loans originated for sale	545,864	(188,771)
	Net change in trading account assets and liabilities	92,054	(40,552)
	Net cash provided by operating activities	1,623,287	650,031
Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	512,129	4,970
	Other	31,016	85,389
	Proceeds from maturities of investment securities
	Available for sale	1,151,982	1,067,100
	Held to maturity	245,105	291,917
	Purchases of investment securities
	Available for sale	(244,449)	(518,203)
	Held to maturity	(1,175,608)	(10,456)
	Other	(68,825)	(1,019)
	Net decrease (increase) in loans and leases	1,134,470	(930,426)
	Net increase in interest-bearing deposits at banks	(23,191)	(880,489)
	Capital expenditures, net	(49,862)	(36,619)
	Net decrease in loan servicing advances	104,289	119,190
	Other, net	47,742	(98,452)
	Net cash provided (used) by investing activities	1,664,798	(907,098)
Cash flows from financing activities	Net increase (decrease) in deposits	(1,949,877)	2,705,332
	Net increase (decrease) in short-term borrowings	1,532,011	(1,693,603)
	Proceeds from long-term borrowings	898,200	—
	Payments on long-term borrowings	(2,728,059)	(322,591)
	Purchases of treasury stock	(756,967)	(254,000)
	Dividends paid — common	(230,652)	(223,179)
	Dividends paid — preferred	(36,474)	(40,635)
	Other, net	8,662	2,145
	Net cash provided (used) by financing activities	(3,263,156)	173,469
	Net increase (decrease) in cash and cash equivalents	24,929	(83,598)
	Cash and cash equivalents at beginning of period	1,320,549	1,368,040
	Cash and cash equivalents at end of period	$1,345,478	1,284,442
Supplemental disclosure of cash flow information	Interest received during the period	$2,038,009	1,947,027
	Interest paid during the period	199,621	257,222
	Income taxes paid during the period	321,106	105,361
Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$57,202	66,286
	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	10,025	13,923
	Capitalized servicing rights	106	143

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2016
Balance — January 1, 2016	$1,231,500	79,782	2,364	6,680,768	8,430,502	(251,627)	—	16,173,289
Total comprehensive income	—	—	—	—	634,559	150,606	—	785,165
Preferred stock cash dividends	—	—	—	—	(40,635)	—	—	(40,635)
Exercise of 5,320 Series A stock warrants into 1,983 shares of common stock	—	—	—	(223)	—	—	223	—
Purchases of treasury stock	—	—	—	—	—	—	(254,000)	(254,000)
Stock-based compensation plans:
Compensation expense, net	—	175	—	6,746	—	—	5,880	12,801
Exercises of stock options, net	—	18	—	1,642	—	—	3,902	5,562
Stock purchase plan	—	—	—	275	—	—	10,319	10,594
Directors’ stock plan	—	2	—	500	—	—	551	1,053
Deferred compensation plans, net, including dividend equivalents	—	2	(163)	232	(47)	—	4	28
Other	—	—	—	731	—	—	—	731
Common stock cash dividends — $1.40 per share	—	—	—	—	(223,074)	—	—	(223,074)
Balance — June 30, 2016	$1,231,500	79,979	2,201	6,690,671	8,801,305	(101,021)	(233,121)	16,471,514
2017
Balance — January 1, 2017	$1,231,500	79,973	2,145	6,676,948	9,222,488	(294,636)	(431,796)	16,486,622
Total comprehensive income	—	—	—	—	729,980	24,555	—	754,535
Preferred stock cash dividends	—	—	—	—	(36,474)	—	—	(36,474)
Exercise of 146,157 Series A stock warrants into 79,470 shares of common stock	—	—	—	(10,443)	—	—	10,443	—
Purchases of treasury stock	—	—	—	—	—	—	(756,967)	(756,967)
Stock-based compensation plans:
Compensation expense, net	—	(62)	—	(58,749)	—	—	56,290	(2,521)
Exercises of stock options, net	—	—	—	(5,354)	—	—	62,428	57,074
Stock purchase plan	—	—	—	2,563	—	—	8,268	10,831
Directors’ stock plan	—	—	—	173	—	—	792	965
Deferred compensation plans, net, including dividend equivalents	—	—	(205)	(208)	(43)	—	401	(55)
Common stock cash dividends — $1.50 per share	—	—	—	—	(230,473)	—	—	(230,473)
Balance — June 30, 2017	$1,231,500	79,911	1,940	6,604,930	9,685,478	(270,081)	(1,050,141)	16,283,537

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), except that effective January 2017 the Company adopted amended accounting guidance that is discussed in note 16 herein.  The most significant of those changes related to the accounting for excess tax benefits or deficiencies associated with share-based compensation whereby beginning in 2017 those amounts are recognized in income tax expense.  Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity.  The adoption of this new accounting guidance resulted in a reduction of income tax expense for the three months ended March 31, 2017 of $18 million, or $.12 of diluted earnings per common share. The impact on income tax expense and diluted earnings per common share in the second quarter of 2017 was not significant. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Acquisitions

In connection with the acquisition of Hudson City Bancorp, Inc. (“Hudson City”) on November 1, 2015 the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with systems conversions and/or integration of operations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce the Company to its new customers; severance (for former Hudson City employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices.

A summary of merger-related expenses included in the consolidated statement of income for the three-month and six-month periods ended June 30, 2016 follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(In thousands)

Salaries and employee benefits	$60	$5,334
Equipment and net occupancy	339	1,278
Outside data processing and software	352	1,067
Advertising and marketing	6,327	10,522
Printing, postage and supplies	545	1,482
Other cost of operations	4,970	16,072
Total	$12,593	$35,755

There were no merger-related expenses during the three-month or six-month periods ended June 30, 2017.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$2,118,665	39	10,838	$2,107,866
Obligations of states and political subdivisions	2,849	66	2	2,913
Mortgage-backed securities:
Government issued or guaranteed	9,601,810	84,797	78,425	9,608,182
Privately issued	36	—	1	35
Other debt securities	133,959	2,923	11,059	125,823
Equity securities	53,832	30,680	466	84,046
	11,911,151	118,505	100,791	11,928,865
Investment securities held to maturity:
Obligations of states and political subdivisions	38,958	211	125	39,044
Mortgage-backed securities:
Government issued or guaranteed	3,196,908	35,630	11,886	3,220,652
Privately issued	147,189	1,706	33,272	115,623
Other debt securities	5,213	—	—	5,213
	3,388,268	37,547	45,283	3,380,532
Other securities	498,927	—	—	498,927
Total	$15,798,346	156,052	146,074	$15,808,324

December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,912,110	386	9,952	$1,902,544
Obligations of states and political subdivisions	3,570	77	6	3,641
Mortgage-backed securities:
Government issued or guaranteed	10,980,507	88,343	113,989	10,954,861
Privately issued	45	—	1	44
Other debt securities	134,105	1,407	16,996	118,516
Equity securities	307,964	45,073	571	352,466
	13,338,301	135,286	141,515	13,332,072
Investment securities held to maturity:
Obligations of states and political subdivisions	60,858	267	224	60,901
Mortgage-backed securities:
Government issued or guaranteed	2,233,173	37,498	7,374	2,263,297
Privately issued	157,704	897	37,120	121,481
Other debt securities	5,543	—	—	5,543
	2,457,278	38,662	44,718	2,451,222
Other securities	461,118	—	—	461,118
Total	$16,256,697	173,948	186,233	$16,244,412

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and six-month periods ended June 30, 2017 and 2016, respectively.

At June 30, 2017, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$393,523	392,835
Due after one year through five years	1,730,289	1,720,332
Due after five years through ten years	72,374	72,728
Due after ten years	59,287	50,707
	2,255,473	2,236,602
Mortgage-backed securities available for sale	9,601,846	9,608,217
	$11,857,319	11,844,819
Debt securities held to maturity:
Due in one year or less	$21,284	21,363
Due after one year through five years	16,110	16,068
Due after five years through ten years	1,564	1,613
Due after ten years	5,213	5,213
	44,171	44,257
Mortgage-backed securities held to maturity	3,344,097	3,336,275
	$3,388,268	3,380,532

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of June 30, 2017 and December 31, 2016 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,952,450	(10,838)	—	—
Obligations of states and political subdivisions	—	—	474	(2)
Mortgage-backed securities:
Government issued or guaranteed	4,560,342	(77,584)	89,307	(841)
Privately issued	—	—	19	(1)
Other debt securities	998	(2)	60,422	(11,057)
Equity securities	18,066	(320)	154	(146)
	6,531,856	(88,744)	150,376	(12,047)

Investment securities held to maturity:
Obligations of states and political subdivisions	8,698	(68)	8,496	(57)
Mortgage-backed securities:
Government issued or guaranteed	1,046,740	(11,324)	18,420	(562)
Privately issued	—	—	58,671	(33,272)
	1,055,438	(11,392)	85,587	(33,891)
Total	$7,587,294	(100,136)	235,963	(45,938)

December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,710,241	(9,950)	2,295	(2)
Obligations of states and political subdivisions	—	—	593	(6)
Mortgage-backed securities:
Government issued or guaranteed	6,730,829	(113,374)	81,003	(615)
Privately issued	—	—	27	(1)
Other debt securities	100	(1)	85,400	(16,995)
Equity securities	17,776	(422)	151	(149)
	8,458,946	(123,747)	169,469	(17,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	17,988	(126)	11,891	(98)
Mortgage-backed securities:
Government issued or guaranteed	618,832	(6,842)	17,481	(532)
Privately issued	17,911	(1,222)	57,016	(35,898)
	654,731	(8,190)	86,388	(36,528)
Total	$9,113,677	(131,937)	255,857	(54,296)

The Company owned 1,038 individual investment securities with aggregate gross unrealized losses of $146 million at June 30, 2017. Based on a review of each of the securities in the investment securities portfolio at June 30, 2017, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of June 30, 2017, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

investment securities at a loss.  At June 30, 2017, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the carrying value of the $499 million of cost method investment securities.

4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of June 30, 2017 and December 31, 2016 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
June 30, 2017
Commercial, financial, leasing, etc.	$21,936,863	49,066	1,126	394	2,307	201,295	$22,191,051
Real estate:
Commercial	25,237,177	256,218	19,187	11,644	24,518	201,518	25,750,262
Residential builder and developer	1,639,210	11,172	—	1,805	10,960	7,389	1,670,536
Other commercial construction	5,808,838	83,700	7,481	—	12,209	15,965	5,928,193
Residential	16,438,548	424,098	233,081	7,970	336,177	236,813	17,676,687
Residential — limited documentation	2,968,241	82,569	300	—	126,222	106,152	3,283,484
Consumer:
Home equity lines and loans	5,337,934	32,378	773	11,632	—	77,471	5,460,188
Automobile	3,166,912	59,243	—	1	—	17,154	3,243,310
Other	3,814,045	26,617	3,513	24,052	—	8,617	3,876,844
Total	$86,347,768	1,025,061	265,461	57,498	512,393	872,374	$89,080,555

December 31, 2016
Commercial, financial, leasing, etc.	$22,287,857	53,503	6,195	417	641	261,434	$22,610,047
Real estate:
Commercial	25,076,684	183,531	7,054	12,870	31,404	176,201	25,487,744
Residential builder and developer	1,884,989	4,667	5	1,952	14,006	16,707	1,922,326
Other commercial construction	5,985,118	77,701	922	198	14,274	18,111	6,096,324
Residential	17,631,377	485,468	281,298	11,537	378,549	229,242	19,017,471
Residential — limited documentation	3,239,344	88,366	—	—	139,158	106,573	3,573,441
Consumer:
Home equity lines and loans	5,502,091	44,565	—	12,678	—	81,815	5,641,149
Automobile	2,869,232	56,158	—	1	—	18,674	2,944,065
Other	3,491,629	31,286	5,185	21,491	—	11,258	3,560,849
Total	$87,968,321	1,025,245	300,659	61,144	578,032	920,015	$90,853,416
(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $340 million and $414 million at June 30, 2017 and December 31, 2016, respectively.  Commercial real estate loans held for sale were $208 million at June 30, 2017 and $643 million at December 31, 2016.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)

Outstanding principal balance	$1,842,739	2,311,699
Carrying amount:
Commercial, financial, leasing, etc.	51,728	59,928
Commercial real estate	368,661	456,820
Residential real estate	717,139	799,802
Consumer	240,640	487,721
	$1,378,168	1,804,271

Purchased impaired loans included in the table above totaled $512 million at June 30, 2017 and $578 million at December 31, 2016, representing less than 1% of the Company’s assets as of each date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30,
	2017		2016
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$143,454	181,310	$171,185	269,017
Interest income	(10,806)	(20,923)	(14,060)	(32,898)
Reclassifications from nonaccretable balance	884	1,852	4,898	2,933
Other (a)	—	860	—	6,143
Balance at end of period	$133,532	163,099	$162,023	245,195

	Six Months Ended June 30,
	2017		2016
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$154,233	201,153	$184,618	296,434
Interest income	(21,731)	(46,441)	(28,122)	(70,760)
Reclassifications from nonaccretable balance	1,030	5,035	5,527	8,597
Other (a)	—	3,352	—	10,924
Balance at end of period	$133,532	163,099	$162,023	245,195

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended June 30, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$347,760	360,010	62,012	153,172	78,476	$1,001,430
Provision for credit losses	13,368	7,638	7,163	24,190	(359)	52,000
Net charge-offs
Charge-offs	(25,247)	(1,853)	(5,899)	(28,683)	—	(61,682)
Recoveries	3,433	434	2,730	9,880	—	16,477
Net charge-offs	(21,814)	(1,419)	(3,169)	(18,803)	—	(45,205)
Ending balance	$339,314	366,229	66,006	158,559	78,117	$1,008,225

Changes in the allowance for credit losses for the three months ended June 30, 2016 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$323,866	331,985	68,371	160,819	77,711	$962,752
Provision for credit losses	(10,919)	15,823	4,404	22,681	11	32,000
Net charge-offs
Charge-offs	(7,487)	(733)	(5,090)	(33,560)	—	(46,870)
Recoveries	10,619	2,599	1,975	7,421	—	22,614
Net (charge-offs) recoveries	3,132	1,866	(3,115)	(26,139)	—	(24,256)
Ending balance	$316,079	349,674	69,660	157,361	77,722	$970,496

Changes in the allowance for credit losses for the six months ended June 30, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,833	362,719	61,127	156,288	78,030	$988,997
Provision for credit losses	42,191	8,900	12,800	43,022	87	107,000
Net charge-offs
Charge-offs	(41,604)	(7,298)	(12,158)	(63,186)	—	(124,246)
Recoveries	7,894	1,908	4,237	22,435	—	36,474
Net charge-offs	(33,710)	(5,390)	(7,921)	(40,751)	—	(87,772)
Ending balance	$339,314	366,229	66,006	158,559	78,117	$1,008,225

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the six months ended June 30, 2016 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$300,404	326,831	72,238	178,320	78,199	$955,992
Provision for credit losses	13,445	19,836	5,622	42,574	(477)	81,000
Net charge-offs
Charge-offs	(13,636)	(2,005)	(12,062)	(77,879)	—	(105,582)
Recoveries	15,866	5,012	3,862	14,346	—	39,086
Net (charge-offs) recoveries	2,230	3,007	(8,200)	(63,533)	—	(66,496)
Ending balance	$316,079	349,674	69,660	157,361	77,722	$970,496

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of June 30, 2017 and December 31, 2016 and for the three-month and six-month periods ended June 30, 2017 and 2016.

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$162,881	186,158	50,377	168,072	184,432	48,480
Real estate:
Commercial	91,624	107,191	11,047	71,862	86,666	11,620
Residential builder and developer	5,656	5,834	350	7,396	8,361	506
Other commercial construction	1,825	2,102	327	2,475	2,731	448
Residential	96,638	117,969	3,610	86,680	105,944	3,457
Residential — limited documentation	82,086	97,879	4,700	82,547	97,718	6,000
Consumer:
Home equity lines and loans	47,890	52,611	8,791	44,693	48,965	8,027
Automobile	14,919	17,153	3,149	16,982	18,272	3,740
Other	3,354	5,656	687	3,791	5,296	776
	506,873	592,553	83,038	484,498	558,385	83,054
With no related allowance recorded:
Commercial, financial, leasing, etc.	63,884	85,046	—	100,805	124,786	—
Real estate:
Commercial	132,061	141,025	—	113,276	121,846	—
Residential builder and developer	5,791	13,227	—	14,368	21,124	—
Other commercial construction	14,382	33,641	—	15,933	35,281	—
Residential	12,672	18,156	—	16,823	24,161	—
Residential — limited documentation	10,900	18,313	—	15,429	24,590	—
	239,690	309,408	—	276,634	351,788	—
Total:
Commercial, financial, leasing, etc.	226,765	271,204	50,377	268,877	309,218	48,480
Real estate:
Commercial	223,685	248,216	11,047	185,138	208,512	11,620
Residential builder and developer	11,447	19,061	350	21,764	29,485	506
Other commercial construction	16,207	35,743	327	18,408	38,012	448
Residential	109,310	136,125	3,610	103,503	130,105	3,457
Residential — limited documentation	92,986	116,192	4,700	97,976	122,308	6,000
Consumer:
Home equity lines and loans	47,890	52,611	8,791	44,693	48,965	8,027
Automobile	14,919	17,153	3,149	16,982	18,272	3,740
Other	3,354	5,656	687	3,791	5,296	776
Total	$746,563	901,961	83,038	761,132	910,173	83,054

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$230,767	805	805	291,970	5,700	5,700
Real estate:
Commercial	200,005	813	813	175,028	611	611
Residential builder and developer	15,577	467	467	31,751	41	41
Other commercial construction	14,213	86	86	20,955	335	335
Residential	108,036	1,465	606	97,936	1,834	1,139
Residential — limited documentation	95,208	1,449	339	103,795	1,607	640
Consumer:
Home equity lines and loans	46,872	422	91	34,234	323	98
Automobile	15,506	262	21	20,542	322	28
Other	3,468	75	3	11,169	121	36
Total	$729,652	5,844	3,231	787,380	10,894	8,628

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$251,352	1,283	1,283	294,277	6,311	6,311
Real estate:
Commercial	191,935	1,788	1,788	178,741	2,085	2,085
Residential builder and developer	17,552	896	896	32,750	83	83
Other commercial construction	14,922	933	933	18,911	373	373
Residential	106,166	3,101	1,380	97,362	3,206	2,021
Residential-limited documentation	96,033	2,949	723	105,634	3,079	1,270
Consumer:
Home equity lines and loans	46,327	821	191	30,127	569	183
Automobile	15,931	537	40	21,252	661	64
Other	3,510	147	6	14,443	299	63
Total	$743,728	12,455	7,240	793,497	16,666	12,453

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

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
June 30, 2017
Pass	$21,096,685	24,830,082	1,592,047	5,757,119
Criticized accrual	893,071	718,662	71,100	155,109
Criticized nonaccrual	201,295	201,518	7,389	15,965
Total	$22,191,051	25,750,262	1,670,536	5,928,193
December 31, 2016
Pass	$21,398,581	24,570,269	1,789,071	5,912,351
Criticized accrual	950,032	741,274	116,548	165,862
Criticized nonaccrual	261,434	176,201	16,707	18,111
Total	$22,610,047	25,487,744	1,922,326	6,096,324

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectability on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized totaled $42 million and $26 million, respectively, at June 30, 2017 and $44 million and $32 million, respectively, at December 31, 2016. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance were $18 million and $37 million, respectively, at June 30, 2017 and $16 million and $39 million, respectively, at December 31, 2016.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
June 30, 2017
Individually evaluated for impairment	$50,377	11,724	8,310	12,627	$83,038
Collectively evaluated for impairment	288,937	352,539	49,266	145,932	836,674
Purchased impaired	—	1,966	8,430	—	10,396
Allocated	$339,314	366,229	66,006	158,559	930,108
Unallocated					78,117
Total					$1,008,225
December 31, 2016
Individually evaluated for impairment	$48,480	12,500	9,457	12,543	$82,980
Collectively evaluated for impairment	282,353	348,301	47,993	143,745	822,392
Purchased impaired	—	1,918	3,677	—	5,595
Allocated	$330,833	362,719	61,127	156,288	910,967
Unallocated					78,030
Total					$988,997

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
June 30, 2017
Individually evaluated for impairment	$226,765	251,339	202,296	66,163	$746,563
Collectively evaluated for impairment	21,961,979	33,049,965	20,295,476	12,514,179	87,821,599
Purchased impaired	2,307	47,687	462,399	—	512,393
Total	$22,191,051	33,348,991	20,960,171	12,580,342	$89,080,555
December 31, 2016
Individually evaluated for impairment	$268,877	224,630	201,479	65,466	$760,452
Collectively evaluated for impairment	22,340,529	33,222,080	21,871,726	12,080,597	89,514,932
Purchased impaired	641	59,684	517,707	—	578,032
Total	$22,610,047	33,506,394	22,590,912	12,146,063	$90,853,416

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables that follow summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and six-month periods ended June 30, 2017 and 2016:

			Post-modification (a)
	Number	Pre- modification recorded investment	Principal Deferral	Other	Combination of Concession Types	Total
Three Months Ended June 30, 2017	(Dollars in thousands)

Commercial, financial, leasing, etc.	63	$65,613	$8,172	$5,556	$35,232	$48,960
Real estate:
Commercial	30	26,045	11,782	—	14,276	26,058
Other commercial construction	1	66	66	—	—	66
Residential	30	7,956	2,982	—	5,486	8,468
Residential — limited documentation	7	1,831	235	—	1,660	1,895
Consumer:
Home equity lines and loans	35	3,229	416	—	2,818	3,234
Automobile	22	428	380	—	48	428
Other	3	54	54	—	—	54
Total	191	$105,222	$24,087	$5,556	$59,520	$89,163

Three Months Ended June 30, 2016

Commercial, financial, leasing, etc.	38	$60,990	$45,657	$—	$14,217	$59,874
Real estate:
Commercial	16	14,643	2,710	4,576	7,008	14,294
Residential builder and developer	3	23,905	22,958	—	—	22,958
Other commercial construction	2	374	250	—	124	374
Residential	16	2,006	1,040	—	1,122	2,162
Residential — limited documentation	2	151	195	—	—	195
Consumer:
Home equity lines and loans	32	3,806	69	—	3,737	3,806
Automobile	66	175	158	17	—	175
Other	41	620	551	20	49	620
Total	216	$106,670	$73,588	$4,613	$26,257	$104,458

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
	Number	Pre- modification recorded investment	Principal Deferral	Other	Combination of Concession Types	Total
Six Months Ended June 30, 2017	(Dollars in thousands)

Commercial, financial, leasing, etc.	113	$77,534	$12,561	$6,362	$37,960	$56,883
Real estate:
Commercial	50	32,747	14,773	—	17,882	32,655
Residential builder and developer	3	12,291	—	—	10,879	10,879
Other commercial construction	2	168	168	—	—	168
Residential	71	17,336	8,575	—	9,841	18,416
Residential — limited documentation	13	3,209	235	—	3,185	3,420
Consumer:
Home equity lines and loans	60	5,731	579	491	4,666	5,736
Automobile	42	818	763	—	55	818
Other	5	80	80	—	—	80
Total	359	$149,914	$37,734	$6,853	$84,468	$129,055

Six Months Ended June 30, 2016

Commercial, financial, leasing, etc.	69	$78,718	$58,378	$—	$20,169	$78,547
Real estate:
Commercial	37	22,059	6,158	4,576	10,932	21,666
Residential builder and developer	3	23,905	22,958	—	—	22,958
Other commercial construction	2	374	250	—	124	374
Residential	43	6,308	3,231	—	3,491	6,722
Residential — limited documentation	8	1,588	333	—	1,379	1,712
Consumer:
Home equity lines and loans	58	6,637	404	—	6,233	6,637
Automobile	138	819	679	55	85	819
Other	77	1,166	925	45	196	1,166
Total	435	$141,574	$93,316	$4,676	$42,609	$140,601

(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted.  Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2017 and 2016 and for which there was a subsequent payment default during the six-month periods ended June 30, 2017 and 2016, respectively, were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The amount of foreclosed residential real estate property held by the Company totaled $100 million and $129 million at June 30, 2017 and December 31, 2016, respectively.  There were $576 million and $506 million at June 30, 2017 and December 31, 2016, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at June 30, 2017, approximately 51% were classified as purchased impaired and 18% were government guaranteed.

5. Borrowings

During May 2017, M&T Bank, the principal bank subsidiary of M&T, issued $900 million of senior notes that mature in May 2022 pursuant to a Bank Note Program, of which $650 million have a 2.50% fixed interest rate and $250 million have a variable rate paid quarterly at rates that are indexed to the three-month London Interbank Offered Rate (“LIBOR”).  During June 2017, M&T Bank redeemed $750 million of 1.40% fixed rate senior notes.  The notes had a maturity date of July 25, 2017 and were redeemable on or after the 30th day prior to the maturity date.

M&T had $518 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at June 30, 2017 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

Also included in long-term borrowings are agreements to repurchase securities of $428 million and $1.1 billion at June 30, 2017 and December 31, 2016, respectively.  The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.  The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $448 million and $1.1 billion at June 30, 2017 and December 31, 2016, respectively.

6. Shareholders' equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share.  Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of June 30, 2017 and December 31, 2016 is presented below:

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

(a)

Dividends, if declared, are paid at 6.375%.  Warrants to purchase M&T common stock at $73.82 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 485,637 at June 30, 2017.

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

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,440 shares of M&T common stock at $518.65 per share was outstanding at June 30, 2017.  The obligation under that warrant was assumed by M&T in an acquisition and expires in 2018.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30
	2017	2016	2017	2016
	(In thousands)

Service cost	$5,189	6,137	202	340
Interest cost on projected benefit obligation	19,943	20,822	778	1,281
Expected return on plan assets	(27,062)	(26,423)	—	—
Amortization of prior service cost (credit)	154	(789)	(329)	(330)
Amortization of net actuarial loss (gain)	7,831	6,773	(469)	30
Net periodic benefit cost	$6,055	6,520	182	1,321

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30
	2017	2016	2017	2016
	(In thousands)

Service cost	$10,097	12,519	585	798
Interest cost on projected benefit obligation	39,634	41,705	1,858	2,486
Expected return on plan assets	(54,262)	(54,237)	—	—
Amortization of prior service cost (credit)	279	(1,614)	(679)	(680)
Amortization of net actuarial loss (gain)	14,631	15,073	(494)	30
Net periodic benefit cost	$10,379	13,446	1,270	2,634

Expense incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $17,623,000 and $15,274,000 for the three months ended June 30, 2017 and 2016, respectively, and $37,042,000 and $32,964,000 for the six months ended June 30, 2017 and 2016, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In thousands, except per share)
Income available to common shareholders:
Net income	$381,053	336,031	729,980	634,559
Less: Preferred stock dividends (a)	(18,237)	(20,317)	(36,474)	(40,635)
Net income available to common equity	362,816	315,714	693,506	593,924
Less: Income attributable to unvested stock-based compensation awards	(2,158)	(2,746)	(4,298)	(5,227)
Net income available to common shareholders	$360,658	312,968	689,208	588,697
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	153,770	159,164	154,612	159,692
Less: Unvested stock-based compensation awards	(913)	(1,362)	(974)	(1,424)
Weighted-average shares outstanding	152,857	157,802	153,638	158,268

Basic earnings per common share	$2.36	1.98	4.49	3.72

 (a)Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In thousands, except per share)

Net income available to common equity	$362,816	315,714	693,506	593,924
Less: Income attributable to unvested stock-based compensation awards	(2,154)	(2,740)	(4,289)	(5,217)
Net income available to common shareholders	$360,662	312,974	689,217	588,707
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	153,770	159,164	154,612	159,692
Less: Unvested stock-based compensation awards	(913)	(1,362)	(974)	(1,424)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	419	539	470	493
Adjusted weighted-average shares outstanding	153,276	158,341	154,108	158,761

Diluted earnings per common share	$2.35	1.98	4.47	3.71

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 412,826 and 2,688,886 common shares during the three-month periods ended June 30, 2017 and 2016, respectively, and 402,367 and 2,764,731 common shares during the six-month periods ended June 30, 2017 and 2016, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities		Defined Benefit		Total Amount		Income
	With OTTI (a)	All Other	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2017	$46,725	(73,785)	(449,917)	(8,268)	$(485,245)		190,609	$(294,636)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(13,802)	37,728	—	—	23,926		(9,404)	14,522
Foreign currency translation adjustment	—	—	—	2,502	2,502		(876)	1,626
Unrealized losses on cash flow hedges	—	—	—	(441)	(441)		174	(267)
Total other comprehensive income (loss) before reclassifications	(13,802)	37,728	—	2,061	25,987		(10,106)	15,881
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	—	1,721	—	—	1,721	(b)	(677)	1,044
(Gains) losses realized in net income	(50)	67	—	—	17	(c)	(7)	10
Accretion of net gain on terminated cash flow hedges	—	—	—	(78)	(78)	(d)	31	(47)
Net yield adjustment from cash flow hedges currently in effect	—	—	—	(1,094)	(1,094)	(b)	430	(664)
Amortization of prior service credit	—	—	(400)	—	(400)	(e)	157	(243)
Amortization of actuarial losses	—	—	14,137	—	14,137	(e)	(5,563)	8,574
Total reclassifications	(50)	1,788	13,737	(1,172)	14,303		(5,629)	8,674
Total gain (loss) during the period	(13,852)	39,516	13,737	889	40,290		(15,735)	24,555
Balance — June 30, 2017	$32,873	(34,269)	(436,180)	(7,379)	$(444,955)		174,874	$(270,081)

Balance — January 1, 2016	$16,359	62,849	(489,660)	(4,093)	$(414,545)		162,918	$(251,627)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	9,260	227,118	—	—	236,378		(93,010)	143,368
Foreign currency translation adjustment	—	—	—	(2,489)	(2,489)		871	(1,618)
Total other comprehensive income (loss) before reclassifications	9,260	227,118	—	(2,489)	233,889		(92,139)	141,750
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Accretion of unrealized holding losses on HTM securities	—	2,081	—	—	2,081	(b)	(819)	1,262
Gains realized in net income	—	(268)	—	—	(268)	(c)	102	(166)
Accretion of net gain on terminated cash flow hedges	—	—	—	(77)	(77)	(d)	30	(47)
Amortization of prior service credit	—	—	(2,294)	—	(2,294)	(e)	902	(1,392)
Amortization of actuarial losses	—	—	15,103	—	15,103	(e)	(5,904)	9,199
Total reclassifications	—	1,813	12,809	(77)	14,545		(5,689)	8,856
Total gain (loss) during the period	9,260	228,931	12,809	(2,566)	248,434		(97,828)	150,606
Balance — June 30, 2016	$25,619	291,780	(476,851)	(6,659)	$(166,111)		65,090	$(101,021)

(a)	Other-than-temporary impairment
(b)	Included in interest income
(c)	Included in gain (loss) on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment Securities		Defined Benefit
	With OTTI	All Other	Plans	Other	Total
	(In thousands)

Balance — December 31, 2016	$28,338	(44,657)	(272,874)	(5,443)	$(294,636)
Net gain (loss) during period	(8,400)	23,976	8,331	648	24,555
Balance — June 30, 2017	$19,938	(20,681)	(264,543)	(4,795)	$(270,081)

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not significant as of June 30, 2017.

The net effect of interest rate swap agreements was to increase net interest income by $7 million and $10 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $11 million and $20 million for the six-month periods ended June 30, 2017 and 2016, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted- Average Rate
	Notional Amount	Average Maturity	Fixed	Variable	Estimated Fair Value Gain (a)
	(In thousands)	(In years)			(In thousands)
June 30, 2017
Fair value hedges:
Fixed rate long-term borrowings (b)	$3,700,000	2.2	2.64%	1.99%	$4,882
Cash flow hedges:
Variable rate commercial real estate loans (b)	2,000,000	1.9	1.46%	1.05%	—
Total	$5,700,000	2.1			$4,882
December 31, 2016
Fair value hedges:
Fixed rate long-term borrowings (b)	$900,000	1.1	3.75%	2.08%	$11,892

(a)

Effective January 2017 certain clearinghouse exchanges revised their rules such that certain required payments by counterparties for variation margin on derivative instruments that had been treated as collateral are now treated as settlements of those positions.   The impact of such rule changes at June 30, 2017 was a reduction of the estimated fair value losses on interest rate swaps designated as fair value hedges of $2.9 million and of estimated fair value losses on interest rate swaps designated as cash flow hedges of $1.5 million.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $22.8 billion and $21.6 billion at June 30, 2017 and December 31, 2016, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $530 million and $471 million at June 30, 2017 and December 31, 2016, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$4,882	$11,892	$—	$—
Commitments to sell real estate loans (a)	1,249	33,189	993	1,347
Cash flow hedges:
Interest rate swap agreements (a)	—	—	—	—
	6,131	45,081	993	1,347
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	12,847	8,060	422	735
Commitments to sell real estate loans (a)	3,776	5,210	832	399
Trading:
Interest rate contracts (b)	113,905	228,810	111,819	167,737
Foreign exchange and other option and futures contracts (b)	5,968	7,908	5,390	6,639
	136,496	249,988	118,463	175,510
Total derivatives	$142,627	$295,069	$119,456	$176,857

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of the variation margin rule change at June 30, 2017 was a reduction of the estimated fair value of interest rate swaps in an asset position of $91.7 million and of those in a liability position of $32.0 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(5,795)	5,011	$(7,611)	7,146
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$831		$5,782
Foreign exchange and other option and futures contracts (b)	1,568		2,457
Total	$2,399		$8,239

	Amount of Gain (Loss) Recognized
	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(9,914)	9,023	$(10,244)	9,016
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$2,781		$6,756
Foreign exchange and other option and futures contracts (b)	3,404		3,669
Total	$6,185		$10,425

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

The amount of gain (loss) recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material for the three and six months ended June, 30, 2017.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $26 million and $28 million at June 30, 2017 and December 31, 2016, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $22 million and $34 million at June 30, 2017 and December 31, 2016, respectively.  After consideration of such netting arrangements for purposes of posting collateral, the net liability positions with counterparties aggregated $22 million and $30 million at June 30, 2017 and December 31, 2016, respectively.  The Company was required to post collateral relating to those positions of $22 million and $27 million at June 30, 2017 and December 31, 2016, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2017 was less than $1 million, for which the Company was not required to post collateral in the normal course of business.  If the credit risk-related contingent features had been triggered on June 30, 2017, the Company would not have been required to post any collateral to counterparties.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $8 million and $15 million at June 30, 2017 and December 31, 2016, respectively.  After consideration of such netting arrangements for purposes of posting collateral, the net asset positions with counterparties aggregated $8 million and $11 million at June 30, 2017 and December 31, 2016, respectively.  Counterparties posted collateral relating to those positions of $2 million and $9 million at June 30, 2017 and December 31, 2016, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $64 million and $111 million at June 30, 2017 and December 31, 2016, respectively.  The fair value asset and liability amounts of derivative contracts at June 30, 2017 have been reduced by variation margin payments treated as settlements of $92 million and $36 million, respectively.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.  For those contracts, the net fair values of derivative financial instruments cleared through clearinghouses for which variation margin is required was a net asset position of $1 million and $63 million at June 30, 2017 and December 31, 2016, respectively. Collateral posted by the clearinghouses associated with that net asset position was $1 million and $81 million at June 30, 2017 and December 31, 2016, respectively.

11. Variable interest entities and asset securitizations

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At June 30, 2017 and December 31, 2016, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $24 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.1 billion and $1.0 billion at June 30, 2017 and December 31, 2016, respectively. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $331 million, including $122 million of unfunded commitments, at June 30, 2017 and $294 million, including $102 million of unfunded commitments, at December 31, 2016.  Contingent commitments to provide additional capital contributions to these partnerships were not material at June 30, 2017. The Company has not provided financial or other support to the partnerships that was not contractually required.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.  The Company amortized $11 million and $24 million of its investments in qualified affordable housing projects to income tax expense during the three-month and six-month periods ended June 30, 2017, respectively, and recognized $15 million and $31 million of tax credits and other tax benefits during those respective periods. Similarly, for the three-month and six-month periods ended June 30, 2016, the Company amortized $11 million and $22 million, respectively, of its investments in qualified affordable housing projects to income tax expense and recognized $14 million and $28 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at June 30, 2017.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

models based on market observable inputs and, therefore, classifies such valuations as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap agreement assets and has considered its own credit risk in the valuation of its interest rate swap agreement liabilities.

The following tables present assets and liabilities at June 30, 2017 and December 31, 2016 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)
June 30, 2017
Trading account assets	$174,646	47,276	127,370	—
Investment securities available for sale:
U.S. Treasury and federal agencies	2,107,866	—	2,107,866	—
Obligations of states and political subdivisions	2,913	—	2,913	—
Mortgage-backed securities:
Government issued or guaranteed	9,608,182	—	9,608,182	—
Privately issued	35	—	—	35
Other debt securities	125,823	—	125,823	—
Equity securities	84,046	47,892	36,154	—
	11,928,865	47,892	11,880,938	35
Real estate loans held for sale	548,250	—	548,250	—
Other assets (b)	22,754	—	9,907	12,847
Total assets	$12,674,515	95,168	12,566,465	12,882
Trading account liabilities	$117,209	—	117,209	—
Other liabilities (b)	2,247	—	1,825	422
Total liabilities	$119,456	—	119,034	422

December 31, 2016
Trading account assets	$323,867	46,135	277,732	—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,902,544	—	1,902,544	—
Obligations of states and political subdivisions	3,641	—	3,641	—
Mortgage-backed securities:
Government issued or guaranteed	10,954,861	—	10,954,861	—
Privately issued	44	—	—	44
Other debt securities	118,516	—	118,516	—
Equity securities	352,466	301,711	50,755	—
	13,332,072	301,711	13,030,317	44
Real estate loans held for sale	1,056,180	—	1,056,180	—
Other assets (b)	58,351	—	50,291	8,060
Total assets	$14,770,470	347,846	14,414,520	8,104
Trading account liabilities	$174,376	—	174,376	—
Other liabilities (b)	2,481	—	1,746	735
Total liabilities	$176,857	—	176,122	735

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017 and the year ended December 31, 2016.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2017 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance – March 31, 2017	$41	16,202
Total gains (losses) realized/unrealized:
Included in earnings	—	19,571	(b)
Settlements	(6)	—
Transfers in and/or out of Level 3 (a)	—	(23,348)	(d)
Balance – June 30, 2017	$35	12,425
Changes in unrealized gains included in earnings related to assets still held at June 30, 2017	$—	10,892	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2016 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)

Balance — March 31, 2016	$65	45,040		16,885
Total gains (losses) realized/unrealized:
Included in earnings	—	—		35,430	(b)
Included in other comprehensive income	—	(1,070)	(c)	—
Settlements	(8)	(665)		—
Transfers in and/or out of Level 3 (a)	—	—		(30,932)	(d)
Balance — June 30, 2016	$57	43,305		21,383
Changes in unrealized gains included in earnings related to assets still held at June 30, 2016	$—	—		19,822	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2017 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2017	$44	7,325
Total gains (losses) realized/unrealized:
Included in earnings	—	43,511	(b)
Settlements	(9)	—
Transfers in and/or out of Level 3 (a)	—	(38,411)	(d)
Balance — June 30, 2017	$35	$12,425
Changes in unrealized gains included in earnings related to assets still held at June 30, 2017	$—	$12,372	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2016 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Collateralized Debt Obligations		Other Assets and Other Liabilities
		(In thousands)

Balance — January 1, 2016	$74	47,393		9,879
Total gains (losses) realized/unrealized:
Included in earnings	—	—		59,328	(b)
Included in other comprehensive income	—	(3,218)	(c)	—
Settlements	(17)	(870)		—
Transfers in and/or out of Level 3 (a)	—	—		(47,824)	(d)
Balance — June 30, 2016	$57	43,305		21,383
Changes in unrealized gains included in earnings related to assets still held at June 30, 2016	$—	—		20,661	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were generally in the range of 15% to 90% at June 30, 2017.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $200 million at June 30, 2017 ($118 million and $82 million of which were classified as Level 2 and Level 3, respectively), $293 million at December 31, 2016 ($153 million and $140 million of which were classified as Level 2 and Level 3, respectively) and $242 million at June 30, 2016 ($141 million and $101 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2017 were decreases of $21 million and $43 million for the three-month and six-month periods ended June 30, 2017, respectively.  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2016 were decreases of $4 million and $31 million for the three-month and six-month periods ended June 30, 2016, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $37 million and $33 million at June 30, 2017 and 2016, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2017 and 2016.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at June 30, 2017 and December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
June 30, 2017
Recurring fair value measurements
Privately issued mortgage-backed securities	$35	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	12,425	Discounted cash flow	Commitment expirations	0%-81% (28%)

December 31, 2016
Recurring fair value measurements
Privately issued mortgage-backed securities	$44	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	7,325	Discounted cash flow	Commitment expirations	0%-77% (30%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,345,478	1,345,478	1,251,750	93,728	—
Interest-bearing deposits at banks	5,023,829	5,023,829	—	5,023,829	—
Trading account	174,646	174,646	47,276	127,370	—
Investment securities	15,816,060	15,808,324	47,892	15,644,774	115,658
Loans and leases:
Commercial loans and leases	22,191,051	21,790,807	—	—	21,790,807
Commercial real estate loans	33,348,991	32,941,849	—	207,971	32,733,878
Residential real estate loans	20,960,171	21,007,049	—	4,643,237	16,363,812
Consumer loans	12,580,342	12,485,100	—	—	12,485,100
Allowance for credit losses	(1,008,225)	—	—	—	—
Loans and leases, net	88,072,330	88,224,805	—	4,851,208	83,373,597
Accrued interest receivable	310,187	310,187	—	310,187	—
Financial liabilities:
Noninterest-bearing deposits	$(32,366,426)	(32,366,426)	—	(32,366,426)	—
Savings and interest-checking deposits	(52,871,146)	(52,871,146)	—	(52,871,146)	—
Time deposits	(8,107,749)	(8,176,159)	—	(8,176,159)	—
Deposits at Cayman Islands office	(195,617)	(195,617)	—	(195,617)	—
Short-term borrowings	(1,695,453)	(1,695,453)	—	(1,695,453)	—
Long-term borrowings	(7,649,580)	(7,676,747)	—	(7,676,747)	—
Accrued interest payable	(70,204)	(70,204)	—	(70,204)	—
Trading account	(117,209)	(117,209)	—	(117,209)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$12,425	12,425	—	—	12,425
Commitments to sell real estate loans	3,200	3,200	—	3,200	—
Other credit-related commitments	(121,960)	(121,960)	—	—	(121,960)
Interest rate swap agreements used for interest rate risk management	4,882	4,882	—	4,882	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,320,549	1,320,549	1,249,654	70,895	—
Interest-bearing deposits at banks	5,000,638	5,000,638	—	5,000,638	—
Trading account	323,867	323,867	46,135	277,732	—
Investment securities	16,250,468	16,244,412	301,711	15,821,176	121,525
Loans and leases:
Commercial loans and leases	22,610,047	22,239,428	—	—	22,239,428
Commercial real estate loans	33,506,394	33,129,428	—	642,590	32,486,838
Residential real estate loans	22,590,912	22,638,167	—	4,912,488	17,725,679
Consumer loans	12,146,063	12,061,590	—	—	12,061,590
Allowance for credit losses	(988,997)	—	—	—	—
Loans and leases, net	89,864,419	90,068,613	—	5,555,078	84,513,535
Accrued interest receivable	308,805	308,805	—	308,805	—
Financial liabilities:
Noninterest-bearing deposits	$(32,813,896)	(32,813,896)	—	(32,813,896)	—
Savings and interest-checking deposits	(52,346,207)	(52,346,207)	—	(52,346,207)	—
Time deposits	(10,131,846)	(10,222,585)	—	(10,222,585)	—
Deposits at Cayman Islands office	(201,927)	(201,927)	—	(201,927)	—
Short-term borrowings	(163,442)	(163,442)	—	(163,442)	—
Long-term borrowings	(9,493,835)	(9,473,844)	—	(9,473,844)	—
Accrued interest payable	(75,172)	(75,172)	—	(75,172)	—
Trading account	(174,376)	(174,376)	—	(174,376)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$7,325	7,325	—	—	7,325
Commitments to sell real estate loans	36,653	36,653	—	36,653	—
Other credit-related commitments	(136,295)	(136,295)	—	—	(136,295)
Interest rate swap agreements used for interest rate risk management	11,892	11,892	—	11,892	—

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

	June 30,	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,498,513	5,499,609
Commercial real estate loans to be sold	191,825	70,100
Other commercial real estate	5,987,980	6,451,709
Residential real estate loans to be sold	524,540	478,950
Other residential real estate	293,813	232,721
Commercial and other	12,310,082	12,298,473
Standby letters of credit	2,812,772	2,987,091
Commercial letters of credit	30,330	44,723
Financial guarantees and indemnification contracts	3,306,872	3,043,580
Commitments to sell real estate loans	1,091,317	1,489,237

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.0 billion and $2.8 billion at June 30, 2017 and December 31, 2016, respectively.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation.  When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans.  The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers.  The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2017 the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements in the 2016 Annual Report.  The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP.  As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions.  Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.  As disclosed in the 2016 Annual Report, during 2016 the Company revised its funds transfer pricing allocation related to borrowings.  Additionally, during the second quarter of 2017, the Company revised its funds transfer pricing allocation related to certain deposit categories.  As a result, prior period

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

financial information has been reclassified to provide segment information on a comparable basis, as noted in the following tables.

	Three months ended June 30, 2016
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)			(In thousands)

Business Banking	$114,360	4,227	118,587	$22,747	2,507	25,254
Commercial Banking	265,481	(137)	265,344	105,392	(81)	105,311
Commercial Real Estate	192,175	—	192,175	84,088	—	84,088
Discretionary Portfolio	98,460	(9,462)	88,998	46,225	(5,612)	40,613
Residential Mortgage Banking	103,882	(9,529)	94,353	19,980	(5,651)	14,329
Retail Banking	345,665	8,336	354,001	71,497	4,944	76,441
All Other	192,050	6,565	198,615	(13,898)	3,893	(10,005)
Total	$1,312,073	-	1,312,073	$336,031	—	336,031

	Six months ended June 30, 2016
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)			(In thousands)

Business Banking	$228,049	8,634	236,683	$48,195	5,121	53,316
Commercial Banking	519,098	(268)	518,830	206,719	(159)	206,560
Commercial Real Estate	369,555	—	369,555	164,617	—	164,617
Discretionary Portfolio	209,804	(19,769)	190,035	100,749	(11,725)	89,024
Residential Mortgage Banking	200,817	(16,638)	184,179	37,057	(9,867)	27,190
Retail Banking	684,711	16,348	701,059	134,785	9,696	144,481
All Other	392,936	11,693	404,629	(57,563)	6,934	(50,629)
Total	$2,604,970	—	2,604,970	$634,559	—	634,559

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three Months Ended June 30
	2017			2016
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$124,982	1,006	28,750	$118,587	1,197	25,254
Commercial Banking	277,116	843	105,627	265,344	911	105,311
Commercial Real Estate	197,298	357	87,271	192,175	449	84,088
Discretionary Portfolio	72,044	(12,397)	29,740	88,998	(14,608)	40,613
Residential Mortgage Banking	88,700	18,144	13,742	94,353	21,244	14,329
Retail Banking	383,904	3,045	100,094	354,001	3,132	76,441
All Other	254,972	(10,998)	15,829	198,615	(12,325)	(10,005)
Total	$1,399,016	—	381,053	$1,312,073	—	336,031

	Six Months Ended June 30,
	2017			2016
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$245,315	1,917	53,738	$236,683	2,188	53,316
Commercial Banking	551,024	1,763	218,414	518,830	1,967	206,560
Commercial Real Estate	392,423	764	171,818	369,555	836	164,617
Discretionary Portfolio	150,990	(25,324)	63,685	190,035	(28,931)	89,024
Residential Mortgage Banking	174,102	36,355	23,660	184,179	40,904	27,190
Retail Banking	752,422	6,092	186,285	701,059	6,146	144,481
All Other	493,845	(21,567)	12,380	404,629	(23,110)	(50,629)
Total	$2,760,121	—	729,980	$2,604,970	—	634,559

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

	Average Total Assets
	Six Months Ended June 30		Year Ended December 31
	2017	2016	2016
	(In millions)

Business Banking	$5,595	5,440	5,456
Commercial Banking	26,802	25,195	25,592
Commercial Real Estate	22,875	20,116	21,131
Discretionary Portfolio	38,341	41,900	40,867
Residential Mortgage Banking	2,341	2,587	2,569
Retail Banking	12,337	11,640	11,840
All Other	13,574	16,601	16,885
Total	$121,865	123,479	124,340

(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $8,736,000 and $6,522,000 for the three-month periods ended June 30, 2017 and 2016, respectively, and $16,735,000 and $12,854,000 for the six-month periods ended June 30, 2017 and 2016, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting.  That investment had no remaining carrying value at June 30, 2017 as a result of cumulative losses recognized and cash distributions received.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty mortgage finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.3 billion and $3.5 billion at June 30, 2017 and December 31, 2016, respectively.  Revenues from those servicing rights were $4 million and $5 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $9 million and $10 million for the six-month periods ended June 30, 2017 and 2016, respectively.  The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $49.9 billion and $30.4 billion at June 30, 2017 and December 31, 2016, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $25 million for each of the three-month periods ended June 30, 2017 and 2016, and $48 million for each of the six-month periods ended June 30, 2017 and 2016.  In addition, the Company held $147 million and $158 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2017 and December 31, 2016, respectively, that were securitized by Bayview Financial.  In April 2017, the Company provided a loan to Bayview Financial for $100 million at terms consistent with those offered to non-affiliated customers.  That loan was subsequently paid in full in June 2017.  Also in June 2017, a new syndicated loan facility was entered into by Bayview Financial for $750 million, of which the Company held $88 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments

Effective January 1, 2017, the Company adopted amended accounting guidance for share-based transactions.  The most significant aspect of the amended guidance that affects the Company requires that all excess tax benefits and tax deficiencies be recognized in income tax expense in the income statement and that such amounts be recognized in the period in which the tax deduction arises or in the period in which an expiration of an award occurs.  The adoption of this guidance resulted in an $18 million reduction of income tax expense for the three-month period ended March 31, 2017, that under previous accounting guidance would have been recognized directly in shareholders’ equity.  The amended accounting guidance did not have a significant impact on income tax expense in the three-month period ended June 30, 2017.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance relating to which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting.  The guidance requires an entity to account for the effects of a modification unless all the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified.  If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award was modified.  The guidance is effective for annual periods; and interim periods within those annual periods beginning after December 15, 2017, and should be applied on a prospective basis to an award modified on or after the adoption date. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

In March 2017, the FASB issued amended guidance requiring the premium on callable debt securities held at a premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted.  If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

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

In August 2016, the FASB issued amended guidance for how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance addresses the following eight specific cash flow issues: (1) cash payments for debt extinguishment costs should be classified as cash outflows for financing activities; (2) for zero-coupon debt instruments, the portion of the cash payment attributable to the accreted interest should be classified as a cash outflow for operating activities; (3) contingent consideration payments made after a business combination should be classified based on the timing of the payment; (4) cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; (5)  cash proceeds received from the settlement of corporate-owned and bank-owned life insurance policies should be classified as cash inflows from investing activities; (6) when the equity method is applied, an accounting policy election should be made to classify distributions received using either the cumulative earnings approach or the nature of the distribution approach; (7) cash receipts from payments on a transferor’s beneficial interests obtained in a securitization of financial assets should be classified as cash inflows from investing activities; and (8) the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined by applying specific guidance in GAAP.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is evaluating the impact the guidance may have on the presentation within its consolidated statement of cash flows.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

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

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2017 was $381 million or $2.35 of diluted earnings per common share, compared with $336 million or $1.98 of diluted earnings per common share in the corresponding quarter of 2016.  Net income totaled $349 million or $2.12 of diluted earnings per common share in the first quarter of 2017.  Basic earnings per common share were $2.36 in the recent quarter, compared with $1.98 in the second quarter of 2016 and $2.13 in the first quarter of 2017.  Net income aggregated $730 million or $4.47 of diluted earnings per common share for the six-month period ended June 30, 2017, compared with $635 million or $3.71 of diluted earnings per common share in the first six months of 2016.  Basic earnings per share were $4.49 in the first half of 2017, up from $3.72 in corresponding year-earlier period.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2017 was 1.27%, compared with 1.09% in the similar quarter of 2016 and 1.15% in the initial 2017 quarter.  The annualized rate of return on average common shareholders’ equity was 9.67% in the recent quarter, compared with 8.38% in the second quarter of 2016 and 8.89% in the first quarter of 2017.  During the first six months of 2017, the annualized rates of return on average assets and average common shareholders’ equity were 1.21% and 9.28%, respectively, compared with 1.03% and 7.91%, respectively, in the first half of 2016.

During the first quarter of 2017, M&T adopted new accounting guidance for share-based transactions.  That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized in income tax expense in the income statement.  Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise.  The adoption of the amended accounting guidance resulted in an $18 million reduction of income tax expense or $.12 of diluted earnings per common share in the initial 2017 quarter.  The impact of that change in accounting on income tax expense was not significant in the recent quarter.

On June 28, 2017, M&T announced that the Federal Reserve did not object to M&T’s proposed 2017 Capital Plan.  That capital plan includes the repurchase of up to $900 million of common shares during the four-quarter period starting on July 1, 2017, an increase in the quarterly common stock dividend in the second quarter of 2018 of up to $.05 per share to $.80 per share, and the issuance of subordinated capital notes in the third quarter of 2017 of $500 million. M&T may continue to pay dividends and interest on equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2016, consistent with the contractual terms of those instruments.  Dividends are subject to declaration by M&T’s Board of Directors.  In July 2017, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $900 million of shares of M&T’s common stock subject to all applicable regulatory limitations, including those set forth in M&T’s 2017 Capital Plan. In accordance with M&T’s revised 2016 Capital Plan, during the second quarter of 2017, M&T repurchased 1,409,807 shares of its common stock at a total cost of $225 million and in the first quarter of 2017, M&T repurchased 3,233,196 shares of its common stock at a cost of $532 million and increased the quarterly common stock dividend from $.70 to $.75 per share. In accordance with its 2015 Capital Plan, in the first and second quarters of 2016, M&T repurchased 948,545 shares and 1,319,487 shares, respectively, for $100 million and $154 million, respectively.

On July 25, 2017, the Federal Reserve Bank of New York terminated its written agreement with M&T and its principal bank subsidiary, M&T Bank, that had been entered into in June 2013.  Under the terms of that agreement, M&T and M&T Bank submitted to the Federal Reserve Bank of New York a revised compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations (“BSA/AML”) and took other steps to enhance their compliance practices.

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce the Company to its new customers; severance; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices. Merger-related expenses associated with the 2015 acquisition of Hudson City Bancorp, Inc. (“Hudson City”) were $13 million ($8 million after-tax effect) in the second quarter of 2016 ($.05 per diluted common share) and $36 million ($22 million after-tax effect) in the first six months of 2016 ($.14 per diluted common share).  There were no merger-related expenses during the first two quarters of 2017. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income totaled $386 million in the second quarter of 2017, compared with $351 million in the corresponding quarter of 2016 and $354 million in 2017’s initial quarter.  Diluted net operating earnings per common share for the recent quarter were $2.38, compared with $2.07 in the second quarter of 2016 and $2.15 in the first quarter of 2017. For the first half of 2017, net operating income and diluted net operating earnings per common share were $740 million and $4.53, respectively, compared with $671 million and $3.94, respectively, for the first six months of 2016.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.33%, compared with 1.18% in the second quarter of 2016 and 1.21% in the initial quarter of 2017. Net operating income represented an annualized return on average tangible common equity of 14.18% in the second quarter of 2017, compared with 12.68% and 13.05% in the quarters ended June 30, 2016 and March 31, 2017, respectively. For the first six months of 2017, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.27% and 13.61%, respectively, compared with 1.14% and 12.15%, respectively, in the similar 2016 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $947 million in the second quarter of 2017, up 9% from $870 million in the second quarter of 2016.  That growth resulted predominantly from a widening of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.45% in the recent quarter from 3.13% in the similar 2016 period, and higher average loan balances of $1.1 billion.  The improvement in the net interest margin was largely the result of the higher interest rate environment due to actions initiated by the Federal Reserve in mid-December 2016, mid-March 2017 and mid-June 2017 to raise its target Federal funds rate by .25% at each of those dates. Taxable-equivalent net interest income in the recent quarter increased 3% from $922 million in the first quarter of 2017, predominantly due to an 11 basis point (hundredths of one percent) widening of the net interest margin from 3.34% in the initial 2017 quarter.  That widening also reflected the impact of the increases in interest rates initiated by the Federal Reserve as noted earlier.

For the first six months of 2017, taxable-equivalent net interest income was $1.87 billion, up 7% from $1.75 billion in the first half of 2016.  That increase was primarily due to a 25 basis point widening of the net interest margin to 3.40% in 2017 from 3.15% in 2016. Also contributing to the higher taxable-equivalent net interest income in the 2017 period was growth in average loan balances, which rose $1.7 billion from the first six months of 2016.

Average loans and leases aggregated $89.3 billion in the recently completed quarter, 1% higher than $88.2 billion in the second quarter of 2016.  Commercial loans and leases averaged $22.3 billion in the second quarter of 2017, $900 million or 4% above $21.4 billion in the year-earlier quarter.  Average commercial real estate loans were $33.2 billion in the recent quarter, up $3.1 billion, or 10%, from $30.1 billion in the second quarter of 2016.  Reflecting ongoing repayments of loans obtained in the acquisition of Hudson City, average residential real estate loans declined $3.5 billion, or 14%, to $21.3 billion in the second quarter of 2017 from $24.9 billion in the year-earlier quarter.  Included in average residential real estate loans were loans held for sale, which averaged $291 million in the recent quarter and $308 million in the corresponding 2016 quarter.  Consumer loans averaged $12.4 billion in the second quarter of 2017, an increase of $673 million, or 6%, from $11.7 billion in the year-earlier quarter, predominantly due to growth in average automobile and recreational vehicle loans, partially offset by lower outstanding balances of home equity lines of credit.

Average loan and lease balances in the second quarter of 2017 decreased $529 million from $89.8 billion in the first quarter of 2017.  Average commercial loan and lease balances rose $59 million in the recent quarter and commercial real estate loan average balances increased $39 million from the first three months of 2017.  Average residential real estate loans in the second quarter of 2017 declined $861 million, or 4%, from $22.2 billion in the initial 2017 quarter, reflecting the continued pay down of loans obtained in the acquisition of Hudson City.  Average consumer loans increased $233 million, or 2%, in the recent quarter from $12.2 billion in 2017’s first quarter.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2017	2016	2017
	(In millions)

Commercial, financial, etc.	$22,350	4%	—%
Real estate – commercial	33,214	10	—
Real estate – consumer	21,318	(14)	(4)
Consumer
Automobile	3,177	19	5
Home equity lines and loans	5,491	(6)	(2)
Other	3,718	16	5
Total consumer	12,386	6	2
Total	$89,268	1%	(1)%

For the first half of 2017, average loans and leases aggregated $89.5 billion, up $1.7 billion, or 2%, from $87.9 billion in the first six months of 2016.  The most significant factors contributing to that increase were the growth in the commercial real estate loan and commercial loan and lease portfolios, largely offset by a decline in residential real estate loans.

The investment securities portfolio averaged $15.9 billion in the second quarter of 2017, up $1.0 billion, or 7%, from $14.9 billion in the corresponding 2016 quarter, but $86 million lower than the $16.0 billion averaged in the first quarter of 2017.  For the first six months of 2017 and 2016, investment securities averaged $16.0 billion and $15.1 billion, respectively.  The changes from the first quarter of 2017 and from the second quarter of 2016 to the recent quarter as well as the changes from the first half of 2016 to the first six months of 2017 reflect the net effect of purchases, offset by maturities and pay downs of mortgage-backed securities.  During the second quarter of 2017, the Company purchased $658 million of mortgage-backed securities, predominantly Ginnie Mae securities, and $214 million of U.S. Treasury notes.  The Company sold $512 million of available-for-sale Fannie Mae and Freddie Mac mortgage-backed securities during the recent quarter largely attributable to the limitations on the amount of Fannie Mae and Freddie Mac mortgage-backed securities that are permitted to be included in the highest tier of “high quality liquid assets” for the Liquidity Coverage Ratio (“LCR”) calculation.  Purchases of mortgage-backed securities and U.S. Treasury notes totaled $200 million and $536 million during the year-earlier quarter and the initial quarter of 2017, respectively.  The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes.  When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments.  The Company manages its investment securities portfolio, in part, to satisfy the requirements of the LCR that became effective in January 2016.  The LCR is intended to ensure that banks hold a sufficient amount of “high quality liquid assets” to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. For additional information concerning the LCR rules, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2016 under the heading “Liquidity.”

In addition to the sales noted above, the Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The amounts of investment securities held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the six-month periods ended June 30, 2017 or 2016.  Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold.  Those other earning assets in the aggregate averaged $4.8 billion in the second quarter of 2017, compared with $8.8 billion and $6.2 billion in the similar quarter of 2016 and initial 2017 quarter, respectively.  Interest-bearing deposits at banks averaged $4.7 billion, $8.7 billion and $6.2 billion during the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017, respectively.  For the six-month periods ended June 30, 2017 and 2016, average balances of interest-bearing deposits at banks were $5.4 billion and $8.5 billion, respectively.  The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.  The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.

As a result of the changes described herein, average earning assets were $110.0 billion in the most recent quarter, compared with $111.9 billion in the corresponding 2016 quarter and $112.0 billion in the first quarter of

2017.  Average earning assets aggregated $111.0 billion and $111.5 billion during the first half of 2017 and 2016, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $92.0 billion in the second quarter of 2017, compared with $91.5 billion in the year-earlier quarter and $94.0 billion in the initial 2017 quarter.  As compared with the first quarter of 2017, lower average balances of noninterest-bearing deposits in 2017’s second quarter, largely due to decreased trust customer deposits, as well as declines in average time deposits, predominantly related to maturities of relatively high-rate deposits obtained in the acquisition of Hudson City, led to the decline in average core deposits.  Average core deposits in the second quarter of 2017 as compared with the year-earlier quarter reflected higher noninterest-bearing deposits, largely associated with trust customers, and lower time deposits.  The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2017	2016	2017
	(In millions)

Savings and interest-checking deposits	$52,472	3%	1%
Time deposits	7,692	(33)	(10)
Noninterest-bearing deposits	31,868	9	(4)
Total	$92,032	1%	(2)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $808 million in the recent quarter, compared with $1.3 billion in the second quarter of 2016 and $935 million in the initial 2017 quarter.  Cayman Islands office deposits averaged $163 million, $182 million and $192 million for the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017, respectively.  Brokered time deposits averaged $59 million in each of the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017. The Company also had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $1.1 billion during each of the second and first quarters of 2017, compared with $1.0 billion in the second quarter of 2016. The levels of brokered deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured.  The level of Cayman Islands office deposits is also reflective of customer demand.  Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of less than one year.  Average short-term borrowings totaled $212 million in the recent quarter, compared with $1.1 billion in the second quarter of 2016 and $184 million in the first quarter of 2017.  The decrease in average short-term borrowings in the two most recent quarters as compared with the second quarter of 2016 was predominantly due to the maturities of borrowings from the Federal Home Loan Bank of New York assumed in the Hudson City acquisition.  On June 30, 2017, the Company borrowed $1.5 billion from the Federal Home Loan Bank of New York, which matured on the following business day.  Also included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $141 million and $161 million in the second quarters of 2017 and 2016, respectively, and $129 million in the first quarter of 2017.

Long-term borrowings averaged $8.3 billion in the second quarter of 2017, compared with $10.3 billion in the year-earlier quarter and $8.4 billion in the initial 2017 quarter.  M&T Bank has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Average balances of notes outstanding under that program were $4.8 billion, $5.2 billion and $4.5 billion during the three-month periods ended June 30, 2017, June 30, 2016 and March 31, 2017, respectively. During May 2017, M&T Bank issued $650 million of fixed rate and $250 million of variable rate senior notes that mature in 2022.  During June 2017, M&T Bank redeemed $750 million of 1.40% fixed rate senior notes. The notes had a maturity date of July 25, 2017 and were redeemable on or after the 30th day prior to the maturity date.  The proceeds of the issuances of borrowings under the Bank Note Program have been predominantly utilized to purchase high quality liquid assets that meet the requirements of the LCR.  Outstanding balances of the senior unsecured notes were $4.6 billion at June 30, 2017 and $5.2 billion at December 31, 2016.  Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $1.0 billion in the recent quarter, compared with $1.2 billion in each of the second quarter of 2016 and the first quarter of 2017. Subordinated capital notes included in long-term borrowings averaged $1.5 billion during each of the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings totaled $518 million in the recent quarter, compared with $515 million in the second quarter of 2016 and $517 million in the first quarter of 2017. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.  Also included in long-term borrowings were agreements to repurchase securities, which averaged $430 million in the recently completed quarter, compared with $1.9 billion in the year-earlier quarter and $683 million in the initial quarter of 2017.  The lower average balances of repurchase agreements in the current year periods as compared with the second quarter of 2016 reflect maturities.  The repurchase agreements held at June 30, 2017 totaled $428 million and have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.  The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt.  As of June 30, 2017, interest rate swap agreements were used to hedge approximately $3.7 billion of outstanding fixed rate long-term borrowings.  In the second quarter of 2017, the Company entered into $2.8 billion of interest rate swap agreements to hedge the aforementioned newly issued senior notes and certain existing fixed rate borrowings.  Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.27% in the recent quarter, compared with 2.95% in the second quarter of 2016.  The yield on earning assets during the second quarter of 2017 was 3.79%, up 28 basis points from 3.51% in the year-earlier period, while the rate paid on interest-bearing liabilities decreased four basis points to .52% in the recent quarter from .56% in the similar 2016 period.  In the first quarter of 2017, the net interest spread was 3.15%, the yield on earning assets was 3.67% and the rate paid on interest-bearing liabilities was .52%.  For the first six months of 2017, the net interest spread was 3.21%, up 23 basis points from the year-earlier period.  The yield on earning assets and the rate paid on interest-bearing liabilities for the six-month period ended June 30, 2017 were 3.73% and .52%, respectively, compared with 3.53% and .55%, respectively, in the corresponding 2016 period.  The widening of the net interest spread in the recent quarter as compared with the second quarter of 2016 and first quarter of 2017 and in the first half of 2017 as compared with the first six months of 2016 was largely due to the effect of increases in short-term interest rates initiated by the Federal Reserve in mid-December 2016, mid-March 2017 and mid-June 2017 that contributed to higher yields on loans and leases.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $39.1 billion in the recent quarter, compared with $35.7 billion in the second quarter of 2016 and $40.4 billion in the initial quarter of 2017.  The increases in average net interest-free funds in the two most recent quarters as compared with the second quarter of 2016 reflect higher average balances of noninterest-bearing deposits.  Those deposits averaged $31.9 billion, $29.2 billion and $33.3 billion in the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017, respectively.  During the first half of 2017 and 2016, average net interest-free funds aggregated $39.8 billion and $35.4 billion, respectively.  The growth in average noninterest-bearing deposits since the second quarter of 2016 largely reflects higher deposits of trust customers.  Shareholders’ equity averaged $16.3 billion in each of the two most recent quarters and $16.4 billion in the three-month period ended June 30, 2016.   Goodwill and core deposit and other intangible assets averaged $4.7 billion and the cash surrender value of bank owned life insurance averaged $1.7 billion during each of the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017.  Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .18% in each of the second quarters of 2017 and 2016, compared with .19% in the first quarter of 2017.  That contribution for the first half of 2017 and 2016 was .19% and .17%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.45% in the second quarter of 2017, compared with 3.13% in the corresponding 2016 period and 3.34% in the initial quarter of 2017. During the first six months of 2017 and 2016, the net interest margin was 3.40% and 3.15%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $5.7 billion at June 30, 2017, compared with $1.4 billion and $900 million at June 30, 2016 and December 31, 2016, respectively. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates.  The $4.8 billion increase in notional amount from December 31, 2016 reflects $2.0 billion of interest rate swaps designated as cash flow hedges of variable rate commercial real estate loans and $2.8 billion of interest rate swaps designated as fair value hedges of fixed rate long-term borrowings.  These interest rate swap agreements were entered into to mitigate the risk from potential downward shifts in interest rates.  There were no interest rate swap agreements designated as cash flow hedges at June 30, 2016 or December 31, 2016.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income.  In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately.  The amounts of hedge ineffectiveness recognized during each of the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017 were not material to the Company’s consolidated results of operations. The estimated aggregate net fair value of interest rate swap agreements designated as fair value hedges represented gains (without consideration of any collateral or settlement provisions) of approximately $2 million at June 30, 2017, $34 million at June 30, 2016, $12 million at

December 31, 2016 and $8 million at March 31, 2017.  The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items.  The estimated fair values of the interest rate swap agreements designated as cash flow hedges were net losses of approximately $1.5 million at June 30, 2017 (without consideration of any collateral or settlement provisions).  Net of applicable income taxes, such losses were approximately $931,000 and have been included in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.  The Company’s credit exposure as of June 30, 2017 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty, periodic settlements and counterparty postings of $2 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.22% and 1.66%, respectively, at June 30, 2017.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended June 30
.	2017		2016
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$1,094	—%	$—	—%
Interest expense	(5,904)	(.03)	(9,798)	(.05)
Net interest income/margin	$6,998	.02%	$9,798	.04%
Average notional amount	$4,109,890		$1,400,000
Rate received (b)		2.31%		4.42%
Rate paid (b)		1.61%		1.60%

	Six Months Ended June 30
	2017		2016
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$1,094	—%	$—	—%
Interest expense	(9,552)	(.03)	(20,131)	(.05)
Net interest income/margin	$10,646	.02%	$20,131	.03%
Average notional amount	$2,513,812		$1,400,000
Rate received (b)		2.56%		4.42%
Rate paid (b)		1.70%		1.53%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions.  Short-term federal funds borrowings were $140 million, $156 million and $112 million at June 30, 2017, June 30, 2016 and December 31, 2016, respectively.  In general, those borrowings were unsecured and matured on the next business day.  On June 30, 2017, the Company obtained a $1.5 billion short-term borrowing from the Federal Home Loan Bank of New York, which matured on July 3, 2017.  In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $196 million at June 30, 2017, $194 million at June 30, 2016 and $202 million at December 31, 2016.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which totaled approximately $1.1 billion at June 30, 2017, $1.0 billion at June 30, 2016 and $1.2 billion at December 31, 2016.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  There were no VRDBs in the Company’s trading account at June 30, 2017, as compared with $17 million at June 30, 2016 and $30 million at December 31, 2016.  The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.2 billion at June 30, 2017, compared with $1.7 billion and $1.3 billion at June 30, 2016 and December 31, 2016, respectively.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at June 30, 2017 approximately $717 million was available for payment of dividends to M&T from bank subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 5 of Notes to Financial Statements.

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

The Company’s Asset-Liability Committee, which includes members of senior management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios.  In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve.  In utilizing the model, projections of net interest income calculated under the varying interest rate scenarios are compared to a base interest rate scenario.  The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.  When deemed prudent, management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future.  Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

The accompanying table as of June 30, 2017 and December 31, 2016 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	June 30, 2017		December 31, 2016
	(In thousands)

+200 basis points	$112,834		227,283
+100 basis points	82,612		147,400
-50 basis points	—	(a)	(98,945)
-100 basis points	(158,553)		—	(a)

(a)The Company did not analyze this scenario.

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income.  The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities.  In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario.  In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain positive on all points of the yield curve.  In 2016, the Company suspended the -100 basis point scenario due to the persistent low level of interest rates.  This scenario was reinstated as of June 30, 2017.  The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. Given recent increases in short-term interest rates, management believes that the likelihood of potential volatility of interest rates has increased.  As a result, as previously described, in 2017 management added interest rate swap agreements designated as hedging instruments to mitigate the Company’s exposure to such potential volatility.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.

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

The notional amounts of interest rate contracts entered into for trading account purposes were $22.8 billion at June 30, 2017, $20.1 billion at June 30, 2016 and $21.6 billion at December 31, 2016.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $530 million at June 30, 2017, compared with $826 million at June 30, 2016 and $471 million at December 31, 2016.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet totaled $175 million and $117 million, respectively, at June 30, 2017. Effective January 2017, certain clearinghouse exchanges revised their rules to re-characterize required collateral postings for changes in fair value of exchange-traded derivatives as legal settlements of those positions. As a result, the fair value asset and liability amounts at June 30, 2017 have been reduced by contractual settlements of $92 million and $32 million, respectively. The fair values of trading account assets and liabilities were $506 million and $353 million, respectively, at June 30, 2016 and $324 million and $174 million, respectively, at December 31, 2016.  Included in trading account assets were assets related to deferred compensation plans totaling $23 million at June 30, 2017 and $22 million at each of June 30 and December 31, 2016.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet were liabilities related to deferred compensation plans totaling $26 million at each of June 30, 2017, June 30, 2016 and December 31, 2016.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $24 million at each of June 30, 2017 and December 31, 2016 and $40 million at June 30, 2016.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $52 million in the recent quarter, compared with $32 million in the second quarter of 2016 and $55 million in the first quarter of 2017. For the six-month periods ended June 30, 2017 and 2016, the provision for credit losses was $107 million and $81 million, respectively. Net charge-offs of loans were $45 million in the recent quarter, compared with $24 million in the corresponding 2016 quarter and $43 million in the initial quarter of 2017. Net charge-offs as an annualized percentage of average loans and leases were .20% in the recent quarter, compared with .11% in the year-earlier quarter and .19% in the first quarter of 2017. Net charge-offs for the six-month periods ended June 30 totaled $88 million in 2017 and $66 million in 2016, representing an annualized rate of .20% and .15% of average loans and leases in those respective periods. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2017
	First Quarter	Second Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$11,896	21,814	33,710
Real estate:
Commercial	3,971	1,419	5,390
Residential	4,752	3,169	7,921
Consumer	21,948	18,803	40,751
	$42,567	45,205	87,772

	2016
	First Quarter	Second Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$902	(3,132)	(2,230)
Real estate:
Commercial	(1,141)	(1,866)	(3,007)
Residential	5,085	3,115	8,200
Consumer	37,394	26,139	63,533
	$42,240	24,256	66,496

Reflected in net charge-offs of commercial loans and leases in the recent quarter was an $8 million charge-off associated with a provider of asset management, trading, and merger and acquisition advisory services.  Net charge-offs of commercial loans and leases in the first quarter of 2017 included a $6 million charge-off associated with a producer of powdered cellulose and fiber filler products used for food and industrial applications. Reflected in net charge-offs of commercial loans and leases in the second quarter of 2016 was a $7 million recovery of a previously charged-off loan. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017, respectively, of: automobile loans of $7 million, $6 million and $9 million; recreational vehicle loans of $2 million, $3 million and $5 million; and home equity loans and lines of credit secured by one-to-four family residential properties of $3 million, $4 million and $3 million. Beginning in the first quarter of 2016, the Company accelerated the charge off of consumer loans associated with customers who were either deceased or had filed for bankruptcy that, in accordance with GAAP, had previously been considered when determining the level of the allowance for credit losses and were charged-off following the Company’s normal charge-off procedures to the extent the loans subsequently became delinquent.  Reflected in consumer loan charge-offs in the second quarter of 2016 was a $6 million charge-off of a personal usage loan.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses.  Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates.  For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans.  The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet.  The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect.  The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans, including its estimates of lifetime principal losses. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances.  Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $1.4 billion, $2.2 billion and $1.8 billion at June 30, 2017, June 30, 2016 and December 31, 2016, respectively.  The decrease in such loans since June 30, 2016 was largely attributable to payments received.  The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of June 30, 2017 and December 31, 2016 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	June 30, 2017	December 31, 2016
	(In thousands)

Commercial, financial, leasing, etc.	$5,501	4,794
Commercial real estate	41,949	39,867
Residential real estate	44,021	59,657
Consumer	10,182	11,275
Total	$101,653	115,593

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired at a premium was $12.8 billion and $14.2 billion at June 30, 2017 and December 31, 2016, respectively. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount.  Rather, subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans aggregated $872 million or .98% of total loans and leases outstanding at June 30, 2017, compared with $849 million or .96% a year earlier, $920 million or 1.01% at December 31, 2016 and $927 million or 1.04% at March 31, 2017.  The lower level of nonaccrual loans at June 30, 2017 as compared with March 31, 2017 reflects the effect of borrower repayment performance and charge-offs.  The higher levels of nonaccrual loans at the three most recent quarter ends as compared with June 30, 2016 reflect the migration of previously performing residential real estate loans obtained in the acquisition of Hudson City that became past due over 90 days after June 30, 2016.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) totaled $265 million or .30% of total loans and leases at June 30, 2017, compared with $298 million or .34% at June 30, 2016, $301 million or .33% at December 31, 2016 and $280 million or .31% at March 31, 2017. Those amounts included loans guaranteed by government-related entities of $235 million, $270 million, $283 million and $253 million at June 30, 2017, June 30, 2016, December 31, 2016 and March 31, 2017, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $185 million at June 30, 2017, $218 million at June 30, 2016, $224 million at December 31, 2016 and $197 million at March 31, 2017. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments.  Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The carrying amount of such loans was $512 million at June 30, 2017, or .6% of total loans. Of that amount, $453 million was related to the Hudson City acquisition. Purchased impaired loans totaled $662 million and $578 million at June 30, 2016 and December 31, 2016, respectively.

Accruing loans acquired at a discount past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $57 million at June 30, 2017, compared with $69 million at June 30, 2016 and $61 million at December 31, 2016.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance.  Such loans aggregated $180 million, $162 million and $171 million at June 30, 2017, June 30, 2016 and December 31, 2016, respectively.

Nonaccrual commercial loans and leases were $201 million at June 30, 2017, $241 million at June 30, 2016 and $261 million at each of December 31, 2016 and March 31, 2017. Commercial real estate loans classified as nonaccrual aggregated $225 million June 30, 2017, $218 million at June 30, 2016, and $211 million at each of December 31, 2016 and March 31, 2017.  Nonaccrual commercial real estate loans included construction-related loans of $23 million, $46 million, $35 million and $28 million at June 30, 2017, June 30, 2016, December 31, 2016 and March 31, 2017, respectively.  Those nonaccrual construction loans included loans to residential builders and developers of $7 million, $24 million, $17 million and $14 million at June 30, 2017, June 30, 2016, December 31, 2016 and March 31, 2017, respectively. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended June 30, 2017 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter Ended
	June 30, 2017			June 30, 2017
		Nonaccrual		Net Charge-offs (Recoveries)
	Outstanding Balances(b)	Balances	Percent of Outstanding Balances	Balances	Annualized Percent of Average Outstanding Balances
	(Dollars in thousands)

New York	$470,075	$594	.13%	$(29)	(.02)%
Pennsylvania	103,882	4,885	4.70	(9)	(.03)
Mid-Atlantic(a)	474,497	1,985	.42	(97)	(.08)
Other	635,026	1,187	.19	—	—
Total	$1,683,480	$8,651	.51%	$(135)	(.03)%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes approximately $13 million of loans not secured by real estate, of which approximately $1 million are in nonaccrual status.

Residential real estate loans in nonaccrual status aggregated $343 million at June 30, 2017, compared with $282 million at June 30, 2016, $336 million at December 31, 2016 and $350 million at March 31, 2017.  The increase in residential real estate loans classified as nonaccrual at the three most recent quarter-ends as compared with June 30, 2016 reflects the migration of previously performing loans obtained in the acquisition of Hudson City that became more than 90 days delinquent.  Such nonaccrual residential real estate loans totaled $211 million at June 30, 2017, $113 million at June 30, 2016, $190 million at December 31, 2016 and $207 million at March 31, 2017. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making loan payments at that time and the loans were not recorded at a discount. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $106 million, $79 million, $107 million and $113 million at June 30, 2017, June 30, 2016, December 31, 2016 and March 31, 2017, respectively.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Such loans in the Company’s portfolio prior to the Hudson City transaction were originated by the Company before 2008. Hudson City discontinued its limited documentation loan program in January 2014. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) aggregated $233 million at June 30, 2017, compared with $271 million at June 30, 2016, $281 million at December 31, 2016 and $251 million at March 31, 2017.  A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2017 is presented in the accompanying table.

Nonaccrual consumer loans were $103 million at June 30, 2017, compared with $108 million at June 30, 2016, $112 million at December 31, 2016 and $104 million at March 31, 2017.  Included in nonaccrual consumer loans at June 30, 2017, June 30, 2016, December 31, 2016 and March 31, 2017 were: automobile loans of $17 million, $12 million, $19 million and $16 million, respectively; recreational vehicle loans of $5 million, $5 million, $7 million and $5 million, respectively; and outstanding balances of home equity loans and lines of credit of $77 million, $87 million, $82 million and $80 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2017 is presented in the accompanying table.

Information about past due and nonaccrual loans as of June 30, 2017 and December 31, 2016 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	June 30, 2017			Quarter Ended June 30, 2017
		Nonaccrual		Net Charge-offs (Recoveries)
					Annualized Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,865,307	$74,936	1.28%	$615	.04%
Pennsylvania	1,491,882	16,427	1.10	379	.10
Maryland	1,175,313	15,986	1.36	(12)	—
New Jersey	4,695,020	53,969	1.15	1,321	.11
Other Mid-Atlantic (a)	1,025,512	11,382	1.11	169	.07
Other	3,401,241	63,141	1.86	(227)	(.03)
Total	$17,654,275	$235,841	1.34%	$2,245	.05%
Residential construction loans:
New York	$5,324	$229	4.30%	$—	—%
Pennsylvania	1,631	371	22.74	—	—
Maryland	1,230	—	—	—	—
New Jersey	3,018	—	—	—	—
Other Mid-Atlantic (a)	3,891	—	—	—	—
Other	7,318	372	5.08	2	.12
Total	$22,412	$972	4.34%	$2	.04%
Limited documentation first mortgages:
New York	$1,406,624	$35,103	2.50%	$126	.04%
Pennsylvania	69,487	7,100	10.22	78	.44
Maryland	39,923	2,758	6.91	99	.96
New Jersey	1,270,589	33,180	2.61	206	.06
Other Mid-Atlantic (a)	34,009	2,653	7.80	89	1.02
Other	462,852	25,358	5.48	324	.27
Total	$3,283,484	$106,152	3.23%	$922	.11%
First lien home equity loans and lines of credit:
New York	$1,256,756	$14,118	1.12%	$1,168	.37%
Pennsylvania	800,531	8,536	1.07	488	.24
Maryland	653,672	7,332	1.12	291	.18
New Jersey	44,791	587	1.31	(30)	(.27)
Other Mid-Atlantic (a)	200,482	1,573	.78	(14)	(.03)
Other	23,873	1,029	4.31	—	—
Total	$2,980,105	$33,175	1.11%	$1,903	.25%
Junior lien home equity loans and lines of credit:
New York	$890,604	$23,574	2.65%	$297	.13%
Pennsylvania	349,435	4,019	1.15	140	.16
Maryland	758,825	10,151	1.34	270	.14
New Jersey	129,575	1,286	.99	(4)	(.01)
Other Mid-Atlantic (a)	301,911	2,873	.95	105	.14
Other	41,900	1,902	4.54	114	1.08
Total	$2,472,250	$43,805	1.77%	$922	.15%
Limited documentation junior lien:
New York	$759	$—	—%	$—	—%
Pennsylvania	327	21	6.26	—	—
Maryland	1,378	91	6.64	—	—
New Jersey	383	—	—	—	—
Other Mid-Atlantic (a)	646	—	—	—	—
Other	4,340	379	8.73	98	8.77
Total	$7,833	$491	6.27%	$98	4.92%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $104 million at June 30, 2017, compared with $172 million at June 30, 2016, $139 million at December 31, 2016 and $119 million at March 31, 2017.  Gains or losses resulting from sales of real estate and other foreclosed assets were not material in the three-month periods ended June 30, 2017, June 30, 2016 or March 31, 2017.  At June 30, 2017, the Company’s holding of residential real estate-related properties comprised approximately 96% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENOGIATED AND IMPAIRED LOAN DATA

	2017 Quarters		2016 Quarters
	Second	First	Fourth	Third	Second
	(Dollars in thousands)

Nonaccrual loans	$872,374	926,675	920,015	837,362	848,855
Real estate and other foreclosed assets	104,424	119,155	139,206	159,881	172,473
Total nonperforming assets	$976,798	1,045,830	1,059,221	997,243	1,021,328
Accruing loans past due 90 days or more(a)	$265,461	280,019	300,659	317,282	298,449
Government guaranteed loans included in totals above:
Nonaccrual loans	$39,296	39,610	40,610	47,130	52,486
Accruing loans past due 90 days or more	235,227	252,552	282,659	282,077	269,962
Renegotiated loans	$221,892	191,343	190,374	217,559	211,159
Acquired accruing loans past due 90 days or more(b)	$57,498	63,732	61,144	65,182	68,591
Purchased impaired loans(c):
Outstanding customer balance	$838,476	890,431	927,446	981,105	1,040,678
Carrying amount	512,393	552,935	578,032	616,991	662,059

Nonaccrual loans to total loans and leases, net of unearned discount	.98%	1.04%	1.01%	.93%	.96%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.10%	1.17%	1.16%	1.11%	1.15%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.30%	.31%	.33%	.35%	.34%

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

Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2017 in light of:  (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company.  While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the volatile nature of global markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 55% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans were $2.3 billion at June 30 2017, compared with $2.4 billion at each of June 30, 2016 and December 31, 2016 and $2.5 billion at March 31, 2017.  Approximately 98% of loan balances added to the criticized category during the recent quarter were less than 90 days past due and 95% had a current payment status.  Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most of those loans.

Loan officers in different geographic locations with the support of the Company’s credit department personnel are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed.  On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.  For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At June 30, 2017, approximately 55% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 69% (or approximately 31% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At June 30, 2017, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $11 million, compared with $16 million at June 30, 2016, $12 million at December 31, 2016 and $13 million at March 31, 2017.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2017, approximately 83% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 10% were making contractually allowed payments that do not include any repayment of principal.

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

Management believes that the allowance for credit losses at June 30, 2017 appropriately reflected credit losses inherent in the portfolio as of that date.  The allowance for credit losses was $1.01 billion, or 1.13% of total loans and leases at June 30, 2017, compared with $970 million or 1.10% at June 30, 2016 and $989 million or 1.09% at December 31, 2016.  The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value.  However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio.  The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein.  Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods.  The ratio of the allowance for credit losses to nonaccrual loans was 116% at June 30, 2017, compared with 114% at June 30, 2016 and 107% at December 31, 2016.  Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income aggregated $461 million in the second quarter of 2017, compared with $448 million in the similar 2016 period and $447 million in the initial quarter of 2017.  The rise in other income in the second quarter of 2017 as compared with the year-earlier quarter resulted largely from higher trust income and credit-related fees, and improved reported results associated with M&T’s investment in Bayview Lending Group LLC (“BLG”). Partially offsetting those factors were declines in mortgage banking revenues and trading account and foreign exchange gains. As compared with the first quarter of 2017, the increase in other income in the recent quarter reflected higher trust income and the reported results associated with BLG.

Mortgage banking revenues were $86 million in the second quarter of 2017, compared with $89 million in the year-earlier quarter and $85 million in the first quarter of 2017.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $61 million in the most recently completed quarter of 2017, compared with $65 million in the year-earlier quarter and $58 million in the initial 2017 quarter.  The decline in residential mortgage banking revenues in the second quarter of 2017 as compared with the corresponding 2016 quarter was largely the result of lower gains from origination activities, reflecting a 10% decline in origination volumes.  The higher residential mortgage banking revenues in the recent quarter as compared with the first quarter of 2017 were largely the result of increased gains from origination activities, reflecting a 6% rise in origination volume and improved margins on those originations.

New commitments to originate residential real estate loans to be sold were approximately $773 million in the second quarter of 2017, compared with $858 million in the corresponding 2016 quarter and $727 million in the initial 2017 quarter. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $17 million in the recent quarter, compared with gains of $19 million in the year-earlier quarter and $14 million in the first quarter of 2017.

Loans held for sale that were secured by residential real estate were $340 million at June 30, 2017, $374 million at June 30, 2016 and $414 million at December 31, 2016.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates aggregated $692 million and $525 million, respectively, at June 30, 2017, $816 million and $638 million, respectively, at June 30, 2016, and $777 million and $479 million, respectively, at December 31, 2016.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $17 million and $19 million at June 30, 2017 and June 30, 2016, respectively, and $15 million at December 31, 2016.  Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenues of $4 million in the recent quarter and $3 million in the second quarter of 2016, compared with a net decrease in revenues of $2 million in the first quarter of 2017.

Revenues from servicing residential real estate loans for others were $44 million in each of the two most recent quarters, compared with $46 million during the quarter ended June 30, 2016.  Residential real estate loans serviced for others aggregated $72.6 billion at June 30, 2017, $57.8 billion at June 30, 2016, $53.2 billion at December 31, 2016 and $63.7 billion at March 31, 2017.  Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $49.9 billion at June 30, 2017, $34.6 billion at June 30, 2016, $30.4 billion at December 31, 2016 and $40.8 billion at March 31, 2017.  Revenues earned for sub-servicing loans aggregated $25 million for each of the three-month periods ended June 30, 2017 and 2016 and $23 million for the three-month period ended March 31, 2017. During March 2017, the Company acquired additional sub-servicing of residential real estate loans having outstanding principal balances of approximately $12.4 billion. The additional sub-servicing portfolio did not have a significant impact on residential mortgage banking revenues in the first quarter of 2017. The impact on the second quarter of 2017 was significantly offset by the run-off of the existing subservicing portfolio.  In June 2017, the Company acquired an additional sub-servicing portfolio of residential real estate loans with outstanding principal balances of approximately $11.2 billion.   That transaction did not have a significant impact on residential mortgage banking revenues in the second quarter of 2017.  The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company.  Capitalized residential mortgage loan servicing assets totaled $117 million at each of June 30, 2017, June 30, 2016 and December 31, 2016 and $118 million at March 31, 2017.

Commercial mortgage banking revenues totaled $25 million in the second quarter of 2017, compared with $24 million in the similar 2016 period and $27 million in the first quarter of 2017.  Included in such amounts were revenues from loan origination and sales activities of $11 million in the recent quarter, compared with $14 million in the second quarter of 2016 and $15 million in the initial 2017 quarter. Commercial real estate loans originated for sale to other investors totaled approximately $510 million in the second quarter of 2017, compared with $567 million in the year-earlier quarter and $308 million in the first quarter of 2017. Loan servicing revenues were $14 million in the recently completed quarter, compared with $10 million in the second quarter of 2016 and $12 million in the initial 2017 quarter.  Capitalized commercial mortgage servicing assets totaled $105 million and $86 million at June 30, 2017 and 2016, respectively, and $104 million at December 31, 2016.  Commercial real estate loans serviced for other investors totaled $15.1 billion, $11.1 billion, and $11.8 billion at June 30, 2017, June 30, 2016 and December 31, 2016, respectively, and included $3.0 billion, $2.6 billion and $2.8 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible.  In January 2017, the Company purchased commercial mortgage servicing rights and other assets associated with approximately $2.7 billion of loans.  The purchase price and assets acquired were not material to the Company’s consolidated financial position.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $400 million and $192 million, respectively, at June 30, 2017, $340 million and $112 million, respectively, at June 30, 2016 and $713 million and $70 million, respectively, at December 31, 2016.  Commercial real estate loans held for sale at June 30, 2017, June 30, 2016 and December 31, 2016 were $208 million, $228 million and $643 million, respectively. The higher balance at December 31, 2016 reflected loans originated late in 2016 that were not delivered to investors until 2017.

Service charges on deposit accounts were $106 million in the second quarter of 2017, compared with $104 million in each of the second quarter of 2016 and first quarter of 2017.  Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $17 million in each of the two most recent quarters and $16 million in the second quarter of 2016.  Trading account and foreign exchange activity resulted in gains of $8 million during the recently completed quarter, compared with gains of $13 million in the second quarter of 2016 and $10 million in the initial 2017 quarter.  The recent quarter decline in such gains as compared with the corresponding 2016 quarter reflects reduced activity related to interest rate swap transactions executed on behalf of commercial customers.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Trust income includes fees related to two significant businesses.  The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income totaled $127 million in the second quarter of 2017, compared with $120 million in each of the second quarter of 2016 and first quarter of 2017.  Revenues associated with the ICS business were approximately $63 million, $58 million and $60 million during the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017, respectively. The higher revenues in the two most recent quarters as compared with the second quarter of 2016 reflect increased fees earned from money-market funds and stronger sales activities. Revenues attributable to WAS were approximately $60 million, $55 million and $54 million for the three-month periods ended June 30, 2017, June 30, 2016 and March 31, 2017, respectively.  The increase in the recent quarter as compared with the similar 2016 period largely reflects the impact of improved equity market performance and stronger sales activities.  The improvement from the immediately preceding quarter reflects annual tax preparation fees earned in the recent quarter.  Total trust assets, which include assets under management and assets under administration, totaled $222.5 billion at June 30, 2017, compared with $203.6 billion at June 30, 2016 and $210.6 billion at December 31, 2016.  Trust assets under management were $73.3 billion, $67.0 billion and $70.7 billion at June 30, 2017, June 30, 2016 and December 31, 2016, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $10.4 billion, $11.2 billion and $10.9 billion at June 30, 2017, June 30, 2016 and December 31, 2016, respectively.

Additional trust income from investment management activities aggregated $4 million in the recent quarter, $7 million in the second quarter of 2016 and $6 million in the initial quarter of 2017. That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager. Assets managed by that affiliated manager totaled $6.9 billion at June 30, 2017, $6.7 billion at June 30, 2016 and $7.3 billion at December 31, 2016.  The Company’s trust income from that affiliate was not material during any of the quarters then-ended.

Other revenues from operations were $117 million in the second quarter of 2017, compared with $105 million in the year-earlier quarter and $111 million in the initial quarter of 2017.  As compared with the earlier quarters, the recent quarter’s revenues reflect higher credit-related fees, merchant discount and credit card fees, and improved results associated with M&T’s investment in BLG.  Included in other revenues from operations were the following significant components.  Letter of credit and other credit-related fees aggregated $35 million in the recent quarter, compared with $30 million and $34 million in the second quarter of 2016 and the initial 2017 quarter, respectively.  The higher revenues in the 2017 quarters predominantly resulted from higher fees for providing loan syndication services.  Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $14 million in the second quarter of 2017, compared with $13 million and $15 million in the year-earlier quarter and the first quarter of 2017, respectively.  Revenues from merchant discount and credit card fees were $29 million in the quarter ended June 30, 2017, compared with $27 million in each of the quarters ended June 30, 2016 and March 31, 2017.  Insurance-related sales commissions and other revenues were $11 million in the second quarter of 2017, compared with $9 million in the year-earlier quarter and $12 million in the initial quarter of 2017.  M&T’s share of the operating losses of BLG recognized using the equity method of accounting and cash distributions received resulted in income of $1 million in the 2017’s second quarter, compared with losses of $3 million in the second quarter of 2016 and $2 million in the first quarter of 2017.  During the recent quarter, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero.  During the quarter M&T received a cash distribution from BLG that resulted in the recognition of $1 million of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions cannot be estimated at this time.  BLG is entitled to receive distributions from affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T.  Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other income aggregated $908 million during the first six months of 2017, compared with $869 in the first six months of 2016.  That increase was largely attributable to higher trust income and credit-related fees.

Mortgage banking revenues totaled $171 million during each of the six-month periods ended June 30, 2017 and 2016.  Residential mortgage banking revenues aggregated $120 in the first half of 2017, compared with $124 million in the six-month period ended June 30, 2016.  New commitments to originate residential real estate loans to be sold aggregated $1.5 billion in each of the first six months of 2017 and 2016.  Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $31 million and $33 million in the six-month periods ended June 30, 2017 and 2016, respectively.  Revenues from servicing residential mortgage loans for others were $89 million and $91 million for the six-month periods ended June 30, 2017 and 2016, respectively.  Included in servicing revenues were sub-servicing revenues aggregating $48 million in each of the first six months of 2017 and 2016.  Commercial mortgage banking revenues were $51 million and $47 million in the first half of 2017 and 2016, respectively.  That increase resulted predominantly from revenues associated with loan servicing activities. Commercial real estate loans originated for sale to other investors totaled $818 million and $922 million in the six-month periods ended June 30, 2017 and 2016, respectively.

Service charges on deposit accounts aggregated $210 million during the first half of 2017, compared with $206 million in the year-earlier period.  Trust income totaled $247 million and $232 million during the first six months of 2017 and 2016, respectively.  The increase in trust income in 2017 as compared with 2016 was largely due to higher revenues from the ICS business, reflecting increased fees earned from money-market funds and stronger sales activities, and from the WAS business, resulting from improved equity market performance and stronger sales activities.  Brokerage services income was $34 million and $32 million in the six-month periods ended June 30, 2017 and 2016, respectively.  Trading account and foreign exchange activity resulted in gains of $18 million and $21 million in the first half of 2017 and 2016, respectively.

Other revenues from operations totaled $228 million in the first six months of 2017, compared with $207 million in the corresponding 2016 period.  Other revenues from operations include the following significant components.  Letter of credit and other credit-related fees aggregated $69 million and $58 million in 2017 and 2016, respectively.  The higher revenues in the 2017 period were largely attributable to fees for providing loan syndication services.  Income from bank owned life insurance totaled $29 million in each of 2017 and 2016.  Merchant discount and credit card fees were $56 million and $53 million in the first half of 2017 and 2016, respectively.  Insurance-related commissions and other revenues aggregated $23 million and $22 million in 2017 and 2016, respectively. M&T’s investment in BLG resulted in losses of $1 million and $6 million in the first six months of 2017 and 2016, respectively.

Other Expense

Other expense aggregated $751 million in the second quarter of 2017, compared with $750 million in the corresponding 2016 quarter and $788 million in the initial 2017 quarter. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $8 million in the two most recent quarters and $11 million in the year-earlier quarter, and merger-related expenses of $13 million in the second quarter of 2016. There were no merger-related expenses in the first two quarters of 2017. Exclusive of those nonoperating expenses, noninterest operating expenses were $743 million in the second quarter of 2017, compared with $726 million in the second quarter of 2016 and $779 million in the first quarter of 2017.  The most significant factors for the increased level of operating expenses in the recent quarter as compared with the year-earlier quarter were increased legal-related and professional services costs, Federal Deposit Insurance Corporation (“FDIC”) assessments, and outside data processing and software expenses. The decline in noninterest operating expenses in the recent quarter as compared with the first quarter of 2017 was predominantly due to seasonally higher stock-based compensation and employee benefits expenses in the first quarter, partially offset by higher legal-related and professional services costs in 2017’s second quarter. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Other expense for the first half of 2017 totaled $1.54 billion, compared with $1.53 billion in the first six months of 2016. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $17 million and $24 million in the six-month periods ended June 30, 2017 and 2016, respectively, and merger-related expenses of $36 million in the first six months of 2016. Exclusive of those nonoperating expenses, noninterest operating expenses for the first half of 2017 increased 4% to $1.52 billion from $1.47 billion in the first half of 2016.  That $55 million increase was largely due to higher costs for salaries, including incentive compensation, legal-related and professional services, and FDIC assessments.

Salaries and employee benefits expense totaled $399 million in each of the recent quarter and the second quarter of 2016, compared with $450 million in the initial quarter of 2017.  During the first half of 2017 and 2016, salaries and employee benefits expense totaled $849 million and $830 million, respectively.  The lower levels of expenses in the second quarters of 2017 and 2016 as compared with the initial quarter of 2017 were attributable to higher stock-based compensation in the initial 2017 quarter, reflecting the accelerated recognition of compensation costs for stock-based awards granted to retirement-eligible employees, and seasonally higher medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments during the first quarter of 2017.  The higher level of expenses in the first half of 2017 as compared with the corresponding 2016 period was largely attributable to the impact of annual merit increases and higher incentive compensation costs.  Salaries and employee benefits expense included stock-based compensation of $10 million and $17 million in the three-month periods ended June 30, 2017 and June 30, 2016, respectively, $33 million in the three-month period ended March 31, 2017, and $43 million and $45 million during the six-month periods ended June 30, 2017 and 2016, respectively.  The number of full-time equivalent employees was 16,526 at June 30, 2017, 16,814 at June 30, 2016, 16,593 at December 31, 2016 and 16,409 at March 31, 2017, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $344 million and $327 million in the quarters ended June 30, 2017 and June 30, 2016, respectively, and $330 million in the initial quarter of 2017.  On that same basis, such expenses were $673 million and $641 million in the six-month periods ended June 30, 2017 and 2016, respectively.  The increases in nonpersonnel operating expenses reflected in the recent quarter as compared with the year-earlier quarter and in the first half of 2017 as compared with the first half of 2016 were predominantly the result of higher legal-related and professional services costs, FDIC assessments, and outside data processing and software expenses.  Higher nonpersonnel operating expenses in the second quarter of 2017 as compared with the immediately preceding quarter were predominantly due to increased legal-related and professional services costs.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 52.7% during the recent quarter, compared with 55.1% during the second quarter of 2016 and 56.9% in the first quarter of 2017.  The efficiency ratios for the six-month periods ended June 30, 2017 and 2016 were 54.8% and 56.0%, respectively.  The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes for the recent quarter was $215 million, compared with $194 million in the year-earlier quarter and $169 million in the initial quarter of 2017. For the six-month periods ended June 30, 2017 and 2016, the provision for income taxes was $385 million and $363 million, respectively.  As noted earlier, M&T adopted new accounting guidance for share-based transactions during the first quarter of 2017. That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized as a component of income tax expense in the income statement. Previously, tax effects resulting from changes to M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise. The adoption of the amended accounting guidance resulted in an $18 million reduction of income tax expense in the initial 2017 quarter.  The impact of the amended guidance on the second quarter of 2017 was not significant.  The effective tax rates were 36.1%, 36.6% and 32.7% for the quarters ended June 30, 2017, June 30, 2016 and March 31, 2017, respectively, and 34.5% and 36.4% for the six-month periods ended June 30, 2017 and 2016, respectively. Excluding the impact of the adoption of the amended accounting guidance, the effective tax rate would have been 36.2% in each of the first quarter of 2017 and the first half of 2017. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $16.3 billion at June 30, 2017, representing 13.47% of total assets, compared with $16.5 billion or 13.30% a year earlier and $16.5 billion or 13.35% at December 31, 2016.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of June 30, 2017, June 30, 2016 and December 31, 2016. Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.

Reflecting the impact of repurchases of M&T’s common stock, common shareholders’ equity was $15.1 billion, or $98.66 per share, at June 30, 2017, compared with $15.2 billion, or $96.49 per share, a year earlier and $15.3 billion, or $97.64 per share, at the 2016 year-end.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $68.20 at the end of the recent quarter, compared with $66.95 at June 30, 2016 and $67.85 at December 31, 2016.  The Company’s ratio of tangible common equity to tangible assets was 8.95% at June 30, 2017, compared with 8.87% a year earlier and 8.92% at December 31, 2016.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $743,000, or $.01 per common share, at June 30, 2017, compared with net unrealized gains of $193 million, or $1.22 per common share, at June 30, 2016 and net unrealized losses of $16 million, or $.10 per common share, at December 31, 2016.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.

Reflected in the carrying amount of available for sale investment securities at June 30, 2017 were pre-tax effect unrealized losses of $101 million on securities with an amortized cost of $6.8 billion and pre-tax effect unrealized gains of $119 million on securities with an amortized cost of $5.1 billion.  Information about unrealized gains and losses as of June 30, 2017 and December 31, 2016 is included in note 3 of Notes to Financial Statements.  Information concerning the Company’s fair valuations of investment securities is provided in note 12 of Notes to Financial Statements.

As of June 30, 2017, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate.  As of June 30, 2017, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at June 30, 2017 and December 31, 2016, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $147 million and $158 million, respectively, and a fair value of $116 million and $121 million, respectively.  At June 30, 2017, 85% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 23% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 16% at June 30, 2017, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 31% and 77% respectively. Given the securitization structure, the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of June 30, 2017, those privately issued mortgage-backed securities were not other-than-temporarily impaired.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $265 million, or $1.73 per common share, at June 30, 2017, $289 million, or $1.83 per common share, at June 30, 2016 and $273 million, or $1.75 per common share, at December 31, 2016.

Consistent with its revised 2016 Capital Plan filed with the Federal Reserve, M&T repurchased 1,409,807 common shares for $225 million during the second quarter of 2017 and 4,643,003 common shares for $757 million during the first half of 2017.  In accordance with the 2015 Capital Plan, M&T repurchased 1,319,487 common shares for $154 million in the second quarter of 2016 and 2,268,032 common shares for $254 million during the first six months of 2016.

Also in accordance with the revised 2016 Capital Plan, during the first quarter of 2017 M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $.75 per common share from the previous rate of $.70 per common share.  Cash dividends declared on M&T’s common stock aggregated $115 million in the recent quarter, compared with $111 million and $116 million in the quarters ended June 30, 2016 and March 31, 2017, respectively. Common stock dividends during the six-month periods ended June 30, 2017 and 2016 were $231 million and $223 million, respectively.

On June 28, 2017, M&T announced that the Federal Reserve did not object to M&T’s 2017 Capital Plan. That plan includes the repurchase of up to $900 million of common shares during the four-quarter period beginning on July 1, 2017 and an increase in the quarterly common stock dividend in the second quarter of 2018 of up to $.05 per share to $.80 per share.  M&T may also continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2016, consistent with the contractual terms of those instruments.  Dividends are subject to declaration by M&T’s Board of Directors.  Furthermore, on July 18, 2017, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $900 million of shares of its common stock subject to all applicable regulatory reporting limitations, including those set forth in M&T’s 2017 Capital Plan.  During July 2017, M&T repurchased 600,000 shares for $97 million in accordance with that program.

Cash dividends declared on preferred stock totaled $18 million in each of the first two quarters of 2017, compared with $20 million in each of the first two quarters of 2016.  The decline in preferred stock dividends in the two most recent quarters from the 2016 quarters resulted from the lower dividend rate for the $500 million of Series F preferred stock issued in October 2016 as compared with the like amount of Series D preferred stock that had been redeemed in December 2016.

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

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of June 30, 2017 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2017

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.81%	10.44%	64.37%
Tier 1 capital	12.07%	10.44%	64.37%
Total capital	14.25%	12.19%	64.92%
Tier 1 leverage	10.22%	8.86%	13.79%

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

Segment Information

As required by GAAP, the Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 14 of Notes to Financial Statements.  As disclosed in M&T’s Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016 the Company revised its funds transfer pricing allocation related to borrowings.  Additionally, during the second quarter of 2017, the Company retroactively revised its funds transfer pricing allocation related to certain deposit categories.  As a result of the changes and as described in note 14 of Notes to Financial Statements, prior period financial information has been reclassified to provide segment information on a comparable basis.

The Business Banking segment recorded net income of $29 million in the second quarter of 2017, compared with $25 million in each of the three-month periods ended June 30, 2016 and March 31, 2017.  As compared with the year-earlier quarter, a $6 million increase in net interest income in the recent quarter was partially offset by a $2 million rise in the provision for credit losses, due to higher net charge-offs.  The higher net interest income reflected a widening of the net interest margin on deposits of 14 basis points and an increase in average outstanding deposit balances of $520 million.  The rise in net income in 2017’s second quarter as compared with the first quarter of 2017 reflected a $4 million increase in net interest income and a $2 million decline in the provision for credit losses, due to lower net charge-offs.  The increase in net interest income primarily reflected a 7 basis point widening of the net interest margin on deposits, an increase in average outstanding deposit balances of $191 million and the impact of one additional day in the current quarter.  Net income recorded by the Business Banking segment was $54 million in the first six months of 2017, little changed from $53 million in the year-earlier period.  An $8 million rise in net interest income was largely offset by a $7 million increase in the provision for credit losses, due to higher net charge-offs.  The increase in net interest income was attributable to increases in average outstanding deposit and loan balances of $425 million and $152 million, respectively, and a widening of the net interest margin on deposits of 12 basis points, partially offset by a 17 basis point narrowing of the net interest margin on loans.

Net income earned by the Commercial Banking segment totaled $106 million during the quarter ended June 30, 2017, compared with $105 million in the year-earlier quarter and $113 million in the first quarter of 2017.  The modest improvement in net income as compared with the second quarter of 2016 reflected a $5 million increase in net interest income, a $4 million rise in loan syndication fees, and a $3 million decline in FDIC assessments.  The higher net interest income resulted from a widening of the net interest margin on deposits of 36 basis points and an increase in average outstanding loan balances of $1.3 billion, partially offset by a narrowing of the net interest margin on loans of 22 basis points.  Those favorable factors were offset by a $10 million increase in the provision for credit losses and a $3 million decline in corporate advisory fees.  The recent quarter’s 6% decline in net income as compared with the first quarter of 2017 was largely due to a $10 million increase in the provision for credit losses, a $2 million decline in letter of credit and credit-related fees and higher allocated operating expenses associated with data processing, risk management and other support services provided to the Commercial Banking segment.  Those unfavorable factors were offset, in part, by increases in net interest income and mortgage banking revenues of $2 million each.  The improvement in net interest income was due to a widening of the net interest margin on deposits of 18 basis points, partially offset by a narrowing of the net interest margin on loans of 7 basis points.  The Commercial Banking segment contributed $218 million of net income for the first half of 2017, up 6% from $207 million earned in the similar 2016 period.  That improvement was predominantly due to:  a $13 million rise in net interest income, reflecting higher average outstanding balances of loans of $1.6 billion and a widening of the net interest margin on deposits of 27 basis points, partially offset by a narrowing of the net interest margin on loans of 19 basis points; a $9 million rise in loan syndication fees; and increases in trading account and foreign exchange gains and gains on the sale of previously leased equipment of $3 million each.  Those favorable factors were partially offset by a $5 million increase in the provision for credit losses and higher allocated operating expenses.

The Commercial Real Estate segment contributed net income of $87 million in the second quarter of 2017, compared with $84 million in the year-earlier period and $85 million in the first quarter of 2017.  The improvement in net income as compared with the second quarter of 2016 reflects increases in net interest income and letter of credit and other credit-related fees of $10 million and $2 million, respectively, and a decline in FDIC assessments of $2 million.  The higher net interest income reflected an increase in average outstanding loan balances of $2.3 billion and a widening of the net interest margin on deposits of 42 basis points, partially offset by a narrowing of the net interest margin on loans of 19 basis points.  Those favorable factors were partially offset by a decline in trading account and foreign exchange gains of $6 million and a $3 million increase in personnel-related expenses.  Contributing to the 3% improvement in the recent quarter’s net income as compared with the first quarter of 2017 were a $5 million decline in the provision for credit losses and increases in net interest income and letter of credit and other credit-related fees of $3 million each.  The higher net interest income primarily reflected a widening of the net interest margin on deposits of 22 basis points.  Those favorable factors were offset, in part, by a decrease in mortgage banking revenues, the result of a decline in origination volumes.  Net income earned by the Commercial Real Estate segment totaled $172 million during the six-month period ended June 30, 2017, compared with $165 million in the similar 2016 period.  A rise in net interest income of $23 million was offset, in part, by decreased trading account and foreign exchange gains of $7 million and increased personnel-related expenses of $5 million.  The increase in net interest income resulted from higher average outstanding loan balances of $2.7 billion and a widening of the net interest margin on deposits of 32 basis points offset, in part, by a narrowing of the net interest margin on loans of 16 basis points.

Net income from the Discretionary Portfolio segment was $30 million in the recent quarter, compared with $41 million in the year-earlier period and $34 million in the first quarter of 2017.  The decline in net income as compared with the second quarter of 2016 was predominantly due to a $20 million decrease in net interest income that reflected lower average loan balances of $3.6 billion and a narrowing of the net interest margin on loans of 15 basis points, each predominantly due to pay downs of loans obtained in the acquisition of Hudson City, partially offset by a 12 basis point widening of the net interest margin on investment securities.  The decline in net income in the recent quarter as compared with the immediately preceding quarter reflected a $7 million decrease in net interest income, resulting from a narrowing of the net interest margin on loans and investment securities of 5 basis points each and a decrease in average outstanding loan balances of $750 million.  Year-to-date net income recorded by this segment was $64 million in 2017 and $89 million in 2016.  That decline was predominantly the result of a $40 million decrease in net interest income and a $6 million increase in the provision for credit losses offset, in part, by lower residential real estate-related servicing costs.  The decrease in net interest income reflected lower average outstanding loan balances of $3.7 billion and a 13 basis point narrowing of the net interest margin on loans, each predominantly due to pay downs of loans obtained in the acquisition of Hudson City, partially offset by a widening of the net interest margin on investment securities of 11 basis points.

Net income from the Residential Mortgage Banking segment was $14 million in each of the second quarter of 2017 and the year-earlier quarter and $10 million in the first quarter of 2017.  As compared with the year-earlier period, lower revenues of $3 million associated with each of mortgage origination and sales activities (including intersegment revenues) and servicing income were largely offset by lower centrally-allocated expenses.  The improvement in net income from the first quarter of 2017 predominantly reflected increased revenues associated with mortgage origination and sales activities (including intersegment revenues) and lower personnel-related costs and centrally-allocated expenses.  The Residential Mortgage Banking segment contributed net income of $24 million in the first six months of 2017, compared with $27 million in the corresponding 2016 period.  That decline reflected decreases in revenues from mortgage origination and sales activities (including intersegment revenues) and from servicing residential real estate loans.  Those unfavorable factors were partially offset by lower professional services costs and centrally-allocated expenses.

Net income earned by the Retail Banking segment totaled $100 million in the second quarter of 2017, compared with $76 million in the year-earlier quarter and $86 million in the first quarter of 2017.  The 31% improvement as compared with the second quarter of 2016 reflected a $29 million rise in net interest income and lower credit card and merchant expenses and FDIC assessments of $4 million and $3 million, respectively.  The higher net interest income was due to a 35 basis point widening of the net interest margin on deposits offset, in part, by lower average outstanding deposit balances of $3.0 billion.  The recent quarter’s 16% improvement in net income as compared with the first quarter of 2017 reflected an $11 million rise in net interest income, largely related to a 9 basis point widening of the net interest margin on deposits, a $4 million increase in service charges on deposit accounts, and decreases in credit card and merchant expenses, equipment and net occupancy costs, and the provision for credit losses of $3 million each.  Net income recorded by the Retail Banking segment totaled $186 million in the first half of 2017 and $144 million in 2016.  The most significant factors contributing to that improvement were a $49 million increase in net interest income, primarily reflecting a widening of the net interest margin on deposits of 32 basis points offset, in part, by lower average outstanding deposit balances of $2.7 billion, and a $17 million decrease in the provision for credit losses due, in part, to higher levels of partial charge-offs recognized in the first quarter of 2016 associated with loans for which the Company identified that the customer was either bankrupt or deceased.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating losses and cash distributions associated with BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in net income of $16 million for the quarter ended June 30, 2017, compared with net losses totaling $10 million in the year-earlier quarter and $3 million in the first quarter of 2017.  The improvement as compared with the year-earlier quarter was largely due to the favorable impact from the Company’s allocation methodologies in the recent quarter and $13 million of merger-related expenses in the second quarter of 2016 (there were no such expenses in 2017), partially offset by higher legal-related and professional services costs and FDIC assessments in 2017’s second quarter.  As compared with the net loss in the first quarter of 2017, the recent quarter’s net income reflected lower personnel-related costs, including seasonally higher stock-based compensation and employee benefits expenses in the initial 2017 period, partially offset by a tax benefit of $18 million recognized in the first quarter of 2017 resulting from the adoption of new accounting guidance requiring that excess tax benefits associated with share-based compensation be recognized in income tax expense in the income statement, and higher legal-related and professional services costs.  The “All Other” category had net income of $12 million for the six months ended June 30, 2017, compared with a net loss of $51 million recorded in the prior year period.  The improved performance in 2017 was predominantly due to:  merger-related expenses of $36 million in 2016; tax benefits recognized in 2017 associated with the new accounting guidance mentioned above; and higher trust income of $15 million.  Those favorable factors were partially offset by higher personnel, legal-related and professional services costs.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2017 Quarters		2016 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,039,149	1,014,032	990,284	976,240	977,143	979,166
Interest expense	92,213	91,773	107,137	111,175	106,802	100,870
Net interest income	946,936	922,259	883,147	865,065	870,341	878,296
Less: provision for credit losses	52,000	55,000	62,000	47,000	32,000	49,000
Other income	460,816	446,845	465,459	491,350	448,254	420,933
Less: other expense	750,635	787,852	769,103	752,392	749,895	776,095
Income before income taxes	605,117	526,252	517,503	557,023	536,700	474,134
Applicable income taxes	215,328	169,326	179,549	200,314	194,147	169,274
Taxable-equivalent adjustment	8,736	7,999	7,383	6,725	6,522	6,332
Net income	$381,053	348,927	330,571	349,984	336,031	298,528
Net income available to common shareholders-diluted	$360,662	328,567	307,797	326,998	312,974	275,748
Per common share data
Basic earnings	$2.36	2.13	1.98	2.10	1.98	1.74
Diluted earnings	2.35	2.12	1.98	2.10	1.98	1.73
Cash dividends	$.75	.75	.70	.70	.70	.70
Average common shares outstanding
Basic	152,857	154,427	155,123	155,493	157,802	158,734
Diluted	153,276	154,949	155,700	156,026	158,341	159,181
Performance ratios, annualized
Return on
Average assets	1.27%	1.15%	1.05%	1.12%	1.09%	.97%
Average common shareholders’ equity	9.67%	8.89%	8.13%	8.68%	8.38%	7.44%
Net interest margin on average earning assets (taxable-equivalent basis)	3.45%	3.34%	3.08%	3.05%	3.13%	3.18%
Nonaccrual loans to total loans and leases, net of unearned discount	.98%	1.04%	1.01%	.93%	.96%	1.00%
Net operating (tangible) results (a)
Net operating income (in thousands)	$385,974	354,035	336,095	355,929	350,604	320,064
Diluted net operating income per common share	2.38	2.15	2.01	2.13	2.07	1.87
Annualized return on
Average tangible assets	1.33%	1.21%	1.10%	1.18%	1.18%	1.09%
Average tangible common shareholders’ equity	14.18%	13.05%	11.93%	12.77%	12.68%	11.62%
Efficiency ratio (b)	52.74%	56.93%	56.42%	55.92%	55.06%	57.00%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$120,765	122,978	125,734	124,725	123,706	123,252
Total tangible assets (c)	116,117	118,326	121,079	120,064	119,039	118,577
Earning assets	109,987	112,008	114,254	112,864	111,872	111,211
Investment securities	15,913	15,999	15,417	14,361	14,914	15,348
Loans and leases, net of unearned discount	89,268	89,797	89,977	88,732	88,155	87,584
Deposits	94,201	96,300	96,914	95,852	94,033	92,391
Common shareholders’ equity (c)	15,053	15,091	15,181	15,115	15,145	15,047
Tangible common shareholders’ equity (c)	10,405	10,439	10,526	10,454	10,478	10,372
At end of quarter
Total assets (c)	$120,897	123,223	123,449	126,841	123,821	124,626
Total tangible assets (c)	116,251	118,573	118,797	122,183	119,157	119,955
Earning assets	109,976	112,287	112,192	115,293	112,057	113,005
Investment securities	15,816	15,968	16,250	14,734	14,963	15,467
Loans and leases, net of unearned discount	89,081	89,313	90,853	89,646	88,522	87,872
Deposits	93,541	97,043	95,494	98,137	94,650	94,215
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	15,049	14,978	15,252	15,106	15,237	15,120
Tangible common shareholders’ equity (c)	10,403	10,328	10,600	10,448	10,573	10,449
Equity per common share	98.66	97.40	97.64	97.47	96.49	95.00
Tangible equity per common share	68.20	67.16	67.85	67.42	66.95	65.65
Market price per common share
High	$164.03	173.72	158.35	120.40	121.11	119.24
Low	147.55	149.51	112.25	111.13	107.01	100.08
Closing	161.95	154.73	156.43	116.10	118.23	111.00

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2017 Quarters		2016 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$381,053	348,927	330,571	349,984	336,031	298,528
Amortization of core deposit and other intangible assets (a)	4,921	5,108	5,524	5,945	6,936	7,488
Merger-related expenses (a)	—	—	—	—	7,637	14,048
Net operating income	$385,974	354,035	336,095	355,929	350,604	320,064
Earnings per common share
Diluted earnings per common share	$2.35	2.12	1.98	2.10	1.98	1.73
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.03	.04	.05
Merger-related expenses (a)	—	—	—	—	.05	.09
Diluted net operating earnings per common share	$2.38	$2.15	$2.01	$2.13	$2.07	$1.87
Other expense
Other expense	$750,635	787,852	769,103	752,392	749,895	776,095
Amortization of core deposit and other intangible assets	(8,113)	(8,420)	(9,089)	(9,787)	(11,418)	(12,319)
Merger-related expenses	-	—	—	—	(12,593)	(23,162)
Noninterest operating expense	$742,522	779,432	760,014	742,605	725,884	740,614
Merger-related expenses
Salaries and employee benefits	$—	—	—	—	60	5,274
Equipment and net occupancy	—	—	—	—	339	939
Outside data processing and software	—	—	—	—	352	715
Advertising and marketing	—	—	—	—	6,327	4,195
Printing, postage and supplies	—	—	—	—	545	937
Other costs of operations	—	—	—	—	4,970	11,102
Total	$—	—	—	—	12,593	23,162
Efficiency ratio
Noninterest operating expense (numerator)	$742,522	779,432	760,014	742,605	725,884	740,614
Taxable-equivalent net interest income	946,936	922,259	883,147	865,065	870,341	878,296
Other income	460,816	446,845	465,459	491,350	448,254	420,933
Less: Gain on bank investment securities	(17)	—	1,566	28,480	264	4
Denominator	$1,407,769	1,369,104	1,347,040	1,327,935	1,318,331	1,299,225
Efficiency ratio	52.74%	56.93%	56.42%	55.92%	55.06%	57.00%
Balance sheet data (in millions)
Average assets
Average assets	$120,765	122,978	125,734	124,725	123,706	123,252
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(90)	(98)	(102)	(112)	(122)	(134)
Deferred taxes	35	39	40	44	48	52
Average tangible assets	$116,117	118,326	121,079	120,064	119,039	118,577
Average common equity
Average total equity	$16,285	16,323	16,673	16,347	16,377	16,279
Preferred stock	(1,232)	(1,232)	(1,492)	(1,232)	(1,232)	(1,232)
Average common equity	15,053	15,091	15,181	15,115	15,145	15,047
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(90)	(98)	(102)	(112)	(122)	(134)
Deferred taxes	35	39	40	44	48	52
Average tangible common equity	$10,405	10,439	10,526	10,454	10,478	10,372
At end of quarter
Total assets
Total assets	120,897	123,223	123,449	126,841	123,821	124,626
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(86)	(95)	(98)	(107)	(117)	(128)
Deferred taxes	33	38	39	42	46	50
Total tangible assets	$116,251	118,573	118,797	122,183	119,157	119,955
Total common equity
Total equity	$16,284	16,213	16,487	16,341	16,472	16,355
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(3)	(3)	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	15,049	14,978	15,252	15,106	15,237	15,120
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(86)	(95)	(98)	(107)	(117)	(128)
Deferred taxes	33	38	39	42	46	50
Total tangible common equity	$10,403	10,328	10,600	10,448	10,573	10,449

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2017 Second Quarter			2017 First Quarter			2016 Fourth Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$22,350	$213,840	3.84%	22,290	201,126	3.66%	21,936	191,228	3.47%
Real estate - commercial	33,214	361,313	4.30	33,175	347,010	4.18	32,822	336,597	4.01
Real estate - consumer	21,318	210,152	3.94	22,179	217,263	3.92	23,096	223,758	3.88
Consumer	12,386	147,597	4.78	12,153	140,170	4.68	12,123	138,144	4.53
Total loans and leases, net	89,268	932,902	4.19	89,797	905,569	4.09	89,977	889,727	3.93
Interest-bearing deposits at banks	4,741	12,213	1.03	6,152	12,162	.80	8,790	11,833	.54
Federal funds sold	1	3	1.44	—	—	—	—	—	—
Trading account	64	240	1.50	60	328	2.20	70	358	2.05
Investment securities**
U.S. Treasury and federal agencies	15,060	87,171	2.32	15,113	88,573	2.38	14,511	80,510	2.21
Obligations of states and political subdivisions	46	553	4.86	56	578	4.17	71	778	4.38
Other	807	6,067	3.02	830	6,822	3.33	835	7,078	3.37
Total investment securities	15,913	93,791	2.36	15,999	95,973	2.43	15,417	88,366	2.28
Total earning assets	109,987	1,039,149	3.79	112,008	1,014,032	3.67	114,254	990,284	3.45
Allowance for credit losses	(1,011)			(1,003)			(989)
Cash and due from banks	1,257			1,283			1,278
Other assets	10,532			10,690			11,191
Total assets	$120,765			122,978			125,734
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$53,611	30,543	.23	53,260	25,634	.20	54,055	26,798	.20
Time deposits	8,559	16,303	.76	9,561	18,998	.81	10,936	23,766	.86
Deposits at Cayman Islands office	163	281	.69	192	265	.56	206	219	.42
Total interest-bearing deposits	62,333	47,127	.30	63,013	44,897	.29	65,197	50,783	.31
Short-term borrowings	212	378	.71	184	216	.48	200	151	.30
Long-term borrowings	8,292	44,708	2.16	8,423	46,660	2.25	9,901	56,203	2.26
Total interest-bearing liabilities	70,837	92,213	.52	71,620	91,773	.52	75,298	107,137	.57
Noninterest-bearing deposits	31,868			33,287			31,717
Other liabilities	1,775			1,748			2,046
Total liabilities	104,480			106,655			109,061
Shareholders’ equity	16,285			16,323			16,673
Total liabilities and shareholders’ equity	$120,765			122,978			125,734
Net interest spread			3.27			3.15			2.88
Contribution of interest-free funds			.18			.19			.20
Net interest income/margin on earning assets		$946,936	3.45%		922,259	3.34%		883,147	3.08%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2016 Third Quarter			2016 Second Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,480	$185,552	3.44%	21,450	184,803	3.47%
Real estate - commercial	31,252	319,694	4.00	30,134	311,490	4.09
Real estate - consumer	24,058	235,813	3.92	24,858	244,806	3.94
Consumer	11,942	136,592	4.55	11,713	132,437	4.55
Total loans and leases, net	88,732	877,651	3.93	88,155	873,536	3.99
Interest-bearing deposits at banks	9,681	12,355	.51	8,711	10,993	.51
Federal funds sold	—	—	—	—	—	—
Trading account	90	342	1.52	92	364	1.58
Investment securities**
U.S. Treasury and federal agencies	13,418	78,259	2.32	13,906	84,019	2.43
Obligations of states and political subdivisions	82	888	4.32	97	1,009	4.20
Other	861	6,745	3.12	911	7,222	3.19
Total investment securities	14,361	85,892	2.38	14,914	92,250	2.49
Total earning assets	112,864	976,240	3.44	111,872	977,143	3.51
Allowance for credit losses	(982)			(976)
Cash and due from banks	1,281			1,243
Other assets	11,562			11,567
Total assets	$124,725			123,706
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$52,516	24,067	.18	51,847	20,534	.16
Time deposits	12,334	27,886	.90	12,755	26,867	.85
Deposits at Cayman Islands office	220	204	.37	182	181	.40
Total interest-bearing deposits	65,070	52,157	.32	64,784	47,582	.30
Short-term borrowings	231	169	.29	1,078	1,143	.43
Long-term borrowings	10,287	58,849	2.28	10,297	58,077	2.27
Total interest-bearing liabilities	75,588	111,175	.59	76,159	106,802	.56
Noninterest-bearing deposits	30,782			29,249
Other liabilities	2,008			1,921
Total liabilities	108,378			107,329
Shareholders’ equity	16,347			16,377
Total liabilities and shareholders’ equity	$124,725			123,706
Net interest spread			2.85			2.95
Contribution of interest-free funds			.20			.18
Net interest income/margin on earning assets		$865,065	3.05%		870,341	3.13%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2017.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

April 1 - April 30, 2017	276	$155.41	—	$230,593,000
May 1 - May 31, 2017	1,405,168	159.52	1,404,834	6,499,000
June 1 - June 30, 2017	6,828	161.33	4,973	—
Total	1,412,272	$159.52	1,409,807

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

On June 28, 2017, M&T announced that it had received a non-objection from the Federal Reserve to M&T’s 2017 Capital Plan and its proposed capital actions for the four-quarter period starting on July 1, 2017, which includes the repurchase of up to $900 million of common shares.  On July 18, 2017, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $900 million of shares of its common stock following all applicable regulatory limitations including those set forth in M&T’s 2017 Capital Plan.

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

M&T BANK CORPORATION

Date: August 7, 2017	By:	/s/ Michael R. Spychala
Michael R. Spychala
Senior Vice President and Controller (Principal Accounting Officer)

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