Form 10-Q
period 2017-09-30
M&T BANK CORP
filed 2017-11-03
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on October 31, 2017: 150,515,367  shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2017	2016

Assets	Cash and due from banks	$1,368,252	1,320,549
	Interest-bearing deposits at banks	6,306,484	5,000,638
	Trading account	170,516	323,867
	Investment securities (includes pledged securities that can be sold or repledged of $488,200 at September 30, 2017; $1,203,473 at December 31, 2016)
	Available for sale (cost: $11,369,815 at September 30, 2017; $13,338,301 at December 31, 2016)	11,416,824	13,332,072
	Held to maturity (fair value: $3,247,954 at September 30, 2017; $2,451,222 at December 31, 2016)	3,242,124	2,457,278
	Other (fair value: $414,978 at September 30, 2017; $461,118 at December 31, 2016)	414,978	461,118
	Total investment securities	15,073,926	16,250,468
	Loans and leases	88,171,225	91,101,677
	Unearned discount	(246,091)	(248,261)
	Loans and leases, net of unearned discount	87,925,134	90,853,416
	Allowance for credit losses	(1,013,326)	(988,997)
	Loans and leases, net	86,911,808	89,864,419
	Premises and equipment	656,713	675,263
	Goodwill	4,593,112	4,593,112
	Core deposit and other intangible assets	78,614	97,655
	Accrued interest and other assets	5,242,379	5,323,235
	Total assets	$120,401,804	123,449,206

Liabilities	Noninterest-bearing deposits	$33,111,246	32,813,896
	Savings and interest-checking deposits	52,936,615	52,346,207
	Time deposits	7,233,518	10,131,846
	Deposits at Cayman Islands office	232,014	201,927
	Total deposits	93,513,393	95,493,876
	Federal funds purchased and agreements to repurchase securities	200,768	163,442
	Accrued interest and other liabilities	1,791,946	1,811,431
	Long-term borrowings	8,577,645	9,493,835
	Total liabilities	104,083,752	106,962,584
Shareholders' equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: shares 731,500 at September 30, 2017 and December 31, 2016; Liquidation preference of $10,000 per share: 50,000 shares at September 30, 2017 and December 31, 2016	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 159,819,892 shares issued at September 30, 2017; 159,945,678 shares issued at December 31, 2016	79,910	79,973
	Common stock issuable, 27,019 shares at September 30, 2017; 32,403 shares at December 31, 2016	1,827	2,145
	Additional paid-in capital	6,598,048	6,676,948
	Retained earnings	9,909,415	9,222,488
	Accumulated other comprehensive income (loss), net	(247,915)	(294,636)
	Treasury stock — common, at cost — 8,555,636 shares at September 30, 2017; 3,764,742 shares at December 31, 2016	(1,254,733)	(431,796)
	Total shareholders’ equity	16,318,052	16,486,622
	Total liabilities and shareholders’ equity	$120,401,804	123,449,206

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three Months Ended September 30		Nine Months Ended September 30
In thousands, except per share		2017	2016	2017	2016

Interest income	Loans and leases, including fees	$953,662	871,345	$2,776,340	2,602,208
	Investment securities
	Fully taxable	87,937	84,893	276,057	274,092
	Exempt from federal taxes	345	623	1,154	2,081
	Deposits at banks	14,970	12,354	39,345	33,684
	Other	296	300	760	905
	Total interest income	1,057,210	969,515	3,093,656	2,912,970
Interest expense	Savings and interest-checking deposits	37,714	24,067	93,891	60,906
	Time deposits	13,992	27,886	49,293	79,075
	Deposits at Cayman Islands office	310	204	856	578
	Short-term borrowings	554	169	1,148	3,474
	Long-term borrowings	47,506	58,849	138,874	174,814
	Total interest expense	100,076	111,175	284,062	318,847
	Net interest income	957,134	858,340	2,809,594	2,594,123
	Provision for credit losses	30,000	47,000	137,000	128,000
	Net interest income after provision for credit losses	927,134	811,340	2,672,594	2,466,123
Other income	Mortgage banking revenues	96,737	103,747	267,592	275,193
	Service charges on deposit accounts	109,356	107,935	319,589	314,212
	Trust income	124,900	118,654	371,712	350,181
	Brokerage services income	14,676	15,914	48,677	48,190
	Trading account and foreign exchange gains	7,058	12,754	24,833	33,434
	Gain (loss) on bank investment securities	—	28,480	(17)	28,748
	Other revenues from operations	106,702	103,866	334,704	310,579
	Total other income	459,429	491,350	1,367,090	1,360,537
Other expense	Salaries and employee benefits	399,089	399,786	1,247,851	1,230,246
	Equipment and net occupancy	75,558	75,263	223,721	225,165
	Outside data processing and software	45,761	42,878	134,637	128,402
	FDIC assessments	23,969	28,459	78,149	76,054
	Advertising and marketing	17,403	21,996	49,837	66,063
	Printing, postage and supplies	8,732	8,972	27,397	30,865
	Amortization of core deposit and other intangible assets	7,808	9,787	24,341	33,524
	Other costs of operations	227,705	165,251	558,579	488,063
	Total other expense	806,025	752,392	2,344,512	2,278,382
	Income before taxes	580,538	550,298	1,695,172	1,548,278
	Income taxes	224,615	200,314	609,269	563,735
	Net income	$355,923	349,984	$1,085,903	984,543
	Net income available to common shareholders
	Basic	$335,801	326,992	$1,025,011	915,670
	Diluted	335,804	326,998	1,025,023	915,686
	Net income per common share
	Basic	$2.22	2.10	$6.71	5.82
	Diluted	2.21	2.10	6.69	5.80
	Cash dividends per common share	$.75	.70	$2.25	2.10
	Average common shares outstanding
	Basic	151,347	155,493	152,866	157,336
	Diluted	151,691	156,026	153,293	157,843

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2017	2016	2017	2016

Net income	$355,923	349,984	$1,085,903	984,543
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	18,258	(17,133)	33,834	127,331
Cash flow hedges adjustments	(1,120)	(23)	(2,098)	(70)
Foreign currency translation adjustment	863	(229)	2,489	(1,847)
Defined benefit plans liability adjustments	4,165	3,847	12,496	11,654
Total other comprehensive income (loss)	22,166	(13,538)	46,721	137,068
Total comprehensive income	$378,089	336,446	$1,132,624	1,121,611

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine Months Ended September 30
In thousands		2017	2016

Cash flows from operating activities	Net income	$1,085,903	984,543
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	137,000	128,000
	Depreciation and amortization of premises and equipment	84,631	79,911
	Amortization of capitalized servicing rights	41,475	37,979
	Amortization of core deposit and other intangible assets	24,341	33,524
	Provision for deferred income taxes	9,926	109,274
	Asset write-downs	10,878	14,276
	Net gain on sales of assets	(27,967)	(46,732)
	Net change in accrued interest receivable, payable	(23,059)	(13,833)
	Net change in other accrued income and expense	110,138	113,809
	Net change in loans originated for sale	523,895	(285,824)
	Net change in trading account assets and liabilities	88,705	(82,837)
	Net cash provided by operating activities	2,065,866	1,072,090
Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	512,143	61,947
	Other	178,244	94,516
	Proceeds from maturities of investment securities
	Available for sale	1,650,258	1,690,665
	Held to maturity	390,278	459,399
	Purchases of investment securities
	Available for sale	(248,705)	(1,150,523)
	Held to maturity	(1,175,608)	(15,806)
	Other	(132,104)	(1,514)
	Net decrease (increase) in loans and leases	2,259,049	(2,021,004)
	Net increase in interest-bearing deposits at banks	(1,305,846)	(3,183,286)
	Capital expenditures, net	(62,515)	(65,277)
	Net decrease in loan servicing advances	47,786	121,226
	Other, net	66,357	11,459
	Net cash provided (used) by investing activities	2,179,337	(3,998,198)
Cash flows from financing activities	Net increase (decrease) in deposits	(1,976,237)	6,195,511
	Net increase (decrease) in short-term borrowings	37,326	(1,886,701)
	Proceeds from long-term borrowings	2,145,950	—
	Payments on long-term borrowings	(3,029,320)	(427,035)
	Purchases of treasury stock	(981,691)	(604,000)
	Dividends paid — common	(345,166)	(333,042)
	Dividends paid — preferred	(53,842)	(58,003)
	Other, net	5,480	3,540
	Net cash provided (used) by financing activities	(4,197,500)	2,890,270
	Net increase (decrease) in cash and cash equivalents	47,703	(35,838)
	Cash and cash equivalents at beginning of period	1,320,549	1,368,040
	Cash and cash equivalents at end of period	$1,368,252	1,332,202
Supplemental disclosure of cash flow information	Interest received during the period	$3,088,042	2,923,278
	Interest paid during the period	310,640	387,695
	Income taxes paid during the period	462,163	138,375
Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$88,551	100,106
	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	22,527	18,685
	Capitalized servicing rights	262	193

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2016
Balance — January 1, 2016	$1,231,500	79,782	2,364	6,680,768	8,430,502	(251,627)	—	16,173,289
Total comprehensive income	—	—	—	—	984,543	137,068	—	1,121,611
Preferred stock cash dividends	—	—	—	—	(60,953)	—	—	(60,953)
Exercise of 5,320 Series A stock warrants into 1,983 shares of common stock	—	—	—	(223)	—	—	223	—
Purchases of treasury stock	—	—	—	—	—	—	(604,000)	(604,000)
Stock-based compensation plans:
Compensation expense, net	—	171	—	7,315	—	—	10,890	18,376
Exercises of stock options, net	—	18	—	(183)	—	—	11,576	11,411
Stock purchase plan	—	—	—	275	—	—	10,319	10,594
Directors’ stock plan	—	2	—	526	—	—	1,047	1,575
Deferred compensation plans, net, including dividend equivalents	—	2	(140)	232	(70)	—	4	28
Other	—	—	—	1,102	—	—	—	1,102
Common stock cash dividends — $2.10 per share	—	—	—	—	(332,057)	—	—	(332,057)
Balance — September 30, 2016	$1,231,500	79,975	2,224	6,689,812	9,021,965	(114,559)	(569,941)	16,340,976
2017
Balance — January 1, 2017	$1,231,500	79,973	2,145	6,676,948	9,222,488	(294,636)	(431,796)	16,486,622
Total comprehensive income	—	—	—	—	1,085,903	46,721	—	1,132,624
Preferred stock cash dividends	—	—	—	—	(54,604)	—	—	(54,604)
Exercise of 304,436 Series A stock warrants into 165,498 shares of common stock	—	—	—	(22,992)	—	—	22,992	—
Purchases of treasury stock	—	—	—	—	—	—	(981,691)	(981,691)
Stock-based compensation plans:
Compensation expense, net	—	(63)	—	(51,606)	—	—	57,685	6,016
Exercises of stock options, net	—	—	—	(6,722)	—	—	68,014	61,292
Stock purchase plan	—	—	—	2,563	—	—	8,268	10,831
Directors’ stock plan	—	—	—	225	—	—	1,201	1,426
Deferred compensation plans, net, including dividend equivalents	—	—	(318)	(368)	(65)	—	594	(157)
Common stock cash dividends — $2.25 per share	—	—	—	—	(344,307)	—	—	(344,307)
Balance — September 30, 2017	$1,231,500	79,910	1,827	6,598,048	9,909,415	(247,915)	(1,254,733)	16,318,052

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), except that effective January 2017 the Company adopted amended accounting guidance that is discussed in note 16 herein.  The most significant of those changes related to the accounting for excess tax benefits or deficiencies associated with share-based compensation whereby beginning in 2017 those amounts are recognized in income tax expense.  Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity.  The adoption of this new accounting guidance resulted in a reduction of income tax expense for the three months ended March 31, 2017 of $18 million, or $.12 of diluted earnings per common share. The impact on income tax expense and diluted earnings per common share in the second and third quarters of 2017 was not significant.  In the opinion of management, all adjustments necessary for a fair statement have been made and were all of a normal recurring nature.

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

A summary of merger-related expenses included in the consolidated statement of income follows:

Nine Months Ended September 30, 2016
(In thousands)

Salaries and employee benefits	$5,334
Equipment and net occupancy	1,278
Outside data processing and software	1,067
Advertising and marketing	10,522
Printing, postage and supplies	1,482
Other costs of operations	16,072
Total	$35,755

There were no merger-related expenses during the three-month or nine-month periods ended September 30, 2017 or during the three-month period ended September 30, 2016.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$2,017,901	25	10,809	$2,007,117
Obligations of states and political subdivisions	2,621	59	2	2,678
Mortgage-backed securities:
Government issued or guaranteed	9,155,485	92,915	63,917	9,184,483
Privately issued	30	—	—	30
Other debt securities	136,769	2,739	10,978	128,530
Equity securities	57,009	37,427	450	93,986
	11,369,815	133,165	86,156	11,416,824
Investment securities held to maturity:
Obligations of states and political subdivisions	32,445	190	81	32,554
Mortgage-backed securities:
Government issued or guaranteed	3,063,164	41,849	7,147	3,097,866
Privately issued	141,430	1,753	30,734	112,449
Other debt securities	5,085	—	—	5,085
	3,242,124	43,792	37,962	3,247,954
Other securities	414,978	—	—	414,978
Total	$15,026,917	176,957	124,118	$15,079,756

December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,912,110	386	9,952	$1,902,544
Obligations of states and political subdivisions	3,570	77	6	3,641
Mortgage-backed securities:
Government issued or guaranteed	10,980,507	88,343	113,989	10,954,861
Privately issued	45	—	1	44
Other debt securities	134,105	1,407	16,996	118,516
Equity securities	307,964	45,073	571	352,466
	13,338,301	135,286	141,515	13,332,072
Investment securities held to maturity:
Obligations of states and political subdivisions	60,858	267	224	60,901
Mortgage-backed securities:
Government issued or guaranteed	2,233,173	37,498	7,374	2,263,297
Privately issued	157,704	897	37,120	121,481
Other debt securities	5,543	—	—	5,543
	2,457,278	38,662	44,718	2,451,222
Other securities	461,118	—	—	461,118
Total	$16,256,697	173,948	186,233	$16,244,412

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and nine-month periods ended September 30, 2017.  During the three months ended September 30, 2016, the Company sold substantially all of its collateralized debt obligations held in the available-for-sale investment securities portfolio for a gain of $28 million.  There were no other significant gross realized gains or losses from the sale of investment securities for the three-month and nine-month periods ended September 30, 2016.

At September 30, 2017, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$393,453	392,506
Due after one year through five years	1,632,143	1,622,447
Due after five years through ten years	72,508	72,854
Due after ten years	59,187	50,518
	2,157,291	2,138,325
Mortgage-backed securities available for sale	9,155,515	9,184,513
	$11,312,806	11,322,838
Debt securities held to maturity:
Due in one year or less	$18,640	18,738
Due after one year through five years	13,612	13,619
Due after five years through ten years	193	197
Due after ten years	5,085	5,085
	37,530	37,639
Mortgage-backed securities held to maturity	3,204,594	3,210,315
	$3,242,124	3,247,954

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of September 30, 2017 and December 31, 2016 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,576,717	(8,002)	373,852	(2,807)
Obligations of states and political subdivisions	—	—	474	(2)
Mortgage-backed securities:
Government issued or guaranteed	2,854,982	(32,123)	1,298,054	(31,794)
Other debt securities	1,500	(3)	60,518	(10,975)
Equity securities	18,185	(303)	153	(147)
	4,451,384	(40,431)	1,733,051	(45,725)

Investment securities held to maturity:
Obligations of states and political subdivisions	4,932	(31)	7,093	(50)
Mortgage-backed securities:
Government issued or guaranteed	638,863	(2,832)	157,923	(4,315)
Privately issued	—	—	53,631	(30,734)
	643,795	(2,863)	218,647	(35,099)
Total	$5,095,179	(43,294)	1,951,698	(80,824)

December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,710,241	(9,950)	2,295	(2)
Obligations of states and political subdivisions	—	—	593	(6)
Mortgage-backed securities:
Government issued or guaranteed	6,730,829	(113,374)	81,003	(615)
Privately issued	—	—	27	(1)
Other debt securities	100	(1)	85,400	(16,995)
Equity securities	17,776	(422)	151	(149)
	8,458,946	(123,747)	169,469	(17,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	17,988	(126)	11,891	(98)
Mortgage-backed securities:
Government issued or guaranteed	618,832	(6,842)	17,481	(532)
Privately issued	17,911	(1,222)	57,016	(35,898)
	654,731	(8,190)	86,388	(36,528)
Total	$9,113,677	(131,937)	255,857	(54,296)

The Company owned 939 individual investment securities with aggregate gross unrealized losses of $124 million at September 30, 2017. Based on a review of each of the securities in the investment securities portfolio at September 30, 2017, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of September 30, 2017, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At September 30, 2017, the Company has not identified

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

events or changes in circumstances which may have a significant adverse effect on the carrying value of the $415 million of cost method investment securities.

4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of September 30, 2017 and December 31, 2016 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
September 30, 2017
Commercial, financial, leasing, etc.	$21,486,942	48,159	3,710	369	75	203,996	$21,743,251
Real estate:
Commercial	24,724,768	273,539	1,710	7,523	20,509	200,193	25,228,242
Residential builder and developer	1,604,095	26,182	—	4,413	10,717	2,416	1,647,823
Other commercial construction	5,952,636	51,132	1,220	—	13,972	19,263	6,038,223
Residential	15,868,656	458,066	249,983	10,025	307,529	236,363	17,130,622
Residential — limited documentation	2,829,667	88,814	—	—	114,141	101,918	3,134,540
Consumer:
Home equity lines and loans	5,275,572	34,878	772	9,856	—	75,584	5,396,662
Automobile	3,327,148	67,280	—	1	—	21,267	3,415,696
Other	4,120,712	33,070	3,893	24,038	—	8,362	4,190,075
Total	$85,190,196	1,081,120	261,288	56,225	466,943	869,362	$87,925,134

December 31, 2016
Commercial, financial, leasing, etc.	$22,287,857	53,503	6,195	417	641	261,434	$22,610,047
Real estate:
Commercial	25,076,684	183,531	7,054	12,870	31,404	176,201	25,487,744
Residential builder and developer	1,884,989	4,667	5	1,952	14,006	16,707	1,922,326
Other commercial construction	5,985,118	77,701	922	198	14,274	18,111	6,096,324
Residential	17,631,377	485,468	281,298	11,537	378,549	229,242	19,017,471
Residential — limited documentation	3,239,344	88,366	—	—	139,158	106,573	3,573,441
Consumer:
Home equity lines and loans	5,502,091	44,565	—	12,678	—	81,815	5,641,149
Automobile	2,869,232	56,158	—	1	—	18,674	2,944,065
Other	3,491,629	31,286	5,185	21,491	—	11,258	3,560,849
Total	$87,968,321	1,025,245	300,659	61,144	578,032	920,015	$90,853,416
(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $347 million and $414 million at September 30, 2017 and December 31, 2016, respectively.  Commercial real estate loans held for sale were $224 million at September 30, 2017 and $643 million at December 31, 2016.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)

Outstanding principal balance	$1,584,126	2,311,699
Carrying amount:
Commercial, financial, leasing, etc.	42,878	59,928
Commercial real estate	308,426	456,820
Residential real estate	665,278	799,802
Consumer	127,919	487,721
	$1,144,501	1,804,271

Purchased impaired loans included in the table above totaled $467 million at September 30, 2017 and $578 million at December 31, 2016, representing less than 1% of the Company’s assets as of each date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30
	2017		2016
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$133,532	163,099	$162,023	245,195
Interest income	(10,815)	(20,064)	(12,784)	(26,540)
Reclassifications from nonaccretable balance	30,799	6,041	2,256	12,050
Other (a)	—	1,545	—	(818)
Balance at end of period	$153,516	150,621	$151,495	229,887

	Nine Months Ended September 30
	2017		2016
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$154,233	201,153	$184,618	296,434
Interest income	(32,546)	(66,505)	(40,906)	(97,300)
Reclassifications from nonaccretable balance	31,829	11,076	7,783	20,647
Other (a)	—	4,897	—	10,106
Balance at end of period	$153,516	150,621	$151,495	229,887

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended September 30, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$339,314	366,229	66,006	158,559	78,117	$1,008,225
Provision for credit losses	2,451	(7,699)	1,267	33,886	95	30,000
Net charge-offs
Charge-offs	(9,714)	(258)	(4,206)	(32,874)	—	(47,052)
Recoveries	4,423	5,895	2,028	9,807	—	22,153
Net (charge-offs) recoveries	(5,291)	5,637	(2,178)	(23,067)	—	(24,899)
Ending balance	$336,474	364,167	65,095	169,378	78,212	$1,013,326

Changes in the allowance for credit losses for the three months ended September 30, 2016 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$316,079	349,674	69,660	157,361	77,722	$970,496
Provision for credit losses	26,222	9,963	(6,232)	16,539	508	47,000
Net charge-offs
Charge-offs	(21,075)	(1,564)	(6,754)	(29,882)	—	(59,275)
Recoveries	6,958	1,704	1,919	7,319	—	17,900
Net (charge-offs) recoveries	(14,117)	140	(4,835)	(22,563)	—	(41,375)
Ending balance	$328,184	359,777	58,593	151,337	78,230	$976,121

Changes in the allowance for credit losses for the nine months ended September 30, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,833	362,719	61,127	156,288	78,030	$988,997
Provision for credit losses	44,642	1,201	14,067	76,908	182	137,000
Net charge-offs
Charge-offs	(51,318)	(7,556)	(16,364)	(96,060)	—	(171,298)
Recoveries	12,317	7,803	6,265	32,242	—	58,627
Net (charge-offs) recoveries	(39,001)	247	(10,099)	(63,818)	—	(112,671)
Ending balance	$336,474	364,167	65,095	169,378	78,212	$1,013,326

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the nine months ended September 30, 2016 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$300,404	326,831	72,238	178,320	78,199	$955,992
Provision for credit losses	39,667	29,799	(610)	59,113	31	128,000
Net charge-offs
Charge-offs	(34,711)	(3,569)	(18,816)	(107,761)	—	(164,857)
Recoveries	22,824	6,716	5,781	21,665	—	56,986
Net (charge-offs) recoveries	(11,887)	3,147	(13,035)	(86,096)	—	(107,871)
Ending balance	$328,184	359,777	58,593	151,337	78,230	$976,121

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of September 30, 2017 and December 31, 2016 and for the three-month and nine-month periods ended September 30, 2017 and 2016.

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$148,747	179,120	49,447	168,072	184,432	48,480
Real estate:
Commercial	73,144	81,244	10,200	71,862	86,666	11,620
Residential builder and developer	6,537	6,842	288	7,396	8,361	506
Other commercial construction	1,626	1,785	292	2,475	2,731	448
Residential	97,483	118,030	3,475	86,680	105,944	3,457
Residential — limited documentation	79,030	94,194	4,600	82,547	97,718	6,000
Consumer:
Home equity lines and loans	48,231	52,975	8,711	44,693	48,965	8,027
Automobile	14,225	16,743	3,011	16,982	18,272	3,740
Other	3,176	5,633	650	3,791	5,296	776
	472,199	556,566	80,674	484,498	558,385	83,054
With no related allowance recorded:
Commercial, financial, leasing, etc.	80,952	97,073	—	100,805	124,786	—
Real estate:
Commercial	148,733	158,815	—	113,276	121,846	—
Residential builder and developer	1,174	1,174	—	14,368	21,124	—
Other commercial construction	17,850	37,237	—	15,933	35,281	—
Residential	17,312	23,291	—	16,823	24,161	—
Residential — limited documentation	11,091	18,480	—	15,429	24,590	—
	277,112	336,070	—	276,634	351,788	—
Total:
Commercial, financial, leasing, etc.	229,699	276,193	49,447	268,877	309,218	48,480
Real estate:
Commercial	221,877	240,059	10,200	185,138	208,512	11,620
Residential builder and developer	7,711	8,016	288	21,764	29,485	506
Other commercial construction	19,476	39,022	292	18,408	38,012	448
Residential	114,795	141,321	3,475	103,503	130,105	3,457
Residential — limited documentation	90,121	112,674	4,600	97,976	122,308	6,000
Consumer:
Home equity lines and loans	48,231	52,975	8,711	44,693	48,965	8,027
Automobile	14,225	16,743	3,011	16,982	18,272	3,740
Other	3,176	5,633	650	3,791	5,296	776
Total	$749,311	892,636	80,674	761,132	910,173	83,054

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$224,526	391	391	262,796	744	744
Real estate:
Commercial	233,572	1,425	1,425	175,256	1,806	1,806
Residential builder and developer	8,550	895	895	26,996	405	405
Other commercial construction	16,578	25	25	21,500	190	190
Residential	113,892	1,903	905	96,961	1,572	570
Residential — limited documentation	91,974	1,624	569	101,877	1,501	378
Consumer:
Home equity lines and loans	47,831	419	99	41,740	368	112
Automobile	14,588	251	22	18,571	303	19
Other	3,269	80	2	4,077	72	11
Total	$754,780	7,013	4,333	749,774	6,961	4,235

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$242,410	1,674	1,674	283,783	7,055	7,055
Real estate:
Commercial	205,814	3,213	3,213	177,579	3,891	3,891
Residential builder and developer	14,551	1,791	1,791	30,832	488	488
Other commercial construction	15,474	958	958	19,774	563	563
Residential	108,741	5,004	2,285	97,229	4,778	2,591
Residential — limited documentation	94,680	4,573	1,292	104,382	4,580	1,648
Consumer:
Home equity lines and loans	46,829	1,240	290	33,998	937	295
Automobile	15,483	788	62	20,358	964	83
Other	3,430	227	8	10,987	371	74
Total	$747,412	19,468	11,573	778,922	23,627	16,688

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

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
September 30, 2017
Pass	$20,561,077	24,309,923	1,580,763	5,830,122
Criticized accrual	978,178	718,126	64,644	188,838
Criticized nonaccrual	203,996	200,193	2,416	19,263
Total	$21,743,251	25,228,242	1,647,823	6,038,223
December 31, 2016
Pass	$21,398,581	24,570,269	1,789,071	5,912,351
Criticized accrual	950,032	741,274	116,548	165,862
Criticized nonaccrual	261,434	176,201	16,707	18,111
Total	$22,610,047	25,487,744	1,922,326	6,096,324

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectability on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized totaled $39 million and $27 million, respectively, at September 30, 2017 and $44 million and $32 million, respectively, at December 31, 2016. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance were $19 million and $33 million, respectively, at September 30, 2017 and $16 million and $39 million, respectively, at December 31, 2016.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
September 30, 2017
Individually evaluated for impairment	$49,447	10,780	8,075	12,372	$80,674
Collectively evaluated for impairment	287,027	353,387	47,674	157,006	845,094
Purchased impaired	—	—	9,346	—	9,346
Allocated	$336,474	364,167	65,095	169,378	935,114
Unallocated					78,212
Total					$1,013,326
December 31, 2016
Individually evaluated for impairment	$48,480	12,500	9,457	12,543	$82,980
Collectively evaluated for impairment	282,353	348,301	47,993	143,745	822,392
Purchased impaired	—	1,918	3,677	—	5,595
Allocated	$330,833	362,719	61,127	156,288	910,967
Unallocated					78,030
Total					$988,997

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
September 30, 2017
Individually evaluated for impairment	$229,699	249,064	204,916	65,632	$749,311
Collectively evaluated for impairment	21,513,477	32,620,026	19,638,576	12,936,801	86,708,880
Purchased impaired	75	45,198	421,670	—	466,943
Total	$21,743,251	32,914,288	20,265,162	13,002,433	$87,925,134
December 31, 2016
Individually evaluated for impairment	$268,877	224,630	201,479	65,466	$760,452
Collectively evaluated for impairment	22,340,529	33,222,080	21,871,726	12,080,597	89,514,932
Purchased impaired	641	59,684	517,707	—	578,032
Total	$22,610,047	33,506,394	22,590,912	12,146,063	$90,853,416

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The tables that follow summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and nine-month periods ended September 30, 2017 and 2016:

			Post-modification (a)
	Number	Pre- modification recorded investment	Principal Deferral	Other	Combination of Concession Types	Total
Three Months Ended September 30, 2017	(Dollars in thousands)

Commercial, financial, leasing, etc.	49	$15,812	$5,888	$97	$9,251	$15,236
Real estate:
Commercial	17	5,861	1,420	868	3,450	5,738
Residential	34	5,123	3,033	—	2,716	5,749
Residential — limited documentation	4	515	383	—	167	550
Consumer:
Home equity lines and loans	25	2,154	461	—	1,776	2,237
Automobile	17	342	326	—	16	342
Other	1	5	5	—	—	5
Total	147	$29,812	$11,516	$965	$17,376	$29,857

Three Months Ended September 30, 2016

Commercial, financial, leasing, etc.	43	$69,486	$40,183	$—	$19,802	$59,985
Real estate:
Commercial	18	14,925	11,644	—	2,614	14,258
Residential	30	5,638	4,714	—	1,214	5,928
Residential — limited documentation	6	827	470	—	493	963
Consumer:
Home equity lines and loans	26	2,552	251	—	2,301	2,552
Automobile	10	186	186	—	—	186
Other	1	26	26	—	—	26
Total	134	$93,640	$57,474	$—	$26,424	$83,898

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
	Number	Pre- modification recorded investment	Principal Deferral	Other	Combination of Concession Types	Total
Nine Months Ended September 30, 2017	(Dollars in thousands)

Commercial, financial, leasing, etc.	162	$93,346	$18,449	$6,459	$47,211	$72,119
Real estate:
Commercial	67	38,608	16,193	868	21,332	38,393
Residential builder and developer	3	12,291	—	—	10,879	10,879
Other commercial construction	2	168	168	—	—	168
Residential	105	22,459	11,608	—	12,557	24,165
Residential — limited documentation	17	3,724	618	—	3,352	3,970
Consumer:
Home equity lines and loans	85	7,885	1,040	491	6,442	7,973
Automobile	59	1,160	1,089	—	71	1,160
Other	6	85	85	—	—	85
Total	506	$179,726	$49,250	$7,818	$101,844	$158,912

Nine Months Ended September 30, 2016

Commercial, financial, leasing, etc.	112	$148,204	$98,561	$—	$39,971	$138,532
Real estate:
Commercial	55	36,984	17,802	4,576	13,546	35,924
Residential builder and developer	3	23,905	22,958	—	—	22,958
Other commercial construction	2	374	250	—	124	374
Residential	73	11,946	7,945	—	4,705	12,650
Residential — limited documentation	14	2,415	803	—	1,872	2,675
Consumer:
Home equity lines and loans	84	9,189	655	—	8,534	9,189
Automobile	148	1,005	865	55	85	1,005
Other	78	1,192	951	45	196	1,192
Total	569	$235,214	$150,790	$4,676	$69,033	$224,499

(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted.  Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2017 and 2016 and for which there was a subsequent payment default during the nine-month periods ended September 30, 2017 and 2016, respectively, were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The amount of foreclosed residential real estate property held by the Company totaled $106 million and $129 million at September 30, 2017 and December 31, 2016, respectively.  There were $545 million and $506 million at September 30, 2017 and December 31, 2016, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at September 30, 2017, approximately 48% were classified as purchased impaired and 20% were government guaranteed.

5. Borrowings

During May 2017, M&T Bank, the principal bank subsidiary of M&T, issued $900 million of senior notes that mature in May 2022 pursuant to a Bank Note Program, of which $650 million have a 2.50% fixed interest rate and $250 million have a variable rate paid quarterly at rates that are indexed to the three-month London Interbank Offered Rate (“LIBOR”).  During June 2017, M&T Bank redeemed $750 million of 1.40% fixed rate senior notes.  The notes had a maturity date of July 25, 2017 and were redeemable on or after the 30th day prior to the maturity date.  During August 2017, M&T Bank issued $750 million of three-year 2.05% fixed rate senior notes due August 2020 and $500 million of ten-year 3.40% fixed rate subordinated notes due August 2027.

M&T had $519 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at September 30, 2017 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings, continued

Also included in long-term borrowings are agreements to repurchase securities of $425 million and $1.1 billion at September 30, 2017 and December 31, 2016, respectively.  The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.  The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $445 million and $1.1 billion at September 30, 2017 and December 31, 2016, respectively.

6. Shareholders' equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share.  Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of September 30, 2017 and December 31, 2016 is presented below:

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

(a)

Dividends, if declared, are paid at 6.375%.  Warrants to purchase M&T common stock at $73.79 per share issued in connection with the Series A preferred stock expire in 2018 and totaled 327,358 at September 30, 2017.

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

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,472 shares of M&T common stock at $518.47 per share was outstanding at September 30, 2017.  The obligation under that warrant was assumed by M&T in an acquisition and expires in 2018.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30
	2017	2016	2017	2016
	(In thousands)

Service cost	$5,048	6,259	293	399
Interest cost on projected benefit obligation	19,818	20,853	929	1,242
Expected return on plan assets	(27,131)	(27,118)	—	—
Amortization of prior service cost (credit)	139	(807)	(340)	(339)
Amortization of net actuarial loss (gain)	7,316	7,536	(247)	15
Net periodic benefit cost	$5,190	6,723	635	1,317

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30
	2017	2016	2017	2016
	(In thousands)

Service cost	$15,145	18,778	878	1,197
Interest cost on projected benefit obligation	59,452	62,558	2,787	3,728
Expected return on plan assets	(81,393)	(81,355)	—	—
Amortization of prior service cost (credit)	418	(2,421)	(1,019)	(1,019)
Amortization of net actuarial loss (gain)	21,947	22,609	(741)	45
Net periodic benefit cost	$15,569	20,169	1,905	3,951

Expense incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $16,085,000 and $14,783,000 for the three months ended September 30, 2017 and 2016, respectively, and $53,127,000 and $47,747,000 for the nine months ended September 30, 2017 and 2016, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In thousands, except per share)
Income available to common shareholders:
Net income	$355,923	349,984	1,085,903	984,543
Less: Preferred stock dividends (a)	(18,130)	(20,318)	(54,604)	(60,953)
Net income available to common equity	337,793	329,666	1,031,299	923,590
Less: Income attributable to unvested stock-based compensation awards	(1,992)	(2,674)	(6,288)	(7,920)
Net income available to common shareholders	$335,801	326,992	1,025,011	915,670
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	152,245	156,767	153,814	158,710
Less: Unvested stock-based compensation awards	(898)	(1,274)	(948)	(1,374)
Weighted-average shares outstanding	151,347	155,493	152,866	157,336

Basic earnings per common share	$2.22	2.10	6.71	5.82

 (a)Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In thousands, except per share)

Net income available to common equity	$337,793	329,666	1,031,299	923,590
Less: Income attributable to unvested stock-based compensation awards	(1,989)	(2,668)	(6,276)	(7,904)
Net income available to common shareholders	$335,804	326,998	1,025,023	915,686
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	152,245	156,767	153,814	158,710
Less: Unvested stock-based compensation awards	(898)	(1,274)	(948)	(1,374)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	344	533	427	507
Adjusted weighted-average shares outstanding	151,691	156,026	153,293	157,843

Diluted earnings per common share	$2.21	2.10	6.69	5.80

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 408,657 and 2,015,870 common shares during the three-month periods ended September 30, 2017 and 2016, respectively, and 404,487 and 2,513,288 common shares during the nine-month periods ended September 30, 2017 and 2016, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment Securities		Defined Benefit		Total Amount		Income
	With OTTI (a)	All Other	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2017	$46,725	(73,785)	(449,917)	(8,268)	$(485,245)		190,609	$(294,636)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(7,365)	60,586	—	—	53,221		(20,934)	32,287
Foreign currency translation adjustment	—	—	—	3,829	3,829		(1,340)	2,489
Unrealized losses on cash flow hedges	—	—	—	(1,076)	(1,076)		424	(652)
Total other comprehensive income (loss) before reclassifications	(7,365)	60,586	—	2,753	55,974		(21,850)	34,124
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	—	2,535	—	—	2,535	(b)	(998)	1,537
(Gains) losses realized in net income	(50)	67	—	—	17	(c)	(7)	10
Accretion of net gain on terminated cash flow hedges	—	—	—	(109)	(109)	(d)	43	(66)
Net yield adjustment from cash flow hedges currently in effect	—	—	—	(2,275)	(2,275)	(b)	895	(1,380)
Amortization of prior service credit	—	—	(601)	—	(601)	(e)	236	(365)
Amortization of actuarial losses	—	—	21,206	—	21,206	(e)	(8,345)	12,861
Total reclassifications	(50)	2,602	20,605	(2,384)	20,773		(8,176)	12,597
Total gain (loss) during the period	(7,415)	63,188	20,605	369	76,747		(30,026)	46,721
Balance — September 30, 2017	$39,310	(10,597)	(429,312)	(7,899)	$(408,498)		160,583	$(247,915)

Balance — January 1, 2016	$16,359	62,849	(489,660)	(4,093)	$(414,545)		162,918	$(251,627)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	1,228	234,438	—	—	235,666		(92,714)	142,952
Foreign currency translation adjustment	—	—	—	(2,836)	(2,836)		989	(1,847)
Total other comprehensive income (loss) before reclassifications	1,228	234,438	—	(2,836)	232,830		(91,725)	141,105
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	—	2,998	—	—	2,998	(b)	(1,180)	1,818
Gains realized in net income	—	(28,748)	—	—	(28,748)	(c)	11,309	(17,439)
Accretion of net gain on terminated cash flow hedges	—	—	—	(116)	(116)	(d)	46	(70)
Amortization of prior service credit	—	—	(3,440)	—	(3,440)	(e)	1,354	(2,086)
Amortization of actuarial losses	—	—	22,654	—	22,654	(e)	(8,914)	13,740
Total reclassifications	—	(25,750)	19,214	(116)	(6,652)		2,615	(4,037)
Total gain (loss) during the period	1,228	208,688	19,214	(2,952)	226,178		(89,110)	137,068
Balance — September 30, 2016	$17,587	271,537	(470,446)	(7,045)	$(188,367)		73,808	$(114,559)

(a)	Other-than-temporary impairment
(b)	Included in interest income
(c)	Included in gain (loss) on bank investment securities
(d)	Included in interest expense
(e)	Included in salaries and employee benefits expense

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment Securities		Defined Benefit
	With OTTI	All Other	Plans	Other	Total
	(In thousands)

Balance — December 31, 2016	$28,338	(44,657)	(272,874)	(5,443)	$(294,636)
Net gain (loss) during period	(4,496)	38,330	12,496	391	46,721
Balance — September 30, 2017	$23,842	(6,327)	(260,378)	(5,052)	$(247,915)

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not significant as of September 30, 2017.

The net effect of interest rate swap agreements was to increase net interest income by $7 million and $9 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $18 million and $30 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted- Average Rate
	Notional Amount	Average Maturity	Fixed	Variable	Estimated Fair Value Gain (a)
	(In thousands)	(In years)			(In thousands)
September 30, 2017
Fair value hedges:
Fixed rate long-term borrowings (b)	$4,950,000	2.9	2.63%	2.04%	$697
Cash flow hedges:
Variable rate commercial real estate loans (b)	2,000,000	1.6	1.46%	1.24%	—
Total	$6,950,000	2.5			$697
December 31, 2016
Fair value hedges:
Fixed rate long-term borrowings (b)	$900,000	1.1	3.75%	2.08%	$11,892

(a)

Effective January 2017 certain clearinghouse exchanges revised their rules such that certain required payments by counterparties for variation margin on derivative instruments that had been treated as collateral are now treated as settlements of those positions.   The impact of such rule changes at September 30, 2017 was a reduction of the estimated fair value losses on interest rate swaps designated as fair value hedges of $12.2 million and on interest rate swaps designated as cash flow hedges of $3.4 million.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $15.5 billion and $21.6 billion at September 30, 2017 and December 31, 2016, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $545 million and $471 million at September 30, 2017 and December 31, 2016, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Fair value hedges:
Interest rate swap agreements (a)	$2,048	$11,892	$1,351	$—
Commitments to sell real estate loans (a)	1,667	33,189	1,551	1,347
Cash flow hedges:
Interest rate swap agreements (a)	—	—	—	—
	3,715	45,081	2,902	1,347
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	13,962	8,060	240	735
Commitments to sell real estate loans (a)	3,153	5,210	936	399
Trading:
Interest rate contracts (b)	104,178	228,810	103,825	167,737
Foreign exchange and other option and futures contracts (b)	6,823	7,908	5,905	6,639
	128,116	249,988	110,906	175,510
Total derivatives	$131,831	$295,069	$113,808	$176,857

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of the variation margin rule change at September 30, 2017 was a reduction of the estimated fair value of interest rate swaps in an asset position of $89.3 million and of those in a liability position of $29.2 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(13,509)	14,026	$(12,588)	12,587
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(418)		$4,822
Foreign exchange and other option and futures contracts (b)	1,362		1,746
Total	$944		$6,568

	Amount of Gain (Loss) Recognized
	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(23,423)	23,049	$(22,832)	21,603
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$2,363		$11,578
Foreign exchange and other option and futures contracts (b)	4,766		5,415
Total	$7,129		$16,993

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

The amount of gain (loss) recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material for the three and nine months ended September 30, 2017.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $27 million and $28 million at September 30, 2017 and December 31, 2016, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

The aggregate fair value of derivative financial instruments in a liability position which are subject to enforceable master netting arrangements was $17 million and $34 million at September 30, 2017 and December 31, 2016, respectively.  After consideration of such netting arrangements for purposes of posting collateral, the net liability positions with counterparties aggregated $17 million and $30 million at September 30, 2017 and December 31, 2016, respectively.  The Company was required to post collateral relating to those positions of $18 million and $27 million at September 30, 2017 and December 31, 2016, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on September 30, 2017 was less than $1 million, for which the Company was not required to post collateral in the normal course of business.  If the credit risk-related contingent features had been triggered on September 30, 2017, the Company would not have been required to post any collateral to counterparties.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $7 million and $15 million at September 30, 2017 and December 31, 2016, respectively.  After consideration of such netting arrangements for purposes of posting collateral, the net asset positions with counterparties aggregated $7 million and $11 million at September 30, 2017 and December 31, 2016, respectively.  Counterparties posted collateral relating to those positions of $5 million and $9 million at September 30, 2017 and December 31, 2016, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $49 million and $111 million at September 30, 2017 and December 31, 2016, respectively.  The fair value asset and liability amounts of derivative contracts at September 30, 2017 have been reduced by variation margin payments treated as settlements of $89 million and $45 million, respectively.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.  For those contracts, the net fair values of derivative financial instruments cleared through clearinghouses for which variation margin is required was a net asset position of $1 million and $63 million at September 30, 2017 and December 31, 2016, respectively. Collateral posted by the clearinghouses associated with that net asset position was $1 million and $81 million at September 30, 2017 and December 31, 2016, respectively.

11. Variable interest entities and asset securitizations

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At September 30, 2017 and December 31, 2016, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $24 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.0 billion at September 30, 2017 and December 31, 2016. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $329 million, including $118 million of unfunded commitments, at September 30, 2017 and $294 million, including $102 million of unfunded commitments, at December 31, 2016.  Contingent commitments to provide additional capital contributions to these partnerships were not material at September 30, 2017. The Company has not provided financial or other support to the partnerships that was not contractually required.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.  The Company amortized $11 million and $35 million of its investments in qualified affordable housing projects to income tax expense during the three-month and nine-month periods ended September 30, 2017, respectively, and recognized $16 million and $47 million of tax credits and other tax benefits during those respective periods. Similarly, for the three-month and nine-month periods ended September 30, 2016, the Company amortized $13 million and $34 million, respectively, of its investments in qualified affordable housing projects to income tax expense and recognized $18 million and $46 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at September 30, 2017.

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

The following tables present assets and liabilities at September 30, 2017 and December 31, 2016 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)
September 30, 2017
Trading account assets	$170,516	47,927	122,589	—
Investment securities available for sale:
U.S. Treasury and federal agencies	2,007,117	—	2,007,117	—
Obligations of states and political subdivisions	2,678	—	2,678	—
Mortgage-backed securities:
Government issued or guaranteed	9,184,483	—	9,184,483	—
Privately issued	30	—	—	30
Other debt securities	128,530	—	128,530	—
Equity securities	93,986	50,917	43,069	—
	11,416,824	50,917	11,365,877	30
Real estate loans held for sale	571,199	—	571,199	—
Other assets (b)	20,830	—	6,868	13,962
Total assets	$12,179,369	98,844	12,066,533	13,992
Trading account liabilities	$109,730	—	109,730	—
Other liabilities (b)	4,078	—	3,838	240
Total liabilities	$113,808	—	113,568	240

December 31, 2016
Trading account assets	$323,867	46,135	277,732	—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,902,544	—	1,902,544	—
Obligations of states and political subdivisions	3,641	—	3,641	—
Mortgage-backed securities:
Government issued or guaranteed	10,954,861	—	10,954,861	—
Privately issued	44	—	—	44
Other debt securities	118,516	—	118,516	—
Equity securities	352,466	301,711	50,755	—
	13,332,072	301,711	13,030,317	44
Real estate loans held for sale	1,056,180	—	1,056,180	—
Other assets (b)	58,351	—	50,291	8,060
Total assets	$14,770,470	347,846	14,414,520	8,104
Trading account liabilities	$174,376	—	174,376	—
Other liabilities (b)	2,481	—	1,746	735
Total liabilities	$176,857	—	176,122	735

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017 and the year ended December 31, 2016.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2017 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — June 30, 2017	$35	12,425
Total gains (losses) realized/unrealized:
Included in earnings	—	22,313	(b)
Settlements	(5)	—
Transfers in and/or out of Level 3 (a)	—	(21,016)	(d)
Balance — September 30, 2017	$30	13,722
Changes in unrealized gains included in earnings related to assets still held at September 30, 2017	$—	12,659	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2016 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Collateralized Debt Obligations		Other Assets and Other Liabilities
	(In thousands)

Balance — June 30, 2016	$57	43,305		21,383
Total gains (losses) realized/unrealized:
Included in earnings	—	28,475		45,534	(b)
Included in other comprehensive income	—	(15,050)	(c)	—
Sales	—	(56,730)		—
Settlements	(6)	—		—
Transfers in and/or out of Level 3 (a)	—	—		(37,117)	(d)
Balance — September 30, 2016	$51	—		29,800
Changes in unrealized gains included in earnings related to assets still held at September 30, 2016	$—	—		27,663	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2017 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2017	$44	7,325
Total gains (losses) realized/unrealized:
Included in earnings	—	65,824	(b)
Settlements	(14)	—
Transfers in and/or out of Level 3 (a)	—	(59,427)	(d)
Balance — September 30, 2017	$30	$13,722
Changes in unrealized gains included in earnings related to assets still held at September 30, 2017	$—	$13,684	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2016 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Collateralized Debt Obligations		Other Assets and Other Liabilities
		(In thousands)

Balance — January 1, 2016	$74	47,393		9,879
Total gains (losses) realized/unrealized:
Included in earnings	—	28,475		104,862	(b)
Included in other comprehensive income	—	(18,268)	(c)	—
Sales	—	(56,730)		—
Settlements	(23)	(870)		—
Transfers in and/or out of Level 3 (a)	—	—		(84,941)	(d)
Balance — September 30, 2016	$51	—		29,800
Changes in unrealized gains included in earnings related to assets still held at September 30, 2016	$—	—		29,288	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were generally in the range of 15% to 90% at September 30, 2017.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $184 million at September 30, 2017 ($105 million and $79 million of which were classified as Level 2 and Level 3, respectively), $293 million at December 31, 2016 ($153 million and $140 million of which were classified as Level 2 and Level 3, respectively) and $249 million at September 30, 2016 ($144 million and $105 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2017 were decreases of $16 million and $55 million for the three-month and nine-month periods ended September 30, 2017, respectively.  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2016 were decreases of $20 million and $42 million for the three-month and nine-month periods ended September 30, 2016, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $36 million and $53 million at September 30, 2017 and 2016, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2017 and 2016.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at September 30, 2017 and December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
September 30, 2017
Recurring fair value measurements
Privately issued mortgage-backed securities	$30	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	13,722	Discounted cash flow	Commitment expirations	0%-80% (28%)

December 31, 2016
Recurring fair value measurements
Privately issued mortgage-backed securities	$44	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	7,325	Discounted cash flow	Commitment expirations	0%-77% (30%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,368,252	1,368,252	1,290,532	77,720	—
Interest-bearing deposits at banks	6,306,484	6,306,484	—	6,306,484	—
Trading account assets	170,516	170,516	47,927	122,589	—
Investment securities	15,073,926	15,079,756	50,917	14,916,360	112,479
Loans and leases:
Commercial loans and leases	21,743,251	21,409,984	—	—	21,409,984
Commercial real estate loans	32,914,288	32,507,319	—	223,659	32,283,660
Residential real estate loans	20,265,162	20,369,392	—	4,557,929	15,811,463
Consumer loans	13,002,433	12,935,924	—	—	12,935,924
Allowance for credit losses	(1,013,326)	—	—	—	—
Loans and leases, net	86,911,808	87,222,619	—	4,781,588	82,441,031
Accrued interest receivable	325,982	325,982	—	325,982	—
Financial liabilities:
Noninterest-bearing deposits	$(33,111,246)	(33,111,246)	—	(33,111,246)	—
Savings and interest-checking deposits	(52,936,615)	(52,936,615)	—	(52,936,615)	—
Time deposits	(7,233,518)	(7,294,182)	—	(7,294,182)	—
Deposits at Cayman Islands office	(232,014)	(232,014)	—	(232,014)	—
Short-term borrowings	(200,768)	(200,768)	—	(200,768)	—
Long-term borrowings	(8,577,645)	(8,630,195)	—	(8,630,195)	—
Accrued interest payable	(69,290)	(69,290)	—	(69,290)	—
Trading account liabilities	(109,730)	(109,730)	—	(109,730)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$13,722	13,722	—	—	13,722
Commitments to sell real estate loans	2,333	2,333	—	2,333	—
Other credit-related commitments	(119,938)	(119,938)	—	—	(119,938)
Interest rate swap agreements used for interest rate risk management	697	697	—	697	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,320,549	1,320,549	1,249,654	70,895	—
Interest-bearing deposits at banks	5,000,638	5,000,638	—	5,000,638	—
Trading account assets	323,867	323,867	46,135	277,732	—
Investment securities	16,250,468	16,244,412	301,711	15,821,176	121,525
Loans and leases:
Commercial loans and leases	22,610,047	22,239,428	—	—	22,239,428
Commercial real estate loans	33,506,394	33,129,428	—	642,590	32,486,838
Residential real estate loans	22,590,912	22,638,167	—	4,912,488	17,725,679
Consumer loans	12,146,063	12,061,590	—	—	12,061,590
Allowance for credit losses	(988,997)	—	—	—	—
Loans and leases, net	89,864,419	90,068,613	—	5,555,078	84,513,535
Accrued interest receivable	308,805	308,805	—	308,805	—
Financial liabilities:
Noninterest-bearing deposits	$(32,813,896)	(32,813,896)	—	(32,813,896)	—
Savings and interest-checking deposits	(52,346,207)	(52,346,207)	—	(52,346,207)	—
Time deposits	(10,131,846)	(10,222,585)	—	(10,222,585)	—
Deposits at Cayman Islands office	(201,927)	(201,927)	—	(201,927)	—
Short-term borrowings	(163,442)	(163,442)	—	(163,442)	—
Long-term borrowings	(9,493,835)	(9,473,844)	—	(9,473,844)	—
Accrued interest payable	(75,172)	(75,172)	—	(75,172)	—
Trading account liabilities	(174,376)	(174,376)	—	(174,376)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$7,325	7,325	—	—	7,325
Commitments to sell real estate loans	36,653	36,653	—	36,653	—
Other credit-related commitments	(136,295)	(136,295)	—	—	(136,295)
Interest rate swap agreements used for interest rate risk management	11,892	11,892	—	11,892	—

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

	September 30,	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,492,892	5,499,609
Commercial real estate loans to be sold	170,786	70,100
Other commercial real estate	5,749,428	6,451,709
Residential real estate loans to be sold	482,650	478,950
Other residential real estate	202,702	232,721
Commercial and other	12,677,838	12,298,473
Standby letters of credit	2,657,352	2,987,091
Commercial letters of credit	42,684	44,723
Financial guarantees and indemnification contracts	3,385,498	3,043,580
Commitments to sell real estate loans	1,052,472	1,489,237

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.2 billion and $2.8 billion at September 30, 2017 and December 31, 2016, respectively.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation.  When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans.  The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers.  The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2017 the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

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

	Three Months Ended September 30, 2016
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$116,513	4,388	120,901	$21,422	2,602	24,024
Commercial Banking	268,683	(155)	268,528	102,796	(92)	102,704
Commercial Real Estate	205,562	—	205,562	90,065	—	90,065
Discretionary Portfolio	114,391	(8,806)	105,585	50,773	(5,222)	45,551
Residential Mortgage Banking	108,576	(11,901)	96,675	22,924	(7,059)	15,865
Retail Banking	353,016	8,848	361,864	69,506	5,247	74,753
All Other	182,949	7,626	190,575	(7,502)	4,524	(2,978)
Total	$1,349,690	—	1,349,690	$349,984	—	349,984

	Nine Months Ended September 30, 2016
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$344,562	13,022	357,584	$69,617	7,723	77,340
Commercial Banking	787,781	(423)	787,358	309,515	(251)	309,264
Commercial Real Estate	575,117	—	575,117	254,682	—	254,682
Discretionary Portfolio	324,195	(28,575)	295,620	151,522	(16,947)	134,575
Residential Mortgage Banking	309,393	(28,539)	280,854	59,981	(16,926)	43,055
Retail Banking	1,037,727	25,196	1,062,923	204,291	14,943	219,234
All Other	575,885	19,319	595,204	(65,065)	11,458	(53,607)
Total	$3,954,660	—	3,954,660	$984,543	—	984,543

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three Months Ended September 30
	2017			2016
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$130,501	919	31,408	$120,901	1,086	24,024
Commercial Banking	267,822	840	109,797	268,528	950	102,704
Commercial Real Estate	212,014	401	97,295	205,562	463	90,065
Discretionary Portfolio	65,808	(12,346)	31,515	105,585	(14,795)	45,551
Residential Mortgage Banking	90,018	18,866	13,546	96,675	22,051	15,865
Retail Banking	392,542	2,668	96,329	361,864	3,052	74,753
All Other	257,858	(11,348)	(23,967)	190,575	(12,807)	(2,978)
Total	$1,416,563	—	355,923	$1,349,690	—	349,984

	Nine Months Ended September 30
	2017			2016
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$375,816	2,836	85,146	$357,584	3,274	77,340
Commercial Banking	818,846	2,603	328,211	787,358	2,917	309,264
Commercial Real Estate	604,437	1,165	269,113	575,117	1,299	254,682
Discretionary Portfolio	216,798	(37,670)	95,200	295,620	(43,726)	134,575
Residential Mortgage Banking	264,120	55,221	37,206	280,854	62,955	43,055
Retail Banking	1,144,964	8,760	282,614	1,062,923	9,198	219,234
All Other	751,703	(32,915)	(11,587)	595,204	(35,917)	(53,607)
Total	$4,176,684	—	1,085,903	$3,954,660	—	984,543

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

	Average Total Assets
	Nine Months Ended September 30		Year Ended December 31
	2017	2016	2016
	(In millions)

Business Banking	$5,596	5,442	5,456
Commercial Banking	26,699	25,363	25,592
Commercial Real Estate	22,800	20,571	21,131
Discretionary Portfolio	37,807	41,253	40,867
Residential Mortgage Banking	2,335	2,578	2,569
Retail Banking	12,519	11,739	11,840
All Other	13,317	16,951	16,885
Total	$121,073	123,897	124,340

(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $8,828,000 and $6,725,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and $25,563,000 and $19,579,000 for the nine-month periods ended September 30, 2017 and 2016, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting.  That investment had no remaining carrying value at September 30, 2017 as a result of cumulative losses recognized and cash distributions received.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty mortgage finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.2 billion and $3.5 billion at September 30, 2017 and December 31, 2016, respectively.  Revenues from those servicing rights were $4 million and $5 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $13 million and $15 million for the nine-month periods ended September 30, 2017 and 2016, respectively.  The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $59.3 billion and $30.4 billion at September 30, 2017 and December 31, 2016, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $26 million and $25 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $74 million and $73 million for the nine-month periods ended September 30, 2017 and 2016, respectively.  In addition, the Company held $141 million and $158 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2017 and December 31, 2016, respectively, that were securitized by Bayview Financial.  In April 2017, the Company provided a loan to Bayview Financial for $100 million at terms consistent with those offered to non-affiliated customers.  That loan was subsequently paid in full in June 2017.  Also in June 2017, a new syndicated loan facility was entered into by Bayview Financial for $750 million, of which the Company held $88 million at September 30, 2017.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments

Effective January 1, 2017, the Company adopted amended accounting guidance for share-based transactions.  The most significant aspect of the amended guidance that affects the Company requires that all excess tax benefits and tax deficiencies be recognized in income tax expense in the income statement and that such amounts be recognized in the period in which the tax deduction arises or in the period in which an expiration of an award occurs.  The adoption of this guidance resulted in an $18 million reduction of income tax expense for the three-month period ended March 31, 2017, that under previous accounting guidance would have been recognized directly in shareholders’ equity.  The amended accounting guidance did not have a significant impact on income tax expense in the three-month periods ended September 30 and June 30, 2017.

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

In August 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance expanding and clarifying hedge accounting for nonfinancial and financial risk components, aligning the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifying the requirements for assessing effectiveness in a hedging relationship.  The guidance eliminates the concept of benchmark interest rates for cash flow hedges of interest rate risk and permits variability in cash flows attributable to the contractually specified interest rate to be designated as the hedged risk in a cash flows hedge of a variable-rate financial instrument.  For a fair value hedge of interest rate risk, the amended guidance added the Securities Industry and Financial Markets Association Municipal Swap Rate as an eligible benchmark interest rate.  The amendments also change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk by (1) for a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, permitting an amount that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flow (“last of layer” method) to be designated as the hedged item, (2) permitting the change in fair value of the hedged item to be measured on the basis of the benchmark interest rate component of the contractual coupon cash flows rather than the full contractual coupon cash flows, (3) permitting the hedged item in a partial-term fair value hedge to be measured by assuming the hedged item has a term that reflects only the designated cash flows being hedged, and (4) for prepayable financial instruments, permitting the consideration of only how changes in the benchmark interest rate affect a decision to settle a debt instrument before its scheduled maturity in calculating the change in fair value of the hedged item attributable to interest rate risk.  As it relates to aligning the recognition and

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

presentation of the effects of the hedging instrument and hedged item in the financial statements, the amended guidance requires (1) the entire change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness to be presented in the same income statement line item that is used to present the earnings effect of the hedged item in a fair value hedge and the hedged transaction in a cash flow hedge and (2) for cash flow hedges, the entire change in fair value of the hedging instrument to be included in other comprehensive income (hedge ineffectiveness no longer will be recognized in earnings for cash flow hedges) and reclassified to earnings when the hedged forecasted transaction effects earnings.  From the perspective of simplifying the requirements for assessing effectiveness in a hedging relationship, the amendments permit (1) qualitative subsequent assessments of hedge effectiveness when the facts and circumstances related to the hedging relationship have not changed, (2) initial prospective quantitative assessments at any time after hedge designation up to the first quarterly effectiveness testing date, and (3) application of the long-haul method for assessing hedge effectiveness if the shortcut method was initially applied and is no longer appropriate. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted.  If adopted in an interim period, the effects of the adoption should be reflected as of the beginning of the fiscal year of adoption.  For cash flow hedges existing at the date of adoption, a cumulative-effect adjustment should be applied related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments.  The amended presentation and disclosure guidance is required only prospectively.  The Company is evaluating when it will adopt the amended guidance and does not expect such adoption will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued amended guidance relating to which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting.  The guidance requires an entity to account for the effects of a modification unless all the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified.  If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award was modified.  The guidance is effective for annual periods; and interim periods within those annual periods beginning after December 15, 2017, and should be applied on a prospective basis to an award modified on or after the adoption date. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued amended guidance requiring the service cost component of the net periodic pension cost and net periodic postretirement benefit cost to be reported in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period.  The amendments also require that the other components of net benefit costs be presented separately from the service cost

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

component.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, using a retrospective transition method for the presentation of the service cost and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement.  The amendments allow for a practical expedient that permits the use of the amounts disclosed in the Company’s pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued amended guidance for the presentation of restricted cash in the statement of cash flows.  The guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  In addition, when cash, cash equivalents, and restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, the line items and amounts must be presented on the face of the statement of cash flows or disclosed in the notes to the financial statements.  Information about the nature of restrictions on an entity’s cash and cash equivalents must also be disclosed.  The guidance, which applies only to the consolidated statement of cash flows, is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, using a retrospective transition method.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

In August 2016, the FASB issued amended guidance for how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance addresses the following eight specific cash flow issues: (1) cash payments for debt extinguishment costs should be classified as cash outflows for financing activities; (2) for zero-coupon debt instruments, the portion of the cash payment attributable to the accreted interest should be classified as a cash outflow for operating activities; (3) contingent consideration payments made after a business combination should be classified based on the timing of the payment; (4) cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; (5)  cash proceeds received from the settlement of corporate-owned and bank-owned life insurance policies should be classified as cash inflows from investing activities; (6) when the equity method is applied, an accounting policy election should be made to classify distributions received using either the cumulative earnings approach or the nature of the distribution approach; (7) cash receipts from payments on a transferor’s beneficial interests obtained in a securitization of financial assets should be classified as cash inflows from investing activities; and (8) the classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined by applying specific guidance in GAAP.  The guidance, which only impacts the presentation of the consolidated statement of cash flows, is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

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

In January 2016, the FASB issued amended guidance related to recognition and measurement of financial assets and liabilities. The amended guidance requires that equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. An entity can elect to measure equity investments that do not have readily determinable fair values at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The impairment assessment of equity investments without readily determinable fair values is simplified by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Further, the guidance requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance also requires an entity to present separately in other comprehensive income, a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option. Separate presentation of financial assets and liabilities by measurement category and type of instrument on the balance sheet or accompanying notes to the financial statements is required. The guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company does hold certain equity securities in its available-for-sale portfolio.  Upon adoption of this guidance, fair value changes in such equity securities will be recognized in the consolidated statement of income as opposed to accumulated other comprehensive income where they are recognized under current accounting guidance.  Although those securities have historically fluctuated in value, how those securities could change in value in the future is not predictable.

In May 2014, the FASB issued amended accounting and disclosure guidance for revenue from contracts with customers. The core principle of the accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer.  The amended disclosure guidance requires sufficient information to enable users of financial statements to understand the nature, amount,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application (the “modified retrospective approach”).  The Company expects to adopt the revenue recognition guidance in the first quarter of 2018. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance and is in the final stages of its accounting analysis of the underlying contracts. The Company does not presently expect that changes in the timing of revenue recognition will be material to the amount of annual revenue recognized by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income in the third quarter of 2017 of $356 million or $2.21 of diluted earnings per common share, compared with $350 million or $2.10 of diluted earnings per common share in the similar quarter of 2016.  Net income in the second quarter of 2017 totaled $381 million or $2.35 of diluted earnings per common share.  Basic earnings per common share were $2.22 in the recent quarter, compared with $2.10 and $2.36 in the third quarter of 2016 and the second quarter of 2017, respectively. For the first nine months of 2017, net income was $1.09 billion or $6.69 of diluted earnings per common share, compared with $985 million or $5.80 of diluted earnings per common share in the corresponding 2016 period.  Basic earnings per common share were $6.71 for the first nine months of 2017, compared with $5.82 for the initial nine months of 2016.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2017 was 1.18%, compared with 1.12% in the year-earlier quarter and 1.27% in the second quarter of 2017.  The annualized rate of return on average common shareholders’ equity was 8.89% in the recently completed quarter, compared with 8.68% and 9.67% in the third quarter of 2016 and the second 2017 quarter, respectively. During the nine-month period ended September 30, 2017, the annualized rates of return on average assets and average common shareholders’ equity were 1.20% and 9.15%, respectively, compared with 1.06% and 8.17%, respectively, in the similar period of 2016.

On October 9, 2017, Wilmington Trust Corporation, a wholly owned subsidiary of M&T, reached an agreement with the U.S. Attorney’s Office for the District of Delaware related to alleged conduct that took place between 2009 and 2010 prior to the acquisition of Wilmington Trust Corporation by M&T.  Under terms of the agreement, Wilmington Trust Corporation was required to pay $60 million and settled the government’s claims.  The settlement amount included $16 million previously paid to the U.S. Securities and Exchange Commission in a related action.  The result was a payment of $44 million that is not deductible for income tax purposes.  Wilmington Trust Corporation did not admit any liability.

As of September 30, 2017, the Company increased the reserve for legal matters by $50 million.  That increase, coupled with the non-deductible nature of the $44 million payment, reduced net income by $48 million, or $.31 of diluted earnings per common share, in the third quarter of 2017.

During the first quarter of 2017, M&T adopted new accounting guidance for share-based transactions.  That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized in income tax expense in the income statement.  Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise.  The adoption of the amended accounting guidance resulted in an $18 million reduction of income tax expense or $.12 of diluted earnings per common share in the initial 2017 quarter.  The impact of that change in accounting on income tax expense was not significant in the second and third quarters of 2017.

During the third quarter of 2016, the Company sold substantially all of its collateralized debt obligations with an amortized cost of $28 million held in the available-for-sale investment securities portfolio, resulting in an after-tax gain of $17 million ($28 million pre-tax), or $.11 per diluted common share.  Those securities, which had been obtained in previous acquisitions, were sold in response to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) commonly referred to as the “Volcker Rule.”  There were no significant gains or losses on investment securities during the second or third quarters of 2017.

On June 28, 2017, M&T announced that the Federal Reserve did not object to M&T’s proposed 2017 Capital Plan.  That capital plan includes the repurchase of up to $900 million of common shares during the four-quarter period starting on July 1, 2017, an increase in the quarterly common stock dividend in the second quarter of 2018 of up to $.05 per share to $.80 per share, and the issuance of subordinated capital notes in the third quarter of 2017 of $500 million. M&T may continue to pay dividends and interest on equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2016, consistent with the contractual terms of those instruments.  Dividends are subject to declaration by M&T’s Board of Directors.  In July 2017, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $900 million of shares of M&T’s common stock subject to all applicable regulatory limitations, including those set forth in M&T’s 2017 Capital Plan. In accordance with M&T’s 2017 Capital Plan, during the third quarter of 2017, M&T repurchased 1,382,746 shares of its common stock at a cost of $225 million and issued $500 million of subordinated capital notes.  In accordance with M&T’s revised 2016 Capital Plan, during the second quarter of 2017, M&T repurchased 1,409,807 shares of its common stock at a total cost of $225 million and in the first quarter of 2017, M&T repurchased 3,233,196 shares of its common stock at a cost of $532 million and increased the quarterly common stock dividend from $.70 to $.75 per share. In the aggregate, M&T repurchased 6,025,749 shares of its common stock at a cost of $982 million during the first three quarters of 2017 and 5,307,595 shares for $604 million during the first three quarters of 2016.

On July 25, 2017, the Federal Reserve Bank of New York terminated its written agreement with M&T and its principal bank subsidiary, M&T Bank, that had been entered into in June 2013.  Under the terms of that agreement, M&T and M&T Bank implemented an enhanced compliance risk management program designed to ensure compliance with the Bank Secrecy Act and anti-money-laundering laws and regulations (“BSA/AML”) and took other steps to enhance their compliance practices.

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce the Company to its new customers; severance; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices. Merger-related expenses associated with the 2015 acquisition of Hudson City Bancorp, Inc. (“Hudson City”) were $36 million ($22 million after-tax effect) in the first nine months of 2016 ($.14 per diluted common share).  There were no merger-related expenses during the third quarter of 2016 or in the first nine months of 2017. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $361 million in the third quarter of 2017, compared with $356 million in the year-earlier quarter. Diluted net operating earnings per common share for the recent quarter were $2.24, compared with $2.13 in the third quarter of 2016. Net operating income and diluted net operating earnings per common share were $386 million and $2.38, respectively, in the second quarter of 2017. For the first nine months of 2017, net operating income and diluted net operating earnings per common share were $1.10 billion and $6.78, respectively, compared with $1.03 billion and $6.07, respectively, in the corresponding 2016 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.25%, compared with 1.18% in the year-earlier quarter and 1.33% in the second quarter of 2017. Net operating income represented an annualized return on average tangible common equity of 13.03% in 2017’s third quarter, compared with 12.77% in the similar quarter of 2016 and 14.18% in 2017’s second quarter. For the first nine months of 2017, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.26% and 13.42%, respectively, compared with 1.15% and 12.36%, respectively, in the first nine months of 2016.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $966 million in the third quarter of 2017, 12% higher than $865 million in the year-earlier quarter. That growth resulted primarily from a widening of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.53% in the recent quarter from 3.05% in the corresponding 2016 period. The improvement in the net interest margin was largely the result of the higher interest rate environment due to actions initiated by the Federal Reserve in mid-December 2016, mid-March 2017 and mid-June 2017 to raise its target Federal funds rate by .25% at each of those dates. Taxable-equivalent net interest income in the recent quarter increased from $947 million in the second 2017 quarter, predominantly due to an 8 basis point (hundredths of one percent) widening of the net interest margin from 3.45% in the second quarter of 2017.  That widening reflected the impact in the recent quarter of the June interest rate increase initiated by the Federal Reserve.

For the first three quarters of 2017, taxable-equivalent net interest income was $2.84 billion, 8% higher than $2.61 billion in the similar period of 2016.  That increase was primarily due to a 32 basis point widening of the net interest margin to 3.44% in 2017 from 3.12% in 2016. Also contributing to the higher taxable-equivalent net interest income in the 2017 period was growth in average loan balances, which increased $986 million from the first nine months of 2016.

Average loans and leases totaled $88.4 billion in the recent quarter, compared with $88.7 billion in the third quarter of 2016.  Commercial loans and leases averaged $21.7 billion in the third quarter of 2017, $254 million or 1% above $21.5 billion in the year-earlier quarter.  Average commercial real estate loans were $33.3 billion in the recent quarter, up $2.0 billion, or 6%, from $31.3 billion in the third quarter of 2016.  Reflecting ongoing repayments of loans obtained in the acquisition of Hudson City, average residential real estate loans declined $3.5 billion, or 14%, to $20.6 billion in the third quarter of 2017 from $24.1 billion in the year-earlier quarter.  Included in average residential real estate loans were loans held for sale, which averaged $346 million in the recent quarter and $374 million in the corresponding 2016 quarter.  Consumer loans averaged $12.8 billion in the third quarter of 2017, an increase of $844 million, or 7%, from $11.9 billion in the year-earlier quarter, predominantly due to growth in average automobile and recreational vehicle loans, partially offset by lower outstanding balances of home equity lines of credit.

Average loan and lease balances in the third quarter of 2017 declined $882 million from $89.3 billion in the second quarter of 2017.  As compared with 2017’s second quarter, average commercial loan and lease balances decreased $616 million, or 3%, in the recent quarter and average residential real estate loans in the third quarter of 2017 declined $710 million, or 3%, reflecting the continued pay down of loans obtained in the acquisition of Hudson City, while commercial real estate loan average balances increased $43 million, or less than 1%, and average consumer loans increased $400 million, or 3%. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2017	2016	2017
	(In millions)

Commercial, financial, etc.	$21,734	1%	(3)%
Real estate — commercial	33,257	6	—
Real estate — consumer	20,609	(14)	(3)
Consumer
Automobile	3,328	19	5
Home equity lines and loans	5,413	(6)	(1)
Other	4,045	19	9
Total consumer	12,786	7	3
Total	$88,386	—%	(1)%

For the first nine months of 2017, average loans and leases totaled $89.1 billion, up $986 million, or 1%, from $88.2 billion in the corresponding period of 2016.  Growth in commercial real estate loans, commercial loans and leases and consumer loans were partially offset by a decline in residential real estate loans.

The investment securities portfolio averaged $15.4 billion in the recent quarter, up $1.1 billion, or 8%, from $14.4 billion in the year-earlier quarter, but $470 million lower than the $15.9 billion averaged in the second quarter of 2017.  For the first nine months of 2017 and 2016, investment securities averaged $15.8 billion and $14.9 billion, respectively.  Those changes reflect the net effect of purchases, offset by maturities and pay downs of mortgage-backed securities.  During the second quarter of 2017, the Company purchased $658 million of mortgage-backed securities, predominantly Ginnie Mae securities, and $214 million of U.S. Treasury notes.  The Company sold $512 million of available-for-sale Fannie Mae and Freddie Mac mortgage-backed securities during 2017’s second quarter largely due to the limitations on the amount of Fannie Mae and Freddie Mac mortgage-backed securities that are permitted to be included in the highest tier of “high quality liquid assets” for the Liquidity Coverage Ratio (“LCR”) calculation. During the third quarter of 2016, the Company sold substantially all of its collateralized debt obligations that were held in the available-for-sale investment securities portfolio for a gain of approximately $28 million.  Those securities were sold in large part in response to the provisions of the Volcker Rule.  During the third quarter of 2017, there were no significant purchases or sales of investment securities.  The investment securities portfolio is largely comprised of residential mortgage-backed securities, debt securities issued by municipalities, trust preferred securities issued by certain financial institutions, and shorter-term U.S. Treasury and federal agency notes.  When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments.  The Company manages its investment securities portfolio, in part, to satisfy the requirements of the LCR that became effective in January 2016.  The LCR is intended to ensure that banks hold a sufficient amount of “high quality liquid assets” to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. For additional information concerning the LCR rules, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2016 under the heading “Liquidity.”

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the nine-month periods ended September 30, 2017 or 2016.  Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold.  Those other earning assets in the aggregate averaged $4.8 billion in the two most recent quarters, compared with $9.8 billion in the third quarter of 2016.  Interest-bearing deposits at banks averaged $4.7 billion during each of the quarters ended September 30, 2017 and June 30, 2017 and $9.7 billion in the quarter ended September 30, 2016.  For the nine-month periods ended September 30, 2017 and 2016, average balances of interest-bearing deposits at banks were $5.2 billion and $8.9 billion, respectively.  The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.  The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.

As a result of the changes described herein, average earning assets totaled $108.6 billion in the most recent quarter, compared with $112.9 billion in the year-earlier quarter and $110.0 billion in the second quarter of 2017.  Average earning assets aggregated $110.2 billion and $112.0 billion during the nine-month periods ended September 30, 2017 and 2016, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $91.0 billion in the third quarter of 2017, compared with $93.2 billion in the year-earlier quarter and $92.0 billion in the second quarter of 2017.  The decline in average core deposits in the third quarter of 2017 as compared with the year-earlier quarter reflected a $4.1 billion, or 37%, decrease in time deposits, predominantly related to maturities of relatively high-rate deposits obtained in the acquisition of Hudson City, partially offset by growth in noninterest-bearing deposits, in part reflecting balances associated with trust customers.  As compared with 2017’s second quarter, the most significant factor for the decrease in average core deposits in the recent quarter was the continued decline of average time deposits, largely associated with deposits obtained in the Hudson City acquisition.  The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2017	2016	2017
	(In millions)

Savings and interest-checking deposits	$52,056	1%	(1)%
Time deposits	6,897	(37)	(10)
Noninterest-bearing deposits	32,005	4	—
Total	$90,958	(2)%	(1)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $717 million in the recent quarter, compared with $1.3 billion in the third quarter of 2016 and $808 million in the second 2017 quarter.  Cayman Islands office deposits averaged $169 million, $220 million and $163 million for the quarters ended September 30, 2017, September 30, 2016 and June 30, 2017, respectively.  Brokered time deposits averaged $59 million in each of the quarters ended September 30, 2017, September 30, 2016 and June 30, 2017. The Company also had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $1.2 billion, $1.0 billion and $1.1 billion during the third quarter of 2017, the corresponding 2016 quarter and the second quarter of 2017, respectively. The levels of brokered deposit accounts reflect the demand for such deposits, largely resulting from the desire of brokerage firms to earn reasonable yields while ensuring that customer deposits are fully insured.  The level of Cayman Islands office deposits is also reflective of customer demand.  Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of less than one year.  Average short-term borrowings totaled $244 million in the recent quarter, compared with $231 million in the third quarter of 2016 and $212 million in the second quarter of 2017.  Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $139 million and $160 million in the third quarters of 2017 and 2016, respectively, and $141 million in the second quarter of 2017.

Long-term borrowings averaged $8.0 billion in the recent quarter, compared with $10.3 billion in the year-earlier quarter and $8.3 billion in the second quarter of 2017.  M&T Bank has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Average balances of senior notes outstanding under that program were $4.7 billion, $5.2 billion and $4.8 billion during the three-month periods ended September 30, 2017, September 30, 2016 and June 30, 2017, respectively.  During August 2017, M&T Bank issued $750 million of 2.05% fixed rate senior notes that mature in 2020.  During May 2017, M&T Bank issued $650 million of fixed rate and $250 million of variable rate senior notes that mature in 2022.  During June 2017, M&T Bank redeemed $750 million of 1.40% fixed rate senior notes. The notes had a maturity date of July 25, 2017 and were redeemable on or after the 30th day prior to the maturity date.   Outstanding balances of the senior unsecured notes were $5.0 billion at September 30, 2017 and $5.2 billion at December 31, 2016.  Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $580 million in the recent quarter, compared with $1.2 billion and $1.0 billion in the third quarter of 2016 and the second quarter of 2017, respectively.  Subordinated capital notes included in long-term borrowings averaged $1.8 billion in the recent quarter and $1.5 billion during each of the quarters ended September 30, 2016 and June 30, 2017.  During August 2017, M&T Bank issued $500 million of 3.40% fixed rate subordinated capital notes that mature in 2027 in accordance with M&T’s 2017 Capital Plan.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings totaled $518 million in each of the two most recent quarters, compared with $516 million in the third quarter of 2016.  Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.  Also included in long-term borrowings were agreements to repurchase securities, which averaged $427 million in the recently completed quarter, compared with $1.9 billion in the year-earlier quarter and $430 million in the second quarter of 2017.  The lower average balances of repurchase agreements in the 2017 periods as compared with the third quarter of 2016 reflect maturities.  The repurchase agreements held at September 30, 2017 totaled $425 million and have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.  The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt.  As of September 30, 2017, interest rate swap agreements were used to hedge approximately $5.0 billion of outstanding fixed rate long-term borrowings. During the third quarter of 2017, the Company entered into $1.3 billion of interest rate swap agreements to hedge the senior notes and subordinated capital notes issued in

August 2017. In the second quarter of 2017, the Company entered into $2.8 billion of interest rate swap agreements to hedge the aforementioned senior notes issued during that quarter and certain existing fixed rate borrowings.  Further information on interest rate swap agreements is provided in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.32% in the recent quarter, compared with 2.85% in the third quarter of 2016.  The yield on earning assets during the third quarter of 2017 was 3.89%, up 45 basis points from 3.44% in the year-earlier period, while the rate paid on interest-bearing liabilities decreased two basis points to .57% in the recent quarter from .59% in the similar 2016 period.  In the second quarter of 2017, the net interest spread was 3.27%, the yield on earning assets was 3.79% and the rate paid on interest-bearing liabilities was .52%.  For the first nine months of 2017, the net interest spread was 3.25%, up 31 basis points from the year-earlier period.  The yield on earning assets and the rate paid on interest-bearing liabilities for the nine-month period ended September 30, 2017 were 3.79% and .54%, respectively, compared with 3.50% and .56%, respectively, in the corresponding 2016 period.  The widening of the net interest spread in the recent quarter as compared with the third quarter of 2016 and second quarter of 2017 and in the first nine months of 2017 as compared with the corresponding nine months of 2016 was largely due to the effect of increases in short-term interest rates initiated by the Federal Reserve in mid-December 2016, mid-March 2017 and mid-June 2017 that contributed to higher yields on loans and leases.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $39.2 billion in the recent quarter, compared with $37.3 billion in the third quarter of 2016 and $39.1 billion in the second quarter of 2017.  The increases in average net interest-free funds in the two most recent quarters as compared with the third quarter of 2016 reflect higher average balances of noninterest-bearing deposits.  Those deposits averaged $32.0 billion, $30.8 billion and $31.9 billion in the quarters ended September 30, 2017, September 30, 2016 and June 30, 2017, respectively.  During the first nine months of 2017 and 2016, average net interest-free funds aggregated $39.6 billion and $36.0 billion, respectively.  The growth in average noninterest-bearing deposits since the third quarter of 2016 reflects, in part, higher deposits of trust customers.  Shareholders’ equity averaged $16.3 billion and goodwill and core deposit and other intangible assets averaged $4.7 billion in each of the three-month periods ended September 30, 2017, September 30, 2016 and June 30, 2017.  Cash surrender value of bank owned life insurance averaged $1.8 billion in the recent quarter, compared with $1.7 billion during each of the quarters ended September 30, 2016 and June 30, 2017.  Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .21% in the third quarter of 2017, compared with .20% and .18% in the third quarter of 2016 and the second quarter of 2017, respectively.  That contribution for the first nine months of 2017 and 2016 was .19% and .18%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.53% in the third quarter of 2017, compared with 3.05% in the corresponding 2016 period and 3.45% in the second quarter of 2017. During the first nine months of 2017 and 2016, the net interest margin was 3.44% and 3.12%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields earned on assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $7.0 billion at September 30, 2017, compared with $1.4 billion and $900 million at September 30, 2016 and December 31, 2016, respectively. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates.  The $6.1 billion increase in notional amount from December 31, 2016 reflects additions of $2.0 billion of interest rate swaps designated as cash flow hedges of variable rate commercial real estate loans and $4.1 billion of interest rate swaps designated as fair value hedges of fixed rate long-term borrowings.  There were no interest rate swap agreements designated as cash flow hedges at September 30, 2016 or December 31, 2016.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income.  In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately.  The amounts of hedge ineffectiveness recognized during each of the quarters ended September 30, 2017, September 30, 2016 and June 30, 2017 were not material to the Company’s consolidated results of operations. The estimated aggregate net fair value of interest rate swap agreements designated as fair value hedges represented losses (without consideration of any settlement payments) of approximately $12 million at September 30, 2017, compared with gains (without consideration of any settlement payments) of $21 million at September 30, 2016, $12 million at December 31, 2016 and $2 million at June 30, 2017.  The fair values of such interest rate swap agreements were substantially offset by changes in the fair values of the hedged items.  The estimated fair values of the interest rate swap agreements designated as cash flow hedges were net losses (without consideration of any settlement payments) of approximately $3.4 million at September 30, 2017 and $1.5 million at June 30, 2017.  Net of applicable income taxes, the amount of such losses reflected in “accumulated other comprehensive income, net” in the Company’s consolidated balance sheet were approximately $2 million and $1 million at September 30 and June 30, 2017, respectively.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.  The Company’s credit exposure as of September 30, 2017 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty, periodic settlements and counterparty postings of $5 million of collateral with the Company.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.29% and 1.81% respectively, at September 30, 2017.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended September 30
.	2017		2016
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$1,181	—%	$—	—%
Interest expense	(6,059)	(.03)	(9,462)	(.05)
Net interest income/margin	$7,240	.03%	$9,462	.03%
Average notional amount	$6,352,174		$1,400,000
Rate received (b)		2.26%		4.42%
Rate paid (b)		1.76%		1.68%

	Nine Months Ended September 30
	2017		2016
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$2,275	—%	$—	—%
Interest expense	(15,611)	(.03)	(29,593)	(.05)
Net interest income/margin	$17,886	.02%	$29,593	.04%
Average notional amount	$3,807,326		$1,400,000
Rate received (b)		2.38%		4.42%
Rate paid (b)		1.74%		1.58%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions.  Short-term federal funds borrowings were $134 million, $159 million and $112 million at September 30, 2017, September 30, 2016 and December 31, 2016, respectively.  In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $232 million at September 30, 2017, $223 million at September 30, 2016 and $202 million at December 31, 2016.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which totaled approximately $1.3 billion at September 30, 2017, $1.1 billion at September 30, 2016 and $1.2 billion at December 31, 2016.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  There were $2 million of VRDBs in the Company’s trading account at September 30, 2017, compared with $73 million at September 30, 2016 and $30 million at December 31, 2016.  The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.2 billion at September 30, 2017, compared with $1.6 billion and $1.3 billion at September 30, 2016 and December 31, 2016, respectively.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at September 30, 2017 approximately $819 million was available for payment of dividends to M&T from bank subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 5 of Notes to Financial Statements.

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

The accompanying table as of September 30, 2017 and December 31, 2016 displays the estimated impact on net interest income from non-trading financial instruments in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	September 30, 2017		December 31, 2016
	(In thousands)

+200 basis points	$134,336		227,283
+100 basis points	96,895		147,400
-50 basis points	—	(a)	(98,945)
-100 basis points	(180,632)		—	(a)

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

The notional amounts of interest rate contracts entered into for trading account purposes were $15.5 billion at September 30, 2017, $21.2 billion at September 30, 2016 and $21.6 billion at December 31, 2016.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $545 million at September 30, 2017, compared with $891 million at September 30, 2016 and $471 million at December 31, 2016.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet totaled $171 million and $110 million, respectively, at September 30, 2017. Effective January 2017, certain clearinghouse exchanges revised their rules to re-characterize required collateral postings for changes in fair value of exchange-traded derivatives as legal settlements of those positions. As a result, the fair value asset and liability amounts at September 30, 2017 have been reduced by contractual settlements of $89 million and $29 million, respectively. The fair values of trading account assets and liabilities were $489 million and $293 million, respectively, at September 30, 2016 and $324 million and $174 million, respectively, at December 31, 2016.  Included in trading account assets were assets related to deferred compensation plans totaling $23 million at each of September 30, 2017 and 2016 and $22 million at December 31, 2016.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet were liabilities related to deferred compensation plans totaling $26 million at each of September 30, 2017, September 30, 2016 and December 31, 2016.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $25 million at September 30, 2017, $28 million at September 30, 2016 and $24 million at December 31, 2016.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $30 million in the recent quarter, compared with $47 million in the third quarter of 2016 and $52 million in the second quarter of 2017. For the nine-month periods ended September 30, 2017 and 2016, the provision for credit losses was $137 million and $128 million, respectively. Net charge-offs of loans were $25 million in the recent quarter, compared with $41 million in the corresponding 2016 quarter and $45 million in the second quarter of 2017. Net charge-offs as an annualized percentage of average loans and leases were .11% in the recent quarter, compared with .19% in the year-earlier quarter and .20% in the second quarter of 2017. Net charge-offs for the nine-month periods ended September 30 totaled $113 million in 2017 and $108 million in 2016, representing an annualized rate of .17% and .16% of average loans and leases in those respective periods. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2017
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$11,896	21,814	5,291	39,001
Real estate:
Commercial	3,971	1,419	(5,637)	(247)
Residential	4,752	3,169	2,178	10,099
Consumer	21,948	18,803	23,067	63,818
	$42,567	45,205	24,899	112,671

	2016
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$902	(3,132)	14,117	11,887
Real estate:
Commercial	(1,141)	(1,866)	(140)	(3,147)
Residential	5,085	3,115	4,835	13,035
Consumer	37,394	26,139	22,563	86,096
	$42,240	24,256	41,375	107,871

Reflected in net charge-offs of commercial loans and leases was: an $8 million charge-off in the second quarter of 2017 associated with a provider of asset management, trading, and merger and acquisition advisory services; a $6 million charge-off in the first quarter of 2017 associated with a producer of powdered cellulose and fiber filler products used for food and industrial applications; a $12 million charge-off of loans to a commercial maintenance services provider in the third quarter of 2016 and a $7 million recovery of a previously charged-off loan in the second quarter of 2016. Included in net charge-offs of consumer loans and leases were net charge-offs during the quarters ended September 30, 2017, September 30, 2016 and June 30, 2017, respectively, of: automobile loans of $9 million, $7 million and $7 million; recreational vehicle loans of $4 million, $4 million and $2 million; and home equity loans and lines of credit secured by one-to-four family residential properties of $2 million, $5 million and $3 million. Beginning in the first quarter of 2016, the Company accelerated the charge off of consumer loans associated with customers who were either deceased or had filed for bankruptcy that, in accordance with GAAP, had previously been considered when determining the level of the allowance for credit losses and were charged-off following the Company’s normal charge-off procedures to the extent the loans subsequently became delinquent.  Reflected in consumer loan charge-offs in the second quarter of 2016 was a $6 million charge-off of a personal usage loan.  For the nine-month periods ended September 30, 2017 and 2016, net consumer loan charge-offs included the following: automobile loans of $25 million and $24 million, respectively; recreational vehicle loans of $11 million and $19 million, respectively; and home equity loans and lines of credit of $8 million and $14 million, respectively.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses.  Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates.  For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans.  The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet.  The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect.  The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans, including its estimates of lifetime principal losses. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances.  Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $1.1 billion, $2.0 billion and $1.8 billion at September 30, 2017, September 30, 2016 and December 31, 2016, respectively.  The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of September 30, 2017 and December 31, 2016 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	September 30, 2017	December 31, 2016
	(In thousands)

Commercial, financial, leasing, etc.	$4,606	4,794
Commercial real estate	31,524	39,867
Residential real estate	36,128	59,657
Consumer	8,484	11,275
Total	$80,742	115,593

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired at a premium was $12.1 billion and $14.2 billion at September 30, 2017 and December 31, 2016, respectively. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount.  Rather, subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans aggregated $869 million or .99% of total loans and leases outstanding at September 30, 2017, compared with $837 million or .93% a year earlier, $920 million or 1.01% at December 31, 2016 and $872 million or .98% at June 30, 2017.  The higher levels of nonaccrual loans since September 30, 2016 reflect the migration of previously performing residential real estate loans obtained in the acquisition of Hudson City that became past due over 90 days after September 30, 2016.  The lower level of nonaccrual loans at September 30, 2017 as compared with December 31, 2016 reflects the effect of borrower repayment performance and charge-offs.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) totaled $261 million or .30% of total loans and leases at September 30, 2017, compared with $317 million or .35% at September 30, 2016, $301 million or .33% at December 31, 2016 and $265 million or .30% at June 30, 2017. Those amounts included loans guaranteed by government-related entities of $252 million, $282 million, $283 million and $235 million at September 30, 2017, September 30, 2016, December 31, 2016 and June 30, 2017, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $207 million at September 30, 2017, $225 million at September 30, 2016, $224 million at December 31, 2016 and $185 million at June 30, 2017. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments.  Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The carrying amount of such loans was $467 million at September 30, 2017, or .5% of total loans. Of that amount, $411 million was related to the Hudson City acquisition. Purchased impaired loans totaled $617 million and $578 million at September 30 and December 31, 2016, respectively.

Accruing loans acquired at a discount past due 90 days or more are loans that could not be specifically identified as impaired as of the acquisition date, but were recorded at estimated fair value as of such date. Such loans totaled $56 million at September 30, 2017, compared with $65 million at September 30, 2016 and $61 million at December 31, 2016.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance.  Such loans aggregated $184 million, $170 million and $171 million at September 30, 2017, September 30, 2016 and December 31, 2016, respectively.

Nonaccrual commercial loans and leases were $204 million at September 30, 2017, $231 million at September 30, 2016, $261 million at December 31, 2016 and $201 million at June 30, 2017. Commercial real estate loans classified as nonaccrual aggregated $222 million at September 30, 2017, $198 million at September 30, 2016, $211 million at December 31, 2016 and $225 million at June 30, 2017.  Nonaccrual commercial real estate loans included construction-related loans of $22 million, $41 million, $35 million and $23 million at September 30, 2017, September 30, 2016, December 31, 2016 and June 30, 2017, respectively.  Those nonaccrual construction loans included loans to residential builders and developers of $2 million, $20 million, $17 million and $7 million at September 30, 2017, September 30, 2016, December 31, 2016 and June 30, 2017, respectively. Information about the location of nonaccrual and charged-off loans to residential real estate builders and developers as of and for the three-month period ended September 30, 2017 is presented in the accompanying table.

RESIDENTIAL BUILDER AND DEVELOPER LOANS, NET OF UNEARNED DISCOUNT

				Quarter Ended
	September 30, 2017			September 30, 2017
		Nonaccrual		Net Charge-offs (Recoveries)
	Outstanding Balances(b)	Balances	Percent of Outstanding Balances	Balances	Annualized Percent of Average Outstanding Balances
	(Dollars in thousands)

New York	$430,628	$382	.09%	$(33)	(.03)%
Pennsylvania	100,932	263	.26	(3,608)	(13.13)
Mid-Atlantic (a)	469,064	1,691	.36	(249)	(.21)
Other	663,269	1,187	.18	(13)	(.01)
Total	$1,663,893	$3,523	.21%	$(3,903)	(.93)%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes approximately $16 million of loans not secured by real estate, of which approximately $1 million are in nonaccrual status.

Residential real estate loans in nonaccrual status aggregated $338 million at September 30, 2017, compared with $303 million at September 30, 2016, $336 million at December 31, 2016 and $343 million at June 30, 2017.  The increase in residential real estate loans classified as nonaccrual subsequent to September 30, 2016 reflects the migration of previously performing loans obtained in the acquisition of Hudson City that became more than 90 days delinquent.  Such nonaccrual residential real estate loans totaled $211 million at each of September 30 and June 30, 2017, $149 million at September 30, 2016 and $190 million at December 31, 2016. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making loan payments at that time and the loans were not recorded at a discount. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $102 million, $89 million, $107 million and $106 million at September 30, 2017, September 30, 2016, December 31, 2016 and June 30, 2017, respectively.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Such loans in the Company’s portfolio prior to the Hudson City transaction were originated by the Company before 2008. Hudson City discontinued its limited documentation loan program in January 2014. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) aggregated $250 million at September 30, 2017, compared with $281 million at each of September 30, 2016 and December 31, 2016 and $233 million at June 30, 2017.  A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2017 is presented in the accompanying table.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	September 30, 2017			Quarter Ended September 30, 2017
		Nonaccrual		Net Charge-offs (Recoveries)
					Annualized Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,749,347	$77,500	1.35%	$1,023	.07%
Pennsylvania	1,449,304	15,090	1.04	50	.01
Maryland	1,149,341	13,122	1.14	(412)	(.14)
New Jersey	4,472,114	58,123	1.30	1,014	.09
Other Mid-Atlantic (a)	1,004,391	10,438	1.04	(11)	(.01)
Other	3,283,823	61,418	1.87	573	.07
Total	$17,108,320	$235,691	1.38%	$2,237	.05%
Residential construction loans:
New York	$5,032	$—	—%	$—	—%
Pennsylvania	1,936	343	17.74	(66)	(16.23)
Maryland	1,376	—	—	—	—
New Jersey	1,984	—	—	—	—
Other Mid-Atlantic (a)	3,742	—	—	—	—
Other	8,232	329	3.99	(17)	(.90)
Total	$22,302	$672	3.01%	$(83)	(1.55%)
Limited documentation first mortgages:
New York	$1,351,590	$40,086	2.97%	$39	.01%
Pennsylvania	65,542	5,333	8.14	(112)	(.66)
Maryland	38,316	2,605	6.80	20	.21
New Jersey	1,207,609	25,694	2.13	158	.05
Other Mid-Atlantic (a)	31,445	2,210	7.03	84	1.00
Other	440,038	25,990	5.91	(165)	(.14)
Total	$3,134,540	$101,918	3.25%	$24	—%
First lien home equity loans and lines of credit:
New York	$1,293,963	$15,927	1.23%	$699	.22%
Pennsylvania	809,772	8,772	1.08	92	.05
Maryland	668,522	6,544	.98	468	.28
New Jersey	60,068	351	.58	43	.31
Other Mid-Atlantic (a)	207,006	1,701	.82	11	.02
Other	28,365	915	3.22	53	.82
Total	$3,067,696	$34,210	1.12%	$1,366	.18%
Junior lien home equity loans and lines of credit:
New York	$835,542	$20,598	2.47%	$634	.30%
Pennsylvania	326,133	3,844	1.18	(75)	(.09)
Maryland	719,782	11,402	1.58	287	.16
New Jersey	117,989	1,196	1.01	142	.47
Other Mid-Atlantic (a)	280,435	2,089	.74	204	.28
Other	41,420	1,761	4.25	(200)	(1.92)
Total	$2,321,301	$40,890	1.76%	$992	.17%
Limited documentation junior lien:
New York	$753	$—	—%	$(1)	(.48%)
Pennsylvania	324	—	—	—	—
Maryland	1,373	91	6.64	—	—
New Jersey	382	—	—	—	—
Other Mid-Atlantic (a)	643	—	—	—	—
Other	4,190	393	9.38	19	1.77
Total	$7,665	$484	6.31%	$18	.92%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Nonaccrual consumer loans were $105 million at September 30, 2017, compared with $104 million at September 30, 2016, $112 million at December 31, 2016 and $103 million at June 30, 2017.  Included in nonaccrual consumer loans at September 30, 2017, September 30, 2016, December 31, 2016 and June 30, 2017 were: automobile loans of $21 million, $14 million, $19 million and $17 million, respectively; recreational vehicle loans of $5 million, $6 million, $7 million and $5 million, respectively; and outstanding balances of home equity loans and lines of credit of $76 million, $80 million, $82 million and $77 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2017 is presented in the accompanying table.

Information about past due and nonaccrual loans as of September 30, 2017 and December 31, 2016 is also included in note 4 of Notes to Financial Statements.

Real estate and other foreclosed assets totaled $111 million at September 30, 2017, compared with $160 million at September 30, 2016, $139 million at December 31, 2016 and $104 million at June 30, 2017.  Net gains or losses resulting from sales of real estate and other foreclosed assets were not material in the three-month periods ended September 30, 2017, September 30, 2016 or June 30, 2017.  At September 30, 2017, the Company’s holding of residential real estate-related properties comprised approximately 96% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENOGIATED AND IMPAIRED LOAN DATA

	2017 Quarters			2016 Quarters
	Third	Second	First	Fourth	Third
	(Dollars in thousands)

Nonaccrual loans	$869,362	872,374	926,675	920,015	837,362
Real estate and other foreclosed assets	110,515	104,424	119,155	139,206	159,881
Total nonperforming assets	$979,877	976,798	1,045,830	1,059,221	997,243
Accruing loans past due 90 days or more(a)	$261,288	265,461	280,019	300,659	317,282
Government guaranteed loans included in totals above:
Nonaccrual loans	$34,687	39,296	39,610	40,610	47,130
Accruing loans past due 90 days or more	252,072	235,227	252,552	282,659	282,077
Renegotiated loans	$226,672	221,892	191,343	190,374	217,559
Acquired accruing loans past due 90 days or more(b)	$56,225	57,498	63,732	61,144	65,182
Purchased impaired loans(c):
Outstanding customer balance	$779,340	838,476	890,431	927,446	981,105
Carrying amount	466,943	512,393	552,935	578,032	616,991

Nonaccrual loans to total loans and leases, net of unearned discount	.99%	.98%	1.04%	1.01%	.93%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.11%	1.10%	1.17%	1.16%	1.11%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.30%	.30%	.31%	.33%	.35%

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

Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2017 in light of:  (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company.  While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the volatile nature of global markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 55% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system which is applied to all commercial loans and commercial real estate loans. Loan grades are utilized to differentiate risk within the portfolio and consider the expectations of default for each loan. Commercial loans and commercial real estate loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans were $2.4 billion at each of September 30, 2017 and December 31, 2016, compared with $2.5 billion at September 30, 2016 and $2.3 billion at June 30, 2017.  Approximately 97% of loan balances added to the criticized category during the recent quarter were less than 90 days past due and 86% had a current payment status.  Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most of those loans.

Loan officers in different geographic locations with the support of the Company’s credit department personnel are responsible to continuously review and reassign loan grades to pass and criticized loans based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed.  On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.  For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are reviewed. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At September 30, 2017, approximately 57% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 69% (or approximately 30% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At September 30, 2017, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $10 million, compared with $14 million at September 30, 2016, $12 million at December 31, 2016 and $11 million at June 30, 2017.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2017, approximately 83% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 20% were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and detailed or intensified credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 4 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan-by-loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 43% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained at a discount in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components.  Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. For loans acquired at a discount, the impact of estimated future credit losses represents the predominant difference between contractually required payments and the cash flows expected to be collected. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at September 30, 2017 appropriately reflected credit losses inherent in the portfolio as of that date.  The allowance for credit losses was $1.01 billion, or 1.15% of total loans and leases at September 30, 2017, compared with $976 million or 1.09% at September 30, 2016, $989 million or 1.09% at December 31, 2016 and $1.01 billion or 1.13% at June 30, 2017.  The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value.  However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio.  The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein.  Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods.  The ratio of the allowance for credit losses to nonaccrual loans was 117% at each of September 30, 2017 and 2016, compared with 107% at December 31, 2016 and 116% at June 30, 2017.  Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $459 million in the third quarter of 2017, compared with $491 million in the corresponding 2016 period and $461 million in the second quarter of 2017.  The higher other income in last year’s third quarter resulted predominantly from $28 million of gains on bank investment securities.  As compared with the second quarter of 2017, higher mortgage banking revenues in the recent quarter were largely offset by lower credit-related fees.

Mortgage banking revenues were $97 million in the recent quarter, compared with $104 million in the third quarter of 2016 and $86 million in the second quarter of 2017.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $63 million in the third quarter of 2017, compared with $67 million in the year-earlier quarter and $61 million in 2017’s second quarter.  The decline in residential mortgage banking revenues in the recent quarter as compared with the corresponding 2016 quarter was the result of lower gains from origination activities, reflecting a 9% decline in origination volumes.  The improvement from 2017’s second quarter was due to higher servicing fees.

New commitments to originate residential real estate loans to be sold were approximately $757 million in the recently completed quarter, compared with $836 million in the third quarter of 2016 and $773 million in the second quarter of 2017. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $17 million in each of the second and third quarters of 2017, compared with gains of $21 million in the third quarter of 2016.

Loans held for sale that were secured by residential real estate were $347 million at September 30, 2017, $415 million at September 30, 2016 and $414 million at December 31, 2016.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates aggregated $658 million and $483 million, respectively, at September 30, 2017, $845 million and $636 million, respectively, at September 30, 2016, and $777 million and $479 million, respectively, at December 31, 2016.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $15 million at each of September 30, 2017 and December 31, 2016, and $22 million at September 30, 2016.  Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenues of $2 million in the recent quarter, compared with net increases of $3 million in the third quarter of 2016 and $4 million in the second quarter of 2017.

Revenues from servicing residential real estate loans for others were $46 million in each of the third quarters of 2017 and 2016, compared with $44 million during the quarter ended June 30, 2017.  Residential real estate loans serviced for others aggregated $81.9 billion at September 30, 2017, $55.0 billion at September 30, 2016, $53.2 billion at December 31, 2016 and $72.6 billion at June 30, 2017.  Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $59.3 billion at September 30, 2017, $32.1 billion at September 30, 2016, $30.4 billion at December 31, 2016 and $49.9 billion at June 30, 2017.  Revenues earned for sub-servicing loans aggregated $26 million for the three-month period ended September 30, 2017, compared with $25 million for each of the three-month periods ended June 30, 2017 and September 30, 2016. During 2017, the Company acquired additional sub-servicing of residential real estate loans as follows: in March, approximately $12.4 billion of outstanding principal balances were added; in June, outstanding principal balances of approximately $11.2 billion were added; and during September, approximately $12.0 billion of outstanding principal balances were added.  The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC (“BLG”). Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company.  Capitalized residential mortgage loan servicing assets totaled $116 million at September 30, 2017, compared with $117 million at each of September 30, 2016 and December 31, 2016.

Commercial mortgage banking revenues totaled $34 million in the third quarter of 2017, compared with $37 million in the corresponding 2016 period and $25 million in the second quarter of 2017.  Included in such amounts were revenues from loan origination and sales activities of $21 million in the recently completed quarter, compared with $25 million and $11 million in the third quarter of 2016 and the second quarter of 2017, respectively. Commercial real estate loans originated for sale to other investors aggregated approximately $839 million in the third quarter of 2017, compared with $721 million in the year-earlier quarter and $510 million in the second quarter of 2017. Loan servicing revenues were $13 million in the recent quarter, compared with $11 million in the third quarter of 2016 and $14 million in the second 2017 quarter.  Capitalized commercial mortgage servicing assets totaled $111 million and $92 million at September 30, 2017 and 2016, respectively, and $104 million at December 31, 2016.  Commercial real estate loans serviced for other investors totaled $15.7 billion, $11.3 billion, and $11.8 billion at September 30, 2017, September 30, 2016 and December 31, 2016, respectively, and included $3.2 billion, $2.7 billion and $2.8 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible.  In January 2017, the Company purchased commercial mortgage servicing rights and other assets associated with approximately $2.7 billion of loans.  The purchase price and assets acquired were not material to the Company’s consolidated financial position.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $394 million and $171 million, respectively, at September 30, 2017, $694 million and $403 million, respectively, at September 30, 2016 and $713 million and $70 million, respectively, at December 31, 2016.  Commercial real estate loans held for sale at September 30, 2017, September 30, 2016 and December 31, 2016 were $224 million, $290 million and $643 million, respectively. The higher balance at December 31, 2016 reflected loans originated late in 2016 that were not delivered to investors until 2017.

Service charges on deposit accounts were $109 million in the third quarter of 2017, compared with $108 million in the similar 2016 quarter and $106 million in the second quarter of 2017.  Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $15 million during the recently completed quarter, compared with $16 million in the third quarter of 2016 and $17 million in the second 2017 quarter.  Trading account and foreign exchange activity resulted in gains of $7 million in the third quarter of 2017, compared with gains of $13 million and $8 million in the third quarter of 2016 and the second quarter of 2017, respectively.  The decline in such gains in the two most recent quarters as compared with the third quarter of 2016 reflects reduced activity related to interest rate swap transactions executed on behalf of commercial customers.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Trust income includes fees related to two significant businesses.  The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income totaled $125 million in the third quarter of 2017, compared with $119 million in the third quarter of 2016 and $127 million in second quarter of 2017.  Revenues associated with the ICS business were approximately $64 million, $58 million and $63 million during the quarters ended September 30, 2017, September 30, 2016 and June 30, 2017, respectively. The higher revenues in the two most recent quarters as compared with the third quarter of 2016 reflect increased fees earned from money-market funds and stronger sales activities. Revenues attributable to WAS were approximately $56 million, $52 million and $60 million for the three-month periods ended September 30, 2017, September 30, 2016 and June 30, 2017, respectively.  The increase in the recent quarter as compared with the similar 2016 period largely reflects the impact of improved equity market performance and stronger sales activities.  The second quarter of 2017 included $4 million of annual tax preparation fees.  Total trust assets, which include assets under management and assets under administration, totaled $230.5 billion at September 30, 2017, compared with $208.4 billion at September 30, 2016 and $210.6 billion at December 31, 2016.  Trust assets under management were $76.9 billion, $70.8 billion and $70.7 billion at September 30, 2017, September 30, 2016 and December 31, 2016, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $10.7 billion, $11.5 billion and $10.9 billion at September 30, 2017, September 30, 2016 and December 31, 2016, respectively.  Additional trust income from investment management activities aggregated $5 million in the recent quarter, $8 million in the third quarter of 2016 and $4 million in the second quarter of 2017. That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager. Assets managed by that affiliated manager totaled $6.6 billion at September 30, 2017, $7.0 billion at September 30, 2016 and $7.3 billion at December 31, 2016.  The Company’s trust income from that affiliate was not material during any of the quarters then-ended.

The Company realized gains from sales of investment securities of $28 million during the third quarter of 2016, when the Company sold substantially all of its collateralized debt obligations that had been held in the available-for-sale investment securities portfolio and that had been obtained through the acquisition of other banks.  In total, securities with an amortized cost of $28 million were sold.  Divestiture of the majority of those securities would have been required prior to July 21, 2017 in accordance with the provisions of the Volcker Rule.  There were no significant gains or losses on investment securities in the second or third quarters of 2017.

Other revenues from operations were $107 million in the third quarter of 2017, compared with $104 million in the year-earlier quarter and $117 million in the second quarter of 2017.  The higher other revenues from operations in the second quarter of 2017 reflects a greater amount of letter of credit and other credit-related fees in that quarter.  Included in other revenues from operations were the following significant components.  Letter of credit and other credit-related fees aggregated $25 million in the recent quarter, compared with $31 million and $35 million in the third quarter of 2016 and the second 2017 quarter, respectively.  The lower revenues in the recent quarter as compared with those prior periods predominantly resulted from declines in fees for providing loan syndication services.  Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $16 million in the most recent quarter, compared with $12 million and $14 million in the third quarter of 2016 and second quarter of 2017, respectively.  Revenues from merchant discount and credit card fees were $31 million in the quarter ended September 30, 2017, compared with $28 million and $29 million during the quarters ended September 30, 2016 and June 30, 2017, respectively.  Insurance-related sales commissions and other revenues were $10 million in the third quarter of 2017, compared with $11 million in each of the year-earlier quarter and the second quarter of 2017.  M&T’s share of the operating losses of BLG recognized using the equity method of accounting and cash distributions received resulted in losses of $2 million in the third quarter of 2016 and income of $1 million in the second quarter of 2017.  There was no income or loss attributable to M&T’s investment in BLG in the recent quarter.  During the second quarter of 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero.  During that quarter, M&T received a cash distribution from BLG that resulted in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions cannot be estimated at this time.  BLG is entitled to receive distributions from affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T.  Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Other income aggregated $1.37 billion during the first nine months of 2017, $7 million higher than $1.36 billion in the first nine months of 2016.  That increase was largely attributable to higher trust income, merchant discount and credit card fees, and credit-related fees, and lower losses related to M&T’s share of the operating losses of BLG.  Partially offsetting those improvements were lower mortgage banking revenues and trading account and foreign exchange gains in the 2017 period and gains on investment securities recognized during the 2016 period.

Mortgage banking revenues totaled $268 million and $275 million during the nine-month periods ended September 30, 2017 and 2016, respectively.  Residential mortgage banking revenues aggregated $183 million in the first nine months of 2017, compared with $192 million during the nine-month period ended September 30, 2016.  New commitments to originate residential real estate loans to be sold aggregated $2.3 billion and $2.4 billion during the first nine months of 2017 and 2016, respectively.  Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $47 million and $54 million in the nine-month periods ended September 30, 2017 and 2016, respectively.  Revenues from servicing residential mortgage loans for others through September 30 were $136 million in 2017 and $137 million in 2016.  Included in servicing revenues were sub-servicing revenues aggregating $74 million and $73 million in the first nine months of 2017 and 2016, respectively.  Commercial mortgage banking revenues were $85 million and $83 million in the nine months ended September 30, 2017 and 2016, respectively.  Commercial real estate loans originated for sale to other investors totaled $1.7 billion and $1.6 billion in the nine-month periods ended September 30, 2017 and 2016, respectively.

Service charges on deposit accounts aggregated $320 million during the first nine months of 2017, compared with $314 million in the year-earlier period.  Trust income totaled $372 million and $350 million during the first nine months of 2017 and 2016, respectively.  The increase in trust income in 2017 as compared with 2016 was largely due to higher revenues from the ICS business, reflecting increased fees earned from money-market funds and stronger sales activities, and from the WAS business, resulting from improved equity market performance and stronger sales activities.  Brokerage services income was $49 million and $48 million in the nine-month periods ended September 30, 2017 and 2016, respectively.  Trading account and foreign exchange activity resulted in gains of $25 million and $33 million for the first nine months of 2017 and 2016, respectively.  The decline resulted predominantly from reduced activity associated with interest rate swap agreements executed on behalf of commercial customers.  Gains on investment securities were not significant in 2017 and were $29 million in the nine-month period ended September 30, 2016.

Other revenues from operations totaled $335 million in the first nine months of 2017, compared with $311 million in the similar 2016 period.  Other revenues from operations include the following significant components.  Letter of credit and other credit-related fees aggregated $94 million and $89 million in 2017 and 2016, respectively.  The higher revenues in the 2017 period were largely attributable to fees for providing loan syndication services.  Income from bank owned life insurance totaled $44 million in 2017 and $41 million in 2016.  Merchant discount and credit card fees were $88 million and $81 million in the first nine months of 2017 and 2016, respectively.  The higher revenues in the 2017 period were largely attributable to increased transaction volumes related to merchant activity and usage of the Company’s credit card products.  Insurance-related commissions and other revenues aggregated $33 million and $32 million in 2017 and 2016, respectively. M&T’s investment in BLG resulted in losses of $1 million in 2017 and $8 million in 2016.

Other Expense

Other expense aggregated $806 million in the third quarter of 2017, compared with $752 million in the year-earlier quarter and $751 million in the 2017’s second quarter. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $8 million in the two most recent quarters and $10 million in the third quarter of 2016. Exclusive of those nonoperating expenses, noninterest operating expenses were $798 million in the third quarter of 2017, compared with $743 million in each of the third quarter of 2016 and the second quarter of 2017.  The most significant factors for the increased level of operating expenses in the recent quarter as compared with the earlier quarters were increased legal-related and professional services costs.  As of September 30, 2017, the Company increased its reserve for legal matters by $50 million.  Table 2 provides a reconciliation of other expense to noninterest operating expense.

Other expense for the first nine months of 2017 aggregated $2.34 billion, $66 million higher than $2.28 billion in the first nine months of 2016. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $24 million and $34 million in the nine-month periods ended September 30, 2017 and 2016, respectively, and merger-related expenses of $36 million in the first nine months of 2016. Exclusive of those nonoperating expenses, noninterest operating expenses for the nine months of 2017 increased 5% to $2.32 billion from $2.21 billion from the corresponding 2016 period.  That $111 million increase was largely due to higher legal-related and professional service costs and increased expenses for salaries, including incentive compensation.

Salaries and employee benefits expense totaled $399 million in each of the recent quarter and the second quarter of 2017, compared with $400 million in the third quarter 2016.  During the first nine months of 2017 and 2016, salaries and employee benefits expense totaled $1.25 billion and $1.23 billion, respectively.  The higher level of expenses in the first nine months of 2017 as compared with the similar 2016 period was largely attributable to the impact of annual merit increases and higher incentive compensation costs.  Salaries and employee benefits expense included stock-based compensation of $10 million in each of the three-month periods ended September 30, 2017, September 30, 2016 and June 30, 2017, and $52 million and $55 million during the nine-month periods ended September 30, 2017 and 2016, respectively.  The number of full-time equivalent employees was 16,478 at September 30, 2017, 16,709 at September 30, 2016, 16,593 at December 31, 2016 and 16,526 at June 30, 2017, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $399 million and $343 million in the quarters ended September 30, 2017 and September 30, 2016, respectively, and $344 million in the second quarter of 2017.  On that same basis, such expenses were $1.07 billion and $984 million in the nine-month periods ended September 30, 2017 and 2016, respectively.  The increases in nonpersonnel operating expenses reflected in the third 2017 quarter as compared with the year-earlier quarter and the second quarter of 2017, and in the first nine months of 2017 as compared with the first nine months of 2016, were predominantly the result of higher legal-related and professional services costs, including the $50 million increase in the Company’s reserve for legal matters as of September 30, 2017.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 56.0% during the recent quarter, compared with 55.9% during the third quarter of 2016 and 52.7% in the second quarter of 2017.  The efficiency ratios for the nine-month periods ended September 30, 2017 and 2016 were 55.2% and 56.0%, respectively.  The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes for the third quarter of 2017 was $225 million, compared with $200 million and $215 million in the year-earlier quarter and the second quarter of 2017, respectively. For the nine-month periods ended September 30, 2017 and 2016, the provision for income taxes was $609 million and $564 million, respectively.  As noted earlier, M&T adopted new accounting guidance for share-based transactions during the first quarter of 2017. That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized as a component of income tax expense in the income statement. Previously, tax effects resulting from changes to M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise. The adoption of the amended accounting guidance resulted in an $18 million reduction of income tax expense in the initial 2017 quarter.  The impact of the amended guidance on the second and third quarters of 2017 was not significant.  As discussed earlier, the October 2017 settlement between Wilmington Trust Corporation and the U.S. Attorney’s Office for the District of Delaware resulted in a $44 million payment by Wilmington Trust Corporation that is not deductible for income tax purposes, resulting in a higher effective tax rate in the recent quarter.  The effective tax rates were 38.7%, 36.4% and 36.1% for the quarters ended September 30, 2017, September 30, 2016 and June 30, 2017, respectively, and 35.9% and 36.4% for the nine-month periods ended September 30, 2017 and 2016, respectively. Excluding the impact on income tax expense of the Wilmington Trust Corporation matter, the effective tax rate would have been 35.8% in the third quarter of 2017. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

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

Capital

Shareholders’ equity was $16.3 billion at each of September 30, 2017 and 2016, representing 13.55% and 12.88% of total assets, respectively, compared with $16.5 billion or 13.35% at December 31, 2016.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of September 30, 2017, September 30, 2016 and December 31, 2016. Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.

Reflecting the impact of repurchases of M&T’s common stock, common shareholders’ equity was $15.1 billion at each of September 30, 2017 and 2016, or $99.70 per share and $97.47 per share, respectively, compared with $15.3 billion, or $97.64 at December 31, 2016.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $69.02 at the end of the recent quarter, compared with $67.42 a year earlier and $67.85 at December 31, 2016.  The Company’s ratio of tangible common equity to tangible assets was 9.02% at September 30, 2017, compared with 8.55% a year earlier and 8.92% at December 31, 2016.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $18 million, or $.12 per common share, at September 30, 2017 and $175 million, or $1.13 per common share, at September 30, 2016, compared with net unrealized losses of $16 million, or $.10 per common share, at December

31, 2016.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.

Reflected in the carrying amount of available for sale investment securities at September 30, 2017 were pre-tax effect unrealized losses of $86 million on securities with an amortized cost of $6.3 billion and pre-tax effect unrealized gains of $133 million on securities with an amortized cost of $5.1 billion.  Information about unrealized gains and losses as of September 30, 2017 and December 31, 2016 is included in note 3 of Notes to Financial Statements.  Information concerning the Company’s fair valuations of investment securities is provided in note 12 of Notes to Financial Statements.

As of September 30, 2017, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate.  As of September 30, 2017, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 12 of the Notes to Financial Statements.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at September 30, 2017 and December 31, 2016, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $141 million and $158 million, respectively, and a fair value of $112 million and $121 million, respectively.  At September 30, 2017, 85% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 22% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 17% at September 30, 2017, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 33% and 64% respectively. Given the terms of the securitization structure, the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of September 30, 2017, those privately issued mortgage-backed securities were not other-than-temporarily impaired.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $260 million, or $1.72 per common share, at September 30, 2017, $285 million, or $1.84 per common share, at September 30, 2016 and $273 million, or $1.75 per common share, at December 31, 2016.

Consistent with its revised 2016 Capital Plan filed with the Federal Reserve, M&T repurchased 3,233,196 common shares for $532 million during the first quarter of 2017 and 1,409,807 common shares for $225 million in the second quarter of 2017.  On June 28, 2017, M&T announced that the Federal Reserve did not object to M&T’s 2017 Capital Plan. That plan includes the repurchase of up to $900 million of common shares during the four-quarter period beginning on July 1, 2017 and an increase in the quarterly common stock cash dividend in the second quarter of 2018 of up to $.05 per share to $.80 per share.  M&T may also continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2016, consistent with the contractual terms of those instruments.  Dividends are subject to declaration by M&T’s Board of Directors.  Furthermore, on July 18, 2017, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $900 million of shares of its common stock subject to all applicable regulatory reporting limitations, including those set forth in M&T’s 2017 Capital Plan.  During the recent quarter, M&T repurchased 1,382,746 common shares for $225 million in accordance with that program.  In total, M&T repurchased 6,025,749 common shares during the first nine months of 2017 for an aggregate amount of $982 million. M&T repurchased 5,307,595 shares of common stock during the first nine months of 2016 at a total cost of $604 million.

Cash dividends declared on M&T’s common stock aggregated $114 million in the recent quarter, compared with $109 million and $115 million in the quarters ended September 30, 2016 and June 30, 2017, respectively. Cash dividends on common stock during the nine-month periods ended September 30, 2017 and 2016 were $344 million and $332 million, respectively.

Cash dividends declared on preferred stock totaled $18 million during each of the two most recent quarters, as compared with $20 million in the third quarter of 2016.  The decline in preferred stock dividends in the two most recent quarters as compared with the third quarter of 2016 resulted from the lower dividend rate for the $500 million of Series F preferred stock issued in October 2016 as compared with the like-amount of Series D preferred stock that had been redeemed in December 2016.

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

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of September 30, 2017 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2017

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.98%	10.69%	67.58%
Tier 1 capital	12.25%	10.69%	67.58%
Total capital	14.87%	12.99%	68.14%
Tier 1 leverage	10.35%	9.05%	14.55%

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

The Business Banking segment contributed net income of $31 million during the quarter ended September 30, 2017, compared with $24 million in the third quarter of 2016 and $29 million in the second quarter of 2017.  As compared with the third quarter of 2016, the recent quarter’s higher net income primarily reflected an $8 million increase in net interest income that resulted from a widening of the net interest margin on deposits of 16 basis points and an increase in average outstanding deposit balances of $629 million.  The improvement in net income in 2017’s third quarter as compared with the immediately preceding quarter reflected a $4 million increase in net interest income. That improvement was attributable to higher average outstanding deposit balances of $254 million, a widening of the net interest margin on deposits of 3 basis points and the impact of one additional day in the current quarter.  Net income earned by the Business Banking segment totaled $85 million during the first nine months of 2017, compared with $77 million in the year-earlier period.  That 10% increase in net income was attributable to a $16 million rise in net interest income and higher merchant discount and credit card fees of $2 million offset, in part, by a $5 million increase in the provision for credit losses, predominantly due to higher net charge-offs.  The improvement in net interest income reflected a widening of the net interest margin on deposits of 15 basis points and an increase in average outstanding deposit balances of $399 million.

Net income of the Commercial Banking segment was $110 million in the recent quarter, compared with $103 million in 2016’s third quarter and $106 million in the second quarter of 2017.  The recent quarter’s 7% rise in net income as compared with the third quarter of 2016 was largely due to a $12 million decrease in the provision for credit losses and a $6 million increase in net interest income. Those favorable factors were partially offset by an $8 million decline in letter of credit and credit-related fees, primarily due to lower loan syndication fees.  The higher net interest income resulted predominately from a widening of the net interest margin on deposits of 40 basis points and higher average outstanding balances of loans of $780 million, partially offset by a narrowing of the net interest margin on loans of 15 basis points and lower average deposit balances of $795 million.  The increase in net income in the recent quarter as compared with the second quarter of 2017 was largely due to a $13 million decrease in the provision for credit losses and higher net interest income of $3 million, reflecting the impact of one additional day in the current quarter, partially offset by a $9 million decrease in credit-related fees, primarily due to lower loan syndication fees.  Year-to-date net income for the Commercial Banking segment totaled $328 million in 2017, compared with $309 million in 2016. That improvement was largely due to higher net interest income of $19 million, a $7 million decline in the provision for credit losses and a $4 million increase on gains on sales of previously leased equipment.  The improvement in net interest income reflected a widening of the net interest margin on deposits of 31 basis points and higher average loan balances of $1.3 billion, partially offset by a narrowing of the net interest margin on loans of 17 basis points.

The Commercial Real Estate segment recorded net income of $97 million in the third quarter of 2017, compared with $90 million in the year-earlier period and $87 million in the second quarter of 2017.  The recent quarter’s improvement in net income as compared with the third quarter of 2016 reflects a $10 million rise in net interest income and a $3 million decrease in the provision for credit losses, partially offset by lower trading account and foreign exchange gains of $5 million, due predominately to reduced activity related to interest rate swap transactions executed on behalf of customers. The higher net interest income resulted from an increase in average outstanding loan balances of $1.1 billion and a widening of the net interest margin on deposits of 46 basis points, partially offset by a narrowing of the net interest margin on loans of 5 basis points.  The recent quarter’s 11% increase in net income as compared with the immediately preceding quarter reflected higher mortgage banking revenues as previously noted, resulting from increased loan origination activities, and a $5 million increase in net interest income.  The higher net interest income resulted largely from a widening of net interest margin on loans of 4 basis points and the impact of one additional day in the current quarter. Net income for the Commercial Real Estate segment totaled $269 million in the first nine months of 2017, compared with $255 million in the similar 2016 period.  That improvement resulted from a rise in net interest income of $33 million and higher letter of credit and other credit-related fees of $4 million, partially offset by lower trading account and foreign exchange gains of $11 million and a $5 million increase in personnel-related expenses.  The higher net interest income resulted from increased average outstanding loan balances of $2.2 billion and a widening of the net interest margin on deposits of 37 basis points offset, in part, by a narrowing of the net interest margin on loans of 13 basis points. The lower trading account and foreign exchange gains during the nine-month period ended September 30, 2017 resulted from decreased activity related to interest rate swap transactions executed on behalf of customers.

Net income earned by the Discretionary Portfolio segment totaled $32 million during the three-month period ended September 30, 2017, compared with $46 million in the year-earlier period and $30 million in the second quarter of 2017.  Reflected in the results for the third quarter of 2016 were net after-tax investment securities gains of $17 million ($28 million pre-tax), while there were no significant gains or losses on investment securities in 2017.  Largely in response to the provisions of the Dodd-Frank Act commonly referred to as the “Volcker Rule,” the Company sold substantially all of its collateralized debt obligations in 2016’s third quarter.  In addition to those gains on investment securities, contributing to the recent quarter decline in net income as compared with the third quarter of 2016 was a $17 million decline in net interest income, due largely to lower average outstanding loan balances of $3.4 billion and a narrowing of the net interest margin on loans of 9 basis points.  Partially offsetting those unfavorable factors were a $6 million decline in the provision for credit losses and lower loan and other real estate servicing costs.  As compared with the second quarter of 2017, a $6 million decrease in the provision for credit losses and lower operating expenses in the recent quarter were largely offset by a $7 million decline in net interest income.  The lower net interest income reflected decreased average outstanding loan balances of $758 million and a narrowing of the net interest margin on investment securities of 6 basis points.  The Discretionary Portfolio segment recorded net income of $95 million and $135 million in the first nine months of 2017 and 2016, respectively.  That year-over-year decline was predominantly the result of a $57 million decrease in net interest income and the noted

investment securities gains recorded in 2016, partially offset by lower loan and other real estate-related servicing costs. The decrease in net interest income reflected lower average outstanding loan balances of $3.6 billion and a 12 basis point narrowing of the net interest margin on loans, each largely due to pay downs of loans obtained in the acquisition of Hudson City, partially offset by a widening of the net interest margin on investment securities of 9 basis points.

Net income recorded by the Residential Mortgage Banking segment aggregated $14 million in each of the two most recent quarters, compared with $16 million in the third quarter of 2016. The decline in net income for the third quarter of 2017 as compared with the year-earlier period was predominantly attributable to lower revenues of $7 million associated with mortgage origination and sales activities (including intersegment revenues) and servicing income.  As compared with the second quarter of 2017, increased personnel expenses and a decrease in net interest income were largely offset by higher origination and servicing income.  Year-to-date net income for this segment totaled $37 million in 2017 and $43 million in 2016.  Contributing to that decline were decreased revenues from mortgage origination and sales activities (including intersegment revenues) and from servicing residential real estate loans.

Net income for the Retail Banking segment totaled $96 million in the quarter ended September 30, 2017, compared with $75 million in the year-earlier period and $100 million in the second quarter of 2017. As compared with the third quarter of 2016, a $30 million rise in net interest income in the recent quarter and decreases in advertising, marketing and personnel-related costs contributed to the improvement. The higher net interest income was due to a 39 basis point widening of the net interest margin on deposits offset, in part, by lower average outstanding deposit balances of $3.9 billion. The modest decline in net income in the recent quarter as compared with the second quarter of 2017 reflected a $7 million rise in the provision for credit losses and an increase in equipment and net occupancy costs of $5 million.  Partially offsetting those unfavorable factors was a $7 million increase in net interest income, resulting largely from a widening of the net interest margin on deposits of 6 basis points, the impact of one additional day in the current quarter and an increase in the average outstanding loan balances of $420 million, partially offset by lower average outstanding deposit balances of $1.4 billion. The Retail Banking segment recorded net income of $283 million and $219 million in the first nine months of 2017 and 2016, respectively. That improvement was predominantly due to a $79 million rise in net interest income, primarily reflecting a widening of the net interest margin on deposits of 34 basis points that was offset, in part, by lower average outstanding deposit balances of $3.1 billion, and a $14 million decrease in the provision for credit losses due, in part, to higher levels of partial charge-offs recognized in the first quarter of 2016 associated with loans for which the Company identified that the customer was either bankrupt or deceased.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating results of BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.    The various components of the “All Other” category resulted in net losses of $24 million for the third quarter of 2017 and $3 million in the corresponding 2016 quarter, compared with net income of $16 million in the second quarter of 2017.  The higher net loss in the recent quarter as compared with the year-earlier quarter resulted largely from increased legal-related and professional services costs of $66 million (including additions to the reserve for legal matters of $50 million in 2017’s third quarter) and a $6 million increase in personnel-related expenses. Those unfavorable factors were partially offset by the favorable impact from the Company’s allocation methodologies in the recent quarter and higher trust income of $6 million. As compared with the net income earned in the second quarter of 2017, the recent quarter’s net loss predominately reflected the $50 million addition to the reserve for legal matters, partially offset by the favorable impact from the Company’s allocation methodology. The “All Other” category had net losses of $12 million and $54 million for the nine-month periods ended September 30, 2017 and 2016, respectively.  The lower net loss in the 2017 period was predominantly due to: merger-related expenses of $36 million in 2016 (there were no such expenses in 2017); higher trust income of $22 million; tax benefits of $19 million recognized in 2017 associated with the adoption of new accounting guidance requiring that excess tax benefits associated with share-based compensation be recognized in income tax expense in the income statement; and the favorable impact from the Company’s allocation methodology. Those favorable factors were partially offset by higher legal-related and professional services costs and personnel-related expenses during 2017.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2017 Quarters			2016 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,066,038	1,039,149	1,014,032	990,284	976,240	977,143	979,166
Interest expense	100,076	92,213	91,773	107,137	111,175	106,802	100,870
Net interest income	965,962	946,936	922,259	883,147	865,065	870,341	878,296
Less: provision for credit losses	30,000	52,000	55,000	62,000	47,000	32,000	49,000
Other income	459,429	460,816	446,845	465,459	491,350	448,254	420,933
Less: other expense	806,025	750,635	787,852	769,103	752,392	749,895	776,095
Income before income taxes	589,366	605,117	526,252	517,503	557,023	536,700	474,134
Applicable income taxes	224,615	215,328	169,326	179,549	200,314	194,147	169,274
Taxable-equivalent adjustment	8,828	8,736	7,999	7,383	6,725	6,522	6,332
Net income	$355,923	381,053	348,927	330,571	349,984	336,031	298,528
Net income available to common shareholders-diluted	$335,804	360,662	328,567	307,797	326,998	312,974	275,748
Per common share data
Basic earnings	$2.22	2.36	2.13	1.98	2.10	1.98	1.74
Diluted earnings	2.21	2.35	2.12	1.98	2.10	1.98	1.73
Cash dividends	$.75	.75	.75	.70	.70	.70	.70
Average common shares outstanding
Basic	151,347	152,857	154,427	155,123	155,493	157,802	158,734
Diluted	151,691	153,276	154,949	155,700	156,026	158,341	159,181
Performance ratios, annualized
Return on
Average assets	1.18%	1.27%	1.15%	1.05%	1.12%	1.09%	.97%
Average common shareholders’ equity	8.89%	9.67%	8.89%	8.13%	8.68%	8.38%	7.44%
Net interest margin on average earning assets (taxable-equivalent basis)	3.53%	3.45%	3.34%	3.08%	3.05%	3.13%	3.18%
Nonaccrual loans to total loans and leases, net of unearned discount	.99%	.98%	1.04%	1.01%	.93%	.96%	1.00%
Net operating (tangible) results (a)
Net operating income (in thousands)	$360,658	385,974	354,035	336,095	355,929	350,604	320,064
Diluted net operating income per common share	2.24	2.38	2.15	2.01	2.13	2.07	1.87
Annualized return on
Average tangible assets	1.25%	1.33%	1.21%	1.10%	1.18%	1.18%	1.09%
Average tangible common shareholders’ equity	13.03%	14.18%	13.05%	11.93%	12.77%	12.68%	11.62%
Efficiency ratio (b)	56.00%	52.74%	56.93%	56.42%	55.92%	55.06%	57.00%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$119,515	120,765	122,978	125,734	124,725	123,706	123,252
Total tangible assets (c)	114,872	116,117	118,326	121,079	120,064	119,039	118,577
Earning assets	108,642	109,987	112,008	114,254	112,864	111,872	111,211
Investment securities	15,443	15,913	15,999	15,417	14,361	14,914	15,348
Loans and leases, net of unearned discount	88,386	89,268	89,797	89,977	88,732	88,155	87,584
Deposits	93,134	94,201	96,300	96,914	95,852	94,033	92,391
Common shareholders’ equity (c)	15,069	15,053	15,091	15,181	15,115	15,145	15,047
Tangible common shareholders’ equity (c)	10,426	10,405	10,439	10,526	10,454	10,478	10,372
At end of quarter
Total assets (c)	$120,402	120,897	123,223	123,449	126,841	123,821	124,626
Total tangible assets (c)	115,761	116,251	118,573	118,797	122,183	119,157	119,955
Earning assets	109,365	109,976	112,287	112,192	115,293	112,057	113,005
Investment securities	15,074	15,816	15,968	16,250	14,734	14,963	15,467
Loans and leases, net of unearned discount	87,925	89,081	89,313	90,853	89,646	88,522	87,872
Deposits	93,513	93,541	97,043	95,494	98,137	94,650	94,215
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	15,083	15,049	14,978	15,252	15,106	15,237	15,120
Tangible common shareholders’ equity (c)	10,442	10,403	10,328	10,600	10,448	10,573	10,449
Equity per common share	99.70	98.66	97.40	97.64	97.47	96.49	95.00
Tangible equity per common share	69.02	68.20	67.16	67.85	67.42	66.95	65.65
Market price per common share
High	$166.85	164.03	173.72	158.35	120.40	121.11	119.24
Low	141.12	147.55	149.51	112.25	111.13	107.01	100.08
Closing	161.04	161.95	154.73	156.43	116.10	118.23	111.00

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2017 Quarters			2016 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$355,923	381,053	348,927	330,571	349,984	336,031	298,528
Amortization of core deposit and other intangible assets (a)	4,735	4,921	5,108	5,524	5,945	6,936	7,488
Merger-related expenses (a)	—	—	—	—	—	7,637	14,048
Net operating income	$360,658	385,974	354,035	336,095	355,929	350,604	320,064
Earnings per common share
Diluted earnings per common share	$2.21	2.35	2.12	1.98	2.10	1.98	1.73
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.03	.03	.04	.05
Merger-related expenses (a)	—	—	—	—	—	.05	.09
Diluted net operating earnings per common share	$2.24	$2.38	$2.15	$2.01	$2.13	$2.07	$1.87
Other expense
Other expense	$806,025	750,635	787,852	769,103	752,392	749,895	776,095
Amortization of core deposit and other intangible assets	(7,808)	(8,113)	(8,420)	(9,089)	(9,787)	(11,418)	(12,319)
Merger-related expenses	—	—	—	—	—	(12,593)	(23,162)
Noninterest operating expense	$798,217	742,522	779,432	760,014	742,605	725,884	740,614
Merger-related expenses
Salaries and employee benefits	$—	—	—	—	—	60	5,274
Equipment and net occupancy	—	—	—	—	—	339	939
Outside data processing and software	—	—	—	—	—	352	715
Advertising and marketing	—	—	—	—	—	6,327	4,195
Printing, postage and supplies	—	—	—	—	—	545	937
Other costs of operations	—	—	—	—	—	4,970	11,102
Total	$—	—	—	—	—	12,593	23,162
Efficiency ratio
Noninterest operating expense (numerator)	$798,217	742,522	779,432	760,014	742,605	725,884	740,614
Taxable-equivalent net interest income	965,962	946,936	922,259	883,147	865,065	870,341	878,296
Other income	459,429	460,816	446,845	465,459	491,350	448,254	420,933
Less: Gain on bank investment securities	—	(17)	—	1,566	28,480	264	4
Denominator	$1,425,391	1,407,769	1,369,104	1,347,040	1,327,935	1,318,331	1,299,225
Efficiency ratio	56.00%	52.74%	56.93%	56.42%	55.92%	55.06%	57.00%
Balance sheet data (in millions)
Average assets
Average assets	$119,515	120,765	122,978	125,734	124,725	123,706	123,252
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(82)	(90)	(98)	(102)	(112)	(122)	(134)
Deferred taxes	32	35	39	40	44	48	52
Average tangible assets	$114,872	116,117	118,326	121,079	120,064	119,039	118,577
Average common equity
Average total equity	$16,301	16,285	16,323	16,673	16,347	16,377	16,279
Preferred stock	(1,232)	(1,232)	(1,232)	(1,492)	(1,232)	(1,232)	(1,232)
Average common equity	15,069	15,053	15,091	15,181	15,115	15,145	15,047
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(82)	(90)	(98)	(102)	(112)	(122)	(134)
Deferred taxes	32	35	39	40	44	48	52
Average tangible common equity	$10,426	10,405	10,439	10,526	10,454	10,478	10,372
At end of quarter
Total assets
Total assets	120,402	120,897	123,223	123,449	126,841	123,821	124,626
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(79)	(86)	(95)	(98)	(107)	(117)	(128)
Deferred taxes	31	33	38	39	42	46	50
Total tangible assets	$115,761	116,251	118,573	118,797	122,183	119,157	119,955
Total common equity
Total equity	$16,318	16,284	16,213	16,487	16,341	16,472	16,355
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends — cumulative preferred stock	(3)	(3)	(3)	(3)	(3)	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	15,083	15,049	14,978	15,252	15,106	15,237	15,120
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(79)	(86)	(95)	(98)	(107)	(117)	(128)
Deferred taxes	31	33	38	39	42	46	50
Total tangible common equity	$10,442	10,403	10,328	10,600	10,448	10,573	10,449

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2017 Third Quarter			2017 Second Quarter			2017 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,734	$217,953	3.98%	22,350	213,840	3.84%	22,290	201,126	3.66%
Real estate — commercial	33,257	382,352	4.50	33,214	361,313	4.30	33,175	347,010	4.18
Real estate — consumer	20,609	204,008	3.96	21,318	210,152	3.94	22,179	217,263	3.92
Consumer	12,786	157,721	4.89	12,386	147,597	4.78	12,153	140,170	4.68
Total loans and leases, net	88,386	962,034	4.32	89,268	932,902	4.19	89,797	905,569	4.09
Interest-bearing deposits at banks	4,740	14,970	1.25	4,741	12,213	1.03	6,152	12,162	.80
Federal funds sold	—	1	1.58	1	3	1.44	—	—	—
Trading account	73	351	1.92	64	240	1.50	60	328	2.20
Investment securities**
U.S. Treasury and federal agencies	14,632	81,707	2.22	15,060	87,171	2.32	15,113	88,573	2.38
Obligations of states and political subdivisions	37	442	4.69	46	553	4.86	56	578	4.17
Other	774	6,533	3.35	807	6,067	3.02	830	6,822	3.33
Total investment securities	15,443	88,682	2.28	15,913	93,791	2.36	15,999	95,973	2.43
Total earning assets	108,642	1,066,038	3.89	109,987	1,039,149	3.79	112,008	1,014,032	3.67
Allowance for credit losses	(1,014)			(1,011)			(1,003)
Cash and due from banks	1,297			1,257			1,283
Other assets	10,590			10,532			10,690
Total assets	$119,515			120,765			122,978
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$53,287	37,714	.28	53,611	30,543	.23	53,260	25,634	.20
Time deposits	7,673	13,992	.72	8,559	16,303	.76	9,561	18,998	.81
Deposits at Cayman Islands office	169	310	.73	163	281	.69	192	265	.56
Total interest-bearing deposits	61,129	52,016	.34	62,333	47,127	.30	63,013	44,897	.29
Short-term borrowings	244	554	.90	212	378	.71	184	216	.48
Long-term borrowings	8,033	47,506	2.35	8,292	44,708	2.16	8,423	46,660	2.25
Total interest-bearing liabilities	69,406	100,076	.57	70,837	92,213	.52	71,620	91,773	.52
Noninterest-bearing deposits	32,005			31,868			33,287
Other liabilities	1,803			1,775			1,748
Total liabilities	103,214			104,480			106,655
Shareholders’ equity	16,301			16,285			16,323
Total liabilities and shareholders’ equity	$119,515			120,765			122,978
Net interest spread			3.32			3.27			3.15
Contribution of interest-free funds			.21			.18			.19
Net interest income/margin on earning assets		$965,962	3.53%		946,936	3.45%		922,259	3.34%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2016 Fourth Quarter			2016 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,936	$191,228	3.47%	21,480	185,552	3.44%
Real estate — commercial	32,822	336,597	4.01	31,252	319,694	4.00
Real estate — consumer	23,096	223,758	3.88	24,058	235,813	3.92
Consumer	12,123	138,144	4.53	11,942	136,592	4.55
Total loans and leases, net	89,977	889,727	3.93	88,732	877,651	3.93
Interest-bearing deposits at banks	8,790	11,833	.54	9,681	12,355	.51
Federal funds sold	—	—	—	—	—	—
Trading account	70	358	2.05	90	342	1.52
Investment securities**
U.S. Treasury and federal agencies	14,511	80,510	2.21	13,418	78,259	2.32
Obligations of states and political subdivisions	71	778	4.38	82	888	4.32
Other	835	7,078	3.37	861	6,745	3.12
Total investment securities	15,417	88,366	2.28	14,361	85,892	2.38
Total earning assets	114,254	990,284	3.45	112,864	976,240	3.44
Allowance for credit losses	(989)			(982)
Cash and due from banks	1,278			1,281
Other assets	11,191			11,562
Total assets	$125,734			124,725
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$54,055	26,798	.20	52,516	24,067	.18
Time deposits	10,936	23,766	.86	12,334	27,886	.90
Deposits at Cayman Islands office	206	219	.42	220	204	.37
Total interest-bearing deposits	65,197	50,783	.31	65,070	52,157	.32
Short-term borrowings	200	151	.30	231	169	.29
Long-term borrowings	9,901	56,203	2.26	10,287	58,849	2.28
Total interest-bearing liabilities	75,298	107,137	.57	75,588	111,175	.59
Noninterest-bearing deposits	31,717			30,782
Other liabilities	2,046			2,008
Total liabilities	109,061			108,378
Shareholders’ equity	16,673			16,347
Total liabilities and shareholders’ equity	$125,734			124,725
Net interest spread			2.88			2.85
Contribution of interest-free funds			.20			.20
Net interest income/margin on earning assets		$883,147	3.08%		865,065	3.05%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Robert G. Wilmers, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2017.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Wilmington Trust Corporation Investigative and Litigation Matters

DOJ Investigation (United States v. Wilmington Trust Corp., et al, District of Delaware, Crim.   No. 15-23-RGA): Prior to M&T’s acquisition of Wilmington Trust Corporation, the Department of Justice (“DOJ”) commenced an investigation of Wilmington Trust Corporation relating to Wilmington Trust Corporation’s financial reporting and securities filings, as well as certain commercial real estate lending relationships involving its subsidiary bank, Wilmington Trust Company, all of which relate to filings and activities occurring prior to the acquisition of Wilmington Trust Corporation by M&T. On January 6, 2016, the U.S. Attorney for the District of Delaware obtained an indictment against Wilmington Trust Corporation relating to alleged conduct that occurred prior to M&T’s acquisition of Wilmington Trust Corporation in May 2011.  On October 9, 2017, Wilmington Trust Corporation reached a civil settlement with the U.S. Attorney’s Office for the District of Delaware to resolve this matter. Under the terms of the agreement, Wilmington Trust Corporation agreed to pay $60 million. The settlement amount included $16 million previously paid by Wilmington Trust Corporation to the U.S. Securities and Exchange Commission in a related action. Wilmington Trust Corporation did not admit any liability, nor was there any finding of wrongdoing. All indictments and charges against Wilmington Trust Corporation were dismissed by Court order on October 12, 2017.

In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust Corporation, alleging that Wilmington Trust Corporation’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated and Wilmington Trust Corporation moved to dismiss. The Court issued an order denying Wilmington Trust Corporation’s motion to dismiss on March 20, 2014. Fact discovery commenced. Plaintiffs’ motion for class certification was granted on September 3, 2015.  On April 13, 2016, the Court issued an order staying fact discovery in the case pending completion of the trial in U.S. v. Wilmington Trust Corp., et al. On September 19, 2016, the plaintiffs filed a motion to modify the stay of discovery in this matter to allow for additional, limited discovery. On December 19, 2016, the Court issued an order lifting the existing stay in its entirety.  The Court has removed this matter from the trial calendar, to be rescheduled at some future date.

Due to their complex nature, it is difficult to estimate when litigation or investigatory matters such as these may be resolved. As set forth in the introductory paragraph to this Item 1 — Legal Proceedings, losses from current litigation and regulatory matters which the Company is subject to that are not currently considered probable are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 1A.	Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

July 1 — July 31, 2017	600,005	$161.59	600,000	$803,048,000
August 1 — August 31, 2017	778,806	163.32	778,052	675,976,000
September 1 — September 30, 2017	4,694	149.10	4,694	675,276,000
Total	1,383,505	$162.52	1,382,746

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

(2)	On July 18, 2017, M&T announced a program to purchase up to $900 million of its common stock through June 30, 2018.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 3, 2017	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer