Form 10-K
period 2017-12-31
M&T BANK CORP
filed 2018-02-22
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2017: $22,601,176,633.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on January 31, 2018: 150,176,904 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2017

CROSS-REFERENCE SHEET

			Form 10-K Page
PART I
Item 1.	Business		4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	55
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest‑bearing liabilities	55
	C.	Rate/volume variances	26
II.	Investment portfolio
	A.	Year-end balances	24,122-123
	B.	Maturity schedule and weighted average yield	89
	C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	123
III.	Loan portfolio
	A.	Year-end balances	24,126
	B.	Maturities and sensitivities to changes in interest rates	87
	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	70,127-130
		Actual and pro forma interest on certain loans	128,134
		Nonaccrual policy	115-116
		Loan concentrations	79
IV.	Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	67,132-136
		Factors influencing management’s judgment concerning the adequacy of the allowance and provision	67-79,117,132-136
	B.	Allocation of the allowance for loan losses	78,132-133,135-136
V.	Deposits
	A.	Average balances and rates	55
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	90
VI.	Return on equity and assets		26,48,94,97
VII.	Short-term borrowings		140-141
Item 1A.	Risk Factors		27-38
Item 1B.	Unresolved Staff Comments		39
Item 2.	Properties		39
Item 3.	Legal Proceedings		39-40
Item 4.	Mine Safety Disclosures		40
	Executive Officers of the Registrant		40-42
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		43-45
	A.	Principal market	43
		Market prices	103
	B.	Approximate number of holders at year-end	24

			Form 10-K Page
	C.	Frequency and amount of dividends declared	25-26,103,113
	D.	Restrictions on dividends	9
	E.	Securities authorized for issuance under equity compensation plans	43-45
	F.	Performance graph	44
	G.	Repurchases of common stock	45
Item 6.	Selected Financial Data		45
	A.	Selected consolidated year-end balances	24
	B.	Consolidated earnings, etc.	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		45-104
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		105
Item 8.	Financial Statements and Supplementary Data		105
	A.	Report on Internal Control Over Financial Reporting	106
	B.	Report of Independent Registered Public Accounting Firm	107-108
	C.	Consolidated Balance Sheet — December 31, 2017 and 2016	109
	D.	Consolidated Statement of Income — Years ended December 31, 2017, 2016 and 2015	110
	E.	Consolidated Statement of Comprehensive Income — Years ended December 31, 2017, 2016 and 2015	111
	F.	Consolidated Statement of Cash Flows — Years ended December 31, 2017, 2016 and 2015	112
	G.	Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2017, 2016 and 2015	113
	H.	Notes to Financial Statements	114-189
	I.	Quarterly Trends	103
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		190
Item 9A.	Controls and Procedures		190
	A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	190
	B.	Management’s annual report on internal control over financial reporting	190
	C.	Attestation report of the registered public accounting firm	190
	D.	Changes in internal control over financial reporting	190
Item 9B.	Other Information		190
PART III
Item 10.	Directors, Executive Officers and Corporate Governance		190
Item 11.	Executive Compensation		191
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		191
Item 13.	Certain Relationships and Related Transactions, and Director Independence		191
Item 14.	Principal Accountant Fees and Services		191
PART IV
Item 15.	Exhibits and Financial Statement Schedules		191-194
Item 16.	Form 10-K Summary		194
SIGNATURES			195-196

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company (“BHC”) under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of M&T are located at One M&T Plaza, Buffalo, New York 14203. M&T was incorporated in November 1969. M&T and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2017 the Company had consolidated total assets of $118.6 billion, deposits of $92.4 billion and shareholders’ equity of $16.3 billion. The Company had 15,913 full-time and 881 part-time employees as of December 31, 2017.

At December 31, 2017, M&T had two wholly owned bank subsidiaries: Manufacturers and Traders Trust Company (“M&T Bank”) and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2017, M&T Bank represented 99% of consolidated assets of the Company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2017, M&T Bank had 780 domestic banking offices located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in George Town, Cayman Islands. As of December 31, 2017, M&T Bank had consolidated total assets of $118.1 billion, deposits of $94.4 billion and shareholder’s equity of $14.3 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”). As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust, N.A. offers various trust and wealth management services. Historically, Wilmington Trust, N.A. offered selected deposit and loan products on a nationwide basis, through direct mail, telephone marketing techniques and the Internet. As of December 31, 2017, Wilmington Trust, N.A. had total assets of $5.0 billion, deposits of $4.4 billion and shareholder’s equity of $530 million.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2017, Wilmington Trust Company had total assets of $1.1 billion and shareholder’s equity of $572 million. Revenues of Wilmington Trust Company were $134 million in 2017. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2017, M&T Insurance Agency had assets of $41 million and shareholder’s equity of $20 million. M&T Insurance Agency recorded revenues of $32 million during 2017. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.

M&T Real Estate Trust (“M&T Real Estate”) is a Maryland Real Estate Investment Trust that traces its origin to the incorporation of M&T Real Estate, Inc. in July 1995. M&T Real Estate engages in commercial real estate lending and provides loan servicing to M&T Bank. As of December 31, 2017, M&T Real Estate had assets of $26.5 billion, common shareholder’s equity of $25.7 billion, and preferred shareholders’ equity, consisting of 9% fixed rate preferred stock (par value $1,000), of $1 million. All of the outstanding common stock and 89% of the preferred stock of M&T Real Estate is owned by M&T Bank. The remaining 11% of M&T Real Estate’s outstanding preferred stock is owned by officers or former officers of the Company. M&T Real Estate recorded $997 million of revenue in 2017. The headquarters of M&T Real Estate are located at M&T Center, One Fountain Plaza, Buffalo, New York 14203.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2017, M&T Realty Capital serviced $16.2 billion of commercial mortgage loans for non-affiliates and had assets of $812 million and shareholder’s equity of $151 million. M&T Realty Capital recorded revenues of $145 million in 2017. The headquarters of M&T Realty Capital are located at 25 South Charles Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended (the “Investment Advisors Act”). M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2017, M&T Securities had assets of $53 million and shareholder’s equity of $45 million. M&T Securities recorded $94 million of revenue during 2017. The headquarters of M&T Securities are located at One M&T Plaza, Buffalo, New York 14203.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2017, WT Investment Advisors had assets of $48 million and shareholder’s equity of $42 million. WT Investment Advisors recorded revenues of $39 million in 2017. The headquarters of WT Investment Advisors are located at 100 East Pratt Street, Baltimore, Maryland 21202.

Wilmington Funds Management Corporation (“Wilmington Funds Management”) is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as an investment advisor to the Wilmington Funds. Wilmington Funds Management had assets and shareholder’s equity of $39 million each as of December 31, 2017. Wilmington Funds Management recorded revenues of $24 million in 2017. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and provides investment management services to clients, including certain private funds. As of December 31, 2017, WTIM has assets and shareholder’s equity of $25 million each. WTIM recorded revenues of $1 million in 2017. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2017.

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

The only activity that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years was interest on loans. The amount of income from such sources during those years is set forth on the Company’s Consolidated Statement of Income filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Significant changes in the regulatory scheme arose from the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which is an extensive and comprehensive system of regulatory oversight that affects nearly all aspects of a financial institution, particularly having an effect on the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. As required by the Dodd-Frank Act, various federal regulatory agencies proposed or adopted a broad range of implementing rules and regulations that are subject to further rulemaking, guidance and interpretation by the applicable federal regulators.  However, given that many of these regulatory changes are highly complex and are not completely implemented, the full impact of the Dodd-Frank Act regulatory reform, both on consumers and M&T, will not be known until the rules are implemented and market practices develop under the final regulations. Furthermore, political developments, including the change in administration in the United States, have added uncertainty to the implementation, scope and timing of regulatory reforms, including those relating to the implementation of the Dodd-Frank Act.

Described hereafter are material elements of the significant federal and state laws and regulations applicable to M&T and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described and do not include any potential or proposed changes in current laws or regulations.

Overview

M&T is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) as a financial holding company and BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve. In addition, M&T’s banking subsidiaries are subject to regulation, supervision and examination by, as applicable, the New York State Department of Financial Services (“NYSDFS”), the Office of the Comptroller of the Currency (“OCC”), the FDIC and the Federal Reserve and their consumer financial products and services are regulated by the Consumer Financial Protection Bureau (“CFPB”).  Further, financial services entities such as M&T’s investment advisor subsidiaries and M&T’s broker-dealer are subject to regulation by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”), among others. Other non-bank affiliates and activities, particularly insurance brokerage and agency activities, are subject to other federal and state laws and regulations as well as licensing and regulation by state insurance and bank regulatory agencies.  Although the scope of regulation and form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity as well as regulations requiring, among other things, maintenance of capital, record keeping, and reporting. M&T’s non-U.S. (European) businesses are subject to bank secrecy/anti-money laundering/know your customer-type regulations by non-U.S. regulators in the jurisdictions where those businesses operate.

In general, the BHCA limits the business of a BHC to banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies are expected to serve as a managerial and financial source of strength to their subsidiary depository institutions, including committing resources to support such subsidiaries. This support may be required at times when M&T may not be inclined or able to provide it. In addition, any capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve, by regulation or order, in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and merchant banking. In order for a financial holding company to commence any new activity or to acquire a company engaged in any activity pursuant to the financial holding company provisions of the BHCA, each insured depository institution subsidiary of the financial holding company must have at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (the “CRA”). See the section captioned “Community Reinvestment Act” included elsewhere in this discussion.

M&T elected to become a financial holding company on March 1, 2011. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” The failure to meet such requirements could result in material restrictions on the activities of M&T and may also adversely affect the Company’s ability to enter into certain transactions or obtain necessary approvals in connection therewith, as well as loss of financial holding company status.

Current federal law also establishes a system of functional regulation under which, in addition to the broad supervisory authority that the Federal Reserve has over both the banking and non-banking activities of bank holding companies, functional regulators such as the SEC regulate their affiliates’ securities activities and state insurance regulators regulate their insurance activities.

M&T Bank is a New York chartered bank and a member of the Federal Reserve Bank of New York (“FRBNY”). As a result, it is subject to extensive regulation, examination and oversight by the NYSDFS and the FRBNY. New York laws and regulations govern many aspects of M&T Bank’s operations, including branching, dividends, subsidiary activities, fiduciary activities, lending, and deposit taking. M&T Bank is also subject to Federal Reserve regulations and guidance, including oversight of capital levels. Its deposits are insured by the FDIC to $250,000 per depositor, which also exercises regulatory oversight over certain aspects of M&T Bank’s operations. Certain subsidiaries of M&T Bank are subject to regulation by other federal and state regulators as well. For example, M&T Securities is regulated by the SEC, FINRA, SIPC, and state securities regulators, and WT Investment Advisors is also subject to SEC regulation.

Wilmington Trust, N.A. is a national bank with operations that include fiduciary and related activities with limited lending and deposit business. It is subject to extensive regulation, examination and oversight by the OCC which governs many aspects of the operations, including fiduciary activities, capital levels, office locations, dividends and subsidiary activities. Its deposits are insured by the FDIC to $250,000 per depositor, which also exercises regulatory oversight over certain aspects of the operations of Wilmington Trust, N.A.

The Dodd-Frank Act broadened the base for FDIC insurance assessments which are based on average consolidated total assets less average Tier 1 capital and certain allowable deductions of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions.

Distributions

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

Dividend payments by M&T to its shareholders and common stock repurchases by M&T are subject to the oversight of the Federal Reserve. As described below in this section under “Stress Testing and Capital Plan Review,” dividends and common stock repurchases (net of any new stock issuances as per a capital plan) generally may only be paid or made under a capital plan as to which the Federal Reserve has not objected.

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

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to M&T will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; (iii) Total capital to risk-weighted assets of at least 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. In addition, M&T is also subject to the Federal Reserve’s capital plan rule and supervisory Comprehensive Capital Analysis and Review (“CCAR”) process, pursuant to which its ability to make capital distributions and repurchase or redeem capital securities may be limited unless M&T is able to demonstrate its ability to meet applicable minimum capital ratios, as well as other requirements, over a nine quarter planning horizon under a “severely adverse” macroeconomic scenario generated yearly by the federal banking regulators. See “Stress Testing and Capital Plan Review” herein.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1, although a notice of proposed rulemaking is pending which may change these thresholds.

In addition, under the risk-based capital rules applicable to the Company through December 31, 2014, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, unrealized gains and losses on securities held in the available-for-sale portfolio) under U.S. GAAP were reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including M&T, were permitted to make a one-time permanent election to continue to exclude these items. M&T made such election in 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as M&T, that had $15 billion or more in total consolidated assets as of December 31, 2009. As a result, beginning in 2015, 25% of M&T’s trust preferred securities were includable in Tier 1 capital, and beginning in 2016, none of M&T’s trust preferred securities were includable in Tier 1 capital. Trust preferred securities no longer included in M&T’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. M&T’s regulatory capital ratios are presented in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Stress Testing and Capital Plan Review

As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve conducts annual analyses of bank holding companies with at least $50 billion in assets, such as M&T, to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in three economic and financial scenarios generated by the Federal Reserve: baseline, adverse and severely adverse scenarios. M&T is also required to conduct its own stress analysis (together with the Federal Reserve’s stress analysis, the “stress tests”) to assess the potential impact on M&T of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis. The Federal Reserve may also use, and require companies to use, additional components in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific business groups. M&T Bank is also required to conduct annual stress testing using the same economic and financial scenarios as M&T and report the results to the Federal Reserve. A summary of results of the Federal Reserve’s analysis under the adverse and severely adverse stress scenarios are publicly disclosed, and bank holding companies subject to the rules, including M&T, must disclose a summary of the company-run severely adverse stress test results. M&T is required to include in its disclosure a summary of the severely adverse scenario stress test conducted by M&T Bank.

In addition, bank holding companies with total consolidated assets of $50 billion or more, such as M&T, must submit annual capital plans for approval as part of the Federal Reserve’s CCAR process. Covered bank holding companies may execute capital actions, such as paying dividends and repurchasing stock, only in accordance with a capital plan that has been reviewed and approved by the Federal Reserve (or any approved amendments to such plan). The comprehensive capital plans include a view of capital adequacy under various scenarios — including a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one BHC-defined stress scenario, and adverse and severely adverse scenarios provided by the Federal Reserve. The CCAR process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve on a quarterly basis to allow the Federal Reserve to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above. The Federal Reserve may object to a capital plan if the plan does not show that the covered BHC will maintain sufficient regulatory capital ratios on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. The rules also provide that a covered BHC may not make a capital distribution unless after giving effect to the distribution it will meet all minimum regulatory capital ratios. The CCAR rules, consistent with prior Federal Reserve guidance, also provide that capital plans contemplating dividend payout ratios exceeding 30% of net income will receive particularly close scrutiny. M&T’s annual CCAR capital plan is due in April each year and the Federal Reserve will publish the results of its supervisory CCAR review of M&T’s capital plan by June 30 of each year.

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

Liquidity

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. However, in January 2016 M&T became subject to final rules adopted by the Federal Reserve and other banking regulators (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio (“LCR”) requirement. The LCR requirement is intended to ensure that banks hold sufficient amounts of so-called “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The LCR is the ratio of an institution’s amount of HQLA (the numerator) over projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. The Final LCR Rule requires a subject institution to maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgaged-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The total net cash outflows amount is determined under the rule by applying prescribed hypothetical outflow and inflow rates, which reflect standardized stressed assumptions, against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold high-quality liquid assets equal to 25% of outflows even if outflows perfectly match inflows over the stress period).  As of January 1, 2017, the Final LCR Rule has been fully phased-in and M&T will be required to publicly disclose its LCR beginning in October 2018.

The Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the Federal Reserve and other federal banking regulators issued a proposed rule that would implement the NSFR for large U.S. banking organizations.  Under the proposed rule, the most stringent requirements would apply to bank holding companies with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure, and would require such organizations to maintain a minimum NSFR of 1.0 on an ongoing basis, calculated by dividing the organization’s available stable funding (“ASF”) by its required stable funding (“RSF”).  Bank holding companies with less than $250 billion, but more than $50 billion, in total consolidated assets and less than $10 billion in on-balance sheet foreign exposure, such as M&T, would be subject to a modified NSFR requirement.  The modified requirement allows the qualifying bank to apply a 70% factor to the RSF denominator in determining the NSFR. Under the proposed rule, a banking organization’s ASF would be calculated by applying specified standard weightings to its equity and liabilities based on their expected stability over a one-year time horizon and its RSF would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year time horizon. Originally proposed to take effect in January 2018, the rule is yet to be finalized with no indication of a new implementation date.

Cross Guaranty Provision

The cross guaranty provisions in the Federal Deposit Insurance Act (“FDIA”) were enacted by Congress in the Financial Institutions, Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and require each insured depository institution owned by the same BHC to be financially responsible for the failure or resolution costs of any affiliated insured institution. Generally, the amount of the cross guaranty liability is equal to the estimated loss to the DIF for the resolution of the affiliated institution(s) in default. The FDIC’s claim under the cross guaranty provision is superior to claims of shareholders of the insured depository institution or its BHC and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross guaranty provision if it determines that a waiver is in the best interest of the DIF.

Enhanced Supervision and Prudential Standards

The Dodd-Frank Act directed the Federal Reserve to enact enhanced prudential standards applicable to foreign banking organizations (“FBOs”) and bank holding companies with total consolidated assets of $50 billion or more, such as M&T. The Federal Reserve adopted amendments to Regulation YY to implement certain of the required enhanced prudential standards. Those amendments, which are intended to strengthen supervision and regulation of bank holding companies and FBOs incorporate new requirements to help increase the resiliency of the operations of these organizations and ensure the stability of the U.S. financial system and economy in the event of such an organization’s failure.  These requirements include regulatory reporting, capital adequacy, capital stress testing, risk management, and liquidity. The liquidity requirements and risk management requirements became effective as to M&T on January 1, 2015. In March 2016, the Federal Reserve issued a revised proposal regarding single counterparty credit limits, which would impose a limit on a banking organization’s credit exposure to any single unaffiliated counterparty as a percentage of the organization’s capital.  A final rule has not been issued.

Volcker Rule

On December 10, 2013, the federal banking regulators and the SEC adopted the so-called Volcker Rule to implement the provisions of the Dodd-Frank Act limiting proprietary trading and investing in and sponsoring certain hedge funds and private equity funds (defined as “covered funds” in the Volcker Rule). The Volcker Rule was effective on April 1, 2014; however, the Federal Reserve exercised its authority to extend the compliance deadline to July 21, 2017 with respect to covered funds.  The Company does not engage in any significant amount of proprietary trading as defined in the Volcker Rule and implemented the required procedures for those areas in which trading does occur. The covered funds limits are imposed through a conformance period that ended in July 2017. During 2016, to comply with requirements of the Volcker Rule, the Company sold the collateralized debt obligations that had been held in the available-for-sale investment securities portfolio.  Further, the Company sought, and received, from the Federal Reserve, a five-year extension (to July 21, 2022) to either divest or terminate its investment in one venture capital fund.

Safety and Soundness Standards

Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limits on Undercapitalized Depository Institutions

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The FDIC has specified by regulation the relevant capital levels for each category. The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The Federal Reserve’s regulations applicable to bank holding companies separately define “well capitalized.”  A financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status. Under existing rules, an institution that is not an advanced approaches institution is deemed to be “well capitalized” if it has (i) a CET1 ratio of at least 6.5%, (ii) a Tier 1 capital ratio of at least 8%, (iii) a Total capital ratio of at least 10%, and (iv) a Tier 1 leverage ratio of at least 5%.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a BHC must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The BHC must also provide appropriate assurances of performance.  An undercapitalized institution is also generally prohibited from increasing its average total assets, accepting brokered deposits or offering interest rates on any deposits significantly higher than prevailing market rates, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.

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

FDIC Insurance Assessments

Deposit Insurance Assessments. M&T Bank and Wilmington Trust, N.A. deposits are insured by the DIF of the FDIC up to the limits set forth under applicable law.  The FDIC imposes a risk-based premium assessment system that determines assessment rates for financial institutions.  Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as M&T Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.  Under the current system, premiums are assessed quarterly.

In March 2016, the FDIC adopted a final rule that imposes a surcharge of 4.5 cents per $100 of assessment base, after making certain adjustments, for depository institutions with total assets of at least $10 billion, including M&T Bank. The surcharge became effective July 1, 2016 and will last until the DIF has reached the required level set forth in the DIF restoration plan.  If the DIF has not reached the required level by the prescribed time, the FDIC will impose a special assessment on institutions with assets greater than $10 billion.  M&T Bank recognized $95 million of expense related to its FDIC assessment and large bank surcharge and Wilmington Trust, N.A. recognized $579 thousand of FDIC insurance expense in 2017. Beginning in 2018, amounts paid for FDIC deposit insurance will no longer be deductible for purposes of determining federal taxable income.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FICO Assessments. In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. M&T Bank recognized $6 million of expense related to its FICO assessments and Wilmington Trust, N.A. recognized $87 thousand of such expense in 2017.

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

Executive and Incentive Compensation

Guidelines adopted by several federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as “excessive” when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The Federal Reserve issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed below. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as M&T and M&T Bank. The agencies proposed initial regulations in April 2011 and proposed revised regulations in 2016 that would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion, such as M&T, and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. For larger financial institutions, including M&T, the proposed revised regulations would also introduce additional requirements applicable only to “senior executive officers” and “significant risk-takers” (as defined in the proposed regulations), including (i) limits on performance measures and leverage relating to performance targets; (ii) minimum deferral periods; and (iii) subjecting incentive compensation to possible downward adjustment, forfeiture and clawback. If the final regulations are adopted in the form proposed, they will impose limitations on the manner in which M&T may structure compensation for its executives.

In October 2016, the NYSDFS issued guidance emphasizing that its regulated banking institutions, including M&T Bank, must ensure that any incentive compensation arrangements tied to employee performance indicators are subject to effective risk management, oversight and control.

The scope and content of the banking regulators’ policies on incentive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of M&T and its subsidiaries to hire, retain and motivate their key employees.

Resolution Planning

Bank holding companies with consolidated assets of $50 billion or more, such as M&T, are required to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. M&T’s resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The regulation adopted by the Federal Reserve and FDIC sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, core business lines, interconnections and interdependencies, and management information systems, among other elements.  The most recent resolution plan for M&T was filed in December 2017.

In addition, insured depository institutions with $50 billion or more in total assets, such as M&T Bank, are required to submit to the FDIC periodic plans for resolution in the event of the institution’s failure.  M&T Bank submitted its most recent resolution plan in December 2015, as required. The next resolution plan for M&T Bank is required to be filed by July 1, 2018, reflecting an FDIC-directed extension from the original filing due date of December 31, 2017.

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

Financial Privacy and Cyber Security

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

In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. In March 2017, regulations enacted by the NYSDFS became effective that require financial institutions regulated by the NYSDFS, including M&T Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.  M&T Bank is in full compliance with these requirements.

Consumer Protection Laws and the Consumer Financial Protection Bureau Supervision

In connection with their respective lending and leasing activities, M&T Bank, Wilmington Trust, N.A. and certain of their subsidiaries, are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. Such laws include: the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Electronic Fund Transfer Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act, and various state law counterparts. Furthermore, the CFPB has issued integrated disclosure requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act that relate to the provision of disclosures to borrowers. There are also consumer protection laws governing deposit taking activities (e.g. Truth in Savings Act), as well securities and insurance laws governing certain aspects of the Company’s consolidated operations.

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

One of the important rules in governing deposits is the Electronic Fund Transfer Act which, among other things, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or one-time debit card transaction sent for approval that exceeds the customer’s available balance will be declined. Overdrafts on other types of transactions (e.g. checks, recurring debit card transactions and ACH transactions) are not covered by this rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

The CFPB issued final rules that change the reporting requirements for lenders under the Home Mortgage Disclosure Act.  The new rules, which went into effect on January 1, 2018, expand the range of transactions subject to the requirements to include most securitized residential mortgage loans and credit lines. The rules also increased the overall amount of data required to be collected and submitted, including additional data points about loans and borrowers.

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

Bank Secrecy and Anti-Money Laundering

Federal laws and regulations impose obligations on U.S. financial institutions, including banks and broker/dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. In addition, these provisions require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution. As a result of an examination by the FRBNY, on June 17, 2013, M&T and M&T Bank entered into a written agreement with the FRBNY related to M&T Bank’s Bank Secrecy Act (“BSA”)/Anti-Money Laundering (“AML”) procedures pursuant to which M&T and M&T Bank implemented a BSA/AML program with significantly expanded scale and scope. M&T and M&T Bank resolved all outstanding issues in the written agreement and the FRBNY terminated the written agreement on July 27, 2017.

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

Competition

The Company competes in offering commercial and personal financial and wealth services with other banking institutions and thrifts and with firms in a number of other industries, such as credit unions, personal loan companies, sales finance companies, leasing companies, securities brokerage firms, mutual fund companies, hedge funds, wealth and investment advisory firms, insurance companies and other financial services-related entities. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. The Company’s operations are significantly impacted by state and federal regulations applicable to the banking industry. Moreover, provisions of the Gramm-Leach-Bliley Act of 1999, the Interstate Banking Act and state banking laws have allowed for increased competition among diversified financial services providers and e-commerce and other Internet-based companies.

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

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2017	2016	2015	2014	2013
	(In thousands)

Interest-bearing deposits at banks	$5,078,903	$5,000,638	$7,594,350	$6,470,867	$1,651,138
Federal funds sold	—	—	—	83,392	99,573
Trading account	132,909	323,867	273,783	308,175	376,131
Investment securities
U.S. Treasury and federal agencies	13,851,832	15,090,578	14,540,237	12,042,390	7,770,767
Obligations of states and political subdivisions	27,151	64,499	124,459	157,159	180,495
Other	785,542	1,095,391	991,743	793,993	845,235
Total investment securities	14,664,525	16,250,468	15,656,439	12,993,542	8,796,497
Loans and leases
Commercial, financial, leasing, etc.	21,900,258	22,770,629	20,576,737	19,617,253	18,876,166
Real estate — construction	8,125,925	8,066,756	5,716,994	5,061,269	4,457,650
Real estate — mortgage	44,965,038	48,134,198	49,841,156	31,250,968	30,711,440
Consumer	13,251,665	12,130,094	11,584,347	10,969,879	10,280,527
Total loans and leases	88,242,886	91,101,677	87,719,234	66,899,369	64,325,783
Unearned discount	(253,903)	(248,261)	(229,735)	(230,413)	(252,624)
Loans and leases, net of unearned discount	87,988,983	90,853,416	87,489,499	66,668,956	64,073,159
Allowance for credit losses	(1,017,198)	(988,997)	(955,992)	(919,562)	(916,676)
Loans and leases, net	86,971,785	89,864,419	86,533,507	65,749,394	63,156,483
Goodwill	4,593,112	4,593,112	4,593,112	3,524,625	3,524,625
Core deposit and other intangible assets	71,589	97,655	140,268	35,027	68,851
Real estate and other assets owned	111,910	139,206	195,085	63,635	66,875
Total assets	118,593,487	123,449,206	122,787,884	96,685,535	85,162,391

Noninterest-bearing deposits	33,975,180	32,813,896	29,110,635	26,947,880	24,661,007
Savings and interest-checking deposits	51,698,008	52,346,207	49,566,644	43,393,618	38,611,021
Time deposits	6,580,962	10,131,846	13,110,392	3,063,973	3,523,838
Deposits at Cayman Islands office	177,996	201,927	170,170	176,582	322,746
Total deposits	92,432,146	95,493,876	91,957,841	73,582,053	67,118,612
Short-term borrowings	175,099	163,442	2,132,182	192,676	260,455
Long-term borrowings	8,141,430	9,493,835	10,653,858	9,006,959	5,108,870
Total liabilities	102,342,668	106,962,584	106,614,595	84,349,639	73,856,859
Shareholders’ equity	16,250,819	16,486,622	16,173,289	12,335,896	11,305,532

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2017	2016	2015	2014	2013

Shareholders	18,864	19,802	20,693	14,551	15,015
Employees	16,794	16,973	17,476	15,782	15,893
Offices	833	855	863	766	796

Table 3

CONSOLIDATED EARNINGS

	2017	2016	2015	2014	2013
	(In thousands)
Interest income
Loans and leases, including fees	$3,742,867	$3,485,050	$2,778,151	$2,596,586	$2,734,708
Investment securities
Fully taxable	361,157	361,494	372,162	340,391	209,244
Exempt from federal taxes	1,431	2,606	4,263	5,356	6,802
Deposits at banks	61,326	45,516	15,252	13,361	5,201
Other	1,014	1,205	1,016	1,183	1,379
Total interest income	4,167,795	3,895,871	3,170,844	2,956,877	2,957,334
Interest expense
Savings and interest-checking deposits	133,177	87,704	46,140	46,869	56,235
Time deposits	61,505	102,841	27,059	15,515	26,439
Deposits at Cayman Islands office	1,186	797	615	699	1,018
Short-term borrowings	1,511	3,625	1,677	101	430
Long-term borrowings	189,372	231,017	252,766	217,247	199,983
Total interest expense	386,751	425,984	328,257	280,431	284,105
Net interest income	3,781,044	3,469,887	2,842,587	2,676,446	2,673,229
Provision for credit losses	168,000	190,000	170,000	124,000	185,000
Net interest income after provision for credit losses	3,613,044	3,279,887	2,672,587	2,552,446	2,488,229
Other income
Mortgage banking revenues	363,827	373,697	375,738	362,912	331,265
Service charges on deposit accounts	427,372	419,102	420,608	427,956	446,941
Trust income	501,381	472,184	470,640	508,258	496,008
Brokerage services income	61,445	63,423	64,770	67,212	65,647
Trading account and foreign exchange gains	35,301	41,126	30,577	29,874	40,828
Gain (loss) on bank investment securities	21,279	30,314	(130)	—	56,457
Total other-than-temporary impairment (“OTTI”) losses	—	—	—	—	(1,884)
Portion of OTTI losses recognized in other comprehensive income (before taxes)	—	—	—	—	(7,916)
Net OTTI losses recognized in earnings	—	—	—	—	(9,800)
Other revenues from operations	440,538	426,150	462,834	383,061	437,859
Total other income	1,851,143	1,825,996	1,825,037	1,779,273	1,865,205
Other expense
Salaries and employee benefits	1,650,729	1,623,600	1,549,530	1,404,950	1,355,178
Equipment and net occupancy	295,084	295,141	272,539	269,299	264,327
Outside data processing and software	184,670	172,389	164,133	151,568	134,011
FDIC assessments	101,871	105,045	52,113	55,531	69,584
Advertising and marketing	69,203	87,137	59,227	47,111	56,597
Printing, postage and supplies	35,960	39,546	38,491	38,201	39,557
Amortization of core deposit and other intangible assets	31,366	42,613	26,424	33,824	46,912
Other costs of operations	771,442	682,014	660,475	688,990	621,700
Total other expense	3,140,325	3,047,485	2,822,932	2,689,474	2,587,866
Income before income taxes	2,323,862	2,058,398	1,674,692	1,642,245	1,765,568
Income taxes	915,556	743,284	595,025	575,999	627,088
Net income	$1,408,306	$1,315,114	$1,079,667	$1,066,246	$1,138,480
Dividends declared
Common	$457,200	$441,765	$374,912	$371,137	$365,171
Preferred	72,734	81,270	81,270	75,878	53,450

Table 4

COMMON SHAREHOLDER DATA

	2017	2016	2015	2014	2013
Per share
Net income
Basic	$8.72	$7.80	$7.22	$7.47	$8.26
Diluted	8.70	7.78	7.18	7.42	8.20
Cash dividends declared	3.00	2.80	2.80	2.80	2.80
Common shareholders’ equity at year-end	100.03	97.64	93.60	83.88	79.81
Tangible common shareholders’ equity at year-end	69.08	67.85	64.28	57.06	52.45
Dividend payout ratio	34.24%	35.81%	37.56%	37.49%	33.94%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2017 Compared with 2016			2016 Compared with 2015
		Resulting from Changes in:			Resulting from Changes in:
	Total Change	Volume	Rate	Total Change	Volume	Rate
	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$265,542	7,912	257,630	$710,191	703,099	7,092
Deposits at banks	15,810	(21,398)	37,208	30,264	10,805	19,459
Federal funds sold and agreements to resell securities	3	—	3	(32)	(65)	33
Trading account	(240)	(232)	(8)	195	(31)	226
Investment securities
U.S. Treasury and federal agencies	3,520	15,273	(11,753)	(3,947)	12,524	(16,471)
Obligations of states and political subdivisions	(1,888)	(2,061)	173	(2,552)	(2,251)	(301)
Other	(3,215)	(3,302)	87	(6,593)	3,890	(10,483)
Total interest income	$279,532			$727,526
Interest expense
Interest-bearing deposits
Savings and interest-checking deposits	$45,473	2,132	43,341	$41,564	10,724	30,840
Time deposits	(41,336)	(31,283)	(10,053)	75,782	59,607	16,175
Deposits at Cayman Islands office	389	(61)	450	182	(53)	235
Short-term borrowings	(2,114)	(3,923)	1,809	1,948	1,288	660
Long-term borrowings	(41,645)	(44,662)	3,017	(21,749)	857	(22,606)
Total interest expense	$(39,233)			$97,727

(a)

Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

M&T and its subsidiaries could be adversely impacted by a number of risks and uncertainties that are difficult to predict.  As a financial institution certain risk elements are inherent in the ordinary course of the Company’s business activities and adverse experience with those risks could have a material impact on the Company’s business, financial condition and results of operations, as well as on the values of the Company’s financial instruments and M&T’s common stock.  The Company has developed a risk management process to identify, understand, mitigate and balance its exposure to significant risks. The following risk factors set forth some of the risks that could materially and adversely impact the Company, although there may be additional risks that are not presently material or known that may adversely affect the Company.

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

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as the Company. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that the Company charges on loans and that the Company pays on borrowings and interest-bearing deposits and can also affect the value of the Company’s on-balance sheet and off-balance sheet financial instruments. Also, due to the impact on rates for short-term funding, the Federal Reserve’s policies also influence, to a significant extent, the Company’s cost of such funding. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. In December 2017, President Trump signed into law the Tax Cuts and Jobs Act which is one of the most significant overhauls to the United States federal tax code since 1986 and could have a significant impact on domestic and international tax consequences. M&T cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on the Company’s business activities, financial condition and results of operations.

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

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the financial system as a whole, not stockholders. These regulations and supervisory guidance affect the Company’s lending practices, capital structure, amounts of capital, investment practices, dividend policy, growth and expansionary activity, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in civil or criminal penalties, including monetary penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In this regard, government authorities, including the bank regulatory agencies, can pursue aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures and may also adversely affect the Company’s ability to enter into certain transactions or engage in certain activities, or obtain necessary regulatory approvals in connection therewith.

The U.S. government and others have undertaken major reforms of the regulatory oversight structure of the financial services industry. M&T has been subject to increased regulation of its industry as a result of certain and possible future initiatives. M&T continues to expect scrutiny in the examination process and more aggressive enforcement of regulations on both the federal and state levels. Compliance with new regulations and supervisory initiatives could increase the Company’s costs, reduce its revenue and/or limit its ability to pursue certain desirable business opportunities.

Any new regulatory requirements or changes to existing requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, such activity could affect the behaviors of third parties with which the Company deals in the ordinary course of business, such as rating agencies, insurance companies and investors. Heightened regulatory practices, requirements or expectations could affect the Company in substantial and unpredictable ways, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Capital and liquidity standards adopted by the U.S. banking regulators have resulted in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case.

Capital standards imposed as a result of the Dodd-Frank Act and the U.S. Basel III-based capital rules have had a significant effect on banks and bank holding companies, including M&T. The U.S. capital rules require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. For additional information, see “Capital Requirements” under Part I, Item 1 “Business.”

The requirement to maintain more and higher quality capital, as well as greater liquidity than historically has been required, and generally increased regulatory scrutiny with respect to capital and liquidity levels, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in M&T being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets, the capital requirements for which are not justified by the assets’ underlying risks.

In addition, the U.S. Basel III-based liquidity coverage ratio requirement and the liquidity-related provisions of the Federal Reserve’s liquidity-related enhanced prudential supervision requirements adopted pursuant to Section 165 of the Dodd-Frank Act require the Company to hold increased levels of unencumbered highly liquid investments, thereby reducing the Company’s ability to invest in other longer-term assets even if deemed more desirable from a balance sheet management perspective. Moreover, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, common stock share repurchases and acquisitions.

M&T’s ability to return capital to shareholders and to pay dividends on common stock may be adversely affected by market and other factors outside of its control and will depend, in part, on a review of its capital plan by the Federal Reserve.

Any decision by M&T to return capital to shareholders, whether through a common stock dividend or through a common stock share repurchase program, requires the approval of M&T’s Board of Directors and depends in large part on receiving regulatory approval, including through the Federal Reserve’s CCAR process and the supervisory stress tests required under the Dodd-Frank Act whereby M&T’s financial position is tested under assumed severely adverse economic conditions. Prior to the public disclosure of a BHC’s CCAR results, the Federal Reserve will provide the BHC with the results of its supervisory stress test and will offer a one-time opportunity for the BHC to reduce planned capital distributions through the submission of a revised capital plan. The Federal Reserve may object to any capital plan in which a BHC’s regulatory capital ratios inclusive of adjustments to planned capital distributions, if any, would not meet the minimum requirements throughout a nine-quarter period under severely adverse stress conditions. In January 2017, the

Federal Reserve finalized a rule modifying the capital plan and stress testing rules for the 2017 cycle. The rule eliminated the qualitative component of CCAR for bank holding companies with total consolidated assets between $50 billion and $250 billion, such as M&T. The qualitative assessment considered factors including the comprehensiveness of a BHC’s capital plan, the assumptions and analysis underlying the plan, and the extent to which the BHC had satisfied certain supervisory matters related to its processes, analyses, controls and governance. The Federal Reserve will continue to evaluate these factors through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning. If the Federal Reserve objects to M&T’s capital plan, it could impose restrictions on M&T’s ability to return capital to shareholders, including through paying dividends, entering into acquisitions or repurchasing its common stock, which in turn could negatively impact market and investor perceptions of M&T. In June 2017, the Federal Reserve announced that it did not object to M&T’s capital plan; however, M&T cannot be certain that the Federal Reserve will not object to future capital plans submitted through the CCAR program.

In addition, Federal Reserve capital planning and stress testing rules generally limit a BHC’s ability to make quarterly capital distributions – dividends and common stock share repurchases – if the amount of actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the BHC had indicated in its submitted capital plan as to which it received a non-objection from the Federal Reserve. Under these rules, for example, if a BHC issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. As such, M&T’s ability to declare and pay dividends on its common stock, as well as the amount of such dividends, will depend, in part, on its ability to issue stock in accordance with its capital plan or to otherwise remain in compliance with its capital plan, which may be adversely affected by market and other factors outside of M&T’s control.

The effect of resolution plan requirements may have a material adverse impact on M&T.

Bank holding companies with consolidated assets of $50 billion or more, such as M&T, are required to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. M&T’s resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The regulation adopted by the Federal Reserve and FDIC prescribes specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the Company proposes to take in resolution, and a description of the Company’s organizational structure, material entities, core business lines, interconnections and interdependencies, and management information systems, among other elements. The most recent resolution plan for M&T was filed in December 2017. In addition, insured depository institutions with $50 billion or more in total assets, such as M&T Bank, are required to submit to the FDIC periodic plans for resolution in the event of the institution’s failure.  M&T Bank submitted its most recent resolution plan in December 2015, as required. The next resolution plan for M&T Bank is required to be filed by July 1, 2018.

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

The Dodd-Frank Act creates a mechanism, the OLF, for liquidation of systemically important bank holding companies and non-bank financial companies. The OLF is administered by the FDIC and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger a liquidation under this authority after consultation with the President of the U.S. and after receiving a recommendation from the boards of the FDIC and the Federal Reserve upon a two-thirds vote. Liquidation proceedings will be funded by the OLF, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be first made on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess, and second, if necessary, on, among others, bank holding companies with total consolidated assets of $50 billion or more, such as M&T. Any such assessments may adversely affect the Company’s business, financial condition or results of operations.

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

The Company’s liquidity and ability to fund and operate the business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms. Other conditions and factors that could materially adversely affect the Company’s liquidity and funding include a lack of market or customer confidence in, or negative news about, the Company or the financial services industry generally which also may result in a loss of deposits and/or negatively affect the ability to access the capital markets; the loss of customer deposits to alternative investments; inability to sell or securitize loans or other assets; and downgrades in one or more of the Company’s credit ratings. A downgrade in the Company’s credit ratings, which could result from general industry-wide or regulatory factors not solely related to the Company, could adversely affect the Company’s ability to borrow funds and raise the cost of borrowings substantially and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect M&T’s ability to raise capital. Many of the above conditions and factors may be caused by events over which M&T has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future.

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

M&T is a separate and distinct legal entity from its subsidiaries. M&T typically receives substantially all of its revenue from subsidiary dividends. These dividends are the principal source of funds to pay dividends on M&T stock and interest and principal on its debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that M&T’s banking subsidiaries and certain non-bank subsidiaries may pay. Regulatory scrutiny of capital levels at bank holding companies and insured depository institution subsidiaries has increased in recent years and has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks, such as parent bank holding companies. See “Item 1. Business — Distributions” for a discussion of regulatory and other restrictions on dividend declarations. Also, M&T’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on M&T’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt.

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

Like all businesses, the Company is subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses reputational risk and compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of noncompliance with contractual and other obligations. The Company is also exposed to operational risk through outsourcing arrangements, and the effect that changes in circumstances or capabilities of its outsourcing vendors can have on the Company’s ability to continue to perform operational functions necessary to its business. In addition, along with other participants in the financial services industry, the Company frequently attempts to introduce new technology-driven products and services that are aimed at allowing the Company to better serve customers and to reduce costs. The Company may not be able to effectively implement new technology-driven products and services that allow it to remain competitive or be successful in marketing these products and services to its customers. Although the Company seeks to mitigate operational risk through a system of internal controls that are reviewed and updated, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to the Company’s reputation or foregone business opportunities.

Changes in accounting standards could impact the Company’s financial condition and results of operations.

The accounting standard setters, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, which would result in the restating of the Company’s prior period financial statements.

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

M&T’s success depends, in large part, on its ability to attract and retain key individuals and to have a diverse workforce. Competition for qualified and diverse candidates in the activities and markets that the Company serves is significant and the Company may not be able to hire candidates and retain them. Growth in the Company’s business, including through acquisitions, may increase its need for additional qualified personnel. If the Company is not able to hire or retain these type of individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.

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

The occurrence of any failure, interruption or security breach of the Company’s systems, particularly if widespread or resulting in financial losses to customers, could damage the Company’s reputation, result in a loss of customer business, subject it to additional regulatory scrutiny and potential sanctions, or expose it to civil litigation and financial liability.

The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the Company’s business and operations involve substantial risk of legal liability. M&T and/or its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of companies M&T has acquired). In addition, from time to time, M&T is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank and other regulatory agencies, the SEC and law enforcement authorities. The SEC has announced a policy of seeking admissions of liability in certain settled cases, which could adversely impact the defense of private litigation. M&T is also at risk when it has agreed to indemnify others for losses related to legal proceedings, including for litigation and governmental investigations and inquiries, such as in connection with the purchase or sale of a business or assets. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2017, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $9.6 million.

M&T Bank owns and occupies an additional facility in Buffalo, New York (known as M&T Center) with approximately 395,000 rentable square feet of space.  At December 31, 2017, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $10.6 million.

M&T Bank also owns and occupies three separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 290,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $27.5 million at December 31, 2017.

M&T Bank owns a facility in Syracuse, New York with approximately 160,000 rentable square feet of space. Approximately 46% of that facility is occupied by M&T Bank. At December 31, 2017, the cost of that building (including improvements subsequent to acquisition), net of accumulated depreciation, was less than $1 million.

M&T Bank owns facilities in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 97% of Wilmington Center. Wilmington Plaza is occupied by a tenant. At December 31, 2017, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $41.6 million and $12.3 million, respectively.

M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 220,000 and 325,000 rentable square feet of space, respectively. M&T Bank occupies approximately 30% and 89% of those facilities, respectively. At December 31, 2017, the cost of those buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $10.3 million and $8.8 million, respectively.

No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost, net of accumulated depreciation and amortization, of the Company’s premises and equipment is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Of the 782 domestic banking offices of M&T’s subsidiary banks at December 31, 2017, 308 are owned in fee and 474 are leased.

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

Wilmington Trust Corporation Litigation Matter

M&T’s Wilmington Trust Corporation subsidiary is the subject of certain litigation arising from actions undertaken by Wilmington Trust Corporation prior to M&T’s acquisition of Wilmington Trust Corporation and its subsidiaries, as set forth below.

 In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust Corporation, alleging that Wilmington Trust Corporation’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated. Wilmington Trust Corporation moved to dismiss. The Court issued an order denying Wilmington Trust Corporation’s motion to dismiss on March 20, 2014. Plaintiffs’ motion for class certification was granted on September 3, 2015.  Fact discovery was stayed by Court order during extended periods of this litigation. On December 19, 2016, the Court issued an order lifting the existing stay in its entirety.  Fact discovery was completed on or about August 15, 2017. On December 12, 2017, the Court issued an order extending certain pre-trial deadlines, pushing all dates off until after the completion of the criminal trial involving certain individual witnesses. Expert discovery must now be completed by July 31, 2018 and summary judgment motions must be fully briefed by October 31, 2018. The Court has removed this matter from the trial calendar and no trial date has been set.

  Due to their complex nature, it is difficult to estimate when litigation or investigatory matters may be resolved. As set forth in the introductory paragraph to this Item 1 — Legal Proceedings, losses from current litigation and regulatory matters which the Company is subject to that are not currently considered probable are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth above.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

Information concerning M&T’s executive officers is presented below as of February 22, 2018. The year the officer was first appointed to the indicated position with M&T or its subsidiaries is shown parenthetically. In the case of each entity noted below, officers’ terms run until the first meeting of the board of directors after such entity’s annual meeting, which in the case of M&T takes place immediately following the Annual Meeting of Shareholders, and until their successors are elected and qualified.

René F. Jones, age 53, is chief executive officer, chairman of the board and a director of M&T and M&T Bank (2017).  Previously, he was an executive vice president (2006) of M&T and a vice chairman (2014) of M&T Bank. Mr. Jones had overall responsibility for the Company’s Wealth and Institutional Services Division, Treasury Division, and Mortgage and Consumer Lending Divisions. Mr. Jones is chairman, president and chief executive officer (2017) and a director (2007) of Wilmington Trust, N.A., and he is chairman of the board, president (2009) and a trustee (2005) of M&T Real Estate. Mr. Jones is chairman of the board and a director (2014) of Wilmington Trust Investment Advisors, and is a director (2007) of M&T Insurance Agency. Mr. Jones is chairman of the board and a director (2014) of Wilmington Trust Company. Previously, Mr. Jones served as chief financial officer (2005) of M&T, M&T Bank and Wilmington Trust, N.A. and had held a number of management positions within M&T Bank’s Finance Division since 1992.

Richard S. Gold, age 57, is president, chief operating officer and a director of M&T and M&T Bank (2017).  Mr. Gold is responsible for the Mortgage, Consumer Lending, Retail, Business Banking and Legal Divisions. Previously, he was an executive vice president (2006) and chief risk officer (2014) of M&T and was a vice chairman and chief risk officer (2014) of M&T Bank. Mr. Gold had been responsible for overseeing the Company’s governance and strategy for risk management, as well as relationships with key regulators and supervisory agencies.  He served as a senior vice president of M&T Bank from 2000 to 2006 and has held a number of management positions since he began his career with M&T Bank in 1989.  Mr. Gold is an executive vice president (2006) and a director (2017) of Wilmington Trust, N.A. and a director of Wilmington Trust Company (2017).

Kevin J. Pearson, age 56, is an executive vice president (2002) of M&T and is a vice chairman (2014) of M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson is responsible for M&T Bank’s Commercial Banking, Credit, and Technology and Banking Operations Divisions. Previously, Mr. Pearson served as senior vice president of M&T Bank from 2000 to 2002, and has held a number of management positions since he began his career with M&T Bank in 1989. He is an executive vice president (2003) and a trustee (2014) of M&T Real Estate, chairman of the board (2009) and a director (2003) of M&T Realty Capital, and an executive vice president and a director of Wilmington Trust, N.A. (2014).

Robert J. Bojdak, age 62, is an executive vice president and chief credit officer (2004) of M&T and M&T Bank, and is responsible for the Company’s Credit Division. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank. He is an executive vice president and a director (2004) of Wilmington Trust, N.A.

Janet M. Coletti, age 54, is an executive vice president (2015) of M&T and M&T Bank, overseeing the Company’s Human Resources Division. Ms. Coletti previously served as senior vice president of M&T Bank, most recently responsible for the Business Banking Division, and has held a number of management positions within M&T Bank since 1985.

William J. Farrell II, age 60, is an executive vice president (2011) of M&T and M&T Bank, and is responsible for managing administrative and business development functions of the Company’s Wealth and Institutional Services Division, which includes Institutional Client Services and M&T Insurance Agency. Mr. Farrell joined M&T through the Wilmington Trust Corporation acquisition. He joined Wilmington Trust Corporation in 1976, and held a number of senior management positions, most recently as executive vice president and head of the Corporate Client Services business. Mr. Farrell is president, chief executive officer and a director (2012) of Wilmington Trust Company, an executive vice president and a director (2011) of Wilmington Trust, N.A. and a director (2013) of M&T Securities.

Brian E. Hickey, age 65, is an executive vice president of M&T (1997) and M&T Bank (1996). He is a member of the Directors Advisory Council (1994) of the Rochester Division of M&T Bank. Mr. Hickey is responsible for co-managing with Mr. Martocci M&T Bank’s commercial banking lines of business and all of the non-retail banking segments in Upstate New York, Western New York and in the Northern, Central and Western Pennsylvania and Connecticut regions. Mr. Hickey is also responsible for the Dealer Commercial Services line of business.

Darren J. King, age 48, is an executive vice president (2010) and chief financial officer (2016) of M&T and executive vice president (2009) and chief financial officer (2016) of M&T Bank. Mr. King has responsibility for the overall financial management of the Company.  Prior to his current role, Mr. King was the Retail Banking executive with responsibility for overseeing Business Banking, Consumer Deposits, Consumer Lending and M&T Bank’s Marketing and Communications team. Mr. King previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president (2009) and chief financial officer (2016) of Wilmington Trust, N.A.

Gino A. Martocci, age 52, is an executive vice president (2014) of M&T and M&T Bank, and is responsible for co-managing with Mr. Hickey M&T Bank’s commercial banking lines of business and all non-retail banking segments in the metropolitan New York City, New Jersey, Philadelphia, Delaware, Baltimore and Washington, D.C. markets.  He is also responsible for M&T Realty Capital. Mr. Martocci was a senior vice president of M&T Bank from 2002 to 2013, serving in a number of management positions. He is an executive vice president (2015) and a director (2009) of M&T Realty Capital, an executive vice president of M&T Real Estate, co-chairman of the Senior Loan Committee and a member of the New York City Mortgage Investment Committee. Mr. Martocci is also a member of the Directors Advisory Council of the New York City/Long Island (2013) and the New Jersey (2015) Divisions of M&T Bank.

Doris P. Meister, age 62, is an executive vice president (2016) of M&T and M&T Bank, and is responsible for overseeing the Company’s wealth management business, including Wealth Advisory Services, M&T Securities and Wilmington Trust Investment Advisors. Ms. Meister is an executive vice president and a director (2016) of Wilmington Trust, N.A., an executive vice president and director of Wilmington Trust Company (2016), and a director (2016) of M&T Securities. Prior to joining M&T in 2016, Ms. Meister served as President of U.S. Markets for BNY Mellon Wealth Management and was a Managing Director of the New York office of Bernstein Global Wealth Management.

Michael J. Todaro, age 56, is an executive vice president (2015) of M&T and M&T Bank, and is responsible for the Mortgage, Consumer Lending and Customer Asset Management Divisions. Mr. Todaro previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank’s Mortgage Division since 1995. He is an executive vice president (2015) of Wilmington Trust, N.A.

Michele D. Trolli, age 56, is an executive vice president and chief information officer (2005) of M&T and M&T Bank. Ms. Trolli leads a wide range of the Company’s Technology and Banking Operations, which includes banking services, corporate services, digital and telephone banking, the enterprise data office, enterprise and cyber security, and enterprise technology.

D. Scott N. Warman, age 52, is an executive vice president (2009) and treasurer (2008) of M&T and M&T Bank. He is responsible for managing the Company’s Treasury Division. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of Wilmington Trust, N.A. (2008), a trustee of M&T Real Estate (2009), and is an executive vice president and treasurer of Wilmington Trust Company (2012).

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

During the fourth quarter of 2017, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2001 Stock Option Plan, the 2005 Incentive Compensation Plan, which replaced the 2001 Stock Option Plan, and the 2009 Equity Incentive Compensation Plan, each of which has been previously approved by shareholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2017, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	135,827	$81.68	3,278,036
Equity compensation plans not approved by security holders	23,078	85.36	40,676
Total	158,905	$82.22	3,318,712

(1)

As of December 31, 2017, a total of 537,090 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $168.81 per common share.

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

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Nasdaq Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2012 and ending on December 31, 2017. The KBW Nasdaq Bank Index is a market capitalization index consisting of 24 banking stocks representing leading large U.S. national money centers, regional banks and thrift institutions.

Comparison of Five-Year Cumulative Return*

Shareholder Value at Year End*

	2012	2013	2014	2015	2016	2017
M&T Bank Corporation	$100	121	134	132	175	194
KBW Nasdaq Bank Index	100	138	151	151	195	231
S&P 500 Index	100	132	151	153	171	208

* Assumes a $100 investment on December 31, 2012 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

On July 18, 2017, M&T announced that it had been authorized by its Board of Directors to purchase up to $900 million of shares of its common stock through June 30, 2018. A repurchase program authorized in July 2016 by M&T’s Board of Directors was completed during 2017. In total, M&T repurchased 7,369,105 common shares for $1.21 billion during 2017.

During the fourth quarter of 2017, M&T purchased shares of its common stock as follows:

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)(3)

October 1 — October 31, 2017	800,969	$166.59	800,000	$541,998,000
November 1 — November 30, 2017	544,780	167.36	543,356	451,062,000
December 1 — December 31, 2017	2,546	171.94	—	451,062,000
Total	1,348,295	$166.91	1,343,356

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

(3)    On February 21, 2018, M&T’s Board of Directors approved a program to purchase an additional $745 million of M&T common stock through June 30, 2018.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $118.6 billion at December 31, 2017. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are Manufacturers and Traders Trust Company (“M&T Bank”) and Wilmington Trust, National Association (“Wilmington Trust, N.A.”).

M&T Bank, with total assets of $118.1 billion at December 31, 2017, is a New York-chartered commercial bank with 780 domestic banking offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in the Cayman Islands. M&T

Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. Lending is largely focused on consumers residing in the states noted above and on small and medium size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include: M&T Real Estate Trust, a commercial mortgage lender; M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; Wilmington Trust Investment Advisors, Inc., which serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.

Wilmington Trust, N.A. is a national bank with total assets of $5.0 billion at December 31, 2017. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services.  Wilmington Trust, N.A. also offered selected deposit and loan products on a nationwide basis, largely through telephone, Internet and direct mail marketing techniques.

On November 1, 2015, M&T completed its acquisition of Hudson City Bancorp, Inc. (“Hudson City”). Immediately following completion of the merger, Hudson City Savings Bank merged with and into M&T Bank. Pursuant to the merger agreement, M&T paid cash consideration of $2.1 billion and issued 25,953,950 shares of M&T common stock in exchange for Hudson City shares outstanding at the time of acquisition that added $3.1 billion to M&T’s common shareholders’ equity.  Assets acquired totaled approximately $36.7 billion, including $19.0 billion of loans (predominantly residential real estate loans) and $7.9 billion of investment securities. Liabilities assumed aggregated $31.5 billion, including $17.9 billion of deposits and $13.2 billion of borrowings. Immediately following the acquisition, the Company restructured its balance sheet by selling $5.8 billion of investment securities obtained in the acquisition and repaying $10.6 billion of borrowings assumed in the transaction.

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

•

Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations, capitalized servicing assets, pension and other postretirement benefit obligations, estimated residual values of property associated with leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations, financial condition or disclosures of fair value information. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include investment securities, other investments, loan servicing rights, goodwill and core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 3, 4, 7, 8, 12, 18, 19 and 20 of Notes to Financial Statements.

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

Overview

Net income for the Company during 2017 was $1.41 billion or $8.70 of diluted earnings per common share, up 7% and 12%, respectively, from $1.32 billion or $7.78 of diluted earnings per common share in 2016. Basic earnings per common share also increased 12% to $8.72 in 2017 from $7.80 in 2016. Net income in 2015 totaled $1.08 billion, while diluted and basic earnings per common share were $7.18 and $7.22, respectively. Expressed as a rate of return on average assets, net income in 2017 was 1.17%, compared with 1.06% in each of 2016 and 2015. The return on average common shareholders’ equity was 8.87% in 2017, 8.16% in 2016 and 8.32% in 2015.

The enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017 reduced the corporate Federal income tax rate from 35% to 21% effective January 1, 2018 and made other changes to U.S. corporate income tax laws.  GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment.  Accordingly, the incremental income tax expense recorded by the Company in the fourth quarter of 2017 related to the Tax Act was $85 million, representing $.56 of diluted earnings per common share.  The additional expense was largely attributable to the reduction in carrying value of net deferred tax assets reflecting lower future tax benefits resulting from the lower corporate tax rate.

During the fourth quarter of 2017, the Company realized after-tax gains from investment securities of $14 million ($21 million pre-tax) that added $.09 to diluted earnings per common share. Gains from investment securities increased the Company’s net income in 2016 by $18 million ($30 million pre-tax), representing $.12 of diluted earnings per common share.  There were no significant gains or losses on investment securities in 2015.

The Company increased its contribution to The M&T Charitable Foundation by $44 million in the final 2017 quarter, bringing total charitable contributions for all of 2017 to $50 million, thereby reducing net income by $30 million, or $.20 of diluted earnings per common share.  Charitable contributions were $30 million in 2016 and $46 million in 2015.  After applicable tax effect, those contributions equated to $.12 and $.20 per diluted common share in 2016 and 2015, respectively.

On October 9, 2017, Wilmington Trust Corporation, a wholly owned subsidiary of M&T, reached an agreement with the U.S. Attorney’s Office for the District of Delaware related to alleged conduct that took place between 2009 and 2010 prior to the acquisition of Wilmington Trust Corporation by M&T.  Under the terms of that agreement, Wilmington Trust Corporation was required to pay $60 million and settled the government’s claims.  The settlement amount included $16 million previously paid to the U.S. Securities and Exchange Commission in a related action.  The result was a payment of $44 million that is not deductible for income tax purposes.  Wilmington Trust Corporation did not admit any liability.

As of September 30, 2017, the Company increased the reserve for legal matters by $50 million.  That increase, coupled with the non-deductible nature of the $44 million payment, reduced net income in 2017 by $48 million, or $.31 of diluted earnings per common share.

The Hudson City transaction was accounted for using the acquisition method of accounting and, accordingly, the results of operations acquired in such transaction have been included in the Company’s financial results for the final two months of 2015 and for all of 2016 and 2017. The acquired operations added to the Company’s average earning assets, net interest income and non-interest expenses. Net acquisition and integration-related expenses (included herein as merger-related expenses) associated with the Hudson City acquisition totaled $22 million after-tax effect, or $.14 of diluted earnings per common share during 2016 and $61 million after-tax effect, or $.44 of diluted earnings per common share in 2015. There were no merger-related expenses in 2017.

Taxable-equivalent net interest income increased 9% to $3.82 billion in 2017 from $3.50 billion in 2016. That improvement resulted from a widening of the net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, from 3.11% in 2016 to 3.47% in 2017. Partially offsetting the impact of the widened net interest margin was a 2% decline in average earning assets to $110.0 billion in 2017 from $112.6 billion in 2016. Taxable-equivalent net interest income in 2016 was 22% higher than $2.87 billion in 2015 due predominantly to a $21.4 billion increase in average earning assets. That increase reflected higher average balances of loans and leases of $17.8 billion, principally due to the full-year impact of the Hudson City acquisition, and interest-bearing deposits at banks of $3.1 billion. Offsetting the impact of higher earning assets was a three basis point (hundredths of one percent) narrowing of the net interest margin from 3.14% in 2015. Lower yields on investment securities and an increase in rates on interest-bearing deposits, reflecting the impact of time deposits in the former Hudson City markets, led to that narrowing.

The provision for credit losses decreased 12% to $168 million in 2017 from $190 million in 2016. The provision in 2015 of $170 million reflected $21 million, as provided for by GAAP, for incurred credit losses in connection with the $18.3 billion of loans acquired in the Hudson City transaction at a premium that were not individually identifiable as impaired at the acquisition date. Net charge-offs were $140 million in 2017, $157 million in 2016 and $134 million in 2015. Net charge-offs as a percentage of average loans and leases were .16% in 2017, .18% in 2016 and .19% in 2015.

Other income totaled $1.85 billion in 2017, compared with $1.83 billion in each of 2016 and 2015. Comparing 2017 with 2016, higher trust income and service charges on deposit accounts were partially offset by a decline in residential mortgage banking revenues and lower gains on investment securities. During 2016, higher gains recognized on sales of investment securities and increased trading account and foreign exchange gains as compared with 2015 were offset by a $45 million gain in 2015 on the sale of the Company’s trade processing business.

Other expense increased 3% to $3.14 billion in 2017 from $3.05 billion in 2016. Other expense in 2015 totaled $2.82 billion. Included in those amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $31 million, $43 million and $26 million in 2017, 2016 and 2015, respectively, and merger-related expenses of $36 million and $76 million in 2016 and 2015, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $3.11 billion in 2017, compared with $2.97 billion in 2016 and $2.72 billion in 2015. The increase in such expenses in 2017 as compared with 2016 was largely due to higher costs for salaries and employee benefits, professional services and charitable contributions, and increases to the reserve for legal matters. The increase in noninterest operating expenses in 2016 as compared with 2015 reflects the full-year impact of the Hudson City acquisition and higher costs for salaries and employee benefits and FDIC assessments.

The efficiency ratio measures the relationship of operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 55.1% in 2017, compared with 56.1% and 58.0% in 2016 and 2015, respectively. The calculations of the efficiency ratio are presented in table 2.

In 2017, in addition to the impact of the Tax Act already noted, M&T adopted new accounting guidance for share-based transactions.  That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized in income tax expense in the income statement.  Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise.  The adoption of the amended accounting guidance resulted in a $22 million reduction of income tax expense in 2017, or $.15 of diluted earnings per common share.

On June 28, 2017, M&T announced that the Federal Reserve did not object to M&T’s proposed 2017 Capital Plan.  That capital plan includes provisions for the repurchase of up to $900 million of common shares during the four-quarter period starting on July 1, 2017, an increase in the quarterly common stock dividend in the second quarter of 2018 of up to $.05 per share to $.80 per share, and the issuance of subordinated capital notes in the third quarter of 2017 of $500 million.  M&T may continue to pay dividends and interest on equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt, consistent with the contractual terms of those instruments.  Dividends are subject to declaration by M&T’s Board of Directors.  In July 2017, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $900 million of shares of M&T’s common stock subject to all applicable regulatory limitations, including those set forth in M&T’s 2017 Capital Plan. In accordance with M&T’s 2017 Capital Plan, M&T repurchased 2,726,102 shares of its common stock during the last six months of 2017 at a cost of $449 million and issued $500 million of subordinated capital notes during 2017’s third quarter.   In accordance with M&T’s revised 2016 Capital Plan, during the first half of 2017, M&T repurchased 4,643,003 shares of its common stock at a total cost of $757 million, and during the first quarter of 2017 M&T increased the quarterly common stock dividend from $.70 to $.75 per share. In the aggregate, M&T repurchased 7,369,105 shares of its common stock during 2017 at a cost of $1.21 billion.

On February 5, 2018, M&T received notice of non-objection from the Federal Reserve to repurchase an additional $745 million of shares of its common stock by June 30, 2018.  This amount is in addition to the previously announced $900 million of common stock authorized for repurchase under M&T’s 2017 Capital Plan and its current stock repurchase program.  The additional repurchases of up to $745 million will be made under the terms of a new stock repurchase program approved by M&T’s Board of Directors on February 21, 2018.

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

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease)(a)										Compound Growth Rate
2016 to 2017		2015 to 2016								5 Years
Amount	%	Amount	%		2017	2016	2015	2014	2013	2012 to 2017

$279.6	7	$727.5	23	Interest income(b)	$4,202.4	$3,922.8	$3,195.3	$2,980.5	$2,982.3	7%
(39.2)	(9)	97.7	30	Interest expense	386.8	426.0	328.3	280.4	284.1	2
318.8	9	629.8	22	Net interest income(b)	3,815.6	3,496.8	2,867.0	2,700.1	2,698.2	8
(22.0)	(12)	20.0	12	Less: provision for credit losses	168.0	190.0	170.0	124.0	185.0	(4)
(9.0)	(30)	30.3	—	Gain on bank investment securities(c)	21.3	30.3	—	—	46.7	—
34.2	2	(29.4)	(2)	Other income	1,829.9	1,795.7	1,825.1	1,779.3	1,818.5	1
				Less:
27.1	2	74.1	5	Salaries and employee benefits	1,650.7	1,623.6	1,549.5	1,405.0	1,355.2	5
65.8	5	150.4	12	Other expense	1,489.6	1,423.8	1,273.4	1,284.5	1,232.7	5
273.1	13	386.2	23	Income before income taxes	2,358.5	2,085.4	1,699.2	1,665.9	1,790.5	8
				Less:
7.6	28	2.5	10	Taxable-equivalent adjustment(b)	34.6	27.0	24.5	23.7	25.0	6
172.3	23	148.3	25	Income taxes	915.6	743.3	595.0	576.0	627.0	10
$93.2	7	$235.4	22	Net income	$1,408.3	$1,315.1	$1,079.7	$1,066.2	$1,138.5	6%

(a)	Changes were calculated from unrounded amounts.
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

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $4.7 billion at each of December 31, 2017, 2016 and 2015. Included in such intangible assets was goodwill of $4.6 billion at each of those dates. Amortization of core deposit and other intangible assets, after-tax effect, totaled $19 million, $26 million and $16 million during 2017, 2016 and 2015, respectively.

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains and expenses associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. Those merger-related expenses generally consist of professional services and other temporary help fees associated with the actual or planned conversion of systems and/or integration of operations; costs related to branch and office consolidations; costs related to termination of existing contractual arrangements to purchase various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance; incentive compensation costs; travel costs; and printing, supplies and other costs of completing the transactions and commencing operations in new markets and offices. Those expenses totaled $36 million ($22 million after-tax) in 2016 and $76 million ($48 million after-tax) in 2015. Also considered as a merger-related expense in 2015 was a provision for credit losses of $21 million. GAAP provides that an allowance for credit losses associated with probable incurred losses on loans acquired at a premium be recognized. Given the recognition of such losses above and beyond the impact of forecasted losses used in determining the fair value of acquired loans, the Company considered that provision to be a merger-related expense. There were no merger-related expenses in 2017. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $1.43 billion in 2017, compared with $1.36 billion in 2016 and $1.16 billion in 2015. Diluted net operating earnings per common share were $8.82 in 2017, $8.08 in 2016 and $7.74 in 2015.

Net operating income expressed as a rate of return on average tangible assets was 1.23% in 2017, compared with 1.14% in 2016 and 1.18% in 2015. Net operating income represented a return on average tangible common equity of 13.00% in 2017 and 2015, compared with 12.25% in 2016.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2017	2016	2015
Income statement data
Dollars in thousands, except per share
Net income
Net income	$1,408,306	$1,315,114	$1,079,667
Amortization of core deposit and other intangible assets(a)	19,025	25,893	16,150
Merger-related expenses(a)	—	21,685	60,820
Net operating income	$1,427,331	$1,362,692	$1,156,637
Earnings per common share
Diluted earnings per common share	$8.70	$7.78	$7.18
Amortization of core deposit and other intangible assets(a)	.12	.16	.12
Merger-related expenses(a)	—	.14	.44
Diluted net operating earnings per common share	$8.82	$8.08	$7.74
Other expense
Other expense	$3,140,325	$3,047,485	$2,822,932
Amortization of core deposit and other intangible assets	(31,366)	(42,613)	(26,424)
Merger-related expenses	—	(35,755)	(75,976)
Noninterest operating expense	$3,108,959	$2,969,117	$2,720,532
Merger-related expenses
Salaries and employee benefits	$—	$5,334	$51,287
Equipment and net occupancy	—	1,278	3
Outside data processing and software	—	1,067	785
Advertising and marketing	—	10,522	79
Printing, postage and supplies	—	1,482	504
Other costs of operations	—	16,072	23,318
Other expense	—	35,755	75,976
Provision for credit losses	—	—	21,000
Total	$—	$35,755	$96,976
Efficiency ratio
Noninterest operating expense (numerator)	$3,108,959	$2,969,117	$2,720,532
Taxable-equivalent net interest income	3,815,614	3,496,849	2,867,050
Other income	1,851,143	1,825,996	1,825,037
Less: Gain (loss) on bank investment securities	21,279	30,314	(130)
Denominator	$5,645,478	$5,292,531	$4,692,217
Efficiency ratio	55.07%	56.10%	57.98%
Balance sheet data
In millions
Average assets
Average assets	$120,860	$124,340	$101,780
Goodwill	(4,593)	(4,593)	(3,694)
Core deposit and other intangible assets	(86)	(117)	(45)
Deferred taxes	33	46	16
Average tangible assets	$116,214	$119,676	$98,057
Average common equity
Average total equity	$16,295	$16,419	$13,228
Preferred stock	(1,232)	(1,297)	(1,232)
Average common equity	15,063	15,122	11,996
Goodwill	(4,593)	(4,593)	(3,694)
Core deposit and other intangible assets	(86)	(117)	(45)
Deferred taxes	33	46	16
Average tangible common equity	$10,417	$10,458	$8,273
At end of year
Total assets
Total assets	$118,593	$123,449	$122,788
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(72)	(98)	(140)
Deferred taxes	19	39	54
Total tangible assets	$113,947	$118,797	$118,109
Total common equity
Total equity	$16,251	$16,487	$16,173
Preferred stock	(1,232)	(1,232)	(1,232)
Undeclared dividends — cumulative preferred stock	(3)	(3)	(2)
Common equity, net of undeclared cumulative preferred dividends	15,016	15,252	14,939
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(72)	(98)	(140)
Deferred taxes	19	39	54
Total tangible common equity	$10,370	$10,600	$10,260

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities

Net interest income expressed on a taxable-equivalent basis aggregated $3.82 billion in 2017, up 9% from $3.50 billion in 2016.   That growth resulted from a widening of the net interest margin to 3.47% in 2017 from 3.11% in 2016. The improvement in the net interest margin was predominantly the result of higher yields on loans due to the higher interest rate environment in 2017.  The Federal Reserve raised its target Federal funds rate by .25% in December 2016 and by the same increment in each of March, June and December 2017. Partially offsetting the favorable impact of higher interest rates was a $2.6 billion, or 2%, decline in average earning assets to $110.0 billion in 2017 from $112.6 billion in 2016 that reflected lower interest-bearing deposits at banks.

Average loans and leases increased to $88.8 billion in 2017 from $88.6 billion in 2016.

Average balances of commercial loans and leases increased $584 million or 3% to $22.0 billion in 2017 from $21.4 billion in 2016. Average commercial real estate loans increased $2.3 billion or 7% in 2017 to $33.2 billion from $30.9 billion in 2016. Consumer loans averaged $12.6 billion in 2017, up $784 million or 7% from $11.8 billion in 2016 due to growth in recreational vehicle and automobile loans. Average residential real estate loans declined $3.5 billion or 14% to $21.0 billion in 2017 from $24.5 billion in 2016, predominantly due to ongoing repayments of loans obtained in the acquisition of Hudson City.

Taxable-equivalent net interest income in 2016 increased 22% from $2.87 billion in 2015. That growth was predominantly attributable to higher average earning assets in 2016, partially offset by a three basis point narrowing of the net interest margin in 2016 from 3.14% in 2015. Average earning assets rose $21.4 billion or 23% to $112.6 billion in 2016, reflecting higher average loans and leases.  The higher level of average earning assets reflected the full-year impact of assets obtained in the acquisition of Hudson City on November 1, 2015. The narrowing of the margin reflected higher rates paid on interest-bearing deposits, including the impact of time deposits in the former Hudson City markets.

Average loans and leases rose $17.8 billion or 25% in 2016 from $70.8 billion in 2015.  The most significant factors contributing to that increase were the residential real estate loans obtained in the Hudson City acquisition and growth in the commercial real estate loan and commercial loan and lease portfolios.  Reflecting average balances of loans obtained in the Hudson City transaction of $16.3 billion in 2016 and $3.1 billion in 2015, average residential real estate loans increased $13.0 billion to $24.5 billion in 2016 from $11.5 billion in the previous year.  Average commercial loans and leases increased $1.5 billion or 8% to $21.4 billion in 2016 from $19.9 billion in 2015.  Commercial real estate loan average balances in 2016 were up $2.6 billion or 9% from $28.3 billion in 2015.  Average consumer loans rose $638 million or 6% in 2016 from $11.2 billion in the prior year, predominantly due to growth in average automobile loan balances.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2017			2016			2015			2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions of dollars; interest in thousands of dollars)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$21,981	$853,389	3.88%	21,397	736,240	3.44%	19,899	638,199	3.21%	18,867	624,487	3.31%	17,736	628,154	3.54%
Real estate — commercial	33,196	1,481,427	4.40	30,915	1,277,196	4.06	28,276	1,193,271	4.16	26,461	1,142,939	4.26	26,083	1,198,400	4.53
Real estate — consumer	21,013	832,574	3.96	24,463	958,521	3.92	11,458	468,790	4.09	8,719	368,632	4.23	10,136	418,095	4.12
Consumer	12,625	608,253	4.82	11,841	538,144	4.54	11,203	499,650	4.46	10,618	480,877	4.53	11,098	510,962	4.60
Total loans and leases, net	88,815	3,775,643	4.25	88,616	3,510,101	3.96	70,836	2,799,910	3.95	64,665	2,616,935	4.05	65,053	2,755,611	4.24
Interest-bearing deposits at banks	5,578	61,326	1.10	8,846	45,516	.51	5,775	15,252	.26	5,342	13,361	.25	2,139	5,201	.24
Federal funds sold and agreements to resell securities	—	6	1.56	—	3	.86	34	35	.10	89	64	.07	128	114	.09
Trading account	71	1,202	1.70	85	1,442	1.71	86	1,247	1.44	76	1,381	1.81	78	1,482	1.91
Investment securities(b)
U.S. Treasury and federal agencies	14,701	336,446	2.29	14,025	332,926	2.37	13,514	336,873	2.49	10,543	304,178	2.88	5,123	165,879	3.24
Obligations of states and political subdivisions	43	1,951	4.62	90	3,839	4.24	143	6,391	4.46	166	8,115	4.89	194	9,999	5.15
Other	794	25,791	3.25	894	29,006	3.24	799	35,599	4.45	800	36,485	4.56	1,298	44,019	3.39
Total investment securities	15,538	364,188	2.34	15,009	365,771	2.44	14,456	378,863	2.62	11,509	348,778	3.03	6,615	219,897	3.32
Total earning assets	110,002	4,202,365	3.82	112,556	3,922,833	3.49	91,187	3,195,307	3.50	81,681	2,980,519	3.65	74,013	2,982,305	4.03
Allowance for credit losses	(1,012)			(976)			(935)			(923)			(932)
Cash and due from banks	1,295			1,273			1,242			1,277			1,380
Other assets	10,575			11,487			10,286			10,108			9,201
Total assets	$120,860			124,340			101,780			92,143			83,662
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$53,399	133,177	.25	52,194	87,704	.17	43,885	46,140	.11	41,508	46,869	.11	37,662	56,235	.15
Time deposits	8,161	61,505	.75	12,253	102,841	.84	4,641	27,059	.58	3,290	15,515	.47	4,045	26,439	.65
Deposits at Cayman Islands office	185	1,186	.64	199	797	.40	216	615	.28	327	699	.21	496	1,018	.21
Total interest-bearing deposits	61,745	195,868	.32	64,646	191,342	.30	48,742	73,814	.15	45,125	63,083	.14	42,203	83,692	.20
Short-term borrowings	205	1,511	.74	894	3,625	.41	548	1,677	.31	215	101	.05	390	430	.11
Long-term borrowings	8,302	189,372	2.28	10,252	231,017	2.25	10,217	252,766	2.47	7,492	217,247	2.90	4,941	199,983	4.05
Total interest-bearing liabilities	70,252	386,751	.55	75,792	425,984	.56	59,507	328,257	.55	52,832	280,431	.53	47,534	284,105	.60
Noninterest-bearing deposits	32,520			30,160			27,324			25,715			23,721
Other liabilities	1,793			1,969			1,721			1,499			1,685
Total liabilities	104,565			107,921			88,552			80,046			72,940
Shareholders’ equity	16,295			16,419			13,228			12,097			10,722
Total liabilities and shareholders’ equity	$120,860			124,340			101,780			92,143			83,662
Net interest spread			3.27			2.93			2.95			3.12			3.43
Contribution of interest-free funds			.20			.18			.19			.19			.22
Net interest income/margin on earning assets		$3,815,614	3.47%		3,496,849	3.11%		2,867,050	3.14%		2,700,088	3.31%		2,698,200	3.65%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2017 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase
		(Decrease) from
	2017	2016 to 2017	2015 to 2016
	(In millions)

Commercial, financial, etc.	$21,981	3%	8%
Real estate — commercial	33,196	7	9
Real estate — consumer	21,013	(14)	114
Consumer
Automobile	3,256	19	24
Home equity lines and loans	5,455	(6)	(2)
Other	3,914	18	8
Total consumer	12,625	7	6
Total	$88,815	—%	25%

Commercial loans and leases, excluding loans secured by real estate, totaled $21.7 billion at December 31, 2017, representing 25% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2017 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $21.7 billion of commercial loans and leases outstanding at the end of 2017, approximately $19.4 billion, or 89%, were secured, while 39%, 24% and 23% were granted to businesses in New York State, Pennsylvania and the Mid-Atlantic area (which includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2017 aggregated $1.3 billion, of which 47% were secured by collateral located in New York State, 18% were secured by collateral in Pennsylvania and another 14% were secured by collateral in the Mid-Atlantic area.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2017

			Mid-			Percent of
	New York	Pennsylvania	Atlantic(a)	Other	Total	Total
	(Dollars in millions)

Automobile dealerships	$1,700	$876	$534	$925	$4,035	19%
Services	1,288	702	1,238	232	3,460	16
Manufacturing	1,597	889	477	489	3,452	16
Wholesale	794	569	477	171	2,011	9
Financial and insurance	647	322	316	322	1,607	7
Health services	605	222	647	133	1,607	7
Transportation, communications, utilities	389	365	365	277	1,396	6
Real estate investors	622	226	268	102	1,218	6
Retail	257	349	281	176	1,063	5
Construction	364	280	287	61	992	5
Public administration	156	67	35	—	258	1
Agriculture, forestry, fishing, etc.	26	73	51	—	150	1
Other	136	188	107	63	494	2
Total	$8,581	$5,128	$5,083	$2,951	$21,743	100%
Percent of total	39%	24%	23%	14%	100%
Percent of dollars outstanding
Secured	82%	83%	86%	84%	83%
Unsecured	11	13	10	7	11
Leases	7	4	4	9	6
Total	100%	100%	100%	100%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	24%	19%	26%	10%	21%
$1 million to $5 million	24	23	21	23	23
$5 million to $10 million	15	21	16	17	17
$10 million to $20 million	18	20	15	16	17
$20 million to $30 million	8	12	10	17	11
$30 million to $50 million	6	5	5	2	5
Greater than $50 million	5	—	7	15	6
Total	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.

International loans included in commercial loans and leases totaled $77 million and $228 million at December 31, 2017 and 2016, respectively. Included in such loans were $54 million and $95 million, respectively, of loans at M&T Bank’s commercial banking office in Ontario, Canada. The remaining international loans are predominantly to domestic companies with foreign operations.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 67% of the loan and lease portfolio during 2017, compared with 69% and 64% in 2016 and 2015, respectively. At December 31, 2017, the Company held approximately $33.4 billion of commercial real estate loans, $19.6 billion of consumer real estate loans secured by one-to-four family residential properties (including $356 million of loans originated for sale) and $5.3 billion of outstanding balances of home equity loans and lines of credit, compared with $33.5 billion, $22.6 billion and $5.6 billion, respectively, at December 31, 2016. The decrease in residential real estate loans reflects pay downs of loans obtained in the Hudson City acquisition. Included in commercial real estate loans at December 31, 2017 and 2016 were construction loans of $8.1 billion and $8.0 billion, respectively, including amounts due from builders and developers of residential real estate aggregating $1.6 billion and $1.9 billion at December 31, 2017 and 2016, respectively. Commercial real estate loans also included loans held for sale totaling $22 million and $643 million at December 31, 2017 and 2016, respectively.

Commercial real estate loans originated by the Company include fixed rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity, in many cases five years after origination. For borrowers in good standing, the terms of such loans may be extended by the customer for an additional five years at the then-current market rate of interest. The Company also originates fixed rate commercial real estate loans with maturities of greater than five years, generally having original maturity terms of approximately seven to ten years, and adjustable-rate commercial real estate loans. Adjustable-rate commercial real estate loans represented approximately 75% of the commercial real estate loan portfolio at the 2017 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2017. New York City area commercial real estate loans totaled $8.9 billion at December 31, 2017. The $8.1 billion of investor-owned commercial real estate loans in the New York City area were largely secured by multifamily residential properties, retail space and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 33% of the aggregate dollar amount of New York City area loans were for loans with outstanding balances of $10 million or less, while loans of more than $50 million made up approximately 20% of the total.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2017

	New York State
	New York		Penn-	Mid-			Percent of
	City	Other	sylvania	Atlantic(a)	Other	Total	Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Office	$1,622	$947	$493	$1,380	$414	$4,856	15%
Retail/Service	1,380	601	385	994	576	3,936	12
Apartments/Multifamily	1,378	756	405	603	459	3,601	11
Hotel	789	350	295	712	327	2,473	7
Health facilities	465	492	334	704	399	2,394	7
Industrial/Warehouse	339	206	306	261	359	1,471	4
Other	170	33	12	23	13	251	1
Total permanent	6,143	3,385	2,230	4,677	2,547	18,982	57%
Construction/Development
Commercial
Construction	1,169	642	599	1,814	1,166	5,390	16%
Land/Land development	358	33	46	209	72	718	2
Residential builder and developer
Construction	367	10	48	219	429	1,073	3
Land/Land development	21	18	38	206	276	559	2
Total construction/ development	1,915	703	731	2,448	1,943	7,740	23%
Total investor-owned	8,058	4,088	2,961	7,125	4,490	26,722	80%
Owner-occupied by industry(b)
Other services	166	401	223	613	32	1,435	4%
Retail	106	177	277	396	162	1,118	3
Automobile dealerships	176	191	210	170	179	926	3
Health services	134	303	153	216	24	830	2
Wholesale	60	77	134	302	96	669	2
Manufacturing	87	211	132	147	38	615	2
Real estate investors	34	31	28	52	2	147	—
Other	99	181	272	347	5	904	3
Total owner-occupied	862	1,572	1,429	2,243	538	6,644	20%
Total commercial real estate	$8,920	$5,660	$4,390	$9,368	$5,028	$33,366	100%
Percent of total	27%	17%	13%	28%	15%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	3%	16%	14%	10%	10%	10%
$1 million to $5 million	16	29	25	20	15	20
$5 million to $10 million	14	19	19	16	15	16
$10 million to $30 million	32	29	28	29	37	31
$30 million to $50 million	15	7	10	16	16	13
$50 million to $100 million	18	—	4	9	7	9
Greater than $100 million	2	—	—	—	—	1
Total	100%	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes $337 million of construction loans.

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 64% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the New York City area were for loans with outstanding balances of $10 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 58% and 46%, respectively, were for loans with outstanding balances of $10 million or less.

Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area and New York State comprised 15% of total commercial real estate loans as of December 31, 2017.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $7.7 billion at December 31, 2017, or 9% of total loans and leases. Approximately 99% of those construction loans had adjustable interest rates. Included in such loans at the 2017 year-end were $1.6 billion of loans to builders and developers of residential real estate properties.  The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Delegated Underwriting and Servicing (“DUS”) program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $3.3 billion and $2.8 billion at December 31, 2017 and 2016, respectively. There have been no material losses incurred as a result of those recourse arrangements. Commercial real estate loans held for sale at December 31, 2017 and 2016 aggregated $22 million and $643 million, respectively. At December 31, 2017 and 2016, commercial real estate loans serviced by the Company for other investors were $16.2 billion and $11.8 billion, respectively. Those serviced loans are not included in the Company’s consolidated balance sheet. In January 2017, M&T Realty Capital Corporation began sub-servicing a commercial mortgage loan portfolio and obtained other assets increasing loans serviced for others by $2.7 billion. The assets acquired were not material to the Company’s consolidated financial position.

Real estate loans secured by one-to-four family residential properties were $19.6 billion at December 31, 2017, including approximately 35% secured by properties located in New York State, 8% secured by properties located in Pennsylvania, 28% secured by properties in New Jersey and 11% secured by properties located in other Mid-Atlantic areas. The Company’s portfolio of alternative (“Alt-A”) residential real estate loans (referred to as “limited documentation loans”) held for investment decreased by $571 million to $3.0 billion at December 31, 2017 from $3.6 billion at December 31, 2016. A portfolio of limited documentation loans acquired with the Hudson City transaction totaled $2.8 billion and $3.3 billion at December 31, 2017 and 2016, respectively. Alt-A loans represent loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Hudson City loans that were eligible for limited documentation processing were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Hudson City discontinued its limited documentation loan program in January 2014. Loans in the Company’s Alt-A portfolio prior to the Hudson City transaction were originated by the Company prior to 2008. Loans to individuals to finance the construction of one-to-four family residential properties totaled $22 million at December 31, 2017 and $21 million at December 31, 2016, or less than .1% of total loans and leases at each of those dates. Information about the credit performance of the Company’s residential real estate loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 15% and 13% of total loans and leases at December 31, 2017 and 2016, respectively. Outstanding balances of home equity loans and lines of credit represent the largest component of the consumer loan portfolio. Such balances represented approximately 6% of total loans and leases at each of December 31, 2017 and December 31, 2016. Approximately 40% of home equity loans and lines of credit outstanding at December 31, 2017 were secured by properties in New York State, 25% in Maryland, 21% in Pennsylvania and 3% in New Jersey. Outstanding automobile loan balances rose to $3.5 billion at December 31, 2017 from $2.9 billion at December 31, 2016. That increase reflects continued consumer demand for motor vehicles.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2017, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2017

		Percent of Dollars Outstanding
				Mid-Atlantic
		New	Penn-		New
	Outstandings	York	sylvania	Maryland	Jersey	Other(a)	Other
	(In millions)
Real estate
Residential	$19,613	35%	8%	6%	28%	5%	18%
Commercial	33,366	44	13	12	6	10	15
Total real estate	52,979	41%	11%	10%	14%	8%	16%
Commercial, financial, etc.	20,463	39%	24%	12%	6%	6%	13%
Consumer
Home equity lines and loans	5,294	40%	21%	25%	3%	10%	1%
Automobile	3,544	26	19	9	7	13	26
Other secured or guaranteed	3,581	18	9	6	6	7	54
Other unsecured	848	40	21	24	2	10	3
Total consumer	13,267	30%	17%	16%	5%	10%	22%
Total loans	86,709	39%	15%	11%	11%	8%	16%
Commercial leases	1,280	47%	18%	9%	3%	2%	21%
Total loans and leases	$87,989	38%	15%	11%	11%	8%	17%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

The investment securities portfolio averaged $15.5 billion in 2017, up from $15.0 billion and $14.5 billion in 2016 and 2015, respectively. The changes in the average balances reflect the net effect of purchases, offset by maturities and pay downs of mortgage-backed securities. During 2017, the Company purchased $1.4 billion of mortgage-backed securities, predominantly Ginnie Mae and Freddie Mac securities, and $219 million of U.S. Treasury notes. The Company sold $512 million of available-for-sale Fannie Mae and Freddie Mac mortgage-backed securities during 2017 largely due to the limitations on the amount of those type of securities that are permitted to be included in the highest tier of “high quality liquid assets” for the Liquidity Coverage Ratio (“LCR”) calculation. The Company also sold a portion of its holdings of Fannie Mae and Freddie Mac preferred stock during December 2017 for a gain of $18 million.  The preferred stock sold had a cost basis (after previous write-downs) of $3 million. During 2016, the Company sold all of its collateralized debt obligations that were held in the available-for-sale investment securities portfolio for a gain of approximately $30 million. Those securities were sold in large part in response to the provisions of the so-called Volcker Rule included in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).

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

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in 2017, 2016 or 2015. Based on management’s assessment of future cash flows associated with individual investment securities as of December 31, 2017, the Company concluded that declines in value below amortized cost associated with the investment securities portfolio were temporary in nature. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 20 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold. Those other earning assets in the aggregate averaged $5.6 billion in 2017, $8.9 billion in 2016 and $5.9 billion in 2015. Interest-bearing deposits at banks averaged $5.6 billion in 2017, compared with $8.8 billion and $5.8 billion in 2016 and 2015, respectively. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York. The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $92.1 billion in 2017, compared with $92.2 billion in 2016 and $74.2 billion in 2015. The decline in average core deposits in 2017 as compared with 2016 reflected a $3.6 billion, or 33%, decrease in time deposits, predominantly related to maturities of relatively high-rate deposits obtained in the acquisition of Hudson City, partially offset by growth in noninterest-bearing deposits, in part reflecting balances associated with trust customers. The higher average core deposits in 2016 as compared with 2015 were predominantly reflective of the impact of the merger with Hudson City. The Hudson City acquisition added approximately $17.0 billion of core deposits on November 1, 2015, including $9.7 billion of time deposits, $6.6 billion of savings deposits and $691 million of noninterest-bearing deposits. Funding provided by core deposits represented 84% of average earning assets in 2017, compared with 82% and 81% in 2016 and 2015, respectively. Table 8 summarizes average core deposits in 2017 and percentage changes in the components of such deposits over the past two years. Core deposits totaled $90.4 billion and $93.1 billion at December 31, 2017 and 2016, respectively.

Table 8

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	2017	2016 to 2017	2015 to 2016
	(In millions)

Savings and interest-checking deposits	$52,210	2%	19%
Time deposits	7,327	(33)	167
Noninterest-bearing deposits	32,520	8	10
Total	$92,057	—%	24%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered deposits, averaged $775 million in 2017, $1.2 billion in 2016 and $501 million in 2015. The decline in such deposits in 2017 from 2016 was predominantly the result of maturities of time deposits obtained in the Hudson City acquisition. The higher level of time deposits over $250,000 in 2016 as compared with 2015 was due to the full-year impact of deposits obtained in the acquisition of Hudson City. Cayman Islands office deposits averaged $185 million in 2017, $199 million in 2016 and $216 million in 2015. Brokered time deposits averaged $59 million in each of 2017 and 2016 and $37 million in 2015. The Company also had brokered savings and interest-bearing transaction accounts that averaged $1.2 billion in 2017 and $1.1 billion in each of 2016 and 2015. Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings were $205 million in 2017, $894 million in 2016 and $548 million in 2015. The higher levels of such borrowings in 2016 and 2015 were predominantly due to short-term borrowings from the Federal Home Loan Bank (“FHLB”) of New York assumed in the Hudson City acquisition. Those short-term fixed rate borrowings matured throughout 2016. Also included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $132 million, $151 million and $138 million in 2017, 2016 and 2015, respectively. Overnight federal funds borrowings totaled $125 million at December 31, 2017 and $112 million at December 31, 2016.

Long-term borrowings averaged $8.3 billion in 2017, $10.3 billion in 2016 and $10.2 billion in 2015. M&T Bank has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. Unsecured senior notes issued under that program totaled $5.0 billion and $5.2 billion at December 31, 2017 and 2016, respectively. Average balances of outstanding senior notes issued under that program were $4.8 billion in 2017, compared with $5.3 billion in each of 2016 and 2015. The lower average balances of the senior notes in 2017 resulted from redemptions and maturities that exceeded new issuances under the Bank Note Program. Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $820 million in 2017, compared with $1.2 billion in each of 2016 and 2015, and subordinated capital notes of $1.7 billion in 2017, compared with $1.5 billion in each of 2016 and 2015. During 2017, in accordance with M&T’s 2017 Capital Plan M&T Bank issued $500 million of fixed rate subordinated capital notes that mature in 2027.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $518 million in 2017, $515 million in 2016 and $605 million in 2015. In accordance with its 2015 capital plan, on April 15, 2015 M&T redeemed the junior subordinated debentures associated with the $310 million of trust preferred securities of M&T Capital Trusts I, II and III. Those borrowings had a weighted-average interest rate of 8.24%. Also included in long-term borrowings were agreements to repurchase securities, which averaged $490 million in 2017, $1.8 billion in 2016 and $1.5 billion during 2015.  Agreements to repurchase securities assumed in connection with the Hudson City acquisition totaled $6.9 billion at November 1, 2015. Immediately following the November 1, 2015 Hudson City acquisition date the balance sheet was restructured and $6.4 billion of the assumed repurchase agreements were repaid. Matured repurchase agreements totaled $650 million and $800 million during 2017 and 2016, respectively.  The repurchase agreements held at December 31, 2017 totaled $422 million and have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates. Additional information regarding long-term borrowings, including information regarding contractual maturities of such borrowings, is provided in note 9 of Notes to Financial Statements. The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt. As of December 31, 2017, interest rate swap agreements were used to hedge approximately $4.6 billion of outstanding fixed rate long-term borrowings. Further information on interest rate swap agreements is provided in note 18 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.27% in 2017, compared with 2.93% in 2016 and 2.95% in 2015. The yield on the Company’s earning assets increased 33 basis points to 3.82% in 2017 from 3.49% in 2016, while the rate paid on interest-bearing liabilities decreased one basis point to .55% in 2017 from .56% in 2016. The widening of the net interest spread in 2017 as compared with 2016 was predominantly due to the effect of increases in short-term interest rates initiated by the Federal Reserve during late 2016 and 2017 that contributed most significantly to higher yields on loans and leases. The slight narrowing of the net interest spread in 2016 as compared with 2015 reflected the ongoing impact of the low interest rate environment in those years on the yields earned on investment securities, higher rates paid on interest-bearing deposits (largely associated with time deposits obtained in the Hudson City acquisition) and higher amounts of relatively low yielding balances held at the Federal Reserve Bank of New York.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $39.7 billion in 2017, compared with $36.8 billion in 2016 and $31.7 billion in 2015. The increases in average net interest-free funds in 2017 from 2016 and in 2016 as compared with 2015 reflect higher balances of noninterest-bearing deposits. Those deposits averaged $32.5 billion in 2017, $30.2 billion in 2016 and $27.3 billion in 2015. The growth in average noninterest-bearing deposits in 2017 as compared with 2016 reflects higher levels of deposits of trust customers.  In connection with the November 1, 2015 acquisition of Hudson City, the Company added noninterest-bearing deposits of $691 million at the acquisition date. In addition to the impact of the Hudson City acquisition, growth in noninterest-bearing deposits in 2016 as compared with 2015 reflected an increase in commercial and trust customer deposits. Shareholders’ equity averaged $16.3 billion, $16.4 billion and $13.2 billion in 2017, 2016 and 2015, respectively. The rise in shareholders’ equity from 2015 to 2016 reflected $3.1 billion of common equity issued in connection with the acquisition of Hudson City, as well as net retained earnings. Goodwill and core deposit and other intangible assets averaged $4.7 billion in each of 2017 and 2016, compared with $3.7 billion in 2015. Goodwill of $1.1 billion and core deposit intangible of $132 million resulted from the November 1, 2015 Hudson City acquisition. The cash surrender value of bank owned life insurance averaged $1.8 billion in 2017, compared with $1.7 billion in each of 2016 and 2015. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .20% in 2017, .18% in 2016 and .19% in 2015.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.47% in 2017, 3.11% in 2016 and 3.14% in 2015. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earnings assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $7.4 billion (excluding $2.0 billion of forward-starting swap agreements) at December 31, 2017 and $900 million at December 31, 2016. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. The $6.5 billion increase in notional amount from December 31, 2016 reflects additions of $2.9 billion of interest rate swap agreements designated as cash flow hedges of variable rate commercial real estate loans and $3.6 billion of interest rate swap agreements designated as fair value hedges of fixed rate long-term borrowings. There were no interest rate swap agreements designated as cash flow hedges at December 31, 2016.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in “other revenues from operations” in the Company’s consolidated statement of income. In a cash flow hedge, unlike in a fair value hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in “other revenues from operations” immediately. The amounts of hedge ineffectiveness recognized in 2017, 2016 and 2015 were not material to the Company’s consolidated results of operations. Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 18 of Notes to Financial Statements.  Information regarding the effective portion of cash flow hedges is presented in note 15 of Notes to Financial Statements.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The Company’s credit exposure as of December 31, 2017 with respect to the estimated fair value of interest rate swap agreements used for managing interest rate risk has been substantially mitigated through master netting arrangements with trading account interest rate contracts with the same counterparty as well as counterparty postings of $12 million of collateral with the Company.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 9.

Table 9

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
	2017		2016		2015
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$3,916	—%	$—	—%	$—	—%
Interest expense	(20,966)	(.03)	(36,866)	(.05)	(44,219)	(.07)
Net interest income/margin	$24,882	.02%	$36,866	.04%	$44,219	.04%
Average notional amount(c)	$4,766,575		$1,357,650		$1,412,340
Rate received(b)		2.30%		4.39%		4.42%
Rate paid(b)		1.79%		1.64%		1.28%

(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during year.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the year.

In addition to interest rate swap agreements, the Company has entered into interest rate floor agreements that are not accounted for as hedging instruments but, nevertheless, provide the Company with protection against the possibility of future declines in interest rates on its earning assets.  At December 31, 2017, outstanding notional amounts of such agreements totaled $6.3 billion.  There were no similar agreements at December 31, 2016. The fair value of those interest rate floor agreements was $3.7 million and was included in trading account assets at December 31, 2017. Changes in the fair value of those agreements are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $168 million in 2017, compared with $190 million in 2016 and $170 million in 2015. Net charge-offs of loans were $140 million in 2017, $157 million in 2016 and $134 million in 2015. Net charge-offs as a percentage of average loans and leases outstanding were .16% in 2017, compared with .18% in 2016 and .19% in 2015. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 10 and in note 5 of Notes to Financial Statements.

Table 10

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance for credit losses beginning balance	$988,997	$955,992	$919,562	$916,676	$925,860
Charge-offs during year
Commercial, financial, leasing, etc.	64,941	59,244	60,983	58,943	109,329
Real estate — construction	267	137	3,221	1,882	9,137
Real estate — mortgage	28,463	30,801	26,382	33,527	49,079
Consumer	130,927	141,073	107,787	84,390	85,965
Total charge-offs	224,598	231,255	198,373	178,742	253,510
Recoveries during year
Commercial, financial, leasing, etc.	21,196	30,167	30,284	22,188	11,773
Real estate — construction	8,894	4,062	6,308	4,725	18,800
Real estate — mortgage	12,671	11,124	7,626	14,640	13,718
Consumer	42,038	28,907	20,585	16,075	26,035
Total recoveries	84,799	74,260	64,803	57,628	70,326
Net charge-offs	139,799	156,995	133,570	121,114	183,184
Provision for credit losses	168,000	190,000	170,000	124,000	185,000
Allowance related to loans sold or securitized	—	—	—	—	(11,000)
Allowance for credit losses ending balance	$1,017,198	$988,997	$955,992	$919,562	$916,676
Net charge-offs as a percent of:
Provision for credit losses	83.21%	82.63%	78.57%	97.67%	99.02%
Average loans and leases, net of unearned discount	.16%	.18%	.19%	.19%	.28%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.16%	1.09%	1.09%	1.38%	1.43%

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates. For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of the loans. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet. The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect. The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans, including its estimates of lifetime principal losses. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances. Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans. The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $1.0 billion and $1.8 billion at December 31, 2017 and 2016, respectively. The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of December 31, 2017 and 2016 is presented in table 11. During each of the last three years, based largely on improving economic conditions and borrower repayment performance, the Company’s estimates of cash flows expected to be generated by loans acquired at a discount and accounted for based on expected cash flows improved, resulting in increases in the accretable yield. In 2017, estimated cash flows expected to be generated by acquired loans increased by $66 million, or approximately 3%. That improvement reflected higher estimated principal, interest and other recoveries largely associated with purchased-impaired residential real estate loans acquired from Hudson City. In 2016, estimated cash flows expected to be generated by acquired loans increased by $50 million, or approximately 2%. That improvement reflected a lowering of estimated principal losses by approximately $33 million, primarily due to a $19 million decrease in expected principal losses in the commercial real estate loan portfolios, as well as interest and other recoveries. Similarly, in 2015, excluding expected cash flows on the purchased impaired loans acquired from Hudson City on November 1, 2015, estimated cash flows expected to be generated increased by $77 million, or approximately 3%. That improvement reflected a lowering of estimated principal losses by approximately $58 million, primarily due to a $42 million decrease in expected principal losses in the commercial real estate loan portfolios, as well as interest and other recoveries.

Table 11

NONACCRETABLE BALANCE — PRINCIPAL

	Remaining balance
	December 31, 2017	December 31, 2016
	(In thousands)

Commercial, financial, leasing, etc.	$3,586	4,794
Commercial real estate	28,783	39,867
Residential real estate	33,880	59,657
Consumer	7,482	11,275
Total	$73,731	115,593

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired at a premium totaled $11.5 billion and $14.2 billion at December 31, 2017 and December 31, 2016, respectively. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount. Despite the fact that the determination of aggregate fair value reflects the impact of expected credit losses, GAAP provides that incurred losses in a portfolio of loans acquired at a premium be recognized even though in a relatively homogenous portfolio of residential mortgage loans the specific loans to which the losses relate cannot be individually identified at the acquisition date.  As a result, in addition to the impact of estimated credit losses included in the determination of the fair value of loans acquired from Hudson City at a premium, the Company recorded a $21 million provision for credit losses in the fourth quarter of 2015 for incurred losses inherent in those loans at that time. Subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans aggregated $883 million at December 31, 2017, compared with $920 million and $799 million at December 31, 2016 and 2015, respectively. As a percentage of total loans and leases outstanding, nonaccrual loans represented 1.00%, 1.01% and .91% at the end of 2017, 2016 and 2015, respectively. The lower level of nonaccrual loans at December 31, 2017 as compared with December 31, 2016 reflects the effects of borrower repayment performance and charge-offs. The increase in nonaccrual loans since the 2015 year-end reflected previously performing residential real estate loans obtained in the acquisition of Hudson City that subsequently became over 90 days past due and, as such, were not identifiable as purchased impaired as of the acquisition date.  Those nonaccrual loans totaled $215 million and $190 million at December 31, 2017 and 2016, respectively. Following the acquisition accounting provisions of GAAP, Hudson City-related loans classified as nonaccrual were not significant at December 31, 2015.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) totaled $244 million or .28% of total loans and leases at December 31, 2017, compared with $301 million or .33% at December 31, 2016 and $317 million or .36% at December 31, 2015. Those amounts included loans guaranteed by government-related entities of $235 million, $283 million and $276 million at December 31, 2017, 2016 and 2015, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $207 million at December 31, 2017, $224 million at December 31, 2016 and $221 million at December 31, 2015. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 12.

Table 12

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2017	2016	2015	2014	2013
	(Dollars in thousands)

Nonaccrual loans	$882,598	$920,015	$799,409	$799,151	$874,156
Real estate and other foreclosed assets	111,910	139,206	195,085	63,635	66,875
Total nonperforming assets	$994,508	$1,059,221	$994,494	$862,786	$941,031

Accruing loans past due 90 days or more(a)	$244,405	$300,659	$317,441	$245,020	$368,510
Government guaranteed loans included in totals above:
Nonaccrual loans	$35,677	$40,610	$47,052	$69,095	$63,647
Accruing loans past due 90 days or more	235,489	282,659	276,285	217,822	297,918

Renegotiated loans	$221,513	$190,374	$182,865	$202,633	$257,092
Accruing loans acquired at a discount past due 90 days or more(b)	$47,418	$61,144	$68,473	$110,367	$130,162
Purchased impaired loans(c):
Outstanding customer balance	$688,091	$927,446	$1,204,004	$369,080	$579,975
Carrying amount	410,015	578,032	768,329	197,737	330,792
Nonaccrual loans to total loans and leases, net of unearned discount	1.00%	1.01%	.91%	1.20%	1.36%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.13%	1.16%	1.13%	1.29%	1.47%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.28%	.33%	.36%	.37%	.58%

(a)	Excludes loans acquired at a discount. Predominantly residential real estate loans.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The carrying amount of such loans aggregated $410 million at December 31, 2017, or .5% of total loans. Of that amount, $378 million related to the Hudson City acquisition. Purchased impaired loans totaled $578 million at December 31, 2016, of which $512 million related to the acquisition of Hudson City.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans totaled $189 million and $171 million at December 31, 2017 and December 31, 2016, respectively.

Charge-offs of commercial loans and leases, net of recoveries, aggregated $44 million in 2017, $29 million in 2016 and $31 million in 2015.  Commercial loans and leases in nonaccrual status were $241 million at December 31, 2017, $261 million at December 31, 2016 and $242 million at December 31, 2015.

Net recoveries of previously charged-off commercial real estate loans during 2017 and 2016 were $5 million and $2 million, respectively, compared with net charge-offs of commercial real estate loans during 2015 of $7 million. Reflected in those amounts were net recoveries of $9 million in 2017, $4 million in 2016 and $2 million in 2015 of loans to residential real estate builders and developers. Commercial real estate loans classified as nonaccrual aggregated $202 million at December 31, 2017, compared with $211 million at December 31, 2016 and $224 million at December 31, 2015.  Nonaccrual commercial real estate loans included construction-related loans of $17 million, $35 million and $45 million at the end of 2017, 2016 and 2015, respectively. Those nonaccrual construction loans included loans to residential builders and developers of $6 million at December 31, 2017, $17 million at December 31, 2016 and $28 million at December 31, 2015.

Net charge-offs of residential real estate loans totaled $12 million in 2017, $18 million in 2016 and $9 million in 2015. Residential real estate loans in nonaccrual status at December 31, 2017 were $332 million, compared with $336 million and $215 million at December 31, 2016 and 2015, respectively. The higher levels of residential real estate loans classified as nonaccrual since 2015 reflect previously performing loans obtained in the acquisition of Hudson City that subsequently became more than 90 days delinquent after 2015.  Such nonaccrual residential real estate loans aggregated $215 million and $190 million at December 31, 2017 and 2016, respectively. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making loan payments at the time and the loans were not recorded at a discount. Following the acquisition accounting provisions of GAAP, Hudson City-related nonaccrual residential real estate loans were not significant at December 31, 2015. Net charge-offs of limited documentation first mortgage loans aggregated $2 million in 2017, $4 million in 2016 and $1 million in 2015. Nonaccrual limited documentation first mortgage loans were $96 million at December 31, 2017 (including $65 million obtained in the acquisition of Hudson City), compared with $107 million (including $70 million obtained in the acquisition of Hudson City) and $62 million at December 31, 2016 and 2015, respectively. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) totaled $233 million (including $21 million obtained in the acquisition of Hudson City) at December 31, 2017, $281 million (including $49 million obtained in the acquisition of Hudson City) at December 31, 2016 and $284 million (including $44 million obtained in the acquisition of Hudson City) at December 31, 2015. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2017 is presented in table 13.

Table 13

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended
	December 31, 2017			December 31, 2017
		Nonaccrual		Net Charge-offs (Recoveries)
					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,622,578	$73,684	1.31%	$4,606	.08%
Pennsylvania	1,396,890	15,681	1.12	588	.04
Maryland	1,134,921	11,414	1.01	(505)	(.04)
New Jersey	4,250,083	61,159	1.44	2,887	.06
Other Mid-Atlantic (a)	1,011,467	9,301	.92	227	.02
Other	3,172,459	64,180	2.02	2,288	.07
Total	$16,588,398	$235,419	1.42%	$10,091	.06%
Residential construction loans:
New York	$6,254	$—	—%	$(48)	(.92%)
Pennsylvania	2,689	344	12.77	(62)	(3.19)
Maryland	1,611	—	—	—	—
New Jersey	1,491	—	—	—	—
Other Mid-Atlantic (a)	4,018	—	—	—	—
Other	5,625	71	1.27	(18)	(.27)
Total	$21,688	$415	1.91%	$(128)	(.60%)
Limited documentation first mortgages:
New York	$1,303,392	$40,451	3.10%	$1,041	.07%
Pennsylvania	62,736	5,155	8.22	(88)	(.13)
Maryland	36,364	2,812	7.73	260	.64
New Jersey	1,153,828	23,512	2.04	310	.02
Other Mid-Atlantic (a)	28,860	1,373	4.76	226	.66
Other	418,078	22,802	5.45	104	.02
Total	$3,003,258	$96,105	3.20%	$1,853	.06%
First lien home equity loans and lines of credit:
New York	$1,243,335	$14,734	1.19%	$3,737	.29%
Pennsylvania	780,219	9,385	1.20	1,878	.23
Maryland	634,107	6,863	1.08	2,019	.30
New Jersey	60,682	350	.58	11	.02
Other Mid-Atlantic (a)	202,522	2,389	1.18	106	.05
Other	28,106	1,085	3.86	2	.01
Total	$2,948,971	$34,806	1.18%	$7,753	.26%
Junior lien home equity loans and lines of credit:
New York	$856,958	$18,544	2.16%	$1,505	.17%
Pennsylvania	328,990	4,227	1.28	199	.06
Maryland	708,954	10,425	1.47	875	.12
New Jersey	103,927	1,720	1.65	189	.16
Other Mid-Atlantic (a)	296,648	2,892	.97	366	.12
Other	42,048	1,553	3.69	(204)	(.49)
Total	$2,337,525	$39,361	1.68%	$2,930	.12%
Limited documentation junior lien:
New York	$747	$—	—%	$(2)	(.22%)
Pennsylvania	320	—	—	—	—
Maryland	1,316	—	—	53	3.88
New Jersey	384	—	—	(35)	(9.33)
Other Mid-Atlantic (a)	600	—	—	—	—
Other	3,919	333	8.50	151	3.47
Total	$7,286	$333	4.57%	$167	2.13%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Net charge-offs of consumer loans during 2017 aggregated $89 million, compared with $112 million in 2016 and $87 million in 2015. During 2016, the Company accelerated the charge off of consumer loans associated with customers who were either deceased or had filed for bankruptcy that, in accordance with GAAP, had previously been considered when determining the level of the allowance for credit losses and were charged-off following the Company’s normal charge-off procedures to the extent the loans subsequently became delinquent. Charge-offs of such loans totaled $25 million and $32 million in 2017 and 2016, respectively, and included $17 million and $22 million of loan balances with a current payment status at the time of charge-off. Included in net charge-offs of consumer loans were: automobile loans of $34 million in 2017, $32 million in 2016 and $12 million in 2015; recreational vehicle loans of $16 million, $24 million and $12 million during 2017, 2016 and 2015, respectively; and home equity loans and lines of credit secured by one-to-four family residential properties of $11 million in 2017, $17 million in 2016 and $15 million in 2015. Nonaccrual consumer loans were $108 million at December 31, 2017, compared with $112 million and $118 million at December 31, 2016 and 2015, respectively. Included in nonaccrual consumer loans at the 2017, 2016 and 2015 year-ends were: automobile loans of $24 million, $19 million and $17 million, respectively; recreational vehicle loans of $6 million, $7 million and $9 million, respectively; and outstanding balances of home equity loans and lines of credit of $75 million, $82 million and $84 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2017 is presented in table 13.

Information about past due and nonaccrual loans as of December 31, 2017 and 2016 is also included in note 4 of Notes to Financial Statements.

Real estate and other foreclosed assets totaled $112 million at December 31, 2017, compared with $139 million at December 31, 2016 and $195 million at December 31, 2015. Net gains or losses associated with real estate and other foreclosed assets were not material in 2017, 2016 or 2015. At December 31, 2017, the Company’s holding of residential real estate-related properties comprised approximately 96% of foreclosed assets.

Management determined the allowance for credit losses by performing ongoing evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management evaluated the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet repayment obligations when quantifying the Company’s exposure to credit losses and the allowance for such losses as of each reporting date. Factors also considered by management when performing its assessment, in addition to general economic conditions and the other factors described above, included, but were not limited to: (i) the impact of real estate values on the Company’s portfolio of loans secured by commercial and residential real estate; (ii) the concentrations of commercial real estate loans in the Company’s loan portfolio; (iii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City metropolitan area and in central Pennsylvania that have historically experienced less economic growth and vitality than the vast majority of other regions of the country; (iv) the expected repayment performance associated with the Company’s first and second lien loans secured by residential real estate, including loans obtained in the acquisition of Hudson City that were not classified as purchased impaired; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types. The level of the allowance is adjusted based on the results of management’s analysis.

Management cautiously and conservatively evaluated the allowance for credit losses as of December 31, 2017 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company;

(iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company. While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the volatile nature of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 53% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

As described in note 5 of Notes to Financial Statements, the Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans totaled $2.5 billion at December 31, 2017 and $2.4 billion at December 31, 2016. Approximately 99% of loan balances added to the criticized category during 2017 were less than 90 days past due and 96% had a current payment status. Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most of these loans.

Loan officers in different geographic locations with the support of the Company’s credit department personnel continuously review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed. On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in value as determined by line of business and/or loan workout personnel in the respective geographic regions. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit department. Accordingly, for real estate collateral securing larger commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings.  At December 31, 2017, approximately 56% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 69% (or approximately 30% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. At December 31, 2017, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $10 million, compared with $12 million at December 31, 2016. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2017, approximately 83% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 21% were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 5 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan-by-loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 44% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained at a discount in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. For loans acquired at a discount, the impact of estimated future credit losses represents the predominant difference between contractually required payments and the cash flows expected to be collected. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 5 of Notes to Financial Statements.

The inherent base level loss components of the Company’s allowance for credit losses are generally determined by applying loss factors to specific loan balances based on loan type and management’s classification of commercial loans and commercial real estate loans under the Company’s loan grading system. As previously described, loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s Credit Policy. Internal loan grades are also extensively monitored by the Company’s credit department to ensure consistency and strict adherence to the prescribed standards. Loan balances utilized in the inherent base level loss component computations exclude loans and leases for which specific allocations are maintained. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. In determining the allowance for credit losses, management also gives consideration to such factors as customer, industry and geographic concentrations, as well as national and local economic conditions, including: (i) the comparatively poorer economic conditions and unfavorable business climate in many market regions served by the Company, including upstate New York and central Pennsylvania, that result in such regions generally experiencing significantly poorer economic growth and vitality as compared with much of the rest of the country; (ii) portfolio concentrations regarding loan type, collateral type and geographic location, in particular the large concentrations of commercial real estate loans secured by properties in the New York City area and other areas of New York State; and (iii) risk associated with the Company’s portfolio of consumer loans, in particular automobile and recreational vehicle loans, which generally have higher rates of loss than other types of collateralized loans.

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

In evaluating collateral, the Company relies on internally and externally prepared valuations. Residential real estate valuations are usually based on sales of comparable properties in the respective location. Commercial real estate valuations also refer to sales of comparable properties but oftentimes are based on calculations that utilize many assumptions and, as a result, can be highly subjective. Specifically, commercial real estate values can be significantly affected over relatively short periods of time by changes in business climate, economic conditions and interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Additionally, management is aware that there is oftentimes a delay in the recognition of credit quality changes in loans and, as a result, in changes to assigned loan grades due to time delays in the manifestation and reporting of underlying events that impact credit quality. Accordingly, loss estimates derived from the inherent base level loss component computation are adjusted for current national and local economic conditions and trends. The Federal Reserve stated in December 2017 that the U.S. labor market has continued to strengthen and that economic activity has been rising at a solid rate. Economic indicators in the most significant market regions served by the Company also showed improvement in 2017. For example, in 2017, average private sector employment in areas served by the Company was 1.6% above year-ago levels, but still trailed the 1.7% U.S. average growth rate. Private sector employment increased 0.5% in upstate New York, 1.0% in areas of Pennsylvania served by the Company, 1.6% in New Jersey, 2.0% in Maryland, 2.0% in Greater Washington D.C. and 0.8% in the State of Delaware. In New York City, private sector employment increased by 1.9% in 2017.

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

A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 14. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodology described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of specific loss components and inherent base level loss components, including the impact of delinquencies and nonaccrual loans. As described in note 5 of Notes to Financial Statements, loans considered impaired aggregated $760 million and $761 million at December 31, 2017 and December 31, 2016, respectively. The allocated portion of the allowance for credit losses related to impaired loans totaled $76 million at December 31, 2017 and $83 million at December 31, 2016. The unallocated portion of the allowance for credit losses was equal to .09% of gross loans outstanding at each of December 31, 2017 and 2016. Considering the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for credit losses. Given the Company’s high concentration of real estate loans and considering the other factors already discussed herein, management considers the allocated and unallocated portions of the allowance for credit losses to be prudent and reasonable. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 14

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2017	2016	2015	2014	2013
	(Dollars in thousands)

Commercial, financial, leasing, etc.	$328,599	$330,833	$300,404	$288,038	$273,383
Real estate	439,490	423,846	399,069	369,837	403,634
Consumer	170,809	156,288	178,320	186,033	164,644
Unallocated	78,300	78,030	78,199	75,654	75,015
Total	$1,017,198	$988,997	$955,992	$919,562	$916,676
As a Percentage of Gross Loans and Leases Outstanding

Commercial, financial, leasing, etc.	1.50%	1.45%	1.46%	1.47%	1.45%
Real estate	.83	.75	.72	1.02	1.15
Consumer	1.29	1.29	1.54	1.70	1.60

Management believes that the allowance for credit losses at December 31, 2017 appropriately reflected credit losses inherent in the portfolio as of that date. The allowance for credit losses was $1.0 billion or 1.16% of total loans and leases at December 31, 2017, compared with $989 million or 1.09% at December 31, 2016 and $956 million or 1.09% at December 31, 2015. The ratio of the allowance to total loans and leases at each respective year-end reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. As noted earlier, GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value. However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio. The increase in the ratio of the allowance to total loans and leases at December 31, 2017 as compared with December 31, 2016 and December 31, 2015 reflects the pay down of Hudson City acquired residential real estate loans, which generally had lower ascribed loss factors, offset by an increase in automobile and recreational vehicle loans with higher ascribed loss factors. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolios also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The ratio of the allowance for credit losses to nonaccrual loans at the end of 2017, 2016 and 2015 was 115%, 107% and 120%, respectively. Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

In establishing the allowance for credit losses, management follows the methodology described herein, including taking a conservative view of borrowers’ abilities to repay loans. The establishment of the allowance is subjective and requires management to make many judgments about borrower, industry, regional and national economic health and performance. In order to present examples of the possible impact on the allowance from certain changes in credit quality factors, the Company assumed the following scenarios for possible deterioration of credit quality:

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

The scenario analyses resulted in an additional $87 million that could be identifiable under the assumptions for credit deterioration, whereas under the assumptions for credit improvement a $29 million reduction could occur. These examples are only a few of numerous reasonably possible scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses based on changes in assumptions and other factors.

The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2017, however residential real estate loans comprised approximately 22% of the loan portfolio. Outstanding loans to foreign borrowers aggregated $159 million at December 31, 2017, or .2% of total loans and leases.

Other Income

Other income totaled $1.85 billion in 2017, compared with $1.83 billion in each of 2016 and 2015. The rise in other income from 2016 to 2017 was largely attributable to higher trust income, merchant discount and credit card fees and service charges on deposit accounts, and lower losses associated with M&T’s share of the operating losses of Bayview Lending Group LLC (“BLG”). Partially offsetting those improvements were a decline in mortgage banking revenues and lower gains on investment securities. As compared with 2015, the impact of gains realized on investment securities and higher trading account and foreign exchange gains in 2016 were offset by the impact of a $45 million gain recognized in 2015 on the sale of the Company’s trade processing business within the retirement services division. Revenues and net income attributable to the sold business were not material to the Company’s consolidated results of operations in 2015.

Mortgage banking revenues aggregated $364 million in 2017, $374 million in 2016 and $376 million in 2015. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $245 million in 2017, $255 million in 2016 and $281 million in 2015. The lower residential mortgage banking revenues in 2017 as compared with 2016 were the result of a decrease in gains from origination activities, reflecting a decline in origination volumes and a narrowing of the associated margins. The decline in such revenues from 2015 to 2016 predominantly reflects a decrease in revenues associated with servicing residential real estate loans for others.

New commitments to originate residential real estate loans to be sold declined 5% to approximately $3.0 billion in 2017 from $3.1 billion in 2016. Such commitments aggregated $3.5 billion in 2015. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $60 million in 2017, $71 million in 2016 and $74 million in 2015.

Loans held for sale that were secured by residential real estate aggregated $356 million and $414 million at December 31, 2017 and 2016, respectively. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $595 million and $347 million, respectively, at December 31, 2017, $777 million and $479 million, respectively, at December 31, 2016 and $687 million and $489 million, respectively, at December 31, 2015. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans and commitments to originate loans for sale were $10 million at December 31, 2017, $15 million at December 31, 2016 and $16 million at December 31, 2015. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenue of $5 million in 2017 and $3 million in 2015. The aggregate impact of changes in net unrealized gains was less than $1 million in 2016.

Revenues from servicing residential real estate loans for others were $185 million in 2017, $183 million in 2016 and $206 million in 2015. Residential real estate loans serviced for others aggregated $79.2 billion at December 31, 2017, $53.2 billion a year earlier and $61.7 billion at December 31, 2015. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $56.6 billion, $30.4 billion and $37.8 billion at December 31, 2017, 2016 and 2015, respectively. Revenues earned for sub-servicing loans totaled $103 million in 2017, compared with $98 million in 2016 and $116 million in 2015. During 2017, the Company acquired additional sub-servicing of residential real estate loans aggregating $35.6 billion of outstanding principal balances. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company. Capitalized residential mortgage servicing assets totaled $115 million at December 31, 2017, compared with $117 million and $118 million at December 31, 2016 and 2015, respectively. Additional information about the Company’s capitalized residential mortgage servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $119 million in each of 2017 and 2016, compared with $95 million in 2015. Included in such amounts were revenues from loan origination and sales activities of $66 million in 2017, $76 million in 2016 and $53 million in 2015. The changes in such revenues from year-to-year reflect changes in loan origination volumes. Commercial real estate loans originated for sale to other investors totaled approximately $2.5 billion in 2017, compared with $2.9 billion in 2016 and $2.0 billion in 2015. Loan servicing revenues aggregated $53 million in 2017, $43 million in 2016 and $42 million in 2015. Capitalized commercial mortgage servicing assets were $114 million at December 31, 2017, $104 million at December 31, 2016 and $84 million at December 31, 2015. Commercial real estate loans serviced for other investors totaled $16.2 billion at December 31, 2017, $11.8 billion at December 31, 2016 and $11.0 billion at December 31, 2015, and included $3.3 billion, $2.8 billion and $2.5 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale aggregated $217 million and $195 million, respectively, at December 31, 2017, $713 million and $70 million, respectively, at December 31, 2016 and $96 million and $58 million, respectively, at December 31, 2015. Commercial real estate loans held for sale were $22 million, $643 million and $39 million at December 31, 2017, 2016 and 2015, respectively. The higher balance at December 31, 2016 reflects loans originated later in the year that had not yet been delivered to investors.

Service charges on deposit accounts totaled $427 million in 2017, compared with $419 million in 2016 and $421 million in 2015. The increase in service charges in 2017 as compared with 2016 reflects higher consumer and commercial service charges of $5 million and $3 million, respectively.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services. Trust income aggregated $501 million in 2017, compared with $472 million in 2016 and $471 million in 2015. Revenues associated with the ICS business were $254 million in 2017, $230 million in 2016 and $220 million in 2015. Improvements in ICS revenue in 2017 and 2016 as compared with the respective prior year reflect increased fees earned from money-market funds and stronger sales activities. Retirement services income also rose in 2017 as a result of higher revenues resulting from growth in collective funds balances. Revenues attributable to WAS totaled $222 million, $212 million and $218 million in 2017, 2016 and 2015, respectively.  The increased revenues in 2017 as compared with the earlier years reflect stronger sales activities and improved equity market performance. Total trust assets, which include assets under management and assets under administration, totaled $241.5 billion at December 31, 2017, compared with $210.6 billion at December 31, 2016.  Trust assets under management were $82.5 billion and $70.7 billion at December 31 2017 and 2016, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $11.2 billion at December 31, 2017 and $10.9 billion at December 31, 2016. Additional trust income from investment management activities was $25 million, $30 million and $33 million in 2017, 2016 and 2015, respectively, and relates to fees earned from retail customer investment accounts and from an affiliated investment manager. The decline in such revenues in 2017 reflects, in part, lower balances managed. Assets managed by the affiliated manager totaled $6.7 billion and $7.3 billion at December 31, 2017 and December 31, 2016, respectively. The Company’s trust income from that affiliate was not material during 2017, 2016 or 2015.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $61 million in 2017, $63 million in 2016 and $65 million in 2015. Trading account and foreign exchange activity resulted in gains of $35 million in 2017, $41 million in 2016 and $31 million in 2015. The lower level of such gains in 2017 as compared with 2016 resulted largely from reduced activity related to interest rate swap transactions executed on behalf of commercial customers. As compared with 2015, the higher level of such gains in 2016 resulted largely from increased activity related to interest rate swap transactions executed on behalf of commercial customers and higher gains associated with foreign exchange activities. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

The Company realized net gains from sales of investment securities of $21 million in 2017 and $30 million in 2016. There were no significant gains or losses on investment securities in 2015. Of the $21 million of net gains recognized during 2017, $18 million were associated with the sale of a portion of the Company’s Fannie Mae and Freddie Mac preferred stock holdings.  The preferred stock sold had an amortized cost basis (after previous other-than-temporary impairment write-downs) of approximately $3 million. During 2016, the Company sold all of its collateralized debt obligations that had been held in the available-for-sale investment securities portfolio and that had been obtained through the acquisition of other banks. In total, securities with an amortized cost of $28 million were sold. Divestiture of the majority of those securities would have been required in accordance with the provisions of the Volcker Rule. There were no other-than-temporary impairment losses on investment securities in 2017, 2016 or 2015. Additional information about other-than-temporary impairment considerations is included herein under the heading “Capital.”

Other revenues from operations aggregated $441 million in 2017, compared with $426 million in 2016 and $463 million in 2015. The increase in other revenues from operations in 2017 as compared with 2016 reflects lower losses from BLG and higher merchant discount and credit card fees.  The decline from 2015 to 2016 was largely due to the $45 million gain from the sale of the trade processing business in 2015.

Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $123 million, $120 million and $134 million in 2017, 2016 and 2015, respectively. The decrease from 2015 to 2016 was largely due to a decline in loan syndication fees. Revenues from merchant discount and credit card fees were $120 million in 2017, $111 million in 2016 and $105 million in 2015. The continued trend of higher revenues since 2015 was largely attributable to increased transaction volumes related to merchant activity and usage of the Company’s credit card products. Tax-exempt income earned from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $58 million in 2017, compared with $54 million in 2016 and $53 million in 2015.  The increase from 2016 to 2017 was due to higher proceeds received from death benefits. Insurance-related sales commissions and other revenues totaled $43 million in each of 2017 and 2016, compared with $38 million in 2015. Automated teller machine usage fees aggregated $15 million in 2017 and $14 million in each of 2016 and 2015. Gains from sales of equipment previously leased to commercial customers were $6 million in 2017, $8 million in 2016 and $17 million in 2015.

M&T’s share of the operating losses of BLG recognized using the equity method of accounting and cash distributions received resulted in gains of less than $1 million in 2017, compared with losses of $11 million and $14 million in 2016 and 2015, respectively. Those amounts are reflected in

“other revenues from operations.” During the second quarter of 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. During that quarter, M&T received a cash distribution from BLG that resulted in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions cannot be estimated at this time. BLG is entitled to receive distributions from affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T. The operating losses of BLG in 2016 and 2015 reflect provisions for losses associated with securitized loans and other loans held by BLG and loan servicing and other administrative costs. Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements.

Other Expense

Other expense aggregated $3.14 billion in 2017, compared to $3.05 billion in 2016 and $2.82 billion in 2015. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $31 million, $43 million and $26 million in 2017, 2016 and 2015, respectively, and merger-related expenses of $36 million and $76 million in 2016 and 2015, respectively. There were no merger-related expenses in 2017. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $3.11 billion in 2017, $2.97 billion in 2016 and $2.72 billion in 2015. The most significant factors contributing to the increase in such expenses from 2016 to 2017 were higher legal-related and professional services expenses, increased salaries and employee benefit costs, and higher contributions to The M&T Charitable Foundation. The rise in noninterest operating expenses in 2016 as compared with 2015 was largely attributable to costs associated with the operations obtained in the Hudson City acquisition, higher salaries and employee benefits expenses and increased FDIC assessments.

Salaries and employee benefits expense aggregated $1.65 billion in 2017, compared with $1.62 billion and $1.55 billion in 2016 and 2015, respectively. The higher level of expenses in 2017 reflects the impact of annual merit increases and higher incentive-based compensation costs. The higher level of expenses in 2016 as compared with 2015 reflects the full-year impact of the additional employees formerly associated with Hudson City as well as annual merit increases and incentive compensation costs. There were $51 million of merger-related expenses included in salaries and employee benefits expense in 2015 predominantly related to severance for former Hudson City employees. Stock-based compensation totaled $61 million in 2017, compared with $65 million in 2016 and $67 million in 2015. The number of full-time equivalent employees were 16,456 and 16,593 at December 31, 2017 and 2016, respectively, compared with 16,979 at December 31, 2015.

The Company provides pension and other postretirement benefits (including a retirement savings plan) for its employees. Expenses related to such benefits totaled $92 million in 2017, $94 million in 2016 and $100 million in 2015. The Company sponsors both defined benefit and defined contribution pension plans. Pension benefit expense for those plans was $51 million in 2017, $52 million in 2016 and $63 million in 2015. Included in those amounts were $30 million in 2017, $25 million in 2016 and $23 million in 2015 for a defined contribution pension plan that the Company began on January 1, 2006. The decrease in pension and other postretirement benefits expense in 2016 as compared to 2015 reflected a $15 million decrease in amortization of actuarial losses accumulated in the defined benefit pension plans.  The Company made $200 million of voluntary contributions to the qualified defined benefit pension plan in 2017.  No contributions were required or made in 2016 or 2015.

The accounting guidance for defined benefit pension plans reflects the long-term nature of benefit obligations and the investment horizon of plan assets. Amounts recorded in the financial statements reflect actuarial assumptions about participant benefits and plan asset returns. Changes in actuarial assumptions and differences in actual plan experience compared with actuarial assumptions are deferred and recognized in expense in future periods.  Amortization of accumulated unrealized losses had the effect of increasing the Company’s pension expense by $29 million in 2017, $30 million in 2016 and $45 million in 2015.  Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.

The Company also provides a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. RSP expense totaled $38 million in 2017, $37 million in 2016 and $34 million in 2015.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses were $1.46 billion in 2017, compared with $1.35 billion in 2016 and $1.22 billion in 2015. The rise in nonpersonnel operating expenses in 2017 as compared with 2016 was predominantly the result of higher legal-related and professional services costs, including $64 million of additions to the Company’s reserve for legal matters in 2017, and increased contributions to The M&T Charitable Foundation.  As previously noted, in 2017 Wilmington Trust Corporation reached an agreement related to alleged conduct of that subsidiary prior to its acquisition by M&T. The increase in nonpersonnel operating expenses in 2016 as compared with 2015 was largely due to costs associated with the operations obtained in the Hudson City acquisition and higher expenses for FDIC assessments, advertising and marketing, partially offset by lower charitable contributions.

Income Taxes

The provision for income taxes was $916 million in 2017, $743 million in 2016 and $595 million in 2015. The effective tax rates were 39.4% in 2017, 36.1% in 2016 and 35.5% in 2015. The increase in the effective rate in 2017 from 2016 primarily reflects the impact of the enactment of the Tax Act that was signed into law on December 22, 2017, reducing the corporate Federal income tax rate from 35% to 21% effective January 1, 2018 and making other changes to U.S. corporate income tax laws.  GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment.  Accordingly, the estimated incremental income tax expense recorded by the Company in the fourth quarter of 2017 related to the Tax Act was $85 million.  That additional expense was largely attributable to the reduction in carrying value of net deferred tax assets reflecting lower future tax benefits resulting from the lower corporate tax rate.  The Company also adopted new accounting guidance for share-based transactions during the first quarter of 2017. That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized as a component of income tax expense in the income statement. Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise.  The adoption of the amended accounting guidance resulted in a $22 million reduction of income tax expense in 2017.   The October 2017 settlement between Wilmington Trust Corporation and the U.S. Attorney’s Office for the District of Delaware resulted in a $44 million payment by Wilmington Trust Corporation that is not deductible for income tax purposes, resulting in a higher effective tax rate in 2017. Excluding the impact of the Tax Act, the change in accounting, and the non-deductible nature of the payment referred to above, the Company’s effective tax rate in 2017 would have been 36.0%.

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

The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items. The Company’s effective tax rate in future periods will also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. Information about amounts accrued for uncertain tax positions and a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 13 of Notes to Financial Statements.

International Activities

Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $159 million and $292 million of loans to foreign borrowers at December 31, 2017 and 2016, respectively. Deposits in the Company’s office in the Cayman Islands aggregated $178 million at December 31, 2017 and $202 million at December 31, 2016. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. Loans at M&T Bank’s commercial banking office in Ontario, Canada included in the amount noted above as of December 31, 2017 and 2016 totaled $114 million and $133 million, respectively. Deposits at that office were $45 million at December 31, 2017 and $50 million at December 31, 2016. The Company also offers trust-related services in Europe. Revenues from providing such services during 2017, 2016 and 2015 were approximately $24 million, $25 million and $26 million, respectively.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 84% of the Company’s earning assets at December 31, 2017, compared with 83% at December 31, 2016 and 81% at December 31, 2015.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered deposits, Cayman Islands office deposits and longer-term borrowings. At December 31, 2017, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $20.2 billion. Outstanding borrowings under FHLB credit facilities totaled $577 million and $1.2 billion at December 31, 2017 and 2016, respectively. Such borrowings were secured by loans and investment securities. M&T Bank had an available line of credit with the Federal Reserve Bank of New York that totaled approximately $12.0 billion at December 31, 2017. The amount of that line is dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such line of credit at December 31, 2017 or December 31, 2016. M&T Bank has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes. The outstanding senior notes issued under the program totaled $5.0 billion at December 31, 2017 and $5.2 billion at December 31, 2016. The proceeds from those borrowings have been predominantly utilized to purchase high-quality liquid assets that meet the requirements of the LCR. Pursuant to the Bank Note Program, during 2017 M&T Bank issued senior notes consisting of $900 million that mature in 2022 and $750 million that mature in 2020, and subordinated notes of $500 million that mature in 2027. In January 2018 M&T Bank issued an additional $1.0 billion of senior notes under the Bank Note Program that mature in 2021.

From time to time, the Company has issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. However, pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities have been phased-out of the definition of Tier 1 capital but, similar to other subordinated capital notes, are considered Tier 2 capital and are includable in total regulatory capital. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions. Short-term federal funds borrowings totaled $125 million and $112 million at December 31, 2017 and 2016, respectively. In general, those borrowings were unsecured and matured on the next business day. In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $178 million and $202 million at December 31, 2017 and 2016, respectively. The Company has also benefited from the placement of brokered deposits. The Company has brokered savings and interest-bearing checking deposit accounts that aggregated $1.3 billion and $1.2 billion at December 31, 2017 and 2016, respectively. Brokered time deposits were not a significant source of funding as of those dates.

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

Table 15

DEBT RATINGS

	Moody’s	Standard and Poor’s	Fitch
M&T Bank Corporation
Senior debt	A3	A–	A
Subordinated debt	A3	BBB+	A–
M&T Bank
Short-term deposits	Prime-1	A-1	F1
Long-term deposits	Aa3	A	A+
Senior debt	A3	A	A
Subordinated debt	A3	A–	A–

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. There were no VRDBs in the Company’s trading account at December 31, 2017, while the value of VRDBs in the Company’s trading account at December 31, 2016 totaled $30 million (all of which were remarketed in January 2017). The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $1.0 billion and $1.3 billion at December 31, 2017 and 2016, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 16

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2017	Demand	2018	2019 - 2022	After 2022
	(In thousands)

Commercial, financial, etc.	$6,680,842	$3,297,264	$9,054,468	$1,222,500
Real estate — construction	39,300	3,498,792	4,070,790	500,088
Total	$6,720,142	$6,796,056	$13,125,258	$1,722,588

Floating or adjustable interest rates			$11,491,904	$1,127,247
Fixed or predetermined interest rates			1,633,354	595,341
Total			$13,125,258	$1,722,588

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business that require future cash payments. The contractual amounts and timing of those payments as of December 31, 2017 are summarized in table 17. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 17 summarizes the Company’s other commitments as of December 31, 2017 and the timing of the expiration of such commitments.

Table 17

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2017	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$4,371,128	$1,506,243	$694,392	$9,199	$6,580,962
Deposits at Cayman Islands office	177,996	—	—	—	177,996
Short-term borrowings	175,099	—	—	—	175,099
Long-term borrowings	701,256	4,287,399	1,390,917	1,761,858	8,141,430
Operating leases	92,824	157,788	96,638	82,195	429,445
Other	125,916	108,156	25,077	35,398	294,547
Total	$5,644,219	$6,059,586	$2,207,024	$1,888,650	$15,799,479
Other commitments
Commitments to extend credit	$10,430,283	$6,166,719	$4,312,025	$4,101,281	$25,010,308
Standby letters of credit	1,613,555	639,345	220,572	24,372	2,497,844
Commercial letters of credit	9,965	794	35,980	—	46,739
Financial guarantees and indemnification contracts	89,640	395,180	418,045	2,531,516	3,434,381
Commitments to sell real estate loans	812,217	—	—	—	812,217
Total	$12,955,660	$7,202,038	$4,986,622	$6,657,169	$31,801,489

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2017 approximately $397 million was available for payment of dividends to M&T from banking subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 9 of Notes to Financial Statements.

Table 18

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2017	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$613,355	$1,334,132	$—	$—	$1,947,487
Yield	.93%	1.15%	—	—	1.08%
Obligations of states and political subdivisions
Carrying value	60	1,475	—	1,054	2,589
Yield	8.49%	7.73%	—	6.28%	7.15%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	526,508	2,242,117	3,105,033	2,842,734	8,716,392
Yield	2.36%	2.37%	2.37%	2.29%	2.34%
Privately issued
Carrying value	9	3	2	14	28
Yield	3.27%	4.57%	5.07%	5.07%	4.39%
Other debt securities
Carrying value	451	5,737	72,580	50,064	128,832
Yield	3.23%	2.85%	2.88%	3.19%	3.01%
Equity securities
Carrying value	—	—	—	—	100,956
Yield	—	—	—	—	1.11%
Total investment securities available for sale
Carrying value	1,140,383	3,583,464	3,177,615	2,893,866	10,896,284
Yield	1.59%	1.92%	2.38%	2.31%	2.12%
Investment securities held to maturity
Obligations of states and political subdivisions
Carrying value	14,622	9,844	96	—	24,562
Yield	5.42%	5.96%	6.76%	—	5.64%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	131,026	568,983	755,646	1,732,298	3,187,953
Yield	2.71%	2.71%	2.71%	2.70%	2.71%
Privately issued
Carrying value	5,396	22,216	29,548	78,528	135,688
Yield	1.38%	1.39%	1.41%	2.24%	1.89%
Other debt securities
Carrying value	—	—	—	5,010	5,010
Yield	—	—	—	4.56%	4.56%
Total investment securities held to maturity
Carrying value	151,044	601,043	785,290	1,815,836	3,353,213
Yield	2.93%	2.72%	2.66%	2.69%	2.70%
Other investment securities	—	—	—	—	415,028
Total investment securities
Carrying value	$1,291,427	$4,184,507	$3,962,905	$4,709,702	$14,664,525
Yield	1.74%	2.03%	2.44%	2.46%	2.19%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.
(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 19

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS

WITH BALANCES OF $100,000 OR MORE

December 31,
2017
(In thousands)

Under 3 months	$582,191
3 to 6 months	409,847
6 to 12 months	479,884
Over 12 months	929,073
Total	$2,400,995

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. Banking regulators have enacted the LCR rules requiring a banking company to maintain a minimum amount of liquid assets to withstand a standardized supervisory liquidity stress scenario. The Company is in compliance with the requirements of those rules.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2017, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $7.4 billion. In addition, the Company has entered into $2.0 billion of forward-starting interest rate swap agreements that will become effective as a like amount of currently effective swap agreements mature. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

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

Table 20 displays as of December 31, 2017 and 2016 the estimated impact on net interest income in the base scenario resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 20

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income December 31
Changes in interest rates	2017		2016
	(In thousands)

+200 basis points	$81,570		$227,283
+100 basis points	64,434		147,400
-50 basis points	—	(a)	(98,945)
-100 basis points	(94,014)		—	(a)

(a)The Company did not analyze this scenario.

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual increases and decreases in interest rates during a twelve-month period as compared with the base scenario. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain positive on all points of the yield curve. In 2016, the Company suspended the -100 basis point scenario due to the persistent low level of interest rates. This scenario was reinstated in June 2017. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. Given recent increases in short-term interest rates, management believes that the likelihood of potential volatility of interest rates has increased. As a result, in 2017 management added interest rate swap agreements designated as hedging instruments to mitigate the Company’s exposure to such potential volatility. As previously noted, the Company has also entered into interest rate floor agreements that are included in the trading account. Such floor agreements provide the Company with protection against the possibility of future declines in interest rates on its earning assets. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.

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

Table 21

CONTRACTUAL REPRICING DATA

December 31, 2017	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$51,842,785	$6,054,727	$16,871,871	$13,219,600	$87,988,983
Investment securities	520,333	1,328,986	4,242,086	8,573,120	14,664,525
Other earning assets	5,131,215	777	—	—	5,131,992
Total earning assets	57,494,333	7,384,490	21,113,957	21,792,720	107,785,500
Savings and interest- checking deposits	51,698,008	—	—	—	51,698,008
Time deposits	1,727,540	2,643,588	2,200,635	9,199	6,580,962
Deposits at Cayman Islands office	177,996	—	—	—	177,996
Total interest-bearing deposits	53,603,544	2,643,588	2,200,635	9,199	58,456,966
Short-term borrowings	175,099	—	—	—	175,099
Long-term borrowings	2,129,940	200,268	4,519,396	1,291,826	8,141,430
Total interest-bearing liabilities	55,908,583	2,843,856	6,720,031	1,301,025	66,773,495
Interest rate swap agreements	(6,900,000)	—	6,400,000	500,000	—
Periodic gap	$(5,314,250)	$4,540,634	$20,793,926	$20,991,695
Cumulative gap	(5,314,250)	(773,616)	20,020,310	41,012,005
Cumulative gap as a % of total earning assets	(4.9)%	(0.7)%	18.6%	38.0%

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

The Company engages in limited trading account activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans. Financial instruments utilized for trading account activities consist predominantly of interest rate contracts, such as interest rate swap agreements, and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with trading account activities by entering into offsetting trading positions that are also included in the trading account. The fair values of trading account positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 18 of Notes to Financial Statements. The amounts of gross and net trading account positions, as well as the type of trading account activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading account activities.

The notional amounts of interest rate contracts entered into for trading account purposes totaled $29.9 billion at December 31, 2017 and $21.6 billion at December 31, 2016. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $530 million and $471 million at December 31, 2017 and 2016, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $133 million and $137 million, respectively, at December 31, 2017 and $324 million and $174 million, respectively, at December 31, 2016. Effective January 2017, certain clearinghouse exchanges revised their rules to re-characterize required collateral postings for changes in fair value of exchange-traded derivatives as legal settlements of those positions. As a result, the fair value asset and liability amounts at December 31, 2017 have been reduced by contractual settlements of $136 million and $12 million, respectively. Included in trading account assets at December 31, 2017 and 2016 were $23 million and $22 million, respectively, of assets related to deferred compensation plans. Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2017 and 2016 were $27 million and $26 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $24 million at each of December 31, 2017 and 2016.

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

Capital

Shareholders’ equity was $16.3 billion at December 31, 2017 and represented 13.70% of total assets, compared with $16.5 billion or 13.35% at December 31, 2016 and $16.2 billion or 13.17% at December 31, 2015.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at December 31, 2017 and 2016.  On October 28, 2016, M&T issued 50,000 shares of Series F Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share. On December 15, 2016, M&T redeemed 50,000 shares of the Series D Fixed Rate Non-cumulative Perpetual Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share, having received the approval of the Federal Reserve to redeem such shares after issuing the Series F preferred stock. Further information concerning M&T’s preferred stock can be found in note 10 of Notes to Financial Statements.

Common shareholders’ equity was $15.0 billion, or $100.03 per share, at December 31, 2017, compared with $15.3 billion, or $97.64 per share, at December 31, 2016 and $14.9 billion, or $93.60 per share, at December 31, 2015. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $69.08 at December 31, 2017, compared with $67.85 and $64.28 at December 31, 2016 and 2015, respectively. The Company’s ratio of tangible common equity to tangible assets was 9.10% at December 31, 2017, compared with 8.92% and 8.69% at December 31, 2016 and 2015, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2017, 2016 and 2015 are presented in table 2. During 2017, 2016 and 2015, the ratio of average total shareholders’ equity to average total assets was 13.48%, 13.21% and 13.00%, respectively. The ratio of average common shareholders’ equity to average total assets was 12.46%, 12.16% and 11.79% in 2017, 2016 and 2015, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $44 million, or $.29 per common share, at December 31, 2017 and $16 million, or $.10 per common share, at December 31, 2016, compared with net unrealized gains of $48 million, or $.30 per common share, at December 31, 2015. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses as of December 31, 2017 and 2016 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at December 31, 2017 were pre-tax effect unrealized gains of $85 million on securities with an amortized cost of $3.5 billion and pre-tax effect unrealized losses of $128 million on securities with an amortized cost of $7.4 billion.  Information concerning the Company’s fair valuations of investment securities is provided in note 20 of Notes to Financial Statements.

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

As of December 31, 2017, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any additional other-than-temporary impairment charges were not appropriate. At December 31, 2017, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 20 of the Notes to Financial Statements.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at December 31, 2017 and 2016, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $136 million and $158 million, respectively, and a fair value of $111 million and $121 million, respectively. At December 31, 2017, 87% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 21% being independently rated as investment grade. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 17% at December 31, 2017, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 33% and 61%, respectively. Given the terms of the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of December 31, 2017 those privately issued mortgage-backed securities were not other-than-temporarily impaired. Nevertheless, it is possible that adverse changes in the future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $305 million, or $2.03 per common share, at December 31, 2017, $273 million, or $1.75 per common share, at December 31, 2016 and $297 million, or $1.86 per common share, at December 31, 2015. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.

As described herein under the heading “Overview,” M&T announced on June 28, 2017 that the Federal Reserve did not object to M&T’s 2017 Capital Plan. Furthermore, on July 18, 2017, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $900 million of shares of M&T’s common stock subject to all applicable regulatory limitations, including those set forth in M&T’s 2017 Capital Plan.  During 2017, in accordance with the 2017 and 2016 Capital Plans, M&T repurchased 7,369,105 common shares for $1.21 billion. The remaining amount of authorized common share repurchases pursuant to the 2017 Capital Plan at December 31, 2017 totaled $451 million and is expected to be repurchased during the first two quarters of 2018, along with the additional $745 million approved by M&T’s Board of Directors on February 21, 2018. In 2016, M&T repurchased 5,607,595 common shares for $641 million.  M&T did not repurchase any shares of its common stock in 2015.

Cash dividends declared on M&T’s common stock totaled $457 million in 2017, compared with $442 million and $375 million in 2016 and 2015, respectively. Dividends per common share totaled $3.00 in 2017, compared with $2.80 in each of 2016 and 2015. Dividends of $73 million in 2017 and $81 million in each of 2016 and 2015 were declared on preferred stock in accordance with the terms of each series. The decline in preferred stock dividends in 2017 from the two immediately preceding years resulted from the lower dividend rate for the $500 million of Series F preferred stock issued in October 2016 as compared with the like-amount of Series D preferred stock that had been redeemed in December 2016.

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

In addition, capital regulations provide for the phase-in of a “capital conservation buffer” composed entirely of CET1 on top of these minimum risk-weighted asset ratios.  When fully phased-in on January 1, 2019 the capital conservation buffer will be 2.5%.  For 2017, the phase-in transition portion of that buffer was 1.25%. The regulatory capital amounts and ratios of M&T and its bank subsidiaries as of December 31, 2017 are presented in note 23 of Notes to Financial Statements. A detailed discussion of the regulatory capital rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

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

Fourth Quarter Results

Net income during the fourth quarter of 2017 was $322 million, compared with $331 million in the year-earlier quarter. Diluted and basic earnings per common share were each $2.01 in 2017’s final quarter, compared with diluted and basic earnings per common share of $1.98 in the corresponding 2016 quarter.  The annualized rates of return on average assets and average common shareholders’ equity for the fourth quarter of 2017 were 1.06% and 8.03%, respectively, compared with 1.05% and 8.13%, respectively, in the final quarter of 2016.

Net operating income during the fourth quarter of 2017 was $327 million, compared with $336 million in the similar 2016 quarter. Diluted net operating earnings per common share were $2.04 and $2.01 in the fourth quarters of 2017 and 2016, respectively. The annualized net operating returns on average tangible assets and average tangible common equity in the last three months of 2017 were 1.12% and 11.77%, respectively, compared with 1.10% and 11.93%, respectively, in the like period of 2016. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2017 and 2016 are provided in table 23.

Taxable-equivalent net interest income totaled $980 million in the final quarter of 2017, up 11% from $883 million recorded in the year-earlier period. That growth was attributable to a 48 basis point widening of net interest margin to 3.56% in the fourth quarter of 2017 from 3.08% in the year-earlier quarter. Partially offsetting the favorable impact of the higher margin was a 4% decline in average earning assets from $114.3 billion in the fourth quarter of 2016 to $109.4 billion in the final 2017 quarter.  Average commercial loan and lease balances were $21.6 billion in the recent quarter, down $375 million or 2% from $21.9 billion in the last quarter of 2016. Average balances of commercial real estate loans aggregated $33.1 billion in the fourth quarter of 2017, $316 million or 1% higher than $32.8 billion in the year-earlier quarter. Included in the commercial real estate loan portfolio were average balances of loans held for sale of $259 million in the final 2017 quarter, compared with $524 million in the year-earlier period. Average residential real estate loan balances decreased $3.1 billion to $20.0 billion in 2017’s fourth quarter from $23.1 billion in the similar quarter of 2016, reflecting ongoing repayments of loans obtained in the acquisition of Hudson City.  Included in the residential real estate loan portfolio were average balances of loans held for sale of $372 million and $410 million in the fourth quarters of 2017 and 2016, respectively. Consumer loans averaged $13.2 billion in the final 2017 quarter, up $1.0 billion, or 9%, from the last three months of 2016. That increase resulted from higher average balances of automobile and recreational vehicle loans. Total loans and leases at December 31, 2017 increased $64 million to $88.0 billion from $87.9 billion at September 30, 2017. Higher commercial real estate and consumer loans were predominantly offset by lower residential real estate loans, reflecting ongoing repayments of loans obtained in the Hudson City acquisition. The net interest spread widened in the fourth quarter of 2017 to 3.34%, up 46 basis points from 2.88% in the year-earlier quarter. The yield on earning assets in the final three months of 2017 was 3.93%, up 48 basis points from the corresponding 2016 quarter.  That rise reflects the impact of increases in short-term interest rates initiated by the Federal Reserve in mid-December 2016 and in 2017 that contributed to higher yields on loans and leases.  The rate paid on interest-bearing liabilities in the 2017’s fourth quarter was .59%, up two basis points from .57% in the similar 2016 quarter. That increase was largely due to higher rates paid on deposits.  The contribution of net interest-free funds to the Company’s net interest margin was .22% and .20% in the fourth quarters of 2017 and 2016, respectively. As a result, the Company’s net interest margin widened to 3.56% in the final quarter of 2017 from 3.08% in the corresponding 2016 period.

The provision for credit losses in the final quarter of 2017 was $31 million, compared with $62 million in the year-earlier period. Net loan charge-offs were $27 million in the last three months of 2017, representing an annualized .12% of average loans and leases outstanding, compared with $49 million or .22% during the similar period of 2016. Net charge-offs in the fourth quarters of 2017 and 2016 included: residential real estate loans of $2 million in 2017 and $5 million in 2016; net recoveries of previously charged-off commercial real estate loans of $4 million in 2017, compared with net charge-offs of $1 million in 2016; net charge-offs of commercial loans of $5 million in 2017 and $17 million in 2016; and net charge-offs of consumer loans of $25 million and $26 million  in 2017 and 2016, respectively. The net recoveries of commercial real estate loans in 2017’s final quarter reflected $4 million of recoveries on a previously charged-off loan to a residential builder and developer. Net charge-offs of commercial loans and leases in the fourth quarter of 2016 included a $12 million charge-off associated with a multi-regional manufacturer of refractory brick and other castable products.

Other income aggregated $484 million in the fourth quarter of 2017, up 4% from $465 million in the year-earlier period. That improvement resulted predominantly from increased gains on bank investment securities and higher trust income.  An $18 million gain was recognized on the sale of a portion of the Company’s Fannie Mae and Freddie Mac preferred stock holdings in December 2017.  The $8 million increase in trust income was primarily the result of higher revenues in the ICS business, reflecting increased fees earned from sales activities, and the WAS business, reflecting stronger sales activities and improved equity market performance.

Other expense totaled $796 million during the fourth quarter of 2017, compared with $769 million in the year-earlier quarter. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $7 million and $9 million during the quarters ended December 31, 2017 and 2016, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses were $789 million in the final 2017 quarter, compared with $760 million in the year-earlier quarter. That increase reflects higher contributions to The M&T Charitable Foundation in 2017 and increased expenses for salaries and employee benefits. The rise in salaries and employee benefits expenses in the last three months of 2017 as compared with the year-earlier period was largely attributable to the impact of annual merit increases. The Company’s efficiency ratio during the fourth quarters of 2017 and 2016 was 54.7% and 56.4%, respectively. Table 23 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2017 and 2016.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions.  Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.  During 2017, the Company revised its funds transfer pricing allocation related to certain deposit categories.  Accordingly, prior period financial information for 2016 and 2015 has been reclassified to provide segment information on a comparable basis. Financial information about the Company’s segments is presented in note 22 of Notes to Financial Statements.

The Business Banking segment provides a wide range of services to small businesses and professionals within markets served by the Company through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. The Business Banking segment contributed net income of $116 million in 2017, up 12% from $104 million in 2016.  That improvement resulted from a $22 million increase in net interest income, reflecting a widening of the net interest margin, and higher merchant discount and credit card fees.  This segment recorded net income of $110 million in 2015.  The 5% decline in net income in 2016 as compared with 2015 was attributable to higher centrally-allocated costs largely associated with the acquired Hudson City operations, an increase in FDIC assessments of $3 million and higher personnel costs and advertising and marketing expenses of $2 million each, offset, in part, by a $15 million rise in net interest income and a $3 million decline in the provision for credit losses.  The growth in net interest income reflected an increase in average outstanding deposit balances of $986 million.

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services.  The Commercial Banking segment recorded net income of $437 million in 2017, compared with $411 million in 2016.  That 6% improvement resulted from a $24 million increase in net interest income and a lower provision for credit losses of $23 million. Those favorable factors were partially offset by higher allocated operating expenses associated with data processing, risk management and other support services provided to the Commercial Banking segment.   The increase in net interest income resulted from a widening of the net interest margin on deposits of 32 basis points and higher average outstanding loan balances of $961 million offset, in part, by a narrowing of the net interest margin on loans of 15 basis points. Net income for the Commercial Banking segment totaled $431 million in 2015.  The 5% decline in net income from 2015 to 2016 reflects the following factors:  lower letter of credit and other credit-related fees of $15 million, largely due to loan syndication fees; higher FDIC assessments of $13 million; an increase in the provision for credit losses of $10 million; lower gains on the sale of previously leased equipment of $9 million; an increase in personnel costs of $5 million; and higher allocated operating expenses associated with data processing, risk management and other support services provided to the Commercial Banking segment.  Those unfavorable factors were largely offset by a $32 million rise in net interest income and a $4 million increase in corporate advisory fees.  The higher net interest income resulted from higher average outstanding loan and deposit balances of $1.4 billion and $794 million, respectively.

The Commercial Real Estate segment provides credit and deposit services to its customers. Real estate securing loans in this segment is generally located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, the District of Columbia and

the western portion of the United States.  Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs.  Commercial real estate loans held for sale are included in this segment.  Net income for the Commercial Real Estate segment was $364 million in 2017, up 4% from $350 million in 2016.  That improvement resulted from higher net interest income of $41 million and a lower provision for credit losses of $4 million, offset in part, by lower trading account and foreign exchange gains of $11 million, largely due to decreased volumes of interest rate swap transactions executed by commercial customers, and higher operating expenses.  The increase in net interest income was attributable to a $1.5 billion increase in average loan balances and a 38 basis point widening of the net interest margin on deposits, offset, in part, by a seven basis point narrowing of the net interest margin on loans.  This segment’s net income increased 3% in 2016 from $341 million in 2015.  That improvement resulted from: a rise in net interest income of $30 million; higher mortgage banking revenues of $27 million, resulting from increased loan origination activities; and higher trading account and foreign exchange gains of $8 million, largely due to increased volumes of interest rate swap transactions executed by commercial customers.  Those favorable factors were partially offset by increased FDIC assessments of $14 million, a $10 million rise in personnel-related expenses, a $5 million increase in the provision for credit losses and higher allocated operating expenses associated with data processing, risk management and other support services provided to the Commercial Real Estate segment.  The higher net interest income was attributable to a $2.3 billion increase in average loan balances and a 19 basis point widening of the net interest margin on deposits, offset, in part, by a 22 basis point narrowing of the net interest margin on loans.

The Discretionary Portfolio segment includes investment and trading account securities, residential real estate loans and other assets; short-term and long-term borrowed funds; brokered deposits; and Cayman Islands office deposits.  This segment also provides foreign exchange services to customers.  Net income of the Discretionary Portfolio segment aggregated $135 million in 2017 and $164 million in 2016. The decline in net income in 2017 was due to a $69 million decrease in net interest income, reflecting a $3.5 billion decrease in average loan balances and a 10 basis point narrowing of the net interest margin on loans, and lower gains realized on investment securities. The decline in average loan balances resulted from ongoing repayments of loans obtained in the Hudson City acquisition. Those unfavorable factors were partially offset by lower loan and other real estate-related servicing costs.  The Discretionary Portfolio segment recorded net income of $59 million in 2015. The improved performance of this segment in 2016 as compared with 2015 was due to a $248 million rise in net interest income, which reflects the impact of residential real estate loans obtained in the acquisition of Hudson City, and higher gains realized on investment securities.  Those favorable factors were partially offset by increases of $25 million in the provision for credit losses and $16 million in FDIC assessments, and higher loan and other real estate servicing costs.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment.  In addition to the geographic regions served by or contiguous with the Company’s branch network, the Company maintains mortgage loan origination offices in several western states.  The Company periodically purchases the rights to service loans and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment.  The Residential Mortgage Banking segment’s net income declined 18% to $46 million in 2017 from $55 million in 2016.  That decline reflected lower revenues from mortgage origination and sales activities of $14 million and from servicing residential real estate loans of $6 million (each including intersegment revenues). Partially offsetting those unfavorable factors were lower expenses associated with intersegment loan servicing.  Net income for the Residential Mortgage Banking segment in 2016 was down 25% from $74 million in 2015.  That decline reflected lower revenues from servicing residential real estate loans for unaffiliated parties of $23 million and a $10 million decrease in net interest income offset, in part, by increased intersegment revenues.

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone, mobile and Internet banking. The Company has branch offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia. Credit services offered by this segment include consumer installment loans, automobile and recreational vehicle loans (originated both directly and indirectly through dealers), home equity loans and lines of credit, and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts; investment products, including mutual funds and annuities; and other services.  Net income for the Retail Banking segment totaled $377 million in 2017, up 28% from $294 million in 2016.  That improvement was predominately due to an increase in net interest income of $103 million, a $13 million decrease in the provision for credit losses and lower personnel-related expenses of $7 million.  The higher net interest income was primarily due to a widening of the net interest margin on deposits of 34 basis points offset, in part, by lower average outstanding deposit balances of $3.4 billion reflecting net maturities of time deposits obtained in the Hudson City acquisition. This segment’s net income was up 2% in 2016 from $288 million in 2015.  The rise in net income 2016 as compared with 2015 reflected an increase in net interest income of $156 million, predominantly due to the impact of deposits obtained in the acquisition of Hudson City. That benefit was largely offset by the following unfavorable factors:  a $47 million rise in the provision for credit losses, including partial charge-offs of $32 million recognized on loans for which the customer was either bankrupt or deceased; increases in expenses for personnel, equipment and net occupancy, and advertising and marketing of $45 million, $18 million and $11 million, respectively, that include the impact of the expanded operations associated with the acquisition of Hudson City; higher FDIC assessments of $10 million; and higher allocated operating expenses associated with data processing, risk management and other support services provided from centralized service areas.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating results of BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in net losses of $66 million, $64 million and $223 million in 2017, 2016 and 2015, respectively. The modestly higher net loss in 2017 as compared with 2016 reflected the incremental income tax expense of $85 million recorded as a result of the enactment of the Tax Act, higher legal-related and professional services costs of $95 million, including additions to the reserve for legal matters, and an increase in personnel-related expenses. Partially offsetting those unfavorable factors were: lower merger-related expenses of $36 million (there were no such expenses in 2017); higher trust income of $29 million in 2017; tax benefits of $22 million recognized in 2017 associated with the adoption of new accounting guidance requiring that excess tax benefits associated with share-based compensation be recognized in income tax expense in the income statement; and the favorable impact from the Company’s allocation methodologies. The improved performance in 2016 as compared with 2015 was predominantly due to the favorable impact from the Company’s allocation methodologies and a $61 million decrease in merger-related expenses associated with the acquisition of Hudson City.  Reflected in 2015’s results was the $45 million pre-tax gain related to the sale of the trade processing business within the retirement services division.

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

Table 22

QUARTERLY TRENDS

	2017 Quarters				2016 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,083,146	1,066,038	1,039,149	1,014,032	990,284	976,240	977,143	979,166
Interest expense	102,689	100,076	92,213	91,773	107,137	111,175	106,802	100,870
Net interest income	980,457	965,962	946,936	922,259	883,147	865,065	870,341	878,296
Less: provision for credit losses	31,000	30,000	52,000	55,000	62,000	47,000	32,000	49,000
Other income	484,053	459,429	460,816	446,845	465,459	491,350	448,254	420,933
Less: other expense	795,813	806,025	750,635	787,852	769,103	752,392	749,895	776,095
Income before income taxes	637,697	589,366	605,117	526,252	517,503	557,023	536,700	474,134
Applicable income taxes	306,287	224,615	215,328	169,326	179,549	200,314	194,147	169,274
Taxable-equivalent adjustment	9,007	8,828	8,736	7,999	7,383	6,725	6,522	6,332
Net income	$322,403	355,923	381,053	348,927	330,571	349,984	336,031	298,528
Net income available to common shareholders-diluted	$302,486	335,804	360,662	328,567	307,797	326,998	312,974	275,748
Per common share data
Basic earnings	$2.01	2.22	2.36	2.13	1.98	2.10	1.98	1.74
Diluted earnings	2.01	2.21	2.35	2.12	1.98	2.10	1.98	1.73
Cash dividends	$.75	.75	.75	.75	.70	.70	.70	.70
Average common shares outstanding
Basic	150,063	151,347	152,857	154,427	155,123	155,493	157,802	158,734
Diluted	150,348	151,691	153,276	154,949	155,700	156,026	158,341	159,181
Performance ratios, annualized
Return on
Average assets	1.06%	1.18%	1.27%	1.15%	1.05%	1.12%	1.09%	.97%
Average common shareholders’ equity	8.03%	8.89%	9.67%	8.89%	8.13%	8.68%	8.38%	7.44%
Net interest margin on average earning assets (taxable- equivalent basis)	3.56%	3.53%	3.45%	3.34%	3.08%	3.05%	3.13%	3.18%
Nonaccrual loans to total loans and leases, net of unearned discount	1.00%	.99%	.98%	1.04%	1.01%	.93%	.96%	1.00%
Net operating (tangible) results (a)
Net operating income (in thousands)	$326,664	360,658	385,974	354,035	336,095	355,929	350,604	320,064
Diluted net operating income per common share	2.04	2.24	2.38	2.15	2.01	2.13	2.07	1.87
Annualized return on
Average tangible assets	1.12%	1.25%	1.33%	1.21%	1.10%	1.18%	1.18%	1.09%
Average tangible common shareholders’ equity	11.77%	13.03%	14.18%	13.05%	11.93%	12.77%	12.68%	11.62%
Efficiency ratio (b)	54.65%	56.00%	52.74%	56.93%	56.42%	55.92%	55.06%	57.00%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$120,226	119,515	120,765	122,978	125,734	124,725	123,706	123,252
Total tangible assets (c)	115,584	114,872	116,117	118,326	121,079	120,064	119,039	118,577
Earning assets	109,412	108,642	109,987	112,008	114,254	112,864	111,872	111,211
Investment securities	14,808	15,443	15,913	15,999	15,417	14,361	14,914	15,348
Loans and leases, net of unearned discount	87,837	88,386	89,268	89,797	89,977	88,732	88,155	87,584
Deposits	93,469	93,134	94,201	96,300	96,914	95,852	94,033	92,391
Common shareholders’ equity (c)	15,039	15,069	15,053	15,091	15,181	15,115	15,145	15,047
Tangible common shareholders’ equity (c)	10,397	10,426	10,405	10,439	10,526	10,454	10,478	10,372
At end of quarter
Total assets (c)	$118,593	120,402	120,897	123,223	123,449	126,841	123,821	124,626
Total tangible assets (c)	113,947	115,761	116,251	118,573	118,797	122,183	119,157	119,955
Earning assets	107,786	109,365	109,976	112,287	112,192	115,293	112,057	113,005
Investment securities	14,665	15,074	15,816	15,968	16,250	14,734	14,963	15,467
Loans and leases, net of unearned discount	87,989	87,925	89,081	89,313	90,853	89,646	88,522	87,872
Deposits	92,432	93,513	93,541	97,043	95,494	98,137	94,650	94,215
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	15,016	15,083	15,049	14,978	15,252	15,106	15,237	15,120
Tangible common shareholders’ equity (c)	10,370	10,442	10,403	10,328	10,600	10,448	10,573	10,449
Equity per common share	100.03	99.70	98.66	97.40	97.64	97.47	96.49	95.00
Tangible equity per common share	69.08	69.02	68.20	67.16	67.85	67.42	66.95	65.65
Market price per common share
High	$176.62	166.85	164.03	173.72	158.35	120.40	121.11	119.24
Low	155.77	141.12	147.55	149.51	112.25	111.13	107.01	100.08
Closing	170.99	161.04	161.95	154.73	156.43	116.10	118.23	111.00

(a)

Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 23.

(b)	Excludes impact of merger-related expenses and net securities transactions.
(c)

The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 23.

Table 23

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2017 Quarters				2016 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$322,403	355,923	381,053	348,927	330,571	349,984	336,031	298,528
Amortization of core deposit and other intangible assets (a)	4,261	4,735	4,921	5,108	5,524	5,945	6,936	7,488
Merger-related expenses (a)	—	—	—	—	—	—	7,637	14,048
Net operating income	$326,664	360,658	385,974	354,035	336,095	355,929	350,604	320,064
Earnings per common share
Diluted earnings per common share	$2.01	2.21	2.35	2.12	1.98	2.10	1.98	1.73
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.03	.03	.03	.04	.05
Merger-related expenses (a)	—	—	—	—	—	—	.05	.09
Diluted net operating earnings per common share	$2.04	2.24	2.38	2.15	2.01	2.13	2.07	$1.87
Other expense
Other expense	$795,813	806,025	750,635	787,852	769,103	752,392	749,895	776,095
Amortization of core deposit and other intangible assets	(7,025)	(7,808)	(8,113)	(8,420)	(9,089)	(9,787)	(11,418)	(12,319)
Merger-related expenses	—	—	—	—	—	—	(12,593)	(23,162)
Noninterest operating expense	$788,788	798,217	742,522	779,432	760,014	742,605	725,884	740,614
Merger-related expenses
Salaries and employee benefits	$—	—	—	—	—	—	60	5,274
Equipment and net occupancy	—	—	—	—	—	—	339	939
Outside data processing and software	—	—	—	—	—	—	352	715
Advertising and marketing	—	—	—	—	—	—	6,327	4,195
Printing, postage and supplies	—	—	—	—	—	—	545	937
Other costs of operations	—	—	—	—	—	—	4,970	11,102
Total	$—	—	—	—	—	—	12,593	23,162
Efficiency ratio
Noninterest operating expense (numerator)	$788,788	798,217	742,522	779,432	760,014	742,605	725,884	740,614
Taxable-equivalent net interest income	980,457	965,962	946,936	922,259	883,147	865,065	870,341	878,296
Other income	484,053	459,429	460,816	446,845	465,459	491,350	448,254	420,933
Less: Gain on bank investment securities	21,296	—	(17)	—	1,566	28,480	264	4
Denominator	$1,443,214	1,425,391	1,407,769	1,369,104	1,347,040	1,327,935	1,318,331	1,299,225
Efficiency ratio	54.65%	56.00%	52.74%	56.93%	56.42%	55.92%	55.06%	57.00%
Balance sheet data (in millions)
Average assets
Average assets	$120,226	119,515	120,765	122,978	125,734	124,725	123,706	123,252
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(75)	(82)	(90)	(98)	(102)	(112)	(122)	(134)
Deferred taxes	26	32	35	39	40	44	48	52
Average tangible assets	$115,584	114,872	116,117	118,326	121,079	120,064	119,039	118,577
Average common equity
Average total equity	$16,271	16,301	16,285	16,323	16,673	16,347	16,377	16,279
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,492)	(1,232)	(1,232)	(1,232)
Average common equity	15,039	15,069	15,053	15,091	15,181	15,115	15,145	15,047
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(75)	(82)	(90)	(98)	(102)	(112)	(122)	(134)
Deferred taxes	26	32	35	39	40	44	48	52
Average tangible common equity	$10,397	10,426	10,405	10,439	10,526	10,454	10,478	10,372
At end of quarter
Total assets
Total assets	118,593	120,402	120,897	123,223	123,449	126,841	123,821	124,626
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(72)	(79)	(86)	(95)	(98)	(107)	(117)	(128)
Deferred taxes	19	31	33	38	39	42	46	50
Total tangible assets	$113,947	115,761	116,251	118,573	118,797	122,183	119,157	119,955
Total common equity
Total equity	$16,251	16,318	16,284	16,213	16,487	16,341	16,472	16,355
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends — cumulative preferred stock	(3)	(3)	(3)	(3)	(3)	(3)	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	15,016	15,083	15,049	14,978	15,252	15,106	15,237	15,120
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(72)	(79)	(86)	(95)	(98)	(107)	(117)	(128)
Deferred taxes	19	31	33	38	39	42	46	50
Total tangible common equity	$10,370	10,442	10,403	10,328	10,600	10,448	10,573	10,449

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions “Liquidity, Market Risk, and Interest Rate Sensitivity” (including Table 20) and “Capital.”

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and Table 22 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

René F. Jones
Chairman of the Board and Chief Executive Officer

Darren J. King
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

M&T Bank Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of M&T Bank Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Buffalo, New York

February 22, 2018

We have served as the Company’s auditor since 1984.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31
(Dollars in thousands, except per share)	2017	2016
Assets
Cash and due from banks	$1,420,888	$1,320,549
Interest-bearing deposits at banks	5,078,903	5,000,638
Trading account	132,909	323,867
Investment securities (includes pledged securities that can be sold or repledged of $487,151 at December 31, 2017; $1,203,473 at December 31, 2016)
Available for sale (cost: $10,938,796 at December 31, 2017; $13,338,301 at December 31, 2016)	10,896,284	13,332,072
Held to maturity (fair value: $3,341,762 at December 31, 2017; $2,451,222 at December 31, 2016)	3,353,213	2,457,278
Other (fair value: $415,028 at December 31, 2017; $461,118 at December 31, 2016)	415,028	461,118
Total investment securities	14,664,525	16,250,468
Loans and leases	88,242,886	91,101,677
Unearned discount	(253,903)	(248,261)
Loans and leases, net of unearned discount	87,988,983	90,853,416
Allowance for credit losses	(1,017,198)	(988,997)
Loans and leases, net	86,971,785	89,864,419
Premises and equipment	646,451	675,263
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	71,589	97,655
Accrued interest and other assets	5,013,325	5,323,235
Total assets	$118,593,487	$123,449,206
Liabilities
Noninterest-bearing deposits	$33,975,180	$32,813,896
Savings and interest-checking deposits	51,698,008	52,346,207
Time deposits	6,580,962	10,131,846
Deposits at Cayman Islands office	177,996	201,927
Total deposits	92,432,146	95,493,876
Short-term borrowings	175,099	163,442
Accrued interest and other liabilities	1,593,993	1,811,431
Long-term borrowings	8,141,430	9,493,835
Total liabilities	102,342,668	106,962,584
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at December 31, 2017 and December 31, 2016; Liquidation preference of $10,000 per share: 50,000 shares at December 31, 2017 and December 31, 2016	1,231,500	1,231,500
Common stock, $.50 par, 250,000,000 shares authorized, 159,817,518 shares issued at December 31, 2017; 159,945,678 shares issued at December 31, 2016	79,909	79,973
Common stock issuable, 27,138 shares at December 31, 2017; 32,403 shares at December 31, 2016	1,847	2,145
Additional paid-in capital	6,590,855	6,676,948
Retained earnings	10,164,804	9,222,488
Accumulated other comprehensive income (loss), net	(363,814)	(294,636)
Treasury stock — common, at cost — 9,733,115 shares at December 31, 2017; 3,764,742 shares at December 31, 2016	(1,454,282)	(431,796)
Total shareholders’ equity	16,250,819	16,486,622
Total liabilities and shareholders’ equity	$118,593,487	$123,449,206

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31
(In thousands, except per share)	2017	2016	2015
Interest income
Loans and leases, including fees	$3,742,867	$3,485,050	$2,778,151
Investment securities
Fully taxable	361,157	361,494	372,162
Exempt from federal taxes	1,431	2,606	4,263
Deposits at banks	61,326	45,516	15,252
Other	1,014	1,205	1,016
Total interest income	4,167,795	3,895,871	3,170,844
Interest expense
Savings and interest-checking deposits	133,177	87,704	46,140
Time deposits	61,505	102,841	27,059
Deposits at Cayman Islands office	1,186	797	615
Short-term borrowings	1,511	3,625	1,677
Long-term borrowings	189,372	231,017	252,766
Total interest expense	386,751	425,984	328,257
Net interest income	3,781,044	3,469,887	2,842,587
Provision for credit losses	168,000	190,000	170,000
Net interest income after provision for credit losses	3,613,044	3,279,887	2,672,587
Other income
Mortgage banking revenues	363,827	373,697	375,738
Service charges on deposit accounts	427,372	419,102	420,608
Trust income	501,381	472,184	470,640
Brokerage services income	61,445	63,423	64,770
Trading account and foreign exchange gains	35,301	41,126	30,577
Gain (loss) on bank investment securities	21,279	30,314	(130)
Other revenues from operations	440,538	426,150	462,834
Total other income	1,851,143	1,825,996	1,825,037
Other expense
Salaries and employee benefits	1,650,729	1,623,600	1,549,530
Equipment and net occupancy	295,084	295,141	272,539
Outside data processing and software	184,670	172,389	164,133
FDIC assessments	101,871	105,045	52,113
Advertising and marketing	69,203	87,137	59,227
Printing, postage and supplies	35,960	39,546	38,491
Amortization of core deposit and other intangible assets	31,366	42,613	26,424
Other costs of operations	771,442	682,014	660,475
Total other expense	3,140,325	3,047,485	2,822,932
Income before taxes	2,323,862	2,058,398	1,674,692
Income taxes	915,556	743,284	595,025
Net income	$1,408,306	$1,315,114	$1,079,667
Net income available to common shareholders
Basic	$1,327,503	$1,223,459	$987,689
Diluted	1,327,517	1,223,481	987,724
Net income per common share
Basic	$8.72	$7.80	$7.22
Diluted	8.70	7.78	7.18

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

	Year Ended December 31
(In thousands)	2017	2016	2015

Net income	$1,408,306	$1,315,114	$1,079,667
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized losses on investment securities	(19,766)	(64,406)	(79,114)
Cash flow hedges adjustments	(9,912)	(94)	796
Foreign currency translation adjustment	2,241	(2,614)	(925)
Defined benefit plans liability adjustments	22,288	24,105	8,610
Total other comprehensive loss	(5,149)	(43,009)	(70,633)
Total comprehensive income	$1,403,157	$1,272,105	$1,009,034

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31
(In thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$1,408,306	$1,315,114	$1,079,667
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	168,000	190,000	170,000
Depreciation and amortization of premises and equipment	109,587	106,996	99,019
Amortization of capitalized servicing rights	56,172	50,982	49,906
Amortization of core deposit and other intangible assets	31,366	42,613	26,424
Provision for deferred income taxes	400,790	174,013	396,596
Asset write-downs	15,429	21,036	9,029
Net gain on sales of assets	(53,467)	(63,222)	(67,759)
Net change in accrued interest receivable, payable	(17,896)	(12,282)	(46,338)
Net change in other accrued income and expense	(201,981)	60,263	(289,139)
Net change in loans originated for sale	711,657	(665,649)	323,330
Net change in trading account assets and liabilities	153,972	(36,453)	(8,327)
Net cash provided by operating activities	2,781,935	1,183,411	1,742,408
Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	534,160	63,513	5,654,850
Other	178,468	94,749	183,892
Proceeds from maturities of investment securities
Available for sale	2,131,118	2,309,208	2,392,331
Held to maturity	528,585	609,080	662,959
Purchases of investment securities
Available for sale	(251,185)	(3,562,711)	(3,614,324)
Held to maturity	(1,425,690)	(214,791)	(29,431)
Other	(132,378)	(1,808)	(99,317)
Net (increase) decrease in loans and leases	1,931,492	(2,952,129)	(2,326,744)
Net (increase) decrease in interest-bearing deposits at banks	(78,265)	2,593,712	6,445,451
Capital expenditures, net	(78,966)	(107,693)	(81,936)
Net decrease in loan servicing advances	37,761	170,141	448,271
Acquisition of bank and bank holding company, net of cash acquired	—	—	(1,932,596)
Other, net	19,825	277,961	10,876
Net cash provided (used) by investing activities	3,394,925	(720,768)	7,714,282
Cash flows from financing activities
Net increase (decrease) in deposits	(3,075,322)	3,554,673	504,393
Net increase (decrease) in short-term borrowings	11,657	(1,937,105)	(2,167,405)
Proceeds from long-term borrowings	2,145,950	—	1,500,000
Payments on long-term borrowings	(3,433,440)	(1,119,898)	(8,912,474)
Purchases of treasury stock	(1,205,905)	(641,334)	—
Dividends paid — common	(457,402)	(441,891)	(375,017)
Dividends paid — preferred	(72,734)	(81,270)	(81,270)
Redemption of Series D preferred stock	—	(500,000)	—
Proceeds from issuance of Series F preferred stock	—	495,000	—
Other, net	10,675	161,691	69,766
Net cash used by financing activities	(6,076,521)	(510,134)	(9,462,007)
Net increase (decrease) in cash and cash equivalents	100,339	(47,491)	(5,317)
Cash and cash equivalents at beginning of year	1,320,549	1,368,040	1,373,357
Cash and cash equivalents at end of year	$1,420,888	$1,320,549	$1,368,040
Supplemental disclosure of cash flow information
Interest received during the year	$4,155,723	$3,903,374	$3,134,311
Interest paid during the year	405,290	498,951	400,329
Income taxes paid during the year	494,205	276,866	378,660
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$121,292	$124,033	$67,753
Acquisition of bank and bank holding company
Common stock issued	—	—	3,110,581
Common stock awards converted	—	—	28,243
Fair value of
Assets acquired (noncash)	—	—	36,567,632
Liabilities assumed	—	—	31,496,212
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	36,747	24,233	65,023
Capitalized servicing rights	422	248	646

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2015
Balance — January 1, 2015	$1,231,500	66,157	2,608	3,409,506	7,807,119	(180,994)	—	$12,335,896
Total comprehensive income	—	—	—	—	1,079,667	(70,633)	—	1,009,034
Acquisition of Hudson City Bancorp, Inc.:
Common stock issued	—	12,977	—	3,097,604	—	—	—	3,110,581
Common stock awards converted	—	—	—	28,243	—	—	—	28,243
Preferred stock cash dividends	—	—	—	—	(81,270)	—	—	(81,270)
Exercise of 2,315 Series A stock warrants into 904 shares of common stock	—	1	—	(1)	—	—	—	—
Stock-based compensation plans:
Compensation expense, net	—	155	—	43,040	—	—	—	43,195
Exercises of stock options, net	—	438	—	88,455	—	—	—	88,893
Stock purchase plan	—	45	—	10,301	—	—	—	10,346
Directors’ stock plan	—	7	—	1,754	—	—	—	1,761
Deferred compensation plans, net, including dividend equivalents	—	2	(244)	293	(102)	—	—	(51)
Other	—	—	—	1,573	—	—	—	1,573
Common stock cash dividends - $2.80 per share	—	—	—	—	(374,912)	—	—	(374,912)
Balance — December 31, 2015	$1,231,500	79,782	2,364	6,680,768	8,430,502	(251,627)	—	$16,173,289
2016
Total comprehensive income	—	—	—	—	1,315,114	(43,009)	—	1,272,105
Preferred stock cash dividends	—	—	—	—	(81,270)	—	—	(81,270)
Redemption of Series D preferred stock	(500,000)	—	—	—	—	—	—	(500,000)
Issuance of Series F preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Exercise of 87,381 Series A stock warrants into 41,439 shares of common stock	—	—	—	(4,750)	—	—	4,748	(2)
Purchases of treasury stock	—	—	—	—	—	—	(641,334)	(641,334)
Stock-based compensation plans:
Compensation expense, net	—	169	—	16,132	—	—	10,989	27,290
Exercises of stock options, net	—	18	—	(12,190)	—	—	181,789	169,617
Stock purchase plan	—	—	—	275	—	—	10,319	10,594
Directors’ stock plan	—	2	—	535	—	—	1,543	2,080
Deferred compensation plans, net, including dividend equivalents	—	2	(219)	163	(93)	—	150	3
Other	—	—	—	1,015	—	—	—	1,015
Common stock cash dividends - $2.80 per share	—	—	—	—	(441,765)	—	—	(441,765)
Balance — December 31, 2016	$1,231,500	79,973	2,145	6,676,948	9,222,488	(294,636)	(431,796)	$16,486,622
2017
Total comprehensive income	—	—	—	—	1,408,306	(5,149)	—	1,403,157
Reclassification of income tax effects to retained earnings	—	—	—	—	64,029	(64,029)	—	—
Preferred stock cash dividends	—	—	—	—	(72,734)	—	—	(72,734)
Exercise of 374,786 Series A stock warrants into 204,133 shares of common stock	—	—	—	(28,746)	—	—	28,746	—
Purchases of treasury stock	—	—	—	—	—	—	(1,205,905)	(1,205,905)
Stock-based compensation plans:
Compensation expense, net	—	(64)	—	(47,670)	—	—	59,738	12,004
Exercises of stock options, net	—	—	—	(12,142)	—	—	84,416	72,274
Stock purchase plan	—	—	—	2,563	—	—	8,268	10,831
Directors’ stock plan	—	—	—	270	—	—	1,656	1,926
Deferred compensation plans, net, including dividend equivalents	—	—	(298)	(368)	(85)	—	595	(156)
Common stock cash dividends - $3.00 per share	—	—	—	—	(457,200)	—	—	(457,200)
Balance — December 31, 2017	$1,231,500	79,909	1,847	6,590,855	10,164,804	(363,814)	(1,454,282)	$16,250,819

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

The accounting and reporting policies of M&T and subsidiaries (“the Company”) are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies are as follows:

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

Individual securities are written down through a charge to earnings when declines in value below the cost basis of a security are considered to be other than temporary. In cases where fair value is less than amortized cost and the Company intends to sell a debt security, it is more likely than not to be required to sell a debt security before recovery of its amortized cost basis, or the Company does not expect to recover the entire amortized cost basis of a debt security, an other-than-temporary impairment is considered to have occurred. If the Company intends to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. Subsequently, the Company accounts for the other-than-temporarily impaired debt security as if the security had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. Realized gains and losses on the sales of investment securities are determined using the specific identification method.

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

Stock-based compensation

Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation, except that the recognition of compensation costs is accelerated for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires.  As discussed in note 26 herein, effective January 2017 the Company adopted amended accounting guidance which requires excess tax benefits or deficiencies associated with stock-based compensation be recognized in income tax expense.  Previously, tax effects resulting from changes in M&T’s share price were recorded through shareholders’ equity.

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

The following table discloses the impact of Hudson City since the acquisition on November 1, 2015 through the end of 2015. The table also presents certain pro forma information as if Hudson City had been included in the Company’s consolidated financial statements for all of 2015. These results combine the historical results of Hudson City into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated date.

	Actual Since
	Acquisition	Pro Forma
	Through	Year Ended
	December 31, 2015	December 31, 2015
	(In thousands)

Total revenues(a)	$111,168	$5,132,662
Net income (loss)	(21,175)	1,011,463

(a)	Represents net interest income plus other income.

In connection with the Hudson City acquisition, the Company incurred merger-related expenses of $36 million in 2016 and $97 million in 2015 related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with preparing for systems conversions and/or integration of operations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former Hudson City employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices. In 2015, the Company also recognized a $21 million provision for credit losses related to the $18.3 billion of Hudson City loans acquired at a premium. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting difference as is the case with purchased impaired loans and other loans acquired at a discount. Nevertheless, GAAP requires that an allowance for credit losses be recognized for incurred losses in loans acquired at a premium even though in a relatively homogenous portfolio of residential mortgage loans the specific loans to which the losses relate cannot be individually identified at the acquisition date. Given the recognition of such losses above and beyond the impact of forecasted losses used in determining the fair value of the loans acquired at a premium, the initial $21 million provision for credit losses has been noted as a merger-related expense.  There were no merger related expenses in 2017.

A summary of merger-related expenses included in the consolidated statement of income for the years ended December 31, 2016 and 2015 follows:

	2016	2015
	(In thousands)
Salaries and employee benefits	$5,334	$51,287
Equipment and net occupancy	1,278	3
Outside data processing and software	1,067	785
Advertising and marketing	10,522	79
Printing, postage and supplies	1,482	504
Other costs of operations	16,072	23,318
Other expense	35,755	75,976
Provision for credit losses	—	21,000
Total	$35,755	$96,976

Sale of trust accounts

In April 2015, the Company sold the trade processing business within the retirement services division of its Institutional Client Services business. That sale resulted in an after-tax gain of $23 million ($45 million pre-tax) that reflected the allocation of approximately $11 million of previously recorded goodwill to the divested business. Revenues of the sold business had been included in “trust income” and were $9 million during 2015. After considering related expenses, net income attributable to the business that was sold was not material to the consolidated results of operations of the Company in 2015.

3.    Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,965,665	$—	$18,178	$1,947,487
Obligations of states and political subdivisions	2,555	36	2	2,589
Mortgage-backed securities:
Government issued or guaranteed	8,755,482	59,497	98,587	8,716,392
Privately issued	28	—	—	28
Other debt securities	136,905	2,402	10,475	128,832
Equity securities	78,161	23,219	424	100,956
	10,938,796	85,154	127,666	10,896,284
Investment securities held to maturity:
Obligations of states and political subdivisions	24,562	109	49	24,622
Mortgage-backed securities:
Government issued or guaranteed	3,187,953	27,236	13,746	3,201,443
Privately issued	135,688	2,574	27,575	110,687
Other debt securities	5,010	—	—	5,010
	3,353,213	29,919	41,370	3,341,762
Other securities	415,028	—	—	415,028
Total	$14,707,037	$115,073	$169,036	$14,653,074

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,912,110	$386	$9,952	$1,902,544
Obligations of states and political subdivisions	3,570	77	6	3,641
Mortgage-backed securities:
Government issued or guaranteed	10,980,507	88,343	113,989	10,954,861
Privately issued	45	—	1	44
Other debt securities	134,105	1,407	16,996	118,516
Equity securities	307,964	45,073	571	352,466
	13,338,301	135,286	141,515	13,332,072
Investment securities held to maturity:
Obligations of states and political subdivisions	60,858	267	224	60,901
Mortgage-backed securities:
Government issued or guaranteed	2,233,173	37,498	7,374	2,263,297
Privately issued	157,704	897	37,120	121,481
Other debt securities	5,543	—	—	5,543
	2,457,278	38,662	44,718	2,451,222
Other securities	461,118	—	—	461,118
Total	$16,256,697	$173,948	$186,233	$16,244,412

No investment in securities of a single non-U.S. Government, government agency or government guaranteed issuer exceeded ten percent of shareholders’ equity at December 31, 2017.

As of December 31, 2017, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities and other debt securities were:

			Average Credit Rating of Fair Value Amount
	Amortized Cost	Estimated Fair Value	A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)

Obligations of states and political subdivisions	$27,117	$27,211	$15,874	$—	$—	$—	$11,337
Privately issued mortgage-backed securities	135,716	110,715	23,459	16	—	87,233	7
Other debt securities	141,915	133,842	6,980	61,054	32,684	—	33,124
Total	$304,748	$271,768	$46,313	$61,070	$32,684	$87,233	$44,468

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2017	2016
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$138,527	$162,027
Estimated fair value	113,516	125,848

Gross realized gains on investment securities were $23,251,000 in 2017 and $30,545,000 in 2016.  During 2017, the Company sold a portion of its Fannie Mae and Freddie Mac preferred stock holdings held in the available-for-sale investment securities portfolio for a gain of $18 million.  During 2016, the Company sold its collateralized debt obligations held in the available-for-sale portfolio for a gain of $30 million. There were no significant gross realized losses from sales of investment securities in 2017 or 2016.  There were no significant gross realized gains or losses from sales of investment securities in 2015.

At December 31, 2017, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$616,908	613,866
Due after one year through five years	1,356,410	1,341,344
Due after five years through ten years	72,642	72,580
Due after ten years	59,165	51,118
	2,105,125	2,078,908
Mortgage-backed securities available for sale	8,755,510	8,716,420
	$10,860,635	10,795,328
Debt securities held to maturity:
Due in one year or less	$14,622	14,656
Due after one year through five years	9,844	9,865
Due after five years through ten years	96	101
Due after ten years	5,010	5,010
	29,572	29,632
Mortgage-backed securities held to maturity	3,323,641	3,312,130
	$3,353,213	3,341,762

A summary of investment securities that as of December 31, 2017 and 2016 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$278,132	(1,761)	1,669,355	(16,417)
Obligations of states and political subdivisions	—	—	474	(2)
Mortgage-backed securities:
Government issued or guaranteed	2,106,142	(13,695)	3,138,841	(84,892)
Other debt securities	3,067	(26)	61,159	(10,449)
Equity securities	—	—	18,162	(424)
	2,387,341	(15,482)	4,887,991	(112,184)

Investment securities held to maturity:
Obligations of states and political subdivisions	2,954	(4)	6,110	(45)
Mortgage-backed securities:
Government issued or guaranteed	1,331,759	(7,036)	265,695	(6,710)
Privately issued	5,061	(1,216)	55,255	(26,359)
	1,339,774	(8,256)	327,060	(33,114)
Total	$3,727,115	(23,738)	5,215,051	(145,298)

December 31, 2016
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,710,241	(9,950)	2,295	(2)
Obligations of states and political subdivisions	—	—	593	(6)
Mortgage-backed securities:
Government issued or guaranteed	6,730,829	(113,374)	81,003	(615)
Privately issued	—	—	27	(1)
Other debt securities	100	(1)	85,400	(16,995)
Equity securities	17,776	(422)	151	(149)
	8,458,946	(123,747)	169,469	(17,768)

Investment securities held to maturity:
Obligations of states and political subdivisions	17,988	(126)	11,891	(98)
Mortgage-backed securities:
Government issued or guaranteed	618,832	(6,842)	17,481	(532)
Privately issued	17,911	(1,222)	57,016	(35,898)
	654,731	(8,190)	86,388	(36,528)
Total	$9,113,677	(131,937)	255,857	(54,296)

The Company owned 1,163 individual investment securities with aggregate gross unrealized losses of $169 million at December 31, 2017. Based on a review of each of the securities in the investment securities portfolio at December 31, 2017, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2017, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At December 31, 2017, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $415 million of cost method investment securities.

At December 31, 2017, investment securities with a carrying value of $2,401,871,000, including $1,942,287,000 of investment securities available for sale, were pledged to secure borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 9.

Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $487,151,000 at December 31, 2017. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.    Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2017	2016
	(In thousands)
Loans
Commercial, financial, etc.	$20,474,696	$21,351,119
Real estate:
Residential	19,619,259	22,584,141
Commercial	25,345,779	25,550,057
Construction	8,125,925	8,066,756
Consumer	13,251,665	12,130,094
Total loans	86,817,324	89,682,167
Leases
Commercial	1,425,562	1,419,510
Total loans and leases	88,242,886	91,101,677
Less: unearned discount	(253,903)	(248,261)
Total loans and leases, net of unearned discount	$87,988,983	$90,853,416

One-to-four family residential mortgage loans held for sale were $356 million at December 31, 2017 and $414 million at December 31, 2016. Commercial real estate loans held for sale were $22 million at December 31, 2017 and $643 million at December 31, 2016.

As of December 31, 2017, approximately $3.3 billion of commercial real estate loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2017, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

In addition to recourse obligations, as described in note 21, the Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Charges incurred for such obligation, which are recorded as a reduction of mortgage banking revenues, were not material in 2017, 2016 or 2015.

A summary of current, past due and nonaccrual loans as of December 31, 2017 and 2016 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
December 31, 2017
Commercial, financial, leasing, etc.	$21,332,234	167,756	1,322	327	21	240,991	$21,742,651
Real estate:
Commercial	24,910,381	166,305	4,444	6,016	16,815	184,982	25,288,943
Residential builder and developer	1,618,973	5,159	—	—	1,135	6,451	1,631,718
Other commercial construction	6,407,451	23,467	—	—	4,706	10,088	6,445,712
Residential	15,376,759	474,372	233,437	7,582	282,102	235,834	16,610,086
Residential — limited documentation	2,718,019	83,898	—	—	105,236	96,105	3,003,258
Consumer:
Home equity lines and loans	5,171,345	38,546	—	9,391	—	74,500	5,293,782
Automobile	3,441,371	78,511	—	—	—	23,781	3,543,663
Other	4,349,071	40,929	5,202	24,102	—	9,866	4,429,170
Total	$85,325,604	1,078,943	244,405	47,418	410,015	882,598	$87,988,983

December 31, 2016
Commercial, financial, leasing, etc.	$22,287,857	53,503	6,195	417	641	261,434	$22,610,047
Real estate:
Commercial	25,076,684	183,531	7,054	12,870	31,404	176,201	25,487,744
Residential builder and developer	1,884,989	4,667	5	1,952	14,006	16,707	1,922,326
Other commercial construction	5,985,118	77,701	922	198	14,274	18,111	6,096,324
Residential	17,631,377	485,468	281,298	11,537	378,549	229,242	19,017,471
Residential — limited documentation	3,239,344	88,366	—	—	139,158	106,573	3,573,441
Consumer:
Home equity lines and loans	5,502,091	44,565	—	12,678	—	81,815	5,641,149
Automobile	2,869,232	56,158	—	1	—	18,674	2,944,065
Other	3,491,629	31,286	5,185	21,491	—	11,258	3,560,849
Total	$87,968,321	1,025,245	300,659	61,144	578,032	920,015	$90,853,416

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $63,872,000 in 2017, $68,371,000 in 2016 and $56,784,000 in 2015. The actual amounts included in interest income during 2017, 2016 and 2015 on such loans were $31,425,000, $33,941,000 and $30,735,000, respectively.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	December 31
	2017	2016
	(In thousands)

Outstanding principal balance	$1,394,188	$2,311,699
Carrying amount:
Commercial, financial, leasing, etc.	31,105	59,928
Commercial real estate	228,054	456,820
Residential real estate	620,827	799,802
Consumer	123,413	487,721
	$1,003,399	$1,804,271

Purchased impaired loans included in the table above totaled $410 million at December 31, 2017 and $578 million at December 31, 2016, representing less than 1% of the Company’s assets as of each date. A summary of changes in the accretable yield for loans acquired at a discount for the years ended December 31, 2017, 2016 and 2015 follows:

For the Year Ended December 31,	2017		2016		2015
	Purchased	Other	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$154,233	$201,153	$184,618	$296,434	$76,518	$397,379
Additions	—	—	—	—	117,251	—
Interest income	(47,452)	(82,605)	(52,769)	(123,044)	(28,551)	(158,260)
Reclassifications from nonaccretable balance	51,137	16,437	22,384	22,677	19,400	49,930
Other(a)	—	(1,823)	—	5,086	—	7,385
Balance at end of period	$157,918	$133,162	$154,233	$201,153	$184,618	$296,434

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

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

The tables that follow summarize the Company’s loan modification activities that were considered troubled debt restructurings for the years ended December 31, 2017, 2016 and 2015:

			Post-modification (a)
	Number	Pre- modification recorded investment	Principal Deferral	Other	Combination of Concession Types	Total
Year Ended December 31, 2017	(Dollars in thousands)

Commercial, financial, leasing, etc.	217	$111,036	$25,051	$6,459	$57,153	$88,663
Real estate:
Commercial	83	44,924	17,039	868	22,975	40,882
Residential builder and developer	3	12,291	—	—	10,879	10,879
Other commercial construction	2	168	168	—	—	168
Residential	141	31,827	16,633	—	17,974	34,607
Residential — limited documentation	20	4,230	911	—	3,661	4,572
Consumer:
Home equity lines and loans	110	10,049	1,137	491	8,585	10,213
Automobile	69	1,378	1,203	—	175	1,378
Other	9	160	160	—	—	160
Total	654	$216,063	$62,302	$7,818	$121,402	$191,522

Year Ended December 31, 2016

Commercial, financial, leasing, etc.	164	$154,093	$102,446	$—	$41,673	$144,119
Real estate:
Commercial	81	44,870	23,558	4,576	15,603	43,737
Residential builder and developer	6	39,660	22,958	—	15,123	38,081
Other commercial construction	3	3,113	250	—	2,782	3,032
Residential	119	20,057	11,771	—	9,367	21,138
Residential — limited documentation	21	3,560	1,047	—	2,917	3,964
Consumer:
Home equity lines and loans	103	11,870	761	—	11,110	11,871
Automobile	163	1,264	1,124	55	85	1,264
Other	79	1,209	968	45	196	1,209
Total	739	$279,696	$164,883	$4,676	$98,856	$268,415

			Post-modification (a)
	Number	Pre- modification recorded investment	Principal Deferral	Other	Combination of Concession Types	Total
Year Ended December 31, 2015	(Dollars in thousands)

Commercial, financial, leasing, etc.	127	$101,129	$50,807	$12,926	$31,439	$95,172
Real estate:
Commercial	58	56,893	48,388	4,087	3,242	55,717
Residential builder and developer	2	10,650	10,598	—	—	10,598
Other commercial construction	6	10,743	460	—	10,375	10,835
Residential	85	10,485	6,528	267	4,277	11,072
Residential — limited documentation	11	1,962	437	—	1,635	2,072
Consumer:
Home equity lines and loans	71	7,378	2,175	—	5,204	7,379
Automobile	302	3,053	1,818	287	948	3,053
Other	155	2,507	1,995	116	396	2,507
Total	817	$204,800	$123,206	$17,683	$57,516	$198,405

(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended December 31, 2017, 2016 and 2015 and for which there was a subsequent payment default during the respective year were not material.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $93,103,000 and $63,543,000 at December 31, 2017 and 2016, respectively. During 2017, new borrowings by such persons amounted to $88,077,000 (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from individuals ceasing to be directors or officers) were $58,517,000.

At December 31, 2017, approximately $11.9 billion of commercial loans and leases, $12.7 billion of commercial real estate loans, $15.3 billion of one-to-four family residential real estate loans, $2.3 billion of home equity loans and lines of credit and $5.2 billion of other consumer loans were pledged to secure outstanding borrowings from the FHLB of New York and available lines of credit as described in note 9.

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. A summary of lease financing receivables follows:

	December 31
	2017	2016
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,159,584	$1,136,815
Estimated residual value of leased assets	89,666	79,449
Unearned income	(110,261)	(107,535)
Investment in direct financings	1,138,989	1,108,729
Leveraged leases:
Lease payments receivable	87,821	92,918
Estimated residual value of leased assets	88,491	110,328
Unearned income	(35,792)	(38,760)
Investment in leveraged leases	140,520	164,486
Total investment in leases	$1,279,509	$1,273,215
Deferred taxes payable arising from leveraged leases	$81,359	$139,067

Included within the estimated residual value of leased assets at December 31, 2017 and 2016 were $37 million and $47 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At December 31, 2017, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Year ending December 31:
2018	$310,207
2019	297,599
2020	208,613
2021	150,553
2022	96,871
Later years	183,562
$1,247,405

The amount of foreclosed residential real estate property held by the Company was $108 million and $129 million at December 31, 2017 and 2016, respectively. There were $497 million and $506 million at December 31, 2017 and 2016, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at December 31, 2017, approximately 45% were classified as purchased impaired and 19% were government guaranteed.

5.    Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
2017
Beginning balance	$330,833	362,719	61,127	156,288	78,030	$988,997
Provision for credit losses	41,511	6,715	16,094	103,410	270	168,000
Net charge-offs
Charge-offs	(64,941)	(7,931)	(20,799)	(130,927)	—	(224,598)
Recoveries	21,196	12,582	8,983	42,038	—	84,799
Net (charge-offs) recoveries	(43,745)	4,651	(11,816)	(88,889)	—	(139,799)
Ending balance	$328,599	374,085	65,405	170,809	78,300	$1,017,198

2016
Beginning balance	$300,404	326,831	72,238	178,320	78,199	$955,992
Provision for credit losses	59,506	33,627	6,902	90,134	(169)	190,000
Net charge-offs
Charge-offs	(59,244)	(4,805)	(26,133)	(141,073)	—	(231,255)
Recoveries	30,167	7,066	8,120	28,907	—	74,260
Net (charge-offs) recoveries	(29,077)	2,261	(18,013)	(112,166)	—	(156,995)
Ending balance	$330,833	362,719	61,127	156,288	78,030	$988,997

2015
Beginning balance	$288,038	307,927	61,910	186,033	75,654	$919,562
Provision for credit losses	43,065	25,768	19,133	79,489	2,545	170,000
Net charge-offs
Charge-offs	(60,983)	(16,487)	(13,116)	(107,787)	—	(198,373)
Recoveries	30,284	9,623	4,311	20,585	—	64,803
Net charge-offs	(30,699)	(6,864)	(8,805)	(87,202)	—	(133,570)
Ending balance	$300,404	326,831	72,238	178,320	78,199	$955,992

Despite the above allocation, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. The amounts of loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Company’s loan grading system. Measurement of the specific loss components is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. In determining the allowance for credit losses, the Company utilizes a loan grading system which is applied to commercial and commercial real estate credits on an individual loan basis. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each group of loans and leases. Factors considered in assigning loan grades and loss component factors include borrower-

specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry.

The following tables provide information with respect to loans and leases that were considered impaired as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

	December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$177,250	194,257	45,488	168,072	184,432	48,480
Real estate:
Commercial	67,199	75,084	9,140	71,862	86,666	11,620
Residential builder and developer	5,320	5,641	308	7,396	8,361	506
Other commercial construction	4,817	20,357	647	2,475	2,731	448
Residential	101,724	122,602	4,000	86,680	105,944	3,457
Residential — limited documentation	77,277	92,439	3,900	82,547	97,718	6,000
Consumer:
Home equity lines and loans	48,847	53,914	8,812	44,693	48,965	8,027
Automobile	13,498	15,737	2,811	16,982	18,272	3,740
Other	3,220	5,872	656	3,791	5,296	776
	499,152	585,903	75,762	484,498	558,385	83,054
With no related allowance recorded:
Commercial, financial, leasing, etc.	89,126	115,327	—	100,805	124,786	—
Real estate:
Commercial	138,356	149,716	—	113,276	121,846	—
Residential builder and developer	5,057	5,296	—	14,368	21,124	—
Other commercial construction	5,456	9,130	—	15,933	35,281	—
Residential	13,574	18,980	—	16,823	24,161	—
Residential — limited documentation	9,588	16,138	—	15,429	24,590	—
	261,157	314,587	—	276,634	351,788	—
Total:
Commercial, financial, leasing, etc.	266,376	309,584	45,488	268,877	309,218	48,480
Real estate:
Commercial	205,555	224,800	9,140	185,138	208,512	11,620
Residential builder and developer	10,377	10,937	308	21,764	29,485	506
Other commercial construction	10,273	29,487	647	18,408	38,012	448
Residential	115,298	141,582	4,000	103,503	130,105	3,457
Residential — limited documentation	86,865	108,577	3,900	97,976	122,308	6,000
Consumer:
Home equity lines and loans	48,847	53,914	8,812	44,693	48,965	8,027
Automobile	13,498	15,737	2,811	16,982	18,272	3,740
Other	3,220	5,872	656	3,791	5,296	776
Total	$760,309	900,490	75,762	761,132	910,173	83,054

	Year Ended December 31, 2017			Year Ended December 31, 2016
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$240,157	3,894	3,894	277,647	8,342	8,342
Real estate:
Commercial	207,616	4,497	4,497	175,877	4,878	4,878
Residential builder and developer	16,209	6,419	6,419	29,237	2,300	2,300
Other commercial construction	15,142	1,001	1,001	19,697	644	644
Residential	110,646	7,177	3,406	98,394	6,227	3,154
Residential — limited documentation	93,097	5,981	1,607	103,060	5,999	1,975
Consumer:
Home equity lines and loans	47,323	1,681	400	36,493	1,325	410
Automobile	15,045	1,025	81	19,636	1,242	99
Other	3,363	308	11	9,218	440	83
Total	$748,598	31,983	21,316	769,259	31,397	21,885

	Year Ended December 31, 2015
		Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$236,201	2,933	2,933
Real estate:
Commercial	166,628	6,243	6,243
Residential builder and developer	59,457	335	335
Other commercial construction	20,276	2,311	2,311
Residential	101,483	6,188	4,037
Residential — limited documentation	118,449	6,380	2,638
Consumer:
Home equity lines and loans	21,523	905	261
Automobile	25,675	1,619	175
Other	18,809	729	113
Total	$768,501	27,643	19,046

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

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
December 31, 2017
Pass	$20,490,486	24,380,184	1,485,148	6,270,812
Criticized accrual	1,011,174	723,777	140,119	164,812
Criticized nonaccrual	240,991	184,982	6,451	10,088
Total	$21,742,651	25,288,943	1,631,718	6,445,712
December 31, 2016
Pass	$21,398,581	24,570,269	1,789,071	5,912,351
Criticized accrual	950,032	741,274	116,548	165,862
Criticized nonaccrual	261,434	176,201	16,707	18,111
Total	$22,610,047	25,487,744	1,922,326	6,096,324

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized aggregated $34 million and $25 million, respectively, at December 31, 2017 and $44 million and $32 million, respectively, at December 31, 2016. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance totaled $20 million and $32 million, respectively, at December 31, 2017 and $16 million and $39 million, respectively, at December 31, 2016.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2017
Individually evaluated for impairment	$45,488	10,095	7,900	12,279	$75,762
Collectively evaluated for impairment	283,111	363,990	47,645	158,530	853,276
Purchased impaired	—	—	9,860	—	9,860
Allocated	$328,599	374,085	65,405	170,809	938,898
Unallocated					78,300
Total					$1,017,198
December 31, 2016
Individually evaluated for impairment	$48,480	12,500	9,457	12,543	$82,980
Collectively evaluated for impairment	282,353	348,301	47,993	143,745	822,392
Purchased impaired	—	1,918	3,677	—	5,595
Allocated	$330,833	362,719	61,127	156,288	910,967
Unallocated					78,030
Total					$988,997

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
December 31, 2017
Individually evaluated for impairment	$266,376	226,205	202,163	65,565	$760,309
Collectively evaluated for impairment	21,476,254	33,117,512	19,023,843	13,201,050	86,818,659
Purchased impaired	21	22,656	387,338	—	410,015
Total	$21,742,651	33,366,373	19,613,344	13,266,615	$87,988,983
December 31, 2016
Individually evaluated for impairment	$268,877	224,630	201,479	65,466	$760,452
Collectively evaluated for impairment	22,340,529	33,222,080	21,871,726	12,080,597	89,514,932
Purchased impaired	641	59,684	517,707	—	578,032
Total	$22,610,047	33,506,394	22,590,912	12,146,063	$90,853,416

6.    Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2017	2016
	(In thousands)
Land	$98,077	$104,671
Buildings	454,610	448,442
Leasehold improvements	239,956	232,936
Furniture and equipment — owned	676,665	636,219
Furniture and equipment — capital leases	18,039	14,849
	1,487,347	1,437,117
Less: accumulated depreciation and amortization
Owned assets	830,832	756,245
Capital leases	10,064	5,609
	840,896	761,854
Premises and equipment, net	$646,451	$675,263

Net lease expense for all operating leases totaled $114,362,000 in 2017, $113,663,000 in 2016 and $102,356,000 in 2015. Minimum lease payments under noncancelable operating leases are presented in note 21. Minimum lease payments required under capital leases are not material.

7.    Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Commercial Mortgage Loans
For the Year Ended December 31,	2017	2016	2015	2017	2016	2015
	(In thousands)
Beginning balance	$117,351	$118,303	$109,871	$103,764	$83,692	$72,939
Originations	28,792	28,618	35,556	34,620	40,117	29,914
Purchases	699	638	243	—	—	—
Amortization	(31,864)	(30,208)	(27,367)	(24,308)	(20,045)	(19,161)
	114,978	117,351	118,303	114,076	103,764	83,692
Valuation allowance	—	—	—	—	—	—
Ending balance, net	$114,978	$117,351	$118,303	$114,076	$103,764	$83,692

	Other			Total
For the Year Ended December 31,	2017	2016	2015	2017	2016	2015
	(In thousands)
Beginning balance	$—	$729	$4,107	$221,115	$202,724	$186,917
Originations	—	—	—	63,412	68,735	65,470
Purchases	—	—	—	699	638	243
Amortization	—	(729)	(3,378)	(56,172)	(50,982)	(49,906)
	—	—	729	229,054	221,115	202,724
Valuation allowance	—	—	—	—	—	—
Ending balance, net	$—	$—	$729	$229,054	$221,115	$202,724

Residential mortgage loans serviced for others were $22.6 billion at December 31, 2017, $22.8 billion at December 31, 2016 and $23.9 billion at December 31, 2015. Excluded from residential mortgage loans serviced for others were loans sub-serviced for others of $56.6 billion, $30.4 billion and $37.8 billion at December 31, 2017, 2016, and 2015, respectively. Commercial mortgage loans serviced for others were $13.6 billion at December 31, 2017, $11.8 billion at December 31, 2016 and $11.0 billion at December 31, 2015.  Excluded from commercial mortgage loans serviced for others were loans sub-serviced for others of $2.6 billion at December 31, 2017.

The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $234 million at December 31, 2017 and $235 million at December 31, 2016. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 12.2% at each of December 31, 2017 and 2016 and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2017 and 2016, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 1,067 basis points (hundredths of one percent) and 1,095 basis points, respectively, over market implied forward London Interbank Offered Rates (“LIBOR”). The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $132 million and $119 million at December 31, 2017 and 2016, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2017 and 2016 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2017 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Commercial
Weighted-average prepayment speeds	12.16%
Impact on fair value of 10% adverse change	$(8,935,000)
Impact on fair value of 20% adverse change	(17,159,000)
Weighted-average OAS	10.67%
Impact on fair value of 10% adverse change	$(6,838,000)
Impact on fair value of 20% adverse change	(13,267,000)
Weighted-average discount rate		18.00%
Impact on fair value of 10% adverse change		$(5,885,000)
Impact on fair value of 20% adverse change		(11,342,000)

8.    Goodwill and other intangible assets

In accordance with GAAP, the Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. Total amortizing intangible assets were comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2017
Core deposit	$887,459	$820,110	$67,349
Other	182,568	178,328	4,240
Total	$1,070,027	$998,438	$71,589
December 31, 2016
Core deposit	$887,459	$789,988	$97,471
Other	177,268	177,084	184
Total	$1,064,727	$967,072	$97,655

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of five to ten years. The weighted-average original amortization period was approximately eight years. Amortization expense for core deposit and other intangible assets was $31,366,000, $42,613,000 and $26,424,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2018	$24,522
2019	19,086
2020	14,383
2021	9,681
2022	3,917
$71,589

In accordance with GAAP, the Company completed annual goodwill impairment tests as of October 1, 2017, 2016 and 2015. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2017 and 2016 for purposes of testing for impairment is as follows:

(In thousands)

Business Banking	$864,366
Commercial Banking	1,401,873
Commercial Real Estate	654,389
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,309,191
All Other	363,293
Total	$4,593,112

9.    Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2017
Amount outstanding	$175,099	$—	$175,099
Weighted-average interest rate	0.92%	—	0.92%
For the year ended December 31, 2017
Highest amount at a month-end	$204,977	$1,500,000
Daily-average amount outstanding	188,459	16,164	$204,623
Weighted-average interest rate	0.69%	1.27%	0.74%
At December 31, 2016
Amount outstanding	$163,442	$—	$163,442
Weighted-average interest rate	0.32%	—	0.32%
For the year ended December 31, 2016
Highest amount at a month-end	$225,940	$1,974,013
Daily-average amount outstanding	203,853	689,969	$893,822
Weighted-average interest rate	0.28%	0.44%	0.41%
At December 31, 2015
Amount outstanding	$150,546	$1,981,636	$2,132,182
Weighted-average interest rate	0.06%	0.43%	0.40%
For the year ended December 31, 2015
Highest amount at a month-end	$202,951	$1,989,257
Daily-average amount outstanding	187,167	360,838	$548,005
Weighted-average interest rate	0.08%	0.43%	0.31%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, federal funds purchased and short-term repurchase agreements outstanding at December 31, 2017 matured on the next business day following year-end. Other short-term borrowings at December 31, 2015 represent borrowings from the FHLB of New York that were assumed in the acquisition of Hudson City. Those borrowings matured at various dates during 2016.

At December 31, 2017, M&T Bank had lines of credit under formal agreements as follows:

(In thousands)

Outstanding borrowings	$576,954
Unused	31,624,206

At December 31, 2017, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $20.2 billion. Additionally, M&T Bank had an available line of credit with the Federal Reserve Bank of New York totaling approximately $12.0 billion at December 31, 2017. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
	2017	2016
	(In thousands)
Senior notes of M&T Bank:
Variable rate due 2017	$—	$550,000
Variable rate due 2022	249,558	—
1.25% due 2017	—	499,999
1.40% due 2017	—	749,946
1.45% due 2018	499,907	501,829
2.25% due 2019	644,977	649,012
2.30% due 2019	746,919	749,473
2.10% due 2020	743,788	749,735
2.05% due 2020	739,961	—
2.50% due 2022	638,872	—
2.90% due 2025	749,404	749,320
Advances from FHLB:
Fixed rates	576,876	1,154,737
Agreements to repurchase securities	421,771	1,084,694
Subordinated notes of Wilmington Trust Corporation (a wholly owned subsidiary of M&T):
8.50% due 2018	200,000	207,651
Subordinated notes of M&T Bank:
6.625% due 2017	—	409,526
5.585% due 2020, variable rate commenced 2015	409,361	409,361
5.629% due 2021, variable rate commenced 2016	500,000	500,000
3.40% due 2027	491,176	—
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
BSB Capital Trust I — 8.125%, due 2028	15,682	15,659
Provident Trust I — 8.29%, due 2028	26,847	26,293
Southern Financial Statutory Trust I — 10.60%, due 2030	6,664	6,620
Variable rates:
First Maryland Capital I — due 2027	146,794	146,256
First Maryland Capital II — due 2027	148,617	147,954
Allfirst Asset Trust — due 2029	96,640	96,494
BSB Capital Trust III — due 2033	15,464	15,464
Provident Statutory Trust III — due 2033	54,466	53,834
Southern Financial Capital Trust III — due 2033	8,051	7,968
Other	9,635	12,010
	$8,141,430	$9,493,835

The variable rate senior notes of M&T Bank pay interest quarterly at rates that are indexed to the three-month LIBOR. The contractual interest rates for those notes were 2.05% at December 31, 2017 and ranged from 1.18% to 1.26% at December 31, 2016. The weighted-average contractual interest rate was 1.22% at December 31, 2016.

Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 1.97% to 5.98% at December 31, 2017 and from 1.17% to 7.32% at December 31, 2016.  The weighted-average contractual interest rate was 2.06% at December 31, 2017 and 1.65% at December 31, 2016. Advances from the FHLB mature at various dates through 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

Long-term agreements to repurchase securities had contractual interest rates that ranged from 4.09% to 4.58% at December 31, 2017 and from 3.65% to 4.58% at December 31, 2016. The weighted-average contractual interest rates payable were 4.31% at December 31, 2017 and 4.05% at December 31, 2016. The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates. The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements. The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $442 million and $1.1 billion at December 31, 2017 and 2016, respectively.

The subordinated notes of M&T Bank and Wilmington Trust Corporation are unsecured and are subordinate to the claims of other creditors of those entities. The subordinated notes of M&T Bank that mature in 2020 converted to variable rate notes in December 2015. These notes now pay interest monthly at a rate that is indexed to the one-month LIBOR. The contractual interest rates were 2.78% and 1.97% at December 31, 2017 and 2016, respectively. The subordinated notes of M&T Bank that mature in 2021 converted to variable rate notes in December 2016. Those notes now pay interest quarterly at a rate that is indexed to the three-month LIBOR. The contractual interest rate was 2.12% at December 31, 2017 and 1.57%  at December 31, 2016.

The fixed and variable rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the Capital Securities qualify for inclusion in Tier 2 regulatory capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 2.23% to 4.71% at December 31, 2017 and from 1.74% to 4.23% at December 31, 2016. The weighted-average variable rates payable on those Junior Subordinated Debentures were 2.83% at December 31, 2017 and 2.33% at December 31, 2016.

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

Long-term borrowings at December 31, 2017 mature as follows:

(In thousands)
Year ending December 31:
2018	$701,256
2019	2,282,016
2020	2,005,383
2021	502,487
2022	888,430
Later years	1,761,858
$8,141,430

10.    Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of December 31, 2017 and 2016 is presented below:

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

(a)

Dividends, if declared, are paid at 6.375%. Warrants to purchase M&T common stock at $73.77 per share issued in connection with the Series A preferred stock expire December 23, 2018 and totaled 257,008 at December 31, 2017.

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

In addition to the Series A warrants, a warrant to purchase 95,500 shares of M&T common stock at $518.32 per share was outstanding at December 31, 2017.  The obligation under that warrant was assumed by M&T in an acquisition and expires on December 12, 2018.

11.    Stock-based compensation plans

Stock-based compensation expense was $61 million in 2017, $65 million in 2016 and $67 million in 2015.  The Company recognized income tax benefits related to stock-based compensation of $35 million in 2017, $31 million in 2016 and $29 million in 2015.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock, restricted stock units and performance-based awards. At December 31, 2017 and 2016, respectively, there were 3,278,036 and 3,667,800 shares available for future grant under the Company’s equity incentive compensation plan.

Restricted stock awards

Restricted stock awards are comprised of restricted stock and restricted stock units. Restricted stock awards granted since 2014 vest over three years. Restricted stock awards granted prior to 2014 vested over four years. A portion of restricted stock awards granted after 2013 require a performance condition to be met before such awards vest. Unrecognized compensation expense associated with restricted stock was $15 million as of December 31, 2017 and is expected to be recognized over a weighted-average period of approximately one year. The Company may issue restricted shares from treasury stock to the extent available or issue new shares. The number of restricted shares issued was 181,939 in 2017, 218,341 in 2016 and 218,183 in 2015, with a weighted-average grant date fair value of $29,557,000 in 2017, $24,085,000 in 2016 and $24,726,000 in 2015. Unrecognized compensation expense associated with restricted stock units was $6 million as of December 31, 2017 and is expected to be recognized over a weighted-average period of approximately one year. The number of restricted stock units issued was 235,983 in 2017, 348,297 in 2016 and 324,772 in 2015, with a weighted-average grant date fair value of $38,364,000, $38,795,000 and $37,070,000, respectively.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price

Unvested at January 1, 2017	739,350	$111.21	499,324	$109.92
Granted	235,983	162.57	181,939	162.46
Vested	(481,002)	114.06	(290,935)	108.97
Cancelled	(11,774)	129.15	(16,584)	128.64
Unvested at December 31, 2017	482,557	$133.05	373,744	$135.41

Stock option awards

Stock options issued generally vested over four years and are exercisable over terms not exceeding ten years and one day. The Company used an option pricing model to estimate the grant date present value of stock options granted. Stock options granted in 2017, 2016 and 2015 were not significant.

A summary of stock option activity follows:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Life (In Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2017	1,594,591	$139.60
Granted	200	162.57
Exercised	(658,400)	116.20
Expired	(270,979)	165.46
Outstanding at December 31, 2017	665,412	$152.23	0.8	$18,086
Exercisable at December 31, 2017	665,010	$152.23	0.8	$18,072

For 2017, 2016 and 2015, M&T received $72 million, $172 million and $93 million, respectively, in cash and realized tax benefits from the exercise of stock options of $10 million, $15 million and $6 million, respectively. The intrinsic value of stock options exercised during those periods was $31 million, $42 million and $17 million, respectively. As of December 31, 2017, the amount of unrecognized compensation cost related to non-vested stock options was not significant. The total grant date fair value of stock options vested during 2017, 2016 and 2015 was not significant. Upon the exercise of stock options, the Company may issue shares from treasury stock to the extent available or issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, 2,500,000 shares of M&T common stock were authorized for issuance under a plan adopted in 2013. There were 66,504 shares issued in 2017, 97,880 shares issued in 2016 and 89,384 shares issued in 2015.  For 2017, 2016 and 2015, M&T received $9,730,000, $9,528,000 and $9,296,000, respectively, in cash for shares purchased through the employee stock purchase plan. Compensation expense recognized for the stock purchase plan was not significant in 2017, 2016 or 2015.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 19,633 and 23,188 at December 31, 2017 and 2016, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors and directors advisory councils that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2017, 255,816 shares had been issued in connection with the directors’ stock plan.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors compensation plans. Shares of common stock issuable under such plans were 7,505 and 9,215 at December 31, 2017 and 2016, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

12.    Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2017	2016	2015
	(In thousands)

Service cost	$20,193	$25,037	$24,372
Interest cost on benefit obligation	79,270	83,410	72,731
Expected return on plan assets	(108,524)	(108,473)	(96,155)
Amortization of prior service cost (credit)	557	(3,228)	(6,005)
Recognized net actuarial loss	29,263	30,145	44,825
Net periodic pension expense	$20,759	$26,891	$39,768

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2017	2016	2015
	(In thousands)

Service cost	$1,172	$1,595	$914
Interest cost on benefit obligation	3,716	4,971	2,995
Amortization of prior service credit	(1,359)	(1,359)	(1,359)
Recognized net actuarial (gain) loss	(988)	60	106
Net other postretirement benefits expense	$2,541	$5,267	$2,656

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,007,158	$2,004,531	$109,922	$121,497
Service cost	20,193	25,037	1,172	1,595
Interest cost	79,270	83,410	3,716	4,971
Plan participants’ contributions	—	—	2,929	3,085
Amendments and curtailments	—	(28,308)	(30,088)	—
Actuarial (gain) loss	172,180	4,827	(8,511)	(10,553)
Medicare Part D reimbursement	—	—	630	592
Benefits paid	(90,065)	(82,339)	(11,133)	(11,265)
Benefit obligation at end of year	2,188,736	2,007,158	68,637	109,922
Change in plan assets:
Fair value of plan assets at beginning of year	1,642,131	1,625,134	—	—
Actual return on plan assets	251,381	88,564	—	—
Employer contributions	211,444	10,772	7,574	7,588
Plan participants’ contributions	—	—	2,929	3,085
Medicare Part D reimbursement	—	—	630	592
Benefits paid	(90,065)	(82,339)	(11,133)	(11,265)
Fair value of plan assets at end of year	2,014,891	1,642,131	—	—
Funded status	$(173,845)	$(365,027)	$(68,637)	$(109,922)
Accrued liabilities recognized in the consolidated balance sheet	$(173,845)	$(365,027)	$(68,637)	$(109,922)
Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss (gain)	$460,622	$460,562	$(13,936)	$(6,413)
Net prior service cost (credit)	2,948	3,505	(36,466)	(7,737)
Pre-tax adjustment to AOCI	463,570	464,067	(50,402)	(14,150)
Taxes	(121,873)	(182,611)	13,251	5,568
Net adjustment to AOCI	$341,697	$281,456	$(37,151)	$(8,582)

The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $165,210,000 as of December 31, 2017 and $160,433,000 as of December 31, 2016.

The accumulated benefit obligation for all defined benefit pension plans was $2,158,601,000 and $1,979,225,000 at December 31, 2017 and 2016, respectively.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. Amortization of net gains and losses is included in annual net periodic benefit expense if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the benefit obligation or the fair value of the plan assets. As indicated in the preceding table, as of December 31, 2017 the Company recorded a minimum liability adjustment of $413,168,000 ($463,570,000 related to pension plans and $(50,402,000) related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $304,546,000. In aggregate, the benefit plans realized a net gain during 2017 that allowed the Company to decrease its minimum liability adjustment from that which was recorded at December 31, 2016 by $36,749,000.  The net gain reflects an amendment to the former Hudson City postretirement health and life plans. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2017
Net loss (gain)	$29,323	$(8,511)	$20,812
Amendments and curtailments	—	(30,088)	(30,088)
Amortization of prior service (cost) credit	(557)	1,359	802
Amortization of actuarial (loss) gain	(29,263)	988	(28,275)
Total recognized in other comprehensive income, pre-tax	$(497)	$(36,252)	$(36,749)
2016
Net loss (gain)	$24,736	$(10,553)	$14,183
Amendments and curtailments	(28,308)	—	(28,308)
Amortization of prior service credit	3,228	1,359	4,587
Amortization of actuarial loss	(30,145)	(60)	(30,205)
Total recognized in other comprehensive income, pre-tax	$(30,489)	$(9,254)	$(39,743)

The following table reflects the amortization of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2018:

	Pension Plans	Other Postretirement Benefit Plans
	(In thousands)

Amortization of net prior service cost (credit)	$557	$(4,729)
Amortization of net loss (gain)	44,416	(830)

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2017, 2016 and 2015 associated with the defined contribution pension plan was approximately $30 million, $25 million and $23 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016

Discount rate	3.50%	4.00%	3.50%	4.00%
Rate of increase in future compensation levels	4.33%	4.39%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015

Discount rate	4.00%	4.25%	4.00%	4.00%	4.25%	4.00%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—
Rate of increase in future compensation levels	4.39%	4.37%	4.39%	—	—	—

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

The company’s defined benefit pension plan is sensitive to the long-term rate of return on plan assets and the discount rate.  To demonstrate the sensitivity of pension expense to changes in these assumptions, with all other assumptions held constant, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of approximately $4 million; and the discount rate would have resulted in a decrease in pension expense of approximately $7 million.  Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence.  Additionally, an increase of 25 basis points in the discount rate would have decreased the benefit obligation by

$76 million and a decrease of 25 basis points in the discount rate would have increased the benefit obligation by $80 million at December 31, 2017.

For measurement of other postretirement benefits, a 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018. The rate was assumed to decrease to 5.00% over 11 years. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	+1%	-1%
	(In thousands)
Increase (decrease) in:
Service and interest cost	$63	$(57)
Accumulated postretirement benefit obligation	1,454	(1,316)

Plan assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places an emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 25 to 60 percent equity securities, 10 to 65 percent debt securities, and 10 to 85 percent money-market investments/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Assets are managed by a combination of internal and external investment managers. Equity securities may include investments in domestic and international equities, through individual securities, mutual funds and exchange-traded funds. Debt securities may include investments in corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies and U.S. Treasury securities, through individual securities and mutual funds. Additionally, the Company’s defined benefit pension plan held $304,463,000 (15% of total assets) of real estate funds, private investments, hedge funds and other investments at December 31, 2017. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market investments	$117,648	$62,706	$54,942	$—
Equity securities:
M&T	154,818	154,818	—	—
Domestic(a)	240,763	240,763	—	—
International(b)	13,349	13,349	—	—
Mutual funds:
Domestic(a)	205,509	205,509	—	—
International(b)	405,200	405,200	—	—
	1,019,639	1,019,639	—	—
Debt securities:
Corporate(c)	89,751	—	89,751	—
Government	235,984	—	235,984	—
International	2,176	—	2,176	—
Mutual funds:
Domestic(d)	243,456	243,456	—	—
	571,367	243,456	327,911	—
Other:
Diversified mutual fund	80,227	80,227	—	—
Real estate partnerships	3,747	842	—	2,905
Private equity	31,484	—	—	31,484
Hedge funds	178,080	125,966	—	52,114
Guaranteed deposit fund	10,925	—	—	10,925
	304,463	207,035	—	97,428
Total(e)	$2,013,117	$1,532,836	$382,853	$97,428

	Fair Value Measurement of Plan Assets At December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market investments	$39,556	$35,562	$3,994	$—
Equity securities:
M&T	164,474	164,474	—	—
Domestic(a)	200,595	200,595	—	—
International(b)	14,364	14,364	—	—
Mutual funds:
Domestic(a)	250,472	250,472	—	—
International(b)	290,172	290,172	—	—
	920,077	920,077	—	—
Debt securities:
Corporate(c)	104,909	—	104,909	—
Government	121,869	—	121,869	—
International	13,073	—	13,073	—
Mutual funds:
Domestic(d)	205,847	205,847	—	—
	445,698	205,847	239,851	—
Other:
Diversified mutual fund	92,691	92,691	—	—
Real estate partnerships	3,112	768	—	2,344
Private equity	21,924	—	—	21,924
Hedge funds	106,250	85,270	—	20,980
Guaranteed deposit fund	10,992	—	—	10,992
	234,969	178,729	—	56,240
Total(e)	$1,640,300	$1,340,215	$243,845	$56,240

(a)	This category is mainly comprised of equities of companies primarily within the mid-cap and large-cap sectors of the U.S. economy and range across diverse industries.
(b)	This category is comprised of equities in companies primarily within the mid-cap and large-cap sectors of international markets mainly in developed markets in Europe and the Pacific Rim.
(c)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(d)

Approximately 77% of the mutual funds were invested in investment grade bonds and 23% in high-yielding bonds at December 31, 2017. Approximately 75% of the mutual funds were invested in investment grade bonds and 25% in high-yielding bonds at December 31, 2016. The holdings within the funds were spread across diverse industries.

(e)	Excludes dividends and interest receivable totaling $1,774,000 and $1,831,000 at December 31, 2017 and 2016, respectively.

Pension plan assets included common stock of M&T with a fair value of $154,818,000 (7.7% of total plan assets) at December 31, 2017 and $164,474,000 (10.0% of total plan assets) at December 31, 2016. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2017. Assets subject to Level 3 valuations did not constitute a significant portion of plan assets at December 31, 2017 or December 31, 2016.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2017 were as follows:

	Balance – January 1, 2017	Purchases (Sales)	Total Realized/ Unrealized Gains (Losses)	Balance – December 31, 2017
	(In thousands)
Other
Real estate partnerships	$2,344	$365	$196	$2,905
Private equity	21,924	6,821	2,739	31,484
Hedge funds	20,980	29,839	1,295	52,114
Guaranteed deposit fund	10,992	—	(67)	10,925
Total	$56,240	$37,025	$4,163	$97,428

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. The Company made voluntary contributions of $200 million to the qualified defined benefit pension plan in 2017.  The Company did not make any contributions to the plan in 2016 or 2015. The Company is not required to make contributions to the qualified defined benefit plan in 2018, however, subject to the impact of actual events and circumstances that may occur in 2018, the Company may make contributions, but the amount of any such contributions has not been determined. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $11,444,000 and $10,772,000 in 2017 and 2016, respectively. Payments made by the Company for postretirement benefits were $7,574,000 and $7,588,000 in 2017 and 2016, respectively. Payments for supplemental pension and other postretirement benefits for 2018 are not expected to differ from those made in 2017 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2018	$88,407	$7,318
2019	94,317	7,207
2020	98,753	7,055
2021	103,968	4,402
2022	107,298	4,302
2023 through 2027	594,900	19,830

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The Company makes an employer matching contribution in an amount equal to 75% of an employee’s contribution, up to 4.5% of the employee’s qualified compensation. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $38,229,000, $36,766,000 and $34,145,000 in 2017, 2016 and 2015, respectively.

13.    Income taxes

The components of income tax expense were as follows:

	Year Ended December 31
	2017	2016	2015
	(In thousands)
Current
Federal	$363,043	$428,750	$130,349
State and local	94,714	95,426	21,549
Total current	457,757	524,176	151,898
Deferred
Federal	367,308	147,662	324,317
State and local	33,482	26,351	72,279
Total deferred	400,790	174,013	396,596
Amortization of investments in qualified affordable housing projects	57,009	45,095	46,531
Total income taxes applicable to pre-tax income	$915,556	$743,284	$595,025

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2017, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $137,121,000. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were an expense of $7,195,000 in 2017 and $11,925,000 in 2016. There were no significant gains or losses on bank investment securities in 2015. No alternative minimum tax expense was recognized in 2017, 2016 or 2015.

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017, reducing the corporate Federal income tax rate from 35% to 21% effective January 1, 2018 and making other changes to U.S. corporate income tax laws.  GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment.  Accordingly, the estimated incremental income tax expense recorded by the Company in the fourth quarter of 2017 related to the Tax Act was $85 million.  That additional expense was largely attributable to the reduction in carrying value of net deferred tax assets reflecting lower future tax benefits resulting from the lower corporate income tax rate.  During preparation of the Company’s 2017 income tax returns in 2018, additional adjustments related to enactment of the Tax Act may be identified.  Any such adjustments are not expected to be material, but will be recognized in accordance with guidance contained in Staff Accounting Bulletin

No. 118 from the U.S. Securities and Exchange Commission.  The Company also adopted new accounting guidance for share-based transactions during the first quarter of 2017. That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized as a component of income tax expense in the income statement. Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise.  The adoption of the amended accounting guidance resulted in a $22 million reduction of income tax expense in 2017.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2017	2016	2015
	(In thousands)

Income taxes at statutory federal income tax rate	$813,352	$720,439	$586,142
Increase (decrease) in taxes:
Tax-exempt income	(40,778)	(35,364)	(33,102)
State and local income taxes, net of federal income tax effect	83,327	79,155	60,988
Qualified affordable housing project federal tax credits, net	(16,015)	(15,091)	(15,297)
Initial impact of enactment of Tax Act	85,431	—	—
Other	(9,761)	(5,855)	(3,706)
	$915,556	$743,284	$595,025

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2017	2016	2015
	(In thousands)

Losses on loans and other assets	$345,609	$590,288	$637,955
Retirement benefits	45,322	143,067	148,722
Postretirement and other employee benefits	26,009	52,512	55,962
Incentive and other compensation plans	25,050	36,616	60,337
Interest on loans	37,900	61,266	57,640
Stock-based compensation	26,676	52,181	72,090
Unrealized losses	—	10,741	—
Other	66,247	106,876	162,086
Gross deferred tax assets	572,813	1,053,547	1,194,792
Leasing transactions	(181,159)	(266,268)	(285,074)
Unrealized gains	(94,285)	—	(31,121)
Capitalized servicing rights	(51,781)	(71,108)	(59,171)
Depreciation and amortization	(52,733)	(63,959)	(56,731)
Other	(21,599)	(87,200)	(55,611)
Gross deferred tax liabilities	(401,557)	(488,535)	(487,708)
Net deferred tax asset	$171,256	$565,012	$707,084

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 25 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)

Gross unrecognized tax benefits at January 1, 2015	$10,712	$3,869	$14,581
Increases as a result of tax positions taken during 2015	8,108	—	8,108
Increases as a result of tax positions taken in prior years	—	807	807
Decreases as a result of settlements with taxing authorities	(1,515)	(274)	(1,789)
Unrealized tax benefits acquired in a business combination	7,232	3,567	10,799
Gross unrecognized tax benefits at December 31, 2015	24,537	7,969	32,506
Increases as a result of tax positions taken during 2016	12,237	—	12,237
Increases as a result of tax positions taken in prior years	—	656	656
Decreases as a result of tax positions in prior years	(885)	(710)	(1,595)
Gross unrecognized tax benefits at December 31, 2016	35,889	7,915	43,804
Increases as a result of tax positions taken during 2017	13,019	—	13,019
Increases as a result of tax positions taken in prior years	—	1,379	1,379
Decreases as a result of settlements with taxing authorities	(332)	(168)	(500)
Decreases as a result of tax positions taken in prior years	(3,144)	(3,475)	(6,619)
Gross unrecognized tax benefits at December 31, 2017	$45,432	$5,651	51,083
Less: Federal, state and local income tax benefits			(10,727)
Net unrecognized tax benefits at December 31, 2017 that, if recognized, would impact the effective income tax rate			$40,356

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2017 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Examinations by the Internal Revenue Service of the Company’s federal income tax returns have been largely concluded through 2016, although under statute the income tax returns from 2014 through 2016 could be adjusted. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2013. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.    Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2017	2016	2015
	(In thousands, except per share)
Income available to common shareholders:
Net income	$1,408,306	$1,315,114	$1,079,667
Less: Preferred stock dividends(a)	(72,734)	(81,270)	(81,270)
Net income available to common equity	1,335,572	1,233,844	998,397
Less: Income attributable to unvested stock-based compensation awards	(8,069)	(10,385)	(10,708)
Net income available to common shareholders	$1,327,503	$1,223,459	$987,689
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	153,092	158,121	138,285
Less: Unvested stock-based compensation awards	(933)	(1,341)	(1,482)
Weighted-average shares outstanding	152,159	156,780	136,803

Basic earnings per common share	$8.72	$7.80	$7.22

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2017	2016	2015
	(In thousands, except per share)

Net income available to common equity	$1,335,572	$1,233,844	$998,397
Less: Income attributable to unvested stock-based compensation awards	(8,055)	(10,363)	(10,673)
Net income available to common shareholders	$1,327,517	$1,223,481	$987,724
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	153,092	158,121	138,285
Less: Unvested stock-based compensation awards	(933)	(1,341)	(1,482)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	392	524	730
Adjusted weighted-average shares outstanding	152,551	157,304	137,533

Diluted earnings per common share	$8.70	$7.78	$7.18

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing common shares of 401,000 in 2017, 2,171,000 in 2016 and 2,268,000 in 2015 were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.    Comprehensive income

In February 2018, the Financial Accounting Standards Board issued accounting guidance related to reclassification of certain tax effects from AOCI so that following enactment of the Tax Act the tax effects of items within AOCI reflect the appropriate tax.  The guidance provided for a reclassification from AOCI to retained earnings for the effect of remeasuring deferred tax assets and liabilities related to items within AOCI at the 21 percent corporate tax rate established by the Tax Act.  The impact of that reclassification was an increase in retained earnings as of December 31, 2017 resulting from items remaining in AOCI as of that date as follows:

(In thousands)

Net unrealized losses on investment securities	$8,065
Defined benefit plans liability adjustments	53,960
Cash flow hedges and other	2,004
Increase to retained earnings	$64,029

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

					Total
			Defined		Amount
	Investment Securities		Benefit		Before		Income
	With OTTI (a)	All Other	Plans	Other	Tax		Tax	Net
	(In thousands)

Balance — January 1, 2017	$46,725	(73,785)	(449,917)	(8,268)	$(485,245)		190,609	$(294,636)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(8,746)	(6,259)	—	—	(15,005)		7,269	(7,736)
Foreign currency translation adjustment	—	—	—	4,447	4,447		(2,206)	2,241
Unrealized losses on cash flow hedges	—	—	—	(12,291)	(12,291)		4,837	(7,454)
Current year benefit plans gains	—	—	9,276	—	9,276		(3,650)	5,626
Total other comprehensive income (loss) before reclassifications	(8,746)	(6,259)	9,276	(7,844)	(13,573)		6,250	(7,323)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	—	3,387	—	—	3,387	(b)	(1,333)	2,054
Gains realized in net income	(18,351)	(2,928)	—	—	(21,279)	(c)	7,195	(14,084)
Accretion of net gain on terminated cash flow hedges	—	—	—	(137)	(137)	(d)	54	(83)
Net yield adjustment from cash flow hedges currently in effect	—	—	—	(3,916)	(3,916)	(b)	1,541	(2,375)
Amortization of prior service credit	—	—	(802)	—	(802)	(e)	315	(487)
Amortization of actuarial losses	—	—	28,275	—	28,275	(e)	(11,126)	17,149
Total	(27,097)	(5,800)	36,749	(11,897)	(8,045)		2,896	(5,149)
Reclassification of income tax effects to retained earnings	—	—	—	—	—		(64,029)	(64,029)
Balance — December 31, 2017	$19,628	(79,585)	(413,168)	(20,165)	$(493,290)		129,476	$(363,814)

					Total
			Defined		Amount
	Investment Securities		Benefit		Before		Income
	With OTTI (a)	All Other	Plans	Other	Tax		Tax	Net
	(In thousands)

Balance — January 1, 2016	$16,359	62,849	(489,660)	(4,093)	$(414,545)		162,918	$(251,627)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	30,366	(110,316)	—	—	(79,950)		31,509	(48,441)
Foreign currency translation adjustment	—	—	—	(4,020)	(4,020)		1,406	(2,614)
Current year benefit plans gains	—	—	14,125	—	14,125		(5,557)	8,568
Total other comprehensive income (loss) before reclassifications	30,366	(110,316)	14,125	(4,020)	(69,845)		27,358	(42,487)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	—	3,996	—	—	3,996	(b)	(1,572)	2,424
Gains realized in net income	—	(30,314)	—	—	(30,314)	(c)	11,925	(18,389)
Accretion of net gain on terminated cash flow hedges	—	—	—	(155)	(155)	(d)	61	(94)
Amortization of prior service credit	—	—	(4,587)	—	(4,587)	(e)	1,805	(2,782)
Amortization of actuarial losses	—	—	30,205	—	30,205	(e)	(11,886)	18,319
Total reclassifications	—	(26,318)	25,618	(155)	(855)		333	(522)
Total gain (loss) during the period	30,366	(136,634)	39,743	(4,175)	(70,700)		27,691	(43,009)
Balance — December 31, 2016	$46,725	(73,785)	(449,917)	(8,268)	$(485,245)		190,609	$(294,636)

Balance — January 1, 2015	$7,438	201,828	(503,027)	(4,082)	$(297,843)		116,849	$(180,994)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	8,921	(142,623)	—	—	(133,702)		52,376	(81,326)
Foreign currency translation adjustment	—	—	—	(1,323)	(1,323)		398	(925)
Gains on cash flow hedges	—	—	—	1,453	1,453		(572)	881
Current year benefit plans losses	—	—	(24,200)	—	(24,200)		8,612	(15,588)
Total other comprehensive income (loss) before reclassifications	8,921	(142,623)	(24,200)	130	(157,772)		60,814	(96,958)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	—	3,514	—	—	3,514	(b)	(1,383)	2,131
Losses realized in net income	—	130	—	—	130	(c)	(49)	81
Accretion of net gain on terminated cash flow hedges	—	—	—	(141)	(141)	(d)	56	(85)
Amortization of prior service credit	—	—	(7,364)	—	(7,364)	(e)	2,620	(4,744)
Amortization of actuarial losses	—	—	44,931	—	44,931	(e)	(15,989)	28,942
Total reclassifications	—	3,644	37,567	(141)	41,070		(14,745)	26,325
Total gain (loss) during the period	8,921	(138,979)	13,367	(11)	(116,702)		46,069	(70,633)
Balance — December 31, 2015	$16,359	62,849	(489,660)	(4,093)	$(414,545)		162,918	$(251,627)

(a)	Other-than-temporary impairment.
(b)	Included in interest income.
(c)	Included in gain (loss) on bank investment securities.
(d)	Included in interest expense.
(e)	Included in salaries and employee benefits expense.

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment Securities		Defined
	With OTTI	All Other	Benefit Plans	Other	Total
	(In thousands)

Balance at January 1, 2015	$4,518	$122,683	$(305,589)	$(2,606)	$(180,994)
Net gain (loss) during 2015	5,403	(84,517)	8,610	(129)	(70,633)
Balance at December 31, 2015	9,921	38,166	(296,979)	(2,735)	(251,627)
Net gain (loss) during 2016	18,417	(82,823)	24,105	(2,708)	(43,009)
Balance at December 31, 2016	28,338	(44,657)	(272,874)	(5,443)	(294,636)
Net gain (loss) during 2017	(10,755)	(9,011)	22,288	(7,671)	(5,149)
Reclassification of income tax effects to retained earnings	(3,115)	(4,950)	(53,960)	(2,004)	(64,029)
Balance at December 31, 2017	$14,468	$(58,618)	$(304,546)	$(15,118)	$(363,814)

16.    Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2017	2016	2015
	(In thousands)
Other income:
Credit-related fee income	$77,580	$70,424	$81,558
Letter of credit fees			52,724
Bank owned life insurance			52,984
Other expense:
Professional services	289,862	268,060	267,540
Amortization of capitalized servicing rights			49,906

17.    International activities

The Company engages in limited international activities including certain trust-related services in Europe, collecting Eurodollar deposits, engaging in foreign currency transactions associated with customer activity, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $159 million and $292 million of loans to foreign borrowers at December 31, 2017 and 2016, respectively. Deposits at M&T Bank’s Cayman Islands office were $178 million and $202 million at December 31, 2017 and 2016, respectively. The Company uses such deposits to facilitate customer demand and as an alternative to short-term borrowings when the costs of such deposits seem reasonable. Deposits at M&T Bank’s office in Ontario, Canada were $45 million at December 31, 2017 and $50 million at December 31, 2016. Revenues from providing international trust-related services were approximately $24 million in 2017, $25 million in 2016 and $26 million in 2015.

18.    Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not significant as of December 31, 2017.

The net effect of interest rate swap agreements was to increase net interest income by $25 million in 2017, $37 million in 2016 and $44 million in 2015.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted- Average Rate
	Notional Amount	Average Maturity	Fixed	Variable	Estimated Fair Value Gain (a)
	(In thousands)	(In years)			(In thousands)
December 31, 2017
Fair value hedges:
Fixed rate long-term borrowings(b)	$4,550,000	2.9	2.27%	2.09%	$573
Cash flow hedges:
Variable rate commercial real estate loans(b)( c)	4,850,000	2.0	1.52%	1.36%	66
Total	$9,400,000	2.5			$639
December 31, 2016
Fair value hedges:
Fixed rate long-term borrowings(b)	$900,000	1.1	3.75%	2.08%	$11,892

(a)

Effective January 2017 certain clearinghouse exchanges revised their rules such that certain required payments by counterparties for variation margin on derivative instruments that had been treated as collateral are now treated as settlements of those positions. The impact of such rule changes at December 31, 2017 was a reduction of the estimated fair value losses on interest rate swap agreements designated as fair value hedges of $41.1 million and on interest rate swap agreements designated as cash flow hedges of $16.3 million.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $2.0 billion of forward-starting interest rate swap agreements that will become effective upon maturity in 2019 of $2.0 billion of agreements currently in effect.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2017 mature as follows:

(In thousands)
Year ending December 31:
2018	$500,000
2019	4,250,000
2020	3,500,000
2021	—
2022	650,000
2023 through 2027	500,000
$9,400,000

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $29.9 billion and $21.6 billion at December 31, 2017 and 2016, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $530 million and $471 million at December 31, 2017 and 2016, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	December 31		December 31
	2017	2016	2017	2016
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$639	$11,892	$—	$—
Commitments to sell real estate loans (a)	734	33,189	283	1,347
	1,373	45,081	283	1,347
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	8,797	8,060	494	735
Commitments to sell real estate loans (a)	2,526	5,210	1,019	399
Trading:
Interest rate contracts (b)	74,164	228,810	132,104	167,737
Foreign exchange and other option and futures contracts (b)	5,657	7,908	5,286	6,639
	91,144	249,988	138,903	175,510
Total derivatives	$92,517	$295,069	$139,186	$176,857

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities. The impact of the variation margin rule change at December 31, 2017 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $136.2 million and in a liability position of $12.2 million.

	Amount of Gain (Loss) Recognized
	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(52,392)	51,628	$(32,000)	30,906	$(29,359)	28,719
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$5,398		$14,042		$10,755
Foreign exchange and other option and futures contracts (b)	6,821		7,665		9,337
Total	$12,219		$21,707		$20,092

(a)	Reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

The amount of gain (loss) recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $16 million and $28 million at December 31, 2017 and 2016, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $13 million and $34 million at December 31, 2017 and 2016, respectively. After consideration of such netting arrangements, for purposes of posting collateral, the net liability positions with counterparties aggregated $13 million and $30 million at December 31, 2017 and 2016, respectively. The Company was required to post collateral relating to those positions of $12 million and $27 million at December 31, 2017 and 2016, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on December 31, 2017 was less than $1 million, for which the Company was not required to post collateral in the normal course of business. If the credit risk-related contingent features had been triggered on December 31, 2017, the Company would not have been required to post any additional collateral with counterparties.

The aggregate fair value of derivative financial instruments in an asset position, which are subject to enforceable master netting arrangements, was $13 million and $15 million at December 31, 2017 and 2016, respectively. After consideration of such netting arrangements, for purposes of posting collateral, the net asset positions with counterparties aggregated $13 million and $11 million at December 31, 2017 and 2016, respectively. Counterparties posted collateral relating to those positions of $12 million and $9 million at December 31, 2017 and 2016, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $52 million and $111 million at December 31, 2017 and 2016, respectively. The fair value asset and liability amounts of derivative contracts at December 31, 2017 have been reduced by variation margin payments treated as settlements of $136 million and $70 million, respectively. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company. For those contracts, the net fair value of derivative financial instruments cleared through clearinghouses for which variation margin is required was a net asset position of $2 million and $63 million at December 31, 2017 and December 31, 2016, respectively. Collateral posted by the clearinghouses associated with that net asset position was $2 million and $81 million at December 31, 2017 and 2016, respectively.

19.    Variable interest entities

As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At December 31, 2017 and 2016, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million and $24 million, respectively, in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.0 billion at each of December 31, 2017 and December 31, 2016. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $420 million, including $201 million of unfunded commitments, at December 31, 2017 and $294 million, including $102 million of unfunded commitments, at December 31, 2016. Contingent commitments to provide additional capital contributions to these partnerships were not material at December 31, 2017. The Company has not provided financial or other support to the partnerships that was not contractually required. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

20.    Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2017.

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

Trading account assets and liabilities

Trading account assets and liabilities include interest rate contracts and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company’s risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2. Mutual funds held in connection with deferred compensation and other arrangements have been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

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

Commitments to originate real estate loans for sale and commitments to sell real estate loans

The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government-sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The estimated fair value of commitments to originate real estate loans for sale is adjusted to reflect the Company’s anticipated commitment expirations. The estimated commitment expirations are considered significant unobservable inputs contributing to the Level 3 classification of commitments to originate real estate loans for sale. Significant unobservable inputs used in the determination of estimated fair value of commitments to originate real estate loans for sale are included in the accompanying table of significant unobservable inputs to Level 3 measurements.

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

The following tables present assets and liabilities at December 31, 2017 and 2016 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)
December 31, 2017
Trading account assets	$132,909	$47,873	$85,036	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,947,487	—	1,947,487	—
Obligations of states and political subdivisions	2,589	—	2,589	—
Mortgage-backed securities:
Government issued or guaranteed	8,716,392	—	8,716,392	—
Privately issued	28	—	—	28
Other debt securities	128,832	—	128,832	—
Equity securities	100,956	73,232	27,724	—
	10,896,284	73,232	10,823,024	28
Real estate loans held for sale	378,047	—	378,047	—
Other assets (b)	12,696	—	3,899	8,797
Total assets	$11,419,936	$121,105	$11,290,006	$8,825
Trading account liabilities	$137,390	$—	$137,390	$—
Other liabilities (b)	1,796	—	1,302	494
Total liabilities	$139,186	$—	$138,692	$494

December 31, 2016
Trading account assets	$323,867	$46,135	$277,732	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,902,544	—	1,902,544	—
Obligations of states and political subdivisions	3,641	—	3,641	—
Mortgage-backed securities:
Government issued or guaranteed	10,954,861	—	10,954,861	—
Privately issued	44	—	—	44
Other debt securities	118,516	—	118,516	—
Equity securities	352,466	301,711	50,755	—
	13,332,072	301,711	13,030,317	44
Real estate loans held for sale	1,056,180	—	1,056,180	—
Other assets (b)	58,351	—	50,291	8,060
Total assets	$14,770,470	$347,846	$14,414,520	$8,104
Trading account liabilities	$174,376	$—	$174,376	$—
Other liabilities (b)	2,481	—	1,746	735
Total liabilities	$176,857	$—	$176,122	$735

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2017 and 2016.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the years ended December 31, 2017, 2016 and 2015 were as follows:

		Investment Securities Available for Sale
		Privately Issued Mortgage-Backed Securities		Other Assets and Other Liabilities
		(In thousands)
2017
Balance — January 1, 2017		$44		$7,325
Total gains (losses) realized/unrealized:
Included in earnings		—		77,832	(b)
Sales		—		—
Settlements		(16)		—
Transfers out of Level 3 (a)		—		(76,854)	(e)
Balance — December 31, 2017		$28		8,303
Changes in unrealized gains included in earnings related to assets still held at December 31, 2017		$—		7,978	(b)

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Collateralized Debt Obligations		Other Assets and Other Liabilities
		(In thousands)
2016
Balance — January 1, 2016	$74	47,393		9,879
Total gains (losses) realized/unrealized:
Included in earnings	—	30,041	(c)	110,937	(b)
Included in other comprehensive income	—	(18,268)	(d)	—
Sales	—	(58,296)		—
Settlements	(30)	(870)		—
Transfers out of Level 3 (a)	—	—		(113,491)	(e)
Balance — December 31, 2016	$44	—		7,325
Changes in unrealized gains included in earnings related to assets still held at December 31, 2016	$—	—		7,256	(b)

2015
Balance — January 1, 2015	$103	50,316		17,347
Total gains realized/unrealized:
Included in earnings	—	—		87,061	(b)
Included in other comprehensive income	—	3,254	(d)	—
Settlements	(29)	(6,177)		—
Transfers out of Level 3 (a)	—	—		(94,529)	(e)
Balance — December 31, 2015	$74	47,393		9,879
Changes in unrealized gains included in earnings related to assets still held at December 31, 2015	$—	—		8,850	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Reported as gain on bank investment securities in the consolidated statement of income.
(d)	Reported as net unrealized gains (losses) on investment securities in the consolidated statement of comprehensive income.
(e)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 85% at December 31, 2017. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related non-recurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $210 million at December 31, 2017, ($145 million and $65 million of which were classified as Level 2 and Level 3, respectively), $293 million at December 31, 2016 ($153 million and $140 million of which were classified as Level 2 and Level 3, respectively), and $210 million at December 31, 2015 ($106 million and $104 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized during the years ended December 31, 2017, 2016 and 2015 for partial charge-offs of loans and loan impairment reserves on loans held by the Company at the end of each of those years were decreases of $56 million, $71 million and $75 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $53 million and $56 million at December 31, 2017 and December 31, 2016, respectively. Changes in fair value recognized during the years ended December 31, 2017, 2016 and 2015 for foreclosed assets held by the Company at the end of each of those years were not material.

Significant unobservable inputs to level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2017 and 2016:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
December 31, 2017
Recurring fair value measurements
Privately issued mortgage-backed securities	$28	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	8,303	Discounted cash flow	Commitment expirations	0%-78% (22%)

December 31, 2016
Recurring fair value measurements
Privately issued mortgage-backed securities	$44	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	7,325	Discounted cash flow	Commitment expirations	0%-77% (30%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,420,888	1,420,888	1,352,035	68,853	—
Interest-bearing deposits at banks	5,078,903	5,078,903	—	5,078,903	—
Trading account assets	132,909	132,909	47,873	85,036	—
Investment securities	14,664,525	14,653,074	73,232	14,469,127	110,715
Loans and leases:
Commercial loans and leases	21,742,651	21,321,282	—	—	21,321,282
Commercial real estate loans	33,366,373	32,950,724	—	22,130	32,928,594
Residential real estate loans	19,613,344	19,596,826	—	4,440,645	15,156,181
Consumer loans	13,266,615	13,161,517	—	—	13,161,517
Allowance for credit losses	(1,017,198)	—	—	—	—
Loans and leases, net	86,971,785	87,030,349	—	4,462,775	82,567,574
Accrued interest receivable	327,170	327,170	—	327,170	—
Financial liabilities:
Noninterest-bearing deposits	$(33,975,180)	(33,975,180)	—	(33,975,180)	—
Savings and interest-checking deposits	(51,698,008)	(51,698,008)	—	(51,698,008)	—
Time deposits	(6,580,962)	(6,635,048)	—	(6,635,048)	—
Deposits at Cayman Islands office	(177,996)	(177,996)	—	(177,996)	—
Short-term borrowings	(175,099)	(175,099)	—	(175,099)	—
Long-term borrowings	(8,141,430)	(8,193,783)	—	(8,193,783)	—
Accrued interest payable	(75,641)	(75,641)	—	(75,641)	—
Trading account liabilities	(137,390)	(137,390)	—	(137,390)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$8,303	8,303	—	—	8,303
Commitments to sell real estate loans	1,958	1,958	—	1,958	—
Other credit-related commitments	(125,281)	(125,281)	—	—	(125,281)
Interest rate swap agreements used for interest rate risk management	639	639	—	639	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,320,549	1,320,549	1,249,654	70,895	—
Interest-bearing deposits at banks	5,000,638	5,000,638	—	5,000,638	—
Trading account assets	323,867	323,867	46,135	277,732	—
Investment securities	16,250,468	16,244,412	301,711	15,821,176	121,525
Loans and leases:
Commercial loans and leases	22,610,047	22,239,428	—	—	22,239,428
Commercial real estate loans	33,506,394	33,129,428	—	642,590	32,486,838
Residential real estate loans	22,590,912	22,638,167	—	4,912,488	17,725,679
Consumer loans	12,146,063	12,061,590	—	—	12,061,590
Allowance for credit losses	(988,997)	—	—	—	—
Loans and leases, net	89,864,419	90,068,613	—	5,555,078	84,513,535
Accrued interest receivable	308,805	308,805	—	308,805	—
Financial liabilities:
Noninterest-bearing deposits	$(32,813,896)	(32,813,896)	—	(32,813,896)	—
Savings and interest-checking deposits	(52,346,207)	(52,346,207)	—	(52,346,207)	—
Time deposits	(10,131,846)	(10,222,585)	—	(10,222,585)	—
Deposits at Cayman Islands office	(201,927)	(201,927)	—	(201,927)	—
Short-term borrowings	(163,442)	(163,442)	—	(163,442)	—
Long-term borrowings	(9,493,835)	(9,473,844)	—	(9,473,844)	—
Accrued interest payable	(75,172)	(75,172)	—	(75,172)	—
Trading account liabilities	(174,376)	(174,376)	—	(174,376)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$7,325	7,325	—	—	7,325
Commitments to sell real estate loans	36,653	36,653	—	36,653	—
Other credit-related commitments	(136,295)	(136,295)	—	—	(136,295)
Interest rate swap agreements used for interest rate risk management	11,892	11,892	—	11,892	—

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

	December 31
	2017	2016
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,482,622	5,499,609
Commercial real estate loans to be sold	194,763	70,100
Other commercial real estate	6,050,569	6,451,709
Residential real estate loans to be sold	347,113	478,950
Other residential real estate	201,426	232,721
Commercial and other	12,733,815	12,298,473
Standby letters of credit	2,497,844	2,987,091
Commercial letters of credit	46,739	44,723
Financial guarantees and indemnification contracts	3,434,381	3,043,580
Commitments to sell real estate loans	812,217	1,489,237

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the

Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.3 billion and $2.8 billion at December 31, 2017 and 2016, respectively.

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

The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements expiring at various dates over the next 21 years. Minimum lease payments under noncancelable operating leases are summarized in the following table:

(In thousands)
Year ending December 31:
2018	$92,824
2019	87,298
2020	70,490
2021	54,685
2022	41,953
Later years	82,195
$429,445

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2017, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

Prior to M&T’s acquisition of Wilmington Trust Corporation, the Department of Justice (“DOJ”) commenced an investigation of Wilmington Trust Corporation relating to Wilmington Trust Corporation’s financial reporting and securities filings, as well as certain commercial real estate lending relationships involving its subsidiary bank, Wilmington Trust Company, all of which relate to filings and activities occurring prior to the acquisition of Wilmington Trust Corporation by M&T. On January 6, 2016, the U.S. Attorney for the District of Delaware obtained an indictment against Wilmington Trust Corporation relating to alleged conduct that occurred prior to M&T’s acquisition of Wilmington Trust Corporation in May 2011 (United States v. Wilmington Trust Corp., et al, District of Delaware, Crim. No. 15-23-RGA).  On October 9, 2017, Wilmington Trust Corporation reached a civil settlement with the U.S. Attorney’s Office for the District of Delaware to resolve this matter. Under the terms of the agreement, Wilmington Trust Corporation agreed to pay $60 million. The settlement amount included $16 million previously paid by Wilmington Trust Corporation to the U.S. Securities and Exchange Commission in a related action. Wilmington Trust Corporation did not admit any liability, nor was there any finding of wrongdoing. All indictments and charges against Wilmington Trust Corporation were dismissed by Court order on October 12, 2017.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment’s allowance for credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in notes 1 and 5. The net effects of these allocations are recorded in the “All Other” category. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions of financial institutions) are generally not allocated to segments. Income taxes are allocated to segments based on the Company’s marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. During 2017, the Company revised its funds transfer pricing allocation related to certain deposit categories. Accordingly, financial information presented herein for 2016 and 2015 has been reclassified to provide segment information on a comparable basis, as noted in the following tables.

	For the Year Ended December 31, 2016
	Net Interest Income as Previously Reported	Impact of Changes	Net Interest Income as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$354,333	17,556	371,889	$93,346	10,412	103,758
Commercial Banking	785,874	(535)	785,339	411,696	(317)	411,379
Commercial Real Estate	608,385	—	608,385	350,358	—	350,358
Discretionary Portfolio	345,926	—	345,926	163,538	—	163,538
Residential Mortgage Banking	70,655	(40,846)	29,809	79,678	(24,225)	55,453
Retail Banking	1,074,125	33,263	1,107,388	274,646	19,727	294,373
All Other	230,589	(9,438)	221,151	(58,148)	(5,597)	(63,745)
Total	$3,469,887	—	3,469,887	$1,315,114	—	1,315,114

	For the Year Ended December 31, 2015
	Net Interest Income as Previously Reported	Impact of Changes	Net Interest Income as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$338,855	18,523	357,378	$98,758	10,986	109,744
Commercial Banking	753,604	(242)	753,362	431,030	(144)	430,886
Commercial Real Estate	577,922	—	577,922	340,641	—	340,641
Discretionary Portfolio	97,626	—	97,626	59,272	—	59,272
Residential Mortgage Banking	63,939	(23,970)	39,969	88,578	(14,216)	74,362
Retail Banking	917,041	34,699	951,740	267,518	20,579	288,097
All Other	93,600	(29,010)	64,590	(206,130)	(17,205)	(223,335)
Total	$2,842,587	—	2,842,587	$1,079,667	—	1,079,667

Information about the Company’s segments is presented in the accompanying table. Income statement amounts are in thousands of dollars. Balance sheet amounts are in millions of dollars.

	For the Years Ended December 31, 2017, 2016 and 2015
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net interest income(a)	$393,948	$371,889	$357,378	$809,301	$785,339	$753,362	$649,378	$608,385	$577,922	$277,095	$345,926	$97,626
Noninterest income	112,512	108,783	108,195	283,447	274,923	290,142	169,966	179,706	142,948	23,851	26,075	28,114
	506,460	480,672	465,573	1,092,748	1,060,262	1,043,504	819,344	788,091	720,870	300,946	372,001	125,740
Provision for credit losses	15,598	12,709	15,513	11,876	34,903	25,089	(7,524)	(3,447)	(8,003)	31,119	32,925	7,599
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	1,060	—	—	—	—	—
Depreciation and other amortization	393	404	407	509	520	566	24,410	20,120	19,247	279	472	679
Other noninterest expense	294,493	292,124	264,163	339,936	327,616	288,303	207,493	204,965	169,688	76,021	95,300	49,839
Income (loss) before taxes	195,976	175,435	185,490	740,427	697,223	729,546	593,905	566,453	539,938	193,527	243,304	67,623
Income tax expense (benefit)	80,043	71,677	75,746	303,556	285,844	298,660	229,770	216,095	199,297	58,559	79,766	8,351
Net income (loss)	$115,933	$103,758	$109,744	$436,871	$411,379	$430,886	$364,135	$350,358	$340,641	$134,968	$163,538	$59,272
Average total assets (in millions)	$5,602	$5,456	$5,339	$26,573	$25,592	$24,143	$22,741	$21,131	$18,827	$37,203	$40,867	$26,648
Capital expenditures (in millions)	$—	$—	$—	$—	$—	$—	$1	$—	$—	$—	$—	$—

	For the Years Ended December 31, 2017, 2016 and 2015
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net interest income(a)	$30,328	$29,809	$39,969	$1,210,066	$1,107,388	$951,740	$410,928	$221,151	$64,590	$3,781,044	$3,469,887	$2,842,587
Noninterest income	321,589	342,858	336,099	329,833	323,176	324,953	609,945	570,475	594,586	1,851,143	1,825,996	1,825,037
	351,917	372,667	376,068	1,539,899	1,430,564	1,276,693	1,020,873	791,626	659,176	5,632,187	5,295,883	4,667,624
Provision for credit losses	1,254	(3,617)	(5,225)	107,412	120,437	72,953	8,265	(3,910)	62,074	168,000	190,000	170,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	30,306	42,613	26,424	31,366	42,613	26,424
Depreciation and other amortization	32,011	30,264	27,883	38,234	37,657	35,291	69,923	68,541	64,852	165,759	157,978	148,925
Other noninterest expense	247,639	258,141	233,651	758,153	776,123	682,594	1,019,465	892,625	959,345	2,943,200	2,846,894	2,647,583
Income (loss) before taxes	71,013	87,879	119,759	636,100	496,347	485,855	(107,086)	(208,243)	(453,519)	2,323,862	2,058,398	1,674,692
Income tax expense (benefit)	25,446	32,426	45,397	258,934	201,974	197,758	(40,752)	(144,498)	(230,184)	915,556	743,284	595,025
Net income (loss)	$45,567	$55,453	$74,362	$377,166	$294,373	$288,097	$(66,334)	$(63,745)	$(223,335)	$1,408,306	$1,315,114	$1,079,667
Average total assets (in millions)	$2,355	$2,569	$2,918	$12,702	$11,840	$11,035	$13,684	$16,885	$12,870	$120,860	$124,340	$101,780
Capital expenditures (in millions)	$—	$—	$—	$34	$46	$14	$44	$62	$68	$79	$108	$82

(a)

Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $34,570,000 in 2017, $26,962,000 in 2016 and $24,463,000 in 2015 and is eliminated in “All Other” net interest income and income tax expense (benefit).

The Business Banking segment provides deposit, lending, cash management and other financial services to small businesses and professionals through the Company’s banking office network and several other delivery channels, including business banking centers, telephone banking, Internet banking and automated teller machines. The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. Commercial real estate loans held for sale are included in the Commercial Real Estate Segment. The Discretionary Portfolio segment includes securities; residential real estate loans and other assets; short-term and long-term borrowed funds; brokered deposits; and Cayman Islands branch deposits. This segment also provides foreign exchange services to customers. Residential real estate loans obtained in the Hudson City acquisition on November 1, 2015 are included in this segment. The

Residential Mortgage Banking segment originates and services residential real estate loans for consumers and sells substantially all originated loans in the secondary market to investors or to the Discretionary Portfolio segment. The segment periodically purchases servicing rights to loans that have been originated by other entities. Residential real estate loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers through several delivery channels that include banking offices, automated teller machines, and telephone, mobile and Internet banking. Consumer loans and deposits obtained in the acquisition of Hudson City have been included in this segment. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments; the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions; merger-related gains and expenses resulting from acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain nonrecurring transactions; the residual effects of unallocated support systems and general and administrative expenses; and the impact of interest rate risk management strategies. The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2017	2016	2015
	(In thousands)

Revenues	$(43,941)	$(48,625)	$(48,972)
Expenses	(32,623)	(40,422)	(13,332)
Income taxes (benefit)	(4,606)	(3,338)	(14,503)
Net income (loss)	(6,712)	(4,865)	(21,137)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.    Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2017, approximately $397  million was available for payment of dividends to M&T from banking subsidiaries. Additionally, the Federal Reserve Board requires bank holding companies with $50 billion or more of total consolidated assets to submit annual capital plans. Such bank holding companies may pay dividends and repurchase stock only in accordance with a capital plan that the Federal Reserve Board has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

The bank subsidiaries are required to maintain reserves against certain deposit liabilities. During the maintenance periods that included December 31, 2017 and 2016, cash and due from banks and interest-earning deposits at banks included a daily average of $679,401,000 and $594,831,000, respectively, for such purpose.

M&T and its subsidiary banks are required to comply with applicable capital adequacy regulations established by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Pursuant to the rules in effect as of December 31, 2017, the required minimum and well capitalized capital ratios are as follows:

		Well
	Minimum	Capitalized
● Common equity Tier 1 ("CET1") to risk-weighted assets	4.5%	6.5%
● Tier 1 capital to risk-weighted assets	6.0%	8.0%
● Total capital to risk-weighted assets	8.0%	10.0%
● Leverage — Tier 1 capital to average total assets, as defined	4.0%	5.0%

In addition, capital regulations provide for the phase-in of a “capital conservation buffer” composed entirely of CET1 on top of these minimum risk-weighted asset ratios. When fully phased-in on January 1, 2019 the capital conservation buffer will be 2.5%. For 2017 and 2016, the phase-in transition portion of that buffer was 1.25% and .625%, respectively.

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2017 and 2016 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2017:
Common equity Tier 1 capital
Amount	$10,675,735	$9,978,163	$529,988
Ratio(a)	10.99%	10.30%	48.16%
Tier 1 capital
Amount	11,908,166	9,978,163	529,988
Ratio(a)	12.26%	10.30%	48.16%
Total capital
Amount	14,328,467	12,012,171	534,235
Ratio(a)	14.75%	12.40%	48.54%
Leverage
Amount	11,908,166	9,978,163	529,988
Ratio(b)	10.31%	8.68%	13.03%
December 31, 2016:
Common equity Tier 1 capital
Amount	$10,849,642	$10,115,688	$496,801
Ratio(a)	10.70%	10.02%	57.08%
Tier 1 capital
Amount	12,083,948	10,115,688	496,801
Ratio(a)	11.92%	10.02%	57.08%
Total capital
Amount	14,282,492	11,812,114	501,111
Ratio(a)	14.09%	11.70%	57.57%
Leverage
Amount	12,083,948	10,115,688	496,801
Ratio(b)	9.99%	8.41%	15.31%

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	The ratio of capital to average assets, as defined by regulation.

24.    Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting. That investment had no remaining carrying value at December 31, 2017 as a result of cumulative losses recognized and cash distributions received.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty financial company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $3.0 billion and $3.5 billion at December 31, 2017 and 2016, respectively. Revenues from those servicing rights were $17 million, $19 million and $23 million during 2017, 2016 and 2015, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $56.6 billion and $30.4 billion at December 31, 2017 and 2016, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $103 million, $98 million and $115 million in 2017, 2016 and 2015, respectively. In addition, the Company held $136 million and $158 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2017 and 2016, respectively, that were securitized by Bayview Financial.  In April 2017, the Company provided a loan to Bayview Financial for $100 million at terms consistent with those offered to nonaffiliated customers. That loan was subsequently paid in full in June 2017. Also in June 2017, a new syndicated loan facility was entered into by Bayview Financial for $750 million, of which the Company held $88 million at December 31, 2017.

25.    Parent company financial statements

Condensed Balance Sheet

	December 31
	2017	2016
	(In thousands)
Assets
Cash in subsidiary bank	$13,379	$15,003
Due from consolidated bank subsidiaries
Money-market savings	1,616,147	1,767,184
Current income tax receivable	4,437	3,061
Total due from consolidated bank subsidiaries	1,620,584	1,770,245
Investments in consolidated subsidiaries
Banks	14,841,794	15,003,964
Other	253,904	161,201
Investments in unconsolidated subsidiaries (note 19)	23,453	23,643
Investment in Bayview Lending Group LLC	—	11,908
Other assets	66,023	71,687
Total assets	$16,819,137	$17,057,651
Liabilities
Accrued expenses and other liabilities	$49,093	$54,487
Long-term borrowings	519,225	516,542
Total liabilities	568,318	571,029
Shareholders’ equity	16,250,819	16,486,622
Total liabilities and shareholders’ equity	$16,819,137	$17,057,651

Condensed Statement of Income

	Year Ended December 31
	2017	2016	2015
	(In thousands, except per share)
Income
Dividends from consolidated bank subsidiaries	$1,540,000	$1,930,000	$480,000
Equity in earnings of Bayview Lending Group LLC	352	(10,752)	(14,267)
Other income	9,493	5,530	2,364
Total income	1,549,845	1,924,778	468,097
Expense
Interest on long-term borrowings	21,591	18,963	24,453
Other expense	19,636	21,361	16,793
Total expense	41,227	40,324	41,246
Income before income taxes and equity in undistributed income of subsidiaries	1,508,618	1,884,454	426,851
Income tax credits	26,453	17,247	19,965
Income before equity in undistributed income of subsidiaries	1,535,071	1,901,701	446,816
Equity in undistributed income of subsidiaries
Net income of subsidiaries	1,413,235	1,343,413	1,112,851
Less: dividends received	(1,540,000)	(1,930,000)	(480,000)
Equity in undistributed income of subsidiaries	(126,765)	(586,587)	632,851
Net income	$1,408,306	$1,315,114	$1,079,667
Net income per common share
Basic	$8.72	$7.80	$7.22
Diluted	8.70	7.78	7.18

Condensed Statement of Cash Flows

	Year Ended December 31
	2017	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$1,408,306	$1,315,114	$1,079,667
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	126,765	586,587	(632,851)
Benefit (provision) for deferred income taxes	4,543	(3,157)	(3,655)
Net change in accrued income and expense	(170)	12,898	21,780
Loss (gain) on sale of assets	(2,995)	(2,342)	119
Net cash provided by operating activities	1,536,449	1,909,100	465,060
Cash flows from investing activities
Proceeds from sales or maturities of investment securities	—	51	755
Other, net	12,407	13,619	14,038
Net cash provided by investing activities	12,407	13,670	14,793
Cash flows from financing activities
Payments on long-term borrowings	—	—	(322,621)
Purchases of treasury stock	(1,205,905)	(641,334)	—
Dividends paid — common	(457,402)	(441,891)	(375,017)
Dividends paid — preferred	(72,734)	(81,270)	(81,270)
Redemption of Series D preferred stock	—	(500,000)	—
Proceeds from issuance of Series F preferred stock	—	495,000	—
Other, net	34,524	143,764	76,364
Net cash used by financing activities	(1,701,517)	(1,025,731)	(702,544)
Net increase (decrease) in cash and cash equivalents	(152,661)	897,039	(222,691)
Cash and cash equivalents at beginning of year	1,782,187	885,148	1,107,839
Cash and cash equivalents at end of year	$1,629,526	$1,782,187	$885,148
Supplemental disclosure of cash flow information
Interest received during the year	$2,313	$1,931	$1,905
Interest paid during the year	18,498	15,918	30,420
Income taxes received during the year	21,740	8,877	16,696

26.    Recent accounting developments

The following table provides a description of accounting standards that were adopted by the company in 2017 as well as standards that are not effective that could have an impact to M&T’s consolidated financial statements upon adoption.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2017
Improvements to Employee Share-Based Payment Accounting

The amended guidance requires that all excess tax benefits and tax deficiencies related to share-based compensation be recognized in income tax expense in the income statement and that such amounts be recognized in the period in which the tax deduction arises or in the period in which an expiration of an award occurs.

January 1, 2017

The adoption of this guidance resulted in a $22 million reduction of income tax expense for the year ended December 31, 2017 that under previous accounting guidance would have been recognized directly in shareholders’ equity.

Simplifying the Transition to Equity Method of Accounting

The amended guidance eliminates the requirement that an investor retroactively apply the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The amended guidance instead requires the investor to adopt the equity method of accounting as of the date the investment first qualifies for such accounting.

		January 1, 2017	The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
Derivatives and Hedging Amendments

One amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.

A second amendment clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.

		January 1, 2017	The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The amended guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of reclassification would be the difference between the historical corporate income tax and the new enacted 21 percent corporate income tax rate.

		January 1, 2018 Early adoption permitted	The Company early adopted the amended guidance following enactment of the Tax Act in 2017. The adoption of this guidance resulted in a $64 million reclassification from AOCI to retained earnings.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of December 31, 2017
Revenue from Contracts with Customers

The core principle of the accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

January 1, 2018

The Company adopted the revenue recognition guidance effective January 1, 2018, and expects to apply the modified retrospective approach for reporting purposes.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, under the new guidance credit card interchange revenue will be presented net of rewards expense in other revenues from operations.  For the years ended December 31, 2017 and 2016, M&T recognized $13 million and $6 million, respectively, of credit card rewards expense in other costs of operations.  The adjustment to beginning retained earnings as well as the impact of any changes in the timing of revenue recognition of noninterest income items within the scope of this guidance will not be material to the Company’s financial position or results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities

The amended guidance requires equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income, public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes, and an entity to present separately in other comprehensive income a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option.

January 1, 2018

The Company held marketable equity securities with a fair value of $101 million in its available-for-sale portfolio at December 31, 2017.  Effective January 1, 2018, fair value changes in such equity securities will be recognized in the consolidated statement of income as opposed to AOCI where they had been recognized under previous accounting guidance.  Although those securities have historically fluctuated in value, how those securities could change in value in the future is not predictable.

Improvements to Accounting for Hedging Activities

The amended guidance expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship.

		January 1, 2019 Early adoption permitted	The Company adopted the amended guidance on January 1, 2018 and does not expect such adoption will have a material impact on its consolidated financial statements.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The amended guidance requires the service cost component of the net periodic pension cost and net periodic postretirement benefit cost to be reported in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period.  The amendments also require that the other components of net benefit costs be presented separately from the service cost component.

January 1, 2018

The Company adopted the new reporting requirements effective January 1, 2018.  The Company has previously reported all of its net periodic pension and postretirement benefit costs in salaries and employee benefits within the consolidated statement of income.  Information about net periodic pension and postretirement benefit costs that were not service cost-related is included in note 12.

Scope of Modification Accounting for Share-Based Payment Awards	The amended guidance addresses which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting.	January 1, 2018	The Company adopted the amended guidance on January 1, 2018. The guidance is to be applied on a prospective basis for awards modified on or after the adoption date.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of December 31, 2017
Restricted Cash

The amended guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  In addition, when cash, cash equivalents, and restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, the line items and amounts must be presented on the face of the statement of cash flows or disclosed in the notes to the financial statements.  Information about the nature of restrictions on an entity’s cash and cash equivalents must also be disclosed.

		January 1, 2018	The guidance will be applied using a retrospective transition method beginning with first quarter 2018 reporting.
Classification of Certain Cash Receipts and Cash Payments	This amendment provides clarifying guidance for classifying cash inflows or outflows on the statement of cash flows where current guidance is unclear or silent.	January 1, 2018	The guidance will be applied using a retrospective transition method beginning with first quarter 2018 reporting.
Clarifying the Definition of a Business	The amended guidance clarifies the definition of a business for purposes of evaluating whether transactions would be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The guidance should be applied using a prospective transition method. The Company does not expect the guidance to have a material impact on its consolidated financial statements.
Leases

The new guidance requires lessees to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months.  While the guidance requires all leases to be recognized in the balance sheet, there continues to be a differentiation between finance leases and operating leases for purposes of income statement recognition and cash flow statement presentation.  For finance leases, interest on the lease liability and amortization of the right-of-use asset will be recognized separately in the statement of income.  Repayments of principal on those lease liabilities will be classified within financing activities and payments of interest on the lease liability will be classified within operating activities in the statement of cash flows.  For operating leases, a single lease cost is recognized in the statement of income and allocated over the lease term, generally on a straight-line basis.  All cash payments are presented within operating activities in the statement of cash flows. The accounting applied by lessors is largely unchanged from existing GAAP, however, the guidance eliminates the accounting model for leveraged leases for leases that commence after the effective date of the guidance.

January 1, 2019 Early adoption permitted

The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements which currently are not reflected in its consolidated balance sheet.  Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheet. The Company was committed to $429 million of minimum lease payments under noncancelable operating lease agreements at December 31, 2017.  The Company does not expect the new guidance will have a material impact to its consolidated statement of income.

Premium Amortization on Purchased Callable Debt Securities

The amended guidance requires the premium on callable debt securities to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

January 1, 2019 Early adoption permitted

The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of December 31, 2017
Measurement of Credit Losses on Financial Instruments

The amended guidance replaces the current incurred loss model for determining the allowance for credit losses. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected.  The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense.  Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment.  In addition, the amended guidance requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The calculation of credit losses for available-for-sale securities will be similar to how it is determined under existing guidance.

January 1, 2020 Early adoption permitted as of January 1, 2019

The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required.  The Company expects that the new guidance will result in an increase in its allowance for credit losses as a result of considering credit losses over the expected life of its loan portfolios.  Increases in the level of allowances will also reflect new requirements to include the nonaccretable principal difference on purchased credit impaired loans and estimated credit losses on investment securities classified as held-to-maturity, if any.  The Company is still evaluating the extent of the increase to the allowance for credit losses and the impact to its financial statements.

Simplifying the Test for Goodwill Impairment	The amended guidance eliminates step 2 from the goodwill impairment test.	January 1, 2020 Early adoption permitted

The amendments should be applied using a prospective transition method. The Company does not expect the guidance will have a material impact on its consolidated financial statements, unless at some point in the future one of its reporting units were to fail step 1 of the goodwill impairment test.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2017.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required to be furnished pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in M&T’s Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A on or about March 7, 2018 (the “2018 Proxy Statement”).  The information concerning M&T’s directors will appear under the caption “NOMINEES FOR DIRECTOR” in the 2018 Proxy Statement. The information regarding compliance with Section 16 of the Securities Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement. The information concerning M&T’s Code of Ethics for CEO and Senior Financial Officers will appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2018 Proxy Statement.  The information regarding M&T’s Audit Committee will appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION.” Such information is incorporated herein by reference.

The information concerning M&T’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to Items 402 and 407 of Regulation S-K will appear under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE REPORT” in the 2018 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to Item 403 of Regulation S-K will appear under the caption “STOCK OWNERSHIP INFORMATION” in the 2018 Proxy Statement.  Such information is incorporated herein by reference.

The information required to be furnished pursuant to Item 201(d) concerning equity compensation plans is presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to Items 404 and 407 of Regulation S-K will appear under the caption “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2018 Proxy Statement.  Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required to be furnished by Item 9 of Schedule 14A will appear under the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION FOR THE YEAR ENDING DECEMBER 31, 2018” in the 2018 Proxy Statement.  Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.” Financial statement schedules are not required or are inapplicable, and therefore have been omitted.

(b) Exhibits required by Item 601 of Regulation S-K. The exhibits listed have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

3.1	Restated Certificate of Incorporation of M&T Bank Corporation dated November 18, 2010. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 19, 2010 (File No. 1-9861).

3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective April 18, 2017. Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended March 31, 2017 (File No. 1-9861).
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
10.2

Supplemental Deferred Compensation Agreement between Manufacturers and Traders Trust Company and Brian E. Hickey dated as of July 21, 1994, as amended.  Incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2016 (File No. 1-9861).*

10.3	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9861).*
10.4	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9861).*
10.5	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2016 (File No. 1-9861).*

10.6	M&T Bank Corporation 2008 Directors’ Stock Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8 dated October 19, 2012 (File No. 333-184504).*
10.7	M&T Bank Corporation Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2012 (File No. 1-9861).*
10.8	M&T Bank Corporation 2005 Incentive Compensation Plan. Incorporated by reference to Appendix A to the definitive Proxy Statement of M&T Bank Corporation dated March 4, 2005 (File No. 1-9861).*
10.9	M&T Bank Corporation 2009 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 5, 2015 (File No. 1-9861).*
10.10	M&T Bank Corporation Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
10.11	M&T Bank Corporation Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.26 to the Form 10-K for the year ended December 31, 2013 (File No. 1-9861).*
10.12

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

10.14	Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Form S-8 dated November 2, 2015 (File No. 333-184411).*
10.15	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Form S-8 dated November 2, 2015 (File No. 333-184411).*
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

*Management contract or compensatory plan or arrangement.

(c) Additional financial statement schedules. None.

Item 16.	Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2018.

M&T BANK CORPORATION

By:	/S/ René F. Jones
René F. Jones Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/S/ René F. Jones René F. Jones	Chairman of the Board and Chief Executive Officer	February 22, 2018
Principal Financial Officer:

/S/ Darren J. King Darren J. King	Executive Vice President and Chief Financial Officer	February 22, 2018
Principal Accounting Officer:

/S/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 22, 2018
A majority of the board of directors:

/S/ Brent D. Baird Brent D. Baird		February 22, 2018

/S/ C. Angela Bontempo C. Angela Bontempo		February 22, 2018

/S/ Robert T. Brady Robert T. Brady		February 22, 2018

/S/ T. Jefferson Cunningham III T. Jefferson Cunningham III		February 22, 2018

/S/ Gary N. Geisel Gary N. Geisel	February 22, 2018

/S/ Richard S. Gold Richard S. Gold	February 22, 2018

/S/ Richard A. Grossi Richard A. Grossi	February 22, 2018

/S/ John D. Hawke, Jr. John D. Hawke, Jr.	February 22, 2018

/S/ René F. Jones René F. Jones	February 22, 2018

/S/ Richard H. Ledgett, Jr. Richard H. Ledgett, Jr.	February 22, 2018

/S/ Newton P. S. Merrill Newton P. S. Merrill	February 22, 2018

/S/ Melinda R. Rich Melinda R. Rich	February 22, 2018

/S/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 22, 2018

/S/ Denis J. Salamone Denis J. Salamone	February 22, 2018

/S/ John R. Scannell John R. Scannell	February 22, 2018

/S/ David S. Scharfstein David S. Scharfstein	February 22, 2018

/S/ Herbert L. Washington Herbert L. Washington	February 22, 2018