Form 10-Q
period 2018-03-31
M&T BANK CORP
filed 2018-05-04
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2018: 145,235,614 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		March 31,	December 31,
Dollars in thousands, except per share		2018	2017

Assets	Cash and due from banks	$1,291,664	$1,420,888
	Interest-bearing deposits at banks	6,135,434	5,078,903
	Federal funds sold	1,000	—
	Trading account	141,134	132,909
	Investment securities (includes pledged securities that can be sold or repledged of $470,906 at March 31, 2018; $487,151 at December 31, 2017)
	Available for sale (cost: $10,508,620 at March 31, 2018; $10,938,796 at December 31, 2017)	10,297,856	10,896,284
	Held to maturity (fair value: $3,160,215 at March 31, 2018; $3,341,762 at December 31, 2017)	3,228,756	3,353,213
	Equity and other securities (cost: $526,593 at March 31, 2018; $415,028 at December 31, 2017)	539,952	415,028
	Total investment securities	14,066,564	14,664,525
	Loans and leases	87,967,757	88,242,886
	Unearned discount	(257,008)	(253,903)
	Loans and leases, net of unearned discount	87,710,749	87,988,983
	Allowance for credit losses	(1,019,671)	(1,017,198)
	Loans and leases, net	86,691,078	86,971,785
	Premises and equipment	628,706	646,451
	Goodwill	4,593,112	4,593,112
	Core deposit and other intangible assets	64,957	71,589
	Accrued interest and other assets	5,009,175	5,013,325
	Total assets	$118,622,824	$118,593,487

Liabilities	Noninterest-bearing deposits	$31,817,516	$33,975,180
	Savings and interest-checking deposits	52,724,608	51,698,008
	Time deposits	6,126,442	6,580,962
	Deposits at Cayman Islands office	278,064	177,996
	Total deposits	90,946,630	92,432,146
	Short-term borrowings	1,626,129	175,099
	Accrued interest and other liabilities	1,749,320	1,593,993
	Long-term borrowings	8,591,051	8,141,430
	Total liabilities	102,913,130	102,342,668
Shareholders' equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at March 31, 2018 and December 31, 2017; Liquidation preference of $10,000 per share: 50,000 shares at March 31, 2018 and December 31, 2017	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 159,768,397 shares issued at March 31, 2018; 159,817,518 shares issued at December 31, 2017	79,884	79,909
	Common stock issuable, 24,371 shares at March 31, 2018; 27,138 shares at December 31, 2017	1,675	1,847
	Additional paid-in capital	6,572,281	6,590,855
	Retained earnings	10,404,458	10,164,804
	Accumulated other comprehensive income (loss), net	(483,243)	(363,814)
	Treasury stock — common, at cost — 12,993,850 shares at March 31, 2018; 9,733,115 shares at December 31, 2017	(2,096,861)	(1,454,282)
	Total shareholders’ equity	15,709,694	16,250,819
	Total liabilities and shareholders’ equity	$118,622,824	$118,593,487

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three Months Ended March 31
In thousands, except per share		2018	2017

Interest income	Loans and leases, including fees	$979,969	898,038
	Investment securities
	Fully taxable	82,852	95,124
	Exempt from federal taxes	248	430
	Deposits at banks	18,677	12,162
	Other	404	279
	Total interest income	1,082,150	1,006,033
Interest expense	Savings and interest-checking deposits	40,527	25,634
	Time deposits	10,936	18,998
	Deposits at Cayman Islands office	381	265
	Short-term borrowings	883	216
	Long-term borrowings	53,906	46,660
	Total interest expense	106,633	91,773
	Net interest income	975,517	914,260
	Provision for credit losses	43,000	55,000
	Net interest income after provision for credit losses	932,517	859,260
Other income	Mortgage banking revenues	87,306	84,692
	Service charges on deposit accounts	105,115	104,176
	Trust income	131,375	120,015
	Brokerage services income	13,392	17,384
	Trading account and foreign exchange gains	4,637	9,691
	Gain (loss) on bank investment securities	(9,431)	—
	Other revenues from operations	126,302	110,887
	Total other income	458,696	446,845
Other expense	Salaries and employee benefits	463,428	449,741
	Equipment and net occupancy	74,797	74,366
	Outside data processing and software	48,429	44,301
	FDIC assessments	20,280	28,827
	Advertising and marketing	16,248	16,110
	Printing, postage and supplies	9,319	9,708
	Amortization of core deposit and other intangible assets	6,632	8,420
	Other costs of operations	294,211	156,379
	Total other expense	933,344	787,852
	Income before taxes	457,869	518,253
	Income taxes	105,259	169,326
	Net income	$352,610	348,927
	Net income available to common shareholders
	Basic	$332,748	328,562
	Diluted	332,749	328,567
	Net income per common share
	Basic	$2.24	2.13
	Diluted	2.23	2.12
	Cash dividends per common share	$.75	.75
	Average common shares outstanding
	Basic	148,688	154,427
	Diluted	148,905	154,949

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
In thousands	2018	2017

Net income	$352,610	348,927
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(100,684)	(1,356)
Cash flow hedges adjustments	(10,442)	(23)
Foreign currency translation adjustment	1,290	476
Defined benefit plans liability adjustments	7,260	3,972
Total other comprehensive income (loss)	(102,576)	3,069
Total comprehensive income	$250,034	351,996

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three Months Ended March 31
In thousands		2018	2017

Cash flows from operating activities	Net income	$352,610	348,927
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	43,000	55,000
	Depreciation and amortization of premises and equipment	27,281	27,429
	Amortization of capitalized servicing rights	11,656	13,543
	Amortization of core deposit and other intangible assets	6,632	8,420
	Provision for deferred income taxes	(124,772)	36,731
	Asset write-downs	3,192	5,118
	Net gain on sales of assets	(4,547)	(11,647)
	Net change in accrued interest receivable, payable	(14,803)	(23,782)
	Net change in other accrued income and expense	165,114	(209)
	Net change in loans originated for sale	(72,403)	712,954
	Net change in trading account assets and liabilities	91,219	113,332
	Net cash provided by operating activities	484,179	1,285,816
Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	100	—
	Other	254,860	100
	Proceeds from maturities of investment securities
	Available for sale	349,294	697,756
	Held to maturity	123,923	121,455
	Purchases of investment securities
	Available for sale	(100)	(5,143)
	Held to maturity	—	(539,516)
	Other	(288,259)	(278)
	Net decrease in loans and leases	303,886	797,351
	Net increase in interest-bearing deposits at banks	(1,056,531)	(1,944,511)
	Capital expenditures, net	(9,544)	(21,521)
	Net decrease in loan servicing advances	115,163	56,437
	Other, net	(41,322)	11,863
	Net cash used by investing activities	(248,530)	(826,007)
Cash flows from financing activities	Net increase (decrease) in deposits	(1,484,629)	1,550,297
	Net increase in short-term borrowings	1,451,030	21,660
	Proceeds from long-term borrowings	999,594	—
	Payments on long-term borrowings	(504,192)	(1,401,410)
	Purchases of treasury stock	(720,966)	(532,073)
	Dividends paid — common	(112,318)	(116,566)
	Dividends paid — preferred	(17,368)	(17,368)
	Other, net	24,976	2,064
	Net cash used by financing activities	(363,873)	(493,396)
	Net decrease in cash, cash equivalents and restricted cash	(128,224)	(33,587)
	Cash, cash equivalents and restricted cash at beginning of period	1,420,888	1,320,549
	Cash, cash equivalents and restricted cash at end of period	$1,292,664	1,286,962
Supplemental disclosure of cash flow information	Interest received during the period	$1,077,676	1,001,129
	Interest paid during the period	118,342	116,183
	Income taxes paid during the period	37,999	29,272
Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$15,410	23,607
	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	5,128	3,684
	Capitalized servicing rights	64	36

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2017
Balance — January 1, 2017	$1,231,500	79,973	2,145	6,676,948	9,222,488	(294,636)	(431,796)	16,486,622
Total comprehensive income	—	—	—	—	348,927	3,069	—	351,996
Preferred stock cash dividends	—	—	—	—	(18,237)	—	—	(18,237)
Exercise of 87,515 Series A stock warrants into 47,954 shares of common stock	—	—	—	(5,934)	—	—	5,934	—
Purchases of treasury stock	—	—	—	—	—	—	(532,073)	(532,073)
Stock-based compensation plans:
Compensation expense, net	—	(60)	—	(67,016)	—	—	55,667	(11,409)
Exercises of stock options, net	—	—	—	(3,127)	—	—	43,789	40,662
Stock purchase plan	—	—	—	2,563	—	—	8,268	10,831
Directors’ stock plan	—	—	—	126	—	—	347	473
Deferred compensation plans, net, including dividend equivalents	—	—	(224)	(205)	(21)	—	396	(54)
Common stock cash dividends — $.75 per share	—	—	—	—	(115,707)	—	—	(115,707)
Balance — March 31, 2017	$1,231,500	79,913	1,921	6,603,355	9,437,450	(291,567)	(849,468)	16,213,104
2018
Balance — January 1, 2018	$1,231,500	79,909	1,847	6,590,855	10,164,804	(363,814)	(1,454,282)	16,250,819
Cumulative effect of change in accounting principle — equity securities	—	—	—	—	16,853	(16,853)	—	—
Total comprehensive income	—	—	—	—	352,610	(102,576)	—	250,034
Preferred stock cash dividends	—	—	—	—	(18,130)	—	—	(18,130)
Exercise of 36,974 Series A stock warrants into 22,553 shares of common stock	—	—	—	(3,455)	—	—	3,455	—
Purchases of treasury stock	—	—	—	—	—	—	(720,966)	(720,966)
Stock-based compensation plans:
Compensation expense, net	—	(25)	—	(15,362)	—	—	21,220	5,833
Exercises of stock options, net	—	—	—	(1,945)	—	—	44,045	42,100
Stock purchase plan	—	—	—	2,358	—	—	8,766	11,124
Directors’ stock plan	—	—	—	74	—	—	515	589
Deferred compensation plans, net, including dividend equivalents	—	—	(172)	(244)	(18)	—	386	(48)
Common stock cash dividends — $.75 per share	—	—	—	—	(111,661)	—	—	(111,661)
Balance — March 31, 2018	$1,231,500	79,884	1,675	6,572,281	10,404,458	(483,243)	(2,096,861)	15,709,694

NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), except that effective January 1, 2018 the Company adopted amended accounting guidance that is discussed in notes 2, 15 and 16 herein.  In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

2. Investment securities

On January 1, 2018, the Company adopted amended guidance requiring equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in the consolidated statement of income.  This amended guidance excludes equity method investments, investments in consolidated subsidiaries, exchange membership ownership interests, and Federal Home Loan Bank of New York and Federal Reserve Bank of New York capital stock.  Upon adoption the Company reclassified $17 million, after-tax effect, from accumulated other comprehensive income to retained earnings, representing the difference between fair value and the cost basis of equity investments with readily determinable fair values at January 1, 2018. Net unrealized losses recorded as gain (loss) on bank investment securities in the consolidated statement of income during the three months ended March 31, 2018 were $9 million. The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,962,160	—	20,682	$1,941,478
Obligations of states and political subdivisions	1,986	16	2	2,000
Mortgage-backed securities:
Government issued or guaranteed	8,407,476	21,318	206,665	8,222,129
Privately issued	27	—	—	27
Other debt securities	136,971	2,457	7,206	132,222
	10,508,620	23,791	234,555	10,297,856
Investment securities held to maturity:
Obligations of states and political subdivisions	20,209	75	36	20,248
Mortgage-backed securities:
Government issued or guaranteed	3,074,830	6,153	58,581	3,022,402
Privately issued	128,997	7,932	24,084	112,845
Other debt securities	4,720	—	—	4,720
	3,228,756	14,160	82,701	3,160,215
Total debt securities	$13,737,376	37,951	317,256	$13,458,071
Equity and other securities:
Readily marketable equity — at fair value	48,358	14,075	716	61,717
Other — at cost	478,235	—	—	478,235
Total equity and other securities	$526,593	14,075	716	$539,952

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,965,665	—	18,178	$1,947,487
Obligations of states and political subdivisions	2,555	36	2	2,589
Mortgage-backed securities:
Government issued or guaranteed	8,755,482	59,497	98,587	8,716,392
Privately issued	28	—	—	28
Other debt securities	136,905	2,402	10,475	128,832
Equity securities	78,161	23,219	424	100,956
	10,938,796	85,154	127,666	10,896,284
Investment securities held to maturity:
Obligations of states and political subdivisions	24,562	109	49	24,622
Mortgage-backed securities:
Government issued or guaranteed	3,187,953	27,236	13,746	3,201,443
Privately issued	135,688	2,574	27,575	110,687
Other debt securities	5,010	—	—	5,010
	3,353,213	29,919	41,370	3,341,762
Other securities — at cost	415,028	—	—	415,028
Total	$14,707,037	115,073	169,036	$14,653,074

There were no significant gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2018 and 2017.

At March 31, 2018, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$817,981	813,574
Due after one year through five years	1,151,292	1,134,986
Due after five years through ten years	82,301	82,049
Due after ten years	49,543	45,091
	2,101,117	2,075,700
Mortgage-backed securities available for sale	8,407,503	8,222,156
	$10,508,620	10,297,856
Debt securities held to maturity:
Due in one year or less	$11,410	11,432
Due after one year through five years	8,703	8,716
Due after five years through ten years	96	100
Due after ten years	4,720	4,720
	24,929	24,968
Mortgage-backed securities held to maturity	3,203,827	3,135,247
	$3,228,756	3,160,215

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

A summary of investment securities that as of March 31, 2018 and December 31, 2017 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$241,594	(2,314)	1,699,784	(18,368)
Obligations of states and political subdivisions	1,020	(1)	376	(1)
Mortgage-backed securities:
Government issued or guaranteed	3,825,869	(68,681)	3,023,992	(137,984)
Other debt securities	4,341	(90)	64,506	(7,116)
	4,072,824	(71,086)	4,788,658	(163,469)

Investment securities held to maturity:
Obligations of states and political subdivisions	1,891	(4)	5,454	(32)
Mortgage-backed securities:
Government issued or guaranteed	2,280,618	(46,285)	249,897	(12,296)
Privately issued	—	—	53,852	(24,084)
	2,282,509	(46,289)	309,203	(36,412)
Total	$6,355,333	(117,375)	5,097,861	(199,881)

December 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$278,132	(1,761)	1,669,355	(16,417)
Obligations of states and political subdivisions	—	—	474	(2)
Mortgage-backed securities:
Government issued or guaranteed	2,106,142	(13,695)	3,138,841	(84,892)
Other debt securities	3,067	(26)	61,159	(10,449)
Equity securities (a)	—	—	18,162	(424)
	2,387,341	(15,482)	4,887,991	(112,184)

Investment securities held to maturity:
Obligations of states and political subdivisions	2,954	(4)	6,110	(45)
Mortgage-backed securities:
Government issued or guaranteed	1,331,759	(7,036)	265,695	(6,710)
Privately issued	5,061	(1,216)	55,255	(26,359)
	1,339,774	(8,256)	327,060	(33,114)
Total	$3,727,115	(23,738)	5,215,051	(145,298)

(a)

Beginning January 1, 2018, equity securities with readily determinable fair values are required to be measured at fair value with changes in fair value recognized in the consolidated statement of income. As a result and as of March 31, 2018, disclosing the time period for which these equity securities had been in a continuous unrealized loss position is no longer relevant.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

The Company owned 1,442 individual debt securities with aggregate gross unrealized losses of $317 million at March 31, 2018. Based on a review of each of the securities in the investment securities portfolio at March 31, 2018, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of March 31, 2018, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At March 31, 2018, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $478 million of cost method equity securities.

3. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of March 31, 2018 and December 31, 2017 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
March 31, 2018
Commercial, financial, leasing, etc.	$21,377,917	51,438	5,547	26	2	262,592	$21,697,522
Real estate:
Commercial	24,919,508	250,993	3,311	4,569	11,744	152,832	25,342,957
Residential builder and developer	1,641,644	1,974	—	—	357	4,519	1,648,494
Other commercial construction	6,680,584	71,115	—	—	1,194	9,162	6,762,055
Residential	14,942,659	407,773	221,666	8,416	263,939	234,309	16,078,762
Residential — limited documentation	2,599,705	82,738	—	—	100,764	98,977	2,882,184
Consumer:
Home equity lines and loans	5,037,213	32,100	—	8,157	—	73,169	5,150,639
Automobile	3,468,893	64,995	—	—	—	20,613	3,554,501
Other	4,523,469	28,686	4,801	28,181	—	8,498	4,593,635
Total	$85,191,592	991,812	235,325	49,349	378,000	864,671	$87,710,749

December 31, 2017
Commercial, financial, leasing, etc.	$21,332,234	167,756	1,322	327	21	240,991	$21,742,651
Real estate:
Commercial	24,910,381	166,305	4,444	6,016	16,815	184,982	25,288,943
Residential builder and developer	1,618,973	5,159	—	—	1,135	6,451	1,631,718
Other commercial construction	6,407,451	23,467	—	—	4,706	10,088	6,445,712
Residential	15,376,759	474,372	233,437	7,582	282,102	235,834	16,610,086
Residential — limited documentation	2,718,019	83,898	—	—	105,236	96,105	3,003,258
Consumer:
Home equity lines and loans	5,171,345	38,546	—	9,391	—	74,500	5,293,782
Automobile	3,441,371	78,511	—	—	—	23,781	3,543,663
Other	4,349,071	40,929	5,202	24,102	—	9,866	4,429,170
Total	$85,325,604	1,078,943	244,405	47,418	410,015	882,598	$87,988,983

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $288 million and $356 million at March 31, 2018 and December 31, 2017, respectively.  Commercial real estate loans held for sale were $167 million at March 31, 2018 and $22 million at December 31, 2017.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)

Outstanding principal balance	$1,305,611	1,394,188
Carrying amount:
Commercial, financial, leasing, etc.	28,637	31,105
Commercial real estate	200,932	228,054
Residential real estate	587,562	620,827
Consumer	122,073	123,413
	$939,204	1,003,399

Purchased impaired loans included in the table above totaled $378 million at March 31, 2018 and $410 million at December 31, 2017, representing less than 1% of the Company’s assets as of each date.  A summary of changes in the accretable yield for loans acquired at a discount for the three-month periods ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$157,918	133,162	$154,233	201,153
Interest income	(9,819)	(15,112)	(10,925)	(25,518)
Reclassifications from nonaccretable balance	908	207	146	3,183
Other (a)	—	(73)	—	2,492
Balance at end of period	$149,007	118,184	$143,454	181,310

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

Changes in the allowance for credit losses for the three months ended March 31, 2018 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$328,599	374,085	65,405	170,809	78,300	$1,017,198
Provision for credit losses	7,230	(5,225)	10,486	29,814	695	43,000
Net charge-offs
Charge-offs	(14,581)	(1,366)	(4,354)	(36,451)	—	(56,752)
Recoveries	4,823	223	1,510	9,669	—	16,225
Net charge-offs	(9,758)	(1,143)	(2,844)	(26,782)	—	(40,527)
Ending balance	$326,071	367,717	73,047	173,841	78,995	$1,019,671

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended March 31, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,833	362,719	61,127	156,288	78,030	$988,997
Provision for credit losses	28,823	1,262	5,637	18,832	446	55,000
Net charge-offs
Charge-offs	(16,357)	(5,445)	(6,259)	(34,503)	—	(62,564)
Recoveries	4,461	1,474	1,507	12,555	—	19,997
Net (charge-offs) recoveries	(11,896)	(3,971)	(4,752)	(21,948)	—	(42,567)
Ending balance	$347,760	360,010	62,012	153,172	78,476	$1,001,430

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The following tables provide information with respect to loans and leases that were considered impaired as of March 31, 2018 and December 31, 2017 and for the three-month periods ended March 31, 2018 and 2017.

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$172,385	203,464	45,501	177,250	194,257	45,488
Real estate:
Commercial	77,118	88,313	9,981	67,199	75,084	9,140
Residential builder and developer	5,536	5,828	187	5,320	5,641	308
Other commercial construction	3,893	19,598	456	4,817	20,357	647
Residential	112,068	134,431	4,048	101,724	122,602	4,000
Residential — limited documentation	76,984	92,586	4,000	77,277	92,439	3,900
Consumer:
Home equity lines and loans	48,991	54,032	8,913	48,847	53,914	8,812
Automobile	12,797	15,461	2,694	13,498	15,737	2,811
Other	3,082	5,857	629	3,220	5,872	656
	512,854	619,570	76,409	499,152	585,903	75,762
With no related allowance recorded:
Commercial, financial, leasing, etc.	115,336	145,450	—	89,126	115,327	—
Real estate:
Commercial	96,267	104,911	—	138,356	149,716	—
Residential builder and developer	3,760	3,832	—	5,057	5,296	—
Other commercial construction	5,425	9,142	—	5,456	9,130	—
Residential	13,868	19,105	—	13,574	18,980	—
Residential — limited documentation	7,751	12,960	—	9,588	16,138	—
	242,407	295,400	—	261,157	314,587	—
Total:
Commercial, financial, leasing, etc.	287,721	348,914	45,501	266,376	309,584	45,488
Real estate:
Commercial	173,385	193,224	9,981	205,555	224,800	9,140
Residential builder and developer	9,296	9,660	187	10,377	10,937	308
Other commercial construction	9,318	28,740	456	10,273	29,487	647
Residential	125,936	153,536	4,048	115,298	141,582	4,000
Residential — limited documentation	84,735	105,546	4,000	86,865	108,577	3,900
Consumer:
Home equity lines and loans	48,991	54,032	8,913	48,847	53,914	8,812
Automobile	12,797	15,461	2,694	13,498	15,737	2,811
Other	3,082	5,857	629	3,220	5,872	656
Total	$755,261	914,970	76,409	760,309	900,490	75,762

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$272,172	783	783	271,825	478	478
Real estate:
Commercial	181,846	3,147	3,147	182,857	975	975
Residential builder and developer	9,840	1,682	1,682	20,051	429	429
Other commercial construction	10,102	6	6	16,328	847	847
Residential	121,209	1,902	902	103,875	1,636	774
Residential — limited documentation	85,595	1,728	696	97,121	1,500	384
Consumer:
Home equity lines and loans	48,797	414	86	45,542	399	100
Automobile	13,125	224	15	16,504	275	19
Other	3,119	85	3	3,598	72	3
Total	$745,805	9,971	7,320	757,701	6,611	4,009

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

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
March 31, 2018
Pass	$20,484,737	24,525,402	1,505,502	6,654,458
Criticized accrual	950,193	664,723	138,473	98,435
Criticized nonaccrual	262,592	152,832	4,519	9,162
Total	$21,697,522	25,342,957	1,648,494	6,762,055
December 31, 2017
Pass	$20,490,486	24,380,184	1,485,148	6,270,812
Criticized accrual	1,011,174	723,777	140,119	164,812
Criticized nonaccrual	240,991	184,982	6,451	10,088
Total	$21,742,651	25,288,943	1,631,718	6,445,712

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized totaled $33 million and $25 million, respectively, at March 31, 2018 and $34 million and $25 million, respectively, at December 31, 2017. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance were $19 million and $29 million, respectively, at March 31, 2018 and $20 million and $32 million, respectively, at December 31, 2017.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
March 31, 2018
Individually evaluated for impairment	$45,501	10,624	8,048	12,236	$76,409
Collectively evaluated for impairment	280,570	357,093	51,093	161,605	850,361
Purchased impaired	—	—	13,906	—	13,906
Allocated	$326,071	367,717	73,047	173,841	940,676
Unallocated					78,995
Total					$1,019,671
December 31, 2017
Individually evaluated for impairment	$45,488	10,095	7,900	12,279	$75,762
Collectively evaluated for impairment	283,111	363,990	47,645	158,530	853,276
Purchased impaired	—	—	9,860	—	9,860
Allocated	$328,599	374,085	65,405	170,809	938,898
Unallocated					78,300
Total					$1,017,198

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
March 31, 2018
Individually evaluated for impairment	$287,721	191,999	210,671	64,870	$755,261
Collectively evaluated for impairment	21,409,799	33,548,212	18,385,572	13,233,905	86,577,488
Purchased impaired	2	13,295	364,703	—	378,000
Total	$21,697,522	33,753,506	18,960,946	13,298,775	$87,710,749
December 31, 2017
Individually evaluated for impairment	$266,376	226,205	202,163	65,565	$760,309
Collectively evaluated for impairment	21,476,254	33,117,512	19,023,843	13,201,050	86,818,659
Purchased impaired	21	22,656	387,338	—	410,015
Total	$21,742,651	33,366,373	19,613,344	13,266,615	$87,988,983

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three months ended March 31, 2018 and 2017:

			Post-modification (a)
	Number	Pre- modification recorded investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended March 31, 2018	(Dollars in thousands)

Commercial, financial, leasing, etc.	56	$47,994	$35,673	$624	$—	$13,047	$49,344
Real estate:
Commercial	20	6,780	5,824	—	—	927	6,751
Other commercial construction	1	752	746	—	—	—	746
Residential	47	12,636	6,945	—	—	6,902	13,847
Residential — limited documentation	2	295	267	—	—	118	385
Consumer:
Home equity lines and loans	14	1,348	4	—	—	1,348	1,352
Automobile	8	148	148	—	—	—	148
Other	2	49	49	—	—	—	49
Total	150	$70,002	$49,656	$624	$—	$22,342	$72,622

Three Months Ended March 31, 2017

Commercial, financial, leasing, etc.	50	$11,921	$4,389	$—	$806	$2,728	$7,923
Real estate:
Commercial	20	6,702	2,991	—	—	3,606	6,597
Residential builder and developer	3	12,291	—	—	—	10,879	10,879
Other commercial construction	1	102	102	—	—	—	102
Residential	41	9,380	5,593	—	—	4,355	9,948
Residential — limited documentation	6	1,378	—	—	—	1,525	1,525
Consumer:
Home equity lines and loans	25	2,502	163	—	491	1,848	2,502
Automobile	20	390	383	—	—	7	390
Other	2	26	26	—	—	—	26
Total	168	$44,692	$13,647	$—	$1,297	$24,948	$39,892

(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted.  Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2018 and 2017 and for which there was a subsequent payment default during the three-month periods ended March  31, 2018 and 2017, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $100 million and $108 million at March 31, 2018 and December 31, 2017, respectively.  There were $458 million and $497 million at March 31, 2018 and December 31, 2017, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at March 31, 2018, approximately 41% were classified as purchased impaired and 21% were government guaranteed.

4. Borrowings

During January 2018, M&T Bank, the principal subsidiary of M&T, issued $1.0 billion of senior notes that mature in January 2021 pursuant to a Bank Note Program, of which $650 million have a 2.625% fixed interest rate and $350 million have a variable rate paid quarterly at rates that are indexed to the three-month London Interbank Offered Rate (“LIBOR”).

M&T had $520 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at March 31, 2018 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the trusts. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates (ranging from 2027 to 2033) of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Capital Securities, and in whole or in part

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings, continued

at any time after an optional redemption prior to contractual maturity contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part, subject to possible regulatory approval.

Also included in long-term borrowings are agreements to repurchase securities of $419 million and $422 million at March 31, 2018 and December 31, 2017, respectively.  The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.  The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $436 million and $442 million at March 31, 2018 and December 31, 2017, respectively.

5. Shareholders' equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share.  Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of March 31, 2018 and December 31, 2017 is presented below:

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

(a)

Dividends, if declared, are paid at 6.375%.  Warrants to purchase M&T common stock at $73.75 per share issued in connection with the Series A preferred stock expire on December 23, 2018 and totaled 220,034 at March 31, 2018.

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

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,525 shares of M&T common stock at $518.18 per share was outstanding at March 31, 2018.  The obligation under that warrant was assumed by M&T in an acquisition and expires on December 12, 2018.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31
	2018	2017	2018	2017
	(In thousands)

Service cost	$5,103	4,908	226	383
Interest cost on projected benefit obligation	18,805	19,691	557	1,080
Expected return on plan assets	(30,875)	(27,200)	—	—
Amortization of prior service cost (credit)	125	125	(1,175)	(350)
Amortization of net actuarial loss	11,100	6,800	(200)	(25)
Net periodic benefit cost	$4,258	4,324	(592)	1,088

Service cost is reflected in salaries and employee benefits expense. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $21,274,000 and $19,419,000 for the three months ended March 31, 2018 and 2017, respectively, and are included in salaries and employee benefits expense.

7. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended March 31
	2018	2017
	(In thousands, except per share)
Income available to common shareholders:
Net income	$352,610	348,927
Less: Preferred stock dividends (a)	(18,130)	(18,237)
Net income available to common equity	334,480	330,690
Less: Income attributable to unvested stock-based compensation awards	(1,732)	(2,128)
Net income available to common shareholders	$332,748	328,562
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	149,470	155,463
Less: Unvested stock-based compensation awards	(782)	(1,036)
Weighted-average shares outstanding	148,688	154,427

Basic earnings per common share	$2.24	2.13

 (a)Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three Months Ended March 31
	2018	2017
	(In thousands, except per share)

Net income available to common equity	$334,480	330,690
Less: Income attributable to unvested stock-based compensation awards	(1,731)	(2,123)
Net income available to common shareholders	$332,749	328,567
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	149,470	155,463
Less: Unvested stock-based compensation awards	(782)	(1,036)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	217	522
Adjusted weighted-average shares outstanding	148,905	154,949

Diluted earnings per common share	$2.23	2.12

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 237,584 and 391,764 common shares during the three-month periods ended March 31, 2018 and 2017, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

		Investment	Defined Benefit		Total Amount		Income
		Securities (a)	Plans	Other	Before Tax		Tax	Net
		(In thousands)

Balance — January 1, 2018		$(59,957)	(413,168)	(20,165)	$(493,290)		129,476	$(363,814)
Cumulative effect of change in accounting principle — equity securities		(22,795)	—	—	(22,795)		5,942	(16,853)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net		(145,457)	—	—	(145,457)		44,176	(101,281)
Foreign currency translation adjustment		—	—	1,632	1,632		(342)	1,290
Unrealized losses on cash flow hedges		—	—	(14,719)	(14,719)		3,870	(10,849)
Total other comprehensive income (loss) before reclassifications		(145,457)	—	(13,087)	(158,544)		47,704	(110,840)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities		810	—	—	810	(c)	(213)	597
Accretion of net gain on terminated cash flow hedges		—	—	(28)	(28)	(d)	7	(21)
Net yield adjustment from cash flow hedges currently in effect		—	—	580	580	(d)	(152)	428
Amortization of prior service credit		—	(1,050)	—	(1,050)	(e)	276	(774)
Amortization of actuarial losses		—	10,900	—	10,900	(e)	(2,866)	8,034
Total other comprehensive income (loss)		(144,647)	9,850	(12,535)	(147,332)		44,756	(102,576)
Balance — March 31, 2018		$(227,399)	(403,318)	(32,700)	$(663,417)		180,174	$(483,243)

	Investment Securities		Defined Benefit		Total Amount		Income
	With OTTI (b)	All Other	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2017	$46,725	(73,785)	(449,917)	(8,268)	$(485,245)		190,609	$(294,636)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(8,628)	5,613	—	—	(3,015)		1,182	(1,833)
Foreign currency translation adjustment	—	—	—	732	732		(256)	476
Total other comprehensive income (loss) before reclassifications	(8,628)	5,613	—	732	(2,283)		926	(1,357)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	—	787	—	—	787	(c)	(310)	477
Accretion of net gain on terminated cash flow hedges	—	—	—	(39)	(39)	(d)	16	(23)
Amortization of prior service credit	—	—	(225)	—	(225)	(e)	88	(137)
Amortization of actuarial losses	—	—	6,775	—	6,775	(e)	(2,666)	4,109
Total other comprehensive income (loss)	(8,628)	6,400	6,550	693	5,015		(1,946)	3,069
Balance — March 31, 2017	$38,097	(67,385)	(443,367)	(7,575)	$(480,230)		188,663	$(291,567)

(a)

Beginning January 1, 2018, equity securities with readily determinable fair values are required to be measured at fair value with changes in fair value recognized in the income statement. All investment securities with an other-than-temporary impairment charge are within scope of the adopted accounting guidance and no longer require separate presentation.

(b)	Other-than-temporary impairment
(c)	Included in interest income
(d)	Included in interest expense
(e)	Included in other costs of operations

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment	Defined Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2017	$(44,150)	(304,546)	(15,118)	$(363,814)
Cumulative effect of change in accounting principle — equity securities	(16,853)	—	—	(16,853)
Net gain (loss) during period	(100,684)	7,260	(9,152)	(102,576)
Balance — March 31, 2018	$(161,687)	(297,286)	(24,270)	$(483,243)

9. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not significant as of March 31, 2018.

Exclusive of the impact of hedge ineffectiveness (which was not material), the net effect of interest rate swap agreements was to increase net interest income by $1 million and $4 million for the three-month periods ended March 31, 2018 and 2017, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted- Average Rate		Estimated Fair
	Amount	Maturity	Fixed	Variable	Value Gain (a)
	(In thousands)	(In years)			(In thousands)
March 31, 2018
Fair value hedges:
Fixed rate long-term borrowings (b)	$4,700,000	3.0	2.41%	2.48%	$316
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	4,850,000	1.7	1.52%	1.66%	60
Total	$9,550,000	2.5			$376
December 31, 2017
Fair value hedges:
Fixed rate long-term borrowings (b)	$4,550,000	2.9	2.27%	2.09%	$573
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	4,850,000	2.0	1.52%	1.36%	66
Total	$9,400,000	2.5			$639

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at March 31, 2018 and December 31, 2017 was a reduction of the estimated fair value losses on interest rate swap agreements designated as fair value hedges of $83.2 million and $41.1 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $30.4 million and $16.3 million, respectively.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $39.5 billion and $29.9 billion at March 31, 2018 and December 31, 2017, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $538 million and $530 million at March 31, 2018 and December 31, 2017, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$376	$639	$—	$—
Commitments to sell real estate loans (a)	1,335	734	1,470	283
	1,711	1,373	1,470	283
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	10,562	8,797	1,802	494
Commitments to sell real estate loans (a)	5,361	2,526	2,341	1,019
Trading:
Interest rate contracts (b)	71,930	74,164	231,254	132,104
Foreign exchange and other option and futures contracts (b)	6,634	5,657	5,580	5,286
	94,487	91,144	240,977	138,903
Total derivatives	$96,198	$92,517	$242,447	$139,186
(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at March 31, 2018 and December 31, 2017 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $235.6 million and $136.2 million, respectively, and in a liability position of $6.2 million and $12.2 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(42,390)	42,370	$(4,119)	4,012
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(1,605)		$1,950
Foreign exchange and other option and futures contracts (b)	2,631		1,836
Total	$1,026		$3,786

(a)	Effective January 1, 2018, reported as an adjustment to interest expense. Prior to 2018, reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$4,612,063	$4,504,029	$(82,503)	$(40,133)

The amount of gain (loss) recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $17 million and $16 million at March 31, 2018 and December 31, 2017, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties, which are subject to enforceable master netting arrangements, was $4 million and $13 million at March 31, 2018 and December 31, 2017, respectively.  The Company was required to post collateral relating to those positions of $4 million and $12 million at March 31, 2018 and December 31, 2017, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2018 was not significant.  If the credit risk-related contingent features had been triggered on March 31, 2018, the Company would not have been required to post any additional collateral to counterparties.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties, which are subject to enforceable master netting arrangements, was $38 million and $13 million at March 31, 2018 and December 31, 2017, respectively.     Counterparties posted collateral relating to those positions of $32 million and $12 million at March 31, 2018 and December 31, 2017, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $53 million and $52 million at March 31, 2018 and December 31, 2017, respectively. The fair value asset and liability amounts of derivative contracts at March 31, 2018 have been reduced by variation margin payments treated as settlements of $122 million and $6 million, respectively.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

10. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The amounts of those securitizations during the three-month periods March 31, 2018 and March 31, 2017 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 4, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2018 and December 31, 2017, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 4.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.0 billion at each of March 31, 2018 and December 31, 2017. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $422 million, including $196 million of unfunded commitments, at March 31, 2018 and $420 million, including $201 million of unfunded commitments, at December 31, 2017.  Contingent commitments to provide additional capital contributions to these partnerships were not material at March 31, 2018. The Company has not provided financial or other support to the partnerships that was not contractually required.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.  The Company amortized $13 million of its investments in qualified affordable housing projects to income tax expense during each of the three-month periods ended March 31, 2018 and 2017 and recognized $16 million of tax credits and other tax benefits during each of those periods.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Variable interest entities and asset securitizations, continued

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

11. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at March 31, 2018.

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

Trading account assets and liabilities

Trading account assets and liabilities consist primarily of interest rate contracts and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company's risk with respect to such transactions. The Company generally determines the fair value of its derivative trading account assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2.  Mutual funds held in connection with deferred compensation and other arrangements have been classified as Level 1 valuations. Valuations of investments in municipal and other bonds can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

Investment securities available for sale and equity securities

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

11. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2018 and December 31, 2017 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)
March 31, 2018
Trading account assets	$141,134	$46,215	$94,919	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,941,478	—	1,941,478	—
Obligations of states and political subdivisions	2,000	—	2,000	—
Mortgage-backed securities:
Government issued or guaranteed	8,222,129	—	8,222,129	—
Privately issued	27	—	—	27
Other debt securities	132,222	—	132,222	—
	10,297,856	—	10,297,829	27
Equity securities	61,717	43,496	18,221	—
Real estate loans held for sale	455,196	—	455,196	—
Other assets (b)	17,634	—	7,072	10,562
Total assets	$10,973,537	$89,711	$10,873,237	$10,589
Trading account liabilities	$236,834	$—	$236,834	$-
Other liabilities (b)	5,613	—	3,811	1,802
Total liabilities	$242,447	$—	$240,645	$1,802

December 31, 2017
Trading account assets	$132,909	$47,873	$85,036	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,947,487	—	1,947,487	—
Obligations of states and political subdivisions	2,589	—	2,589	—
Mortgage-backed securities:
Government issued or guaranteed	8,716,392	—	8,716,392	—
Privately issued	28	—	—	28
Other debt securities	128,832	—	128,832	—
Equity securities	100,956	73,232	27,724	—
	10,896,284	73,232	10,823,024	28
Real estate loans held for sale	378,047	—	378,047	—
Other assets (b)	12,696	—	3,899	8,797
Total assets	$11,419,936	$121,105	$11,290,006	$8,825
Trading account liabilities	$137,390	$—	$137,390	$—
Other liabilities (b)	1,796	—	1,302	494
Total liabilities	$139,186	$—	$138,692	$494

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2018 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2018	$28	8,303
Total gains (losses) realized/unrealized:
Included in earnings	—	8,130	(b)
Settlements	(1)	—
Transfers in and/or out of Level 3 (a)	—	(7,673)	(c)
Balance — March 31, 2018	$27	8,760
Changes in unrealized gains included in earnings related to assets still held at March 31, 2018	$—	8,778	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2017 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2017	$44	7,325
Total gains (losses) realized/unrealized:
Included in earnings	—	23,940	(b)
Settlements	(3)	—
Transfers in and/or out of Level 3 (a)	—	(15,063)	(c)
Balance — March 31, 2017	$41	16,202
Changes in unrealized gains included in earnings related to assets still held at March 31, 2017	$—	15,094	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were generally in the range of 15% to 90% at March 31, 2018.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $178 million at March 31, 2018 ($97 million and $81 million of which were classified as Level 2 and Level 3, respectively), $210 million at December 31, 2017 ($145 million and $65 million of which were classified as Level 2 and Level 3, respectively) and $210 million at March 31, 2017 ($88 million and $122 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2018 and 2017 were decreases of $27 million and $42 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $19 million and $32 million at March 31, 2018 and 2017, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2018 and 2017.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at March 31, 2018 and December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
March 31, 2018
Recurring fair value measurements
Privately issued mortgage-backed securities	$27	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	8,760	Discounted cash flow	Commitment expirations	0%-76% (19%)

December 31, 2017
Recurring fair value measurements
Privately issued mortgage-backed securities	$28	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	8,303	Discounted cash flow	Commitment expirations	0%-78% (22%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,292,664	1,292,664	1,206,172	86,492	—
Interest-bearing deposits at banks	6,135,434	6,135,434	—	6,135,434	—
Trading account assets	141,134	141,134	46,215	94,919	—
Investment securities	14,066,564	13,998,023	43,496	13,841,655	112,872
Loans and leases:
Commercial loans and leases	21,697,522	21,294,038	—	—	21,294,038
Commercial real estate loans	33,753,506	33,123,306	—	166,773	32,956,533
Residential real estate loans	18,960,946	18,812,289	—	4,226,284	14,586,005
Consumer loans	13,298,775	13,112,874	—	—	13,112,874
Allowance for credit losses	(1,019,671)	—	—	—	—
Loans and leases, net	86,691,078	86,342,507	—	4,393,057	81,949,450
Accrued interest receivable	332,151	332,151	—	332,151	—
Financial liabilities:
Noninterest-bearing deposits	$(31,817,516)	(31,817,516)	—	(31,817,516)	—
Savings and interest-checking deposits	(52,724,608)	(52,724,608)	—	(52,724,608)	—
Time deposits	(6,126,442)	(6,177,695)	—	(6,177,695)	—
Deposits at Cayman Islands office	(278,064)	(278,064)	—	(278,064)	—
Short-term borrowings	(1,626,129)	(1,626,129)	—	(1,626,129)	—
Long-term borrowings	(8,591,051)	(8,598,328)	—	(8,598,328)	—
Accrued interest payable	(65,819)	(65,819)	—	(65,819)	—
Trading account liabilities	(236,834)	(236,834)	—	(236,834)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$8,760	8,760	—	—	8,760
Commitments to sell real estate loans	2,885	2,885	—	2,885	—
Other credit-related commitments	(122,805)	(122,805)	—	—	(122,805)
Interest rate swap agreements used for interest rate risk management	376	376	—	376	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,420,888	1,420,888	1,352,035	68,853	—
Interest-bearing deposits at banks	5,078,903	5,078,903	—	5,078,903	—
Trading account assets	132,909	132,909	47,873	85,036	—
Investment securities	14,664,525	14,653,074	73,232	14,469,127	110,715
Loans and leases:
Commercial loans and leases	21,742,651	21,321,282	—	—	21,321,282
Commercial real estate loans	33,366,373	32,950,724	—	22,130	32,928,594
Residential real estate loans	19,613,344	19,596,826	—	4,440,645	15,156,181
Consumer loans	13,266,615	13,161,517	—	—	13,161,517
Allowance for credit losses	(1,017,198)	—	—	—	—
Loans and leases, net	86,971,785	87,030,349	—	4,462,775	82,567,574
Accrued interest receivable	327,170	327,170	—	327,170	—
Financial liabilities:
Noninterest-bearing deposits	$(33,975,180)	(33,975,180)	—	(33,975,180)	—
Savings and interest-checking deposits	(51,698,008)	(51,698,008)	—	(51,698,008)	—
Time deposits	(6,580,962)	(6,635,048)	—	(6,635,048)	—
Deposits at Cayman Islands office	(177,996)	(177,996)	—	(177,996)	—
Short-term borrowings	(175,099)	(175,099)	—	(175,099)	—
Long-term borrowings	(8,141,430)	(8,193,783)	—	(8,193,783)	—
Accrued interest payable	(75,641)	(75,641)	—	(75,641)	—
Trading account liabilities	(137,390)	(137,390)	—	(137,390)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$8,303	8,303	—	—	8,303
Commitments to sell real estate loans	1,958	1,958	—	1,958	—
Other credit-related commitments	(125,281)	(125,281)	—	—	(125,281)
Interest rate swap agreements used for interest rate risk management	639	639	—	639	—

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

	March 31,	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,518,820	5,482,622
Commercial real estate loans to be sold	288,883	194,763
Other commercial real estate	5,788,080	6,050,569
Residential real estate loans to be sold	343,400	347,113
Other residential real estate	223,589	201,426
Commercial and other	12,951,589	12,733,815
Standby letters of credit	2,477,474	2,497,844
Commercial letters of credit	56,245	46,739
Financial guarantees and indemnification contracts	3,449,447	3,434,381
Commitments to sell real estate loans	977,257	812,217

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.3 billion at each of March 31, 2018 and December 31, 2017.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2018 the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

As previously disclosed, Wilmington Trust Corporation (“WTC”), a wholly-owned subsidiary of M&T, is the subject of a class action lawsuit alleging that WTC’s financial reporting and securities filings prior to its acquisition by M&T in 2011 were in violation of securities laws.  In April 2018, the parties reached an agreement in principle.  The agreement in principle is subject to certain required party approvals, the negotiation and execution of a formal settlement agreement and court approval.  The Company currently anticipates that necessary party approvals will be completed and a formal settlement agreement will be executed and filed with the court for approval during the second quarter of 2018.  A motion for preliminary approval of a proposed settlement will be decided by the court at its discretion.  As of March 31, 2018, the Company increased its reserve for litigation matters by $135 million.

M&T and its subsidiaries are subject in the normal course of business to various other pending and threatened legal proceedings and matters in which claims for monetary damages are asserted.  On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $50 million.  Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

13. Segment information

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements in the 2017 Annual Report.  The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP.  As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions.  Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.  During the second quarter of 2017 the Company revised its funds transfer pricing allocation related to certain deposit categories.  As a result, financial information for the first quarter of 2017 has been reclassified to provide segment information on a comparable basis, as noted in the following table.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

	Three Months Ended March 31,2017
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$115,981	4,352	120,333	$22,407	2,581	24,988
Commercial Banking	273,845	63	273,908	112,750	37	112,787
Commercial Real Estate	195,125	—	195,125	84,547	—	84,547
Discretionary Portfolio	78,946	—	78,946	33,945	—	33,945
Residential Mortgage Banking	93,708	(8,307)	85,401	14,844	(4,927)	9,917
Retail Banking	361,237	7,281	368,518	81,873	4,318	86,191
All Other	242,263	(3,389)	238,874	(1,439)	(2,009)	(3,448)
Total	$1,361,105	—	1,361,105	$348,927	—	348,927

Information about the Company's segments is presented in the following table:

	Three Months Ended March 31
	2018			2017
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$127,884	918	37,718	$120,333	911	24,988
Commercial Banking	266,396	850	125,465	273,908	920	112,787
Commercial Real Estate	202,607	340	108,303	195,125	407	84,547
Discretionary Portfolio	50,038	(10,832)	19,739	78,946	(12,927)	33,945
Residential Mortgage Banking	82,458	15,421	14,946	85,401	18,211	9,917
Retail Banking	393,476	2,865	123,380	368,518	3,047	86,191
All Other	311,354	(9,562)	(76,941)	238,874	(10,569)	(3,448)
Total	$1,434,213	—	352,610	$1,361,105	—	348,927

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 13. Segment information, continued

	Average Total Assets
	Three Months Ended March 31		Year Ended December 31
	2018	2017	2017
	(In millions)

Business Banking	$5,681	5,596	5,602
Commercial Banking	26,482	26,723	26,573
Commercial Real Estate	22,811	22,977	22,741
Discretionary Portfolio	34,095	38,731	37,203
Residential Mortgage Banking	2,278	2,426	2,355
Retail Banking	13,377	12,204	12,702
All Other	12,960	14,321	13,684
Total	$117,684	122,978	120,860

(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $4,809,000 and $7,999,000 for the three-month periods ended March 31, 2018 and 2017, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

14. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting.  That investment had no remaining carrying value at March 31, 2018 as a result of cumulative losses recognized and cash distributions received.  Income recognized by M&T is included in other revenues from operations and totaled $23 million during the three months ended March 31, 2018, compared with a loss of $2 million during the three months ended March 31, 2017.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty mortgage finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $2.9 billion and $3.0 billion at March 31, 2018 and December 31, 2017, respectively.  Revenues from those servicing rights were $4 million for each of the quarters ended March 31, 2018 and 2017.  The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $55.8 billion and $56.6 billion at March 31, 2018 and December 31, 2017, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $30 million and $23 million for the three-month periods ended March 31, 2018 and 2017, respectively.  In addition, the Company held $129 million and $136 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2018 and December 31, 2017, respectively, that were securitized by Bayview Financial. At March 31, 2018, the Company held $90 million of Bayview Financial’s $750 million syndicated loan facility.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Revenue from contracts with customers

Effective January 1, 2018 the Company adopted amended accounting and disclosure guidance for revenue from contracts with customers under the modified retrospective approach.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, mortgage banking revenues, trading account and foreign exchange gains, investment securities gains, loan and letter of credit fees, operating lease income, income from bank-owned life insurance, and certain other revenues that are generally excluded from the scope of the amended guidance.  As of result of the adoption, the Company began reporting credit card interchange revenue net of $3 million of rewards in other revenue from operations in the first quarter of 2018.  For the quarter ended March 31, 2017, credit card rewards expense of $2 million was included in other costs of operations.  The adjustment to beginning retained earnings as well as the impact of any changes in timing of revenue recognition of noninterest income items within the scope of the guidance was not material to the Company’s consolidated financial position at December 31, 2017 or its consolidated results of operations for the three months ended March 31, 2018.

For noninterest income revenue streams within the scope of the amended guidance, the Company recognizes the expected amount of consideration as revenue when the performance obligations related to the services under the terms of a contract are satisfied. The Company’s contracts generally do not contain terms that necessitate significant judgment to determine the amount of revenue to recognize.

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At March 31, 2018, the Company had $49 million of uncollected amounts receivable related to recognized revenue from the sources in the table below.  Such amount is classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At March 31, 2018, the Company had deferred revenue of $43 million related to the sources in the table below recorded in accrued interest and other liabilities on its consolidated balance sheet.  The following table summarizes sources of M&T’s noninterest income during the first quarter of 2018 that are subject to the amended guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
	(In thousands)

Classification in consolidated statement of income

Service charges on deposit accounts	$15,404	24,654	2,764	—	3	60,601	1,689	$105,115
Trust income	—	—	—	—	—	—	131,375	131,375
Brokerage services income	—	—	—	—	—	—	13,392	13,392
Other revenues from operations:
Merchant discount and credit card fees	7,503	12,712	554	—	—	3,388	615	24,772
Other	—	1,563	859	452	1,043	9,865	9,108	22,890
	$22,907	38,929	4,177	452	1,046	73,854	156,179	$297,544

Service charges on deposit accounts are generally deducted directly from customer account balances and include account maintenance charges as well as fees for insufficient funds, debit card usage, and other transactional services.  Account maintenance charges are generally recognized as revenue on a monthly basis, whereas transactional fees are recognized after M&T provides the respective service.

Trust income includes fees related to the Institutional Client Services (“ICS”) business and the Wealth Advisory Services (“WAS”) business.  Revenues from the ICS business are largely derived from a variety of trustee, agency,

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Revenue from contracts with customers, continued

investment, cash management and administrative services, whereas revenues from the WAS business are mainly derived from asset management, fiduciary services, and family office services.  Trust fees may be billed in arrears or in advance and are recognized as revenues as M&T’s performance obligations are satisfied.  Certain fees are based on a percentage of assets invested or under management and are recognized as the service is performed and constraints regarding the uncertainty of the amount of fees are resolved.

Brokerage service income includes revenues from the sale of mutual funds and annuities and securities brokerage fees.  Such revenues are generally recognized at the time of transaction execution.  Mutual fund and other distribution fees are recognized upon initial placement of customer funds as well as in future periods as such customers continue to hold amounts in those mutual funds.

Merchant discount and other credit card fees include interchange fees and merchant discount fees that are generally recognized as other revenues from operations when the cardholder’s transaction is approved and settled.  Beginning in 2018, credit card rewards accrued to cardholders are recognized as a reduction of interchange revenue.  Also included in other revenues from operations are insurance commissions, ATM surcharge fees, and advisory fees.  Insurance commissions are recognized at the time the insurance policy is executed with the customer.  Insurance renewal commissions are recognized upon subsequent renewal of the policy.  ATM surcharge fees are included in revenue at the time of the respective ATM transaction.  Advisory fees are generally recognized at the conclusion of the advisory engagement when the Company has satisfied its service obligation.

16. Recent accounting developments

The following table provides a description of accounting standards that were adopted by the company in 2018 as well as standards that are not effective that could have an impact to M&T’s consolidated financial statements upon adoption.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2018
Revenue from Contracts with Customers

The core principle of the accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

January 1, 2018

As described in note 15 the Company adopted the revenue recognition guidance effective January 1, 2018 and applied the modified retrospective approach for reporting purposes.  The adjustment to beginning retained earnings as well as the impact of any changes in the timing of revenue recognition of noninterest income items within the scope of this guidance did not have a material effect on the Company’s financial position or results of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2018
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

January 1, 2018

At January 1, 2018 the Company reclassified marketable equity securities from investment securities available for sale.  Upon adoption $17 million of fair value changes in those equity securities, net of tax were reclassified from accumulated other comprehensive income to retained earnings.  As presented in note 2, fair value changes in such equity securities for the three months ended March 31, 2018 were $9 million and were recognized in gain (loss) on bank investment securities in the consolidated statement of income.

Improvements to Accounting for Hedging Activities

The amended guidance expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship.

		January 1, 2019 Early adoption permitted	The Company early adopted the amended guidance on January 1, 2018 and such adoption did not have a material impact on its consolidated financial statements.
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

January 1, 2018

The Company adopted the new reporting requirements effective January 1, 2018.  The Company previously reported all of its net periodic pension and postretirement benefit costs in salaries and employee benefits within the consolidated statement of income.  Information about net periodic pension and postretirement benefit costs that were not service cost-related is included in note 6.  The impact of adopting the amended guidance was not material.

Scope of Modification Accounting for Share-Based Payment Awards	The amended guidance addresses which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting.	January 1, 2018	The Company adopted the amended guidance on January 1, 2018. The guidance is being applied on a prospective basis for awards modified on or after the adoption date.
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

		January 1, 2018	The guidance was adopted on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2018
Classification of Certain Cash Receipts and Cash Payments	This amendment provides clarifying guidance for classifying cash inflows or outflows on the statement of cash flows where current guidance is unclear or silent.	January 1, 2018	The guidance was applied for first quarter 2018 reporting and did not have a material impact on the Company’s consolidated statement of cash flows.
Clarifying the Definition of a Business	The amended guidance clarifies the definition of a business for purposes of evaluating whether transactions would be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The guidance was adopted January 1, 2018 and will be applied to future transactions. The Company does not expect the guidance to have a material impact on its consolidated financial statements.
Standards Not Yet Adopted as of March 31, 2018
Leases

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
Standards Not Yet Adopted as of March 31, 2018
Measurement of Credit Losses on Financial Instruments

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

Overview

M&T Bank Corporation (“M&T”) recorded net income in the first quarter of 2018 of $353 million or $2.23 of diluted earnings per common share, compared with $349 million or $2.12 of diluted earnings per common share in the year-earlier quarter.  During the fourth quarter of 2017, net income and diluted earnings per common share were $322 million and $2.01, respectively.  Basic earnings per common share were $2.24 in the recent quarter, compared with $2.13 and $2.01 in the first and fourth quarters of 2017, respectively.  The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the initial 2018 quarter was 1.22%, compared with 1.15% in the similar 2017 quarter and 1.06% in the final 2017 quarter.  The annualized rate of return on average common shareholders’ equity was 9.15% in the recent quarter, compared with 8.89% in the year-earlier quarter and 8.03% in the fourth quarter of 2017.

As of March 31, 2018, the Company increased its reserve for litigation matters by $135 million to reflect the status of pre-existing litigation.  The increase, on an after-tax basis, reduced net income by $102 million, or $.68 of diluted earnings per common share.  Additional information about litigation matters is included in note 12 of Notes to Financial Statements and Part II, Item 1 of this Form 10-Q.  In addition, income tax expense in the first quarter of 2018 reflects the reduction of the corporate Federal income tax rate from 35% to 21% by the Tax Cuts and Jobs Act (‘the Tax Act”) that was enacted on December 22, 2017.  Finally, the Company adopted amended accounting guidance in the first quarter of 2018 to separately report equity securities at fair value on the consolidated balance sheet (which were previously reported as investment securities available for sale) with changes in fair value recognized in the consolidated statement of income rather than through other comprehensive income.  Net unrealized losses in investments in equity securities in the initial 2018 quarter totaled $9 million.

During the initial quarter of 2017, M&T adopted new accounting guidance for share-based transactions.  That guidance requires that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized in income tax expense in the income statement.  Previously, tax effects resulting from changes in M&T’s share price subsequent to the grant date were recorded through shareholders’ equity at the time of vesting or exercise.  The adoption of the amended accounting guidance resulted in an $18 million reduction of income tax expense in the first quarter of 2017, or $.12 of diluted earnings per common share, and a $9 million reduction of income tax expense, or $.06 of diluted earnings per common share, in the first quarter of 2018.  The impact on the final 2017 quarter was insignificant.

Results for the fourth quarter of 2017 reflected several notable items.  GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment.  Accordingly, the incremental income tax expense recorded by the Company in the fourth quarter of 2017 related to the Tax Act was $85 million, representing $.56 of diluted earnings per common share.  The additional expense was largely attributable to the reduction in carrying value of net deferred tax assets reflecting lower future tax benefits resulting from the lower corporate tax rate.  Also during that quarter the Company realized after-tax gains from investment securities of $14 million ($21 million pre-tax) that added $.09 to diluted earnings per common share.  Finally, the Company increased its contribution to The M&T Charitable Foundation by $44 million in the quarter, reducing net income by $27 million, or $.18 of diluted earnings per common share.

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

Net operating income totaled $357 million in the initial 2018 quarter, compared with $354 million in the first quarter of 2017.  Diluted net operating earnings per common share for the first quarter of 2018 were $2.26, compared with $2.15 in the year-earlier quarter. Net operating income and diluted net operating earnings per common share were $327 million and $2.04, respectively, in the fourth quarter of 2017. Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.28%, compared with 1.21% and 1.12% in the first and fourth quarters of 2017, respectively. Net operating income represented an annualized return on average tangible common equity of 13.51% in the recent quarter, compared with 13.05% in the corresponding quarter of 2017 and 11.77% in the final 2017 quarter.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $980 million in the first quarter of 2018, up 6% from $922 million in the year-earlier quarter.  That growth resulted predominantly from a widening of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.71% in the recent quarter from 3.34% in the initial 2017 quarter.  The improvement in taxable-equivalent net interest income was largely the result of the higher interest rate environment due to actions initiated by the Federal Reserve in March, June and December 2017 and in March 2018 to raise its target Federal funds rate by .25% in each of those months.  The widening of the net interest margin was partially offset by lower average earning assets of $4.8 billion, including a decline in average loan and lease balances of $2.0 billion. Taxable-equivalent net interest income in the recent quarter was little changed from the final quarter of 2017.  A 15 basis point (hundredths of one percent) widening of the net interest margin from 3.56% in the fourth quarter of 2017 was offset by lower average earning assets of $2.2 billion, predominantly lower interest-bearing deposits at the Federal Reserve Bank of New York.  The widening of the net interest margin reflected the impact of the two most recent increases in interest rates initiated by the Federal Reserve.

Average loans and leases were $87.8 billion in the recent quarter, 2% lower than $89.8 billion in the first quarter of 2017.  Commercial loans and leases averaged $21.5 billion in the initial 2018 quarter, down $743 million or 3% from $22.3 billion in the year-earlier quarter.  Average commercial real estate loans totaled $33.7 billion in the recent quarter, up $477 million, or 1%, from $33.2 billion in the similar quarter of 2017.  Reflecting ongoing repayments of loans obtained in the 2015 acquisition of Hudson City Bancorp, Inc. (“Hudson City”), average residential real estate loans declined $2.9 billion or 13% to $19.3 billion in the first quarter of 2018 from $22.2 billion in the corresponding 2017 quarter.  Included in that portfolio were loans held for sale, which averaged $300 million in the recent quarter and $366 million in the year-earlier quarter.  Consumer loans averaged $13.3 billion in the recently completed quarter, an increase of $1.1 billion or 9% from $12.2 billion in the first quarter of 2017, predominantly due to growth in average automobile and recreational vehicle loans.

Average loan and lease balances in the first quarter of 2018 decreased $71 million from the fourth quarter of 2017.  Commercial real estate loan average balances in the initial 2018 quarter increased $514 million, or 2%, from $33.1 billion in the final quarter of 2017 while average commercial loan and lease balances were little changed.  Reflected in average commercial real estate loan balances were loans held for sale, which averaged $120 million and $259 million in the first quarter of 2018 and the fourth quarter of 2017, respectively.  Average residential real estate loans in the first three months of 2018 declined $700 million, or 4%, from $20.0 billion in the final three months of 2017, reflecting the continued pay down of loans obtained in the acquisition of Hudson City.  Average consumer loans increased $130 million in the recent quarter from $13.2 billion in 2017’s final quarter.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2018	2017	2017
	(In millions)

Commercial, financial, etc.	$21,547	(3)%	—%
Real estate – commercial	33,652	1	2
Real estate – consumer	19,274	(13)	(4)
Consumer
Automobile	3,570	18	2
Home equity lines and loans	5,222	(6)	(2)
Other	4,501	27	4
Total consumer	13,293	9	1
Total	$87,766	(2)%	—%

The investment securities portfolio averaged $14.5 billion in 2018’s first quarter, $1.5 billion or 10% lower than $16.0 billion in the year-earlier quarter. Investment securities averaged $14.8 billion in the final quarter of 2017.  There were no significant purchases of investment securities in the initial 2018 quarter.  The Company sold a portion of its holdings of Fannie Mae and Freddie Mac preferred stock during the fourth quarter of 2017 for a gain of $18 million.  The preferred stock that was sold had a cost basis (after previous write-downs) of $3 million.

As noted earlier, effective January 1, 2018 amended accounting guidance was adopted that requires that fair value changes in equity securities with readily determinable fair values be recognized in the consolidated statement of income as opposed to accumulated other comprehensive income where they had been recognized under previous accounting guidance.  During the first quarter of 2018, net unrealized losses on such equity securities aggregated $9 million, predominantly related to the Company’s remaining holdings of Fannie Mae and Freddie Mac preferred stock.

The investment securities portfolio is largely comprised of residential mortgage-backed securities and shorter-term U.S. Treasury and federal agency notes.  When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments.  The Company manages its investment securities portfolio, in part, to satisfy the Liquidity Coverage Ratio (“LCR”) requirements established by regulators.  The LCR is intended to ensure that banks hold a sufficient amount of “high quality liquid assets” to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. For additional information concerning the LCR rules, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2017 under the heading “Liquidity.”

In addition to the sales noted earlier, the Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.  The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the first quarters of 2018 and 2017 or in the final 2017 quarter. Additional information about the investment securities portfolio is included in notes 2 and 11 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold.  Those other earning assets in the aggregate averaged $5.0 billion in the recently completed quarter, compared with $6.2 billion and $6.8 billion in the first and final quarters of 2017, respectively.  Interest-bearing deposits at banks averaged $4.9 billion, $6.2 billion and $6.7 billion during the three-month periods ended March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.  The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in deposits of business and trust-related customers or short-term borrowings to manage the Company’s liquidity.

As a result of the changes described herein, average earning assets were $107.2 billion in the first quarter of 2018, compared with $112.0 billion in the year-earlier quarter and $109.4 billion in the fourth quarter of 2017.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $88.9 billion in the first quarter of 2018, compared with $94.0 billion in the similar 2017 quarter and $91.3 billion in the fourth quarter of 2017.  The decline in average core deposits in the first quarter of 2018 from the year-earlier quarter reflected a $2.9 billion, or 34%, decline in average balances of time deposits of $250,000 or less, predominantly related to maturities of relatively high-rate deposits obtained in the acquisition of Hudson City, and lower noninterest-bearing deposits, largely associated with trust customers.  As compared with the fourth quarter of 2017, the lower average core deposits in the recent quarter reflected declines in commercial savings deposits, including escrow deposits, time deposits and noninterest-bearing deposits.  The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2018	2017	2017
	(In millions)

Savings and interest-checking deposits	$51,239	(2)%	(2)%
Time deposits	5,656	(34)	(9)
Noninterest-bearing deposits	32,047	(4)	(3)
Total	$88,942	(5)%	(3)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $605 million in the initial quarter of 2018, compared with $935 million in the corresponding 2017 quarter and $645 million in the fourth quarter of 2017.  The declines in such deposits since the first quarter of 2017 were predominantly the result of maturities of time deposits obtained in the Hudson City acquisition.  Cayman Islands office deposits averaged $248 million, $192 million and $215 million for the three-month periods ended March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  Brokered time deposits averaged $59 million in each of the quarters ended March 31, 2018, March 31, 2017 and December 31, 2017. The Company also had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $1.3 billion in each of the quarters ended March 31, 2018 and December 31, 2017 and $1.1 billion in the initial 2017 quarter.  Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less.  Average short-term borrowings totaled $280 million in the first quarter of 2018, compared with $184 million in the year-earlier quarter and $178 million in the final quarter of 2017.  Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $141 million and $129 million in the first quarters of 2018 and 2017, respectively, and $121 million in the final quarter of 2017.

Long-term borrowings averaged $8.6 billion in the initial 2018 quarter, compared with $8.4 billion in the year-earlier quarter and $8.5 billion in the fourth quarter of 2017.  M&T Bank, M&T’s principal banking subsidiary, has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes.   Average balances of outstanding senior unsecured notes issued under that program were $5.5 billion, $4.5 billion and $5.0 billion during the three-month periods ended March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  During January 2018, M&T Bank issued $650 million of fixed rate and $350 million of variable rate senior notes that mature in 2021.  Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $577 million in the recent quarter, compared with $1.2 billion and $579 million during the first and fourth quarters of 2017, respectively. Subordinated capital notes included in long-term borrowings averaged $1.6 billion, $1.5 billion and $1.9 billion for the three-month periods ended March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $520 million in the recent quarter, $517 million in the first quarter of 2017 and $519 million in the fourth quarter of 2017. Additional information regarding junior subordinated debentures is provided in note 4 of Notes to Financial Statements.  Also included in long-term borrowings were agreements to repurchase securities, which averaged $420 million in the first quarter of 2018, $683 million in the year-earlier quarter and $423 million in the final quarter of 2017.  The repurchase agreements held at March 31, 2018 totaled $419 million and have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.  The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt.  As of March 31, 2018, interest rate swap agreements were used to hedge approximately $4.7 billion of outstanding fixed rate long-term borrowings.  Further information on interest rate swap agreements is provided in note 9 of Notes to Financial Statements.

Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.47% in the first quarter of 2018, compared with 3.15% in the year-earlier quarter.  The yield on earning assets during the recent quarter was 4.11%, up 44 basis points from 3.67% in the initial 2017 quarter, while the rate paid on interest-bearing liabilities increased 12 basis points to .64% in the recent quarter from .52% in the year-earlier period.  In the final quarter of 2017, the net interest spread was 3.34%, the yield on earning assets was 3.93% and the rate paid on interest-bearing liabilities was .59%.  The widening of the net interest spread in the recent quarter as compared with the first and final quarters of 2017 was largely due to the effect of increases in short-term interest rates initiated by the Federal Reserve in March, June and December 2017 and in March 2018 that contributed to higher yields on loans and leases.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $39.3 billion in the first quarter of 2018, compared with $40.4 billion and $40.2 billion in the first and fourth quarters of 2017, respectively.  The decreases in average net interest-free funds in the most recent quarter as compared with the first and last quarters of 2017 reflect lower average balances of noninterest-bearing deposits.  Those deposits averaged $32.0 billion, $33.3 billion and $32.9 billion in the quarters ended March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  Shareholders’ equity averaged $16.1 billion for the three-month period ended March 31, 2018, compared with $16.3 billion in each of the three-month periods ended March 31, 2017 and December 31, 2017.  Goodwill and core deposit and other intangible assets averaged $4.7 billion in each of those three quarters. The cash surrender value of bank owned life insurance averaged $1.8 billion in each of the three-month periods ended March 31, 2018 and December 31, 2017, compared with $1.7 billion during the first quarter of 2017.  Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .24% in the first quarter of 2018, compared with .19% and .22% in the first and fourth quarters of 2017, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.71% in the recent quarter, compared with 3.34% in the initial quarter of 2017 and 3.56% in the final 2017 quarter. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $7.6 billion (excluding $2.0 billion of forward-starting swap agreements) at March 31, 2018, compared with $900 million at March 31, 2017 and $7.4 billion at December 31, 2017 (excluding $2.0 billion of forward-starting swap agreements). Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates.  The increases in notional amounts from March 31, 2017 reflect additions of $2.9 billion of interest rate swap agreements designated as cash flow hedges of variable rate commercial real estate loans and $3.8 billion of interest rate swap agreements designated as fair value hedges of fixed rate long-term borrowings.  There were no interest rate swap agreements designated as cash flow hedges at March 31, 2017.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and coincident with the Company’s adoption of amended hedge accounting guidance on January 1, 2018 is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  Prior to 2018, hedge ineffectiveness was recorded in “other revenues from operations” in the Company’s consolidated statement of income.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended March 31, 2018, March 31, 2017 and December 31, 2017 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 9 of Notes to Financial Statements.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.17% and 2.07%, respectively, at March 31, 2018.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 9 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended March 31
.	2018		2017
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(580)	—%	$—	—%
Interest expense	(1,529)	(.01)	(3,648)	(.02)
Net interest income/margin	$949	.01%	$3,648	.01%
Average notional amount	$7,631,667		$900,000
Rate received (b)		2.04%		3.75%
Rate paid (b)		1.99%		2.13%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

In addition to interest rate swap agreements, the Company has entered into interest rate floor agreements that are accounted for in the trading account rather than as hedging instruments but, nevertheless, provide the Company with protection against the possibility of future declines in interest rates on earning assets.  At March 31, 2018 and December 31, 2017, outstanding notional amounts of such agreements totaled $15.6 billion and $6.3 billion, respectively.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions.  Short-term federal funds borrowings were $177 million, $128 million and $125 million at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  In general, those borrowings were unsecured and matured on the next business day.  Also included in short-term borrowings at March 31, 2018 were overnight borrowings from the Federal Home Loan Bank of New York totaling $1.4 billion.  Such borrowings were entered into by the Company to manage its liquidity position.  In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $278 million at March 31, 2018, $193 million at March 31, 2017 and $178 million at December 31, 2017.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-

bearing checking deposit accounts which aggregated approximately $1.3 billion at each of March 31, 2018 and December 31, 2017, compared with $1.2 billion at March 31, 2017.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at March 31, 2018, March 31, 2017 or December 31, 2017.  The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $1.0 billion at each of March 31, 2018 and December 31, 2017 and $1.3 billion at March 31, 2017.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at March 31, 2018 approximately $499 million was available for payment of dividends to M&T from bank subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 4 of Notes to Financial Statements.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At March 31, 2018, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $7.6 billion.  In addition, the Company has entered into $2.0 billion of forward-starting interest rate swap agreements that will become effective as a like amount of currently effective swap agreements mature.

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

The accompanying table as of March 31, 2018 and December 31, 2017 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	March 31, 2018	December 31, 2017
	(In thousands)

+200 basis points	$67,061	81,570
+100 basis points	55,208	64,434
-100 basis points	(122,456)	(94,014)

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

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets.  That impact is most notable on the values assigned to some of the Company’s investment securities.  Information about the fair valuation of investment securities is presented herein under the heading “Capital” and in notes 2 and 11 of Notes to Financial Statements.

The Company engages in limited trading account activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans.  Financial instruments utilized in trading account activities consist predominantly of interest rate contracts, such as interest rate swap agreements, and forward and futures contracts related to foreign currencies.  The Company generally mitigates the foreign currency and interest rate risk associated with trading account activities by entering into offsetting trading positions that are also included in the trading account.  The fair values of trading account positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 9 of Notes to Financial Statements.  The amounts of gross and net trading account positions, as well as the type of trading account activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors.  However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading account activities.

The notional amounts of interest rate contracts entered into for trading account purposes totaled $39.5 billion at March 31, 2018, $22.3 billion at March 31, 2017 and $29.9 billion at December 31, 2017.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $538 million at March 31, 2018, compared with $496 million at March 31, 2017 and $530 million at December 31, 2017.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized were $141 million and $237 million, respectively, at March 31, 2018 and $133 million and $137 million, respectively, at December 31, 2017.  The fair value asset and liability amounts at March 31, 2018 have been reduced by contractual settlements of $236 million and $6 million, respectively.  Included in trading account assets were assets related to deferred compensation plans aggregating $21 million at March 31, 2018, $22 million at March 31, 2017 and $23 million at December 31, 2017.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at March 31, 2018 were $26 million of liabilities related to deferred compensation plans, compared with $25 million at March 31, 2017 and $27 million at December 31, 2017.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $25 million at March 31, 2018, compared with $24 million at each of March 31, 2017 and December 31, 2017.

Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s trading account activities.  Additional information about the Company’s use of derivative financial instruments in its trading account activities is included in note 9 of Notes to Financial Statements.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio.  A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the first quarter of 2018 was $43 million, compared with $55 million in the year-earlier quarter and $31 million in the fourth quarter of 2017.  Net charge-offs of loans were $41 million in the recent quarter, compared with $43 million and $27 million in the first and fourth quarters of 2017, respectively.  Net charge-offs as an annualized percentage of average loans and leases were .19% in each of the first quarters of 2018 and 2017, compared with .12% in the final 2017 quarter.  A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	First Quarter 2018	First Quarter 2017	Fourth Quarter 2017
	(In thousands)

Commercial, financial, leasing, etc.	$9,758	11,896	4,744
Real estate:
Commercial	1,143	3,971	(4,404)
Residential	2,844	4,752	1,717
Consumer	26,782	21,948	25,071
	$40,527	42,567	27,128

Included in net charge-offs of consumer loans were net charge-offs of: automobile loans of $10 million in the initial 2018 quarter and $9 million in each of the first and fourth quarters of 2017; recreational vehicle loans of $5 million in each of the first quarters of 2018 and 2017 and the fourth quarter of 2017; and home equity loans and lines of credit secured by one-to-four family residential properties of $2 million in the recent quarter and $3 million in each of the first and fourth quarters of 2017.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses.  Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates.  For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans.  The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet.  The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect.  The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans, including its estimates of lifetime principal losses. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances.  Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.  The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $939 million, $1.6 billion and $1.0 billion at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of March 31, 2018 and December 31, 2017 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	March 31, 2018	December 31, 2017
	(In thousands)

Commercial, financial, leasing, etc.	$3,747	3,586
Commercial real estate	28,238	28,783
Residential real estate	32,957	33,880
Consumer	7,228	7,482
Total	$72,170	73,731

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired in 2015 at a premium was $11.0 billion and $11.5 billion at March 31, 2018 and December 31, 2017, respectively. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount.  Rather, subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans aggregated $865 million or .99% of total loans and leases outstanding at March 31, 2018, compared with $927 million or 1.04% a year earlier and $883 million or 1.00% at December 31, 2017. The lower levels of nonaccrual loans at the two most recent quarter-ends as compared with March 31, 2017 reflect the effect of borrower repayment performance and charge-offs.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $235 million, or .27% of total loans and leases at March 31, 2018, compared with $280 million or .31% at March 31, 2017 and $244 million or .28% at December 31, 2017.  Those amounts included loans guaranteed by government-related entities of $224 million, $253 million and $235 million at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $194 million at March 31, 2018, $197 million at March 31, 2017 and $207 million at December 31, 2017.  The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.
Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments.  Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The carrying amount of such loans was $378 million at March 31, 2018, or .4% of total loans. Of that amount, $357 million was related to the Hudson City acquisition. Purchased impaired loans totaled $553 million and $410 million at March 31, 2017 and December 31, 2017, respectively.

The Company modified the terms of select loans in an effort to assist borrowers.  If the borrower was experiencing financial difficulty and a concession was granted, the Company considered such modifications as troubled debt restructurings.  Loan modifications included such actions as the extension of loan maturity dates and the lowering of interest rates and monthly payments.  The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. In accordance with GAAP, the modified loans are included in impaired loans for purposes of determining the level of the allowance for credit losses.  Information about modifications of loans that are considered troubled debt restructurings is included in note 3 of Notes to Financial Statements.

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance.  Such loans aggregated $191 million, $174 million and $189 million at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.

Nonaccrual commercial loans and leases totaled $263 million, $261 million and $241 million at March 31, 2018, March 31, 2017 and December 31, 2017, respectively. Commercial real estate loans in nonaccrual status aggregated $167 million, $211 million and $202 million at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  Nonaccrual commercial real estate loans included construction-related loans of $14 million, $28 million and $17 million at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  Those nonaccrual construction loans included loans to residential builders and developers of $5 million, $14 million and $6 million at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.

Nonaccrual residential real estate loans totaled $333 million at March 31, 2018, compared with $350 million at March 31, 2017 and $332 million at December 31, 2017.  Reflected in residential real estate loans classified as nonaccrual were previously performing loans obtained in the acquisition of Hudson City that became more than 90 days delinquent.  Such nonaccrual residential real estate loans aggregated $223 million at March 31, 2018, $207 million at March 31, 2017 and $215 million at December 31, 2017. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making loan payments at the time and the loans were not recorded at a discount. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $99 million at March 31, 2018 (including $70 million obtained in the acquisition of Hudson City), $113 million at March 31, 2017 and $96 million at December 31, 2017.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Such loans in the Company’s portfolio prior to the Hudson City transaction were originated by the Company before 2008. Hudson City discontinued its limited documentation loan program in January 2014.  Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) aggregated $222 million at March 31, 2018, compared with $251 million at March 31, 2017 and $233 million at December 31, 2017.  A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2018 is presented in the accompanying table.

Nonaccrual consumer loans were $102 million at March 31, 2018, compared with $104 million at March 31, 2017 and $108 million at December 31, 2017.  Included in nonaccrual consumer loans at March 31, 2018, March 31, 2017 and December 31, 2017 were: automobile loans of $21 million, $16 million, and $24 million, respectively; recreational vehicle loans of $5 million, $5 million and $6 million, respectively; and outstanding balances of home equity loans and lines of credit of $73 million, $80 million and $75 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended March 31, 2018 is presented in the accompanying table.

Information about past due and nonaccrual loans as of March 31, 2018 and December 31, 2017 is also included in note 3 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

	March 31, 2018			Quarter Ended March 31, 2018
		Nonaccrual		Net Charge-offs (Recoveries)
					Annualized Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,431,218	$75,285	1.39%	$701	.05%
Pennsylvania	1,345,809	15,435	1.15	162	.05
Maryland	1,102,398	14,808	1.34	215	.08
New Jersey	4,118,156	57,552	1.40	1,368	.13
Other Mid-Atlantic (a)	992,460	11,232	1.13	(129)	(.05)
Other	3,063,724	59,582	1.94	1,031	.13
Total	$16,053,765	$233,894	1.46%	$3,348	.08%
Residential construction loans:
New York	$6,635	$—	—%	$—	—%
Pennsylvania	3,445	343	9.96	—	—
Maryland	2,396	—	—	—	—
New Jersey	1,964	—	—	—	—
Other Mid-Atlantic (a)	4,478	—	—	—	—
Other	6,079	72	1.18	(2)	(.14)
Total	$24,997	$415	1.66%	$(2)	(.03%)
Limited documentation first mortgages:
New York	$1,252,813	$37,988	3.03%	$(431)	(.14%)
Pennsylvania	60,035	5,134	8.55	147	.97
Maryland	36,010	2,945	8.18	2	.02
New Jersey	1,104,562	26,201	2.37	178	.06
Other Mid-Atlantic (a)	28,333	1,815	6.41	(94)	(1.34)
Other	400,431	24,894	6.22	(304)	(.30)
Total	$2,882,184	$98,977	3.43%	$(502)	(.07%)
First lien home equity loans and lines of credit:
New York	$1,230,871	$14,010	1.14%	$509	.17%
Pennsylvania	765,007	7,833	1.02	497	.26
Maryland	631,833	7,508	1.19	262	.17
New Jersey	63,945	256	.40	(2)	(.01)
Other Mid-Atlantic (a)	202,161	2,501	1.24	(5)	(.01)
Other	24,631	891	3.62	9	.14
Total	$2,918,448	$32,999	1.13%	$1,270	.18%
Junior lien home equity loans and lines of credit:
New York	$815,117	$18,909	2.32%	$334	.16%
Pennsylvania	309,711	3,894	1.26	(9)	(.01)
Maryland	674,292	11,139	1.65	700	.41
New Jersey	99,792	1,511	1.51	11	.04
Other Mid-Atlantic (a)	281,550	2,808	1.00	143	.20
Other	44,604	1,482	3.32	(54)	(.50)
Total	$2,225,066	$39,743	1.79%	$1,125	.20%
Limited documentation junior lien:
New York	$699	$—	—%	$3	1.43%
Pennsylvania	289	17	5.88	5	7.11
Maryland	1,311	61	4.65	1	.15
New Jersey	383	—	—	—	—
Other Mid-Atlantic (a)	598	—	—	—	—
Other	3,845	349	9.08	4	.47
Total	$7,125	$427	5.99%	$13	.73%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $102 million at March 31, 2018, compared with $119 million at March 31, 2017 and $112 million at December 31, 2017.  Net gains or losses associated with real estate and other foreclosed assets were not material during the three-month periods ended March 31, 2018, March 31, 2017 or December 31, 2017.  At March 31, 2018, the Company’s holding of residential real estate-related properties comprised approximately 98% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENOGIATED AND IMPAIRED LOAN DATA

	2018	2017 Quarters
	First Quarter	Fourth	Third	Second	First
	(Dollars in thousands)

Nonaccrual loans	$864,671	882,598	869,362	872,374	926,675
Real estate and other foreclosed assets	101,514	111,910	110,515	104,424	119,155
Total nonperforming assets	$966,185	994,508	979,877	976,798	1,045,830
Accruing loans past due 90 days or more(a)	$235,325	244,405	261,288	265,461	280,019
Government guaranteed loans included in totals above:
Nonaccrual loans	$36,618	35,677	34,687	39,296	39,610
Accruing loans past due 90 days or more	223,611	235,489	252,072	235,227	252,552
Renegotiated loans	$226,829	221,513	226,672	221,892	191,343
Acquired accruing loans past due 90 days or more(b)	$49,349	47,418	56,225	57,498	63,732
Purchased impaired loans(c):
Outstanding customer balance	$643,124	688,091	779,340	838,476	890,431
Carrying amount	378,000	410,015	466,943	512,393	552,935

Nonaccrual loans to total loans and leases, net of unearned discount	.99%	1.00%	.99%	.98%	1.04%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.10%	1.13%	1.11%	1.10%	1.17%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.27%	.28%	.30%	.30%	.31%

(a)     Excludes loans acquired at a discount.  Predominantly residential real estate loans.

(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2018 in light of:  (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company.  While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the volatile nature of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 53% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

As described in note 3 of Notes to Financial Statements, the Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans.  Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans totaled $2.3 billion at March 31, 2018, compared with $2.5 billion at each of March 31 and December 31, 2017.  Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most of those loans.

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

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At March 31, 2018, approximately 57% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 69% (or approximately 30% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At March 31, 2018 and 2017, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $13 million, compared with $10 million at December 31, 2017.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2018, approximately 82% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 22% were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 3 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan-by-loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 43% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained at a discount in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components.  Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. For loans acquired at a discount, the impact of estimated future credit losses represents the predominant difference between contractually required payments and the cash flows expected to be collected. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 3 of Notes to Financial Statements.

Management believes that the allowance for credit losses at March 31, 2018 appropriately reflected credit losses inherent in the portfolio as of that date.  The allowance for credit losses was $1.02 billion, or 1.16% of total loans and leases at each of March 31, 2018 and December 31, 2017, compared with $1.00 billion or 1.12%, at March 31, 2017.  The ratio of the allowance to total loans and leases at each respective date reflects the impact of loans obtained in acquisition transactions subsequent to 2008 that have been recorded at estimated fair value. GAAP prohibits any carry-over of an allowance for credit losses for acquired loans recorded at fair value.  However, for loans acquired at a premium, GAAP provides that an allowance for credit losses be recognized for incurred losses inherent in the portfolio.  The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein.  Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods.  The ratio of the allowance for credit losses to nonaccrual loans was 118% at March 31, 2018, compared with 108% at March 31, 2017 and 115% at December 31, 2017.  Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $459 million in the first quarter of 2018, compared with $447 million in the corresponding quarter of 2017 and $484 million in the final 2017 quarter.  The recent quarter’s improvement as compared with the initial 2017 quarter reflects higher trust income and $23 million of income from Bayview Lending Group LLC (“BLG”), partially offset by unrealized losses on investments in equity securities that, beginning in 2018, are reflected in the consolidated statement of income.  As compared with the fourth quarter of 2017, the recent quarter’s income from BLG was more than offset by a decline in mortgage banking revenues and gains realized from the sale of investment securities in 2017.

Mortgage banking revenues were $87 million in the first quarter of 2018, compared with $85 million in the first quarter of 2017 and $96 million in the final 2017 quarter.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $62 million in each of the first quarter of 2018 and the final 2017 quarter, compared with $58 million in the first quarter of 2017.  The higher residential mortgage banking revenues in the recent quarter as compared with the first quarter of 2017 were largely the result of increased mortgage servicing income, partially offset by lower gains on sales of residential mortgage loans.

New commitments to originate residential real estate loans to be sold were approximately $625 million in the initial quarter of 2018, compared with $727 million in the year-earlier quarter and $696 million in the final quarter of 2017. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $12 million in the first quarter of 2018, $14 million in the first quarter of 2017 and $13 million in the fourth quarter of 2017.

Loans held for sale that were secured by residential real estate aggregated $288 million at March 31, 2018, $297 million at March 31, 2017 and $356 million at December 31, 2017.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $522 million and $343 million, respectively, at March 31, 2018, compared with $641 million and $474 million, respectively, at March 31, 2017 and $595 million and $347 million, respectively, at December 31, 2017.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $8 million and $13 million at March 31, 2018 and March 31, 2017, respectively, and $10 million at December 31, 2017.  Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases in revenues of $2 million in each of the first quarters of 2018 and 2017 and $5 million in the final quarter of 2017.

Revenues from servicing residential real estate loans for others were $50 million in the first quarter of 2018, compared with $44 million and $49 million during the quarters ended March 31, 2017 and December 31, 2017, respectively.  Residential real estate loans serviced for others totaled $78.3 billion at March 31, 2018, $63.7 billion at March 31, 2017 and $79.2 billion at December 31, 2017.  Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $55.8 billion, $40.8 billion and $56.6 billion at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  Revenues earned for sub-servicing loans totaled $30 million for the quarter ended March 31, 2018, $23 million for the quarter ended March 31, 2017, and $29 million in the fourth quarter of 2017. During 2017, the Company acquired additional sub-servicing of residential real estate loans as follows:  in March, approximately $12.4 billion of outstanding principal balances were added; in June, outstanding principal balances of approximately $11.2 billion were added; and during September, approximately $12.0 billion of outstanding principal balances were added. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 14 of Notes to Financial Statements.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company.  Capitalized residential mortgage servicing assets aggregated $116 million at March 31, 2018, $118 million at March 31, 2017 and $115 million at December 31, 2017.

Commercial mortgage banking revenues aggregated $25 million in the recent quarter, compared with $27 million in the year-earlier period and $34 million in the fourth quarter of 2017.  Included in such amounts were revenues from loan origination and sales activities of $12 million in the first quarter of 2018, $15 million in the corresponding quarter of 2017 and $19 million in the final 2017 quarter. Commercial real estate loans originated for sale to other investors were approximately $518 million in the recent quarter, compared with $308 million and $816 million in the first and fourth quarters of 2017, respectively. Loan servicing revenues totaled $13 million in the most recent quarter, compared with $12 million in the initial quarter of 2017 and $14 million in the fourth quarter of 2017.  Capitalized commercial mortgage servicing assets were $112 million and $106 million at March 31, 2018 and March 31, 2017, respectively, and $114 million at December 31, 2017.  Commercial real estate loans serviced for other investors totaled $16.3 billion at March 31, 2018, $15.1 billion a year earlier and $16.2 billion at December 31, 2017 and included $3.3 billion, $3.0 billion and $3.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $455 million and $289 million, respectively, at March 31, 2018, $373 million and $298 million, respectively, at March 31, 2017 and $217 million and $195 million, respectively, at December 31, 2017.  Commercial real estate loans held for sale at March 31, 2018, March 31, 2017 and December 31, 2017 were $167 million, $75 million and $22 million, respectively.

Service charges on deposit accounts were $105 million in the recent quarter, compared with $104 million in the year-earlier quarter and $108 million in the fourth quarter of 2017.  Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $13 million in each of the first quarter of 2018 and fourth quarter of 2017, compared with $17 million in the first quarter of 2017.  Trading account and foreign exchange activity resulted in gains of $5 million during the most recent quarter, compared with gains of $10 million in each of the first and fourth quarters of 2017. The recent quarter decline as compared with the earlier quarters was due largely to valuation changes on interest rate floor agreements that are not accounted for as hedging instruments but, nevertheless, provide the Company with protection against the possibility of future declines in interest rates on its earnings assets.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 9 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Trust income includes fees related to two significant businesses.  The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income aggregated $131 million in the recent quarter, compared with $120 million in the year-earlier quarter and $130 million in the fourth quarter of 2017.  Revenues associated with the ICS business were approximately $67 million during each of the first quarter of 2018 and the fourth quarter of 2017 and $60 million in the first quarter of 2017. The higher revenues in the two most recent quarters as compared with the first quarter of 2017 reflect increased fees earned from money-market funds, stronger sales activities and higher retirement services income from growth in collective funds balances. Revenues attributable to WAS totaled approximately $61 million, $54 million and $58 million for the three-month periods ended March 31, 2018, March 31, 2017 and December 31, 2017, respectively. The higher revenues in the two most recent quarters as compared with the initial 2017 quarter reflect stronger sales activities and favorable equity market performance.  Total trust assets, which include assets under management and assets under administration, totaled $243.4 billion at March 31, 2018, compared with $219.0 billion at March 31, 2017 and $241.5 billion at December 31, 2017.  Trust assets under management were $82.9 billion, $73.6 billion and $82.5 billion at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  Trust assets under management include the Company’s proprietary mutual funds assets of $10.6 billion, $10.7 billion and $11.2 billion at March 31, 2018, March 31, 2017 and December 31, 2017, respectively.  Additional trust income from investment management activities was $4 million in the recent quarter, compared with $6 million in the first quarter of 2017 and $5 million in the fourth quarter of 2017.  That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager.  Assets managed by that affiliated manager were $6.7 billion at each of March 31, 2018 and December 31, 2017 and $6.9 billion at March 31, 2017.  The Company’s trust income from that affiliate was not material during any of the quarters then-ended.

The Company recognized net losses on investment securities of $9 million in the first quarter of 2018, compared with gains of $21 million in the final 2017 quarter.  There were no gains or losses on investment securities in the initial quarter of 2017.  The losses in the recent quarter represented unrealized losses on investments in equity securities, largely Fannie Mae and Freddie Mac preferred stock.  The gains realized in the fourth quarter of 2017 resulted from the sale of a portion of the Company’s holdings of preferred stock of Fannie Mae and Freddie Mac.

Other revenues from operations were $126 million in the first quarter of 2018, compared with $111 million in the similar quarter of 2017 and $106 million in the fourth quarter of 2017.  The most significant contributor to the recent quarter’s increase as compared with the first and fourth quarters of 2017 was $23 million of income received from BLG.  Information about the Company’s relationship with BLG and its affiliates is included in note 14 of Notes to Financial Statements.  Partially offsetting that improvement as compared with the first quarter of 2017 were lower letter of credit and other credit-related fees. Included in other revenues from operations were the following significant components.  Letter of credit and other credit-related fees aggregated $29 million in each of the two most recent quarters, compared with $34 million in the initial quarter of 2017.  Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $11 million in the first quarter of 2018, compared with $15 million in the first quarter of 2017 and $13 million in the final 2017 quarter.  Revenues from merchant discount and credit card fees were $28 million in the recent quarter, compared with $27 million and $32 million in the first and fourth quarters of 2017, respectively.  Insurance-related sales commissions and other revenues totaled $13 million in the first quarter of 2018, compared with $12 million and $10 million in the first and fourth quarters of 2017, respectively.

Other Expense

Other expense aggregated $933 million in the first quarter of 2018, compared with $788 million in the corresponding 2017 quarter and $796 million in the fourth quarter of 2017. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $7 million in each of the first quarter of 2018 and the fourth 2017 quarter, compared with $8 million in the first quarter of 2017. Exclusive of those nonoperating expenses, noninterest operating expenses were $927 million in the initial quarter of 2018, compared with $779 million in the similar 2017 quarter and $789 million in the final quarter of 2017.  The most significant factor associated with the increased level of operating expenses in the recent quarter as compared with the year-earlier quarter and the fourth quarter of 2017 was a $135 million increase in the reserve for litigation matters. The recent quarter’s rise in noninterest operating expenses as compared with the fourth quarter of 2017 also reflected seasonally higher stock-based compensation and employee benefits expenses offset, in part, by a $44 million contribution to The M&T Charitable Foundation made in the final 2017 quarter. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense aggregated $463 million in 2018’s first quarter, compared with $450 million in the year-earlier quarter and $403 million in the fourth quarter of 2017. The higher salaries and employee benefits expense in the recent quarter as compared with the first quarter of 2017 largely reflects the impact of annual merit increases for employees and higher incentive-based compensation. The higher level of expenses in the recent quarter as compared with the final quarter of 2017 was attributable to seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2018 and 2017 included $23 million and $20 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $35 million and $33 million in the three-month periods ended March 31, 2018 and March 31, 2017, respectively, and $9 million in the three-month period ended December 31, 2017. The number of full-time equivalent employees was 16,531 at March 31, 2018, compared with 16,409 and 16,456 at March 31, 2017 and December 31, 2017, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $463 million and $330 million in the quarters ended March 31, 2018 and March 31, 2017, respectively, and $386 million in the final quarter of 2017.  The higher nonpersonnel operating expenses in the recent quarter as compared with the year-earlier quarter reflected the $135 million increase in the reserve for litigation matters, partially offset by lower Federal Deposit Insurance Corporation (“FDIC”) assessments. As compared with the fourth quarter of 2017, the recent quarter’s increase to the reserve for litigation matters was offset, in part, by the impact of the $44 million cash contribution made in the final 2017 quarter to The M&T Charitable Foundation.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 64.0% during the recent quarter, compared with 56.9% and 54.7% in the first and fourth quarters of 2017, respectively. The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $105 million in the recent quarter, compared with $169 million in the year-earlier quarter and $306 million in the final quarter of 2017.  The effective tax rates were 23.0%, 32.7% and 48.7% for the quarters ended March 31, 2018, March 31, 2017 and December 31, 2017, respectively. The enactment of the Tax Act that was signed into law on December 22, 2017 impacted the effective tax rates in the two most recent quarters. The Tax Act reduced the corporate Federal income tax rate from 35% to 21% effective January 1, 2018 and made other changes to U.S. corporate income tax laws. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by the Company in the fourth quarter of 2017 related to the Tax Act was $85 million. That additional expense was largely attributable to the reduction in carrying value of net deferred tax assets reflecting lower future tax benefits resulting from the lower corporate tax rate.  GAAP also requires that excess tax benefits and tax deficiencies associated with share-based compensation be recognized as a discreet component of income tax expense in the income statement. As a result, the Company recognized reductions of income tax expense of $9 million and $18 million in the initial quarters of 2018 and 2017, respectively.  The impact of that requirement in the fourth quarter of 2017 was not significant.

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

Capital

Shareholders’ equity was $15.7 billion at March 31, 2018, representing 13.24% of total assets, compared with $16.2 billion or 13.16% a year earlier and $16.3 billion or 13.70% at December 31, 2017.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of March 31, 2018, March 31, 2017 and December 31, 2017.  Reflecting the impact of repurchases of M&T’s common stock, common shareholders’ equity was $14.5 billion, or $98.60 per share, at March 31, 2018, compared with $15.0 billion, or $97.40 per share, a year earlier and $15.0 billion, or $100.03 per share, at December 31, 2017.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $66.99 at the end of the recent quarter, compared with $67.16 at March 31, 2017 and $69.08 at December 31, 2017.  The Company’s ratio of tangible common equity to tangible assets was 8.63% at March 31, 2018, compared with 8.71% a year earlier and 9.10% at December 31, 2017.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $162 million, or $1.10 per common share, at March 31, 2018, compared with net unrealized losses of $18 million, or $.11 per common share, at March 31, 2017 and $44 million, or $.29 per common share, at December 31, 2017.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of March, 31, 2018 and December 31, 2017 is included in note 2 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at March 31, 2018 were pre-tax effect unrealized gains of $24 million on securities with an amortized cost of $1.4 billion and pre-tax effect unrealized losses of $235 million on securities with an amortized cost of $9.1 billion.  Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 11 of Notes to Financial Statements.

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

As of March, 31, 2018, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate.  As of March 31, 2018, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 11 of the Notes to Financial Statements.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at March 31, 2018 and December 31, 2017, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $129 million and $136 million, respectively, and a fair value of $113 million and $111 million, respectively.  At March 31, 2018, 84% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 19% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 17% at March 31, 2018, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 33% and 67% respectively. Given the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of March 31, 2018, those privately issued mortgage-backed securities were not other-than-temporarily impaired.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $297 million, or $2.03 per common share, at March 31, 2018, $269 million, or $1.75 per common share, at March 31, 2017 and $305 million, or $2.03 per common share, at December 31, 2017.

On February 5, 2018, M&T received notice of non-objection from the Federal Reserve to repurchase an additional $745 million of shares of its common stock by June 30, 2018.  This amount is in addition to the previously announced $900 million of common stock authorized for repurchase.  The additional repurchases of up to $745 million are being made under the terms of a stock repurchase program approved by M&T’s Board of Directors on February 21, 2018.  During the first quarter of 2018, M&T repurchased 3,783,282 shares of its common stock at a total cost of $721 million.  Repurchases of common stock in the final 2017 quarter totaled 1,343,356 shares at a cost of $224 million, while in the first quarter of 2017 M&T repurchased 3,233,196 shares for $532 million.  As of March 31, 2018, M&T has remaining authorization to repurchase up to $475 million of its common shares during the second quarter of 2018.

Cash dividends declared on M&T’s common stock totaled $112 million in the initial quarter of 2018, compared with $116 million and $113 million in the three-month periods ended March 31, 2017 and December 31, 2017, respectively. Cash dividends declared on preferred stock aggregated $18 million in each of the first quarter of 2018, the first quarter of 2017 and the fourth quarter of 2017.

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

In addition, capital regulations provide for the phase-in of a “capital conservation buffer” composed entirely of CET1 on top of these minimum risk-weighted asset ratios. When fully phased-in on January 1, 2019 the capital conservation buffer will be 2.5%. For 2018, the phase-in transition portion of that buffer is 1.875%.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2018 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2018

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.59%	10.84%	68.88%
Tier 1 capital	11.86%	10.84%	68.88%
Total capital	14.35%	12.94%	69.41%
Tier 1 leverage	10.15%	9.29%	12.95%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes regular examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2017.

Segment Information

The Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 13 of Notes to Financial Statements.  As disclosed in M&T’s Form 10-K for the year ended December 31, 2017, during the second quarter of 2017 the Company revised its funds transfer pricing allocation related to certain deposit categories.  As a result of the changes and as described in note 13 of Notes to Financial Statements, financial information for the first quarter of 2017 has been reclassified to provide segment information on a comparable basis. Additionally, each reportable segment benefited from a lower corporate Federal income tax rate in the recent quarter due to the enactment of the Tax Act, as compared with the first and fourth quarters of 2017.

Net income of the Business Banking segment was $38 million during the quarter ended March 31, 2018, compared with $25 million in the year-earlier quarter and $31 million in the fourth quarter of 2017.  As compared with the initial 2017 quarter, the improvement reflected an $8 million increase in net interest income, a $3 million decline in the provision for credit losses, due to lower net charge-offs, and the lower income tax rate in 2018. The higher net interest income reflected a widening of the net interest margin on deposits of 26 basis points. The increase in net income in the recent quarter as compared with the final quarter of 2017 was predominantly due to the lower income tax rate.

The Commercial Banking segment contributed net income of $125 million in the recent quarter, compared with $113 million in the first quarter of 2017 and $109 million in the final 2017 quarter.  The 11% improvement in the first quarter of 2018 as compared with the corresponding quarter of 2017 was primarily the result of the reduction in the income tax rate.  Partially offsetting that factor were a $6 million increase in the provision for credit losses, mainly due to higher net charge-offs, a $6 million decline in letter of credit and credit-related fees and higher allocated operating expenses associated with data processing, risk management and other support services provided to the Commercial Banking segment. As compared with 2017’s fourth quarter, the higher recent quarter net income was primarily due to the lower income tax rate offset, in part, by a $6 million decline in net interest income and a $6 million rise in the provision for credit losses, due to higher net charge-offs. The lower net interest income reflected two less days in the recent quarter and a narrowing of the net interest margin on loans of 8 basis points.

Net income of the Commercial Real Estate segment was $108 million in the first quarter of 2018, compared with $85 million in the year-earlier period and $95 million in the fourth quarter of 2017.  The results in the recent quarter as compared with the initial 2017 quarter reflected a $7 million increase in net interest income, decreases of $3 million in each of the provision for credit losses, due to lower net charge-offs, and FDIC assessments, and the lower income tax rate.  The higher net interest income was largely attributable to a widening of the net interest margin on deposits and loans of 49 basis points and 6 basis points, respectively.  The increase in net income in the recent quarter as compared with the final quarter of 2017 resulted primarily from the lower income tax rate, partially offset by a $6 million rise in the provision for credit losses, primarily due to net recoveries in the 2017 quarter, decreased mortgage banking revenues of $5 million, reflecting lower origination volumes, and a $4 million decline in net interest income, reflecting two less days in the recent quarter.

Net income earned by the Discretionary Portfolio segment totaled $20 million during the three-month period ended March 31, 2018, compared with $34 million in the year-earlier period and $40 million in the fourth quarter of 2017. As compared with the first quarter of 2017, the recent quarter’s decline in net income was primarily due to a $16 million decrease in net interest income and $9 million of unrealized losses on equity securities that, beginning in 2018, are reflected in the income statement, offset, in part, by the impact of the lower income tax rate in 2018. The decline in net interest income reflected lower average loan balances of $2.9 billion and a narrowing of the net interest margin on investment securities of 12 basis points.  The decline in net income in the recent quarter as compared with the immediately preceding quarter reflected $18 million of realized gains from the sale of Fannie Mae and Freddie Mac preferred stock in 2017’s final quarter and the $9 million of unrealized losses on equity securities in the recent quarter offset, in part, by the impact of the lower income tax rate in 2018.

The Residential Mortgage Banking segment contributed net income of $15 million in the recent quarter, compared with $10 million in the year-earlier quarter and $8 million in 2017’s fourth quarter. The higher net income in the recent quarter as compared with the initial 2017 quarter was due to higher servicing revenues (including intersegment revenues) and lower servicing-related costs which were partially offset by lower revenues associated with mortgage origination and sales activities (including intersegment revenues). As compared with the final quarter of 2017, higher net income in the recent quarter was primarily the result of reduced professional services costs and other expenses related to servicing residential real estate loans.

Net income of the Retail Banking segment totaled $123 million in the first quarter of 2018, compared with $86 million in the similar quarter of 2017 and $95 million in the final 2017 quarter. The 43% improvement in net income in the recent quarter as compared with the year-earlier period reflected a $25 million increase in net interest income and the impact of the lower income tax rate in 2018. The higher net interest income reflected a widening of the net interest margin on deposits of 39 basis points, partially offset by a $3.7 billion decrease in average outstanding deposit balances. The recent quarter’s improved net contribution as compared with the fourth quarter of 2017 was largely due to: a $6 million decrease in advertising and marketing expenses; a $6 million rise in net interest income, reflecting a widening of the net interest margin on deposits of 15 basis points which was partially offset by the impact of two less days in the recent quarter; a $4 million decrease in credit card fees and merchant expenses; and the lower income tax rate in 2018.  Those favorable factors were offset, in part, by a $4 million decrease in service charges on deposit accounts and a $3 million decrease in merchant discount and credit card fees.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating results and distributions associated with BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in net losses totaling $77 million for the quarter ended March 31, 2018, $3 million in the year-earlier quarter and $55 million in the fourth quarter of 2017. The net loss in the first quarter of 2018 as compared with the year-earlier quarter largely reflected an increase to the reserve for litigation matters of $135 million to reflect the status of pre-existing litigation and higher professional and other outside services of $19 million, reflecting legal, consulting and advisory expenses. Partially offsetting those items were the following favorable recent quarter factors: $23 million of income from BLG; lower provision for credit losses of $15 million; higher trust income of $11 million, largely the result of increased revenues from the WAS and ICS businesses; and the favorable impact from the Company’s allocation methodologies. As compared with the immediately preceding quarter, the higher net loss in the recent quarter reflected the increased reserve for litigation matters of $135 million and higher personnel-related expenses of $55 million, reflecting annual merit increases and seasonally higher incentive and stock-based compensation and employee benefits. Those unfavorable factors were offset, in part, by the impact of a $44 million contribution to The M&T Charitable Foundation in the final 2017 quarter, the $23 million of income from BLG in the first quarter of 2018, and the favorable impact from the Company’s allocation methodologies.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2018	2017 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,086,959	1,083,146	1,066,038	1,039,149	1,014,032
Interest expense	106,633	102,689	100,076	92,213	91,773
Net interest income	980,326	980,457	965,962	946,936	922,259
Less: provision for credit losses	43,000	31,000	30,000	52,000	55,000
Other income	458,696	484,053	459,429	460,816	446,845
Less: other expense	933,344	795,813	806,025	750,635	787,852
Income before income taxes	462,678	637,697	589,366	605,117	526,252
Applicable income taxes	105,259	306,287	224,615	215,328	169,326
Taxable-equivalent adjustment	4,809	9,007	8,828	8,736	7,999
Net income	$352,610	322,403	355,923	381,053	348,927
Net income available to common shareholders-diluted	$332,749	302,486	335,804	360,662	328,567
Per common share data
Basic earnings	$2.24	2.01	2.22	2.36	2.13
Diluted earnings	2.23	2.01	2.21	2.35	2.12
Cash dividends	$.75	.75	.75	.75	.75
Average common shares outstanding
Basic	148,688	150,063	151,347	152,857	154,427
Diluted	148,905	150,348	151,691	153,276	154,949
Performance ratios, annualized
Return on
Average assets	1.22%	1.06%	1.18%	1.27%	1.15%
Average common shareholders’ equity	9.15%	8.03%	8.89%	9.67%	8.89%
Net interest margin on average earning assets (taxable- equivalent basis)	3.71%	3.56%	3.53%	3.45%	3.34%
Nonaccrual loans to total loans and leases, net of unearned discount	.99%	1.00%	.99%	.98%	1.04%
Net operating (tangible) results (a)
Net operating income (in thousands)	$357,498	326,664	360,658	385,974	354,035
Diluted net operating income per common share	$2.26	2.04	2.24	2.38	2.15
Annualized return on
Average tangible assets	1.28%	1.12%	1.25%	1.33%	1.21%
Average tangible common shareholders’ equity	13.51%	11.77%	13.03%	14.18%	13.05%
Efficiency ratio (b)	63.98%	54.65%	56.00%	52.74%	56.93%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$117,684	120,226	119,515	120,765	122,978
Total tangible assets (c)	113,041	115,584	114,872	116,117	118,326
Earning assets	107,231	109,412	108,642	109,987	112,008
Investment securities	14,467	14,808	15,443	15,913	15,999
Loans and leases, net of unearned discount	87,766	87,837	88,386	89,268	89,797
Deposits	91,119	93,469	93,134	94,201	96,300
Common shareholders’ equity (c)	14,827	15,039	15,069	15,053	15,091
Tangible common shareholders’ equity (c)	10,184	10,397	10,426	10,405	10,439
At end of quarter
Total assets (c)	$118,623	118,593	120,402	120,897	123,223
Total tangible assets (c)	113,982	113,947	115,761	116,251	118,573
Earning assets	107,976	107,786	109,365	109,976	112,287
Investment securities	14,067	14,665	15,074	15,816	15,968
Loans and leases, net of unearned discount	87,711	87,989	87,925	89,081	89,313
Deposits	90,947	92,432	93,513	93,541	97,043
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,475	15,016	15,083	15,049	14,978
Tangible common shareholders’ equity (c)	9,834	10,370	10,442	10,403	10,328
Equity per common share	$98.60	100.03	99.70	98.66	97.40
Tangible equity per common share	$66.99	69.08	69.02	68.20	67.16
Market price per common share
High	$197.37	176.62	166.85	164.03	173.72
Low	170.00	155.77	141.12	147.55	149.51
Closing	184.36	170.99	161.04	161.95	154.73

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2018	2017 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$352,610	322,403	355,923	381,053	348,927
Amortization of core deposit and other intangible assets (a)	4,888	4,261	4,735	4,921	5,108
Net operating income	$357,498	326,664	360,658	385,974	354,035
Earnings per common share
Diluted earnings per common share	$2.23	2.01	2.21	2.35	2.12
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.03	.03
Diluted net operating earnings per common share	$2.26	2.04	2.24	2.38	2.15
Other expense
Other expense	$933,344	795,813	806,025	750,635	787,852
Amortization of core deposit and other intangible assets	(6,632)	(7,025)	(7,808)	(8,113)	(8,420)
Noninterest operating expense	$926,712	788,788	798,217	742,522	779,432
Efficiency ratio
Noninterest operating expense (numerator)	$926,712	788,788	798,217	742,522	779,432
Taxable-equivalent net interest income	980,326	980,457	965,962	946,936	922,259
Other income	458,696	484,053	459,429	460,816	446,845
Less: Gain (loss) on bank investment securities	(9,431)	21,296	—	(17)	—
Denominator	$1,448,453	1,443,214	1,425,391	1,407,769	1,369,104
Efficiency ratio	63.98%	54.65%	56.00%	52.74%	56.93%
Balance sheet data (in millions)
Average assets
Average assets	$117,684	120,226	119,515	120,765	122,978
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(68)	(75)	(82)	(90)	(98)
Deferred taxes	18	26	32	35	39
Average tangible assets	$113,041	115,584	114,872	116,117	118,326
Average common equity
Average total equity	$16,059	16,271	16,301	16,285	16,323
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Average common equity	14,827	15,039	15,069	15,053	15,091
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(68)	(75)	(82)	(90)	(98)
Deferred taxes	18	26	32	35	39
Average tangible common equity	$10,184	10,397	10,426	10,405	10,439
At end of quarter
Total assets
Total assets	118,623	118,593	120,402	120,897	123,223
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(65)	(72)	(79)	(86)	(95)
Deferred taxes	17	19	31	33	38
Total tangible assets	$113,982	113,947	115,761	116,251	118,573
Total common equity
Total equity	$15,710	16,251	16,318	16,284	16,213
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(3)	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,475	15,016	15,083	15,049	14,978
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(65)	(72)	(79)	(86)	(95)
Deferred taxes	17	19	31	33	38
Total tangible common equity	$9,834	10,370	10,442	10,403	10,328

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2018 First Quarter			2017 Fourth Quarter			2017 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,547	$227,296	4.28%	21,562	220,470	4.06%	21,734	217,953	3.98%
Real estate – commercial	33,652	397,713	4.73	33,138	390,752	4.61	33,257	382,352	4.50
Real estate – consumer	19,274	195,701	4.06	19,974	201,151	4.03	20,609	204,008	3.96
Consumer	13,293	163,991	5.00	13,163	162,765	4.91	12,786	157,721	4.89
Total loans and leases, net	87,766	984,701	4.55	87,837	975,138	4.40	88,386	962,034	4.32
Interest-bearing deposits at banks	4,941	18,677	1.53	6,680	21,981	1.31	4,740	14,970	1.25
Federal funds sold	3	17	1.85	—	2	1.78	—	1	1.58
Trading account	54	404	3.00	87	283	1.31	73	351	1.92
Investment securities**
U.S. Treasury and federal agencies	13,689	78,017	2.31	14,012	78,995	2.24	14,632	81,707	2.22
Obligations of states and political subdivisions	24	271	4.67	30	378	5.00	37	442	4.69
Other	754	4,872	2.62	766	6,369	3.30	774	6,533	3.35
Total investment securities	14,467	83,160	2.33	14,808	85,742	2.30	15,443	88,682	2.28
Total earning assets	107,231	1,086,959	4.11	109,412	1,083,146	3.93	108,642	1,066,038	3.89
Allowance for credit losses	(1,020)			(1,019)			(1,014)
Cash and due from banks	1,336			1,340			1,297
Other assets	10,137			10,493			10,590
Total assets	$117,684			120,226			119,515
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$52,504	40,527	.31	53,436	39,286	.29	53,287	37,714	.28
Time deposits	6,320	10,936	.70	6,888	12,212	.70	7,673	13,992	.72
Deposits at Cayman Islands office	248	381	.62	215	330	.61	169	310	.73
Total interest-bearing deposits	59,072	51,844	.36	60,539	51,828	.34	61,129	52,016	.34
Short-term borrowings	280	883	1.28	178	363	.81	244	554	.90
Long-term borrowings	8,606	53,906	2.54	8,464	50,498	2.37	8,033	47,506	2.35
Total interest-bearing liabilities	67,958	106,633	.64	69,181	102,689	.59	69,406	100,076	.57
Noninterest-bearing deposits	32,047			32,930			32,005
Other liabilities	1,620			1,844			1,803
Total liabilities	101,625			103,955			103,214
Shareholders’ equity	16,059			16,271			16,301
Total liabilities and shareholders’ equity	$117,684			120,226			119,515
Net interest spread			3.47			3.34			3.32
Contribution of interest-free funds			.24			.22			.21
Net interest income/margin on earning assets		$980,326	3.71%		980,457	3.56%		965,962	3.53%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2017 Second Quarter			2017 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$22,350	$213,840	3.84%	22,290	201,126	3.66%
Real estate – commercial	33,214	361,313	4.30	33,175	347,010	4.18
Real estate – consumer	21,318	210,152	3.94	22,179	217,263	3.92
Consumer	12,386	147,597	4.78	12,153	140,170	4.68
Total loans and leases, net	89,268	932,902	4.19	89,797	905,569	4.09
Interest-bearing deposits at banks	4,741	12,213	1.03	6,152	12,162	.80
Federal funds sold	1	3	1.44	—	—	—
Trading account	64	240	1.50	60	328	2.20
Investment securities**
U.S. Treasury and federal agencies	15,060	87,171	2.32	15,113	88,573	2.38
Obligations of states and political subdivisions	46	553	4.86	56	578	4.17
Other	807	6,067	3.02	830	6,822	3.33
Total investment securities	15,913	93,791	2.36	15,999	95,973	2.43
Total earning assets	109,987	1,039,149	3.79	112,008	1,014,032	3.67
Allowance for credit losses	(1,011)			(1,003)
Cash and due from banks	1,257			1,283
Other assets	10,532			10,690
Total assets	$120,765			122,978
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$53,611	30,543	.23	53,260	25,634	.20
Time deposits	8,559	16,303	.76	9,561	18,998	.81
Deposits at Cayman Islands office	163	281	.69	192	265	.56
Total interest-bearing deposits	62,333	47,127	.30	63,013	44,897	.29
Short-term borrowings	212	378	.71	184	216	.48
Long-term borrowings	8,292	44,708	2.16	8,423	46,660	2.25
Total interest-bearing liabilities	70,837	92,213	.52	71,620	91,773	.52
Noninterest-bearing deposits	31,868			33,287
Other liabilities	1,775			1,748
Total liabilities	104,480			106,655
Shareholders’ equity	16,285			16,323
Total liabilities and shareholders’ equity	$120,765			122,978
Net interest spread			3.27			3.15
Contribution of interest-free funds			.18			.19
Net interest income/margin on earning assets		$946,936	3.45%		922,259	3.34%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2018.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

 In Re Wilmington Trust Securities Litigation (U.S. District Court, District of Delaware, Case No. 10-CV-0990-SLR): Beginning on November 18, 2010, a series of parties, purporting to be class representatives, commenced a putative class action lawsuit against Wilmington Trust Corporation, alleging that Wilmington Trust Corporation’s financial reporting and securities filings were in violation of securities laws. The cases were consolidated. Wilmington Trust Corporation moved to dismiss. The Court issued an order denying Wilmington Trust Corporation’s motion to dismiss on March 20, 2014. Plaintiffs’ motion for class certification was granted on September 3, 2015.  Fact discovery was stayed by Court order during extended periods of this litigation. On December 19, 2016, the Court issued an order lifting the existing stay in its entirety.  Fact discovery was completed on or about August 15, 2017. On December 12, 2017, the Court issued an order extending certain pre-trial deadlines, pushing all dates off until after the completion of the criminal trial involving certain individual witnesses. Expert discovery was ordered to be completed by July 31, 2018 and summary judgment motions briefed by October 31, 2018.

In April 2018, the parties reached an agreement in principle.  The anticipated settlement amount is within the Company’s current reserve for litigation matters.  The agreement in principle is subject to certain required party approvals, the negotiation and execution of a formal settlement agreement and court approval.  The Company currently anticipates that necessary party approvals will be completed and a formal settlement agreement will be executed and filed with the court for approval during the second quarter of 2018.  A motion for preliminary approval of a proposed settlement will be decided by the Court at its discretion.

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

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2) (3)

January 1 - January 31, 2018	488,282	$190.41	300,000	$1,138,791,000
February 1 - February 28, 2018	1,831,338	189.35	1,831,282	792,039,000
March 1 - March 31, 2018	1,652,112	191.85	1,652,000	475,096,000
Total	3,971,732	$190.52	3,783,282

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

(2)	On July 18, 2017, M&T announced a program to purchase up to $900 million of its common stock through June 30, 2018.
(3)	On February 21, 2018, M&T’s Board of Directors approved a program to purchase an additional $745 million of M&T common stock through June 30, 2018.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

3.2	Amended and Restated Bylaws of M&T Bank Corporation, as amended on April 17, 2018. Incorporated by reference to Exhibit 3.2 to the Form 8-K dated April 17, 2018 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 4, 2018	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer