Form 10-Q
period 2018-06-30
M&T BANK CORP
filed 2018-08-02
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on July 27, 2018: 143,790,862 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		June 30,	December 31,
Dollars in thousands, except per share		2018	2017

Assets	Cash and due from banks	$1,367,594	$1,420,888
	Interest-bearing deposits at banks	6,669,985	5,078,903
	Federal funds sold	1,500	—
	Trading account	148,303	132,909
	Investment securities (includes pledged securities that can be sold or repledged of $473,505 at June 30, 2018; $487,151 at December 31, 2017)
	Available for sale (cost: $9,912,160 at June 30, 2018; $10,938,796 at December 31, 2017)	9,658,846	10,896,284
	Held to maturity (fair value: $3,022,329 at June 30, 2018; $3,341,762 at December 31, 2017)	3,101,095	3,353,213
	Equity and other securities (cost: $507,389 at June 30, 2018; $415,028 at December 31, 2017)	523,061	415,028
	Total investment securities	13,283,002	14,664,525
	Loans and leases	88,059,392	88,242,886
	Unearned discount	(261,942)	(253,903)
	Loans and leases, net of unearned discount	87,797,450	87,988,983
	Allowance for credit losses	(1,019,248)	(1,017,198)
	Loans and leases, net	86,778,202	86,971,785
	Premises and equipment	637,809	646,451
	Goodwill	4,593,112	4,593,112
	Core deposit and other intangible assets	58,569	71,589
	Accrued interest and other assets	4,887,977	5,013,325
	Total assets	$118,426,053	$118,593,487

Liabilities	Noninterest-bearing deposits	$32,086,191	$33,975,180
	Savings and interest-checking deposits	51,107,290	51,698,008
	Time deposits	5,817,680	6,580,962
	Deposits at Cayman Islands office	261,427	177,996
	Total deposits	89,272,588	92,432,146
	Short-term borrowings	3,239,416	175,099
	Accrued interest and other liabilities	1,953,848	1,593,993
	Long-term borrowings	8,382,316	8,141,430
	Total liabilities	102,848,168	102,342,668
Shareholders' equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at June 30, 2018 and December 31, 2017; Liquidation preference of $10,000 per share: 50,000 shares at June 30, 2018 and December 31, 2017	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 159,767,147 shares issued at June 30, 2018; 159,817,518 shares issued at December 31, 2017	79,884	79,909
	Common stock issuable, 24,447 shares at June 30, 2018; 27,138 shares at December 31, 2017	1,691	1,847
	Additional paid-in capital	6,579,395	6,590,855
	Retained earnings	10,763,638	10,164,804
	Accumulated other comprehensive income (loss), net	(517,941)	(363,814)
	Treasury stock — common, at cost — 15,530,445 shares at June 30, 2018; 9,733,115 shares at December 31, 2017	(2,560,282)	(1,454,282)
	Total shareholders’ equity	15,577,885	16,250,819
	Total liabilities and shareholders’ equity	$118,426,053	$118,593,487

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three Months Ended June 30		Six Months Ended June 30
In thousands, except per share		2018	2017	2018	2017

Interest income	Loans and leases, including fees	$1,024,471	924,640	$2,004,440	1,822,678
	Investment securities
	Fully taxable	82,019	92,996	164,871	188,120
	Exempt from federal taxes	172	379	420	809
	Deposits at banks	21,869	12,213	40,546	24,375
	Other	374	185	778	464
	Total interest income	1,128,905	1,030,413	2,211,055	2,036,446
Interest expense	Savings and interest-checking deposits	48,738	30,543	89,265	56,177
	Time deposits	11,362	16,303	22,298	35,301
	Deposits at Cayman Islands office	542	281	923	546
	Short-term borrowings	1,383	378	2,266	594
	Long-term borrowings	58,093	44,708	111,999	91,368
	Total interest expense	120,118	92,213	226,751	183,986
	Net interest income	1,008,787	938,200	1,984,304	1,852,460
	Provision for credit losses	35,000	52,000	78,000	107,000
	Net interest income after provision for credit losses	973,787	886,200	1,906,304	1,745,460
Other income	Mortgage banking revenues	92,499	86,163	179,805	170,855
	Service charges on deposit accounts	106,784	106,057	211,899	210,233
	Trust income	137,641	126,797	269,016	246,812
	Brokerage services income	12,629	16,617	26,021	34,001
	Trading account and foreign exchange gains	5,255	8,084	9,892	17,775
	Gain (loss) on bank investment securities	2,326	(17)	(7,105)	(17)
	Other revenues from operations	100,280	117,115	226,582	228,002
	Total other income	457,414	460,816	916,110	907,661
Other expense	Salaries and employee benefits	418,537	398,054	881,965	847,795
	Equipment and net occupancy	73,031	73,797	147,828	148,163
	Outside data processing and software	49,712	44,575	98,141	88,876
	FDIC assessments	19,560	25,353	39,840	54,180
	Advertising and marketing	21,768	16,324	38,016	32,434
	Printing, postage and supplies	8,719	8,957	18,038	18,665
	Amortization of core deposit and other intangible assets	6,388	8,113	13,020	16,533
	Other costs of operations	178,862	175,462	473,073	331,841
	Total other expense	776,577	750,635	1,709,921	1,538,487
	Income before taxes	654,624	596,381	1,112,493	1,114,634
	Income taxes	161,464	215,328	266,723	384,654
	Net income	$493,160	381,053	$845,770	729,980
	Net income available to common shareholders
	Basic	$472,598	360,658	$805,338	689,208
	Diluted	472,600	360,662	805,342	689,217
	Net income per common share
	Basic	$3.26	2.36	$5.49	4.49
	Diluted	3.26	2.35	5.48	4.47
	Cash dividends per common share	$.80	.75	$1.55	1.50
	Average common shares outstanding
	Basic	144,825	152,857	146,746	153,638
	Diluted	144,998	153,276	146,941	154,108

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2018	2017	2018	2017

Net income	$493,160	381,053	$845,770	729,980
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(36,733)	16,932	(137,417)	15,576
Cash flow hedges adjustments	(2,569)	(955)	(13,011)	(978)
Foreign currency translation adjustment	(2,434)	1,150	(1,144)	1,626
Defined benefit plans liability adjustments	7,038	4,359	14,298	8,331
Total other comprehensive income (loss)	(34,698)	21,486	(137,274)	24,555
Total comprehensive income	$458,462	402,539	$708,496	754,535

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six Months Ended June 30
In thousands		2018	2017

Cash flows from operating activities	Net income	$845,770	729,980
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	78,000	107,000
	Depreciation and amortization of premises and equipment	54,092	54,901
	Amortization of capitalized servicing rights	24,207	27,984
	Amortization of core deposit and other intangible assets	13,020	16,533
	Provision for deferred income taxes	(123,980)	17,136
	Asset write-downs	5,237	8,797
	Net gain on sales of assets	(8,738)	(21,272)
	Net change in accrued interest receivable, payable	5,759	(6,350)
	Net change in other accrued income and expense	255,124	50,660
	Net change in loans originated for sale	(756,003)	545,864
	Net change in trading account assets and liabilities	128,754	92,054
	Net cash provided by operating activities	521,242	1,623,287
Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	418	512,129
	Equity and other securities	505,841	31,016
	Proceeds from maturities of investment securities
	Available for sale	950,071	1,151,982
	Held to maturity	247,385	245,105
	Purchases of investment securities
	Available for sale	(5,799)	(244,449)
	Held to maturity	—	(1,175,608)
	Equity and other securities	(520,040)	(68,825)
	Net decrease in loans and leases	859,071	1,134,470
	Net increase in interest-bearing deposits at banks	(1,591,082)	(23,191)
	Capital expenditures, net	(37,116)	(49,862)
	Net decrease in loan servicing advances	262,947	104,289
	Other, net	(8,708)	47,742
	Net cash provided by investing activities	662,988	1,664,798
Cash flows from financing activities	Net decrease in deposits	(3,157,898)	(1,949,877)
	Net increase in short-term borrowings	3,064,317	1,532,011
	Proceeds from long-term borrowings	999,594	898,200
	Payments on long-term borrowings	(706,370)	(2,728,059)
	Purchases of treasury stock	(1,196,062)	(756,967)
	Dividends paid — common	(227,565)	(230,652)
	Dividends paid — preferred	(36,260)	(36,474)
	Other, net	24,220	8,662
	Net cash used by financing activities	(1,236,024)	(3,263,156)
	Net increase (decrease) in cash, cash equivalents and restricted cash	(51,794)	24,929
	Cash, cash equivalents and restricted cash at beginning of period	1,420,888	1,320,549
	Cash, cash equivalents and restricted cash at end of period	$1,369,094	1,345,478
Supplemental disclosure of cash flow information	Interest received during the period	$2,210,063	2,038,009
	Interest paid during the period	218,731	199,621
	Income taxes paid during the period	175,619	321,106
Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$36,418	57,202
	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	10,303	10,025
	Capitalized servicing rights	150	106

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2017
Balance — January 1, 2017	$1,231,500	79,973	2,145	6,676,948	9,222,488	(294,636)	(431,796)	16,486,622
Total comprehensive income	—	—	—	—	729,980	24,555	—	754,535
Preferred stock cash dividends	—	—	—	—	(36,474)	—	—	(36,474)
Exercise of 146,157 Series A stock warrants into 79,470 shares of common stock	—	—	—	(10,443)	—	—	10,443	—
Purchases of treasury stock	—	—	—	—	—	—	(756,967)	(756,967)
Stock-based compensation plans:
Compensation expense, net	—	(62)	—	(58,749)	—	—	56,290	(2,521)
Exercises of stock options, net	—	—	—	(5,354)	—	—	62,428	57,074
Stock purchase plan	—	—	—	2,563	—	—	8,268	10,831
Directors’ stock plan	—	—	—	173	—	—	792	965
Deferred compensation plans, net, including dividend equivalents	—	—	(205)	(208)	(43)	—	401	(55)
Common stock cash dividends — $1.50 per share	—	—	—	—	(230,473)	—	—	(230,473)
Balance — June 30, 2017	$1,231,500	79,911	1,940	6,604,930	9,685,478	(270,081)	(1,050,141)	16,283,537
2018
Balance — January 1, 2018	$1,231,500	79,909	1,847	6,590,855	10,164,804	(363,814)	(1,454,282)	16,250,819
Cumulative effect of change in accounting principle — equity securities	—	—	—	—	16,853	(16,853)	—	—
Total comprehensive income	—	—	—	—	845,770	(137,274)	—	708,496
Preferred stock cash dividends	—	—	—	—	(36,260)	—	—	(36,260)
Exercise of 54,226 Series A stock warrants into 32,668 shares of common stock	—	—	—	(5,123)	—	—	5,123	—
Purchases of treasury stock	—	—	—	—	—	—	(1,196,062)	(1,196,062)
Stock-based compensation plans:
Compensation expense, net	—	(25)	—	(6,194)	—	—	21,665	15,446
Exercises of stock options, net	—	—	—	(2,402)	—	—	53,073	50,671
Stock purchase plan	—	—	—	2,358	—	—	8,766	11,124
Directors’ stock plan	—	—	—	149	—	—	1,043	1,192
Deferred compensation plans, net, including dividend equivalents	—	—	(156)	(248)	(37)	—	392	(49)
Common stock cash dividends — $1.55 per share	—	—	—	—	(227,492)	—	—	(227,492)
Balance — June 30, 2018	$1,231,500	79,884	1,691	6,579,395	10,763,638	(517,941)	(2,560,282)	15,577,885

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

2. Investment securities

On January 1, 2018, the Company adopted amended guidance requiring equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in the consolidated statement of income.  This amended guidance excludes equity method investments, investments in consolidated subsidiaries, exchange membership ownership interests, and Federal Home Loan Bank of New York and Federal Reserve Bank of New York capital stock.  Upon adoption the Company reclassified $17 million, after-tax effect, from accumulated other comprehensive income to retained earnings, representing the difference between fair value and the cost basis of equity investments with readily determinable fair values at January 1, 2018. Net unrealized gains recorded as gain (loss) on bank investment securities in the consolidated statement of income during the three months ended June 30, 2018 were $2 million and net unrealized losses during the six months ended June 30, 2018 were $7 million. The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,726,242	4	18,425	$1,707,821
Obligations of states and political subdivisions	1,914	12	1	1,925
Mortgage-backed securities:
Government issued or guaranteed	8,046,603	15,521	244,825	7,817,299
Privately issued	26	—	2	24
Other debt securities	137,375	2,225	7,823	131,777
	9,912,160	17,762	271,076	9,658,846
Investment securities held to maturity:
Obligations of states and political subdivisions	13,547	57	20	13,584
Mortgage-backed securities:
Government issued or guaranteed	2,960,045	4,539	71,183	2,893,401
Privately issued	122,906	11,451	23,610	110,747
Other debt securities	4,597	—	—	4,597
	3,101,095	16,047	94,813	3,022,329
Total debt securities	$13,013,255	33,809	365,889	$12,681,175
Equity and other securities:
Readily marketable equity — at fair value	70,810	16,527	855	86,482
Other — at cost	436,579	—	—	436,579
Total equity and other securities	$507,389	16,527	855	$523,061

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,965,665	—	18,178	$1,947,487
Obligations of states and political subdivisions	2,555	36	2	2,589
Mortgage-backed securities:
Government issued or guaranteed	8,755,482	59,497	98,587	8,716,392
Privately issued	28	—	—	28
Other debt securities	136,905	2,402	10,475	128,832
Equity securities	78,161	23,219	424	100,956
	10,938,796	85,154	127,666	10,896,284
Investment securities held to maturity:
Obligations of states and political subdivisions	24,562	109	49	24,622
Mortgage-backed securities:
Government issued or guaranteed	3,187,953	27,236	13,746	3,201,443
Privately issued	135,688	2,574	27,575	110,687
Other debt securities	5,010	—	—	5,010
	3,353,213	29,919	41,370	3,341,762
Other securities — at cost	415,028	—	—	415,028
Total	$14,707,037	115,073	169,036	$14,653,074

There were no significant gross realized gains or losses from sales of investment securities for the three-month and six-month periods ended June 30, 2018 and 2017, respectively.

At June 30, 2018, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$1,297,040	1,286,504
Due after one year through five years	436,548	428,617
Due after five years through ten years	96,521	95,992
Due after ten years	35,422	30,410
	1,865,531	1,841,523
Mortgage-backed securities available for sale	8,046,629	7,817,323
	$9,912,160	9,658,846
Debt securities held to maturity:
Due in one year or less	$7,630	7,633
Due after one year through five years	5,917	5,951
Due after ten years	4,597	4,597
	18,144	18,181
Mortgage-backed securities held to maturity	3,082,951	3,004,148
	$3,101,095	3,022,329

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

A summary of investment securities that as of June 30, 2018 and December 31, 2017 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$164,931	(1,622)	1,539,796	(16,803)
Obligations of states and political subdivisions	—	—	375	(1)
Mortgage-backed securities:
Government issued or guaranteed	3,872,321	(91,083)	2,907,972	(153,742)
Privately issued	8	(2)	—	—
Other debt securities	4,323	(94)	63,902	(7,729)
	4,041,583	(92,801)	4,512,045	(178,275)

Investment securities held to maturity:
Obligations of states and political subdivisions	—	—	4,218	(20)
Mortgage-backed securities:
Government issued or guaranteed	2,252,672	(58,405)	250,341	(12,778)
Privately issued	—	—	53,579	(23,610)
	2,252,672	(58,405)	308,138	(36,408)
Total	$6,294,255	(151,206)	4,820,183	(214,683)

December 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$278,132	(1,761)	1,669,355	(16,417)
Obligations of states and political subdivisions	—	—	474	(2)
Mortgage-backed securities:
Government issued or guaranteed	2,106,142	(13,695)	3,138,841	(84,892)
Other debt securities	3,067	(26)	61,159	(10,449)
Equity securities (a)	—	—	18,162	(424)
	2,387,341	(15,482)	4,887,991	(112,184)

Investment securities held to maturity:
Obligations of states and political subdivisions	2,954	(4)	6,110	(45)
Mortgage-backed securities:
Government issued or guaranteed	1,331,759	(7,036)	265,695	(6,710)
Privately issued	5,061	(1,216)	55,255	(26,359)
	1,339,774	(8,256)	327,060	(33,114)
Total	$3,727,115	(23,738)	5,215,051	(145,298)

(a)

Beginning January 1, 2018, equity securities with readily determinable fair values are required to be measured at fair value with changes in fair value recognized in the consolidated statement of income. As a result, subsequent to December 31, 2017 disclosing the time period for which these equity securities had been in a continuous unrealized loss position is no longer relevant.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

The Company owned 1,487 individual debt securities with aggregate gross unrealized losses of $366 million at June 30, 2018. Based on a review of each of the securities in the investment securities portfolio at June 30, 2018, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of June 30, 2018, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At June 30, 2018, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $437 million of cost method equity securities.

3. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of June 30, 2018 and December 31, 2017 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
June 30, 2018
Commercial, financial, leasing, etc.	$21,615,676	29,906	4,210	31	3	245,031	$21,894,857
Real estate:
Commercial	25,352,075	212,480	10,621	4,330	10,579	153,552	25,743,637
Residential builder and developer	1,628,793	8,668	—	—	547	5,212	1,643,220
Other commercial construction	6,597,814	140,490	4,000	—	1,053	7,723	6,751,080
Residential	14,456,180	425,894	200,159	8,019	244,865	215,850	15,550,967
Residential — limited documentation	2,488,340	79,179	—	—	95,418	96,808	2,759,745
Consumer:
Home equity lines and loans	4,931,331	29,589	49	6,856	—	66,690	5,034,515
Automobile	3,450,113	69,398	—	—	—	19,564	3,539,075
Other	4,807,912	30,732	3,987	28,169	—	9,554	4,880,354
Total	$85,328,234	1,026,336	223,026	47,405	352,465	819,984	$87,797,450

December 31, 2017
Commercial, financial, leasing, etc.	$21,332,234	167,756	1,322	327	21	240,991	$21,742,651
Real estate:
Commercial	24,910,381	166,305	4,444	6,016	16,815	184,982	25,288,943
Residential builder and developer	1,618,973	5,159	—	—	1,135	6,451	1,631,718
Other commercial construction	6,407,451	23,467	—	—	4,706	10,088	6,445,712
Residential	15,376,759	474,372	233,437	7,582	282,102	235,834	16,610,086
Residential — limited documentation	2,718,019	83,898	—	—	105,236	96,105	3,003,258
Consumer:
Home equity lines and loans	5,171,345	38,546	—	9,391	—	74,500	5,293,782
Automobile	3,441,371	78,511	—	—	—	23,781	3,543,663
Other	4,349,071	40,929	5,202	24,102	—	9,866	4,429,170
Total	$85,325,604	1,078,943	244,405	47,418	410,015	882,598	$87,988,983
(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $283 million and $356 million at June 30, 2018 and December 31, 2017, respectively.  Commercial real estate loans held for sale were $868 million at June 30, 2018 and $22 million at December 31, 2017.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)

Outstanding principal balance	$1,213,758	1,394,188
Carrying amount:
Commercial, financial, leasing, etc.	27,726	31,105
Commercial real estate	183,126	228,054
Residential real estate	545,438	620,827
Consumer	107,492	123,413
	$863,782	1,003,399

Purchased impaired loans included in the table above totaled $352 million at June 30, 2018 and $410 million at December 31, 2017, representing less than 1% of the Company’s assets as of each date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30,
	2018		2017
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$149,007	118,184	$143,454	$181,310
Interest income	(7,969)	(15,394)	(10,806)	(20,923)
Reclassifications from nonaccretable balance	8,350	10,998	884	1,852
Other (a)	—	3,927	—	860
Balance at end of period	$149,388	117,715	$133,532	$163,099

	Six Months Ended June 30,
	2018		2017
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$157,918	$133,162	$154,233	201,153
Interest income	(17,788)	(30,506)	(21,731)	(46,441)
Reclassifications from nonaccretable balance	9,258	11,205	1,030	5,035
Other (a)	—	3,854	—	3,352
Balance at end of period	$149,388	$117,715	$133,532	163,099

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended June 30, 2018 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$326,071	367,717	73,047	173,841	78,995	$1,019,671
Provision for credit losses	11,250	(10,845)	5,242	30,801	(1,448)	35,000
Net charge-offs
Charge-offs	(14,900)	(4,548)	(3,966)	(34,033)	—	(57,447)
Recoveries	6,409	1,437	1,800	12,378	—	22,024
Net charge-offs	(8,491)	(3,111)	(2,166)	(21,655)	—	(35,423)
Ending balance	$328,830	353,761	76,123	182,987	77,547	$1,019,248

Changes in the allowance for credit losses for the three months ended June 30, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$347,760	360,010	62,012	153,172	78,476	$1,001,430
Provision for credit losses	13,368	7,638	7,163	24,190	(359)	52,000
Net charge-offs
Charge-offs	(25,247)	(1,853)	(5,899)	(28,683)	—	(61,682)
Recoveries	3,433	434	2,730	9,880	—	16,477
Net charge-offs	(21,814)	(1,419)	(3,169)	(18,803)	—	(45,205)
Ending balance	$339,314	366,229	66,006	158,559	78,117	$1,008,225

Changes in the allowance for credit losses for the six months ended June 30, 2018 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$328,599	374,085	65,405	170,809	78,300	$1,017,198
Provision for credit losses	18,480	(16,070)	15,728	60,615	(753)	78,000
Net charge-offs
Charge-offs	(29,481)	(5,914)	(8,320)	(70,484)	—	(114,199)
Recoveries	11,232	1,660	3,310	22,047	—	38,249
Net charge-offs	(18,249)	(4,254)	(5,010)	(48,437)	—	(75,950)
Ending balance	$328,830	353,761	76,123	182,987	77,547	$1,019,248

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the six months ended June 30, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,833	362,719	61,127	156,288	78,030	$988,997
Provision for credit losses	42,191	8,900	12,800	43,022	87	107,000
Net charge-offs
Charge-offs	(41,604)	(7,298)	(12,158)	(63,186)	—	(124,246)
Recoveries	7,894	1,908	4,237	22,435	—	36,474
Net charge-offs	(33,710)	(5,390)	(7,921)	(40,751)	—	(87,772)
Ending balance	$339,314	366,229	66,006	158,559	78,117	$1,008,225

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered impaired as of June 30, 2018 and December 31, 2017 and for the three-month and six-month periods ended June 30, 2018 and 2017 follows.

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$157,228	180,016	37,589	177,250	194,257	45,488
Real estate:
Commercial	85,588	96,221	9,316	67,199	75,084	9,140
Residential builder and developer	6,085	6,465	211	5,320	5,641	308
Other commercial construction	1,829	17,670	345	4,817	20,357	647
Residential	117,111	139,966	4,068	101,724	122,602	4,000
Residential — limited documentation	76,040	91,851	4,000	77,277	92,439	3,900
Consumer:
Home equity lines and loans	48,436	53,538	8,757	48,847	53,914	8,812
Automobile	12,467	15,396	2,595	13,498	15,737	2,811
Other	3,011	6,036	614	3,220	5,872	656
	507,795	607,159	67,495	499,152	585,903	75,762
With no related allowance recorded:
Commercial, financial, leasing, etc.	112,604	139,843	—	89,126	115,327	—
Real estate:
Commercial	89,024	99,658	—	138,356	149,716	—
Residential builder and developer	4,353	4,471	—	5,057	5,296	—
Other commercial construction	6,021	9,726	—	5,456	9,130	—
Residential	12,665	17,161	—	13,574	18,980	—
Residential — limited documentation	6,831	11,853	—	9,588	16,138	—
	231,498	282,712	—	261,157	314,587	—
Total:
Commercial, financial, leasing, etc.	269,832	319,859	37,589	266,376	309,584	45,488
Real estate:
Commercial	174,612	195,879	9,316	205,555	224,800	9,140
Residential builder and developer	10,438	10,936	211	10,377	10,937	308
Other commercial construction	7,850	27,396	345	10,273	29,487	647
Residential	129,776	157,127	4,068	115,298	141,582	4,000
Residential — limited documentation	82,871	103,704	4,000	86,865	108,577	3,900
Consumer:
Home equity lines and loans	48,436	53,538	8,757	48,847	53,914	8,812
Automobile	12,467	15,396	2,595	13,498	15,737	2,811
Other	3,011	6,036	614	3,220	5,872	656
Total	$739,293	889,871	67,495	760,309	900,490	75,762

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$271,413	1,333	1,333	230,767	805	805
Real estate:
Commercial	168,224	3,811	3,811	200,005	813	813
Residential builder and developer	8,494	—	—	15,577	467	467
Other commercial construction	7,443	53	53	14,213	86	86
Residential	126,185	2,329	937	108,036	1,465	606
Residential — limited documentation	83,776	1,428	317	95,208	1,449	339
Consumer:
Home equity lines and loans	48,644	433	72	46,872	422	91
Automobile	12,636	225	14	15,506	262	21
Other	3,066	88	3	3,468	75	3
Total	$729,881	9,700	6,540	729,652	5,844	3,231

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$271,793	2,116	2,116	251,352	1,283	1,283
Real estate:
Commercial	175,035	6,958	6,958	191,935	1,788	1,788
Residential builder and developer	9,167	1,682	1,682	17,552	896	896
Other commercial construction	8,773	59	59	14,922	933	933
Residential	123,697	4,231	1,839	106,166	3,101	1,380
Residential — limited documentation	84,686	3,156	1,013	96,033	2,949	723
Consumer:
Home equity lines and loans	48,721	847	158	46,327	821	191
Automobile	12,881	449	29	15,931	537	40
Other	3,092	173	6	3,510	147	6
Total	$737,845	19,671	13,860	743,728	12,455	7,240

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
June 30, 2018
Pass	$20,769,679	24,954,015	1,503,766	6,594,613
Criticized accrual	880,147	636,070	134,242	148,744
Criticized nonaccrual	245,031	153,552	5,212	7,723
Total	$21,894,857	25,743,637	1,643,220	6,751,080
December 31, 2017
Pass	$20,490,486	24,380,184	1,485,148	6,270,812
Criticized accrual	1,011,174	723,777	140,119	164,812
Criticized nonaccrual	240,991	184,982	6,451	10,088
Total	$21,742,651	25,288,943	1,631,718	6,445,712

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized totaled $32 million and $25 million, respectively, at June 30, 2018 and $34 million and $25 million, respectively, at December 31, 2017. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance were $15 million and $30 million, respectively, at June 30, 2018 and $20 million and $32 million, respectively, at December 31, 2017.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
June 30, 2018
Individually evaluated for impairment	$37,589	9,872	8,068	11,966	$67,495
Collectively evaluated for impairment	291,241	343,889	54,999	171,021	861,150
Purchased impaired	—	—	13,056	—	13,056
Allocated	$328,830	353,761	76,123	182,987	941,701
Unallocated					77,547
Total					$1,019,248
December 31, 2017
Individually evaluated for impairment	$45,488	10,095	7,900	12,279	$75,762
Collectively evaluated for impairment	283,111	363,990	47,645	158,530	853,276
Purchased impaired	—	—	9,860	—	9,860
Allocated	$328,599	374,085	65,405	170,809	938,898
Unallocated					78,300
Total					$1,017,198

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
June 30, 2018
Individually evaluated for impairment	$269,832	192,900	212,647	63,914	$739,293
Collectively evaluated for impairment	21,625,022	33,932,858	17,757,782	13,390,030	86,705,692
Purchased impaired	3	12,179	340,283	—	352,465
Total	$21,894,857	34,137,937	18,310,712	13,453,944	$87,797,450
December 31, 2017
Individually evaluated for impairment	$266,376	226,205	202,163	65,565	$760,309
Collectively evaluated for impairment	21,476,254	33,117,512	19,023,843	13,201,050	86,818,659
Purchased impaired	21	22,656	387,338	—	410,015
Total	$21,742,651	33,366,373	19,613,344	13,266,615	$87,988,983

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and six-month periods ended June 30, 2018 and 2017:

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended June 30, 2018	(Dollars in thousands)

Commercial, financial, leasing, etc.	47	$41,390	$9,673	$29	$6,111	$25,021	$40,834
Real estate:
Commercial	28	7,200	7,376	175	394	—	7,945
Residential	30	7,951	2,814	—	—	5,766	8,580
Residential — limited documentation	3	584	200	—	—	458	658
Consumer:
Home equity lines and loans	10	555	—	—	—	559	559
Automobile	19	333	321	—	—	12	333
Total	137	$58,013	$20,384	$204	$6,505	$31,816	$58,909

Three Months Ended June 30, 2017

Commercial, financial, leasing, etc.	63	$65,613	$8,172	$—	$5,556	$35,232	$48,960
Real estate:
Commercial	30	26,045	11,782	—	—	14,276	26,058
Other commercial construction	1	66	66	—	—	—	66
Residential	30	7,956	2,982	—	—	5,486	8,468
Residential — limited documentation	7	1,831	235	—	—	1,660	1,895
Consumer:
Home equity lines and loans	35	3,229	416	—	—	2,818	3,234
Automobile	22	428	380	—	—	48	428
Other	3	54	54	—	—	—	54
Total	191	$105,222	$24,087	$—	$5,556	$59,520	$89,163

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
Six Months Ended June 30, 2018	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Commercial, financial, leasing, etc.	103	$89,384	$45,346	$653	$6,111	$38,068	$90,178
Real estate:
Commercial	48	13,980	13,200	175	394	927	14,696
Other commercial construction	1	752	746	—	—	—	746
Residential	77	20,587	9,759	—	—	12,668	22,427
Residential — limited documentation	5	879	467	—	—	576	1,043
Consumer:
Home equity lines and loans	24	1,903	4	—	—	1,907	1,911
Automobile	27	481	469	—	—	12	481
Other	2	49	49	—	—	—	49
Total	287	$128,015	$70,040	$828	$6,505	$54,158	$131,531

Six Months Ended June 30, 2017

Commercial, financial, leasing, etc.	113	$77,534	$12,561	$—	$6,362	$37,960	$56,883
Real estate:
Commercial	50	32,747	14,773	—	—	17,882	32,655
Residential builder and developer	3	12,291	—	—	—	10,879	10,879
Other commercial construction	2	168	168	—	—	—	168
Residential	71	17,336	8,575	—	—	9,841	18,416
Residential — limited documentation	13	3,209	235	—	—	3,185	3,420
Consumer:
Home equity lines and loans	60	5,731	579	—	491	4,666	5,736
Automobile	42	818	763	—	—	55	818
Other	5	80	80	—	—	—	80
Total	359	$149,914	$37,734	$—	$6,853	$84,468	$129,055
(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted.  Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2018 and 2017 and for which there was a subsequent payment default during the six-month periods ended June 30, 2018 and 2017, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $97 million and $108 million at June 30, 2018 and December 31, 2017, respectively.  There were $433 million and $497 million at June 30, 2018 and December 31, 2017, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at June 30, 2018, approximately 41% were classified as purchased impaired and 21% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

During January 2018, M&T Bank, the principal subsidiary of M&T, issued $1.0 billion of senior notes that mature in January 2021 pursuant to a Bank Note Program, of which $650 million have a 2.625% fixed interest rate and $350 million have a variable rate paid quarterly at rates that are indexed to the three-month London Interbank Offered Rate (“LIBOR”).  In July 2018, M&T issued $750 million of senior notes that mature in July 2023, of which $500 million have a 3.55% fixed interest rate and $250 million have a variable rate paid quarterly at rates that are indexed to the three-month LIBOR.

M&T had $521 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at June 30, 2018 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

Also included in long-term borrowings are agreements to repurchase securities of $416 million and $422 million at June 30, 2018 and December 31, 2017, respectively.  The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.  The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $433 million and $442 million at June 30, 2018 and December 31, 2017, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Shareholders' equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share.  Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of June 30, 2018 and December 31, 2017 is presented below:

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

(a)

Dividends, if declared, are paid at 6.375%.  Warrants to purchase M&T common stock at $73.71 per share issued in connection with the Series A preferred stock expire on December 23, 2018 and totaled 202,782 at June 30, 2018.

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

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,580 shares of M&T common stock at $517.89 per share was outstanding at June 30, 2018.  The obligation under that warrant was assumed by M&T in an acquisition and expires on December 12, 2018.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30
	2018	2017	2018	2017
	(In thousands)

Service cost	$5,069	5,189	243	202
Interest cost on projected benefit obligation	18,548	19,943	589	778
Expected return on plan assets	(30,688)	(27,062)	—	—
Amortization of prior service cost (credit)	153	154	(1,189)	(329)
Amortization of net actuarial loss (gain)	10,796	7,831	(213)	(469)
Net periodic benefit cost	$3,878	6,055	(570)	182

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30
	2018	2017	2018	2017
	(In thousands)

Service cost	$10,172	10,097	469	585
Interest cost on projected benefit obligation	37,353	39,634	1,146	1,858
Expected return on plan assets	(61,563)	(54,262)	—	—
Amortization of prior service cost (credit)	278	279	(2,364)	(679)
Amortization of net actuarial loss (gain)	21,896	14,631	(413)	(494)
Net periodic benefit cost	$8,136	10,379	(1,162)	1,270

Service cost is reflected in salaries and employee benefits expense. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $17,194,000 and $17,623,000 for the three months ended June 30, 2018 and 2017, respectively, and $38,468,000 and $37,042,000 for the six months ended June 30, 2018 and 2017, respectively, and are included in salaries and employee benefits expense.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In thousands, except per share)

Income available to common shareholders:
Net income	$493,160	381,053	845,770	729,980
Less: Preferred stock dividends (a)	(18,130)	(18,237)	(36,260)	(36,474)
Net income available to common equity	475,030	362,816	809,510	693,506
Less: Income attributable to unvested stock-based compensation awards	(2,432)	(2,158)	(4,172)	(4,298)
Net income available to common shareholders	$472,598	360,658	805,338	689,208
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	145,571	153,770	147,510	154,612
Less: Unvested stock-based compensation awards	(746)	(913)	(764)	(974)
Weighted-average shares outstanding	144,825	152,857	146,746	153,638

Basic earnings per common share	$3.26	2.36	5.49	4.49

 (a)Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In thousands, except per share)

Net income available to common equity	$475,030	362,816	809,510	693,506
Less: Income attributable to unvested stock-based compensation awards	(2,430)	(2,154)	(4,168)	(4,289)
Net income available to common shareholders	$472,600	360,662	805,342	689,217
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	145,571	153,770	147,510	154,612
Less: Unvested stock-based compensation awards	(746)	(913)	(764)	(974)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	173	419	195	470
Adjusted weighted-average shares outstanding	144,998	153,276	146,941	154,108

Diluted earnings per common share	$3.26	2.35	5.48	4.47

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 212,244 and 412,826 common shares during the three-month periods ended June 30, 2018 and 2017, respectively, and 224,844 and 402,367 common shares during the six-month periods ended June 30, 2018 and 2017, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

		Investment	Defined Benefit		Total Amount		Income
		Securities (a)	Plans	Other	Before Tax		Tax	Net
		(In thousands)

Balance — January 1, 2018		$(59,957)	(413,168)	(20,165)	$(493,290)		129,476	$(363,814)
Cumulative effect of change in accounting principle — equity securities		(22,795)	—	—	(22,795)		5,942	(16,853)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net		(187,989)	—	—	(187,989)		49,414	(138,575)
Foreign currency translation adjustment		—	—	(1,448)	(1,448)		304	(1,144)
Unrealized losses on cash flow hedges		—	—	(21,065)	(21,065)		5,538	(15,527)
Total other comprehensive income (loss) before reclassifications		(187,989)	—	(22,513)	(210,502)		55,256	(155,246)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities		1,590	—	—	1,590	(c)	(418)	1,172
Gains realized in net income		(18)	—	—	(18)	(d)	4	(14)
Accretion of net gain on terminated cash flow hedges		—	—	(56)	(56)	(e)	15	(41)
Net yield adjustment from cash flow hedges currently in effect		—	—	3,469	3,469	(e)	(912)	2,557
Amortization of prior service credit		—	(2,086)	—	(2,086)	(f)	549	(1,537)
Amortization of actuarial losses		—	21,483	—	21,483	(f)	(5,648)	15,835
Total other comprehensive income (loss)		(186,417)	19,397	(19,100)	(186,120)		48,846	(137,274)
Balance — June 30, 2018		$(269,169)	(393,771)	(39,265)	$(702,205)		184,264	$(517,941)

	Investment Securities		Defined Benefit		Total Amount		Income
	With OTTI (b)	All Other	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2017	$46,725	(73,785)	(449,917)	(8,268)	$(485,245)		190,609	$(294,636)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(13,802)	37,728	—	—	23,926		(9,404)	14,522
Foreign currency translation adjustment	—	—	—	2,502	2,502		(876)	1,626
Unrealized losses on cash flow hedges	—	—	—	(441)	(441)		174	(267)
Total other comprehensive income (loss) before reclassifications	(13,802)	37,728	—	2,061	25,987		(10,106)	15,881
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	—	1,721	—	—	1,721	(c)	(677)	1,044
(Gains) losses realized in net income	(50)	67	—	—	17	(d)	(7)	10
Accretion of net gain on terminated cash flow hedges	—	—	—	(78)	(78)	(e)	31	(47)
Net yield adjustment from cash flow hedges currently in effect	—	—	—	(1,094)	(1,094)	(e)	430	(664)
Amortization of prior service credit	—	—	(400)	—	(400)	(f)	157	(243)
Amortization of actuarial losses	—	—	14,137	—	14,137	(f)	(5,563)	8,574
Total other comprehensive income (loss)	(13,852)	39,516	13,737	889	40,290		(15,735)	24,555
Balance — June 30, 2017	$32,873	(34,269)	(436,180)	(7,379)	$(444,955)		174,874	$(270,081)

(a)

Beginning January 1, 2018, equity securities with readily determinable fair values are required to be measured at fair value with changes in fair value recognized in the income statement. All investment securities with an other-than-temporary impairment charge are within scope of the adopted accounting guidance and no longer require separate presentation.

(b)	Other-than-temporary impairment
(c)	Included in interest income
(d)	Included in gain (loss) on bank investment securities
(e)	Included in interest expense
(f)	Included in other costs of operations

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment	Defined Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2017	$(44,150)	(304,546)	(15,118)	$(363,814)
Cumulative effect of change in accounting principle — equity securities	(16,853)	—	—	(16,853)
Net gain (loss) during period	(137,417)	14,298	(14,155)	(137,274)
Balance — June 30, 2018	$(198,420)	(290,248)	(29,273)	$(517,941)

9. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not significant as of June 30, 2018.

The net effect of interest rate swap agreements was to decrease net interest income by $5 million and $4 million for the three-month and six-month  periods ended June 30, 2018, respectively, compared with increases of $7 million and $11 million for the three-month and six-month periods ended June 30, 2017, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted- Average Rate		Estimated Fair
	Amount	Maturity	Fixed	Variable	Value Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
June 30, 2018
Fair value hedges:
Fixed rate long-term borrowings (b)	$4,700,000	2.7	2.41%	2.72%	$(185)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	7,700,000	1.4	1.52%	1.98%	56
Total	$12,400,000	1.9			$(129)
December 31, 2017
Fair value hedges:
Fixed rate long-term borrowings (b)	$4,550,000	2.9	2.27%	2.09%	$573
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	4,850,000	2.0	1.52%	1.36%	66
Total	$9,400,000	2.5			$639

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at June 30, 2018 and December 31, 2017 was a reduction of the estimated fair value losses on interest rate swap agreements designated as fair value hedges of $96.1 million and $41.1 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $33.9 million and $16.3 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)

Includes notional amount and terms of $4.85 billion of forward-starting interest rate swap agreements that will become effective in 2019 and 2020 upon maturity of a like amount of other swap agreements.

(d)	Includes notional amount and terms of $2.0 billion of forward-starting interest rate swap agreements that will become effective in 2019 upon maturity of a like amount of other swap agreements.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $40.3 billion and $29.9 billion at June 30, 2018 and December 31, 2017, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $647 million and $530 million at June 30, 2018 and December 31, 2017, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$397	$639	$526	$—
Commitments to sell real estate loans (a)	3,872	734	4,696	283
	4,269	1,373	5,222	283
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	11,801	8,797	1,050	494
Commitments to sell real estate loans (a)	3,917	2,526	2,211	1,019
Trading:
Interest rate contracts (b)	72,973	74,164	274,959	132,104
Foreign exchange and other option and futures contracts (b)	8,514	5,657	6,579	5,286
	97,205	91,144	284,799	138,903
Total derivatives	$101,474	$92,517	$290,021	$139,186

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at June 30, 2018 and December 31, 2017 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $272.2 million and $136.2 million, respectively, and in a liability position of $4.0 million and $12.2 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(13,357)	13,884	$(5,795)	5,011
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(2,686)		$831
Foreign exchange and other option and futures contracts (b)	2,365		1,568
Total	$(321)		$2,399

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Derivative	Hedged item	Derivative	Hedged item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(55,747)	56,254	$(9,914)	9,023
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(4,291)		$2,781
Foreign exchange and other option and futures contracts (b)	4,996		3,404
Total	$705		$6,185

(a)	Effective January 1, 2018, reported as an adjustment to interest expense. Prior to 2018, reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	(In thousands)
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$4,598,712	$4,504,029	$(96,387)	$(40,133)

The amount of gain (loss) resulting from hedge ineffectiveness recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material during the three and six months ended June 30, 2018 and 2017.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $26 million and $16 million at June 30, 2018 and December 31, 2017, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties, which are subject to enforceable master netting arrangements, was $5 million and $13 million at June 30, 2018 and December 31, 2017, respectively.  The Company was required to post collateral relating to those positions of $4 million and $12 million at June 30, 2018 and December 31, 2017, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2018 was not significant.  If the credit risk-related contingent features had been triggered on June 30, 2018, the Company would not have been required to post any additional collateral to counterparties.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties, which are subject to enforceable master netting arrangements, was $36 million and $13 million at June 30, 2018 and December 31, 2017, respectively.     Counterparties posted collateral relating to those positions of $37 million and $12 million at June 30, 2018 and December 31, 2017, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $54 million and $52 million at June 30, 2018 and December 31, 2017, respectively. The fair value asset and liability amounts of derivative contracts at June 30, 2018 have been reduced by variation margin payments treated as settlements of $272 million and $134 million, respectively.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

10. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The amounts of those securitizations during the six-month periods ended June 30, 2018 and June 30, 2017 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 4, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of June 30, 2018 and December 31, 2017, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million, in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 4.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.0 billion at each of June 30, 2018 and December 31, 2017. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Variable interest entities and asset securitizations, continued

that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $461 million, including $229 million of unfunded commitments, at June, 2018 and $420 million, including $201 million of unfunded commitments, at December 31, 2017.  Contingent commitments to provide additional capital contributions to these partnerships were not material at June 30, 2018. The Company has not provided financial or other support to the partnerships that was not contractually required.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.  The Company amortized $13 million and $26 million of its investments in qualified affordable housing projects to income tax expense during the three-month and six-month periods ended June 30, 2018, respectively, and recognized $16 million and $32 million of tax credits and other tax benefits during each of those respective periods. Similarly, for the three-month and six-month periods ended June 30, 2017, the Company amortized $11 million and $24 million, respectively, of its investments in qualified affordable housing projects to income tax expense and recognized $15 million and $31 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

11. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at June 30, 2018.

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

11. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The following tables present assets and liabilities at June 30, 2018 and December 31, 2017 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)
June 30, 2018
Trading account assets	$148,303	$46,502	$101,801	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,707,821	—	1,707,821	—
Obligations of states and political subdivisions	1,925	—	1,925	—
Mortgage-backed securities:
Government issued or guaranteed	7,817,299	—	7,817,299	—
Privately issued	24	—	—	24
Other debt securities	131,777	—	131,777	—
	9,658,846	—	9,658,822	24
Equity securities	86,482	65,748	20,734	—
Real estate loans held for sale	1,151,090	—	1,151,090	—
Other assets (b)	19,987	—	8,186	11,801
Total assets	$11,064,708	$112,250	$10,940,633	$11,825
Trading account liabilities	$281,538	$—	$281,538	$—
Other liabilities (b)	8,483	—	7,433	1,050
Total liabilities	$290,021	$—	$288,971	$1,050

December 31, 2017
Trading account assets	$132,909	$47,873	$85,036	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,947,487	—	1,947,487	—
Obligations of states and political subdivisions	2,589	—	2,589	—
Mortgage-backed securities:
Government issued or guaranteed	8,716,392	—	8,716,392	—
Privately issued	28	—	—	28
Other debt securities	128,832	—	128,832	—
Equity securities	100,956	73,232	27,724	—
	10,896,284	73,232	10,823,024	28
Real estate loans held for sale	378,047	—	378,047	—
Other assets (b)	12,696	—	3,899	8,797
Total assets	$11,419,936	$121,105	$11,290,006	$8,825
Trading account liabilities	$137,390	$—	$137,390	$—
Other liabilities (b)	1,796	—	1,302	494
Total liabilities	$139,186	$—	$138,692	$494

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2018 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance - March 31, 2018	$27	8,760
Total gains (losses) realized/unrealized:
Included in earnings	—	20,277	(b)
Settlements	(3)	—
Transfers out of Level 3 (a)	—	(18,286)	(c)
Balance — June 30, 2018	$24	10,751
Changes in unrealized gains included in earnings related to assets still held at June 30, 2018	$—	10,686	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2017 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance - March 31, 2017	$41	16,202
Total gains (losses) realized/unrealized:
Included in earnings	—	19,571	(b)
Settlements	(6)	—
Transfers out of Level 3 (a)	—	(23,348)	(c)
Balance — June 30, 2017	$35	12,425
Changes in unrealized gains included in earnings related to assets still held at June 30, 2017	$—	10,892	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2018 were as follows:

	Investment securities available for sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2018	$28	8,303
Total gains (losses) realized/unrealized:
Included in earnings	—	28,407	(b)
Settlements	(4)	—
Transfers out of Level 3 (a)	—	(25,959)	(c)
Balance — June 30, 2018	$24	10,751
Changes in unrealized gains included in earnings related to assets still held at June 30, 2018	$—	10,686	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2017 were as follows:

	Investment securities available for sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2017	$44	7,325
Total gains (losses) realized/unrealized:
Included in earnings	—	43,511	(b)
Settlements	(9)	—
Transfers out of Level 3 (a)	—	(38,411)	(c)
Balance — June 30, 2017	$35	12,425
Changes in unrealized gains included in earnings related to assets still held at June 30, 2017	$—	12,372	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were generally in the range of 15% to 90% at June 30, 2018.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $206 million at June 30, 2018 ($119 million and $87 million of which were classified as Level 2 and Level 3, respectively), $210 million at December 31, 2017 ($145 million and $65 million of which were classified as Level 2 and Level 3, respectively) and $200 million at June 30, 2017 ($118 million and $82 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2018 were decreases of $21 million and $45 million for the three-month and six-month periods ended June 30, 2018, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2017 were decreases of $21 million and $43 million for the three-month and six-month periods ended June 30, 2017, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $30 million and $37 million at June 30, 2018 and 2017, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2018 and 2017.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at June 30, 2018 and December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
June 30, 2018
Recurring fair value measurements
Privately issued mortgage-backed securities	$24	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	10,751	Discounted cash flow	Commitment expirations	0%-90% (20%)

December 31, 2017
Recurring fair value measurements
Privately issued mortgage-backed securities	$28	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	8,303	Discounted cash flow	Commitment expirations	0%-78% (22%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,369,094	1,369,094	1,258,614	110,480	—
Interest-bearing deposits at banks	6,669,985	6,669,985	—	6,669,985	—
Trading account assets	148,303	148,303	46,502	101,801	—
Investment securities	13,283,002	13,204,236	65,748	13,027,717	110,771
Loans and leases:
Commercial loans and leases	21,894,857	21,465,594	—	—	21,465,594
Commercial real estate loans	34,137,937	33,579,305	—	868,392	32,710,913
Residential real estate loans	18,310,712	18,110,823	—	4,128,794	13,982,029
Consumer loans	13,453,944	13,257,759	—	—	13,257,759
Allowance for credit losses	(1,019,248)	—	—	—	—
Loans and leases, net	86,778,202	86,413,481	—	4,997,186	81,416,295
Accrued interest receivable	333,549	333,549	—	333,549	—
Financial liabilities:
Noninterest-bearing deposits	$(32,086,191)	(32,086,191)	—	(32,086,191)	—
Savings and interest-checking deposits	(51,107,290)	(51,107,290)	—	(51,107,290)	—
Time deposits	(5,817,680)	(5,865,067)	—	(5,865,067)	—
Deposits at Cayman Islands office	(261,427)	(261,427)	—	(261,427)	—
Short-term borrowings	(3,239,416)	(3,239,416)	—	(3,239,416)	—
Long-term borrowings	(8,382,316)	(8,392,684)	—	(8,392,684)	—
Accrued interest payable	(87,779)	(87,779)	—	(87,779)	—
Trading account liabilities	(281,538)	(281,538)	—	(281,538)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$10,751	10,751	—	—	10,751
Commitments to sell real estate loans	882	882	—	882	—
Other credit-related commitments	(127,898)	(127,898)	—	—	(127,898)
Interest rate swap agreements used for interest rate risk management	(129)	(129)	—	(129)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,420,888	1,420,888	1,352,035	68,853	—
Interest-bearing deposits at banks	5,078,903	5,078,903	—	5,078,903	—
Trading account assets	132,909	132,909	47,873	85,036	—
Investment securities	14,664,525	14,653,074	73,232	14,469,127	110,715
Loans and leases:
Commercial loans and leases	21,742,651	21,321,282	—	—	21,321,282
Commercial real estate loans	33,366,373	32,950,724	—	22,130	32,928,594
Residential real estate loans	19,613,344	19,596,826	—	4,440,645	15,156,181
Consumer loans	13,266,615	13,161,517	—	—	13,161,517
Allowance for credit losses	(1,017,198)	—	—	—	—
Loans and leases, net	86,971,785	87,030,349	—	4,462,775	82,567,574
Accrued interest receivable	327,170	327,170	—	327,170	—
Financial liabilities:
Noninterest-bearing deposits	$(33,975,180)	(33,975,180)	—	(33,975,180)	—
Savings and interest-checking deposits	(51,698,008)	(51,698,008)	—	(51,698,008)	—
Time deposits	(6,580,962)	(6,635,048)	—	(6,635,048)	—
Deposits at Cayman Islands office	(177,996)	(177,996)	—	(177,996)	—
Short-term borrowings	(175,099)	(175,099)	—	(175,099)	—
Long-term borrowings	(8,141,430)	(8,193,783)	—	(8,193,783)	—
Accrued interest payable	(75,641)	(75,641)	—	(75,641)	—
Trading account liabilities	(137,390)	(137,390)	—	(137,390)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$8,303	8,303	—	—	8,303
Commitments to sell real estate loans	1,958	1,958	—	1,958	—
Other credit-related commitments	(125,281)	(125,281)	—	—	(125,281)
Interest rate swap agreements used for interest rate risk management	639	639	—	639	—

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

	June 30,	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,474,798	5,482,622
Commercial real estate loans to be sold	323,750	194,763
Other commercial real estate	5,855,075	6,050,569
Residential real estate loans to be sold	361,034	347,113
Other residential real estate	240,020	201,426
Commercial and other	13,247,615	12,733,815
Standby letters of credit	2,410,569	2,497,844
Commercial letters of credit	55,655	46,739
Financial guarantees and indemnification contracts	3,458,625	3,434,381
Commitments to sell real estate loans	1,725,093	812,217

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.3 billion at each of June 30, 2018 and December 31, 2017.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2018 the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

As previously disclosed, Wilmington Trust Corporation (“WTC”), a wholly-owned subsidiary of M&T, is the subject of a class action lawsuit alleging that WTC’s financial reporting and securities filings prior to its acquisition by M&T in 2011 were in violation of securities laws.  In April 2018, the parties reached an agreement in principle and a formal settlement agreement was executed and filed with the court later in the second quarter of 2018.  The proposed settlement was preliminarily approved by the court in July 2018.  The final settlement hearing is scheduled to occur in the fourth quarter of 2018.  In the first quarter of 2018, the Company increased its reserve for litigation matters by $135 million in anticipation of the settlement.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three Months Ended June 30
	2018			2017
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$136,029	912	43,007	$124,982	1,006	28,750
Commercial Banking	269,499	928	126,391	277,116	843	105,627
Commercial Real Estate	205,541	385	112,691	197,298	357	87,271
Discretionary Portfolio	58,976	(10,554)	29,113	72,044	(12,397)	29,740
Residential Mortgage Banking	82,167	16,047	15,402	88,700	18,144	13,742
Retail Banking	420,540	2,707	143,089	383,904	3,045	100,094
All Other	293,449	(10,425)	23,467	254,972	(10,998)	15,829
Total	$1,466,201	—	493,160	$1,399,016	—	381,053

	Six Months Ended June 30
	2018			2017
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$263,913	1,830	80,725	$245,315	1,917	53,738
Commercial Banking	535,895	1,778	251,856	551,024	1,763	218,414
Commercial Real Estate	408,148	725	220,994	392,423	764	171,818
Discretionary Portfolio	109,014	(21,386)	48,852	150,990	(25,324)	63,685
Residential Mortgage Banking	164,625	31,468	30,348	174,102	36,355	23,660
Retail Banking	814,016	5,572	266,469	752,422	6,092	186,285
All Other	604,803	(19,987)	(53,474)	493,845	(21,567)	12,380
Total	$2,900,414	—	845,770	$2,760,121	—	729,980

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

	Average Total Assets
	Six Months Ended June 30		Year Ended December 31
	2018	2017	2017
	(In millions)

Business Banking	$5,656	5,595	5,602
Commercial Banking	26,542	26,802	26,573
Commercial Real Estate	22,848	22,875	22,741
Discretionary Portfolio	33,277	38,341	37,203
Residential Mortgage Banking	2,186	2,341	2,355
Retail Banking	13,403	12,337	12,702
All Other	13,109	13,574	13,684
Total	$117,021	121,865	120,860

(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $5,397,000 and $8,736,000 for the three-month periods ended June 30, 2018 and 2017, respectively, and $10,206,000 and $16,735,000 for the six-month periods ended June 30, 2018 and 2017, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

14. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting.  That investment had no remaining carrying value at June 30, 2018 as a result of cumulative losses recognized and cash distributions received.  Income recognized by M&T is included in other revenues from operations and was not significant during the three-month periods ended June 30, 2018 and 2017 or the six-month period ended June 30, 2017. Income recognized during the six months ended June 30, 2018 totaled $23 million.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty mortgage finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $2.8 billion and $3.0 billion at June 30, 2018 and December 31, 2017, respectively. Revenues from those servicing rights were $4 million for each of the three-month periods ended June 30, 2018 and 2017, and $7 million and $9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $53.5 billion and $56.6 billion at June 30, 2018 and December 31, 2017, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $28 million and $25 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $58 million and $48 million for the six-month periods ended June 30, 2018 and 2017, respectively. In addition, the Company held $123 million and $136 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2018 and December 31, 2017, respectively, that were securitized by Bayview Financial. At June 30, 2018, the Company held $90 million of Bayview Financial’s $750 million syndicated loan facility.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Revenue from contracts with customers

Effective January 1, 2018 the Company adopted amended accounting and disclosure guidance for revenue from contracts with customers under the modified retrospective approach.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, mortgage banking revenues, trading account and foreign exchange gains, investment securities gains, loan and letter of credit fees, operating lease income, income from bank-owned life insurance, and certain other revenues that are generally excluded from the scope of the amended guidance.  As of result of the adoption, the Company began reporting credit card interchange revenue net of $3 million and $6 million of rewards in other revenue from operations for the three-month and six-month periods ended June 30, 2018, respectively.  For the three-month and six-month periods ended June 30, 2017, credit card rewards expense of $3 million and $5 million, respectively, was included in other costs of operations.  The adjustment to beginning retained earnings as well as the impact of any changes in timing of revenue recognition of noninterest income items within the scope of the guidance was not material to the Company’s consolidated financial position at December 31, 2017 or its consolidated results of operations for the six months ended June 30, 2018.

For noninterest income revenue streams within the scope of the amended guidance, the Company recognizes the expected amount of consideration as revenue when the performance obligations related to the services under the terms of a contract are satisfied. The Company’s contracts generally do not contain terms that necessitate significant judgment to determine the amount of revenue to recognize.

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At June 30, 2018, the Company had $53 million of uncollected amounts receivable related to recognized revenue from the sources in the table below.  Such amount is classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At June 30, 2018, the Company had deferred revenue of $46 million related to the sources in the table below recorded in accrued interest and other liabilities on its consolidated balance sheet.  The following tables summarize sources of M&T’s noninterest income during 2018 that are subject to the amended guidance.

	Three Months Ended June 30, 2018
	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
	(In thousands)

Classification in consolidated statement of income

Service charges on deposit accounts	$15,611	24,270	2,451	—	3	63,015	1,434	$106,784
Trust income	—	—	—	—	—	—	137,641	137,641
Brokerage services income	—	—	—	—	—	—	12,629	12,629
Other revenues from operations:
Merchant discount and credit card fees	8,334	12,542	428	—	—	4,140	618	26,062
Other	—	3,646	2,215	413	927	9,613	7,598	24,412
	$23,945	40,458	5,094	413	930	76,768	159,920	$307,528

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Revenue from contracts with customers, continued

	Six Months Ended June 30, 2018
	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
	(In thousands)

Classification in consolidated statement of income

Service charges on deposit accounts	$31,015	48,924	5,215	—	6	123,616	3,123	$211,899
Trust income	—	—	—	—	—	—	269,016	269,016
Brokerage services income	—	—	—	—	—	—	26,021	26,021
Other revenues from operations:
Merchant discount and credit card fees	15,837	25,254	982	—	—	7,528	1,233	50,834
Other	—	5,209	3,074	865	1,970	19,478	16,706	47,302
	$46,852	79,387	9,271	865	1,976	150,622	316,099	$605,072

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

Other revenues from operations include merchant discount and credit card fees such as interchange fees and merchant discount fees that are generally recognized when the cardholder’s transaction is approved and settled.  Beginning in 2018, credit card rewards accrued to cardholders are recognized as a reduction of interchange revenue.  Also included in other revenues from operations are insurance commissions, ATM surcharge fees, and advisory fees.  Insurance commissions are recognized at the time the insurance policy is executed with the customer.  Insurance renewal commissions are recognized upon subsequent renewal of the policy.  ATM surcharge fees are included in revenue at the time of the respective ATM transaction.  Advisory fees are generally recognized at the conclusion of the advisory engagement when the Company has satisfied its service obligation.

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

January 1, 2018

At January 1, 2018 the Company reclassified marketable equity securities from investment securities available for sale.  Upon adoption $17 million of fair value changes in those equity securities, net of tax were reclassified from accumulated other comprehensive income to retained earnings.  See note 2 for information on amounts recognized in gain (loss) on bank investment securities in the consolidated statement of income.

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

		January 1, 2018	The guidance was adopted on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2018
Classification of Certain Cash Receipts and Cash Payments	This amendment provides clarifying guidance for classifying cash inflows or outflows on the statement of cash flows where current guidance is unclear or silent.	January 1, 2018	The guidance was applied for 2018 reporting and did not have a material impact on the Company’s consolidated statement of cash flows.
Clarifying the Definition of a Business	The amended guidance clarifies the definition of a business for purposes of evaluating whether transactions would be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The guidance was adopted January 1, 2018 and will be applied to future transactions. The Company does not expect the guidance to have a material impact on its consolidated financial statements.
Standards Not Yet Adopted as of June 30, 2018
Leases

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
Standards Not Yet Adopted as of June 30, 2018
Measurement of Credit Losses on Financial Instruments

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

January 1, 2020 Early adoption permitted as of January 1, 2019

The Company is developing its approach for determining expected credit losses under the new guidance.  The Company expects that the new guidance will result in an increase in its allowance for credit losses as a result of considering credit losses over the expected life of its loan portfolios.  Increases in the level of allowances will reflect new requirements to include the nonaccretable principal difference on purchased credit impaired loans and estimated credit losses on investment securities classified as held-to-maturity, if any.  The expected increase to the allowance for credit losses and the impact to the Company’s financial statements are still being determined.

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

Overview

M&T Bank Corporation (“M&T”) recorded net income in the second quarter of 2018 of $493 million or $3.26 of diluted earnings per common share, compared with $381 million or $2.35 of diluted earnings per common share in the year-earlier quarter.  During the first quarter of 2018, net income and diluted earnings per common share were $353 million and $2.23, respectively.  Basic earnings per common share were $3.26 in the recent quarter, compared with $2.36 in the second quarter of 2017 and $2.24 in the initial 2018 quarter.  Net income totaled $846 million or $5.48 of diluted earnings per common share for the six months ended June 30, 2018, compared with $730 million or $4.47 of diluted earnings per common share in the first six months of 2017.  Basic earnings per common share were $5.49 in the first half of 2018, up from $4.49 in the similar 2017 period.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2018 was 1.70%, compared with 1.27% in the year-earlier quarter and 1.22% in the first quarter of 2018.  The annualized rate of return on average common shareholders’ equity was 13.32% in the recent quarter, compared with 9.67% in the corresponding 2017 quarter and 9.15% in the initial quarter of 2018.  During the six-month period ended June 30, 2018, the annualized rates of return on average assets and average common shareholders’ equity were 1.46% and 11.21%, respectively, compared with 1.21% and 9.28%, respectively, in the first six months of 2017.

As of March 31, 2018, the Company increased its reserve for litigation matters by $135 million in anticipation of the settlement of a Wilmington Trust Corporation civil litigation matter that was preliminarily approved by the court in July 2018.  The increase, on an after-tax basis, reduced net income by $102 million in that quarter, or $.68 of diluted earnings per common share.  Additional information about litigation matters is included in note 12 of Notes to Financial Statements and Part II, Item 1 of this Form 10-Q.  In addition, income tax expense in the first two quarters of 2018 reflects the reduction of the corporate Federal income tax rate from 35% to 21% by the Tax Cuts and Jobs Act (‘the Tax Act”) that was enacted on December 22, 2017.  Finally, the Company adopted amended accounting guidance in the first quarter of 2018 to separately report equity securities at fair value on the consolidated balance sheet (which were previously reported as investment securities available for sale) with changes in fair value recognized in the consolidated statement of income rather than through other comprehensive income.  Net unrealized gains on investments in equity securities in the second quarter of 2018 were $2 million, compared with net unrealized losses of $9 million in the initial 2018 quarter.

On June 28, 2018, M&T announced that the Federal Reserve did not object to M&T’s revised 2018 Capital Plan.  That capital plan includes the repurchase of up to $1.8 billion of common shares during the four-quarter period starting on July 1, 2018 and an increase in the quarterly common stock dividend in the third quarter of 2018 of up to $.20 per share to $1.00 per share.  M&T may continue to pay dividends and interest on equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2017, consistent with the contractual terms of those instruments.  Dividends are subject to declaration by M&T’s Board of Directors.  In July 2018, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.8 billion of shares of M&T’s common stock subject to all applicable regulatory limitations, including those set forth in M&T’s revised 2018 Capital Plan.  During the second quarter of 2018, M&T repurchased 2,608,376 shares of its common stock at a total cost of $475 million and increased the quarterly common stock dividend from $.75 to $.80 per share.  In the first quarter of 2018, M&T repurchased 3,783,282 shares of its common stock at a total cost of $721 million.  During the first and second quarters of 2017 M&T repurchased 3,233,196 and 1,409,807 shares of its common stock, respectively, at a total cost of $532 million and $225 million, respectively.

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

Net operating income totaled $498 million in the second quarter of 2018, compared with $386 in the similar quarter of 2017 and $357 million in the initial quarter of 2018.  Diluted net operating earnings per common share for the recent quarter were $3.29, compared with $2.38 in the second quarter of 2017 and $2.26 in the first quarter of 2018. For the first six months of 2018, net operating income and diluted net operating earnings per common share were $855 million and $5.54, respectively, compared with $740 million and $4.53, respectively, for the first half of 2017.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.79%, compared with 1.33% in the second quarter of 2017 and 1.28% in the initial 2018 quarter. Net operating income represented an annualized return on average tangible common equity of 19.91% in the second quarter of 2018, compared with 14.18% and 13.51% for the quarters ended June 30, 2017 and March 31, 2018, respectively.  For the first six months of 2018, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.53% and 16.65%, respectively, compared with 1.27% and 13.61%, respectively, in the year-earlier period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $1.01 billion in the second quarter of 2018, up $67 million or 7% from $947 million in the corresponding quarter of 2017.  That growth resulted predominantly from a widening of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.83% in the recent quarter from 3.45% in the second quarter of 2017.  The rise in taxable-equivalent net interest income was largely the result of the higher interest rate environment due to actions initiated by the Federal Reserve in March, June and December 2017 and in March and June 2018 to raise its target Federal funds rate by .25% in each of those months.  The expansion of the net interest margin was partially offset by a decline in average earning assets of $3.8 billion, including decreases in average loan and lease balances of $1.9 billion and investment securities of $2.1 billion. Taxable-equivalent net interest income in the recent quarter increased $34 million or 3% from the first quarter of 2018.  A 12 basis point (hundredths of one percent) widening of the net interest margin from 3.71% in the first quarter of 2018 was partially offset by lower average earning assets of $1.0 billion, resulting from decreases in average balances of investment securities of $611 million and loans of $360 million.  The widening of the net interest margin largely reflected the impact of the three most recent interest rate actions initiated by the Federal Reserve.

For the first six months of 2018, taxable-equivalent net interest income was $1.99 billion, up 7% from $1.87 billion in the similar period of 2017.  That increase was primarily attributable to a 37 basis point widening of the net interest margin to 3.77% in the 2018 period from 3.40% in the comparable period of 2017 offset, in part, by lower average loans and investment securities.

Average loans and leases were $87.4 billion in the recent quarter, 2% lower than $89.3 billion in the second quarter of 2017.  Commercial loans and leases averaged $21.7 billion in the second 2018 quarter, $640 million or 3% lower than $22.3 billion in the year-earlier quarter.  Average commercial real estate loans aggregated $33.7 billion in the recent quarter, up $473 million, or 1%, from $33.2 billion in the second quarter of 2017.  Included in average commercial real estate loans in the second quarters of 2018 and 2017 were loans held for sale of $222 million and $109 million, respectively.  Reflecting ongoing repayments of loans obtained in the 2015 acquisition of Hudson City Bancorp, Inc. (“Hudson City”), average residential real estate loans declined $2.7 billion or 13% to $18.6 billion in the second quarter of 2018 from $21.3 billion in the year-earlier quarter.  Included in that portfolio were loans held for sale, which averaged $285 million in the recent quarter and $291 million in the second quarter of 2017.  Consumer loans averaged $13.4 billion in the second 2018 quarter, up $980 million, or 8%, from $12.4 billion in the similar quarter of 2017, predominantly due to growth in average recreational vehicle and automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the second quarter of 2018 decreased $360 million, or less than 1%, from $87.8 billion in the first quarter of 2018.  Average commercial loan and lease balances in the second quarter of 2018 increased $163 million, or 1%, from $21.5 billion in the first quarter of 2018.  Average commercial real estate loans were little changed in the recent quarter as compared with the intial 2018 quarter.  Commercial real estate loans held for sale averaged $120 million in the first quarter of 2018.  Average balances of residential real estate loans in the second quarter of 2018 declined $630 million, or 3%, from $19.3 billion in the first quarter of 2018, reflecting the continued pay down of loans obtained in the acquisition of Hudson City.  Average consumer loans in the recent quarter increased $72 million, or 1%, from $13.3 billion in 2018’s initial quarter.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2018	2017	2018
	(In millions)

Commercial, financial, etc.	$21,709	(3)%	1%
Real estate – commercial	33,687	1	—
Real estate – consumer	18,644	(13)	(3)
Consumer
Automobile	3,540	11	(1)
Home equity lines and loans	5,092	(7)	(2)
Other	4,734	27	5
Total consumer	13,366	8	1
Total	$87,406	(2)%	—%

For the first six months of 2018, average loans and leases totaled $87.6 billion, down $1.9 billion, or 2%, from $89.5 billion in the first half of 2017.  Contributing to that decrease were declines in residential real estate loans of $2.8 billion, or 13%, and commercial loans and leases of $691 million, or 3%, partially offset by a rise in consumer loans of $1.1 billion, or 9%, and commercial real estate loans of $475 million, or 1%.  The lower average balances of residential real estate loans reflect the pay down of loans obtained in the Hudson City acquisition, while the decreased commercial loan and lease balances reflect pay downs of outstanding balances.  The rise in average consumer loans resulted from higher recreational vehicle and automobile loans, partially offset by lower outstanding balances of home equity lines of credit.

The investment securities portfolio averaged $13.9 billion in the second quarter of 2018, down $2.0 billion, or 13%, from $15.9 billion in the year-earlier quarter and $611 million lower than the $14.5 billion averaged in the first quarter of 2018.  For the first six months of 2018 and 2017, investment securities averaged $14.2 billion and $16.0 billion, respectively.  The lower average balances in the recent periods reflect maturities and pay downs of mortgage-backed securities.  There were no significant purchases or sales of investment securities in the first half of 2018.  Given the shape of the long-term portion of the yield curve, the Company has not re-invested those proceeds in longer-term mortgage-backed and other securities.  During the second quarter of 2017, the Company purchased $658 million of mortgage-backed securities, predominantly Ginnie Mae securities, and $214 million of U.S. Treasury notes.  Also during that quarter, the Company sold $512 million of available-for-sale Fannie Mae and Freddie Mac mortgage-backed securities largely due to the limitations on the amount of Fannie Mae and Freddie Mac mortgage-

backed securities that are permitted to be included in the highest tier of “high quality liquid assets” for the Liquidity Coverage Ratio (“LCR”) calculation.  The Company purchased mortgage-backed securities and U.S. Treasury notes totaling $536 million during the initial 2017 quarter.

As noted earlier, effective January 1, 2018 amended accounting guidance was adopted that requires that fair value changes in equity securities with readily determinable fair values be recognized in the consolidated statement of income as opposed to accumulated other comprehensive income where they had been recognized under previous accounting guidance.  Net unrealized gains on such equity securities during the second quarter of 2018 were $2 million, compared with net unrealized losses of $9 million during the initial 2018 quarter.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The investment securities portfolio is largely comprised of residential mortgage-backed securities and shorter-term U.S. Treasury and federal agency notes.  When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments.  The Company manages its investment securities portfolio, in part, to satisfy the LCR requirements established by regulators.  The LCR is intended to ensure that banks hold a sufficient amount of “high quality liquid assets” to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. For additional information concerning the LCR rules, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2017 under the heading “Liquidity.”

The Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.  The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the six-month periods ended June 30, 2018 or 2017. Additional information about the investment securities portfolio is included in notes 2 and 11 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold.  Those other earning assets in the aggregate averaged $4.9 billion in the recently completed quarter, compared with $4.8 billion and $5.0 billion in the second quarter of 2017 and the first quarter of 2018, respectively.  Interest-bearing deposits at banks averaged $4.9 billion during each of the three-month periods ended June 30, 2018 and March 31, 2018, compared with $4.7 billion in the three-month period ended June 30, 2017.  For the six-month periods ended June 30, 2018 and 2017, average balances of interest-bearing deposits at banks were $4.9 billion and $5.4 billion, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.  The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in deposits of business and trust-related customers or short-term borrowings to manage the Company’s liquidity.

As a result of the changes described herein, average earning assets aggregated $106.2 billion in the most recent quarter, compared with $110.0 billion in the year-earlier quarter and $107.2 billion in the first quarter of 2018.  Average earning assets totaled $106.7 billion and $111.0 billion during the first six months of 2018 and 2017, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $87.7 billion in the second quarter of 2018, compared with $92.0 billion in the corresponding 2017 quarter and $88.9 billion in the first quarter of 2018.  The decline in average core deposits in the second quarter of 2018 from the year-earlier quarter reflected a $2.3 billion, or 30%, decline in average balances of time deposits of $250,000 or less, predominantly related to maturities of relatively high-rate time deposits, and lower balances of savings and interest-checking deposits associated with commercial escrow deposits.  As compared with the first quarter of 2018, factors contributing to the lower average core deposits in the recent quarter included declines in commercial savings deposits, including escrow deposits, time deposits of $250,000 or less and noninterest-bearing deposits, reflecting declines in deposits associated with trust customers.  The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	2nd Qtr.	1st Qtr.	1st Qtr.
	2018	2017	2018
	(In millions)

Savings and interest-checking deposits	$50,871	(3)%	(1)%
Time deposits	5,356	(30)	(5)
Noninterest-bearing deposits	31,426	(1)	(2)
Total	$87,653	(5)%	(1)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $609 million in the recent quarter, compared with $808 million in the corresponding 2017 quarter and $605 million in the first quarter of 2018.  The declines in such deposits since the second quarter of 2017 were predominantly the result of maturities of higher-rate time deposits.  Cayman Islands office deposits averaged $225 million, $163 million and $248 million for the quarters ended June 30, 2018, June 30, 2017 and March 31, 2018, respectively.  Brokered time deposits averaged $32 million for the quarter ended June 30, 2018 and $59 million in each of the quarters ended June 30, 2017 and March 31, 2018. The Company also had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $1.7 billion, $1.1 billion and $1.3 billion in the quarters ended June 30, 2018, June 30, 2017 and March 31, 2018, respectively.  Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less.  Average short-term borrowings totaled $353 million in the second quarter of 2018, compared with $212 million in the year-earlier quarter and $280 million in the first quarter of 2018.  Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $232 million in the second quarter of 2018 and $141 million in each of the quarters ended June 30, 2017 and March 31, 2018, respectively.

Long-term borrowings averaged $8.5 billion in the recent quarter, compared with $8.3 billion in the year-earlier quarter and $8.6 billion in the initial 2018 quarter.  M&T Bank, M&T’s principal banking subsidiary, has a Bank Note Program whereby M&T Bank may offer unsecured senior and subordinated notes.   Average balances of outstanding senior unsecured notes issued under that program were $5.5 billion during each of the three-month periods ended June 30, 2018 and March 31, 2018 and $4.8 billion during the second quarter of 2017.  During January 2018, M&T Bank issued $650 million of fixed rate and $350 million of variable rate senior notes that mature in 2021.  Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $577 million in each of the two most recent quarters and $977 million during the second quarter of 2017. Subordinated capital notes included in long-term borrowings averaged $1.4 billion, $1.5 billion and $1.6 billion for the three-month periods ended June 30, 2018, June 30, 2017 and March 31, 2018, respectively.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $520 million in each of the three-months periods ended June 30, 2018 and March 31, 2018 and $518 million in the three-month period ended June 30, 2017. Additional information regarding junior subordinated debentures is provided in note 4 of Notes to Financial Statements.  Long-term borrowings also included agreements to repurchase securities, which averaged $417 million in the second quarter of 2018, $430 million in the year-earlier quarter and $420 million in the first quarter of 2018.  The repurchase agreements held at June 30, 2018 totaled $416 million and have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.  The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt.  As of June 30, 2018, interest rate swap agreements were used to hedge approximately $4.7 billion of outstanding fixed rate long-term borrowings.  Further information on interest rate swap agreements is provided in note 9 of Notes to Financial Statements.  In July 2018, M&T issued $750 million of senior notes that mature in July 2023, of which $500 million have a 3.55% fixed interest rate and $250 million have a variable rate paid quarterly at rates that are indexed to the three-month LIBOR.

Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.57% in the second quarter of 2018, compared with 3.27% in the year-earlier quarter.  The yield on earning assets during the recent quarter was 4.28%, up 49 basis points from 3.79% in the corresponding 2017 quarter, while the rate paid on interest-bearing liabilities increased 19 basis points to .71% in the recent quarter from .52% in the year-earlier period.  In the first quarter of 2018, the net interest spread was 3.47%, the yield on earning assets was 4.11% and the rate paid on interest-bearing liabilities was .64%.  For the first six months of 2018, the net interest spread was 3.52%, up 31 basis points from the year-earlier period.  The yield on earning assets and the rate paid on interest-bearing liabilities for the first half of 2018 were 4.20% and .68%, respectively, compared with 3.73% and .52%, respectively, in the similar 2017 period. The widening of the net interest spread in each comparison was largely due to the effect of increases in short-term interest rates initiated by the Federal Reserve in March, June and December of 2017 and in March  and June of 2018 that contributed to higher yields on loans and leases.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $38.6 billion in the second quarter of 2018, compared with $39.1 billion and $39.3 billion in the second quarter of 2017 and first quarter of 2018, respectively.  The decrease in average net interest-free funds in the most recent quarter as compared with the second quarter of 2017 and first quarter of 2018 reflects lower average balances of noninterest-bearing deposits.  Those deposits averaged $31.4 billion, $31.9 billion and $32.0 billion in the quarters ended June 30, 2018, June 30, 2017 and March 31, 2018, respectively.  During the first half of 2018 and 2017, average net interest-free funds aggregated $38.9 billion and $39.8 billion, respectively.  Shareholders’ equity averaged $15.5 billion during the three-month period ended June 30, 2018, compared with $16.3 billion and $16.1 billion during the three-month periods ended June 30, 2017 and March 31, 2018, respectively.  Goodwill and core deposit and other intangible assets averaged $4.7 billion in each of those three quarters. The cash surrender value of bank owned life insurance averaged $1.8 billion in each of the three-month periods ended June 30, 2018, June 30, 2017 and March 31, 2018.  Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .26% in the second quarter of 2018, compared with .18% and .24% in the second quarter of 2017 and first quarter of 2018, respectively.  That contribution for the first half of 2018 and 2017 was .25% and .19%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.83% in the recent quarter, compared with 3.45% in the year-earlier quarter and 3.71% in the initial quarter of 2018. During the first six months of 2018 and 2017, the net interest margin was 3.77% and 3.40%, respectively.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $7.6 billion (excluding $4.9 billion of forward-starting swap agreements) at June 30, 2018, compared with $5.7 billion at June 30, 2017 and $7.4 billion (excluding $2.0 billion of forward-starting swap agreements) at December 31, 2017. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and coincident with the Company’s adoption of amended hedge accounting guidance on January 1, 2018 is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  Prior to 2018, hedge ineffectiveness was recorded in “other revenues from operations” in the Company’s consolidated statement of income.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended June 30, 2018, June 30, 2017 and March 31, 2018 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 9 of Notes to Financial Statements.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.07% and 2.44%, respectively, at June 30, 2018.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 9 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended June 30
.	2018		2017
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(2,889)	(.01)%	$1,094	—%
Interest expense	2,332	.01	(5,904)	(.03)
Net interest income/margin	$(5,221)	(.02)%	$6,998	.02%
Average notional amount	$7,550,000		$4,109,890
Rate received (b)		2.06%		2.31%
Rate paid (b)		2.33%		1.61%

	Six Months Ended June 30
	2018		2017
	Amount	Rate(a)	Amount	Rate(a)
Increase (decrease) in:
Interest income	$(3,469)	(.01)%	$1,094	—%
Interest expense	803	—	(9,552)	(.03)
Net interest income/margin	$(4,272)	(.01)%	$10,646	.02%
Average notional amount	$7,590,608		$2,513,812
Rate received (b)		2.05%		2.56%
Rate paid (b)		2.16%		1.70%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

In addition to interest rate swap agreements, the Company has entered into interest rate floor agreements that are accounted for in the trading account rather than as hedging instruments but, nevertheless, provide the Company with protection against the possibility of future declines in interest rates on earning assets.  At June 30, 2018 and December 31, 2017, outstanding notional amounts of such agreements totaled $15.6 billion and $6.3 billion, respectively.

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

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions.  Short-term federal funds borrowings were $2.6 billion, $140 million and $125 million at June 30, 2018, June 30, 2017 and December 31, 2017, respectively.  In general, those borrowings were unsecured and matured on the next business day.  The increase at the recent quarter-end as compared with June 30 and December 31, 2017 represented borrowings associated with the Company’s management of its liquidity position, including compliance with LCR requirements.  Included in short-term borrowings at June 30, 2018 were overnight borrowings from the Federal Home Loan Bank of New York totaling $585 million which were also entered into by the Company to manage its liquidity position.  In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $261 million at June 30, 2018, $196 million at June 30, 2017 and $178 million at December 31, 2017.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $2.1 billion at June 30, 2018, $1.1 billion at June 30, 2017 and $1.3 billion at December 31, 2017.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at June 30, 2018 or December 31, 2017.  The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $903 million at June 30, 2018, compared with $1.2 billion at June 30, 2017 and $1.0 billion at December 31, 2017.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at June 30, 2018 approximately $568 million was available for payment of dividends to M&T from bank subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 4 of Notes to Financial Statements.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At June 30, 2018, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $7.6 billion.  In addition, the Company has entered into $4.9 billion of forward-starting interest rate swap agreements that will become effective as a like amount of swap agreements mature.

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

The accompanying table as of June 30, 2018 and December 31, 2017 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	June 30, 2018	December 31, 2017
	(In thousands)

+200 basis points	$72,864	81,570
+100 basis points	56,589	64,434
-100 basis points	(122,181)	(94,014)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income.  The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities.  In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario.  In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain positive on all points of the yield curve.  The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. As noted herein, the Company has used interest rate swap agreements designated as hedging instruments to mitigate the Company’s exposure to volatility in future net interest income.  The Company has also entered into interest rate floor agreements that are included in the trading account.  Such floor agreements provide the Company with protection against the possibility of future declines in interest rates on its earning assets.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $40.3 billion at June 30, 2018, $22.8 billion at June 30, 2017 and $29.9 billion at December 31, 2017.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $647 million at June 30, 2018, compared with $530 million at each of June 30, 2017 and December 31, 2017.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized were $148 million and $282 million, respectively, at June 30, 2018 and $133 million and $137 million, respectively, at December 31, 2017.  The fair value asset and liability amounts at June 30, 2018 have been reduced by contractual settlements of $272 million and $4 million, respectively.  Included in trading account assets were assets related to deferred compensation plans aggregating $21 million at June 30, 2018 and $23 million at each of June 30, 2017 and December 31, 2017.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at each of June 30, 2018 and June 30, 2017 were $26 million of liabilities related to deferred compensation plans, compared with $27 million at December 31, 2017.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $25 million at June 30, 2018 and $24 million at each of June 30, 2017 and December 31, 2017.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio.  A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the second quarter of 2018 was $35 million, compared with $52 million in the year-earlier quarter and $43 million in the first quarter of 2018. For the six-month periods ended June 30, 2018 and 2017, the provision for credit losses was $78 million and $107 million, respectively. Net charge-offs of loans were $35 million in the recent quarter, compared with $45 million and $41 million in the second quarter of 2017 and the first quarter of 2018, respectively.  Net charge-offs as an annualized percentage of average loans and leases were .16% in the second quarter of 2018, .20% in the corresponding quarter of 2017 and .19% in the initial 2018 quarter. Net charge-offs for the six-month periods ended June 30 totaled $76 million in 2018 and $88 million in 2017. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2018
	First Quarter	Second Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$9,758	8,491	18,249
Real estate:
Commercial	1,143	3,111	4,254
Residential	2,844	2,166	5,010
Consumer	26,782	21,655	48,437
	$40,527	35,423	75,950

	2017
	First Quarter	Second Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$11,896	21,814	33,710
Real estate:
Commercial	3,971	1,419	5,390
Residential	4,752	3,169	7,921
Consumer	21,948	18,803	40,751
	$42,567	45,205	87,772

Included in net charge-offs of consumer loans were net charge-offs of: automobile loans of $8 million in the second quarter of 2018, $7 million in the second quarter of 2017 and $10 million in the first quarter of 2018; recreational vehicle loans of $3 million in the second quarter of 2018, $2 million in the year-earlier quarter and $5 million in the first quarter of 2018; and home equity loans and lines of credit secured by one-to-four family residential properties of $3 million in each of the recent quarter and the second quarter of 2017 and $2 million in the first quarter of 2018.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses.  Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates.  For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans.  The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet.  The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect.  The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans, including its estimates of lifetime principal losses. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances.  Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.  The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $864 million, $1.4 billion and $1.0 billion at June 30, 2018, June 30, 2017 and December 31, 2017, respectively.  The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of June 30, 2018 and December 31, 2017 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	June 30, 2018	December 31, 2017
	(In thousands)

Commercial, financial, leasing, etc.	$3,003	3,586
Commercial real estate	24,339	28,783
Residential real estate	29,362	33,880
Consumer	7,223	7,482
Total	$63,927	73,731

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired in 2015 at a premium was $10.0 billion and $11.5 billion at June 30, 2018 and December 31, 2017, respectively. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount.  Rather, subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans aggregated $820 million or .93% of total loans and leases outstanding at June 30, 2018, compared with $872 million or .98% a year earlier, $883 million or 1.00% at December 31, 2017 and $865 million or .99% at March 31, 2018. The lower level of nonaccrual loans at the recent quarter-end as compared with the prior dates reflects the effect of borrower repayment performance and charge-offs.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $223 million, or .25% of total loans and leases at June 30, 2018, compared with $265 million or .30% at June 30, 2017, $244 million or .28% at December 31, 2017 and $235 million or .27% at March 31, 2018.  Those amounts included loans guaranteed by government-related entities of $202 million at June 30, 2018, $235 million at each of the quarters ended June 30, 2017 and December 31, 2017 and $224 million at March 31, 2018. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $175 million at June 30, 2018, $185 million at June 30, 2017, $207 million at December 31, 2017 and $194 million at March 31, 2018.  The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments.  Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The carrying amount of such loans was $352 million at June 30, 2018, or .4% of total loans. Of that amount, $332 million was associated with the acquisition of Hudson City. Purchased impaired loans totaled $512 million and $410 million at June 30, 2017 and December 31, 2017, respectively.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance.  Such loans aggregated $179 million, $180 million, and $189 million at June 30, 2018, June 30, 2017 and December 31, 2017, respectively.

Nonaccrual commercial loans and leases totaled $245 million, $201 million, $241 million and $263 million at June 30, 2018, June 30, 2017, December 31, 2017 and March 31, 2018, respectively. Commercial real estate loans in nonaccrual status aggregated $166 million, $225 million, $202 million and $167 million at June 30, 2018, June 30, 2017, December 31, 2017 and March 31, 2018, respectively.  Nonaccrual commercial real estate loans included construction-related loans of $13 million, $23 million, $17 million and $14 million at June 30, 2018, June 30, 2017, December 31, 2017 and March 31, 2018, respectively.  Those nonaccrual construction loans included loans to residential builders and developers of $5 million, $7 million, $6 million and $5 million at June 30, 2018, June 30, 2017, December 31, 2017 and March 31, 2018, respectively.

Nonaccrual residential real estate loans totaled $313 million at June 30, 2018, compared with $343 million at June 30, 2017, $332 million at December 31, 2017 and $333 million at March 31, 2018.  Reflected in residential real estate loans classified as nonaccrual were previously performing loans obtained in the acquisition of Hudson City that became more than 90 days delinquent.  Such nonaccrual residential real estate loans aggregated $220 million at June 30, 2018, $211 million at June 30, 2017, $215 million at December 31, 2017 and $223 million at March 31, 2018. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making loan payments at the time and the loans were not recorded at a discount. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $97 million at June 30, 2018 (including $76 million obtained in the acquisition of Hudson City), $106 million at June 30, 2017, $96 million at December 31, 2017 and $99 million at March 31, 2018.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Such loans in the Company’s portfolio prior to the Hudson City transaction were originated by the Company before 2008. Hudson City discontinued its limited documentation loan program in January 2014.  Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) aggregated $200 million at June 30, 2018, compared with $233 million at each of June 30, 2017 and December 31, 2017 and $222 million at March 31, 2018.  A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2018 is presented in the accompanying table.

Nonaccrual consumer loans were $96 million at June 30, 2018, compared with $103 million at June 30, 2017, $108 million at December 31, 2017 and $102 million at March 31, 2018.  Included in nonaccrual consumer loans at June 30, 2018, June 30, 2017, December 31, 2017 and March 31, 2018 were: automobile loans of $20 million, $17 million, $24 million and $21 million, respectively; recreational vehicle loans of $7 million, $5 million, $6 million and $5 million, respectively; and outstanding balances of home equity loans and lines of credit of $67 million, $77 million, $75 million and $73 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2018 is presented in the accompanying table.

Information about past due and nonaccrual loans as of June 30, 2018 and December 31, 2017 is also included in note 3 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	June 30, 2018			June 30, 2018
		Nonaccrual		Net Charge-offs (Recoveries)
					Annualized Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,272,588	$67,780	1.29%	$1,744	.13%
Pennsylvania	1,311,000	13,200	1.01	414	.12
Maryland	1,092,534	11,552	1.06	(243)	(.09)
New Jersey	3,951,018	58,211	1.47	587	.06
Other Mid-Atlantic (a)	978,446	9,113	.93	(206)	(.08)
Other	2,917,159	55,657	1.91	(324)	(.04)
Total	$15,522,745	$215,513	1.39%	$1,972	.05%
Residential construction loans:
New York	$8,905	$—	—%	$—	—%
Pennsylvania	3,242	314	9.68	49	5.15
Maryland	3,141	—	—	—	—
New Jersey	2,507	—	—	—	—
Other Mid-Atlantic (a)	5,299	—	—	—	—
Other	5,128	23	.45	(37)	(2.95)
Total	$28,222	$337	1.19%	$12	.19%
Limited documentation first mortgages:
New York	$1,202,134	$41,271	3.43%	$124	.04%
Pennsylvania	56,707	6,555	11.56	8	.05
Maryland	34,047	2,418	7.10	23	.26
New Jersey	1,055,101	24,820	2.35	175	.07
Other Mid-Atlantic (a)	26,857	1,270	4.73	(59)	(.85)
Other	384,899	20,474	5.32	(89)	(.09)
Total	$2,759,745	$96,808	3.51%	$182	.03%
First lien home equity loans and lines of credit:
New York	$1,201,524	$13,587	1.13%	$308	.10%
Pennsylvania	746,944	6,961	.93	402	.21
Maryland	608,806	6,002	.99	427	.28
New Jersey	62,935	155	.25	(1)	(.01)
Other Mid-Atlantic (a)	199,137	1,939	.97	118	.24
Other	23,404	737	3.15	12	.19
Total	$2,842,750	$29,381	1.03%	$1,266	.18%
Junior lien home equity loans and lines of credit:
New York	$809,392	$17,511	2.16%	$226	.11%
Pennsylvania	305,569	3,456	1.13	311	.41
Maryland	648,622	9,876	1.52	597	.36
New Jersey	100,441	1,436	1.43	12	.05
Other Mid-Atlantic (a)	275,088	3,390	1.23	272	.39
Other	45,701	1,440	3.15	114	1.01
Total	$2,184,813	$37,109	1.70%	$1,532	.28%
Limited documentation junior lien:
New York	$692	$—	—%	$(1)	(.55%)
Pennsylvania	284	—	—	—	—
Maryland	1,259	52	4.13	49	15.36
New Jersey	381	—	—	—	—
Other Mid-Atlantic (a)	596	—	—	—	—
Other	3,740	148	3.96	—	—
Total	$6,952	$200	2.88%	$48	2.74%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $98 million at June 30, 2018, compared with $104 million at June 30, 2017, $112 million at December 31, 2017 and $102 million at March 31, 2018.  Net gains or losses associated with real estate and other foreclosed assets were not material during the three-month periods ended June 30, 2018, June 30, 2017 or March 31, 2018.  At June 30, 2018, the Company’s holding of residential real estate-related properties comprised approximately 98% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENOGIATED AND IMPAIRED LOAN DATA

	2018 Quarters		2017 Quarters
	Second	First	Fourth	Third	Second
	(Dollars in thousands)

Nonaccrual loans	$819,984	864,671	882,598	869,362	872,374
Real estate and other foreclosed assets	98,062	101,514	111,910	110,515	104,424
Total nonperforming assets	$918,046	966,185	994,508	979,877	976,798
Accruing loans past due 90 days or more(a)	$223,026	235,325	244,405	261,288	265,461
Government guaranteed loans included in totals above:
Nonaccrual loans	$34,870	36,618	35,677	34,687	39,296
Accruing loans past due 90 days or more	202,394	223,611	235,489	252,072	235,227
Renegotiated loans	$242,528	226,829	221,513	226,672	221,892
Acquired accruing loans past due 90 days or more(b)	$47,405	49,349	47,418	56,225	57,498
Purchased impaired loans(c):
Outstanding customer balance	$606,683	643,124	688,091	779,340	838,476
Carrying amount	352,465	378,000	410,015	466,943	512,393

Nonaccrual loans to total loans and leases, net of unearned discount	.93%	.99%	1.00%	.99%	.98%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.04%	1.10%	1.13%	1.11%	1.10%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.25%	.27%	.28%	.30%	.30%

(a)     Excludes loans acquired at a discount.  Predominantly residential real estate loans.

(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of June 30, 2018 in light of:  (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company.  While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the volatile nature of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 54% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

As described in note 3 of Notes to Financial Statements, the Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans.  Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans totaled $2.2 billion at June 30, 2018, compared with $2.3 billion at each of June 30, 2017 and March 31, 2018 and $2.5 billion at December 31, 2017.  Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most of those loans.

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

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At June 30, 2018, approximately 56% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 68% (or approximately 30% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At June 30, 2018, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $8 million, compared with $11 million at June 30, 2017, $10 million at December 31, 2017 and $13 million at March 31, 2018.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2018, approximately 81% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 21% were making contractually allowed payments that do not include any repayment of principal.

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

Management believes that the allowance for credit losses at June 30, 2018 appropriately reflected credit losses inherent in the portfolio as of that date.  The allowance for credit losses was $1.02 billion, or 1.16% of total loans and leases at each of June 30, 2018 and December 31, 2017 and $1.01 billion, or 1.13%, at June 30, 2017.  The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein.  Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods.  The ratio of the allowance for credit losses to nonaccrual loans was 124% at June 30, 2018, compared with 116% at June 30, 2017 and 115% at December 31, 2017.  Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $457 million in the second quarter of 2018, compared with $461 million in the year-earlier quarter and $459 million in the first quarter of 2018.  As compared with the second quarter of 2017, improved trust income and mortgage banking revenues in the recent quarter were offset by declines in credit-related fees and income from bank-owned life insurance and brokerage services.  As compared with the first quarter of 2018, higher trust income, mortgage banking revenues and gains on investment securities in the recent quarter (compared with losses in the preceding quarter) were offset by $23 million of income from Bayview Lending Group LLC (“BLG”) during the first quarter.

Mortgage banking revenues were $92 million in the recent quarter, compared with $86 million in the second quarter of 2017 and $87 million in the initial quarter of 2018.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $61 million in each of the second quarters of 2018 and 2017 and $62 million in the first quarter of 2018.

New commitments to originate residential real estate loans to be sold were approximately $644 million in the second quarter of 2018, compared with $773 million in the year-earlier quarter and $625 million in the first quarter of 2018. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $12 million in each of the first two quarters of 2018 and $17 million in the second quarter of 2017.

Loans held for sale that were secured by residential real estate aggregated $283 million at June 30, 2018, $340 million at June 30, 2017 and $356 million at December 31, 2017.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $532 million and $361 million, respectively, at June 30, 2018, compared with $692 million and $525 million, respectively, at June 30, 2017 and $595 million and $347 million, respectively, at December 31, 2017.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $11 million and $17 million at June 30, 2018 and June 30, 2017, respectively, and $10 million at December 31, 2017.  Changes in such net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net increases in revenues of $3 million in the second quarter of 2018 and $4 million in the second quarter of 2017, compared with net decreases in revenues of $2 million in the first quarter of 2018.

Revenues from servicing residential real estate loans for others were $49 million in the recent quarter,  compared with $44 million and $50 million during the quarters ended June 30, 2017 and March 31, 2018, respectively.  Residential real estate loans serviced for others totaled $76.0 billion at June 30, 2018, $72.6 billion at June 30, 2017, $79.2 billion at December 31, 2017 and $78.3 billion at March 31, 2018.  Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $53.5 billion, $49.9 billion, $56.6 billion and $55.8 billion at June 30, 2018, June 30, 2017, December 31, 2017 and March 31, 2018, respectively.  Revenues earned for sub-servicing loans totaled $28 million for the quarter ended June 30, 2018, $25 million for the quarter ended June 30, 2017 and $30 million in the first quarter of 2018. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 14 of Notes to Financial Statements.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company.  Capitalized residential mortgage servicing assets aggregated $118 million at June 30, 2018, $117 million at June 30, 2017 and $115 million at December 31, 2017.

Commercial mortgage banking revenues totaled $31 million in the recent quarter, compared with $25 million in each of the second quarter of 2017 and the first quarter of 2018.  Included in such amounts were revenues from loan origination and sales activities of $17 million in the second quarter of 2018, $11 million in the year-earlier quarter and $12 million in the initial quarter of 2018. Commercial real estate loans originated for sale to other investors were approximately $1.3 billion in the recent quarter, compared with $510 million and $518 million in the second quarter of 2017 and the first quarter of 2018, respectively. Loan servicing revenues totaled $14 million in each of the second quarters of 2018 and 2017 and $13 million in the first quarter of 2018.  Capitalized commercial mortgage servicing assets were $110 million and $105 million at June 30, 2018 and June 30, 2017, respectively, and $114 million at December 31, 2017.  Commercial real estate loans serviced for other investors totaled $16.5 billion at June 30, 2018, $15.1 billion a year earlier and $16.2 billion at December 31, 2017 and included $3.3 billion, $3.0 billion and $3.3 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $1.2 billion and $324 million, respectively, at June 30, 2018, $400 million and $192 million, respectively, at June 30, 2017 and $217 million and $195 million, respectively, at December 31, 2017.  Commercial real estate loans held for sale at June 30, 2018, June 30, 2017 and December 31, 2017 were $868 million, $208 million and $22 million, respectively.   The higher balance at June 30, 2018 reflected loans originated later in 2018’s second quarter that will be delivered to investors in the third quarter.

Service charges on deposit accounts were $107 million in the recent quarter, compared with $106 million in the year-earlier quarter and $105 million in the first quarter of 2018.  Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $13 million in each of the first two quarters of 2018 and $17 million in the second quarter of 2017.  Trading account and foreign exchange activity resulted in gains of $5 million during each of the quarters ended June 30, 2018 and March 31, 2018, compared with gains of $8 million in the second quarter of 2017.  The lower gains in the two most recent quarters as compared with the second quarter of 2017 were due largely to valuation changes on interest rate floor agreements that are not accounted for as hedging instruments but, nevertheless, provide the Company with protection against the possibility of future declines in interest rates on its earnings assets.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 9 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Trust income includes fees related to two significant businesses.  The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income aggregated $138 million in the second quarter of 2018, compared with $127 million in the year-earlier quarter and $131 million in the first quarter of 2018.  Revenues associated with the ICS business were approximately $70 million, $63 million and $67 million during the quarters ended June 30, 2018, June 30, 2017 and March 31, 2018, respectively. The higher revenues in the two most recent quarters as compared with the second quarter of 2017 reflect stronger sales activities and higher retirement services income from growth in collective fund balances. Revenues attributable to WAS totaled approximately $62 million, $60 million and $61 million for the three-month periods ended June 30, 2018, June 30, 2017 and March 31, 2018, respectively.  Trust assets under management were $83.4 billion, $73.3 billion and $82.5 billion at June 30, 2018, June 30, 2017 and December 31, 2017, respectively.  Trust assets under management include the Company’s proprietary mutual funds assets of $9.9 billion, $10.4 billion and $11.2 billion at June 30, 2018, June 30, 2017 and December 31, 2017, respectively.  Additional trust income from investment management activities was $6 million in the recent quarter, compared with $4 million in each of the second quarter of 2017 and the first quarter of 2018.  That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager.  Assets managed by that affiliated manager were $6.0 billion at June 30, 2018, $6.9 billion at June 30, 2017 and $6.7 billion at December 31, 2017.  The Company’s trust income from that affiliate was not material during any of the quarters then-ended.

The Company recognized net gains on investment securities of $2 million in the recent quarter, compared with net losses of $9 million in the first quarter of 2018. The gains and losses represented unrealized gains and losses on investments in equity securities, largely Fannie Mae and Freddie Mac preferred stock.  There were no significant gains or losses on investment securities in the second quarter of 2017.

Other revenues from operations were $100 million in the second quarter of 2018, compared with $117 million in the corresponding quarter of 2017 and $126 million in the first quarter of 2018.  The most significant contributor to the recent quarter’s decline as compared with the second quarter of 2017 was lower letters of credit and other credit-related fees. As compared with the first quarter of 2018, the predominant factor for the recent quarter’s decline was $23 million of income from BLG in 2018’s initial quarter.  Information about the Company’s relationship with BLG and its affiliates is included in note 14 of Notes to Financial Statements.  Included in other revenues from operations were the following significant components.  Letter of credit and other credit-related fees aggregated $25 million in the most recent quarter, compared with $35 million in the year-earlier quarter and $29 million in the initial quarter of 2018.  Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million in the second quarter of 2018, compared with $14 million in the second quarter of 2017 and $11 million in the first quarter of 2018.  Revenues from merchant discount and credit card fees were $29 million in each of the second quarters of 2018 and 2017, compared with $28 million in the first quarter of 2018.  Insurance-related sales commissions and other revenues totaled $11 million in each of the quarters ended June 30, 2018 and 2017, compared with $13 million in the initial 2018 quarter.

Other income aggregated $916 million during the first six months of 2018, compared with $908 million in the similar 2017 period.  That increase was largely attributable to higher trust income, mortgage banking revenues and income from BLG, partially offset by lower letter of credit and other credit-related fees, trading account and foreign exchange gains, and brokerage services income.

Mortgage banking revenues totaled $180 million during the first half of 2018, compared with $171 million during the first six months of 2017.  Residential mortgage banking revenues aggregated $123 million and $120 million in the six-month periods ended June 30, 2018 and 2017, respectively.  New commitments to originate residential real estate loans to be sold aggregated $1.3 billion and $1.5 billion in the first six months of 2018 and 2017, respectively.  Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $24 million and $31 million in the six-month periods ended June 30, 2018 and 2017, respectively.  Revenues from servicing residential mortgage loans for others were $99 million in the first half of 2018 and $89 million in the corresponding 2017 period.  Included in servicing revenues were sub-servicing revenues aggregating $58 million and $48 million in the first six months  of 2018 and 2017, respectively.  For the six months ended June 30, commercial mortgage banking revenues were $57 million and $51 million in 2018 and 2017, respectively.  The increase in 2018 as compared with 2017 resulted predominantly from revenues associated with loan origination activities. Commercial real estate loans originated for sale to other investors totaled $1.8 billion and $818 million during the six-month periods ended June 30, 2018 and 2017, respectively.

Service charges on deposit accounts aggregated $212 million during the first half of 2018, compared with $210 million in the year-earlier period.  Trust income totaled $269 million and $247 million during the first six months of 2018 and 2017, respectively.  The increase in trust income in 2018 as compared with 2017 was largely due to higher revenues from the ICS business, reflecting stronger sales activities and higher retirement services income from growth in collective fund balances, and from the WAS business, resulting from improved equity market performance and stronger sales activities.  Brokerage services income declined to $26 million in the first half of 2018 from $34 million in the six-month period ended June 30, 2017, largely due to lower income from sales of annuities and mutual funds.  Trading account and foreign exchange activity resulted in gains of $10 million and $18 million in the first half of 2018 and 2017, respectively.  The lower gains in the 2018 period were predominantly due to valuation changes on interest rate floor agreements.

Other revenues from operations totaled $227 million in the first six months of 2018, compared with $228 million in the year-earlier period.  Other revenues from operations include the following significant components.  Letter of credit and other credit-related fees aggregated $54 million and $69 million in 2018 and 2017, respectively.  The lower revenues in the 2018 period were largely attributable to a decline in fees for providing loan syndication services.  Reflecting lower benefits proceeds, income from bank owned life insurance totaled $23 million in the first six months of 2018, compared with $29 million in the similar 2017 period.  Merchant discount and credit card fees were $57 million and $56 million in the first six months of 2018 and 2017, respectively.  Insurance-related commissions and other revenues aggregated $25 million and $23 million in 2018 and 2017, respectively. M&T’s investment in BLG resulted in income of $23 million in the first six months of 2018 and losses of $1 million in the first half of 2017.

Other Expense

Other expense totaled $777 million in the second quarter of 2018, compared with $751 million in the year-earlier quarter and $933 million in the first quarter of 2018. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $6 million in the recent quarter, $8 million in the second quarter of 2017 and $7 million in the initial 2018 quarter. Exclusive of those nonoperating expenses, noninterest operating expenses were $770 million in the second quarter of 2018, compared with $743 million in the corresponding 2017 quarter and $927 million in the first quarter of 2018.  Higher costs for salaries and employee benefits were the most significant factor associated with the rise in noninterest operating expenses in the recent quarter as compared with the year-earlier quarter. The higher noninterest operating expenses in the first quarter of 2018 reflected a $135 million addition to the reserve for litigation matters and seasonally higher stock-based compensation and employee benefits expenses.  Table 2 provides a reconciliation of other expense to noninterest operating expense.

Other expense for the first half of 2018 totaled $1.71 billion, compared with $1.54 billion in the similar period  of 2017. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $13 million and $17 million in the six-month periods ended June 30, 2018 and 2017, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses for the first half of 2018 increased 11% to $1.70 billion from $1.52 billion in the first six months of 2017.  That $175 million increase was largely due to the $135 million increase to the reserve for litigation matters in 2018’s initial quarter and to higher salaries and employee benefits expense.

Salaries and employee benefits expense aggregated $419 million in 2018’s second quarter, compared with $398 million in the year-earlier quarter and $463 million in the first quarter of 2018. During the first half of 2018 and 2017, salaries and employee benefits expense totaled $882 million and $848 million, respectively. The higher salaries and employee benefits expenses in the 2018 periods as compared with the corresponding periods in 2017 largely reflect the impact of annual merit increases for employees and higher incentive-based compensation. The lower level of expenses in the recent quarter as compared with the first quarter of 2018 was attributable to seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments in the initial quarter of 2018.  The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarter of 2018 included $23 million that would have been recognized over the normal vesting period if not for the accelerated expense recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $11 million and $10 million in the three-month periods ended June 30, 2018 and June 30, 2017, respectively, $35 million in the three-month period ended March 31, 2018, and $45 million and $43 million during the six-month periods ended June 30, 2018 and 2017, respectively. The number of full-time equivalent employees was 16,760 at June 30, 2018, compared with 16,526 at June 30, 2017, 16,456 at December 31, 2017 and 16,531 at March 31, 2017.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $352 million and $344 million in the quarters ended June 30, 2018 and June 30, 2017, respectively, and $463 million in the first quarter of 2018.  On that same basis, such expenses were $815 million and $674 million in the six-month periods ended June 30, 2018 and 2017, respectively.  The decline in nonpersonnel operating expenses in the recent quarter as compared with the initial 2018 quarter was predominantly attributable to the $135 million addition to the reserve for litigation matters in 2018’s first quarter offset, in part, by higher costs for professional services in the recent quarter.  The higher level of nonpersonnel operating expenses in the first six months of 2018 as compared with the corresponding 2017 period resulted primarily from the 2018 increase to the reserve for litigation matters and higher professional services expenses.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 52.4% during the recent quarter, compared with 52.7% and 64.0% in the second quarter of 2017 and first quarter of 2018, respectively. The efficiency ratios for the six-month periods ended June 30, 2018 and 2017 were 58.2% and 54.8%, respectively.  The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $161 million in the second quarter of 2018, compared with $215 million in the year-earlier quarter and $105 million in the initial 2018 quarter.  For the six-month periods ended June 30, 2018 and 2017, the provision for income taxes were $267 million and $385 million, respectively.  The effective tax rates were 24.7%, 36.1% and 23.0% for the quarters ended June 30, 2018, June 30, 2017 and March 31, 2018, respectively, and 24.0% and 34.5% for the six-month periods ended June 30, 2018 and 2017, respectively. The enactment of the Tax Act that was signed into law on December 22, 2017 impacted the effective tax rates in the two most recent quarters. The Tax Act reduced the corporate Federal income tax rate from 35% to 21% effective January 1, 2018 and made other changes to U.S. corporate income tax laws. In addition to the impact of the Tax Act, GAAP requires that excess tax benefits and tax deficiencies associated with share-based compensation be recognized as a discreet component of income tax expense in the income statement. As a result, the Company recognized a reduction of income tax expense of $9 million and $18 million in the initial quarter of 2018 and 2017, respectively.  The impact of that requirement in the second quarters of 2018 and 2017 was not significant.

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

Capital

Shareholders’ equity was $15.6 billion at June 30, 2018, representing 13.15% of total assets, compared with $16.3 billion or 13.47% a year earlier and $16.3 billion or 13.70% at December 31, 2017.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of June 30, 2018, June 30, 2017 and December 31, 2017.  Reflecting the impact of repurchases of M&T’s common stock, common shareholders’ equity was $14.3 billion, or $99.43 per share, at June 30, 2018, compared with $15.1 billion, or $98.66 per share, a year earlier and $15.0 billion, or $100.03 per share, at December 31, 2017.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $67.29 at the end of the recent quarter, compared with $68.20 at June 30, 2017 and $69.08 at December 31, 2017.  The Company’s ratio of tangible common equity to tangible assets was 8.53% at June 30, 2018, compared with 8.95% a year earlier and 9.10% at December 31, 2017.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.
Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $198 million, or $1.38 per common share, at June 30, 2018, compared with net unrealized losses of $743,000, or $.01 per common share, at June 30, 2017 and $44 million, or $.29 per common share, at December 31, 2017.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of June 30, 2018 and December 31, 2017 is included in note 2 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at June 30, 2018 were pre-tax effect unrealized gains of $18 million on securities with an amortized cost of $1.1 billion and pre-tax effect unrealized losses of $271 million on securities with an amortized cost of $8.8 billion.  Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 11 of Notes to Financial Statements.

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

As of June 30, 2018, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate.  As of June 30, 2018, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 11 of the Notes to Financial Statements.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at June 30, 2018 and December 31, 2017, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $123 million and $136 million, respectively, and a fair value of $111 million at each of those dates.  At June 30, 2018, 84% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 19% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 18% at June 30, 2018, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 33% and 72% respectively. Given the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of June 30, 2018, those privately issued mortgage-backed securities were not other-than-temporarily impaired.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $290 million, or $2.01 per common share, at June 30, 2018, $265 million, or $1.73 per common share, at June 30, 2017 and $305 million, or $2.03 per common share, at December 31, 2017.

On February 5, 2018, M&T received notice of non-objection from the Federal Reserve to repurchase an additional $745 million of shares of its common stock by June 30, 2018.  This amount was in addition to the previously announced $900 million of common stock authorized for repurchase, which was filed with the Federal Reserve in the 2017 Capital Plan.  The additional repurchases of up to $745 million have been made under the terms of a stock repurchase program approved by M&T’s Board of Directors on February 21, 2018.  M&T repurchased 2,608,376 shares of its common stock at a total cost of $475 million during the second quarter of 2018 and 6,391,658 for $1.2 billion during the first half of 2018.  In accordance with the revised 2016 Capital Plan, M&T repurchased 1,409,807 common shares for $225 million in the second quarter of 2017 and 4,643,003 common shares for $757 million during the first six months of 2017.

Also in accordance with the 2017 Capital Plan, during the second quarter of 2018, M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $.80 per common share in that quarter from the previous rate of $.75 per common share.  Cash dividends declared on M&T’s common stock aggregated $116 million in the recent quarter, compared with $115 million and $112 million in the quarters ended June 30, 2017 and March 31, 2018, respectively.  Common stock dividends during the six-month periods ended June 30, 2018 and 2017 were $228 million and $231 million, respectively.  Cash dividends declared on preferred stock aggregated $18 million in each of the second quarters of 2018 and 2017 and the first quarter of 2018.

On June 28, 2018, M&T announced that the Federal Reserve did not object to M&T’s revised 2018 Capital Plan.  The plan includes the repurchase of up to $1.8 billion of common shares during the four-quarter period beginning on July 1, 2018 and an increase in the quarterly common stock dividend in the third quarter of 2018 of up to $.20 per share to $1.00 per share.  M&T may also continue to pay dividends and interest on other equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2017, consistent with the contractual terms of those instruments.  Dividends are subject to declaration by M&T’s Board of Directors.  Furthermore, on July 17, 2018, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.8 billion of common shares subject to all applicable regulatory reporting limitations, including those set forth in M&T’s revised 2018 Capital Plan.  During July 2018, M&T repurchased 450,000 common shares for $78 million in accordance with that program.

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

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of June 30, 2018 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2018

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.52%	10.95%	63.39%
Tier 1 capital	11.79%	10.95%	63.39%
Total capital	14.28%	13.06%	63.85%
Tier 1 leverage	10.18%	9.47%	14.34%

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

Segment Information

The Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 13 of Notes to Financial Statements.  Each reportable segment benefited from a lower corporate Federal income tax rate in the first two quarters of 2018 due to the enactment of the Tax Act, as compared with the 2017 periods.

The Business Banking segment earned net income of $43 million in the second quarter of 2018, compared with $29 million in the second quarter of 2017 and $38 million in the first quarter of 2018.  As compared with the year-earlier quarter, the 50% rise in net income in the recent quarter primarily reflected an $11 million increase in net interest income, reflecting a widening of the net interest margin on deposits of 42 basis points, and the impact of the lower income tax rate. The recent quarter’s 14% increase in net income as compared with the first quarter of 2018 was largely due to a $7 million increase in net interest income, mainly due to a 23 basis point widening of the net interest margin on deposits. Net income recorded by the Business Banking segment totaled $81 million in the first six months of 2018, compared with $54 million in the year-earlier period.  That 50% year-over-year increase was predominantly driven by an $18 million increase in net interest income, a $7 million decline in the provision for credit losses, due to lower net charge-offs, and the lower income tax rate in 2018. The improvement in net interest income reflected a 34 basis point expansion of the net interest margin on deposits.

The Commercial Banking segment recorded net income of $126 million during the quarter ended June 30, 2018, up from $106 million in the year-earlier quarter and $125 million in the first quarter of 2018.  The 20% increase in net income as compared with the second quarter of 2017 reflected the lower income tax rate in 2018 and a $5 million decline in the provision for credit losses, due to lower net charge-offs. Those favorable factors were offset, in part, by lower letter of credit and credit-related fees of $8 million, largely due to a decrease in loan syndication fees, and higher centrally-allocated operating expenses of $5 million associated with data processing, risk management and other support services provided to the Commercial Banking segment. The modest increase in the recent quarter’s net income as compared with the immediately preceding quarter was due to a $4 million increase in net interest income, reflecting a widening of the net interest margin on deposits of 28 basis points and one more day in the recent quarter offset, in part, by a $1.2 billion decrease in average outstanding deposit balances. Partially offsetting the higher net interest income were lower letter of credit and credit-related fees. Net income earned by the Commercial Banking segment totaled $252 million for the first half of 2018, up 15% from $218 million earned in the similar 2017 period. The increase was primarily the result of the reduction in the income tax rate, partially offset by a $13 million decline in letter of credit and credit-related fees, predominantly due to lower loan syndication fees, and higher allocated operating costs of $11 million.

The Commercial Real Estate segment recorded net income of $113 million in the second quarter of 2018, compared with $87 million in the year-earlier period and $108 million in the initial 2018 quarter. Contributing to the 29% improvement in the recent quarter’s net income as compared with the year-earlier quarter were the lower income tax rate and higher mortgage banking revenues of $7 million, resulting from increased loan origination activities, and a $3 million decline in the provision for credit losses, predominantly due to lower net charge-offs. The rise in net income as compared with the first quarter of 2018 reflects a $4 million decrease in the provision for credit losses, mainly due to lower net charge-offs, and a $4 million increase in mortgage banking revenues. Partially offsetting those favorable factors was a decline in net interest income of $3 million reflecting a narrowing of the net interest margin on loans of 14 basis points. Net income for the Commercial Real Estate segment totaled $221 million and $172 million during the six-month periods ended June 30, 2018 and 2017, respectively. Contributing to that increase were the following favorable factors: the lower income tax rate in 2018; a rise in net interest income of $9 million, primarily due to a widening of the net interest margin on deposits of 51 basis points; higher mortgage banking revenues of $7 million, due predominantly to increased origination activities; and $6 million declines in each of FDIC assessments and the provision for credit losses. Those favorable factors were offset, in part, by $4 million of higher centrally-allocated expenses associated with data processing, risk management and other support services provided to the Commercial Real Estate segment and a $3 million increase in personnel-related expenses.

The Discretionary Portfolio segment contributed net income of $29 million during the three-month period ended June 30, 2018, little changed from $30 million in the year-earlier period, but up from $20 million in the first quarter of 2018.  The slight recent quarter decline as compared with the second quarter of 2017 was largely driven by a $10 million decrease in net interest income, reflecting a $2.7 billion decrease in average loan balances, and a $4 million decrease in the valuation of interest rate floor contracts in the recent quarter. Those unfavorable factors were offset by the impact of the lower income tax rate, a $4 million decrease in centrally-allocated costs associated with data processing, risk management and other support services provided to the Discretionary Portfolio segment and a $3 million decline in the provision for credit losses. The improvement in the recent quarter’s net income as compared with the first quarter of 2018 was primarily due to unrealized gains on equity securities in the recent quarter of $2 million, due predominantly to increased fair values of Fannie Mae and Freddie Mac preferred stock, compared with similar unrealized losses of $9 million in the initial 2018 quarter. Year-to-date net income for this segment totaled $49 million in 2018 and $64 million in 2017.  The factors contributing to the year-over-year decline in net income included a $26 million decrease in net interest income, reflecting lower average loan balances of $2.8 billion and a narrowing of the net interest margin on investment securities of 7 basis points, unrealized losses on equity securities of $7 million, an $8 million decline in the valuation of interest rate floor contracts and a $4 million decrease in bank owned life insurance revenues. Those unfavorable factors were partially offset by the impact of the lower income tax rate in 2018, an $8 million decline in centrally-allocated operating expenses and a $5 million decrease in costs associated with other residential real estate owned properties.

Net income from the Residential Mortgage Banking segment was $15 million in each of the two most recent quarters, compared with $14 million in the second quarter of 2017. The modest increase in the recent quarter as compared with the second 2017 quarter was mainly driven by the lower income tax rate and a decline in servicing-related costs of $4 million, partially offset by a $4 million decrease in net interest income. The Residential Mortgage

Banking segment contributed $30 million in the first six months of 2018, up from $24 million in the corresponding 2017 period.  That improvement was driven by lower servicing-related costs (including intersegment costs) of $8 million, higher servicing revenues (including intersegment revenues) of $7 million and the lower income tax rate in 2018. Those favorable factors were offset, in part, by decreases of $8 million in each of revenues associated with mortgage origination and sales activities (including intersegment revenues) and net interest income. The decline in net interest income reflected a narrowing of the net interest margin on loans of 50 basis points.

Net income earned by the Retail Banking segment totaled $143 million in the second quarter of 2018, compared with $100 million in the year-earlier quarter and $123 million in the initial 2018 quarter. A $38 million rise in net interest income, predominantly due to the impact of a widening of the net interest margin on deposits of 52 basis points, and the lower income tax rate in 2018 were partially offset by higher centrally-allocated operating expenses of $7 million associated with data processing, risk management and other support services provided to the Retail Banking segment and increases of $2 million in each of the provision for credit losses and personnel-related expenses. The recent quarter’s 16% improvement in net income as compared with the first quarter of 2018 reflected a $24 million increase in net interest income mainly driven by a 23 basis point widening of the interest margin on deposits offset, in part, by higher advertising and promotional expenses of $2 million. Net income recorded by the Retail Banking segment totaled $266 million in the first half of 2018 and $186 million in 2017. Factors contributing to that 43% year-over-year improvement were an increase in net interest income of $64 million, reflecting a widening of the net interest margin on deposits of 45 basis points that was partially offset by a $3.3 billion decline in average outstanding deposit balances, and the impact of the lower income tax rate in 2018. Those favorable factors were partially offset by higher centrally-allocated costs of $13 million and a $6 million increase in credit card and merchant expenses.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating results and distributions associated with BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in net income totaling $23 million and $16 million for the quarters ended June 30, 2018 and 2017, respectively, compared with a net loss of $77 million in the first quarter of 2018. As compared with the year-earlier quarter, the higher recent quarter net income reflected a rise in trust income of $11 million, lower centrally-allocated costs of $13 million, and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. Those favorable factors were partially offset by a $16 million increase in professional and other outside services expenses and higher personnel-related expenses of $12 million. The improvement in the recent quarter as compared with the first quarter of 2018 was primarily due to a prior quarter increase of $135 million in the reserve for litigation matters to reflect the status of pre-existing litigation and a $45 million seasonal decrease in personnel-related expenses, partially offset by $23 million of income from BLG in the first quarter of 2018. The “All Other” category had a net loss of $53 million for the six months ended June 30, 2018, compared with net income of $12 million recorded in the corresponding period of 2017. The unfavorable performance in 2018 as compared with 2017 was predominantly driven by: the $135 million addition to the litigation reserve in 2018; higher professional and other outside services costs of $28 million; $19 million of increased personnel-related costs; and $11 million of higher software licensing and maintenance costs and data processing expenses. Partially offsetting those unfavorable factors were: $23 million of income from BLG in 2018; higher trust income of $22 million; lower centrally-allocated costs of $24 million; and the favorable impact from the Company’s allocation methodologies.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2018 Quarters		2017 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,134,302	1,086,959	1,083,146	1,066,038	1,039,149	1,014,032
Interest expense	120,118	106,633	102,689	100,076	92,213	91,773
Net interest income	1,014,184	980,326	980,457	965,962	946,936	922,259
Less: provision for credit losses	35,000	43,000	31,000	30,000	52,000	55,000
Other income	457,414	458,696	484,053	459,429	460,816	446,845
Less: other expense	776,577	933,344	795,813	806,025	750,635	787,852
Income before income taxes	660,021	462,678	637,697	589,366	605,117	526,252
Applicable income taxes	161,464	105,259	306,287	224,615	215,328	169,326
Taxable-equivalent adjustment	5,397	4,809	9,007	8,828	8,736	7,999
Net income	$493,160	352,610	322,403	355,923	381,053	348,927
Net income available to common shareholders-diluted	$472,600	332,749	302,486	335,804	360,662	328,567
Per common share data
Basic earnings	$3.26	2.24	2.01	2.22	2.36	2.13
Diluted earnings	3.26	2.23	2.01	2.21	2.35	2.12
Cash dividends	$.80	.75	.75	.75	.75	.75
Average common shares outstanding
Basic	144,825	148,688	150,063	151,347	152,857	154,427
Diluted	144,998	148,905	150,348	151,691	153,276	154,949
Performance ratios, annualized
Return on
Average assets	1.70%	1.22%	1.06%	1.18%	1.27%	1.15%
Average common shareholders’ equity	13.32%	9.15%	8.03%	8.89%	9.67%	8.89%
Net interest margin on average earning assets (taxable- equivalent basis)	3.83%	3.71%	3.56%	3.53%	3.45%	3.34%
Nonaccrual loans to total loans and leases, net of unearned discount	.93%	.99%	1.00%	.99%	.98%	1.04%
Net operating (tangible) results (a)
Net operating income (in thousands)	$497,869	357,498	326,664	360,658	385,974	354,035
Diluted net operating income per common share	$3.29	2.26	2.04	2.24	2.38	2.15
Annualized return on
Average tangible assets	1.79%	1.28%	1.12%	1.25%	1.33%	1.21%
Average tangible common shareholders’ equity	19.91%	13.51%	11.77%	13.03%	14.18%	13.05%
Efficiency ratio (b)	52.42%	63.98%	54.65%	56.00%	52.74%	56.93%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$116,413	117,684	120,226	119,515	120,765	122,978
Total tangible assets (c)	111,775	113,041	115,584	114,872	116,117	118,326
Earning assets	106,210	107,231	109,412	108,642	109,987	112,008
Investment securities	13,856	14,467	14,808	15,443	15,913	15,999
Loans and leases, net of unearned discount	87,406	87,766	87,837	88,386	89,268	89,797
Deposits	90,195	91,119	93,469	93,134	94,201	96,300
Common shareholders’ equity (c)	14,301	14,827	15,039	15,069	15,053	15,091
Tangible common shareholders’ equity (c)	9,663	10,184	10,397	10,426	10,405	10,439
At end of quarter
Total assets (c)	$118,426	118,623	118,593	120,402	120,897	123,223
Total tangible assets (c)	113,790	113,982	113,947	115,761	116,251	118,573
Earning assets	107,819	107,976	107,786	109,365	109,976	112,287
Investment securities	13,283	14,067	14,665	15,074	15,816	15,968
Loans and leases, net of unearned discount	87,797	87,711	87,989	87,925	89,081	89,313
Deposits	89,273	90,947	92,432	93,513	93,541	97,043
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,343	14,475	15,016	15,083	15,049	14,978
Tangible common shareholders’ equity (c)	9,707	9,834	10,370	10,442	10,403	10,328
Equity per common share	$99.43	98.60	100.03	99.70	98.66	97.40
Tangible equity per common share	$67.29	66.99	69.08	69.02	68.20	67.16
Market price per common share
High	$188.80	197.37	176.62	166.85	164.03	173.72
Low	167.32	170.00	155.77	141.12	147.55	149.51
Closing	170.15	184.36	170.99	161.04	161.95	154.73

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2018 Quarters		2017 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$493,160	352,610	322,403	355,923	381,053	348,927
Amortization of core deposit and other intangible assets (a)	4,709	4,888	4,261	4,735	4,921	5,108
Net operating income	$497,869	357,498	326,664	360,658	385,974	354,035
Earnings per common share
Diluted earnings per common share	$3.26	2.23	2.01	2.21	2.35	2.12
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.03	.03	.03
Diluted net operating earnings per common share	$3.29	2.26	2.04	2.24	2.38	2.15
Other expense
Other expense	$776,577	933,344	795,813	806,025	750,635	787,852
Amortization of core deposit and other intangible assets	(6,388)	(6,632)	(7,025)	(7,808)	(8,113)	(8,420)
Noninterest operating expense	$770,189	926,712	788,788	798,217	742,522	779,432
Efficiency ratio
Noninterest operating expense (numerator)	$770,189	926,712	788,788	798,217	742,522	779,432
Taxable-equivalent net interest income	1,014,184	980,326	980,457	965,962	946,936	922,259
Other income	457,414	458,696	484,053	459,429	460,816	446,845
Less: Gain (loss) on bank investment securities	2,326	(9,431)	21,296	—	(17)	—
Denominator	$1,469,272	1,448,453	1,443,214	1,425,391	1,407,769	1,369,104
Efficiency ratio	52.42%	63.98%	54.65%	56.00%	52.74%	56.93%
Balance sheet data (in millions)
Average assets
Average assets	$116,413	117,684	120,226	119,515	120,765	122,978
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(62)	(68)	(75)	(82)	(90)	(98)
Deferred taxes	17	18	26	32	35	39
Average tangible assets	$111,775	113,041	115,584	114,872	116,117	118,326
Average common equity
Average total equity	$15,533	16,059	16,271	16,301	16,285	16,323
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Average common equity	14,301	14,827	15,039	15,069	15,053	15,091
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(62)	(68)	(75)	(82)	(90)	(98)
Deferred taxes	17	18	26	32	35	39
Average tangible common equity	$9,663	10,184	10,397	10,426	10,405	10,439
At end of quarter
Total assets
Total assets	118,426	118,623	118,593	120,402	120,897	123,223
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(59)	(65)	(72)	(79)	(86)	(95)
Deferred taxes	16	17	19	31	33	38
Total tangible assets	$113,790	113,982	113,947	115,761	116,251	118,573
Total common equity
Total equity	$15,578	15,710	16,251	16,318	16,284	16,213
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(3)	(3)	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,343	14,475	15,016	15,083	15,049	14,978
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(59)	(65)	(72)	(79)	(86)	(95)
Deferred taxes	16	17	19	31	33	38
Total tangible common equity	$9,707	9,834	10,370	10,442	10,403	10,328

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2018 Second Quarter			2018 First Quarter			2017 Fourth Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,709	$243,081	4.49%	21,547	227,296	4.28%	21,562	220,470	4.06%
Real estate – commercial	33,687	421,705	4.95	33,652	397,713	4.73	33,138	390,752	4.61
Real estate – consumer	18,644	193,547	4.15	19,274	195,701	4.06	19,974	201,151	4.03
Consumer	13,366	171,441	5.14	13,293	163,991	5.00	13,163	162,765	4.91
Total loans and leases, net	87,406	1,029,774	4.73	87,766	984,701	4.55	87,837	975,138	4.40
Interest-bearing deposits at banks	4,890	21,869	1.79	4,941	18,677	1.53	6,680	21,981	1.31
Federal funds sold	1	4	2.23	3	17	1.85	—	2	1.78
Trading account	57	416	2.92	54	404	3.00	87	283	1.31
Investment securities**
U.S. Treasury and federal agencies	13,066	76,704	2.35	13,689	78,017	2.31	14,012	78,995	2.24
Obligations of states and political subdivisions	20	217	4.45	24	271	4.67	30	378	5.00
Other	770	5,318	2.77	754	4,872	2.62	766	6,369	3.30
Total investment securities	13,856	82,239	2.38	14,467	83,160	2.33	14,808	85,742	2.30
Total earning assets	106,210	1,134,302	4.28	107,231	1,086,959	4.11	109,412	1,083,146	3.93
Allowance for credit losses	(1,018)			(1,020)			(1,019)
Cash and due from banks	1,277			1,336			1,340
Other assets	9,944			10,137			10,493
Total assets	$116,413			117,684			120,226
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$52,547	48,738	.37	52,504	40,527	.31	53,436	39,286	.29
Time deposits	5,997	11,362	.76	6,320	10,936	.70	6,888	12,212	.70
Deposits at Cayman Islands office	225	542	.97	248	381	.62	215	330	.61
Total interest-bearing deposits	58,769	60,642	.41	59,072	51,844	.36	60,539	51,828	.34
Short-term borrowings	353	1,383	1.57	280	883	1.28	178	363	.81
Long-term borrowings	8,480	58,093	2.75	8,606	53,906	2.54	8,464	50,498	2.37
Total interest-bearing liabilities	67,602	120,118	.71	67,958	106,633	.64	69,181	102,689	.59
Noninterest-bearing deposits	31,426			32,047			32,930
Other liabilities	1,852			1,620			1,844
Total liabilities	100,880			101,625			103,955
Shareholders’ equity	15,533			16,059			16,271
Total liabilities and shareholders’ equity	$116,413			117,684			120,226
Net interest spread			3.57			3.47			3.34
Contribution of interest-free funds			.26			.24			.22
Net interest income/margin on earning assets		$1,014,184	3.83%		980,326	3.71%		980,457	3.56%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2017 Third Quarter			2017 Second Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,734	$217,953	3.98%	22,350	213,840	3.84%
Real estate – commercial	33,257	382,352	4.50	33,214	361,313	4.30
Real estate – consumer	20,609	204,008	3.96	21,318	210,152	3.94
Consumer	12,786	157,721	4.89	12,386	147,597	4.78
Total loans and leases, net	88,386	962,034	4.32	89,268	932,902	4.19
Interest-bearing deposits at banks	4,740	14,970	1.25	4,741	12,213	1.03
Federal funds sold	—	1	1.58	1	3	1.44
Trading account	73	351	1.92	64	240	1.50
Investment securities**
U.S. Treasury and federal agencies	14,632	81,707	2.22	15,060	87,171	2.32
Obligations of states and political subdivisions	37	442	4.69	46	553	4.86
Other	774	6,533	3.35	807	6,067	3.02
Total investment securities	15,443	88,682	2.28	15,913	93,791	2.36
Total earning assets	108,642	1,066,038	3.89	109,987	1,039,149	3.79
Allowance for credit losses	(1,014)			(1,011)
Cash and due from banks	1,297			1,257
Other assets	10,590			10,532
Total assets	$119,515			120,765
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$53,287	37,714	.28	53,611	30,543	.23
Time deposits	7,673	13,992	.72	8,559	16,303	.76
Deposits at Cayman Islands office	169	310	.73	163	281	.69
Total interest-bearing deposits	61,129	52,016	.34	62,333	47,127	.30
Short-term borrowings	244	554	.90	212	378	.71
Long-term borrowings	8,033	47,506	2.35	8,292	44,708	2.16
Total interest-bearing liabilities	69,406	100,076	.57	70,837	92,213	.52
Noninterest-bearing deposits	32,005			31,868
Other liabilities	1,803			1,775
Total liabilities	103,214			104,480
Shareholders’ equity	16,301			16,285
Total liabilities and shareholders’ equity	$119,515			120,765
Net interest spread			3.32			3.27
Contribution of interest-free funds			.21			.18
Net interest income/margin on earning assets		$965,962	3.53%		946,936	3.45%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2018.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

In April 2018, the parties reached an agreement in principle and a settlement agreement was executed and filed with the court for approval during the second quarter of 2018.  The proposed settlement was preliminarily approved by the court in July 2018.  The final settlement hearing is scheduled to occur in the fourth quarter of 2018.  The settlement amount of $200 million is within the Company’s reserve for litigation matters as of June 30, 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

April 1 - April 30, 2018	1,595,144	$182.48	1,595,000	$184,041,000
May 1 - May 31, 2018	1,013,768	181.61	1,013,376	—
June 1 - June 30, 2018	—	—	—	—
Total	2,608,912	$182.14	2,608,376

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

(2)	On July 17, 2018, M&T announced a program to purchase up to $1.8 billion of its common stock through June 30, 2019.

On June 28, 2018, M&T announced that it had received a non-objection from the Federal Reserve to M&T’s 2018 revised Capital Plan and its proposed capital actions for the four-quarter periods starting on July 1, 2018, which includes the repurchase of up to $1.8 billion of common shares.  On July 17, 2018, M&T’s Board of Dirctors authorized a new stock repurchase program to repurchase up to $1.8 billion of shares of its common stock following all applicable regulatory limitations including those set forth in M&T’s 2018 Capital Plan.

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

M&T BANK CORPORATION

Date: August 2, 2018	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer