Form 10-Q
period 2018-09-30
M&T BANK CORP
filed 2018-11-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on October 31, 2018: 140,357,696, shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

		September 30,	December 31,
Dollars in thousands, except per share		2018	2017

Assets	Cash and due from banks	$1,311,611	$1,420,888
	Interest-bearing deposits at banks	6,523,746	5,078,903
	Trading account	125,038	132,909
	Investment securities (includes pledged securities that can be sold or repledged of $477,609 at September 30, 2018; $487,151 at December 31, 2017)
	Available for sale (cost: $9,449,975 at September 30, 2018; $10,938,796 at December 31, 2017)	9,154,515	10,896,284
	Held to maturity (fair value: $3,313,270 at September 30, 2018; $3,341,762 at December 31, 2017)	3,418,719	3,353,213
	Equity and other securities (cost: $488,389 at September 30, 2018; $415,028 at December 31, 2017)	500,647	415,028
	Total investment securities	13,073,881	14,664,525
	Loans and leases	86,942,468	88,242,886
	Unearned discount	(261,983)	(253,903)
	Loans and leases, net of unearned discount	86,680,485	87,988,983
	Allowance for credit losses	(1,019,488)	(1,017,198)
	Loans and leases, net	85,660,997	86,971,785
	Premises and equipment	634,424	646,451
	Goodwill	4,593,112	4,593,112
	Core deposit and other intangible assets	52,426	71,589
	Accrued interest and other assets	4,852,402	5,013,325
	Total assets	$116,827,637	$118,593,487

Liabilities	Noninterest-bearing deposits	$31,773,560	$33,975,180
	Savings and interest-checking deposits	51,108,962	51,698,008
	Time deposits	5,810,587	6,580,962
	Deposits at Cayman Islands office	447,287	177,996
	Total deposits	89,140,396	92,432,146
	Short-term borrowings	1,310,110	175,099
	Accrued interest and other liabilities	1,800,778	1,593,993
	Long-term borrowings	9,140,268	8,141,430
	Total liabilities	101,391,552	102,342,668
Shareholders' equity	Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at September 30, 2018 and December 31, 2017; Liquidation preference of $10,000 per share: 50,000 shares at September 30, 2018 and December 31, 2017	1,231,500	1,231,500
	Common stock, $.50 par, 250,000,000 shares authorized, 159,765,948 shares issued at September 30, 2018; 159,817,518 shares issued at December 31, 2017	79,883	79,909
	Common stock issuable, 24,595 shares at September 30, 2018; 27,138 shares at December 31, 2017	1,716	1,847
	Additional paid-in capital	6,585,447	6,590,855
	Retained earnings	11,128,343	10,164,804
	Accumulated other comprehensive income (loss), net	(542,399)	(363,814)
	Treasury stock — common, at cost — 18,312,024 shares at September 30, 2018; 9,733,115 shares at December 31, 2017	(3,048,405)	(1,454,282)
	Total shareholders’ equity	15,436,085	16,250,819
	Total liabilities and shareholders’ equity	$116,827,637	$118,593,487

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

		Three Months Ended September 30		Nine Months Ended September 30
In thousands, except per share		2018	2017	2018	2017

Interest income	Loans and leases, including fees	$1,060,832	953,662	$3,065,272	2,776,340
	Investment securities
	Fully taxable	80,118	87,937	244,989	276,057
	Exempt from federal taxes	153	345	573	1,154
	Deposits at banks	26,000	14,970	66,546	39,345
	Other	272	296	1,050	760
	Total interest income	1,167,375	1,057,210	3,378,430	3,093,656
Interest expense	Savings and interest-checking deposits	56,156	37,714	145,421	93,891
	Time deposits	12,976	13,992	35,274	49,293
	Deposits at Cayman Islands office	1,556	310	2,479	856
	Short-term borrowings	1,600	554	3,866	1,148
	Long-term borrowings	66,049	47,506	178,048	138,874
	Total interest expense	138,337	100,076	365,088	284,062
	Net interest income	1,029,038	957,134	3,013,342	2,809,594
	Provision for credit losses	16,000	30,000	94,000	137,000
	Net interest income after provision for credit losses	1,013,038	927,134	2,919,342	2,672,594
Other income	Mortgage banking revenues	88,408	96,737	268,213	267,592
	Service charges on deposit accounts	108,647	109,356	320,546	319,589
	Trust income	133,545	124,900	402,561	371,712
	Brokerage services income	12,267	14,676	38,288	48,677
	Trading account and foreign exchange gains	6,073	7,058	15,965	24,833
	Loss on bank investment securities	(3,415)	—	(10,520)	(17)
	Other revenues from operations	113,769	106,702	340,351	334,704
	Total other income	459,294	459,429	1,375,404	1,367,090
Other expense	Salaries and employee benefits	431,371	398,605	1,313,336	1,246,400
	Equipment and net occupancy	77,481	75,558	225,309	223,721
	Outside data processing and software	50,678	45,761	148,819	134,637
	FDIC assessments	18,849	23,969	58,689	78,149
	Advertising and marketing	21,784	17,403	59,800	49,837
	Printing, postage and supplies	8,843	8,732	26,881	27,397
	Amortization of core deposit and other intangible assets	6,143	7,808	19,163	24,341
	Other costs of operations	160,830	228,189	633,903	560,030
	Total other expense	775,979	806,025	2,485,900	2,344,512
	Income before taxes	696,353	580,538	1,808,846	1,695,172
	Income taxes	170,262	224,615	436,985	609,269
	Net income	$526,091	355,923	$1,371,861	1,085,903
	Net income available to common shareholders
	Basic	$505,363	335,801	$1,310,697	1,025,011
	Diluted	505,365	335,804	1,310,703	1,025,023
	Net income per common share
	Basic	$3.54	2.22	$9.01	6.71
	Diluted	3.53	2.21	9.00	6.69
	Cash dividends per common share	$1.00	.75	$2.55	2.25
	Average common shares outstanding
	Basic	142,822	151,347	145,424	152,866
	Diluted	142,976	151,691	145,605	153,293

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2018	2017	2018	2017

Net income	$526,091	355,923	$1,371,861	1,085,903
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(30,381)	18,258	(167,798)	33,834
Cash flow hedges adjustments	(961)	(1,120)	(13,972)	(2,098)
Foreign currency translation adjustment	(265)	863	(1,409)	2,489
Defined benefit plans liability adjustments	7,149	4,165	21,447	12,496
Total other comprehensive income (loss)	(24,458)	22,166	(161,732)	46,721
Total comprehensive income	$501,633	378,089	$1,210,129	1,132,624

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine Months Ended September 30
In thousands		2018	2017

Cash flows from operating activities	Net income	$1,371,861	$1,085,903
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for credit losses	94,000	137,000
	Depreciation and amortization of premises and equipment	80,186	84,631
	Amortization of capitalized servicing rights	36,567	41,475
	Amortization of core deposit and other intangible assets	19,163	24,341
	Provision for deferred income taxes	(73,410)	9,926
	Asset write-downs	7,398	10,878
	Net gain on sales of assets	(17,681)	(27,967)
	Net change in accrued interest receivable, payable	(30,178)	(23,059)
	Net change in other accrued income and expense	125,478	110,138
	Net change in loans originated for sale	(252,981)	523,895
	Net change in trading account assets and liabilities	179,214	88,705
	Net cash provided by operating activities	1,539,617	2,065,866
Cash flows from investing activities	Proceeds from sales of investment securities
	Available for sale	418	512,143
	Equity and other securities	649,204	178,244
	Proceeds from maturities of investment securities
	Available for sale	1,415,214	1,650,258
	Held to maturity	374,718	390,278
	Purchases of investment securities
	Available for sale	(9,197)	(248,705)
	Held to maturity	(444,703)	(1,175,608)
	Equity and other securities	(644,404)	(132,104)
	Net decrease in loans and leases	1,443,623	2,259,049
	Net increase in interest-bearing deposits at banks	(1,444,843)	(1,305,846)
	Capital expenditures, net	(59,302)	(62,515)
	Net decrease in loan servicing advances	267,074	47,786
	Other, net	(11,072)	66,357
	Net cash provided by investing activities	1,536,730	2,179,337
Cash flows from financing activities	Net decrease in deposits	(3,289,371)	(1,976,237)
	Net increase in short-term borrowings	1,135,011	37,326
	Proceeds from long-term borrowings	1,773,189	2,145,950
	Payments on long-term borrowings	(707,594)	(3,029,320)
	Purchases of treasury stock	(1,694,562)	(981,691)
	Dividends paid — common	(371,380)	(345,166)
	Dividends paid — preferred	(53,628)	(53,842)
	Other, net	22,711	5,480
	Net cash used by financing activities	(3,185,624)	(4,197,500)
	Net increase (decrease) in cash, cash equivalents and restricted cash	(109,277)	47,703
	Cash, cash equivalents and restricted cash at beginning of period	1,420,888	1,320,549
	Cash, cash equivalents and restricted cash at end of period	$1,311,611	$1,368,252
Supplemental disclosure of cash flow information	Interest received during the period	$3,360,710	$3,088,042
	Interest paid during the period	381,137	310,640
	Income taxes paid during the period	197,247	462,163
Supplemental schedule of noncash investing and financing activities	Real estate acquired in settlement of loans	$50,849	$88,551
	Securitization of residential mortgage loans allocated to
	Available-for-sale investment securities	17,606	22,527
	Capitalized servicing rights	275	262

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2017
Balance — January 1, 2017	$1,231,500	79,973	2,145	6,676,948	9,222,488	(294,636)	(431,796)	16,486,622
Total comprehensive income	—	—	—	—	1,085,903	46,721	—	1,132,624
Preferred stock cash dividends	—	—	—	—	(54,604)	—	—	(54,604)
Exercise of 304,436 Series A stock warrants into 165,498 shares of common stock	—	—	—	(22,992)	—	—	22,992	—
Purchases of treasury stock	—	—	—	—	—	—	(981,691)	(981,691)
Stock-based compensation plans:
Compensation expense, net	—	(63)	—	(51,606)	—	—	57,685	6,016
Exercises of stock options, net	—	—	—	(6,722)	—	—	68,014	61,292
Stock purchase plan	—	—	—	2,563	—	—	8,268	10,831
Directors’ stock plan	—	—	—	225	—	—	1,201	1,426
Deferred compensation plans, net, including dividend equivalents	—	—	(318)	(368)	(65)	—	594	(157)
Common stock cash dividends — $2.25 per share	—	—	—	—	(344,307)	—	—	(344,307)
Balance — September 30, 2017	$1,231,500	79,910	1,827	6,598,048	9,909,415	(247,915)	(1,254,733)	16,318,052
2018
Balance — January 1, 2018	$1,231,500	79,909	1,847	6,590,855	10,164,804	(363,814)	(1,454,282)	16,250,819
Cumulative effect of change in accounting principle — equity securities	—	—	—	—	16,853	(16,853)	—	—
Total comprehensive income	—	—	—	—	1,371,861	(161,732)	—	1,210,129
Preferred stock cash dividends	—	—	—	—	(54,390)	—	—	(54,390)
Exercise of 76,517 Series A stock warrants into 45,426 shares of common stock	—	—	—	(7,240)	—	—	7,240	—
Purchases of treasury stock	—	—	—	—	—	—	(1,694,562)	(1,694,562)
Stock-based compensation plans:
Compensation expense, net	—	(26)	—	2,836	—	—	22,338	25,148
Exercises of stock options, net	—	—	—	(3,282)	—	—	60,075	56,793
Stock purchase plan	—	—	—	2,358	—	—	8,766	11,124
Directors’ stock plan	—	—	—	168	—	—	1,628	1,796
Deferred compensation plans, net, including dividend equivalents	—	—	(131)	(248)	(62)	—	392	(49)
Common stock cash dividends — $2.55 per share	—	—	—	—	(370,723)	—	—	(370,723)
Balance — September 30, 2018	$1,231,500	79,883	1,716	6,585,447	11,128,343	(542,399)	(3,048,405)	15,436,085

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

2. Investment securities

On January 1, 2018, the Company adopted amended guidance requiring equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in the consolidated statement of income.  This amended guidance excludes equity method investments, investments in consolidated subsidiaries, exchange membership ownership interests, and Federal Home Loan Bank of New York and Federal Reserve Bank of New York capital stock.  Upon adoption the Company reclassified $17 million, after-tax effect, from accumulated other comprehensive income to retained earnings, representing the difference between fair value and the cost basis of equity investments with readily determinable fair values at January 1, 2018. Net unrealized losses recorded as loss on bank investment securities in the consolidated statement of income during the three months and nine months ended September 30, 2018 were $3 million and $11 million, respectively. The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,623,860	8	15,196	$1,608,672
Obligations of states and political subdivisions	1,792	9	5	1,796
Mortgage-backed securities:
Government issued or guaranteed	7,686,746	9,610	283,660	7,412,696
Privately issued	25	—	2	23
Other debt securities	137,552	1,911	8,135	131,328
	9,449,975	11,538	306,998	9,154,515
Investment securities held to maturity:
U.S. Treasury and federal agencies	445,199	—	412	444,787
Obligations of states and political subdivisions	8,752	32	18	8,766
Mortgage-backed securities:
Government issued or guaranteed	2,842,807	1,912	94,241	2,750,478
Privately issued	117,996	11,025	23,747	105,274
Other debt securities	3,965	—	—	3,965
	3,418,719	12,969	118,418	3,313,270
Total debt securities	$12,868,694	24,507	425,416	$12,467,785
Equity and other securities:
Readily marketable equity — at fair value	$77,871	13,253	995	$90,129
Other — at cost	410,518	—	—	410,518
Total equity and other securities	$488,389	13,253	995	$500,647

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,965,665	—	18,178	$1,947,487
Obligations of states and political subdivisions	2,555	36	2	2,589
Mortgage-backed securities:
Government issued or guaranteed	8,755,482	59,497	98,587	8,716,392
Privately issued	28	—	—	28
Other debt securities	136,905	2,402	10,475	128,832
Equity securities	78,161	23,219	424	100,956
	10,938,796	85,154	127,666	10,896,284
Investment securities held to maturity:
Obligations of states and political subdivisions	24,562	109	49	24,622
Mortgage-backed securities:
Government issued or guaranteed	3,187,953	27,236	13,746	3,201,443
Privately issued	135,688	2,574	27,575	110,687
Other debt securities	5,010	—	—	5,010
	3,353,213	29,919	41,370	3,341,762
Other securities — at cost	415,028	—	—	415,028
Total	$14,707,037	115,073	169,036	$14,653,074

There were no significant gross realized gains or losses from sales of investment securities for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$1,269,955	1,261,175
Due after one year through five years	361,249	354,788
Due after five years through ten years	101,971	101,055
Due after ten years	30,029	24,778
	1,763,204	1,741,796
Mortgage-backed securities available for sale	7,686,771	7,412,719
	$9,449,975	9,154,515
Debt securities held to maturity:
Due in one year or less	$448,774	448,366
Due after one year through five years	5,177	5,187
Due after ten years	3,965	3,965
	457,916	457,518
Mortgage-backed securities held to maturity	2,960,803	2,855,752
	$3,418,719	3,313,270

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

A summary of investment securities that as of  September 30, 2018 and December 31, 2017 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,221	(79)	1,601,806	(15,117)
Obligations of states and political subdivisions	702	(4)	375	(1)
Mortgage-backed securities:
Government issued or guaranteed	2,973,861	(80,037)	3,628,562	(203,623)
Privately issued	7	(2)	—	—
Other debt securities	15,409	(127)	63,639	(8,008)
	2,999,200	(80,249)	5,294,382	(226,749)

Investment securities held to maturity:
U.S. Treasury and federal agencies	444,787	(412)	—	—
Obligations of states and political subdivisions	514	(1)	3,436	(17)
Mortgage-backed securities:
Government issued or guaranteed	1,762,808	(52,208)	800,906	(42,033)
Privately issued	—	—	52,180	(23,747)
	2,208,109	(52,621)	856,522	(65,797)
Total	$5,207,309	(132,870)	6,150,904	(292,546)

December 31, 2017
Investment securities available for sale:
U.S. Treasury and federal agencies	$278,132	(1,761)	1,669,355	(16,417)
Obligations of states and political subdivisions	—	—	474	(2)
Mortgage-backed securities:
Government issued or guaranteed	2,106,142	(13,695)	3,138,841	(84,892)
Other debt securities	3,067	(26)	61,159	(10,449)
Equity securities (a)	—	—	18,162	(424)
	2,387,341	(15,482)	4,887,991	(112,184)

Investment securities held to maturity:
Obligations of states and political subdivisions	2,954	(4)	6,110	(45)
Mortgage-backed securities:
Government issued or guaranteed	1,331,759	(7,036)	265,695	(6,710)
Privately issued	5,061	(1,216)	55,255	(26,359)
	1,339,774	(8,256)	327,060	(33,114)
Total	$3,727,115	(23,738)	5,215,051	(145,298)

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

The Company owned 1,503 individual debt securities with aggregate gross unrealized losses of $425 million at September 30, 2018. Based on a review of each of the securities in the investment securities portfolio at September 30, 2018, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of September 30, 2018, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At September 30, 2018, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $411 million of cost method equity securities.

3. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of  September 30, 2018 and December 31, 2017 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
September 30, 2018
Commercial, financial, leasing, etc.	$21,317,925	81,323	1,390	100	—	234,656	$21,635,394
Real estate:
Commercial	24,650,660	97,630	52,436	4,277	9,948	207,584	25,022,535
Residential builder and developer	1,631,501	7,354	1,656	114	—	2,786	1,643,411
Other commercial construction	6,792,917	39,598	440	16	571	18,887	6,852,429
Residential	13,989,937	437,170	193,604	7,065	224,618	227,619	15,080,013
Residential — limited documentation	2,373,778	93,582	729	—	90,843	82,454	2,641,386
Consumer:
Home equity lines and loans	4,850,989	35,212	—	4,694	—	66,303	4,957,198
Automobile	3,527,867	71,184	—	—	—	20,949	3,620,000
Other	5,144,471	41,992	4,105	27,957	—	9,594	5,228,119
Total	$84,280,045	905,045	254,360	44,223	325,980	870,832	$86,680,485

December 31, 2017
Commercial, financial, leasing, etc.	$21,332,234	167,756	1,322	327	21	240,991	$21,742,651
Real estate:
Commercial	24,910,381	166,305	4,444	6,016	16,815	184,982	25,288,943
Residential builder and developer	1,618,973	5,159	—	—	1,135	6,451	1,631,718
Other commercial construction	6,407,451	23,467	—	—	4,706	10,088	6,445,712
Residential	15,376,759	474,372	233,437	7,582	282,102	235,834	16,610,086
Residential — limited documentation	2,718,019	83,898	—	—	105,236	96,105	3,003,258
Consumer:
Home equity lines and loans	5,171,345	38,546	—	9,391	—	74,500	5,293,782
Automobile	3,441,371	78,511	—	—	—	23,781	3,543,663
Other	4,349,071	40,929	5,202	24,102	—	9,866	4,429,170
Total	$85,325,604	1,078,943	244,405	47,418	410,015	882,598	$87,988,983
(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $258 million and $356 million at September 30, 2018 and December 31, 2017, respectively.  Commercial real estate loans held for sale were $381 million at September 30, 2018 and $22 million at December 31, 2017.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)

Outstanding principal balance	$1,124,232	1,394,188
Carrying amount:
Commercial, financial, leasing, etc.	26,473	31,105
Commercial real estate	165,431	228,054
Residential real estate	507,475	620,827
Consumer	97,125	123,413
	$796,504	1,003,399

Purchased impaired loans included in the table above totaled $326 million at September 30, 2018 and $410 million at December 31, 2017, representing less than 1% of the Company’s assets as of each date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30
	2018		2017
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$149,388	$117,715	$133,532	$163,099
Interest income	(8,105)	(18,001)	(10,815)	(20,064)
Reclassifications from nonaccretable balance	8,445	25	30,799	6,041
Other (a)	—	2,001	—	1,545
Balance at end of period	$149,728	101,740	$153,516	$150,621

	Nine Months Ended September 30
	2018		2017
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$157,918	$133,162	$154,233	$201,153
Interest income	(25,893)	(48,507)	(32,546)	(66,505)
Reclassifications from nonaccretable balance	17,703	11,230	31,829	11,076
Other (a)	—	5,855	—	4,897
Balance at end of period	$149,728	$101,740	$153,516	150,621

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended September 30, 2018 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$328,830	353,761	76,123	182,987	77,547	$1,019,248
Provision for credit losses	(6,972)	(11,394)	741	32,887	738	16,000
Net charge-offs
Charge-offs	(11,792)	(1,941)	(3,338)	(34,995)	—	(52,066)
Recoveries	7,123	14,577	1,655	12,951	—	36,306
Net (charge-offs) recoveries	(4,669)	12,636	(1,683)	(22,044)	—	(15,760)
Ending balance	$317,189	355,003	75,181	193,830	78,285	$1,019,488

Changes in the allowance for credit losses for the three months ended September 30, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$339,314	$366,229	66,006	158,559	78,117	$1,008,225
Provision for credit losses	2,451	(7,699)	1,267	33,886	95	30,000
Net charge-offs
Charge-offs	(9,714)	(258)	(4,206)	(32,874)	—	(47,052)
Recoveries	4,423	5,895	2,028	9,807	—	22,153
Net (charge-offs) recoveries	(5,291)	5,637	(2,178)	(23,067)	—	(24,899)
Ending balance	$336,474	$364,167	65,095	169,378	78,212	$1,013,326

Changes in the allowance for credit losses for the nine months ended September 30, 2018 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$328,599	374,085	65,405	170,809	78,300	$1,017,198
Provision for credit losses	11,508	(27,464)	16,469	93,502	(15)	94,000
Net charge-offs
Charge-offs	(41,273)	(7,855)	(11,658)	(105,479)	—	(166,265)
Recoveries	18,355	16,237	4,965	34,998	—	74,555
Net (charge-offs) recoveries	(22,918)	8,382	(6,693)	(70,481)	—	(91,710)
Ending balance	$317,189	355,003	75,181	193,830	78,285	$1,019,488

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the nine months ended September 30, 2017 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,833	362,719	61,127	156,288	78,030	$988,997
Provision for credit losses	44,642	1,201	14,067	76,908	182	137,000
Net charge-offs
Charge-offs	(51,318)	(7,556)	(16,364)	(96,060)	—	(171,298)
Recoveries	12,317	7,803	6,265	32,242	—	58,627
Net (charge-offs) recoveries	(39,001)	247	(10,099)	(63,818)	—	(112,671)
Ending balance	$336,474	364,167	65,095	169,378	78,212	$1,013,326

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered impaired as of September 30, 2018 and December 31, 2017 and for the three-month and nine-month periods ended September 30, 2018 and 2017 follows.

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$171,272	193,161	46,554	177,250	194,257	45,488
Real estate:
Commercial	123,451	135,167	11,851	67,199	75,084	9,140
Residential builder and developer	6,248	6,782	352	5,320	5,641	308
Other commercial construction	11,287	11,650	878	4,817	20,357	647
Residential	122,627	145,231	5,695	101,724	122,602	4,000
Residential — limited documentation	75,183	91,149	4,000	77,277	92,439	3,900
Consumer:
Home equity lines and loans	48,711	53,869	9,269	48,847	53,914	8,812
Automobile	3,445	4,118	705	13,498	15,737	2,811
Other	11,536	17,010	2,365	3,220	5,872	656
	573,760	658,137	81,669	499,152	585,903	75,762
With no related allowance recorded:
Commercial, financial, leasing, etc.	84,235	115,654	—	89,126	115,327	—
Real estate:
Commercial	104,753	114,998	—	138,356	149,716	—
Residential builder and developer	1,174	1,174	—	5,057	5,296	—
Other commercial construction	7,698	11,428	—	5,456	9,130	—
Residential	14,651	19,742	—	13,574	18,980	—
Residential — limited documentation	5,873	10,190	—	9,588	16,138	—
	218,384	273,186	—	261,157	314,587	—
Total:
Commercial, financial, leasing, etc.	255,507	308,815	46,554	266,376	309,584	45,488
Real estate:
Commercial	228,204	250,165	11,851	205,555	224,800	9,140
Residential builder and developer	7,422	7,956	352	10,377	10,937	308
Other commercial construction	18,985	23,078	878	10,273	29,487	647
Residential	137,278	164,973	5,695	115,298	141,582	4,000
Residential — limited documentation	81,056	101,339	4,000	86,865	108,577	3,900
Consumer:
Home equity lines and loans	48,711	53,869	9,269	48,847	53,914	8,812
Automobile	3,445	4,118	705	13,498	15,737	2,811
Other	11,536	17,010	2,365	3,220	5,872	656
Total	$792,144	931,323	81,669	760,309	900,490	75,762

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$256,196	1,985	1,985	$224,526	391	391
Real estate:
Commercial	204,315	1,489	1,489	233,572	1,425	1,425
Residential builder and developer	9,000	—	—	8,550	895	895
Other commercial construction	9,623	3,379	3,379	16,578	25	25
Residential	133,337	1,959	773	113,892	1,903	905
Residential — limited documentation	81,729	1,607	481	91,974	1,624	569
Consumer:
Home equity lines and loans	48,542	421	62	47,831	419	99
Automobile	7,805	181	20	14,588	251	22
Other	7,450	126	6	3,269	80	2
Total	$757,997	11,147	8,195	754,780	7,013	4,333

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$266,594	4,101	4,101	242,410	1,674	1,674
Real estate:
Commercial	184,795	8,447	8,447	205,814	3,213	3,213
Residential builder and developer	9,111	1,682	1,682	14,551	1,791	1,791
Other commercial construction	9,056	3,438	3,438	15,474	958	958
Residential	126,910	6,190	2,612	108,741	5,004	2,285
Residential — limited documentation	83,700	4,763	1,494	94,680	4,573	1,292
Consumer:
Home equity lines and loans	48,661	1,268	220	46,829	1,240	290
Automobile	11,189	630	49	15,483	788	62
Other	4,545	299	12	3,430	227	8
Total	$744,561	30,818	22,055	747,412	19,468	11,573

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
September 30, 2018
Pass	$20,498,610	24,190,472	1,499,791	6,709,973
Criticized accrual	902,128	624,479	140,834	123,569
Criticized nonaccrual	234,656	207,584	2,786	18,887
Total	$21,635,394	25,022,535	1,643,411	6,852,429
December 31, 2017
Pass	$20,490,486	24,380,184	1,485,148	6,270,812
Criticized accrual	1,011,174	723,777	140,119	164,812
Criticized nonaccrual	240,991	184,982	6,451	10,088
Total	$21,742,651	25,288,943	1,631,718	6,445,712

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized totaled $29 million and $23 million, respectively, at September 30, 2018 and $34 million and $25 million, respectively, at December 31, 2017. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance were $18 million and $29 million, respectively, at September 30, 2018 and $20 million and $32 million, respectively, at December 31, 2017.

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
September 30, 2018
Individually evaluated for impairment	$46,554	13,081	9,695	12,339	$81,669
Collectively evaluated for impairment	270,635	341,922	50,576	181,491	844,624
Purchased impaired	—	—	14,910	—	14,910
Allocated	$317,189	355,003	75,181	193,830	$941,203
Unallocated					78,285
Total					$1,019,488
December 31, 2017
Individually evaluated for impairment	$45,488	10,095	7,900	12,279	$75,762
Collectively evaluated for impairment	283,111	363,990	47,645	158,530	853,276
Purchased impaired	—	—	9,860	—	9,860
Allocated	$328,599	374,085	65,405	170,809	938,898
Unallocated					78,300
Total					$1,017,198

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
September 30, 2018
Individually evaluated for impairment	$255,507	254,611	218,334	63,692	$792,144
Collectively evaluated for impairment	21,379,887	33,253,245	17,187,604	13,741,625	85,562,361
Purchased impaired	—	10,519	315,461	—	325,980
Total	$21,635,394	33,518,375	17,721,399	13,805,317	$86,680,485
December 31, 2017
Individually evaluated for impairment	$266,376	226,205	202,163	65,565	$760,309
Collectively evaluated for impairment	21,476,254	33,117,512	19,023,843	13,201,050	86,818,659
Purchased impaired	21	22,656	387,338	—	410,015
Total	$21,742,651	33,366,373	19,613,344	13,266,615	$87,988,983

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and nine-month periods ended September 30, 2018 and 2017:

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended September 30, 2018	(Dollars in thousands)

Commercial, financial, leasing, etc.	47	$6,837	$1,683	$5	$—	$5,018	$6,706
Real estate:
Commercial	18	11,581	1,493	—	3,475	6,297	11,265
Residential	34	8,182	6,026	—	—	3,002	9,028
Residential — limited documentation	3	716	—	—	—	847	847
Consumer:
Home equity lines and loans	17	1,651	220	—	—	1,450	1,670
Automobile	30	526	526	—	—	—	526
Other	2	44	44	—	—	—	44
Total	151	$29,537	$9,992	$5	$3,475	$16,614	$30,086

Three Months Ended September 30, 2017

Commercial, financial, leasing, etc.	49	$15,812	$5,888	$—	$97	$9,251	$15,236
Real estate:
Commercial	17	5,861	1,420	—	868	3,450	5,738
Residential	34	5,123	3,033	—	—	2,716	5,749
Residential — limited documentation	4	515	383	—	—	167	550
Consumer:
Home equity lines and loans	25	2,154	461	—	—	1,776	2,237
Automobile	17	342	326	—	—	16	342
Other	1	5	5	—	—	—	5
Total	147	$29,812	$11,516	$—	$965	$17,376	$29,857

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
Nine Months Ended September 30, 2018	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Commercial, financial, leasing, etc.	150	$96,221	$47,029	$658	$6,111	$43,086	$96,884
Real estate:
Commercial	66	25,561	14,693	175	3,869	7,224	25,961
Other commercial construction	1	752	746	—	—	—	746
Residential	111	28,769	15,785	—	—	15,670	31,455
Residential — limited documentation	8	1,595	467	—	—	1,423	1,890
Consumer:
Home equity lines and loans	41	3,554	224	—	—	3,357	3,581
Automobile	57	1,007	995	—	—	12	1,007
Other	4	93	93	—	—	—	93
Total	438	$157,552	$80,032	$833	$9,980	$70,772	$161,617

Nine Months Ended September 30, 2017

Commercial, financial, leasing, etc.	162	$93,346	$18,449	$—	$6,459	$47,211	$72,119
Real estate:
Commercial	67	38,608	16,193	—	868	21,332	38,393
Residential builder and developer	3	12,291	—	—	—	10,879	10,879
Other commercial construction	2	168	168	—	—	—	168
Residential	105	22,459	11,608	—	—	12,557	24,165
Residential — limited documentation	17	3,724	618	—	—	3,352	3,970
Consumer:
Home equity lines and loans	85	7,885	1,040	—	491	6,442	7,973
Automobile	59	1,160	1,089	—	—	71	1,160
Other	6	85	85	—	—	—	85
Total	506	$179,726	$49,250	$—	$7,818	$101,844	$158,912
(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted.  Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2018 and 2017 and for which there was a subsequent payment default during the nine-month periods ended September 30, 2018 and 2017, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $85 million and $108 million at September 30, 2018 and December 31, 2017, respectively.  There were $404 million and $497 million at September 30, 2018 and December 31, 2017, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at September 30, 2018, approximately 40% were classified as purchased impaired and 20% were government guaranteed.

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

M&T had $521 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at September 30, 2018 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

Also included in long-term borrowings are agreements to repurchase securities of $412 million and $422 million at September 30, 2018 and December 31, 2017, respectively.  The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.  The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $429 million and $442 million at September 30, 2018 and December 31, 2017, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Shareholders' equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share.  Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of September 30, 2018 and December 31, 2017 is presented below:

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

(a)

Dividends, if declared, are paid at 6.375%.  Warrants to purchase M&T common stock at $73.58 per share issued in connection with the Series A preferred stock expire on December 23, 2018 and totaled 180,491 at September 30, 2018.

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

In addition to the Series A warrants mentioned in (a) above, a warrant to purchase 95,743 shares of M&T common stock at $517.01 per share was outstanding at September 30, 2018.  The obligation under that warrant was assumed by M&T in an acquisition and expires on December 12, 2018.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30
	2018	2017	2018	2017
	(In thousands)

Service cost	$5,086	5,048	234	293
Interest cost on projected benefit obligation	18,676	19,818	573	929
Expected return on plan assets	(30,781)	(27,131)	—	—
Amortization of prior service cost (credit)	139	139	(1,182)	(340)
Amortization of net actuarial loss (gain)	10,948	7,316	(206)	(247)
Net periodic benefit cost	$4,068	5,190	(581)	635

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30
	2018	2017	2018	2017
	(In thousands)

Service cost	$15,258	15,145	703	878
Interest cost on projected benefit obligation	56,029	59,452	1,719	2,787
Expected return on plan assets	(92,344)	(81,393)	—	—
Amortization of prior service cost (credit)	417	418	(3,546)	(1,019)
Amortization of net actuarial loss (gain)	32,844	21,947	(619)	(741)
Net periodic benefit cost	$12,204	15,569	(1,743)	1,905

Service cost is reflected in salaries and employee benefits expense. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $16,907,000 and $16,085,000 for the three months ended September 30, 2018 and 2017, respectively, and $55,375,000 and $53,127,000 for the nine months ended September 30, 2018 and 2017, respectively, and are included in salaries and employee benefits expense.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In thousands, except per share)

Income available to common shareholders:
Net income	$526,091	355,923	1,371,861	1,085,903
Less: Preferred stock dividends (a)	(18,130)	(18,130)	(54,390)	(54,604)
Net income available to common equity	507,961	337,793	1,317,471	1,031,299
Less: Income attributable to unvested stock-based compensation awards	(2,598)	(1,992)	(6,774)	(6,288)
Net income available to common shareholders	$505,363	335,801	1,310,697	1,025,011
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	143,556	152,245	146,177	153,814
Less: Unvested stock-based compensation awards	(734)	(898)	(753)	(948)
Weighted-average shares outstanding	142,822	151,347	145,424	152,866

Basic earnings per common share	$3.54	2.22	9.01	6.71

 (a)Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In thousands, except per share)

Net income available to common equity	$507,961	337,793	1,317,471	1,031,299
Less: Income attributable to unvested stock-based compensation awards	(2,596)	(1,989)	(6,768)	(6,276)
Net income available to common shareholders	$505,365	335,804	1,310,703	1,025,023
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	143,556	152,245	146,177	153,814
Less: Unvested stock-based compensation awards	(734)	(898)	(753)	(948)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	154	344	181	427
Adjusted weighted-average shares outstanding	142,976	151,691	145,605	153,293

Diluted earnings per common share	$3.53	2.21	9.00	6.69

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 212,407 and 408,657 common shares during the three-month periods ended September 30, 2018 and 2017, respectively, and 220,653 and 404,487 common shares during the nine-month periods ended September 30, 2018 and 2017, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

		Investment	Defined Benefit		Total Amount		Income
		Securities (a)	Plans	Other	Before Tax		Tax	Net
		(In thousands)

Balance — January 1, 2018		$(59,957)	(413,168)	(20,165)	$(493,290)		129,476	$(363,814)
Cumulative effect of change in accounting principle — equity securities		(22,795)	—	—	(22,795)		5,942	(16,853)
Other comprehensive income before reclassifications:
Unrealized holding losses, net		(230,135)	—	—	(230,135)		60,494	(169,641)
Foreign currency translation adjustment		—	—	(1,783)	(1,783)		374	(1,409)
Unrealized losses on cash flow hedges		—	—	(26,522)	(26,522)		6,972	(19,550)
Total other comprehensive income (loss) before reclassifications		(230,135)	—	(28,305)	(258,440)		67,840	(190,600)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities		2,519	—	—	2,519	(c)	(662)	1,857
Gains realized in net income		(18)	—	—	(18)	(d)	4	(14)
Accretion of net gain on terminated cash flow hedges		—	—	(83)	(83)	(e)	22	(61)
Net yield adjustment from cash flow hedges currently in effect		—	—	7,650	7,650	(e)	(2,011)	5,639
Amortization of prior service credit		—	(3,129)	—	(3,129)	(f)	823	(2,306)
Amortization of actuarial losses		—	32,225	—	32,225	(f)	(8,472)	23,753
Total other comprehensive income (loss)		(227,634)	29,096	(20,738)	(219,276)		57,544	(161,732)
Balance — September 30, 2018		$(310,386)	(384,072)	(40,903)	$(735,361)		192,962	$(542,399)

	Investment Securities		Defined Benefit		Total Amount		Income
	With OTTI (b)	All Other	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2017	$46,725	(73,785)	(449,917)	(8,268)	$(485,245)		190,609	$(294,636)
Other comprehensive income before reclassifications:
Unrealized holding gains (losses), net	(7,365)	60,586	—	—	53,221		(20,934)	32,287
Foreign currency translation adjustment	—	—	—	3,829	3,829		(1,340)	2,489
Unrealized losses on cash flow hedges	—	—	—	(1,076)	(1,076)		424	(652)
Total other comprehensive income (loss) before reclassifications	(7,365)	60,586	—	2,753	55,974		(21,850)	34,124
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	—	2,535	—	—	2,535	(c)	(998)	1,537
(Gains) losses realized in net income	(50)	67	—	—	17	(d)	(7)	10
Accretion of net gain on terminated cash flow hedges	—	—	—	(109)	(109)	(e)	43	(66)
Net yield adjustment from cash flow hedges currently in effect	—	—	—	(2,275)	(2,275)	(e)	895	(1,380)
Amortization of prior service credit	—	—	(601)	—	(601)	(f)	236	(365)
Amortization of actuarial losses	—	—	21,206	—	21,206	(f)	(8,345)	12,861
Total other comprehensive income (loss)	(7,415)	63,188	20,605	369	76,747		(30,026)	46,721
Balance — September 30, 2017	$39,310	(10,597)	(429,312)	(7,899)	$(408,498)		160,583	$(247,915)

(a)

Beginning January 1, 2018, equity securities with readily determinable fair values are required to be measured at fair value with changes in fair value recognized in the income statement. Separate presentation of investment securities with an other-than-temporary impairment charge is no longer required.

(b)	Other-than-temporary impairment
(c)	Included in interest income
(d)	Included in gain (loss) on bank investment securities
(e)	Included in interest expense
(f)	Included in other costs of operations

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment	Defined Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2017	$(44,150)	(304,546)	(15,118)	$(363,814)
Cumulative effect of change in accounting principle — equity securities	(16,853)	—	—	(16,853)
Net gain (loss) during period	(167,798)	21,447	(15,381)	(161,732)
Balance — September 30, 2018	$(228,801)	(283,099)	(30,499)	$(542,399)

9. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not significant as of September 30, 2018.

The net effect of interest rate swap agreements was to decrease net interest income by $8 million and $12 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared with increases of $7 million and $18 million for the three-month and nine-month periods ended September 30, 2017, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional	Average	Weighted- Average Rate		Estimated Fair
	Amount	Maturity	Fixed	Variable	Value Gain (a)
	(In thousands)	(In years)			(In thousands)
September 30, 2018
Fair value hedges:
Fixed rate long-term borrowings (b)	$5,200,000	2.7	2.45%	2.76%	$1,458
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	10,550,000	1.4	1.52%	2.11%	988
Total	$15,750,000	1.8			$2,446
December 31, 2017
Fair value hedges:
Fixed rate long-term borrowings (b)	$4,550,000	2.9	2.27%	2.09%	$573
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	4,850,000	2.0	1.52%	1.36%	66
Total	$9,400,000	2.5			$639

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at September 30, 2018 and December 31, 2017 was a reduction of the estimated fair value losses on interest rate swap agreements designated as fair value hedges of $110.3 million and $41.1 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $36.1 million and $16.3 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)

Includes notional amount and terms of $7.7 billion of forward-starting interest rate swap agreements that will become effective in 2019 and 2020 upon maturity of a like amount of other swap agreements.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $40.3 billion and $29.9 billion at September 30, 2018 and December 31, 2017, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $869 million and $530 million at September 30, 2018 and December 31, 2017, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$2,446	$639	$—	$—
Commitments to sell real estate loans (a)	5,832	734	546	283
	8,278	1,373	546	283
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	5,625	8,797	1,439	494
Commitments to sell real estate loans (a)	5,795	2,526	250	1,019
Trading:
Interest rate contracts (b)	62,472	74,164	299,791	132,104
Foreign exchange and other option and futures contracts (b)	9,270	5,657	8,942	5,286
	83,162	91,144	310,422	138,903
Total derivatives	$91,440	$92,517	$310,968	$139,186

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at September 30, 2018 and December 31, 2017 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $302.4 million and $136.2 million, respectively, and in a liability position of $2.7 million and $12.2 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(12,568)	12,607	$(13,509)	14,026
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(1,348)		$(418)
Foreign exchange and other option and futures contracts (b)	782		1,362
Total	$(566)		$944

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(68,315)	68,861	$(23,423)	23,049
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(5,639)		$2,363
Foreign exchange and other option and futures contracts (b)	5,778		4,766
Total	$139		$7,129

(a)	Effective January 1, 2018, reported as an adjustment to interest expense. Prior to 2018, reported as other revenues from operations.
(b)	Reported as trading account and foreign exchange gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$5,085,610	$4,504,029	$(108,994)	$(40,133)

The amount of gain (loss) resulting from hedge ineffectiveness recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material during the three months and nine months ended September 30, 2018 and 2017.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $18 million and $16 million at September 30, 2018 and December 31, 2017, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties, which are subject to enforceable master netting arrangements, was $3 million and $13 million at September 30, 2018 and December 31, 2017, respectively.  The Company was required to post collateral relating to those positions of $3 million and $12 million at September 30, 2018 and December 31, 2017, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on September 30, 2018 was not significant.  If the credit risk-related contingent features had been triggered on September 30, 2018, the Company would not have been required to post any additional collateral to counterparties.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties, which are subject to enforceable master netting arrangements, was $49 million and $13 million at September 30, 2018 and December 31, 2017, respectively.  Counterparties posted collateral relating to those positions of $46 million and $12 million at September 30, 2018 and December 31, 2017, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $48 million and $52 million at September 30, 2018 and December 31, 2017, respectively. The fair value asset and liability amounts of derivative contracts at September 30, 2018 have been reduced by variation margin payments treated as settlements of $302 million and $149 million, respectively.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

10. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The amounts of those securitizations during the nine-month periods ended September 30, 2018 and 2017 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 4, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of September 30, 2018 and December 31, 2017, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 4.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.0 billion at each of September 30, 2018 and December 31, 2017. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Variable interest entities and asset securitizations, continued

that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $457 million, including $215 million of unfunded commitments, at September 30, 2018 and $420 million, including $201 million of unfunded commitments, at December 31, 2017.  Contingent commitments to provide additional capital contributions to these partnerships were not material at September 30, 2018. The Company has not provided financial or other support to the partnerships that was not contractually required.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment cost is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.  The Company amortized $13 million and $39 million of its investments in qualified affordable housing projects to income tax expense during the three-month and nine-month periods ended September 30, 2018, respectively, and recognized $15 million and $47 million of tax credits and other tax benefits during each of those respective periods. Similarly, for the three-month and nine-month periods ended September 30, 2017, the Company amortized $11 million and $35 million, respectively, of its investments in qualified affordable housing projects to income tax expense and recognized $16 million and $47 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

11. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at September 30, 2018.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The following tables present assets and liabilities at September 30, 2018 and December 31, 2017 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)
September 30, 2018
Trading account assets	$125,038	$47,653	$77,385	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,608,672	—	1,608,672	—
Obligations of states and political subdivisions	1,796	—	1,796	—
Mortgage-backed securities:
Government issued or guaranteed	7,412,696	—	7,412,696	—
Privately issued	23	—	—	23
Other debt securities	131,328	—	131,328	—
	9,154,515	—	9,154,492	23
Equity securities	90,129	72,651	17,478	—
Real estate loans held for sale	638,579	—	638,579	—
Other assets (b)	19,698	—	14,073	5,625
Total assets	$10,027,959	$120,304	$9,902,007	$5,648
Trading account liabilities	$308,733	$—	$308,733	$—
Other liabilities (b)	2,235	—	796	1,439
Total liabilities	$310,968	$—	$309,529	$1,439

December 31, 2017
Trading account assets	$132,909	$47,873	$85,036	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,947,487	—	1,947,487	—
Obligations of states and political subdivisions	2,589	—	2,589	—
Mortgage-backed securities:
Government issued or guaranteed	8,716,392	—	8,716,392	—
Privately issued	28	—	—	28
Other debt securities	128,832	—	128,832	—
Equity securities	100,956	73,232	27,724	—
	10,896,284	73,232	10,823,024	28
Real estate loans held for sale	378,047	—	378,047	—
Other assets (b)	12,696	—	3,899	8,797
Total assets	$11,419,936	$121,105	$11,290,006	$8,825
Trading account liabilities	$137,390	$—	$137,390	$—
Other liabilities (b)	1,796	—	1,302	494
Total liabilities	$139,186	$—	$138,692	$494

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017 and the year ended December 31, 2017.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2018 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — June 30, 2018	$24	10,751
Total gains (losses) realized/unrealized:
Included in earnings	—	10,284	(b)
Settlements	(1)	—
Transfers out of Level 3 (a)	—	(16,849)	(c)
Balance — September 30, 2018	$23	4,186
Changes in unrealized gains included in earnings related to assets still held at September 30, 2018	$—	4,508	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2017 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — June 30, 2017	$35	12,425
Total gains (losses) realized/unrealized:
Included in earnings	—	22,313	(b)
Settlements	(5)	—
Transfers out of Level 3 (a)	—	(21,016)	(c)
Balance — September 30, 2017	$30	13,722
Changes in unrealized gains included in earnings related to assets still held at September 30, 2017	$—	12,659	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2018 were as follows:

	Investment securities available for sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2018	$28	8,303
Total gains (losses) realized/unrealized:
Included in earnings	—	38,691	(b)
Settlements	(5)	—
Transfers out of Level 3 (a)	—	(42,808)	(c)
Balance — September 30, 2018	$23	4,186
Changes in unrealized gains included in earnings related to assets still held at September 30, 2018	$—	3,663	(b)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2017 were as follows:

	Investment securities available for sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)

Balance — January 1, 2017	$44	7,325
Total gains (losses) realized/unrealized:
Included in earnings	—	65,824	(b)
Settlements	(14)	—
Transfers out of Level 3 (a)	—	(59,427)	(c)
Balance — September 30, 2017	$30	13,722
Changes in unrealized gains included in earnings related to assets still held at September 30, 2017	$—	13,684	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were generally in the range of 15% to 90% at September 30, 2018.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $292 million at September 30, 2018 ($128 million and $164 million of which were classified as Level 2 and Level 3, respectively), $210 million at December 31, 2017 ($145 million and $65 million of which were classified as Level 2 and Level 3, respectively) and $184 million at September 30, 2017 ($105 million and $79 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2018 were decreases of $35 million and $69 million for the three-month and nine-month periods ended September 30, 2018, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2017 were decreases of $16 million and $55 million for the three-month and nine-month periods ended September 30, 2017, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $32 million and $36 million at September 30, 2018 and 2017, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2018 and 2017.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at September 30, 2018 and December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
September 30, 2018
Recurring fair value measurements
Privately issued mortgage-backed securities	$23	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	4,186	Discounted cash flow	Commitment expirations	0%-90% (16%)

December 31, 2017
Recurring fair value measurements
Privately issued mortgage-backed securities	$28	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	8,303	Discounted cash flow	Commitment expirations	0%-78% (22%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,311,611	1,311,611	1,232,393	79,218	—
Interest-bearing deposits at banks	6,523,746	6,523,746	—	6,523,746	—
Trading account assets	125,038	125,038	47,653	77,385	—
Investment securities	13,073,881	12,968,432	72,651	12,790,484	105,297
Loans and leases:
Commercial loans and leases	21,635,394	21,215,945	—	—	21,215,945
Commercial real estate loans	33,518,375	32,971,832	—	381,007	32,590,825
Residential real estate loans	17,721,399	17,429,777	—	3,984,387	13,445,390
Consumer loans	13,805,317	13,676,356	—	—	13,676,356
Allowance for credit losses	(1,019,488)	—	—	—	—
Loans and leases, net	85,660,997	85,293,910	—	4,365,394	80,928,516
Accrued interest receivable	349,903	349,903	—	349,903	—
Financial liabilities:
Noninterest-bearing deposits	$(31,773,560)	(31,773,560)	—	(31,773,560)	—
Savings and interest-checking deposits	(51,108,962)	(51,108,962)	—	(51,108,962)	—
Time deposits	(5,810,587)	(5,872,516)	—	(5,872,516)	—
Deposits at Cayman Islands office	(447,287)	(447,287)	—	(447,287)	—
Short-term borrowings	(1,310,110)	(1,310,110)	—	(1,310,110)	—
Long-term borrowings	(9,140,268)	(9,160,009)	—	(9,160,009)	—
Accrued interest payable	(68,196)	(68,196)	—	(68,196)	—
Trading account liabilities	(308,733)	(308,733)	—	(308,733)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$4,186	4,186	—	—	4,186
Commitments to sell real estate loans	10,831	10,831	—	10,831	—
Other credit-related commitments	(129,102)	(129,102)	—	—	(129,102)
Interest rate swap agreements used for interest rate risk management	2,446	2,446	—	2,446	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,420,888	1,420,888	1,352,035	68,853	—
Interest-bearing deposits at banks	5,078,903	5,078,903	—	5,078,903	—
Trading account assets	132,909	132,909	47,873	85,036	—
Investment securities	14,664,525	14,653,074	73,232	14,469,127	110,715
Loans and leases:
Commercial loans and leases	21,742,651	21,321,282	—	—	21,321,282
Commercial real estate loans	33,366,373	32,950,724	—	22,130	32,928,594
Residential real estate loans	19,613,344	19,596,826	—	4,440,645	15,156,181
Consumer loans	13,266,615	13,161,517	—	—	13,161,517
Allowance for credit losses	(1,017,198)	—	—	—	—
Loans and leases, net	86,971,785	87,030,349	—	4,462,775	82,567,574
Accrued interest receivable	327,170	327,170	—	327,170	—
Financial liabilities:
Noninterest-bearing deposits	$(33,975,180)	(33,975,180)	—	(33,975,180)	—
Savings and interest-checking deposits	(51,698,008)	(51,698,008)	—	(51,698,008)	—
Time deposits	(6,580,962)	(6,635,048)	—	(6,635,048)	—
Deposits at Cayman Islands office	(177,996)	(177,996)	—	(177,996)	—
Short-term borrowings	(175,099)	(175,099)	—	(175,099)	—
Long-term borrowings	(8,141,430)	(8,193,783)	—	(8,193,783)	—
Accrued interest payable	(75,641)	(75,641)	—	(75,641)	—
Trading account liabilities	(137,390)	(137,390)	—	(137,390)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$8,303	8,303	—	—	8,303
Commitments to sell real estate loans	1,958	1,958	—	1,958	—
Other credit-related commitments	(125,281)	(125,281)	—	—	(125,281)
Interest rate swap agreements used for interest rate risk management	639	639	—	639	—

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

	September 30,	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,465,893	5,482,622
Commercial real estate loans to be sold	153,900	194,763
Other commercial real estate	6,549,168	6,050,569
Residential real estate loans to be sold	307,955	347,113
Other residential real estate	267,948	201,426
Commercial and other	14,608,286	12,733,815
Standby letters of credit	2,385,904	2,497,844
Commercial letters of credit	42,030	46,739
Financial guarantees and indemnification contracts	3,416,625	3,434,381
Commitments to sell real estate loans	994,879	812,217

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

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.3 billion at each of  September 30, 2018 and December 31, 2017.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2018 the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

As previously disclosed, Wilmington Trust Corporation (“WTC”), a wholly-owned subsidiary of M&T, is the subject of a class action lawsuit alleging that WTC’s financial reporting and securities filings prior to its acquisition by M&T in 2011 were in violation of securities laws.  In April 2018, the parties reached an agreement in principle and a formal settlement agreement was executed and filed with the court later in the second quarter of 2018.  The proposed settlement was preliminarily approved by the court in July 2018.   In the first quarter of 2018, the Company increased its reserve for litigation matters by $135 million in anticipation of the settlement.  The settlement amount of $200 million was paid, pursuant to the settlement agreement, during the third quarter of 2018. The settlement agreement is subject to the final approval of the court which is expected to occur in the fourth quarter of 2018.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three Months Ended September 30
	2018			2017
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$138,898	920	43,730	$130,501	919	31,408
Commercial Banking	280,671	875	147,910	267,822	840	109,797
Commercial Real Estate	214,266	371	116,386	212,014	401	97,295
Discretionary Portfolio	53,061	(10,270)	39,723	65,808	(12,346)	31,515
Residential Mortgage Banking	79,603	15,402	13,289	90,018	18,866	13,546
Retail Banking	427,452	2,862	141,612	392,542	2,668	96,329
All Other	294,381	(10,160)	23,441	257,858	(11,348)	(23,967)
Total	$1,488,332	—	526,091	$1,416,563	—	355,923

	Nine Months Ended September 30
	2018			2017
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$402,811	2,750	124,455	$375,816	2,836	85,146
Commercial Banking	816,566	2,653	399,766	818,846	2,603	328,211
Commercial Real Estate	622,414	1,096	337,380	604,437	1,165	269,113
Discretionary Portfolio	162,075	(31,656)	88,575	216,798	(37,670)	95,200
Residential Mortgage Banking	244,228	46,870	43,637	264,120	55,221	37,206
Retail Banking	1,241,468	8,434	408,081	1,144,964	8,760	282,614
All Other	899,184	(30,147)	(30,033)	751,703	(32,915)	(11,587)
Total	$4,388,746	—	1,371,861	$4,176,684	—	1,085,903

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

	Average Total Assets
	Nine Months Ended September 30		Year Ended December 31
	2018	2017	2017
	(In millions)

Business Banking	$5,637	5,596	5,602
Commercial Banking	26,524	26,699	26,573
Commercial Real Estate	22,899	22,800	22,741
Discretionary Portfolio	32,659	37,807	37,203
Residential Mortgage Banking	2,123	2,335	2,355
Retail Banking	13,522	12,519	12,702
All Other	13,312	13,317	13,684
Total	$116,676	121,073	120,860

(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $5,733,000 and $8,828,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and $15,939,000 and $25,563,000 for the nine-month periods ended September 30, 2018 and 2017, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

14. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting.  That investment had no remaining carrying value at September 30, 2018 as a result of cumulative losses recognized and cash distributions received.  Income recognized by M&T is included in other revenues from operations and was not significant during the three-month periods ended September 30, 2018 and 2017 or the nine-month period ended September 30, 2017. Income recognized during the nine months ended September 30, 2018 totaled $24 million.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $2.7 billion and $3.0 billion at September 30, 2018 and December 31, 2017, respectively. Revenues from those servicing rights were $4 million for each of the three-month periods ended September 30, 2018 and 2017, and $11 million and $13 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $60.3 billion and $56.6 billion at September 30, 2018 and December 31, 2017, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $28 million and $26 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $86 million and $74 million for the nine-month periods ended September 30, 2018 and 2017, respectively. In addition, the Company held $118 million and $136 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2018 and December 31, 2017, respectively, that were securitized by Bayview Financial. At September 30, 2018, the Company held $90 million of Bayview Financial’s $750 million syndicated loan facility.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Revenue from contracts with customers

Effective January 1, 2018 the Company adopted amended accounting and disclosure guidance for revenue from contracts with customers under the modified retrospective approach.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, mortgage banking revenues, trading account and foreign exchange gains, investment securities gains, loan and letter of credit fees, operating lease income, income from bank-owned life insurance, and certain other revenues that are generally excluded from the scope of the amended guidance.  As of result of the adoption, the Company began reporting credit card interchange revenue net of $3 million and $9 million of rewards in other revenue from operations for the three-month and nine-month periods ended September 30, 2018, respectively.  For the three-month and nine-month periods ended September 30, 2017, credit card rewards expense of $3 million and $8 million, respectively, was included in other costs of operations.  The adjustment to beginning retained earnings as well as the impact of any changes in timing of revenue recognition of noninterest income items within the scope of the guidance was not material to the Company’s consolidated financial position at December 31, 2017 or its consolidated results of operations for the nine months ended September 30, 2018.

For noninterest income revenue streams within the scope of the amended guidance, the Company recognizes the expected amount of consideration as revenue when the performance obligations related to the services under the terms of a contract are satisfied. The Company’s contracts generally do not contain terms that necessitate significant judgment to determine the amount of revenue to recognize.

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At September 30, 2018, the Company had $52 million of uncollected amounts receivable related to recognized revenue from the sources in the table below.  Such amount is classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At September 30, 2018, the Company had deferred revenue of $43 million related to the sources in the table below recorded in accrued interest and other liabilities on its consolidated balance sheet.  The following tables summarize sources of M&T’s noninterest income during 2018 that are subject to the amended guidance.

	Three Months Ended September 30, 2018
	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
	(In thousands)

Classification in consolidated statement of income

Service charges on deposit accounts	$15,767	24,167	2,374	—	2	64,709	1,628	$108,647
Trust income	—	—	—	—	—	—	133,545	133,545
Brokerage services income	—	—	—	—	—	—	12,267	12,267
Other revenues from operations:
Merchant discount and credit card fees	9,238	13,520	643	—	—	3,908	462	27,771
Other	—	1,662	1,822	386	916	9,397	6,723	20,906
	$25,005	39,349	4,839	386	918	78,014	154,625	$303,136

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Revenue from contracts with customers, continued

	Nine Months Ended September 30, 2018
	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
	(In thousands)

Classification in consolidated statement of income

Service charges on deposit accounts	$46,782	73,091	7,589	—	8	188,325	4,751	$320,546
Trust income	—	—	—	—	—	—	402,561	402,561
Brokerage services income	—	—	—	—	—	—	38,288	38,288
Other revenues from operations:
Merchant discount and credit card fees	25,075	38,774	1,625	—	—	11,436	1,695	78,605
Other	—	6,871	4,896	1,251	2,886	28,875	23,429	68,208
	$71,857	118,736	14,110	1,251	2,894	228,636	470,724	$908,208

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

January 1, 2018

The Company adopted the new reporting requirements effective January 1, 2018.  The Company previously reported all of its net periodic pension and postretirement benefit costs in salaries and employee benefits expense within the consolidated statement of income.  Information about net periodic pension and postretirement benefit costs that were not service cost-related is included in note 6.  The impact of adopting the amended guidance was not material.

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
Standards Not Yet Adopted as of September 30, 2018
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

January 1, 2019 Early adoption permitted

The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements which currently are not reflected in its consolidated balance sheet.  Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheet. The Company expects to recognize increased liabilities in the range of $385 million to $410 million as a result of recognizing lease liabilities on its consolidated balance sheet.  However, the determination of the final amount is dependent on the terms of leases in effect and the level of interest rates on January 1, 2019.  The Company does not expect the new guidance will have a material impact on its consolidated statement of income.

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
Standards Not Yet Adopted as of September 30, 2018
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
Standards Not Yet Adopted as of September 30, 2018
Changes to the Disclosure Requirements for Fair Value Measurements

The amended guidance modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurements.  The amendments are a result of the disclosure framework project that focuses on improvements to the effectiveness of disclosures in the notes to financial statements.  The amendments remove, modify, and add certain disclosure requirements.  The disclosure requirements being removed relating to public companies are (1) the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation process for Level 3 fair value measurements.  The disclosure requirements being modified relating to public companies are (1)for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s asset and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly, and (2) the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as a result of the use of unobservable inputs.  The disclosure requirements being added relating to public companies are (1) to disclose the changes in unrealized gains and losses for the period for recurring Level 3 fair value measurements, and (2) to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

January 1, 2020 Early adoption permitted

The amendments relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurements uncertainty should be applied prospectively.  All other amendments should be applied retrospectively.  The Company does not expect the guidance to have a material impact on its consolidated financial statements.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amended guidance requires a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense.

January 1, 2020 Early adoption permitted

The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company is evaluating the impact that the guidance will have on its consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of September 30, 2018
Changes to the Disclosure Requirements for Defined Benefit Plans

The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The amendments are a result of the disclosure framework project that focuses on improvements to the effectiveness of disclosures in the notes to financial statements.  The amendments remove and add certain disclosure requirements.  The disclosure requirements being removed relating to public companies are (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, (2) the amount and timing of plan assets expected to be returned to the employer, (3) the 2001 disclosure requirement relating to Japanese Welfare Pension Insurance Law, (4) related party disclosures about the amount of future annual benefits covered by insurance, and (5) the effects of a one-percentage-point change in assumed health care cost trends on the benefit cost and obligation.  The disclosure requirements being added relating to public companies are (1) the weighted-average interest crediting rates for cash balance plans , and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

		January 1, 2021 Early adoption permitted	The amendments should be applied retrospectively. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the third quarter of 2018 was $526 million or $3.53 of diluted earnings per common share, compared with $356 million or $2.21 of diluted earnings per common share in the corresponding quarter of 2017.  During the second quarter of 2018, net income and diluted earnings per common share were $493 million and $3.26, respectively.  Basic earnings per common share were $3.54 in the recent quarter, compared with $2.22 in the third quarter of 2017 and $3.26 in the second 2018 quarter.  Net income aggregated $1.37 billion or $9.00 of diluted earnings per common share for the nine months ended September 30, 2018, compared with $1.09 billion or $6.69 of diluted earnings per common share in the first nine months of 2017.  Basic earnings per common share were $9.01 in the initial nine months of 2018, up from $6.71 in the similar 2017 period.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2018 was 1.80%, compared with 1.18% in the year-earlier quarter and 1.70% in the second quarter of 2018.  The annualized rate of return on average common shareholders’ equity was 14.08% in the recent quarter, compared with 8.89% in the corresponding 2017 quarter and 13.32% in the second quarter of 2018.  During the nine-month period ended September 30, 2018, the annualized rates of return on average assets and average common shareholders’ equity were 1.57% and 12.16%, respectively, compared with 1.20% and 9.15%, respectively, in the first nine months of 2017.

As of March 31, 2018, the Company increased its reserve for litigation matters by $135 million in anticipation of the settlement of a Wilmington Trust Corporation, a wholly owned subsidiary of M&T, civil litigation matter that was preliminarily approved by the court in July 2018.  The increase, on an after-tax basis, reduced net income by $102 million in that quarter, or $.68 of diluted earnings per common share.  Additional information about litigation matters is included in note 12 of Notes to Financial Statements and Part II, Item 1 of this Form 10-Q.  In addition, income tax expense in the first three quarters of 2018 reflects the reduction of the corporate Federal income tax rate from 35% to 21% by the Tax Cuts and Jobs Act (‘the Tax Act”) that was enacted on December 22, 2017.  Finally, the Company adopted amended accounting guidance in the first quarter of 2018 to separately report equity securities at fair value on the consolidated balance sheet (which were previously reported as investment securities available for sale) with changes in fair value recognized in the consolidated statement of income rather than through other comprehensive income.  Net unrealized losses on investments in equity securities in the third quarter of 2018 were $3 million, compared with net unrealized gains of $2 million in the second 2018 quarter.  Net unrealized losses on investments in equity securities for the nine-month period ended September 30, 2018 were $11 million.

On October 9, 2017, Wilmington Trust Corporation reached an agreement with the U.S. Attorney’s Office for the District of Delaware related to alleged conduct that took place between 2009 and 2010 prior to the acquisition of Wilmington Trust Corporation by M&T.  Under terms of the agreement, Wilmington Trust Corporation was required to pay $60 million and settled the government’s claims.  The settlement amount included $16 million previously paid to the U.S. Securities and Exchange Commission in a related action.  The result was a payment of $44 million that was not deductible for income tax purposes.  Wilmington Trust Corporation did not admit any liability.

As of September 30, 2017, the Company increased the reserve for legal matters by $50 million.  That increase, coupled with the non-deductible nature of the $44 million payment noted above, reduced net income by $48 million, or $.31 of diluted earnings per common share, in the third quarter of 2017.

On June 28, 2018, M&T announced that the Federal Reserve did not object to M&T’s revised 2018 Capital Plan.  That capital plan includes the repurchase of up to $1.8 billion of common shares during the four-quarter period starting on July 1, 2018 and an increase in the quarterly common stock dividend in the third quarter of 2018 of up to $.20 per share to $1.00 per share.  M&T may continue to pay dividends and interest on equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities and subordinated debt that were outstanding at December 31, 2017, consistent with the contractual terms of those instruments.  Dividends are subject to declaration by M&T’s Board of Directors.  In July 2018, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.8 billion of shares of M&T’s common stock subject to all applicable regulatory limitations, including those set forth in M&T’s revised 2018 Capital Plan.  During the second and third quarters of 2018, M&T repurchased 2,608,376 shares and 2,844,159 shares, respectively, of its common stock at a total cost of $475 million and $498 million, respectively.  Also during 2018’s third quarter, M&T increased the quarterly common stock cash dividend by $.20 to $1.00 per share after having increased the dividend from $.75 to $.80 per share during the second quarter of 2018.  During the third quarter of 2017 M&T repurchased 1,382,746 shares of its common stock at a total cost of $225 million.  In the aggregate, M&T repurchased 9,235,817 shares of its common stock at a cost of $1.7 billion during the first nine months of 2018 and 6,025,749 shares for $982 million during the first three quarters of 2017.

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

Net operating income totaled $531 million in the third quarter of 2018, compared with $361 million in the year-earlier quarter.  Diluted net operating earnings per common share for the recent quarter were $3.56, compared with $2.24 in the third quarter of 2017. Net operating income and diluted net operating earnings per common share were $498 million and $3.29, respectively, in the second quarter of 2018. For the first nine months of 2018, net operating income and diluted net operating earnings per common share were $1.39 billion and $9.10, respectively, compared with $1.10 billion and $6.78, respectively, in the similar 2017 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.89%, compared with 1.25% in the third quarter of 2017 and 1.79% in the second 2018 quarter. Net operating income represented an annualized return on average tangible common equity of 21.00% in 2018’s third quarter, compared with 13.03% in the year-earlier quarter and 19.91% in the second quarter of 2018.  For the first nine months of 2018, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.65% and 18.09%, respectively, compared with 1.26% and 13.42%, respectively, in the corresponding period of 2017.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $1.03 billion in the third quarter of 2018, up 7% from $966 million in the year-earlier quarter.  That growth resulted predominantly from a widening of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.88% in the recent quarter from 3.53% in the third quarter of 2017.  The improvement in the net interest margin was largely the result of the higher interest rate environment due to actions initiated by the Federal Reserve in late-2017 and in March, June and September 2018 to raise its target Federal funds rate.  The impact of the expansion of the net interest margin on net interest income was partially offset by a decline in average earning assets of $2.8 billion, reflecting decreases in investment securities of $2.0 billion and average loan and lease balances of $1.3 billion. Taxable-equivalent net interest income in the recent quarter increased from $1.01 billion in the second quarter of 2018.  A five basis point (hundredths of one percent) widening of the net interest margin from 3.83% in the second quarter of 2018 was partially offset by lower average earning assets of $376 million. The decline in average earning assets resulted from decreases in average balances of investment securities of $425 million and loans of $274 million, offset, in part, by higher interest-bearing deposits at banks of $316 million.  The widening of the net interest margin largely reflected the impact of the two most recent interest rate actions initiated by the Federal Reserve.

For the first nine months of 2018, taxable-equivalent net interest income was $3.03 billion, up 7% from $2.84 billion in the year-earlier period.  That increase was primarily attributable to a 37 basis point widening of the net interest margin to 3.81% in the 2018 period from 3.44% in the comparable period of 2017 offset, in part, by lower average investment securities and loans.

Average loans and leases totaled $87.1 billion in the recent quarter, compared with $88.4 billion in the third quarter of 2017.  Commercial loans and leases averaged $21.7 billion in the third quarter of 2018, $44 million lower than in the year-earlier quarter.  Average commercial real estate loans were $33.8 billion in the recent quarter, up $543 million, or 2%, from $33.3 billion in the third quarter of 2017.  Included in average commercial real estate loans in the third quarters of 2018 and 2017 were loans held for sale of $497 million and $262 million, respectively.  Reflecting ongoing repayments of loans obtained in the 2015 acquisition of Hudson City Bancorp, Inc. (“Hudson City”), average residential real estate loans declined $2.6 billion or 13% to $18.0 billion in the third quarter of 2018 from $20.6 billion in the year-earlier quarter.  Included in that portfolio were loans held for sale, which averaged $281 million in the recent quarter and $346 million in the third quarter of 2017.  Consumer loans averaged $13.6 billion in the third quarter of 2018, up $851 million, or 7%, from $12.8 billion in the year-earlier quarter, predominantly due to growth in average recreational vehicle loans and automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the third quarter of 2018 decreased $274 million, or less than 1%, from $87.4 billion in the second quarter of 2018.  Average commercial loan and lease balances in the third quarter of 2018 were little changed from the second quarter of 2018.  Average commercial real estate loans in the third quarter of 2018 increased $113 million from the second quarter of 2018.  Commercial real estate loans held for sale averaged $222 million in the second quarter of 2018.  Average balances of residential real estate loans in the third quarter of 2018 declined $638 million, or 3%, from $18.6 billion in the second quarter of 2018, reflecting the continued pay down of loans obtained in the acquisition of Hudson City.  Average consumer loans in the recent quarter increased $271 million, or 2%, from $13.4 billion in 2018’s second quarter.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2018	2017	2018
	(In millions)

Commercial, financial, etc.	$21,689	—%	—%
Real estate – commercial	33,800	2	—
Real estate – consumer	18,006	(13)	(3)
Consumer
Automobile	3,578	8	1
Home equity lines and loans	4,987	(8)	(2)
Other	5,072	25	7
Total consumer	13,637	7	2
Total	$87,132	(1)%	—%

For the first nine months of 2018, average loans and leases totaled $87.4 billion, down $1.7 billion, or 2%, from $89.1 billion in the corresponding period of 2017.  Contributing to that decrease were declines in residential real estate loans of $2.7 billion, or 13%, and commercial loans and leases of $473 million, or 2%, partially offset by a rise in consumer loans of $989 million, or 8%, and in commercial real estate loans of $498 million, or 1%.  The lower average balances of residential real estate loans reflect the pay down of loans obtained in the Hudson City acquisition, while the decreased commercial loan and lease balances largely reflect pay downs of outstanding balances.  The rise in average consumer loans resulted from higher recreational vehicle loans and automobile loans, partially offset by lower outstanding balances of home equity lines of credit  The higher average balances of commercial real estate loans were predominately due to increased construction loans.

The investment securities portfolio averaged $13.4 billion in the third quarter of 2018, down $2.0 billion, or 13%, from $15.4 billion in the year-earlier quarter and $425 million lower than the $13.9 billion averaged in the second quarter of 2018.  For the first nine months of 2018 and 2017, investment securities averaged $13.9 billion and $15.8 billion, respectively.  The lower average balances in the recent periods reflect maturities and pay downs of mortgage-backed securities offset, in part, by purchases of $450 million of U.S. Treasury notes in the recent quarter.  There were no significant purchases or sales of investment securities during the third quarter of 2017 or in the second quarter of 2018.

As noted earlier, effective January 1, 2018 amended accounting guidance was adopted that requires that fair value changes in equity securities with readily determinable fair values be recognized in the consolidated statement of income as opposed to accumulated other comprehensive income where they had been recognized under previous accounting guidance.  Net unrealized losses on such equity securities during the third quarter of 2018 were $3 million, compared with net unrealized gains of $2 million during the second 2018 quarter.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.  Net unrealized losses on equity securities were $11 million for the nine months ended September 30, 2018.

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

The Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.  The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the nine-month periods ended September 30, 2018 or 2017. Additional information about the investment securities portfolio is included in notes 2 and 11 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold.  Those other earning assets in the aggregate averaged $5.3 billion in the recently completed quarter, compared with $4.8 billion and $4.9 billion in the third quarter of 2017 and the second quarter of 2018, respectively.  Interest-bearing deposits at banks averaged $5.2 billion during the three-month period ended September 30, 2018, compared with $4.7 billion and $4.9 billion in the three-month periods ended September 30, 2017 and June 30, 2018, respectively.  For the nine-month periods ended September 30, 2018 and 2017, average balances of interest-bearing deposits at banks were $5.0 billion and $5.2 billion, respectively. The amounts of investment securities and other earning assets held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity (including the LCR) and balance sheet size and resulting capital ratios.  The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in deposits of business and trust-related customers or short-term borrowings to manage the Company’s liquidity.

As a result of the changes described herein, average earning assets totaled $105.8 billion in the most recent quarter, compared with $108.6 billion in the year-earlier quarter and $106.2 billion in the second quarter of 2018.  Average earning assets aggregated $106.4 billion and $110.2 billion during the nine-month periods ended September 30, 2018 and 2017, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $86.0 billion in the third quarter of 2018, compared with $91.0 billion in the year-earlier quarter and $87.7 billion in the second quarter of 2018.  The decline in average core deposits in the third quarter of 2018 from the year-earlier quarter reflected a $1.7 billion, or 25%, decline in average balances of time deposits of $250,000 or less, predominantly related to maturities of relatively high-rate time deposits, and lower balances of savings and interest-checking deposits, including escrow deposits.  As compared with the 2018’s second quarter, the most significant factors contributing to the lower average core deposits in the recent quarter were declines in commercial savings and interest-checking deposits, including escrow deposits.  The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2018	2017	2018
	(In millions)

Savings and interest-checking deposits	$49,358	(5)%	(3)%
Time deposits	5,157	(25)	(4)
Noninterest-bearing deposits	31,467	(2)	—
Total	85,982	(5)%	(2)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $663 million in the recent quarter, compared with $717 million in the third quarter of 2017 and $609 million in the second 2018 quarter.  The declines in such deposits since the third quarter of 2017 were predominantly the result of maturities of higher-rate time deposits.  Cayman Islands office deposits averaged $407 million, $169 million and $225 million for the quarters ended September 30, 2018, September 30, 2017 and June 30, 2018, respectively.  The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $2.2 billion, $1.2 billion and $1.7 billion during the third quarter of 2018, the corresponding 2017 quarter and the second quarter of 2018, respectively.  Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less.  Average short-term borrowings totaled $374 million in the third quarter of 2018, compared with $244 million in the year-earlier quarter and $353 million in the second quarter of 2018.  Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $285 million and $139 million in the third quarters of 2018 and 2017, respectively, and $232 million in the second quarter of 2018.

Long-term borrowings averaged $9.0 billion in the recent quarter, compared with $8.0 billion in the year-earlier quarter and $8.5 billion in the second quarter of 2018.  Average balances of outstanding senior unsecured notes were $6.1 billion, $4.7 billion and $5.5 billion during the three-month periods ended September 30, 2018, September 30, 2017 and June 30, 2018, respectively.  During January 2018, M&T Bank, M&T’s principal bank subsidiary, issued $650 million of fixed rate and $350 million of variable rate senior notes that mature in 2021.  In July 2018, M&T issued $750 million of senior notes that mature in July 2023, of which $500 million have a 3.55% fixed interest rate and $250 million have a variable rate paid quarterly at rates that are indexed to the three-month LIBOR.  Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York, Atlanta and Pittsburgh of $577 million in each of the two most recent quarters and $580 million during the third quarter of 2017. Subordinated capital notes included in long-term borrowings averaged $1.4 billion in each of the three-month periods ended September 30, 2018 and June 30, 2018 and $1.8 billion in the three-month period ended September 30, 2017.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $521 million, $518 million and $520 million in the three-month periods ended September 30, 2018, September 30, 2017  and June 30, 2018, respectively. Additional information regarding junior subordinated debentures is provided in note 4 of Notes to Financial Statements.  Long-term borrowings also included agreements to repurchase securities, which averaged $414 million in the third quarter of 2018, $427 million in the year-earlier quarter and $417 million in the second quarter of 2018.  The repurchase agreements held at September 30, 2018 totaled $412 million and have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.  The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of long-term debt.  As of September 30, 2018, interest rate swap agreements were used to hedge approximately $5.2 billion of outstanding fixed rate long-term borrowings.  Further information on interest rate swap agreements is provided in note 9 of Notes to Financial Statements.

Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.58% in the recent quarter, compared with 3.32% in the year-earlier quarter.  The yield on earning assets during the third quarter of 2018 was 4.40%, up 51 basis points from 3.89% in the year-earlier period, while the rate paid on interest-bearing liabilities increased 25 basis points to .82% in the recent quarter from .57% in the similar 2017 period.  In the second quarter of 2018, the net interest spread was 3.57%, the yield on earning assets was 4.28% and the rate paid on interest-bearing liabilities was .71%.  For the first nine months of 2018, the net interest spread was 3.54%, up 29 basis points from the year-earlier period. The yield on earning assets and the rate paid on interest bearing liabilities for the nine-month period ended September 30, 2018 were 4.26% and .72%, respectively, compared with 3.79% and .54%, respectively, in the year-earlier period. The widening of the net interest spread in each comparison was largely due to the effect of increases in short-term interest rates initiated by the Federal Reserve during 2017 and 2018 that contributed to higher yields on loans and leases.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $38.6 billion in each of the two most recent quarters, compared with $39.2 billion in the third quarter of 2017.  The decrease in average net interest-free funds in the two most recent quarters as compared with the third quarter of 2017 reflects lower average balances of noninterest-bearing deposits.  Those deposits averaged $31.5 billion, $32.0 billion and $31.4 billion in the quarters ended September 30, 2018, September 30, 2017 and June 30, 2018, respectively.  During the first nine months of 2018 and 2017, average net interest-free funds aggregated $38.8 billion and $39.6 billion, respectively.  Shareholders’ equity averaged $15.5 billion during each of the three-month periods ended September 30, 2018 and June 30, 2018, compared with $16.3 billion during the three-month period ended September 30, 2017.  Goodwill and core deposit and other intangible assets averaged $4.6 billion in the most recent quarter, compared with $4.7 billion in each of the quarters ended September 30, 2017 and June 30, 2018. The cash surrender value of bank owned life insurance averaged $1.8 billion in each of the three-month periods ended September 30, 2018, September 30, 2017 and June 30, 2018.  Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .30% in the third quarter of 2018, compared with .21% and .26% in the third quarter of 2017 and second quarter of 2018, respectively.  That contribution for the first nine months of 2018 and 2017 was .27% and .19%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.88% in the third quarter of 2018, compared with 3.53% in the corresponding  2017 period and 3.83% in the second quarter of 2018. During the first nine months of 2018 and 2017, the net interest margin was 3.81% and 3.44%, respectively.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $8.1 billion (excluding $7.7 billion of forward-starting swap agreements) at September 30, 2018, compared with $7.0 billion at September 30, 2017 and $7.4 billion (excluding $2.0 billion of forward-starting swap agreements) at December 31, 2017. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and coincident with the Company’s adoption of amended hedge accounting guidance on January 1, 2018 is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  Prior to 2018, hedge ineffectiveness was recorded in “other revenues from operations” in the Company’s consolidated statement of income.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended September 30, 2018, September 30, 2017 and June 30, 2018 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 9 of Notes to Financial Statements.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.12% and 2.53%, respectively, at September 30, 2018.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 9 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended September 30
.	2018		2017
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(4,181)	(.02)%	$1,181	—%
Interest expense	4,016	.02	(6,059)	(.03)
Net interest income/margin	$(8,197)	.03%	$7,240	.03%
Average notional amount	$7,952,174		$6,352,174
Rate received (b)		2.06%		2.26%
Rate paid (b)		2.47%		1.76%

	Nine Months Ended September 30
	2018		2017
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(7,650)	(.01)%	$2,275	—%
Interest expense	4,819	.01	(15,611)	(.03)
Net interest income/margin	$(12,469)	(.01)%	$17,886	.02%
Average notional amount	$7,712,454		$3,807,326
Rate received (b)		2.05%		2.38%
Rate paid (b)		2.27%		1.74%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

In addition to interest rate swap agreements, the Company has entered into interest rate floor agreements that are accounted for in the trading account rather than as hedging instruments but, nevertheless, provide the Company with protection against the possibility of future declines in interest rates on earning assets.  At September 30, 2018 and December 31, 2017, outstanding notional amounts of such agreements totaled $15.6 billion and $6.3 billion, respectively.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk.  Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  M&T’s bank subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities.  The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes.  The Company has, from time to time, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios.  Pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities have been phased-out of the definition of Tier 1 capital but, similar to other subordinated capital notes, are considered Tier 2 capital and are includable in total regulatory capital.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from a wide group of banks and other financial institutions.  Short-term federal funds borrowings were $1.3 billion, $134 million and $125 million at September 30, 2018, September 30, 2017 and December 31, 2017, respectively.  In general, those borrowings were unsecured and matured on the next business day.  The increase at the recent quarter-end as compared with September 30, 2017 and December 31, 2017 represented borrowings associated with the Company’s management of its liquidity position, including compliance with LCR requirements.  In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $447 million at September 30, 2018, $232 million at September 30, 2017 and $178 million at December 31, 2017.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $2.6 billion at September 30, 2018 and $1.3 billion at each of September 30, 2017 and December 31, 2017.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at September 30, 2018 and December 31, 2017.  The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $882 million at September 30, 2018, compared with $1.2 billion at September 30, 2017 and $1.0 billion at December 31, 2017.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at September 30, 2018 approximately $626 million was available for payment of dividends to M&T from bank subsidiaries. Information regarding the long-term debt obligations of M&T is included in note 4 of Notes to Financial Statements.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At September 30, 2018, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $8.1 billion.  In addition, the Company has entered into $7.7 billion of forward-starting interest rate swap agreements that will become effective as a like amount of swap agreements mature.

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

The accompanying table as of September 30, 2018 and December 31, 2017 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	September 30, 2018	December 31, 2017
	(In thousands)

+200 basis points	$47,655	81,570
+100 basis points	46,465	64,434
-100 basis points	(106,475)	(94,014)

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $40.3 billion at September 30, 2018, $15.5 billion at September 30, 2017 and $29.9 billion at December 31, 2017.  The increase in such notional amounts at the recent quarter-end as compared with December 31, 2017 was predominantly due to the addition of $9.3 billion of interest rate floor agreements. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $869 million at September 30, 2018, compared with $545 million at September 30, 2017 and $530 million at December 31, 2017.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet were $125 million and $309 million, respectively, at September 30, 2018 and $133 million and $137 million, respectively, at December 31, 2017.  The fair value asset and liability amounts at September 30, 2018 have been reduced by contractual settlements of $302 million and $3 million, respectively.  Included in trading account assets were assets related to deferred compensation plans aggregating $22 million at September 30, 2018 and $23 million at each of September 30, 2017 and December 31, 2017.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at each of September 30, 2018 and December 31, 2017 were $27 million of liabilities related to deferred compensation plans, compared with $26 million at September 30, 2017.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $26 million at September 30, 2018, $25 million at September 30, 2017 and $24 million at December 31, 2017.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio.  A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the third quarter of 2018 was $16 million, compared with $30 million in the year-earlier quarter and $35 million in the second quarter of 2018. For the nine-month periods ended September 30, 2018 and 2017, the provision for credit losses was $94 million and $137 million, respectively.  Net charge-offs of loans were $16 million in the recent quarter, compared with $25 million and $35 million in the third quarter of 2017 and the second quarter of 2018, respectively.  Net charge-offs as an annualized percentage of average loans and leases were .07% in the third quarter of 2018, .11% in the corresponding quarter of 2017 and .16% in the second quarter of 2018. Net charge-offs for the nine-month periods ended September 30 totaled $92 million in 2018 and $113 million in 2017, representing an annualized .14% and .17% of average loans and leases. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2018
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$9,758	8,491	4,669	22,918
Real estate:
Commercial	1,143	3,111	(12,636)	(8,382)
Residential	2,844	2,166	1,683	6,693
Consumer	26,782	21,655	22,044	70,481
	$40,527	35,423	15,760	91,710

	2017
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$11,896	21,814	5,291	39,001
Real estate:
Commercial	3,971	1,419	(5,637)	(247)
Residential	4,752	3,169	2,178	10,099
Consumer	21,948	18,803	23,067	63,818
	$42,567	45,205	24,899	112,671

Reflected in net recoveries of commercial real estate loans in the third quarter of 2018 was a $13 million recovery of a previously charged off loan associated with a hotel property.  Included in net charge-offs of consumer loans were net charge-offs of: automobile loans of $7 million in the third quarter of 2018, $9 million in the third quarter of 2017 and $8 million in the second quarter of 2018; recreational vehicle loans of $5 million in the third quarter of 2018, $4 million in the year-earlier quarter and $3 million in the second quarter of 2018; and home equity loans and lines of credit secured by one-to-four family residential properties of $1 million in the recent quarter, $2 million in the third quarter of 2017 and $3 million in the second quarter of 2018.

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

The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $797 million, $1.1 billion and $1.0 billion at September 30, 2018, September 30, 2017 and December 31, 2017, respectively.  The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of September 30, 2018 and December 31, 2017 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	September 30, 2018	December 31, 2017
	(In thousands)

Commercial, financial, leasing, etc.	$3,104	3,586
Commercial real estate	23,212	28,783
Residential real estate	27,692	33,880
Consumer	6,062	7,482
Total	$60,070	73,731

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of Hudson City loans acquired in 2015 at a premium was $9.8 billion and $11.5 billion at September 30, 2018 and December 31, 2017, respectively. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount.  Rather, subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans aggregated $871 million or 1.00% of total loans and leases outstanding at September 30, 2018, compared with $869 million or .99 % a year earlier, $883 million or 1.00% at December 31, 2017 and $820 million or .93 % at June 30, 2018. The increase in nonaccrual loans at the recent quarter-end as compared with June 30, 2018 largely reflects the addition of an office development project in Maryland.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $254 million, or .29% of total loans and leases at September 30, 2018, compared with $261 million or .30% at September 30, 2017, $244 million or .28% at December 31, 2017 and $223 million or .25% at June 30, 2018.  Those amounts included loans guaranteed by government-related entities of $195 million, $252 million, $235 million and $202 million at September 30, 2018, September 30, 2017, December 31, 2017 and June 30, 2018, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $169 million at September 30, 2018, $207 million at each of September 30, 2017 and December 31, 2017, and $175 million at June 30, 2018.  The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments.  Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The carrying amount of such loans was $326 million at September 30, 2018, or .4% of total loans. Of that amount, $308 million was associated with the acquisition of Hudson City. Purchased impaired loans totaled $467 million and $410 million at September 30, 2017 and December 31, 2017, respectively.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance.  Such loans aggregated $179 million, $184 million, and $189 million at September 30, 2018, September 30, 2017 and December 31, 2017, respectively.

Nonaccrual commercial loans and leases totaled $235 million, $204 million, $241 million and $245 million at September 30, 2018, September 30, 2017, December 31, 2017 and June 30, 2018, respectively. Commercial real estate loans in nonaccrual status aggregated $229 million, $222 million, $202 million and $166 million at September 30, 2018, September 30, 2017, December 31, 2017 and June 30, 2018, respectively.  The increase in such loans at the recent quarter-end compared with June 30, 2018 was due, in part, to the addition of an office development project in Maryland.  Nonaccrual commercial real estate loans included construction-related loans of $22 million at each of September 30, 2018 and 2017, $17 million at December 31, 2017 and $13 million at June 30, 2018.

Nonaccrual residential real estate loans totaled $310 million at September 30, 2018, compared with $338 million at September 30, 2017, $332 million at December 31, 2017 and $313 million at June 30, 2018.  Reflected in residential real estate loans classified as nonaccrual were previously performing loans obtained in the acquisition of Hudson City that became more than 90 days delinquent.  Such nonaccrual residential real estate loans aggregated $217 million at September 30, 2018, $211 million at September 30, 2017, $215 million at December 31, 2017 and $220 million at June 30, 2018. Those loans could not be identified as purchased impaired loans at the acquisition date because the borrowers were making loan payments at the time and the loans were not recorded at a discount. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $82 million at September 30, 2018 (including $62 million obtained in the acquisition of Hudson City), $102 million at September 30, 2017, $96 million at December 31, 2017 and $97 million at June 30, 2018.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. Such loans in the Company’s portfolio prior to the Hudson City transaction were originated by the Company before 2008. Hudson City discontinued its limited documentation loan program in January 2014.  Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) aggregated $194 million at September 30, 2018, compared with $250 million at September 30, 2017, $233 million at December 31, 2017 and $200 million at June 30, 2018.  A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2018 is presented in the accompanying table.

Nonaccrual consumer loans were $97 million at September 30, 2018, compared with $105 million at September 30, 2017, $108 million at December 31, 2017 and $96 million at June 30, 2018.  Included in nonaccrual consumer loans at September 30, 2018, September 30, 2017, December 31, 2017 and June 30, 2018 were: automobile loans of $21 million, $21 million, $24 million and $20 million, respectively; recreational vehicle loans of $8 million, $5 million, $6 million and $7 million, respectively; and outstanding balances of home equity loans and lines of credit of $66 million, $76 million, $75 million and $67 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2018 is presented in the accompanying table.

Information about past due and nonaccrual loans as of September 30, 2018 and December 31, 2017 is also included in note 3 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	September 30, 2018			September 30, 2018
		Nonaccrual		Net Charge-offs (Recoveries)
					Annualized Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,144,301	$74,334	1.44%	$325	.02%
Pennsylvania	1,276,058	15,408	1.21	(244)	(.07)
Maryland	1,072,054	10,534	.98	84	.03
New Jersey	3,782,472	55,059	1.46	899	.09
Other Mid-Atlantic (a)	963,590	10,461	1.09	(7)	—
Other	2,811,621	61,323	2.18	986	.14
Total	$15,050,096	$227,119	1.51%	$2,043	.05%
Residential construction loans:
New York	$9,668	$182	1.88%	$—	—%
Pennsylvania	2,901	295	10.17	—	—
Maryland	4,561	—	—	—	—
New Jersey	3,614	—	—	—	—
Other Mid-Atlantic (a)	4,667	—	—	—	—
Other	4,506	23	.51	(2)	(.15)
Total	$29,917	$500	1.67%	$(2)	(.03%)
Limited documentation first mortgages:
New York	$1,153,993	$36,083	3.13%	$(231)	(.08%)
Pennsylvania	54,367	5,814	10.69	(1)	(.01)
Maryland	31,283	1,772	5.66	26	.32
New Jersey	1,006,682	21,091	2.10	(36)	(.01)
Other Mid-Atlantic (a)	24,501	882	3.60	—	(.01)
Other	370,560	16,812	4.54	(116)	(.12)
Total	$2,641,386	$82,454	3.12%	$(358)	(.05%)
First lien home equity loans and lines of credit:
New York	$1,224,118	$14,407	1.18%	$74	.02%
Pennsylvania	751,324	6,864	.91	123	.07
Maryland	615,490	7,047	1.14	182	.12
New Jersey	67,764	572	.84	—	—
Other Mid-Atlantic (a)	209,489	2,171	1.04	(1)	—
Other	27,262	721	2.64	7	.10
Total	$2,895,447	$31,782	1.10%	$385	.05%
Junior lien home equity loans and lines of credit:
New York	$757,516	$16,220	2.14%	$(11)	(.01%)
Pennsylvania	283,453	3,351	1.18	47	.06
Maryland	615,513	8,851	1.44	34	.02
New Jersey	97,498	1,174	1.20	4	.02
Other Mid-Atlantic (a)	257,874	2,740	1.06	138	.21
Other	43,125	1,668	3.87	28	.25
Total	$2,054,979	$34,004	1.65%	$240	.04%
Limited documentation junior lien:
New York	$686	$72	10.50%	$(2)	(1.04%)
Pennsylvania	280	—	—	—	—
Maryland	1,254	52	4.15	—	(.07)
New Jersey	380	171	45.00	—	—
Other Mid-Atlantic (a)	593	—	—	—	—
Other	3,579	222	6.20	(2)	(.21)
Total	$6,772	$517	7.63%	$(4)	(.23%)

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $87 million at September 30, 2018, compared with $111 million at September 30, 2017, $112 million at December 31, 2017 and $98 million at June 30, 2018.  Net gains or losses associated with real estate and other foreclosed assets were not material during the three-month and nine-month periods ended September 30, 2018 and September 30, 2017. At September 30, 2018, the Company’s holding of residential real estate-related properties comprised approximately 98% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENOGIATED AND IMPAIRED LOAN DATA

	2018 Quarters			2017 Quarters
	Third	Second	First	Fourth	Third
	(Dollars in thousands)

Nonaccrual loans	$870,832	819,984	864,671	882,598	869,362
Real estate and other foreclosed assets	87,333	98,062	101,514	111,910	110,515
Total nonperforming assets	$958,165	918,046	966,185	994,508	979,877
Accruing loans past due 90 days or more(a)	$254,360	223,026	235,325	244,405	261,288
Government guaranteed loans included in totals above:
Nonaccrual loans	$33,570	34,870	36,618	35,677	34,687
Accruing loans past due 90 days or more	195,450	202,394	223,611	235,489	252,072
Renegotiated loans	$242,892	242,528	226,829	221,513	226,672
Acquired accruing loans past due 90 days or more(b)	$44,223	47,405	49,349	47,418	56,225
Purchased impaired loans(c):
Outstanding customer balance	$572,979	606,683	643,124	688,091	779,340
Carrying amount	325,980	352,465	378,000	410,015	466,943

Nonaccrual loans to total loans and leases, net of unearned discount	1.00%	.93%	.99%	1.00%	.99%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.10%	1.04%	1.10%	1.13%	1.11%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.29%	.25%	.27%	.28%	.30%

(a)     Excludes loans acquired at a discount.  Predominantly residential real estate loans.

(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2018 in light of:  (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company.  While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the volatile nature of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 53% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

As described in note 3 of Notes to Financial Statements, the Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans.  Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans totaled $2.3 billion at September 30, 2018, compared with $2.4 billion at September 30, 2017, $2.2 billion at June 30, 2018 and $2.5 billion at December 31, 2017.  Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most of those loans.

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

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At September 30, 2018, approximately 58% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 68% (or approximately 28% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At September 30, 2018, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $9 million, compared with $10 million at each of September 30, 2017 and December 31, 2017 and $8 million at June 30, 2018.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2018, approximately 81% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 19% were making contractually allowed payments that do not include any repayment of principal.
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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 3 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan-by-loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 42% of the Company’s home equity portfolio consists of junior lien loans and lines of credit. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained at a discount in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components.  Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. For loans acquired at a discount, the impact of estimated future credit losses represents the predominant difference between contractually required payments and the cash flows expected to be collected. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 3 of Notes to Financial Statements.

Management believes that the allowance for credit losses at September 30, 2018 appropriately reflected credit losses inherent in the portfolio as of that date.  The allowance for credit losses was $1.02 billion, or 1.18% of total loans and leases at September 30, 2018, $1.01 billion, or 1.15% at September 30, 2017 and $1.02 billion or 1.16% at December 31, 2017.  The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein.  Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods.  The ratio of the allowance for credit losses to nonaccrual loans was 117% at each of September 30, 2018 and September 30, 2017, compared with 115% at December 31, 2017.  Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $459 million in each of the third quarters of 2018 and 2017, compared with $457 million in the second quarter of 2018.  As compared with the third quarter of 2017, higher trust income and letter of credit and other credit-related fees in the recent quarter were predominantly offset by declines in mortgage banking revenues, brokerage services income and valuation losses on equity securities.  As compared with the second quarter of 2018, higher letter of credit and other credit-related fees were largely offset by seasonally lower trust income and valuation losses on equity securities in the recent quarter.

Mortgage banking revenues were $88 million in the recent quarter, compared with $97 million in the third quarter of 2017 and $92 million in the second quarter of 2018.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $59 million in the third quarter of 2018, compared with $63 million in the third quarter of 2017 and $61 million in 2018’s second quarter.

New commitments to originate residential real estate loans to be sold were approximately $545 million in the third quarter of 2018, compared with $757 million in the year-earlier quarter and $644 million in the second quarter of 2018. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $12 million in each of the second and third quarters of 2018, compared with $17 million in the third quarter of 2017.

Loans held for sale that were secured by residential real estate aggregated $258 million at September 30, 2018, $347 million at September 30, 2017 and $356 million at December 31, 2017.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $459 million and $308 million, respectively, at September 30, 2018, compared with $658 million and $483 million, respectively, at September 30, 2017 and $595 million and $347 million, respectively, at December 31, 2017.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $10 million at each of September 30, 2018 and December 31, 2017, compared with $15 million at September 30, 2017.  Changes in such net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $1 million in the third quarter of 2018 and $2 million in the year-earlier quarter, compared with net increases in revenues of $3 million in the second quarter of 2018.

Revenues from servicing residential real estate loans for others were $47 million in the recent quarter,  compared with $46 million and $49 million during the quarters ended September 30, 2017 and June 30, 2018, respectively.  Residential real estate loans serviced for others totaled $82.7 billion at September 30, 2018, $81.9 billion at September 30, 2017, $79.2 billion at December 31, 2017 and $76.0 billion at June 30, 2018.  Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $60.3 billion, $59.3 billion, $56.6 billion and $53.5 billion at September 30, 2018, September 30, 2017, December 31, 2017 and June 30, 2018, respectively.  Revenues earned for sub-servicing loans totaled $28 million in each of the second and third quarters of 2018, compared with $26 million during the third quarter of 2017.  The Company added $9 billion of residential real estate loans sub-serviced for others during the recent quarter.  The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 14 of Notes to Financial Statements.

Capitalized servicing rights consist largely of servicing associated with loans sold by the Company.  Capitalized residential mortgage servicing assets aggregated $121 million at September 30, 2018, $116 million at September 30, 2017 and $115 million at December 31, 2017.

Commercial mortgage banking revenues totaled $29 million in the recent quarter, compared with $34 million and $31 million in the third quarter of 2017 and the second quarter of 2018, respectively.  Included in such amounts were revenues from loan origination and sales activities of $15 million in the third quarter of 2018, $21 million in the year-earlier quarter and $17 million in the second quarter of 2018. Commercial real estate loans originated for sale to other investors were approximately $920 million in the recent quarter, compared with $839 million and $1.3 billion in the third quarter of 2017 and the second quarter of 2018, respectively. Loan servicing revenues totaled $14 million in each of the second and third quarters of 2018 and $13 million in the third quarter of 2017.  Capitalized commercial mortgage servicing assets were $115 million and $111 million at September 30, 2018 and September 30, 2017, respectively, and $114 million at December 31, 2017.  Commercial real estate loans serviced for other investors totaled $17.7 billion at September 30, 2018, $15.7 billion a year earlier and $16.2 billion at December 31, 2017 and included $3.3 billion at each of September 30, 2018 and December 31, 2017, and $3.2 billion at September 30, 2017, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $536 million and $154 million, respectively, at September 30, 2018, $394 million and $171 million, respectively, at September 30, 2017 and $217 million and $195 million, respectively, at December 31, 2017.  Commercial real estate loans held for sale at September 30, 2018, September 30, 2017 and December 31, 2017 were

$381 million, $224 million and $22 million, respectively.   The higher balance at September 30, 2018 reflected loans originated later in 2018’s third quarter that will be delivered to investors in the fourth quarter.

Service charges on deposit accounts were $109 million in each of the third quarters of 2018 and 2017 and $107 million in the second quarter of 2018.  Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, aggregated $12 million in the recent quarter, compared with $15 million in the third quarter of 2017 and $13 million in 2018’s second quarter.  Trading account and foreign exchange activity resulted in gains of $6 million and $7 million during the quarters ended September 30, 2018 and 2017, respectively, compared with gains of $5 million in the second quarter of 2018.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 9 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income aggregated $133 million in the third quarter of 2018, compared with $125 million in the year-earlier quarter and $138 million in the second quarter of 2018.  Revenues associated with the ICS business were approximately $67 million, $64 million and $70 million during the quarters ended September 30, 2018, September 30, 2017 and June 30, 2018, respectively. The higher revenues in the two most recent quarters as compared with the third quarter of 2017 reflect stronger sales activities and higher retirement services income from growth in collective fund balances. Revenues attributable to WAS totaled approximately $58 million, $56 million and $62 million for the three-month periods ended September 30, 2018, September 30, 2017 and June 30, 2018, respectively.  The higher revenues in 2018’s second quarter reflected seasonally higher fees for helping customers prepare and file trust income tax returns. Trust assets under management were $87.8 billion, $76.9 billion and $82.5 billion at September 30, 2018, September 30, 2017 and December 31, 2017, respectively.  Trust assets under management include the Company’s proprietary mutual funds assets of $10.2 billion, $10.7 billion and $11.2 billion at September 30, 2018, September 30, 2017 and December 31, 2017, respectively.  Additional trust income from investment management activities was $8 million in the most recent quarter, compared with $5 million in the third quarter of 2017 and $6 million in the second quarter of 2018.  That income largely relates to fees earned from retail customer investment accounts and from an affiliated investment manager.  Assets managed by that affiliated manager were $5.6 billion at September 30, 2018, $6.6 billion at September 30, 2017 and $6.7 billion at December 31, 2017.  The Company’s trust income from that affiliate was not material during any of the quarters then-ended.

The Company recognized net losses on investment securities of $3 million in the recent quarter, compared with net gains of $2 million in the second quarter of 2018. The gains and losses represented unrealized gains and losses on investments in equity securities, largely Fannie Mae and Freddie Mac preferred stock.  There were no significant gains or losses on investment securities in the third quarter of 2017.

Other revenues from operations were $114 million in the third quarter of 2018, compared with $107 million in the corresponding quarter of 2017 and $100 million in the second quarter of 2018.  The most significant contributor to the recent quarter’s increase as compared with the third quarter of 2017 and the second quarter of 2018 was higher letter of credit and other credit-related fees. Included in other revenues from operations were the following significant components.  Letter of credit and other credit-related fees aggregated $36 million in the recent quarter, compared with $25 million in each of the year-earlier quarter and the second quarter of 2018.  Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $14 million in the third quarter of 2018, compared with $16 million in the corresponding 2017 quarter and $12 million in the second quarter of 2018.  Revenues from merchant discount and credit card fees were $30 million in the third quarter of 2018, compared with $31 million in the year-earlier quarter and $29 million in the second quarter of 2018.  Insurance-related sales commissions and other revenues totaled $11 million in each of the quarters ended September 30, 2018 and June 30, 2018, compared with $10 million in 2017’s third quarter.

Other income aggregated $1.38 billion during the first nine months of 2018, $8 million higher than $1.37 billion in the corresponding 2017 period.  That increase was largely attributable to significantly higher trust income and income from BLG, largely offset by valuation losses on equity securities and lower brokerage services income, trading account and foreign exchange gains and income from bank owned life insurance.

Mortgage banking revenues totaled $268 million during each of the nine-month periods ended September 30, 2018 and 2017.  Residential mortgage banking revenues aggregated $182 million in the first nine months of 2018, compared with $183 million during the nine-month period ended September 30, 2017.  New commitments to originate residential real estate loans to be sold aggregated $1.8 billion and $2.3 billion in the first nine months of 2018 and 2017, respectively.  Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $36 million and $47 million in the nine-month periods ended September 30, 2018 and 2017, respectively.  Revenues from servicing residential mortgage loans for others through September 30 were $146 million in 2018 and $136 million in 2017.  Included in servicing revenues were sub-servicing revenues aggregating $86 million and $74 million in the first nine months  of 2018 and 2017, respectively.  For the nine months ended September 30, commercial mortgage banking revenues were $86 million and $85 million in 2018 and 2017, respectively.  Commercial real estate loans originated for sale to other investors totaled $2.7 billion and $1.7 billion during the nine-month periods ended September 30, 2018 and 2017, respectively.

Service charges on deposit accounts aggregated $321 million during the first nine months of 2018, compared with $320 million in the year-earlier period.  Trust income totaled $403 million and $372 million during the first nine months of 2018 and 2017, respectively.  The increase in trust income in 2018 as compared with 2017 was largely due to higher revenues from the ICS business, reflecting stronger sales activities and higher retirement services income from growth in collective fund balances, and from the WAS business, resulting from improved equity market performance and stronger sales activities.  Brokerage services income declined to $38 million in the first nine months of 2018 from $49 million in the nine-month period ended September 30, 2017, largely due to lower income from sales of annuities and mutual funds.  Trading account and foreign exchange activity resulted in gains of $16 million and $25 million in the first nine months of 2018 and 2017, respectively.  The lower gains in the 2018 period were predominantly due to valuation losses on interest rate floor agreements.

Net losses on investment securities during the nine-month period ended September 30, 2018 totaled $11 million and represented unrealized losses on investments in equity securities.  There were no significant gains or losses on investment securities in the similar period of 2017.

Other revenues from operations totaled $340 million in the first nine months of 2018, compared with $335 million in the year-earlier period.  Other revenues from operations include the following significant components.  Letter of credit and other credit-related fees aggregated $90 million and $94 million in 2018 and 2017, respectively.  The lower revenues in the 2018 period were largely attributable to a decline in fees for providing letter of credit services.  Reflecting lower death benefit proceeds, income from bank owned life insurance totaled $37 million in the first nine months of 2018, compared with $44 million in the similar 2017 period.  Merchant discount and credit card fees were $87 million and $88 million in the first nine months of 2018 and 2017, respectively.  Insurance-related commissions and other revenues aggregated $36 million and $33 million in 2018 and 2017, respectively. M&T’s investment in BLG resulted in income of $24 million in the first nine months of 2018 and losses of $1 million in the corresponding 2017 period.

Other Expense

Other expense totaled $776 million in the third quarter of 2018, compared with $806 million in the year-earlier quarter and $777 million in the second quarter of 2018. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $6 million in the two most recent quarters and $8 million in the third quarter of 2017. Exclusive of those nonoperating expenses, noninterest operating expenses were $770 million in each of the two most recent quarters, compared with $798 million in the third quarter of 2017.  The higher level of operating expenses in the third quarter of 2017 reflects a $50 million increase to the reserve for legal matters as of September 30, 2017. As compared with the second quarter of 2018, lower professional services expenses were largely offset by higher salaries and employee benefits costs in the recent quarter.  Table 2 provides a reconciliation of other expense to noninterest operating expense.

Other expense for the first nine months of 2018 totaled $2.49 billion, compared with $2.34 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $19 million and $24 million in the nine-month periods ended September 30, 2018 and 2017, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses for the first nine months of 2018 increased 6% to $2.47 billion from $2.32 billion in the corresponding 2017 period.  That $147 million increase was largely due to a $135 million increase to the reserve for legal matters in 2018’s initial quarter (partially offset by the $50 million increase to that reserve in 2017’s third quarter) and to higher salaries and employee benefits expense.

Salaries and employee benefits expense aggregated $431 million in 2018’s third quarter, compared with $399 million in the year-earlier quarter and $419 million in the second quarter of 2018. During the first nine months of 2018 and 2017, salaries and employee benefits expense totaled $1.31 billion and $1.25 billion, respectively. The higher salaries and employee benefits expenses in the 2018 periods as compared with the corresponding periods in 2017 reflect the impact of merit increases for employees and higher incentive-based compensation. The increase in such expenses in the recent quarter as compared with 2018’s second quarter reflects a higher average employee count during the quarter and the impact of salaries and employee benefits-related initiatives associated with sharing savings resulting from the lower Federal corporate income tax rate in 2018.  Salaries and employee benefits expense included stock-based compensation of $10 million in each of the three-month periods ended September 30, 2018 and September 30, 2017, $11 million in the three-month period ended June 30, 2018, and $56 million and $52 million during the nine-month periods ended September 30, 2018 and 2017, respectively. The number of full-time equivalent employees was 16,798 at September 30, 2018, compared with 16,478 at September 30, 2017, 16,456 at December 31, 2017 and 16,760 at June 30, 2018.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $338 million and $399 million in the quarters ended September 30, 2018 and September 30, 2017, respectively, and $352 million in the second quarter of 2018.  On that same basis, such expenses were $1.15 billion and $1.07 billion in the nine-month periods ended September 30, 2018 and 2017, respectively.  The decline in nonpersonnel expenses in the recent quarter as compared with the third quarter of 2017 reflected a $50 million increase in the reserve for legal matters in the 2017 period and lower professional services costs.  The lower nonpersonnel operating expenses in the recent quarter as compared with the second 2018 quarter were predominantly attributable to lower costs for professional services.  The higher level of nonpersonnel operating expenses in the first nine months of 2018 as compared with the corresponding 2017 period resulted primarily from the $135 million addition to the reserve for legal matters in 2018’s second quarter and higher professional services expenses, partially offset by the $50 million addition to the reserve for legal matters in the third quarter of 2017.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 51.4% during the recent quarter, compared with 56.0% and 52.4% in the third quarter of 2017 and second quarter of 2018, respectively. The efficiency ratios for the nine-month periods ended September 30, 2018 and 2017 were 55.9% and 55.2%, respectively.  The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $170 million in the third quarter of 2018, compared with $225 and $161 million in the year-earlier quarter and the second quarter of 2018, respectively.  For the nine-month periods ended September 30, 2018 and 2017, the provision for income taxes was $437 million and $609 million, respectively.  The effective tax rates were 24.5%, 38.7% and 24.7% for the quarters ended September 30, 2018, September 30, 2017 and June 30, 2018, respectively, and 24.2% and 35.9% for the nine-month periods ended September 30, 2018 and 2017, respectively. The enactment of the Tax Act that was signed into law on December 22, 2017 impacted the effective tax rates in the first three quarters of 2018. The Tax Act reduced the corporate Federal income tax rate from 35% to 21% effective January 1, 2018 and made other changes to U.S. corporate income tax laws. In addition to the impact of the Tax Act, GAAP requires that excess tax benefits and tax deficiencies associated with share-based compensation be recognized as a discreet component of income tax expense in the income statement. As a result, the Company recognized a reduction of income tax expense of $9 million and $18 million in the initial quarter of 2018 and 2017, respectively.  The impact of that requirement in the second and third quarters of 2018 and 2017 was not significant.

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

Capital

Shareholders’ equity was $15.4 billion at September 30, 2018, representing 13.21% of total assets, compared with $16.3 billion or 13.55% a year earlier and $16.3 billion or 13.70% at December 31, 2017.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of September 30, 2018, September 30, 2017 and December 31, 2017.  Reflecting the impact of repurchases of M&T’s common stock, common shareholders’ equity was $14.2 billion, or $100.38 per share, at September 30, 2018, compared with $15.1 billion, or $99.70 per share, a year earlier and $15.0 billion, or $100.03 per share, at December 31, 2017.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $67.64 at the end of the recent quarter, compared with $69.02 at September 30, 2017 and $69.08 at December 31, 2017.  The Company’s ratio of tangible common equity to tangible assets was 8.53% at September 30, 2018, compared with 9.02% a year earlier and 9.10% at December 31, 2017.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $229 million, or $1.62 per common share, at September 30, 2018, compared with net unrealized losses of $18 million, or $.12 per common share, at September 30, 2017 and $44 million, or $.29 per common share, at December 31, 2017.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of September 30, 2018 and December 31, 2017 is included in note 2 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at September 30, 2018 were pre-tax effect unrealized gains of $12 million on securities with an amortized cost of $849 million and pre-tax effect unrealized losses of $307 million on securities with an amortized cost of $8.6 billion.  Further information concerning the Company’s valuations of available-for-sale investment securities is provided in note 11 of Notes to Financial Statements.

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

As of September 30, 2018, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate.  As of September 30, 2018, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity. Additional information concerning fair value measurements and the Company’s approach to the classification of such measurements is included in note 11 of the Notes to Financial Statements.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at September 30, 2018 and December 31, 2017, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $118 million and $136 million, respectively, and a fair value of $105 and $111 million, respectively.  At September 30, 2018, 84% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 18% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 18% at September 30, 2018, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 33% and 69% respectively. Given the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of September 30, 2018, those privately issued mortgage-backed securities were not other-than-temporarily impaired.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $283 million, or $2.00 per common share, at September 30, 2018, $260 million, or $1.72 per common share, at September 30, 2017 and $305 million, or $2.03 per common share, at December 31, 2017.

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

During the third quarter of 2018, M&T repurchased 2,844,159 common shares for $498 million and in 2017’s third quarter M&T repurchased 1,382,746 common shares for $225 million.  In total, M&T repurchased 9,235,817 common shares during the first nine months of 2018 for an aggregate cost of $1.7 billion and in the year-earlier period M&T repurchased 6,025,749 shares of common stock at a total cost of $982 million.  During October 2018, M&T repurchased 1,108,508 common shares for $176 million.

Also during the recent quarter, M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $1.00 per share in that quarter from $.80 per common share in the prior quarter.  In accordance with the 2017 Capital Plan, during the second quarter of 2018, M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $.80 per common share in that quarter from the previous rate of $.75 per common share.  Cash dividends declared on M&T’s common stock aggregated $143 million in the recent quarter, compared with $114 million and $116 million in the quarters ended September 30, 2017 and June 30, 2018, respectively.  Common stock cash dividends during the nine-month periods ended September 30, 2018 and 2017 were $371 million and $344 million, respectively.  Cash dividends declared on preferred stock aggregated $18 million in each of the third quarters of 2018 and 2017 and the second quarter of 2018.  Preferred stock dividends were $54 million and $55 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of September 30, 2018 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2018

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.46%	11.07%	68.27%
Tier 1 capital	11.75%	11.07%	68.27%
Total capital	14.10%	13.00%	68.74%
Tier 1 leverage	10.11%	9.55%	14.52%

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

Segment Information

The Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 13 of Notes to Financial Statements. Each reportable segment benefited from a lower corporate Federal income tax rate in the first three quarters of 2018 due to the enactment of the Tax Act, as compared with the 2017 periods.

The Business Banking segment recorded net income of $44 million in the third quarter of 2018, compared with $31 million in the third quarter of 2017 and $43 million in the second quarter of 2018. As compared with 2017’s third quarter, the recent quarter’s higher net income primarily reflected a $10 million increase in net interest income that resulted largely from a widening of the net interest margin on deposits of 45 basis points and an increase in average outstanding deposit balances of $133 million, and the lower income tax rate. The modest increase from the second quarter of 2018 reflected a $3 million rise in net interest income, resulting largely from a 6 basis point widening of the net interest margin on deposits and one additional day in the recent quarter, and a $2 million decrease in miscellaneous expenses. Those favorable factors were partially offset by a $5 million increase in the provision for credit losses, due to higher net charge-offs. Net income for the Business Banking segment totaled $124 million during the first nine months of 2018, compared with $85 million in the corresponding 2017 period. That 46% year-over-year increase was predominantly attributable to a $28 million rise in net interest income, a $5 million decline in the provision for credit losses, due largely to lower net charge-offs, and the lower income tax rate in 2018. The improvement in net interest income reflected a widening of the net interest margin on deposits of 38 basis points and an increase in average outstanding deposit balances of $128 million.

Net income earned by the Commercial Banking segment totaled $148 million during the recent quarter, up from $110 million in the year-earlier quarter and $126 million in the second quarter of 2018.  As compared with the third quarter of 2017, favorable factors in the recent quarter included a $10 million decrease in the provision for credit losses, primarily due to higher recoveries of previously charged-off loans, an $8 million increase in credit-related fees, largely due to higher loan syndication fees, and a $4 million rise in net interest income that reflected a 70 basis point widening of the net interest margin on deposits, offset, in part, by a narrowing of the net interest margin on loans of 4 basis points. Also contributing to the higher net income in the recent quarter was the lower income tax rate. Those favorable factors were partially offset by a $7 million increase in centrally-allocated costs largely associated with data processing, risk management and other support services provided to the Commercial Banking Segment. The 17% rise in net income in the recent quarter as compared with the second quarter of 2018 was driven by a $17 million decrease in the provision for credit losses, largely due to a $13 million recovery of a previously charged-off loan, a $7 million increase in credit-related fees, mainly due to higher loan syndication fees, and higher net interest income of $6 million, reflecting a 6 basis point widening of the net interest margin on loans. Through the first nine months of the year, net income for the Commercial Banking segment totaled $400 million in 2018, compared with $328 million in 2017. That rise in net income was predominantly driven by the lower income tax rate in 2018. Pre-tax income declined year-over-year by $9 million, largely resulting from an $18 million increase in centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Commercial Banking segment, partially offset by a $9 million decline in the provision for credit losses mainly due to the noted recovery.

The Commercial Real Estate segment contributed net income of $116 million in the third quarter of 2018, compared with $97 million in the similar 2017 period and $113 million in the second quarter of 2018.  The 20% improvement in net income as compared with the third quarter of 2017 reflected the lower income tax rate in 2018. Pre-tax income in the 2018’s third quarter was modestly lower than the year-earlier quarter. The $4 million increase in the recent quarter’s net income as compared with the immediately preceding quarter was largely the result of a $6 million rise in net interest income and higher credit-related fees of $4 million. The increase in net interest income resulted from a 3 basis point widening of the net interest margin on loans and one additional day in the current quarter. A $5 million increase in the provision for credit losses partially offset the noted favorable factors. Net income for the Commercial Real Estate segment was $337 million during the nine-month period ended September 30, 2018, up 25% from $269 million in the corresponding 2017 period. That improvement resulted from a rise in net interest income of $12 million, decreased FDIC assessments of $9 million and the lower income tax rate in 2018. The increase in net interest income resulted from a widening of the net interest margin on deposits of 51 basis points, partially offset by a narrowing of the net interest margin on assets of 7 basis points. The favorable factors were offset, in part, by a $5 million increase in personnel-related expenses.

Net income recorded by the Discretionary Portfolio segment aggregated $40 million during the three-month period ended September 30, 2018, compared with $32 million recorded in the year-earlier period and $29 million earned in the second quarter of 2018.  The 26% rise in the recent quarter’s net income as compared with the third quarter of 2017 was due to a decline in the provision for credit losses, primarily due to the favorable impact from the Company’s allocation methodologies for the provision for credit losses associated with acquired loans, and the lower income tax rate in 2018. Those favorable factors were offset, in part, by a $9 million decline in net interest income and $3 million of valuation losses on equity securities. The lower net interest income reflected a narrowing of the net interest margin on loans of 5 basis points and lower average loan balances of $2.6 billion, reflecting ongoing repayments of loans obtained in the acquisition of Hudson City. The improvement in net income in the recent quarter as compared with the immediately preceding quarter also reflected the lower provision for credit losses associated with acquired loan performance, partially offset by a $5 million decrease in net interest income, reflecting a narrowing of the net interest margin on loans of 6 basis points, and valuation losses on equity securities of $6 million. Net income for this segment for the first nine months totaled $89 million in 2018 and $95 million in 2017. The unfavorable factors contributing to that decrease included: a $35 million decline in net interest income due largely to lower average loan balances of $2.7 billion, and $10 million of unrealized losses on equity securities, higher personnel-related costs of $7 million and $8 million of valuation losses on interest rate floor contracts in

2018. Partially offsetting the above factors were an $18 million decline in the provision for credit losses, largely due to the favorable impact from the Company’s allocation methodologies and lower net charge-offs, an $8 million decrease in costs associated with foreclosed properties, and a $5 million decline in FDIC assessments and the lower income tax rate.

The Residential Mortgage Banking segment contributed net income of $13 million in the recent quarter, compared with $14 million in the third quarter of 2017 and $15 million in the second quarter of 2018.  The modest recent quarter decline from the third quarter of 2017 was largely driven by a $6 million decrease in revenues associated with mortgage origination and sales activities (including intersegment revenues) and a $3 million decrease in net interest income that reflected a 28 basis point narrowing of the net interest margin on loans. Factors offsetting the unfavorable factors included lower servicing-related costs (including intersegment costs) of $4 million and the lower income tax rate in 2018. As compared with the second quarter of 2018, the lower net income in the recent quarter reflected lower revenues from servicing residential real estate loans (including intersegment revenues) of $2 million. The Residential Mortgage Banking segment earned $44 million in the first nine months of 2018, compared with $37 million in the similar period of 2017. The most significant factor contributing to that improvement was the lower income tax rate in 2018. Lower revenues associated with mortgage origination and sales activities (including intersegment revenues) of $14 million and an $11 million decline in net interest income, reflecting lower average deposit balances of $2.1 billion and a narrowing of the net interest margin on loans of 42 basis points, were partially offset by higher revenues from loan servicing activities.

Net income for the Retail Banking segment totaled $142 million in the third quarter of 2018, compared with $96 million in the corresponding quarter of 2017 and $143 million in the second quarter of 2018.  As compared with the third quarter of 2017, a $37 million rise in net interest income, and the impact of the lower income tax rate in 2018 were partially offset by an $8 million increase in centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Retail Banking segment. The higher net interest income reflected a 52 basis point widening of the net interest margin on deposits partially offset by lower average deposit balances of $2.7 billion. The modest decline in net income in the recent quarter as compared with the second quarter of 2018 reflected increased equipment and net occupancy costs of $5 million and a $4 million increase in advertising and promotional expenses that were offset by an increase in net interest income of $5 million. That increase reflected a widening of the net interest margin on deposits of 6 basis points and one additional day in the recent quarter, partially offset by lower average deposit balances of $980 million. The Retail Banking segment recorded net income of $408 million and $283 million in the first nine months of 2018 and 2017, respectively.  An increase in net interest income of $101 million, lower credit card and merchant expenses of $10 million and the lower income tax rate in 2018 were partially offset by a $21 million increase in centrally-allocated costs, associated with data processing, risk management and other support services provided to the Retail Banking Segment and higher personnel-related expenses of $7 million. The increase in net interest income reflected a 47 basis point widening of the net interest margin on deposits, offset by lower average deposit balances of $3.1 billion.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating results and distributions associated with BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that includes the ICS and WAS business activities.  The various components of the “All Other” category resulted in net income of $23 million in each of the two most recent quarters of 2018 and a net loss totaling $24 million in the third quarter of 2017.  As compared with the third quarter of 2017, the higher net income in the recent quarter resulted from decreased legal-related and professional services costs of $58 million, reflecting an addition to the reserve for legal matters of $50 million in the 2017 quarter, higher trust income of $9 million, and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. Those favorable factors were partially offset by higher personnel-related costs of

$22 million and the impact from the Company’s allocation methodologies for the provision for credit losses. As compared with the second quarter of 2018, higher personnel-related costs of $8 million were offset by the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. The “All Other” category had net losses of $30 million and $12 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The increased net loss in the current year reflected a $135 million addition to the reserve for legal matters in 2018, higher personnel-related costs of $41 million, a $16 million increase in technology-related expenses and a $17 million increase in professional services costs. Partially offsetting those factors was the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, a $50 million addition to the reserve for legal matters in 2017, higher trust income of $31 million and $23 million of earnings from BLG in 2018

Recent Accounting Developments

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2018 Quarters			2017 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,173,108	1,134,302	1,086,959	1,083,146	1,066,038	1,039,149	1,014,032
Interest expense	138,337	120,118	106,633	102,689	100,076	92,213	91,773
Net interest income	1,034,771	1,014,184	980,326	980,457	965,962	946,936	922,259
Less: provision for credit losses	16,000	35,000	43,000	31,000	30,000	52,000	55,000
Other income	459,294	457,414	458,696	484,053	459,429	460,816	446,845
Less: other expense	775,979	776,577	933,344	795,813	806,025	750,635	787,852
Income before income taxes	702,086	660,021	462,678	637,697	589,366	605,117	526,252
Applicable income taxes	170,262	161,464	105,259	306,287	224,615	215,328	169,326
Taxable-equivalent adjustment	5,733	5,397	4,809	9,007	8,828	8,736	7,999
Net income	$526,091	493,160	352,610	322,403	355,923	381,053	348,927
Net income available to common shareholders-diluted	$505,365	472,600	332,749	302,486	335,804	360,662	328,567
Per common share data
Basic earnings	$3.54	3.26	2.24	2.01	2.22	2.36	2.13
Diluted earnings	3.53	3.26	2.23	2.01	2.21	2.35	2.12
Cash dividends	$1.00	.80	.75	.75	.75	.75	.75
Average common shares outstanding
Basic	142,822	144,825	148,688	150,063	151,347	152,857	154,427
Diluted	142,976	144,998	148,905	150,348	151,691	153,276	154,949
Performance ratios, annualized
Return on
Average assets	1.80%	1.70%	1.22%	1.06%	1.18%	1.27%	1.15%
Average common shareholders’ equity	14.08%	13.32%	9.15%	8.03%	8.89%	9.67%	8.89%
Net interest margin on average earning assets (taxable- equivalent basis)	3.88%	3.83%	3.71%	3.56%	3.53%	3.45%	3.34%
Nonaccrual loans to total loans and leases, net of unearned discount	1.00%	.93%	.99%	1.00%	.99%	.98%	1.04%
Net operating (tangible) results (a)
Net operating income (in thousands)	$530,619	497,869	357,498	326,664	360,658	385,974	354,035
Diluted net operating income per common share	$3.56	3.29	2.26	2.04	2.24	2.38	2.15
Annualized return on
Average tangible assets	1.89%	1.79%	1.28%	1.12%	1.25%	1.33%	1.21%
Average tangible common shareholders’ equity	21.00%	19.91%	13.51%	11.77%	13.03%	14.18%	13.05%
Efficiency ratio (b)	51.41%	52.42%	63.98%	54.65%	56.00%	52.74%	56.93%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$115,997	116,413	117,684	120,226	119,515	120,765	122,978
Total tangible assets (c)	111,363	111,775	113,041	115,584	114,872	116,117	118,326
Earning assets	105,835	106,210	107,231	109,412	108,642	109,987	112,008
Investment securities	13,431	13,856	14,467	14,808	15,443	15,913	15,999
Loans and leases, net of unearned discount	87,132	87,406	87,766	87,837	88,386	89,268	89,797
Deposits	89,252	90,195	91,119	93,469	93,134	94,201	96,300
Common shareholders’ equity (c)	14,317	14,301	14,827	15,039	15,069	15,053	15,091
Tangible common shareholders’ equity (c)	9,683	9,663	10,184	10,397	10,426	10,405	10,439
At end of quarter
Total assets (c)	$116,828	118,426	118,623	118,593	120,402	120,897	123,223
Total tangible assets (c)	112,197	113,790	113,982	113,947	115,761	116,251	118,573
Earning assets	106,331	107,819	107,976	107,786	109,365	109,976	112,287
Investment securities	13,074	13,283	14,067	14,665	15,074	15,816	15,968
Loans and leases, net of unearned discount	86,680	87,797	87,711	87,989	87,925	89,081	89,313
Deposits	89,140	89,273	90,947	92,432	93,513	93,541	97,043
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,201	14,343	14,475	15,016	15,083	15,049	14,978
Tangible common shareholders’ equity (c)	9,570	9,707	9,834	10,370	10,442	10,403	10,328
Equity per common share	100.38	99.43	98.60	100.03	99.70	98.66	97.40
Tangible equity per common share	67.64	67.29	66.99	69.08	69.02	68.20	67.16
Market price per common share
High	$180.77	188.80	197.37	176.62	166.85	164.03	173.72
Low	164.28	167.32	170.00	155.77	141.12	147.55	149.51
Closing	164.54	170.15	184.36	170.99	161.04	161.95	154.73

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2018 Quarters			2017 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$526,091	493,160	352,610	322,403	355,923	381,053	348,927
Amortization of core deposit and other intangible assets (a)	4,528	4,709	4,888	4,261	4,735	4,921	5,108
Net operating income	$530,619	497,869	357,498	326,664	360,658	385,974	354,035
Earnings per common share
Diluted earnings per common share	$3.53	3.26	2.23	2.01	2.21	2.35	2.12
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.03	.03	.03	.03
Diluted net operating earnings per common share	$3.56	3.29	2.26	2.04	2.24	2.38	2.15
Other expense
Other expense	$775,979	776,577	933,344	795,813	806,025	750,635	787,852
Amortization of core deposit and other intangible assets	(6,143)	(6,388)	(6,632)	(7,025)	(7,808)	(8,113)	(8,420)
Noninterest operating expense	$769,836	770,189	926,712	788,788	798,217	742,522	779,432
Efficiency ratio
Noninterest operating expense (numerator)	$769,836	770,189	926,712	788,788	798,217	742,522	779,432
Taxable-equivalent net interest income	1,034,771	1,014,184	980,326	980,457	965,962	946,936	922,259
Other income	459,294	457,414	458,696	484,053	459,429	460,816	446,845
Less: Gain (loss) on bank investment securities	(3,415)	2,326	(9,431)	21,296	—	(17)	—
Denominator	$1,497,480	1,469,272	1,448,453	1,443,214	1,425,391	1,407,769	1,369,104
Efficiency ratio	51.41%	52.42%	63.98%	54.65%	56.00%	52.74%	56.93%
Balance sheet data (in millions)
Average assets
Average assets	$115,997	116,413	117,684	120,226	119,515	120,765	122,978
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(55)	(62)	(68)	(75)	(82)	(90)	(98)
Deferred taxes	14	17	18	26	32	35	39
Average tangible assets	$111,363	111,775	113,041	115,584	114,872	116,117	118,326
Average common equity
Average total equity	$15,549	15,533	16,059	16,271	16,301	16,285	16,323
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Average common equity	14,317	14,301	14,827	15,039	15,069	15,053	15,091
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(55)	(62)	(68)	(75)	(82)	(90)	(98)
Deferred taxes	14	17	18	26	32	35	39
Average tangible common equity	$9,683	9,663	10,184	10,397	10,426	10,405	10,439
At end of quarter
Total assets
Total assets	116,828	118,426	118,623	118,593	120,402	120,897	123,223
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(52)	(59)	(65)	(72)	(79)	(86)	(95)
Deferred taxes	14	16	17	19	31	33	38
Total tangible assets	$112,197	113,790	113,982	113,947	115,761	116,251	118,573
Total common equity
Total equity	$15,436	15,578	15,710	16,251	16,318	16,284	16,213
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(3)	(3)	(3)	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,201	14,343	14,475	15,016	15,083	15,049	14,978
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(52)	(59)	(65)	(72)	(79)	(86)	(95)
Deferred taxes	14	16	17	19	31	33	38
Total tangible common equity	$9,570	9,707	9,834	10,370	10,442	10,403	10,328

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2018 Third Quarter			2018 Second Quarter			2018 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,689	$255,735	4.68%	21,709	243,081	4.49%	21,547	227,296	4.28%
Real estate – commercial	33,800	440,381	5.10	33,687	421,705	4.95	33,652	397,713	4.73
Real estate – consumer	18,006	189,634	4.21	18,644	193,547	4.15	19,274	195,701	4.06
Consumer	13,637	180,764	5.26	13,366	171,441	5.14	13,293	163,991	5.00
Total loans and leases, net	87,132	1,066,514	4.86	87,406	1,029,774	4.73	87,766	984,701	4.55
Interest-bearing deposits at banks	5,207	26,001	1.98	4,890	21,869	1.79	4,941	18,677	1.53
Federal funds sold	—	—	—	1	4	2.23	3	17	1.85
Trading account	65	289	1.78	57	416	2.92	54	404	3.00
Investment securities**
U.S. Treasury and federal agencies	12,656	72,548	2.27	13,066	76,704	2.35	13,689	78,017	2.31
Obligations of states and political subdivisions	12	146	4.75	20	217	4.45	24	271	4.67
Other	763	7,610	3.96	770	5,318	2.77	754	4,872	2.62
Total investment securities	13,431	80,304	2.37	13,856	82,239	2.38	14,467	83,160	2.33
Total earning assets	105,835	1,173,108	4.40	106,210	1,134,302	4.28	107,231	1,086,959	4.11
Allowance for credit losses	(1,020)			(1,018)			(1,020)
Cash and due from banks	1,317			1,277			1,336
Other assets	9,865			9,944			10,137
Total assets	$115,997			116,413			117,684
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$51,552	56,156	.43	52,547	48,738	.37	52,504	40,527	.31
Time deposits	5,826	12,976	.88	5,997	11,362	.76	6,320	10,936	.70
Deposits at Cayman Islands office	407	1,556	1.52	225	542	.97	248	381	.62
Total interest-bearing deposits	57,785	70,688	.49	58,769	60,642	.41	59,072	51,844	.36
Short-term borrowings	374	1,600	1.70	353	1,383	1.57	280	883	1.28
Long-term borrowings	9,047	66,049	2.90	8,480	58,093	2.75	8,606	53,906	2.54
Total interest-bearing liabilities	67,206	138,337	0.82	67,602	120,118	.71	67,958	106,633	.64
Noninterest-bearing deposits	31,467			31,426			32,047
Other liabilities	1,775			1,852			1,620
Total liabilities	100,448			100,880			101,625
Shareholders’ equity	15,549			15,533			16,059
Total liabilities and shareholders’ equity	$115,997			116,413			117,684
Net interest spread			3.58			3.57			3.47
Contribution of interest-free funds			.30			.26			.24
Net interest income/margin on earning assets		$1,034,771	3.88%		1,014,184	3.83%		980,326	3.71%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2017 Fourth Quarter			2017 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount*
Commercial, financial, etc.	$21,562	$220,470	4.06%	21,734	217,953	3.98%
Real estate – commercial	33,138	390,752	4.61	33,257	382,352	4.50
Real estate – consumer	19,974	201,151	4.03	20,609	204,008	3.96
Consumer	13,163	162,765	4.91	12,786	157,721	4.89
Total loans and leases, net	87,837	975,138	4.40	88,386	962,034	4.32
Interest-bearing deposits at banks	6,680	21,981	1.31	4,740	14,970	1.25
Federal funds sold	—	2	1.78	—	1	1.58
Trading account	87	283	1.31	73	351	1.92
Investment securities**
U.S. Treasury and federal agencies	14,012	78,995	2.24	14,632	81,707	2.22
Obligations of states and political subdivisions	30	378	5.00	37	442	4.69
Other	766	6,369	3.30	774	6,533	3.35
Total investment securities	14,808	85,742	2.30	15,443	88,682	2.28
Total earning assets	109,412	1,083,146	3.93	108,642	1,066,038	3.89
Allowance for credit losses	(1,019)			(1,014)
Cash and due from banks	1,340			1,297
Other assets	10,493			10,590
Total assets	$120,226			119,515
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$53,436	39,286	.29	53,287	37,714	.28
Time deposits	6,888	12,212	.70	7,673	13,992	.72
Deposits at Cayman Islands office	215	330	.61	169	310	.73
Total interest-bearing deposits	60,539	51,828	.34	61,129	52,016	.34
Short-term borrowings	178	363	.81	244	554	.90
Long-term borrowings	8,464	50,498	2.37	8,033	47,506	2.35
Total interest-bearing liabilities	69,181	102,689	.59	69,406	100,076	.57
Noninterest-bearing deposits	32,930			32,005
Other liabilities	1,844			1,803
Total liabilities	103,955			103,214
Shareholders’ equity	16,271			16,301
Total liabilities and shareholders’ equity	$120,226			119,515
Net interest spread			3.34			3.32
Contribution of interest-free funds			.22			.21
Net interest income/margin on earning assets		$980,457	3.56%		965,962	3.53%

*	Includes nonaccrual loans.
**	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2018.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

In April 2018, the parties reached an agreement in principle and a settlement agreement was executed and filed with the court for approval during the second quarter of 2018.  The proposed settlement was preliminarily approved by the court in July 2018.  The settlement amount of $200 million was paid, pursuant to the settlement agreement, during the third quarter of 2018.  The settlement agreement is subject to the final approval of the court which is expected to occur in the fourth quarter of 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

July 1 - July 31, 2018	450,301	$172.92	450,000	$1,722,188,000
August 1 - August 31, 2018	1,275,240	174.68	1,275,000	1,499,473,000
September 1 - September 30, 2018	1,119,159	176.89	1,119,159	1,301,500,000
Total	2,844,700	$175.27	2,844,159

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

M&T BANK CORPORATION

Date: November 5, 2018	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer