Form 10-Q
period 2019-03-31
M&T BANK CORP
filed 2019-05-02
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9861

M&T BANK CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0968385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One M & T Plaza Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(716) 635-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $.50 par value	MTB	New York Stock Exchange
6.375% Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share	MTBPr	New York Stock Exchange
6.375% Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share	MTBPrC	New York Stock Exchange

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on April 26, 2019: 136,622,163 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share)	2019	2018
Assets
Cash and due from banks	$1,267,260	$1,605,439
Interest-bearing deposits at banks	7,602,897	8,105,197
Trading account	276,322	185,584
Investment securities (includes pledged securities that can be sold or repledged of $471,572 at March 31, 2019; $487,365 at December 31, 2018)
Available for sale (cost: $8,398,686 at March 31, 2019; $8,869,423 at December 31, 2018)	8,325,584	8,682,509
Held to maturity (fair value: $3,699,596 at March 31, 2019; $3,255,483 at December 31, 2018)	3,714,699	3,316,640
Equity and other securities (cost: $468,232 at March 31, 2019; $677,187 at December 31, 2018)	496,557	693,664
Total investment securities	12,536,840	12,692,813
Loans and leases	88,897,260	88,733,492
Unearned discount	(257,377)	(267,015)
Loans and leases, net of unearned discount	88,639,883	88,466,477
Allowance for credit losses	(1,019,337)	(1,019,444)
Loans and leases, net	87,620,546	87,447,033
Premises and equipment	1,044,761	647,408
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	43,947	47,067
Accrued interest and other assets	5,039,520	4,773,750
Total assets	$120,025,205	$120,097,403
Liabilities
Noninterest-bearing deposits	$29,966,753	$32,256,668
Savings and interest-checking deposits	52,932,297	50,963,744
Time deposits	6,501,509	6,124,254
Deposits at Cayman Islands office	1,069,191	811,906
Total deposits	90,469,750	90,156,572
Short-term borrowings	3,602,566	4,398,378
Accrued interest and other liabilities	1,889,336	1,637,348
Long-term borrowings	8,476,024	8,444,914
Total liabilities	104,437,676	104,637,212
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 731,500 shares at March 31, 2019 and December 31, 2018; Liquidation preference of $10,000 per share: 50,000 shares at March 31, 2019 and December 31, 2018	1,231,500	1,231,500
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at March 31, 2019; 159,765,044 shares issued at December 31, 2018	79,871	79,883
Common stock issuable, 21,324 shares at March 31, 2019; 24,563 shares at December 31, 2018	1,514	1,726
Additional paid-in capital	6,568,480	6,579,342
Retained earnings	11,842,371	11,516,672
Accumulated other comprehensive income (loss), net	(288,009)	(420,081)
Treasury stock — common, at cost — 23,126,505 shares at March 31, 2019; 21,255,275 shares at December 31, 2018	(3,848,198)	(3,528,851)
Total shareholders’ equity	15,587,529	15,460,191
Total liabilities and shareholders’ equity	$120,025,205	$120,097,403

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31
(In thousands, except per share)	2019	2018
Interest income
Loans and leases, including fees	$1,117,913	$979,969
Investment securities
Fully taxable	80,411	82,852
Exempt from federal taxes	95	248
Deposits at banks	27,407	18,677
Other	483	404
Total interest income	1,226,309	1,082,150
Interest expense
Savings and interest-checking deposits	76,138	40,527
Time deposits	21,081	10,936
Deposits at Cayman Islands office	4,738	381
Short-term borrowings	6,713	883
Long-term borrowings	67,579	53,906
Total interest expense	176,249	106,633
Net interest income	1,050,060	975,517
Provision for credit losses	22,000	43,000
Net interest income after provision for credit losses	1,028,060	932,517
Other income
Mortgage banking revenues	95,311	87,306
Service charges on deposit accounts	103,112	105,115
Trust income	132,786	131,375
Brokerage services income	12,476	13,392
Trading account and foreign exchange gains	10,802	4,637
Gain (loss) on bank investment securities	11,841	(9,431)
Other revenues from operations	134,437	126,302
Total other income	500,765	458,696
Other expense
Salaries and employee benefits	499,200	463,428
Equipment and net occupancy	79,347	74,797
Outside data processing and software	52,417	48,429
FDIC assessments	9,426	20,280
Advertising and marketing	20,275	16,248
Printing, postage and supplies	9,855	9,319
Amortization of core deposit and other intangible assets	5,020	6,632
Other costs of operations	218,808	294,211
Total other expense	894,348	933,344
Income before taxes	634,477	457,869
Income taxes	151,735	105,259
Net income	$482,742	$352,610
Net income available to common shareholders
Basic	$462,086	$332,748
Diluted	462,086	332,749
Net income per common share
Basic	$3.35	$2.24
Diluted	3.35	2.23
Average common shares outstanding
Basic	137,889	148,688
Diluted	137,920	148,905

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
(In thousands)	2019	2018

Net income	$482,742	352,610
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	84,591	(100,684)
Cash flow hedges adjustments	44,921	(10,442)
Foreign currency translation adjustment	275	1,290
Defined benefit plans liability adjustments	2,285	7,260
Total other comprehensive income (loss)	132,072	(102,576)
Total comprehensive income	$614,814	250,034

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$482,742	$352,610
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	22,000	43,000
Depreciation and amortization of premises and equipment	50,982	27,281
Amortization of capitalized servicing rights	16,170	11,656
Amortization of core deposit and other intangible assets	5,020	6,632
Provision for deferred income taxes	13,441	(124,772)
Asset write-downs	1,919	3,192
Net gain on sales of assets	(5,171)	(4,547)
Net change in accrued interest receivable, payable	(35,071)	(14,803)
Net change in other accrued income and expense	(171,304)	165,114
Net change in loans originated for sale	202,670	(72,403)
Net change in trading account assets and liabilities	(170,092)	91,219
Net cash provided by operating activities	413,306	484,179
Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	—	100
Equity and other securities	312,743	254,860
Proceeds from maturities of investment securities
Available for sale	371,714	349,294
Held to maturity	99,960	123,923
Purchases of investment securities
Available for sale	(1,595)	(100)
Held to maturity	(495,277)	—
Equity and other securities	(103,795)	(288,259)
Net (increase) decrease in loans and leases	(412,670)	303,886
Net (increase) decrease in interest-bearing deposits at banks	502,300	(1,056,531)
Capital expenditures, net	(30,710)	(9,544)
Net decrease in loan servicing advances	22,891	115,163
Other, net	5,700	(41,322)
Net cash provided (used) by investing activities	271,261	(248,530)
Cash flows from financing activities
Net increase (decrease) in deposits	313,849	(1,484,629)
Net increase (decrease) in short-term borrowings	(795,812)	1,451,030
Proceeds from long-term borrowings	—	999,594
Payments on long-term borrowings	(1,139)	(504,192)
Purchases of treasury stock	(365,628)	(720,966)
Dividends paid — common	(139,595)	(112,318)
Dividends paid — preferred	(17,368)	(17,368)
Other, net	(17,053)	24,976
Net cash used by financing activities	(1,022,746)	(363,873)
Net decrease in cash, cash equivalents and restricted cash	(338,179)	(128,224)
Cash, cash equivalents and restricted cash at beginning of period	1,605,439	1,420,888
Cash, cash equivalents and restricted cash at end of period	$1,267,260	$1,292,664
Supplemental disclosure of cash flow information
Interest received during the period	$1,194,023	$1,077,676
Interest paid during the period	191,309	118,342
Income taxes paid during the period	149,548	37,999
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$24,840	$15,410
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	$5,379	$5,128
Capitalized servicing rights	83	64
Adoption of lease accounting standard
Right-of-use assets	$393,877	$—
Other liabilities	398,810	—
Additions to right-of-use assets under operating leases	20,410	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2018
Balance — January 1, 2018	$1,231,500	79,909	1,847	6,590,855	10,164,804	(363,814)	(1,454,282)	$16,250,819
Cumulative effect of change in accounting principle — equity securities	—	—	—	—	16,853	(16,853)	—	—
Total comprehensive income	—	—	—	—	352,610	(102,576)	—	250,034
Preferred stock cash dividends (a)	—	—	—	—	(18,130)	—	—	(18,130)
Exercise of 36,974 Series A stock warrants into 22,553 shares of common stock	—	—	—	(3,455)	—	—	3,455	—
Purchases of treasury stock	—	—	—	—	—	—	(720,966)	(720,966)
Stock-based compensation plans:
Compensation expense, net	—	(25)	—	(15,362)	—	—	21,220	5,833
Exercises of stock options, net	—	—	—	(1,945)	—	—	44,045	42,100
Stock purchase plan	—	—	—	2,358	—	—	8,766	11,124
Directors’ stock plan	—	—	—	74	—	—	515	589
Deferred compensation plans, net, including dividend equivalents	—	—	(172)	(244)	(18)	—	386	(48)
Common stock cash dividends — $.75 per share	—	—	—	—	(111,661)	—	—	(111,661)
Balance — March 31, 2018	$1,231,500	79,884	1,675	6,572,281	10,404,458	(483,243)	(2,096,861)	$15,709,694
2019
Balance — January 1, 2019	$1,231,500	79,883	1,726	6,579,342	11,516,672	(420,081)	(3,528,851)	$15,460,191
Total comprehensive income	—	—	—	—	482,742	132,072	—	614,814
Preferred stock cash dividends (a)	—	—	—	—	(18,130)		—	(18,130)
Purchases of treasury stock	—	—	—	—	—	—	(365,628)	(365,628)
Stock-based compensation plans:
Compensation expense, net	—	(12)	—	(7,606)	—	—	25,738	18,120
Exercises of stock options, net	—	—	—	(2,818)	—	—	7,545	4,727
Stock purchase plan	—	—	—	(67)	—	—	11,899	11,832
Directors’ stock plan	—	—	—	(84)	—	—	613	529
Deferred compensation plans, net, including dividend equivalents	—	—	(212)	(316)	(22)	—	486	(64)
Performance share unit dividends	—	—	—	29	(29)	—	—	—
Common stock cash dividends — $1.00 per share	—	—	—	—	(138,862)	—	—	(138,862)
Balance — March 31, 2019	$1,231,500	79,871	1,514	6,568,480	11,842,371	(288,009)	(3,848,198)	$15,587,529

(a)

For each of the three-month periods ended March 31, 2019 and 2018, dividends per preferred share were: Preferred Series A- $15.9375; Preferred Series C - $15.9375; Preferred Series E - $16.125; and Preferred Series F - $128.125.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated interim financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), except that effective January 1, 2019 the Company adopted accounting guidance that is discussed in notes 3, 4 and 16 herein.  The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented.

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

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,144,288	$4	$4,864	$1,139,428
Obligations of states and political subdivisions	1,181	4	4	1,181
Mortgage-backed securities:
Government issued or guaranteed	7,115,459	29,959	91,511	7,053,907
Privately issued	16	—	—	16
Other debt securities	137,742	1,249	7,939	131,052
	8,398,686	31,216	104,318	8,325,584
Investment securities held to maturity:
U.S. Treasury and federal agencies	944,230	735	15	944,950
Obligations of states and political subdivisions	6,810	27	—	6,837
Mortgage-backed securities:
Government issued or guaranteed	2,652,219	11,876	19,472	2,644,623
Privately issued	107,858	12,806	21,060	99,604
Other debt securities	3,582	—	—	3,582
	3,714,699	25,444	40,547	3,699,596
Total debt securities	$12,113,385	$56,660	$144,865	$12,025,180
Equity and other securities:
Readily marketable equity — at fair value	$48,261	$28,913	$588	$76,586
Other — at cost	419,971	—	—	419,971
Total equity and other securities	$468,232	$28,913	$588	$496,557

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,346,782	$—	$9,851	$1,336,931
Obligations of states and political subdivisions	1,660	4	5	1,659
Mortgage-backed securities:
Government issued or guaranteed	7,383,340	15,754	182,103	7,216,991
Privately issued	24	—	2	22
Other debt securities	137,617	770	11,481	126,906
	8,869,423	16,528	203,442	8,682,509
Investment securities held to maturity:
U.S. Treasury and federal agencies	446,542	—	239	446,303
Obligations of states and political subdivisions	7,494	22	12	7,504
Mortgage-backed securities:
Government issued or guaranteed	2,745,776	4,165	55,111	2,694,830
Privately issued	113,160	12,345	22,327	103,178
Other debt securities	3,668	—	—	3,668
	3,316,640	16,532	77,689	3,255,483
Total debt securities	$12,186,063	$33,060	$281,131	$11,937,992
Equity and other securities:
Readily marketable equity — at fair value	$77,440	$17,295	$818	$93,917
Other — at cost	599,747	—	—	599,747
Total equity and other securities	$677,187	$17,295	$818	$693,664

There were no significant gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2019 and 2018. Net unrealized gains recorded as gain (loss) on bank investment securities in the consolidated statement of income during the three months ended March 31, 2019 were $12 million, compared with losses of $9 million during the three months ended March 31, 2018.

At March 31, 2019, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$1,141,640	1,136,864
Due after one year through five years	9,470	9,355
Due after five years through ten years	102,101	99,642
Due after ten years	30,000	25,800
	1,283,211	1,271,661
Mortgage-backed securities available for sale	7,115,475	7,053,923
	$8,398,686	8,325,584
Debt securities held to maturity:
Due in one year or less	$947,176	947,905
Due after one year through five years	3,864	3,882
Due after ten years	3,582	3,582
	954,622	955,369
Mortgage-backed securities held to maturity	2,760,077	2,744,227
	$3,714,699	3,699,596

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

A summary of investment securities that as of March 31, 2019 and December 31, 2018 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$274	(1)	1,137,550	(4,863)
Obligations of states and political subdivisions	—	—	507	(4)
Mortgage-backed securities:
Government issued or guaranteed	18,447	(111)	5,076,762	(91,400)
Other debt securities	36,500	(294)	67,662	(7,645)
	55,221	(406)	6,282,481	(103,912)

Investment securities held to maturity:
U.S. Treasury and federal agencies	249,082	(15)	—	—
Mortgage-backed securities:
Government issued or guaranteed	—	—	1,620,580	(19,472)
Privately issued	—	—	51,091	(21,060)
	249,082	(15)	1,671,671	(40,532)
Total	$304,303	(421)	7,954,152	(144,444)

December 31, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$273	(2)	1,335,559	(9,849)
Obligations of states and political subdivisions	629	(5)	—	—
Mortgage-backed securities:
Government issued or guaranteed	405,558	(2,892)	5,646,773	(179,211)
Privately issued	22	(2)	—	—
Other debt securities	53,478	(2,187)	66,014	(9,294)
	459,960	(5,088)	7,048,346	(198,354)

Investment securities held to maturity:
U.S. Treasury and federal agencies	446,303	(239)	—	—
Obligations of states and political subdivisions	—	—	3,126	(12)
Mortgage-backed securities:
Government issued or guaranteed	179,354	(989)	2,082,723	(54,122)
Privately issued	—	—	51,943	(22,327)
	625,657	(1,228)	2,137,792	(76,461)
Total	$1,085,617	(6,316)	9,186,138	(274,815)

The Company owned 1,166 individual debt securities with aggregate gross unrealized losses of $145 million at March 31, 2019. Based on a review of each of the securities in the investment securities portfolio at March 31, 2019, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of March 31, 2019, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At March 31, 2019, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $420 million of cost method equity securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of  March 31, 2019 and December 31, 2018 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
March 31, 2019
Commercial, financial, leasing, etc.	$22,701,500	141,555	1,047	283	—	245,819	$23,090,204
Real estate:
Commercial	25,441,419	159,209	7,394	158	10,305	207,709	25,826,194
Residential builder and developer	1,738,846	2,190	—	—	549	4,392	1,745,977
Other commercial construction	7,036,036	31,152	31,032	—	640	19,899	7,118,759
Residential	13,337,558	406,106	199,940	6,425	187,631	210,266	14,347,926
Residential — limited documentation	2,186,132	71,354	—	—	79,658	84,863	2,422,007
Consumer:
Home equity lines and loans	4,634,634	31,145	—	4,871	—	69,245	4,739,895
Recreational finance	4,295,732	22,549	—	235	—	10,972	4,329,488
Automobile	3,619,015	62,846	—	—	—	21,209	3,703,070
Other	1,257,839	14,420	4,844	32,023	—	7,237	1,316,363
Total	$86,248,711	942,526	244,257	43,995	278,783	881,611	$88,639,883

December 31, 2018
Commercial, financial, leasing, etc.	$22,701,020	39,798	2,567	168	—	234,423	$22,977,976
Real estate:
Commercial	25,250,983	134,474	11,457	10	9,769	203,672	25,610,365
Residential builder and developer	1,665,178	20,333	—	—	—	4,798	1,690,309
Other commercial construction	6,982,077	43,615	14,344	—	641	22,205	7,062,882
Residential	13,591,790	404,808	189,682	6,650	203,044	233,352	14,629,326
Residential — limited documentation	2,278,040	72,544	—	—	89,851	84,685	2,525,120
Consumer:
Home equity lines and loans	4,758,513	25,416	—	5,033	—	71,292	4,860,254
Recreational finance	4,085,781	29,947	—	235	—	11,199	4,127,162
Automobile	3,555,757	79,804	—	—	—	23,359	3,658,920
Other	1,271,811	15,598	4,477	27,654	—	4,623	1,324,163
Total	$86,140,950	866,337	222,527	39,750	303,305	893,608	$88,466,477

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $178 million and $205 million at March 31, 2019 and December 31, 2018, respectively.  Commercial real estate loans held for sale were $166 million at March 31, 2019 and $347 million at December 31, 2018.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)

Outstanding principal balance	$960,990	$1,016,785
Carrying amount:
Commercial, financial, leasing, etc.	25,060	27,073
Commercial real estate	125,310	135,047
Residential real estate	442,260	473,511
Consumer	93,486	91,860
	$686,116	$727,491

Purchased impaired loans included in the table above totaled $279 million at March 31, 2019 and $303 million at December 31, 2018, representing less than 1% of the Company’s assets as of each date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended March 31
	2019		2018
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$147,210	$96,907	$157,918	$133,162
Interest income	(18,082)	(9,717)	(9,819)	(15,112)
Reclassifications from nonaccretable balance	11,189	4,865	908	207
Other (a)	—	1,632	—	(73)
Balance at end of period	$140,317	$93,687	$149,007	$118,184

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

Changes in the allowance for credit losses for the three months ended March 31, 2019 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,055	341,655	69,125	200,564	78,045	$1,019,444
Provision for credit losses	6,271	(4,203)	(2,447)	22,883	(504)	22,000
Net charge-offs
Charge-offs	(8,500)	(283)	(3,372)	(32,945)	—	(45,100)
Recoveries	7,794	826	1,830	12,543	—	22,993
Net (charge-offs) recoveries	(706)	543	(1,542)	(20,402)	—	(22,107)
Ending balance	$335,620	337,995	65,136	203,045	77,541	$1,019,337

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended March 31, 2018 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$328,599	374,085	65,405	170,809	78,300	$1,017,198
Provision for credit losses	7,230	(5,225)	10,486	29,814	695	43,000
Net charge-offs
Charge-offs	(14,581)	(1,366)	(4,354)	(36,451)	—	(56,752)
Recoveries	4,823	223	1,510	9,669	—	16,225
Net (charge-offs) recoveries	(9,758)	(1,143)	(2,844)	(26,782)	—	(40,527)
Ending balance	$326,071	367,717	73,047	173,841	78,995	$1,019,671

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered impaired as of March 31, 2019 and December 31, 2018 and for the three-month periods ended March 31, 2019 and 2018 follows.

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$201,337	220,116	50,192	153,478	175,549	46,034
Real estate:
Commercial	102,247	119,062	10,449	110,253	125,117	11,937
Residential builder and developer	6,805	7,399	327	5,981	6,557	462
Other commercial construction	10,696	13,624	703	10,563	11,113	640
Residential	121,351	142,872	5,291	124,974	147,817	5,402
Residential — limited documentation	71,113	86,276	3,000	74,156	90,066	3,000
Consumer:
Home equity lines and loans	47,363	52,583	9,025	47,982	53,248	9,135
Recreational finance	5,539	5,740	1,147	6,138	9,163	1,261
Automobile	3,522	3,603	729	3,527	3,599	729
Other	5,612	11,902	1,128	5,203	8,380	1,046
	575,585	663,177	81,991	542,255	630,609	79,646
With no related allowance recorded:
Commercial, financial, leasing, etc.	91,355	97,342	—	105,507	136,128	—
Real estate:
Commercial	125,289	138,095	—	113,376	124,657	—
Residential builder and developer	2,756	2,781	—	2,593	2,602	—
Other commercial construction	9,203	9,432	—	11,710	11,880	—
Residential	19,535	25,771	—	15,379	20,496	—
Residential — limited documentation	6,145	10,434	—	5,631	9,796	—
	254,283	283,855	—	254,196	305,559	—
Total:
Commercial, financial, leasing, etc.	292,692	317,458	50,192	258,985	311,677	46,034
Real estate:
Commercial	227,536	257,157	10,449	223,629	249,774	11,937
Residential builder and developer	9,561	10,180	327	8,574	9,159	462
Other commercial construction	19,899	23,056	703	22,273	22,993	640
Residential	140,886	168,643	5,291	140,353	168,313	5,402
Residential — limited documentation	77,258	96,710	3,000	79,787	99,862	3,000
Consumer:
Home equity lines and loans	47,363	52,583	9,025	47,982	53,248	9,135
Recreational finance	5,539	5,740	1,147	6,138	9,163	1,261
Automobile	3,522	3,603	729	3,527	3,599	729
Other	5,612	11,902	1,128	5,203	8,380	1,046
Total	$829,868	947,032	81,991	796,451	936,168	79,646

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$265,248	3,038	3,038	272,172	783	783
Real estate:
Commercial	225,374	1,091	1,091	181,846	3,147	3,147
Residential builder and developer	8,875	115	115	9,840	1,682	1,682
Other commercial construction	20,398	564	564	10,102	6	6
Residential	140,403	2,022	666	121,209	1,902	902
Residential — limited documentation	78,238	1,353	208	85,595	1,728	696
Consumer:
Home equity lines and loans	47,556	416	62	48,797	414	86
Recreational finance	6,023	142	4	1,458	63	2
Automobile	3,530	54	19	13,125	224	15
Other	5,218	122	4	1,661	22	1
Total	$800,863	8,917	5,771	745,805	9,971	7,320

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

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
March 31, 2019
Pass	$21,734,455	24,686,100	1,535,068	6,870,882
Criticized accrual	1,109,930	932,385	206,517	227,978
Criticized nonaccrual	245,819	207,709	4,392	19,899
Total	$23,090,204	25,826,194	1,745,977	7,118,759
December 31, 2018
Pass	$21,693,705	24,539,706	1,546,002	6,890,562
Criticized accrual	1,049,848	866,987	139,509	150,115
Criticized nonaccrual	234,423	203,672	4,798	22,205
Total	$22,977,976	25,610,365	1,690,309	7,062,882

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized totaled $29 million and $22 million, respectively, at March 31, 2019 and $29 million and $23 million, respectively, at December 31, 2018. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance were $19 million and $33 million, respectively, at March 31, 2019 and $21 million and $31 million, respectively, at December 31, 2018.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
March 31, 2019
Individually evaluated for impairment	$50,192	11,479	8,291	12,029	$81,991
Collectively evaluated for impairment	285,428	326,516	47,028	191,016	849,988
Purchased impaired	—	—	9,817	—	9,817
Allocated	$335,620	337,995	65,136	203,045	941,796
Unallocated					77,541
Total					$1,019,337
December 31, 2018
Individually evaluated for impairment	$46,034	13,039	8,402	12,171	$79,646
Collectively evaluated for impairment	284,021	328,616	48,326	188,393	849,356
Purchased impaired	—	—	12,397	—	12,397
Allocated	$330,055	341,655	69,125	200,564	941,399
Unallocated					78,045
Total					$1,019,444

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
March 31, 2019
Individually evaluated for impairment	$292,692	256,996	218,144	62,036	$829,868
Collectively evaluated for impairment	22,797,512	34,422,440	16,284,500	14,026,780	87,531,232
Purchased impaired	—	11,494	267,289	—	278,783
Total	$23,090,204	34,690,930	16,769,933	14,088,816	$88,639,883
December 31, 2018
Individually evaluated for impairment	$258,985	254,476	220,140	62,850	$796,451
Collectively evaluated for impairment	22,718,991	34,098,670	16,641,411	13,907,649	87,366,721
Purchased impaired	—	10,410	292,895	—	303,305
Total	$22,977,976	34,363,556	17,154,446	13,970,499	$88,466,477

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month periods ended March 31, 2019 and 2018:

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Combination of Concession Types	Total
Three Months Ended March 31, 2019	(Dollars in thousands)

Commercial, financial, leasing, etc.	65	$30,615	$6,474	$—	$24,270	$30,744
Real estate:
Commercial	15	9,241	987	—	7,967	8,954
Residential builder and developer	2	1,330	1,068	—	—	1,068
Other commercial construction	1	418	—	—	366	366
Residential	17	3,816	1,751	—	2,273	4,024
Residential — limited documentation	1	236	239	—	—	239
Consumer:
Home equity lines and loans	7	476	37	—	454	491
Recreational finance	4	88	88	—	—	88
Automobile	20	317	280	—	37	317
Total	132	$46,537	$10,924	$—	$35,367	$46,291

Three Months Ended March 31, 2018

Commercial, financial, leasing, etc.	56	$47,994	$35,673	$624	$13,047	$49,344
Real estate:
Commercial	20	6,780	5,824	—	927	6,751
Other commercial construction	1	752	746	—	—	746
Residential	47	12,636	6,945	—	6,902	13,847
Residential — limited documentation	2	295	267	—	118	385
Consumer:
Home equity lines and loans	14	1,348	4	—	1,348	1,352
Recreational finance	2	49	49	—	—	49
Automobile	8	148	148	—	—	148
Total	150	$70,002	$49,656	$624	$22,342	$72,622

(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted.  Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2019 and 2018 and for which there was a subsequent payment default during the three-month periods ended March 31, 2019 and 2018, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $81 million and $77 million at March 31, 2019 and December 31, 2018, respectively.  There were $382 million and $391 million at March 31, 2019 and December 31, 2018, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at March 31, 2019, approximately 38% were classified as purchased impaired and 21% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. Certain leases contain payment schedules that are tied to variable interest rate indices.  In general, early termination options are provided if the lessee is not in default, returns the leased equipment and pays an early termination fee. Additionally, options to purchase the underlying asset by the lessee are generally at the fair market value of the equipment. Effective January 1, 2019, the Company adopted new guidance related to lease accounting published by the Financial Accounting Standards Board (“FASB”). Under the new guidance, the accounting applied by lessors is largely unchanged from previous GAAP, however, the guidance eliminates the accounting model for leveraged leases that commence after the effective date of the guidance. A summary of lease financing receivables follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,140,794	$1,155,464
Estimated residual value of leased assets	82,686	85,169
Unearned income	(106,797)	(110,458)
Investment in direct financings	1,116,683	1,130,175
Leveraged leases:
Lease payments receivable	82,841	85,007
Estimated residual value of leased assets	81,261	81,261
Unearned income	(33,273)	(33,717)
Investment in leveraged leases	130,829	132,551
Total investment in leases	$1,247,512	$1,262,726
Deferred taxes payable arising from leveraged leases	$73,808	$74,995

Included within the estimated residual value of leased assets at March 31, 2019 and December 31, 2018 were $35 million and $39 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At March 31, 2019, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Twelve-month period ending March 31:
2020	$322,403
2021	302,912
2022	220,516
2023	148,313
2024	84,610
Later years	144,881
$1,223,635

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Operating leases

The January 1, 2019 adoption of new lease accounting guidance resulted in the Company recording right-of-use assets and lease liabilities in the consolidated balance sheet for all operating leases with a term greater than twelve months.   In addition, the Company elected the practical expedients that (1) reassessment is not needed for whether any existing contracts are or contain leases, (2) reassessment of the classification of existing operating and finance leases is not required, and (3) a lease that has a term of twelve months or less is not required to apply the asset and liability recognition requirements.

The Company determines whether a contract contains a lease based on whether a contract, or a part of a contract, conveys the right to control the use of an identified asset for a period of time in exchange for consideration.  If it is determined that a contract contains a lease, the consideration in the contract is separated between lease and nonlease components (for example, taxes or common area maintenance).   In calculating the present value of the lease payments, the Company has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component.

The right-of-use assets and lease liabilities relate to banking offices and other space occupied by the Company and use of certain equipment under noncancelable operating lease agreements, which prior to the adoption of the guidance were not reflected in the consolidated balance sheet.

As of March 31, 2019, the Company reported right-of-use assets recognized as a component of “premises and equipment” and lease liabilities recognized as a component of “accrued interest and other liabilities” in the consolidated balance sheet, as follows:

March 31, 2019
(In thousands)

Right-of-use assets	$392,847
Lease liabilities	419,958

The Company’s noncancelable operating lease agreements expire at various dates over the next 23 years.  Real estate leases generally consist of fixed monthly rental payments with certain leases containing escalation clauses.  Any variable lease payments or payments for nonlease components are recognized in the consolidated statement of income as a component of “equipment and net occupancy” expense based on actual costs incurred.  Some of these real estate leases contain lessee options to extend the term.  Those options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The Company has noncancelable operating lease agreements for certain equipment related to ATMs, servers, printers and mail machines that are used in the normal course of operations.  The ATM leases are either based on the rights to a specific square footage or a license agreement whereby the Company has the right to operate an ATM in a landlord's location.  The lease terms generally contain both fixed payments and variable payments that are transaction-based. Given the transaction-based nature of the variable payments, they are excluded from the measurement of the right-of-use asset and lease liability and are recognized in the consolidated statement of income as a component of “equipment and net occupancy” expense when incurred.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Operating leases, continued

The following table presents information about the Company’s lease costs for operating leases recorded in the consolidated balance sheet, cash paid toward lease liabilities, and the weighted-average remaining term and discount rates of the operating leases.

Three Months Ended
March 31, 2019
(Dollars in thousands)
Lease cost
Operating lease cost	$24,639
Short-term lease cost	34
Variable lease cost	466
Sublease income	(1,917)
Total net lease cost	$23,222

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,410
Cash paid toward lease liabilities	25,656
Weighted-average remaining lease term	7 years
Weighted-average discount rate	3.2%

Minimum lease payments under noncancelable operating leases are summarized in the following table.  These minimum lease payments are not materially different from those reported in the 2018 Annual Report.

(In thousands)
Twelve-month period ending March 31:
2020	$93,460
2021	87,025
2022	71,369
2023	58,847
2024	41,034
Later years	111,683
Total lease payments	$463,418
Less: imputed interest	43,460
Total	$419,958

All other operating leasing activities were not material to the Company’s consolidated results of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $523 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at March 31, 2019 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

Also included in long-term borrowings are agreements to repurchase securities of $406 million and $409 million at March 31, 2019 and December 31, 2018, respectively.  The agreements reflect various repurchase dates through 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase dates.  The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $425 million and $428 million at March 31, 2019 and December 31, 2018, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Revenue from contracts with customers

A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, mortgage banking revenues, trading account and foreign exchange gains, investment securities gains, loan and letter of credit fees, income from bank-owned life insurance, and certain other revenues that are generally excluded from the scope of accounting guidance for revenue from contracts with customers.

For noninterest income revenue streams, the Company recognizes the expected amount of consideration as revenue when the performance obligations related to the services under the terms of a contract are satisfied. The Company’s contracts generally do not contain terms that necessitate significant judgment to determine the amount of revenue to recognize.

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At March 31, 2019 and December 31, 2018, the Company had $54 million and $56 million, respectively, of uncollected amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At each of March 31, 2019 and December 31, 2018, the Company had deferred revenue of $43 million related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month periods ended March 31, 2019 and 2018 that are subject to the noted accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended March 31, 2019	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$15,109	23,210	2,526	—	2	61,151	1,114	$103,112
Trust income	5	214	—	—	—	—	132,567	132,786
Brokerage services income	—	—	—	—	—	—	12,476	12,476
Other revenues from operations:
Merchant discount and credit card fees	8,882	12,092	606	—	—	3,138	420	25,138
Other	—	1,002	1,788	401	1,064	8,494	10,488	23,237
	$23,996	36,518	4,920	401	1,066	72,783	157,065	$296,749
Three Months Ended March 31, 2018

Classification in consolidated statement of income
Service charges on deposit accounts	$15,404	24,654	2,764	—	3	60,601	1,689	$105,115
Trust income	—	—	—	—	—	—	131,375	131,375
Brokerage services income	—	—	—	—	—	—	13,392	13,392
Other revenues from operations:
Merchant discount and credit card fees	7,503	12,712	554	—	—	3,388	615	24,772
Other	—	1,563	859	452	1,043	9,865	9,108	22,890
	$22,907	38,929	4,177	452	1,046	73,854	156,179	$297,544

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31
	2019	2018	2019	2018
	(In thousands)

Service cost	$4,087	5,103	200	226
Interest cost on projected benefit obligation	20,200	18,805	603	557
Expected return on plan assets	(30,600)	(30,875)	—	—
Amortization of prior service cost (credit)	125	125	(1,175)	(1,175)
Amortization of net actuarial loss (gain)	4,450	11,100	(300)	(200)
Net periodic cost (benefit)	$(1,738)	4,258	(672)	(592)

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $22.2 million and $21.3 million for the three months ended March 31, 2019 and 2018, respectively, and are included in salaries and employee benefits expense.

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended March 31
	2019	2018
	(In thousands, except per share)

Income available to common shareholders:
Net income	$482,742	352,610
Less: Preferred stock dividends (a)	(18,130)	(18,130)
Net income available to common equity	464,612	334,480
Less: Income attributable to unvested stock-based compensation awards	(2,526)	(1,732)
Net income available to common shareholders	$462,086	332,748
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	138,637	149,470
Less: Unvested stock-based compensation awards	(748)	(782)
Weighted-average shares outstanding	137,889	148,688

Basic earnings per common share	$3.35	2.24

 (a)Including impact of not as yet declared cumulative dividends.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three Months Ended March 31
	2019	2018
	(In thousands, except per share)

Net income available to common equity	$464,612	334,480
Less: Income attributable to unvested stock-based compensation awards	(2,526)	(1,731)
Net income available to common shareholders	$462,086	332,749
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	138,637	149,470
Less: Unvested stock-based compensation awards	(748)	(782)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	31	217
Adjusted weighted-average shares outstanding	137,920	148,905

Diluted earnings per common share	$3.35	2.23

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 280,818 and 237,584 common shares during the three-month periods ended March 31, 2019 and 2018, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2019	$(200,107)	(354,502)	(14,719)	$(569,328)		149,247	$(420,081)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	113,805	—	—	113,805		(29,902)	83,903
Foreign currency translation adjustment	—	—	348	348		(73)	275
Unrealized gains on cash flow hedges	—	—	54,347	54,347		(14,288)	40,059
Total other comprehensive income before reclassifications	113,805	—	54,695	168,500		(44,263)	124,237
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	928	—	—	928	(a)	(245)	683
Losses realized in net income	7	—	—	7	(b)	(2)	5
Accretion of net gain on terminated cash flow hedges	—	—	(28)	(28)	(c)	7	(21)
Net yield adjustment from cash flow hedges currently in effect	—	—	6,625	6,625	(a)	(1,742)	4,883
Amortization of prior service credit	—	(1,050)	—	(1,050)	(d)	276	(774)
Amortization of actuarial losses	—	4,150	—	4,150	(d)	(1,091)	3,059
Total other comprehensive income	114,740	3,100	61,292	179,132		(47,060)	132,072
Balance — March 31, 2019	$(85,367)	(351,402)	46,573	$(390,196)		102,187	$(288,009)

Balance — January 1, 2018	$(59,957)	(413,168)	(20,165)	$(493,290)		129,476	$(363,814)
Cumulative effect of change in accounting principle — equity securities	(22,795)	—	—	(22,795)		5,942	(16,853)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(145,457)	—	—	(145,457)		44,176	(101,281)
Foreign currency translation adjustment	—	—	1,632	1,632		(342)	1,290
Unrealized losses on cash flow hedges	—	—	(14,719)	(14,719)		3,870	(10,849)
Total other comprehensive income (loss) before reclassifications	(145,457)	—	(13,087)	(158,544)		47,704	(110,840)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	810	—	—	810	(a)	(213)	597
Accretion of net gain on terminated cash flow hedges	—	—	(28)	(28)	(c)	7	(21)
Net yield adjustment from cash flow hedges currently in effect	—	—	580	580	(a)	(152)	428
Amortization of prior service credit	—	(1,050)	—	(1,050)	(d)	276	(774)
Amortization of actuarial losses	—	10,900	—	10,900	(d)	(2,866)	8,034
Total other comprehensive income (loss)	(144,647)	9,850	(12,535)	(147,332)		44,756	(102,576)
Balance — March 31, 2018	$(227,399)	(403,318)	(32,700)	$(663,417)		180,174	$(483,243)
(a)	Included in interest income.
(b)	Included in gain (loss) on bank investment securities.
(c)	Included in interest expense.
(d)	Included in other costs of operations.

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment	Defined Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2018	$(147,526)	(261,303)	(11,252)	$(420,081)
Net gain during period	84,591	2,285	45,196	132,072
Balance — March 31, 2019	$(62,935)	(259,018)	33,944	$(288,009)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of March 31, 2019.

The net effect of interest rate swap agreements was to decrease net interest income by $13 million during the three months ended March 31, 2019 and increase net interest income by $1 million during the three months ended March 31, 2018.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
			Average Rate
	Notional	Average			Estimated Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
March 31, 2019
Fair value hedges:
Fixed rate long-term borrowings (b)	$4,450,000	2.6	2.47%	3.04%	$(4,390)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	29,750,000	1.4	2.29%	2.49%	(12,534)
Total	$34,200,000	1.6			$(16,924)
December 31, 2018
Fair value hedges:
Fixed rate long-term borrowings (b)	$4,450,000	2.8	2.47%	3.02%	$4,219
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	15,400,000	1.3	1.52%	2.35%	1,311
Total	$19,850,000	1.7			$5,530

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at March 31, 2019 and December 31, 2018 was a reduction of the estimated fair value losses on interest rate swap agreements designated as fair value hedges of $11.9 million and $54.7 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $65.7 million and $9.1 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $16.4 billion of forward-starting interest rate swap agreements that become effective in 2019, 2020 and 2021.
(d)	Includes notional amount and terms of $12.6 billion of forward-starting interest rate swap agreements that become effective in 2019 and 2020.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $43.3 billion and $42.9 billion at March 31, 2019 and December 31, 2018, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $832 million and $763 million at March 31, 2019 and December 31, 2018, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$267	$5,530	$17,191	$—
Commitments to sell real estate loans (a)	1,145	1,090	3,413	6,434
	1,412	6,620	20,604	6,434
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	8,059	9,304	626	1,592
Commitments to sell real estate loans (a)	3,687	3,702	2,843	4,535
Trading:
Interest rate contracts (b)	199,404	118,687	92,383	169,255
Foreign exchange and other option and futures contracts (b)	7,880	10,549	6,390	8,870
	219,030	142,242	102,242	184,252
Total derivatives	$220,442	$148,862	$122,846	$190,686

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at March 31, 2019 and December 31, 2018 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $88.1 million and $170.7 million, respectively, and in a liability position of $122.8 million and $49.7 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$34,180	(34,014)	$(42,390)	42,370
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$2,711		$(1,605)
Foreign exchange and other option and futures contracts (b)	1,613		2,631
Total	$4,324		$1,026

(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$4,428,645	$4,394,109	$(17,088)	$(51,102)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

The amount of gain (loss) recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $16 million and $18 million at March 31, 2019 and December 31, 2018, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties, which are subject to enforceable master netting arrangements, was $20 million and $21 million at March 31, 2019 and December 31, 2018, respectively.  The Company was required to post collateral relating to those positions of $20 million and $18 million at March 31, 2019 and December 31, 2018, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2019 was not significant. If the credit risk-related contingent features had been triggered on March 31, 2019, the Company would not have been required to post any additional collateral to counterparties.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties, which are subject to enforceable master netting arrangements, was $7 million and $18 million at March 31, 2019 and December 31, 2018, respectively.  Counterparties posted collateral relating to those positions of $3 million and $16 million at March 31, 2019 and December 31, 2018, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $71 million and $65 million at March 31, 2019 and December 31, 2018, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The amounts of those securitizations during the three-month periods ended March 31, 2019 and 2018 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2019 and December 31, 2018, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.1 billion at March 31, 2019 and December 31, 2018. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s maximum exposure to loss of its investments in such partnerships was $517 million, including $278 million of unfunded commitments, at March 31, 2019 and $523 million, including $280 million of unfunded commitments, at December 31, 2018.  Contingent commitments to provide additional capital contributions to these partnerships were not material at March 31, 2019. The Company has not provided financial or other support to the partnerships that was not contractually required.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $17 million and $13 million of its investments in qualified affordable housing projects to income tax expense during the three-month periods ended March 31, 2019 and 2018, respectively, and recognized $20 million and $16 million of tax credits and other tax benefits during those periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at March 31, 2019.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2019 and December 31, 2018 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)
March 31, 2019
Trading account assets	$276,322	$46,521	$229,801	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,139,428	—	1,139,428	—
Obligations of states and political subdivisions	1,181	—	1,181	—
Mortgage-backed securities:
Government issued or guaranteed	7,053,907	—	7,053,907	—
Privately issued	16	—	—	16
Other debt securities	131,052	—	131,052	—
	8,325,584	—	8,325,568	16
Equity securities	76,586	43,301	33,285	—
Real estate loans held for sale	344,350	—	344,350	—
Other assets (b)	13,158	—	5,099	8,059
Total assets	$9,036,000	$89,822	$8,938,103	$8,075
Trading account liabilities	$98,771	$—	$98,771	$—
Other liabilities (b)	24,073	—	23,447	626
Total liabilities	$122,844	$—	$122,218	$626

December 31, 2018
Trading account assets	$185,584	$46,018	$139,566	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,336,931	—	1,336,931	—
Obligations of states and political subdivisions	1,659	—	1,659	—
Mortgage-backed securities:
Government issued or guaranteed	7,216,991	—	7,216,991	—
Privately issued	22	—	—	22
Other debt securities	126,906	—	126,906	—
	8,682,509	—	8,682,487	22
Equity securities	93,917	71,989	21,928	—
Real estate loans held for sale	551,697	—	551,697	—
Other assets (b)	19,626	—	10,322	9,304
Total assets	$9,533,333	$118,007	$9,406,000	$9,326
Trading account liabilities	$178,125	$—	$178,125	$—
Other liabilities (b)	12,561	—	10,969	1,592
Total liabilities	$190,686	$—	$189,094	$1,592

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019 and the year ended December 31, 2018.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2019 and 2018 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2019	(In thousands)

Balance — January 1, 2019	$22	7,712
Total gains (losses) realized/unrealized:
Included in earnings	—	16,546	(b)
Settlements	(6)	—
Transfers out of Level 3 (a)	—	(16,825)	(c)
Balance — March 31, 2019	$16	7,433
Changes in unrealized gains included in earnings related to assets still held at March 31, 2019	$—	8,525	(b)

2018

Balance — January 1, 2018	$28	8,303
Total gains (losses) realized/unrealized:
Included in earnings	—	8,130	(b)
Settlements	(1)	—
Transfers out of Level 3 (a)	—	(7,673)	(c)
Balance — March 31, 2018	$27	8,760
Changes in unrealized gains included in earnings related to assets still held at March 31, 2018	$—	8,778	(b)

(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

  The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were in the range of 15% to 90% at March 31, 2019.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $199 million at March 31, 2019 ($121 million and $78 million of which were classified as Level 2 and Level 3, respectively), $268 million at December 31, 2018 ($120 million and $148 million of which were classified as Level 2 and Level 3, respectively) and $178 million at March 31, 2018 ($97 million and $81 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2019 and 2018 were decreases of $20 million and $27 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $9 million and $19 million at March 31, 2019 and 2018, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2019 and 2018.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at March 31, 2019 and December 31, 2018:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
March 31, 2019
Recurring fair value measurements
Privately issued mortgage-backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	7,433	Discounted cash flow	Commitment expirations	0%-94% (17%)

December 31, 2018
Recurring fair value measurements
Privately issued mortgage-backed securities	$22	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	7,712	Discounted cash flow	Commitment expirations	0%-95% (13%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,267,260	1,267,260	1,194,318	72,942	—
Interest-bearing deposits at banks	7,602,897	7,602,897	—	7,602,897	—
Trading account assets	276,322	276,322	46,521	229,801	—
Investment securities	12,536,840	12,521,737	43,301	12,378,816	99,620
Loans and leases:
Commercial loans and leases	23,090,204	22,755,670	—	—	22,755,670
Commercial real estate loans	34,690,930	34,424,612	—	166,019	34,258,593
Residential real estate loans	16,769,933	16,764,418	—	3,877,095	12,887,323
Consumer loans	14,088,816	14,018,581	—	—	14,018,581
Allowance for credit losses	(1,019,337)	—	—	—	—
Loans and leases, net	87,620,546	87,963,281	—	4,043,114	83,920,167
Accrued interest receivable	374,084	374,084	—	374,084	—
Financial liabilities:
Noninterest-bearing deposits	$(29,966,753)	(29,966,753)	—	(29,966,753)	—
Savings and interest-checking deposits	(52,932,297)	(52,932,297)	—	(52,932,297)	—
Time deposits	(6,501,509)	(6,598,274)	—	(6,598,274)	—
Deposits at Cayman Islands office	(1,069,191)	(1,069,191)	—	(1,069,191)	—
Short-term borrowings	(3,602,566)	(3,602,566)	—	(3,602,566)	—
Long-term borrowings	(8,476,024)	(8,511,141)	—	(8,511,141)	—
Accrued interest payable	(80,322)	(80,322)	—	(80,322)	—
Trading account liabilities	(98,771)	(98,771)	—	(98,771)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$7,433	7,433	—	—	7,433
Commitments to sell real estate loans	(1,424)	(1,424)	—	(1,424)	—
Other credit-related commitments	(126,811)	(126,811)	—	—	(126,811)
Interest rate swap agreements used for interest rate risk management	(16,924)	(16,924)	—	(16,924)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,605,439	1,605,439	1,528,302	77,137	—
Interest-bearing deposits at banks	8,105,197	8,105,197	—	8,105,197	—
Trading account assets	185,584	185,584	46,018	139,566	—
Investment securities	12,692,813	12,631,656	71,989	12,456,467	103,200
Loans and leases:
Commercial loans and leases	22,977,976	22,587,387	—	—	22,587,387
Commercial real estate loans	34,363,556	33,832,558	—	346,775	33,485,783
Residential real estate loans	17,154,446	16,974,545	—	3,920,447	13,054,098
Consumer loans	13,970,499	13,819,545	—	—	13,819,545
Allowance for credit losses	(1,019,444)	—	—	—	—
Loans and leases, net	87,447,033	87,214,035	—	4,267,222	82,946,813
Accrued interest receivable	353,965	353,965	—	353,965	—
Financial liabilities:
Noninterest-bearing deposits	$(32,256,668)	(32,256,668)	—	(32,256,668)	—
Savings and interest-checking deposits	(50,963,744)	(50,963,744)	—	(50,963,744)	—
Time deposits	(6,124,254)	(6,201,957)	—	(6,201,957)	—
Deposits at Cayman Islands office	(811,906)	(811,906)	—	(811,906)	—
Short-term borrowings	(4,398,378)	(4,398,378)	—	(4,398,378)	—
Long-term borrowings	(8,444,914)	(8,385,289)	—	(8,385,289)	—
Accrued interest payable	(95,274)	(95,274)	—	(95,274)	—
Trading account liabilities	(178,125)	(178,125)	—	(178,125)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$7,712	7,712	—	—	7,712
Commitments to sell real estate loans	(6,177)	(6,177)	—	(6,177)	—
Other credit-related commitments	(131,688)	(131,688)	—	—	(131,688)
Interest rate swap agreements used for interest rate risk management	5,530	5,530	—	5,530	—

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

	March 31,	December 31,
	2019	2018
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,529,111	5,484,197
Commercial real estate loans to be sold	199,722	229,401
Other commercial real estate	7,331,360	7,556,722
Residential real estate loans to be sold	314,402	245,211
Other residential real estate	277,708	219,351
Commercial and other	14,900,142	14,363,803
Standby letters of credit	2,246,864	2,326,991
Commercial letters of credit	59,464	55,808
Financial guarantees and indemnification contracts	3,703,612	3,529,136
Commitments to sell real estate loans	746,307	940,692

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $8.7 billion and $8.6 billion at March 31, 2019 and December 31, 2018, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.   Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party.  The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.5 billion and $3.4 billion at March 31, 2019 and December 31, 2018, respectively.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation.  When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans.  The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers.  The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2019, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

As previously disclosed, Wilmington Trust Corporation, a wholly-owned subsidiary of M&T, was the subject of a class action lawsuit alleging that Wilmington Trust Corporation’s financial reporting and securities filings prior to its acquisition by M&T in 2011 were in violation of securities laws.  In April 2018, the parties reached an agreement in principle and a formal settlement agreement was executed and filed with the court later in the second quarter of 2018.  The proposed settlement was preliminarily approved by the court in July 2018.   In the first quarter of 2018, the Company increased its reserve for litigation matters in anticipation of the settlement.  The settlement amount of $200 million was paid, pursuant to the settlement agreement, during the third quarter of 2018. The settlement agreement was approved by the court in the fourth quarter of 2018.

Wilmington Trust, N.A., a wholly owned bank subsidiary of M&T, provides retirement services, including serving in certain trustee roles relating to Employee Stock Ownership Plans (“ESOPs”).  Beginning in 2010, the U.S. Department of Labor (“DOL”) announced that it would increase its focus on ESOP transactions, particularly with regard to valuation issues relating to ESOP transactions.  Beginning in late 2013, Wilmington Trust, N.A. began receiving requests for information and subpoenas relating to certain ESOP transactions for which it acted as trustee.  In June 2016, Wilmington Trust, N.A. received a DOL subpoena seeking information on its global ESOP trustee business. In addition to these investigations, the DOL has commenced three lawsuits against Wilmington Trust, N.A. relating to its role as trustee of three ESOP transactions. Wilmington Trust, N.A. has also been named as a defendant in four private party lawsuits relating to its role as trustee for four ESOP transactions.  Under applicable transaction documents, Wilmington Trust, N.A. may be entitled to indemnification by the ESOP Plan Sponsors.  The DOL investigations of Wilmington Trust, N.A. and the private party lawsuits could result in civil proceedings, damages, resolutions or settlements, including, among other things, enforcement actions, which could seek or result in damages and/or fines, penalties, restitution, injunctions, enforcement efforts, reputational damage or additional costs and expenses.

M&T and its subsidiaries are subject in the normal course of business to various other pending and threatened legal proceedings and matters in which claims for monetary damages are asserted.  On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  The Company increased its recorded liability for legal-related matters by $50 million and $135 million during the three months ended March 31, 2019 and 2018, respectively.  To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was estimated to be between $0 and $100 million as of March 31, 2019.  Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements in the 2018 Annual Report.  The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP.  As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions.  Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

Information about the Company's segments is presented in the following table:

	Three Months Ended March 31
	2019			2018
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$139,322	856	43,271	$127,884	918	37,718
Commercial Banking	267,490	840	132,218	266,396	850	125,465
Commercial Real Estate	219,173	354	117,498	202,607	340	108,303
Discretionary Portfolio	63,917	(9,299)	39,172	50,038	(10,832)	19,739
Residential Mortgage Banking	83,761	14,514	12,941	82,458	15,421	14,946
Retail Banking	430,891	2,511	145,066	393,476	2,865	123,380
All Other	346,271	(9,776)	(7,424)	311,354	(9,562)	(76,941)
Total	$1,550,825	—	482,742	$1,434,213	—	352,610

	Average Total Assets
	Three Months Ended March 31		Year Ended December 31
	2019	2018	2018
	(In millions)

Business Banking	$5,702	5,681	5,631
Commercial Banking	27,858	26,482	26,626
Commercial Real Estate	23,572	22,811	22,885
Discretionary Portfolio	30,341	34,095	32,123
Residential Mortgage Banking	2,071	2,278	2,161
Retail Banking	14,403	13,377	13,656
All Other	12,892	12,960	13,877
Total	$116,839	117,684	116,959

(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $5,967,000 and $4,809,000 for the three-month periods ended March 31, 2019 and 2018, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting.  That investment had no remaining carrying value at March 31, 2019 as a result of cumulative losses recognized and cash distributions received in prior years.  Income recognized by M&T is included in other revenues from operations and totaled $37 million and $23 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $2.5 billion at each of March 31, 2019 and December 31, 2018. Revenues from those servicing rights were $3 million and $4 million for the three-month periods ended March 31, 2019 and 2018, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $54.9 billion and $56.8 billion at March 31, 2019 and December 31, 2018, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $28 million and $30 million for the three-month periods ended March 31, 2019 and 2018, respectively, In addition, the Company held $108 million and $113 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2019 and December 31, 2018, respectively, that were securitized by Bayview Financial. At March 31, 2019, the Company held $94 million of Bayview Financial’s $738 million syndicated loan facility.  On January 31, 2019, the Company and Bayview Financial entered into an arrangement whereby the Company would add approximately $7.9 billion to its residential mortgage loan sub-servicing portfolio, effective April 2, 2019.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments

The following table provides a description of accounting standards that were adopted by the Company in 2019 as well as standards that are not effective that could have an impact to M&T’s consolidated financial statements upon adoption.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2019
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

January 1, 2019 Early adoption permitted

The Company adopted the guidance on January 1, 2019 and applied the guidance retrospectively at the beginning of the period of adoption. The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements which prior to the adoption of the guidance were not reflected in its consolidated balance sheet.  Upon adoption, the Company recognized a right-of-use asset of $394 million and increased liabilities by $399 million as a result of recognizing lease liabilities in its consolidated balance sheet.  The new guidance did not have a material impact on the Company’s consolidated statement of income.

Premium Amortization on Purchased Callable Debt Securities

The amended guidance requires the premium on callable debt securities to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

January 1, 2019 Early adoption permitted

The Company adopted the amended guidance effective January 1, 2019 and applied the modified retrospective approach for reporting purposes. The adoption did not have a material effect on the Company’s consolidated financial position nor on its results of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of March 31, 2019
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

January 1, 2020 Early adoption permitted as of January 1, 2019

The Company is continuing the  development of  its approach for determining expected credit losses under the new guidance.  The Company has a cross-functional implementation team working on model development, model validation, and development of a qualitative framework, data sourcing, and technology enhancements. The Company expects that the new guidance will result in an increase in its allowance for credit losses as a result of considering credit losses over the expected life of its loan portfolios, in particular its consumer and residential real estate loan portfolios.  Increases in the level of allowances will reflect new requirements to include the nonaccretable principal difference on purchased credit impaired loans and estimated credit losses on investment securities classified as held-to-maturity, if any.  The expected changes to the allowance for credit losses and the impact to the Company’s financial statements are still to be determined. The amount of the change will be affected by economic conditions, reasonable forecasts of such conditions and the composition of the Company’s portfolio as of the date of adoption.

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
Standards Not Yet Adopted as of March 31, 2019
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
Standards Not Yet Adopted as of March 31, 2019
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

Overview

Net income for M&T Bank Corporation (“M&T”) in the first quarter of 2019 was $483 million or $3.35 of diluted earnings per common share, compared with $353 million or $2.23 of diluted earnings per common share in the year-earlier quarter. During the fourth quarter of 2018, net income and diluted earnings per common share were $546 million and $3.76, respectively.  Basic earnings per common share were $3.35 in the recent quarter, compared with $2.24 and $3.76 in the first and fourth quarters of 2018, respectively. The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the first quarter of 2019 was 1.68%, compared with 1.22% in the year-earlier quarter and 1.84% in the final quarter of 2018.  The annualized rate of return on average common shareholders’ equity was 13.14% in the recent quarter, compared with 9.15% in the similar 2018 quarter and 14.80% in 2018’s fourth quarter.

During the first quarter of 2019, the Company increased its reserve for legal matters by $50 million in conjunction with matters associated with a subsidiary’s role as trustee of Employee Stock Ownership Plans in its Institutional Client Services business. That increase, on an after-tax basis, reduced net income in the recent quarter by $37 million, or $.27 of diluted earnings per common share. Also during the recent quarter, M&T realized $37 million of distributed income from Bayview Lending Group LLC (“BLG”), increasing net income in the quarter by $28 million, or $.20 of diluted earnings per common share.

As of March 31, 2018, the Company increased its reserve for legal matters by $135 million in anticipation of the settlement of a civil litigation matter by a wholly-owned subsidiary of M&T, Wilmington Trust Corporation (“WT Corp.”), that related to periods prior to the acquisition of WT Corp. by M&T. The increase, on an after-tax basis, reduced net income by $102 million or $.68 of diluted earnings per common share in the initial quarter of 2018. That matter received final court approval and is now settled. Additionally, M&T realized $23 million of income from a distribution by BLG during 2018’s first quarter, increasing net income in that quarter by $17 million, or $.11 of diluted earnings per common share.  Legal-related accruals and income from BLG were not significant in the fourth quarter of 2018.

In the fourth quarter 2018, M&T received approval from the Internal Revenue Service to change its tax return treatment for certain loan fees retroactive to 2017.  Given the reduction in Federal income tax rates resulting from the Tax Cuts and Jobs Act (“the Tax Act”) that was enacted on December 22, 2017, that change in treatment resulted in a $15 million reduction of income tax expense in 2018’s fourth quarter.  Following receipt of the approval, the Company increased its fourth quarter contribution to The M&T Charitable Foundation to $20 million that, after applicable tax effect, reduced net income by $15 million.  There were no similar items in the first quarter of 2019 or 2018.

Effective January 1, 2019, the Company adopted new accounting guidance for leases.  The new guidance requires lessees to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months.  The accounting applied by lessors is largely unchanged, however, the guidance eliminates the accounting model for leveraged leases that commence after December 31, 2018.  The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements which, prior to January 1, 2019, were not reflected in its consolidated balance sheet.  As of January 1, 2019, the Company recorded right-of-use assets of $394 million and increased lease liabilities of $399 million in its consolidated balance sheet.  The adoption of the new guidance did not have a material impact on the consolidated statement of income for the three-month period ended March 31, 2019.  For additional information on leases, see notes 3 and 4 of Notes to Financial Statements.

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

Net operating income aggregated $486 million in the first quarter of 2019, compared with $357 million in the year-earlier quarter.  Diluted net operating earnings per common share for the first three months of 2019 were $3.38, compared with $2.26 in the initial 2018 quarter. Net operating income and diluted net operating earnings per common share were $550 million and $3.79, respectively, in the fourth quarter of 2018.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.76%, compared with 1.28% and 1.93% in the first and fourth quarters of 2018. Net operating income represented an annualized return on average tangible common equity of 19.56% in the recent quarter, compared with 13.51% in the similar quarter of 2018 and 22.16% in the final 2018 quarter.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $1.06 billion in the first quarter of 2019, up 8% from $980 million in the initial quarter of 2018. That growth resulted predominantly from a widening of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 4.04% in the recent quarter from 3.71% in the first quarter of 2018.  The improvement in the net interest margin was largely the result of the higher interest rate environment due to actions initiated by the Federal Reserve to raise its target Federal funds rate in .25% increments four times during 2018.  The impact of the recent quarter’s expansion of the net interest margin on net interest income was partially offset by a decline in average earning assets of $1.1 billion as compared with the first three months of 2018, reflecting reduced holdings of mortgage-backed securities and residential mortgage loans. Taxable-equivalent net interest income in the recent quarter declined $9 million, or 1%, from the fourth quarter of 2018.  A 12 basis point (hundredths of one percent) widening of the net interest margin from 3.92% in the fourth quarter of 2018 was offset by a decline in average earning assets of $1.7 billion. That decline resulted from lower interest-bearing deposits at banks of $2.8 billion offset, in part, by higher average loan and lease balances of $1.2 billion.

Average loans and leases totaled $88.5 billion in the recent quarter, up $710 million from $87.8 billion in the first quarter of 2018.  Commercial loans and leases averaged $23.0 billion in the first quarter of 2019, $1.5 billion or 7% higher than in the year-earlier quarter.  Average commercial real estate loans were $34.5 billion in the recent quarter, up $872 million, or 3%, from $33.7 billion in the initial quarter of 2018.  Included in average commercial real estate loans in the first quarters of 2019 and 2018 were loans held for sale of $280 million and $120 million, respectively.  Reflecting ongoing repayments of loans obtained in the 2015 acquisition of Hudson City Bancorp, Inc. (“Hudson City”), average residential real estate loans declined $2.3 billion or 12% to $16.9 billion in the first three months of 2019 from $19.3 billion in the year-earlier quarter.  Included in average residential real estate loans were loans held for sale of $166 million in the recent quarter and $300 million in the first quarter of 2018.  Consumer loans averaged $14.0 billion in the first quarter of 2019, up $710 million, or 5%, from $13.3 billion in the initial 2018 quarter, predominantly due to growth in average recreational finance (consisting predominantly of loans secured by recreational vehicles and boats) and automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the first quarter of 2019 increased $1.2 billion, or 1%, from $87.3 billion in the fourth quarter of 2018.  Average commercial loan and lease balances in the recent quarter were up $634 million, or 3%, from $22.4 billion in the fourth quarter of 2018.  Average commercial real estate loans in the first quarter of 2019 increased $938 million, or 3%, from $33.6 billion in the fourth quarter of 2018.  Commercial real estate loans held for sale averaged $252 million in the fourth quarter of 2018.  Average balances of residential real estate loans in the initial 2019 quarter declined $482 million, or 3%, from $17.4 billion in the fourth quarter of 2018, reflecting the continued pay down of loans obtained in the acquisition of Hudson City.  Residential real estate loans held for sale averaged $229 million in the final 2018 quarter.  Average consumer loans in the recent quarter increased $86 million, or 1%, from $13.9 billion in 2018’s fourth quarter.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2019	2018	2018
	(In millions)

Commercial, financial, etc.	$23,010	7%	3%
Real estate — commercial	34,524	3	3
Real estate — consumer	16,939	(12)	(3)
Consumer
Home equity lines and loans	4,799	(8)	(2)
Recreational finance	4,198	26	3
Automobile	3,684	3	1
Other	1,323	13	2
Total consumer	14,004	5	1
Total	$88,477	1%	1%

The investment securities portfolio is largely comprised of residential mortgage-backed securities and shorter-term U.S. Treasury and federal agency notes.  When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments.  The investment securities portfolio averaged $12.9 billion in the first quarter of 2019, down $1.5 billion, or 10%, from $14.5 billion in the year-earlier quarter and $86 million lower than the $13.0 billion averaged in the fourth quarter of 2018.  The lower average balances in the two most recent quarters as compared with the first quarter of 2018 reflect maturities and pay downs of mortgage-backed securities.  During the recent quarter, the Company purchased $500 million of U.S. Treasury notes.  There were no significant purchases of investment securities during the first or fourth quarters of 2018.

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income.  Net unrealized gains on such equity securities during the first quarter of 2019 were $12 million, compared with net unrealized losses of $9 million during the first quarter of 2018 and net unrealized gains of $4 million in the final 2018 quarter.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. There were no significant sales of investment securities during the three-month periods ended March 31, 2019, March 31, 2018 or December 31, 2018. The amounts of investment securities held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the first quarters of 2019 or 2018 or in the final 2018 quarter. Based on management’s assessment of future cash flows associated with individual investment securities as of March 31, 2019, the Company concluded that declines in value below amortized cost associated with individual investment securities were temporary in nature.  A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 2 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold.  Those other earning assets in the aggregate averaged $4.7 billion in the recently completed quarter, compared with $5.0 billion in the first quarter of 2018 and $7.4 billion in the final quarter of 2018.  Interest-bearing deposits at banks averaged $4.6 billion, $4.9 billion and $7.4 billion during the three-month periods ended March 31, 2019, March 31, 2018 and December 31, 2018, respectively. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.

As a result of the changes described herein, average earning assets totaled $106.1 billion in the most recent quarter, compared with $107.2 billion in the initial 2018 quarter and $107.8 billion in the fourth quarter of 2018.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $84.8 billion in the first quarter of 2019, compared with $88.9 billion in the year-earlier quarter and $86.9 billion in the final quarter of 2018.  The decline in average core deposits in the recent quarter from the first quarter of 2018 reflected lower balances of noninterest-bearing deposits, including trust and commercial customer deposits, and savings and interest-checking deposits, including escrow deposits.  As compared with the 2018’s fourth quarter, the most significant factor contributing to the lower average core deposits in the recent quarter was a $2.3 billion decline in noninterest-bearing deposits, due in part to lower average balances of trust customer deposits.  The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2019	2018	2018
	(In millions)

Savings and interest-checking deposits	$49,224	(4)%	—%
Time deposits	5,302	(6)	3
Noninterest-bearing deposits	30,315	(5)	(7)
Total	$84,841	(5)%	(2)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $1.0 billion in the recent quarter, compared with $605 million in the first quarter of 2018 and $821 million in the fourth 2018 quarter.  The increases in such deposits since the first quarter of 2018 were predominantly the result of the higher interest rate environment and customers’ desire to earn a higher return on their deposits.  Cayman Islands office deposits averaged $972 million, $248 million and $693 million for the quarters ended March 31, 2019, March 31, 2018 and December 31, 2018, respectively.  The increases in such deposits from the first and fourth quarters of 2018 to the recent quarter were the result of customers’ desire to sweep their deposit balances into higher earning products.  The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $2.9 billion, $1.3 billion and $2.7 billion during the first quarter of 2019, the corresponding 2018 quarter and the fourth quarter of 2018, respectively.  Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less.  Average short-term borrowings totaled $1.1 billion in the initial 2019 quarter, compared with $280 million in the year-earlier quarter and $315 million in the final quarter of 2018.  Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $320 million and $141 million in the first quarters of 2019 and 2018, respectively, and $166 million in the last three months of 2018.  Overnight federal funds borrowings totaled $3.4 billion at March 31, 2019, $177 million at March 31, 2018 and $137 million at December 31, 2018. Short-term borrowings from Federal Home Loan Banks averaged $718 million in the recent quarter, $87 million in the first quarter of 2018 and $85 million in the fourth quarter of 2018. In general, the higher borrowings were entered into to help ensure compliance with Liquidity Coverage Ratio (“LCR”) requirements and for other liquidity purposes.  The LCR requirements are intended to ensure that banks hold a sufficient amount of “high quality liquid assets” to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. For additional information concerning the LCR rules, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2018 under the heading “Liquidity.”

Long-term borrowings averaged $8.5 billion in the recent quarter, compared with $8.6 billion and $9.2 billion in the first and fourth quarters of 2018, respectively.  Average balances of outstanding senior unsecured notes were $5.5 billion during each of the three-month periods ended March 31, 2019 and March 31, 2018 and $6.3 billion during the quarter ended December 31, 2018. In December 2018, M&T Bank, the principal bank subsidiary of M&T, redeemed $750 million of fixed rate senior notes that were due to mature on January 31, 2019.  Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York and Pittsburgh of $576 million in the recent quarter and $577 million during each of the first and fourth quarters of 2018. Subordinated capital notes included in long-term borrowings averaged $1.4 billion in each of the three-month periods ended March 31, 2019 and December 31, 2018 and $1.6 billion in the three-month period ended March 31, 2018.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $522 million in each of the three-month periods ended March 31, 2019 and December 31, 2018 and $520 million during the initial three months of 2018. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.  Long-term borrowings also included agreements to repurchase securities, which averaged $408 million in the first quarter of 2019, $420 million in the year-earlier quarter and $411 million in the fourth quarter of 2018.  The repurchase agreements held at March 31, 2019 totaled $406 million and have various repurchase dates through 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase dates.

Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.67% in the recent quarter, compared with 3.47% in the initial 2018 quarter.  The yield on earning assets during the first three months of 2019 was 4.71%, up 60 basis points from 4.11% in the year-earlier period, while the rate paid on interest-bearing liabilities increased 40 basis points to 1.04% in the recent quarter from .64% in the corresponding 2018 period.  In the fourth quarter of 2018, the net interest spread was 3.57%, the yield on earning assets was 4.51% and the rate paid on interest-bearing liabilities was .94%.  The widening of the net interest spread in each comparison was largely due to the effect of increases in short-term interest rates initiated by the Federal Reserve during 2017 and 2018 that contributed to higher yields on loans and leases.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $37.1 billion in the first three months of 2019, compared with $39.3 billion in the initial 2018 quarter and $39.8 billion in the fourth quarter of 2018.  The decrease in average net interest-free funds in the most recent quarter as compared with the first and fourth quarters of 2018 reflects lower average balances of noninterest-bearing deposits.  Those deposits averaged $30.3 billion, $32.0 billion and $32.6 billion in the quarters ended March 31, 2019, March 31, 2018 and December 31, 2018, respectively.  The decline in such balances in the recent quarter as compared with the first and fourth quarters of 2018 was due to lower levels of deposits of commercial and trust customers.  Shareholders’ equity averaged $15.6 billion during the three-month period ended March 31, 2019, $16.1 billion during the three-month period ended March 31, 2018 and $15.4 billion during the three-month period ended December 31, 2018.  Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of the two most recent quarters, compared with $4.7 billion in the quarter ended March 31, 2018. The cash surrender value of bank owned life insurance averaged $1.8 billion in each of the three-month periods ended March 31, 2019, March 31, 2018 and December 31, 2018.  Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .37% in the first quarter of 2019, compared with .24% and .35% in the first quarter of 2018 and fourth quarter of 2018, respectively. The increased contribution of net interest-free funds to net interest margin in the two most recent quarters as compared with the initial 2018 quarter reflects the higher rates on interest-bearing liabilities used to value net interest-free funds.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 4.04% in the first quarter of 2019, compared with 3.71% in the similar  2018 period and 3.92% in the final quarter of 2018.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $17.8 billion (excluding $16.4 billion of forward-starting swap agreements) at March 31, 2019, $7.6 billion (excluding $2.0 billion of forward-starting swap agreements) at March 31, 2018 and $7.3 billion (excluding $12.6 billion of forward-starting swap agreements) at December 31, 2018. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Interest rate swap agreements with notional amounts of $13.4 billion at March 31, 2019 and $2.85 billion at March 31, 2018 and December 31, 2018 were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans.  At March 31, 2019, March 31, 2018 and December 31, 2018, interest rate swap agreements with notional amounts of $4.45 billion, $4.7 billion and $4.45 billion, respectively, were serving as fair value hedges of fixed rate long-term borrowings.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended March 31, 2019, March 31, 2018 and December, 2018 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 10 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.33% and 2.63%, respectively, at March 31, 2019.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended March 31
.	2019		2018
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(6,625)	(.03)%	$(580)	—%
Interest expense	6,385	.04	(1,529)	(.01)
Net interest income/margin	$(13,010)	(.05)%	$949	.01%
Average notional amount (c)	$12,662,778		$7,631,667
Rate received (b)		2.28%		2.04%
Rate paid (b)		2.69%		1.99%

(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the period.

In addition to interest rate swap agreements, the Company has entered into interest rate floor agreements that are accounted for in the trading account rather than as hedging instruments but, nevertheless, provide the Company with protection against the possibility of future declines in interest rates on earning assets.  At each of March 31, 2019, March 31, 2018 and December 31, 2018, outstanding notional amounts of such agreements totaled $15.6 billion. The fair value of those interest rate floor agreements was $1.4 million at March 31, 2019, $6.5 million at March 31, 2018 and $1.9 million at December 31, 2018 and was included in trading account assets in the consolidated balance sheet.  Changes in the fair value of those agreements are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk.  Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The most significant source of funding for the Company is deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others.  The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings.  M&T’s bank subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities.  The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes.  The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios.  The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital.  At March 31, 2019 and December 31, 2018, long-term borrowings aggregated $8.5 billion and $8.4 billion, respectively.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from other banks and financial institutions.  Short-term federal funds borrowings were $3.4 billion, $177 million and $137 million at March 31, 2019, March 31, 2018 and December 31, 2018, respectively.  In general, those borrowings were unsecured and matured on the next business day.  The increase at the recent quarter-end as compared with March 31, 2018 and December 31, 2018 represented borrowings associated with the Company’s management of its liquidity position, including compliance with LCR requirements.  Cayman Islands office deposits are generally used to satisfy customer demand via a deposit sweep product, and may also be used as an alternative to short-term borrowings.  Cayman Islands office deposits totaled

$1.1 billion at March 31, 2019, $278 million at March 31, 2018 and $812 million at December 31, 2018.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $2.8 billion at March 31, 2019, $1.3 billion at March 31, 2018 and $3.0 billion at December 31, 2018.  Brokered time deposits were not a significant source of funding as of those dates.

The Company’s ability to obtain funding from these sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to a disruption in the financial markets.  The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels.  Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at March 31, 2019 or December 31, 2018.  The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $756 million at March 31, 2019, compared with $1.0 billion at March 31, 2018 and $793 million at December 31, 2018.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at March 31, 2019 approximately $567 million was available for payment of dividends to M&T from bank subsidiaries.  M&T also may obtain funding through long-term borrowings.  Outstanding senior notes of M&T at March 31, 2019 and December 31, 2018 were $761 million and $756 million, respectively.  Junior subordinated debentures of M&T associated with trust preferred securities outstanding at March 31, 2019 and December 31, 2018 totaled $523 million and $522 million, respectively.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At March 31, 2019, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $17.8 billion.  In addition, the Company has entered into $16.4 billion of forward-starting interest rate swap agreements that will become effective as other swap agreements mature.

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

The accompanying table as of March 31, 2019 and December 31, 2018 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	March 31, 2019	December 31, 2018
	(In thousands)

+200 basis points	$(17,911)	37,513
+100 basis points	5,430	36,727
-100 basis points	(74,346)	(114,307)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income.  The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities.  In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario.  In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain positive on all points of the yield curve.  The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The sensitivity of net interest income to changes in interest rates has lessened as of March 31, 2019 as compared with the December 31, 2018 as the Company has entered into interest rate swap agreements to mitigate exposure to declining interest rates.  The Company has also entered into interest rate floor agreements that are included in the trading account.  Such floor agreements provide the Company with protection against the possibility of future declines in interest rates on its earning assets.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets.  That impact is most notable on the values assigned to some of the Company’s investment securities. Information about the fair valuation of investment securities is presented herein under the heading “Capital” and in notes 2 and 12 of Notes to Financial Statements.

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $43.3 billion at March 31, 2019, $39.5 billion at March 31, 2018 and $42.9 billion at December 31, 2018. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $832 million at March 31, 2019, compared with $538 million at March 31, 2018 and $763 million at December 31, 2018.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet were $276 million and $99 million, respectively, at March 31, 2019 and $186 million and $178 million, respectively, at December 31, 2018.  The fair value asset and liability amounts at March 31, 2019 have been reduced by contractual settlements of $88 million and $123 million, respectively, and at December 31, 2018 have been reduced by contractual settlements of $171 million and $50 million, respectively.  Included in trading account assets were assets related to deferred compensation plans aggregating $21 million at each of March 31, 2019, March 31, 2018 and December 31, 2018.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at March 31, 2019 were $24 million of liabilities related to deferred compensation plans, compared with $26 million at March 31, 2018 and $25 million at December 31, 2018.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $26 million at March 31, 2019 and $25 million at each of March 31, 2018 and December 31, 2018.

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

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio.  A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the first quarter of 2019 was $22 million, compared with $43 million in the year-earlier quarter and $38 million in the fourth quarter of 2018.  Net charge-offs of loans were $22 million in the recent quarter, compared with $41 million and $38 million in the first and fourth quarters of 2018, respectively.  Net charge-offs as an annualized percentage of average loans and leases were .10% in the initial 2019 quarter, .19% in the similar quarter of 2018 and .17% in the final quarter of 2018.  A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	First Quarter	First Quarter	Fourth Quarter
	2019	2018	2018
	(In thousands)

Commercial, financial, leasing, etc.	$706	9,758	9,593
Real estate:
Commercial	(543)	1,143	(369)
Residential	1,542	2,844	1,988
Consumer	20,402	26,782	26,832
	$22,107	40,527	38,044
 Included in net charge-offs of consumer loans were net charge-offs of: automobile loans of $7 million in the initial quarter of 2019, $10 million in the first quarter of 2018 and $9 million in the fourth quarter of 2018; recreational finance loans of $7 million in the first quarter of 2019, $5 million in the year-earlier quarter and $6 million in the fourth quarter of 2018; and home equity loans and lines of credit secured by one-to-four family residential properties of $1 million in each of the recent quarter and final 2018 quarter and $2 million in the first quarter of 2018.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses.  Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates.  For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans.  The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet.  The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect.  The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans, including its estimates of lifetime principal losses. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances.  Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.  The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $686 million, $939 million and $727 million at March 31, 2019, March 31, 2018 and December 31, 2018, respectively.  The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of March 31, 2019 and December 31, 2018 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	March 31, 2019	December 31, 2018
	(In thousands)

Commercial, financial, leasing, etc.	$1,672	3,106
Commercial real estate	7,203	7,545
Residential real estate	24,979	25,817
Consumer	4,151	6,099
Total	$38,005	42,567

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of loans acquired in 2015 at a premium was $8.9 billion and $9.3 billion at March 31, 2019 and December 31, 2018, respectively. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount.  Rather, subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans aggregated $882 million or .99% of total loans and leases outstanding at March 31, 2019, compared with $865 million or  .99% a year earlier and $894 million or 1.01% at December 31, 2018.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $244 million, or .28% of total loans and leases at March 31, 2019, compared with $235 million or .27% at March 31, 2018 and $223 million or .25% at December 31, 2018.  Those amounts included loans guaranteed by government-related entities of $195 million, $224 million and $192 million at March 31, 2019, March 31, 2018, and December 31, 2018, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $169 million at March 31, 2019, $194 million at March 31, 2018 and $165 million at December 31, 2018.  The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments.  Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The carrying amount of such loans was $279 million at March 31, 2019 or .3% of total loans, compared with $378 million at March 31, 2018 and $303 million at December 31, 2018.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance.  Such loans aggregated $188 million, $191 million, and $179 million at March 31, 2019, March 31, 2018 and December 31, 2018, respectively.

Commercial loans and leases classified as nonaccrual totaled $246 million, $263 million and $234 million at March 31, 2019, March 31, 2018 and December 31, 2018, respectively. Commercial real estate loans in nonaccrual status aggregated $232 million, $167 million and $231 million at March 31, 2019, March 31, 2018 and December 31, 2018, respectively.  The increase in such loans at the two most recent quarter-ends compared with March 31, 2018 was due, in part, to the addition during the third quarter of 2018 of an office development project in Maryland.  Nonaccrual commercial real estate loans included construction-related loans of $24 million at March 31, 2019, $14 million at March 31, 2018 and $27 million at December 31, 2018.

Nonaccrual residential real estate loans totaled $295 million at March 31, 2019, compared with $333 million at March 31, 2018 and $318 million at December 31, 2018.  Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $85 million at each of March 31, 2019 and December 31, 2018 and $99 million at March 31, 2018.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans.  Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) aggregated $200 million at March 31, 2019, compared with $222 million at March 31, 2018 and $190 million at December 31, 2018.  A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2019 is presented in the accompanying table.

Nonaccrual consumer loans were $109 million at March 31, 2019, compared with $102 million at March 31, 2018 and $110 million at December 31, 2018.  Included in nonaccrual consumer loans at March 31, 2019, March 31, 2018 and December 31, 2018 were: automobile loans of $21 million, $21 million and $23 million, respectively; recreational finance loans of $11 million, $5 million and $11 million, respectively; and outstanding balances of home equity loans and lines of credit of $69 million, $73 million and $71 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended March 31, 2019 is presented in the accompanying table.

Information about past due and nonaccrual loans as of March 31, 2019 and December 31, 2018 is also included in note 3 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	March 31, 2019			March 31, 2019
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$4,894,449	$67,185	1.37%	$353	.03%
Pennsylvania	1,210,022	15,691	1.30	(38)	(.01)
Maryland	1,064,619	11,349	1.07	249	.10
New Jersey	3,519,576	55,734	1.58	704	.08
Other Mid-Atlantic (a)	946,702	8,263	.87	(1,338)	(.58)
Other	2,658,256	51,726	1.95	1,833	.28
Total	$14,293,624	$209,948	1.47%	$1,763	.05%
Residential construction loans:
New York	$18,156	$—	—%	$—	—%
Pennsylvania	6,361	295	4.64	—	—
Maryland	6,228	—	—	—	—
New Jersey	7,118	—	—	—	—
Other Mid-Atlantic (a)	12,665	—	—	—	—
Other	3,774	23	.61	(2)	(.22)
Total	$54,302	$318	.59%	$(2)	(.02%)
Limited documentation first mortgages:
New York	$1,063,437	$33,831	3.18%	$(98)	(.04%)
Pennsylvania	51,493	6,126	11.90	(2)	(.01)
Maryland	29,061	2,436	8.38	(1)	(.02)
New Jersey	913,130	23,570	2.58	(17)	(.01)
Other Mid-Atlantic (a)	23,430	993	4.24	(1)	(.01)
Other	341,456	17,907	5.24	(100)	(.12)
Total	$2,422,007	$84,863	3.50%	$(219)	(.04%)
First lien home equity loans and lines of credit:
New York	$1,164,393	$15,144	1.30%	$443	.15%
Pennsylvania	709,865	7,268	1.02	14	.01
Maryland	580,373	7,117	1.23	74	.05
New Jersey	62,889	959	1.52	—	—
Other Mid-Atlantic (a)	199,398	5,252	2.63	109	.22
Other	26,995	1,033	3.83	5	.08
Total	$2,743,913	$36,773	1.34%	$645	.09%
Junior lien home equity loans and lines of credit:
New York	$736,331	$15,934	2.16%	$148	.08%
Pennsylvania	274,605	2,893	1.05	242	.35
Maryland	583,932	7,851	1.34	20	.01
New Jersey	100,257	1,145	1.14	(11)	(.05)
Other Mid-Atlantic (a)	253,350	2,701	1.07	(10)	.02
Other	41,123	1,435	3.49	(157)	(1.53)
Total	$1,989,598	$31,959	1.61%	$232	.05%
Limited documentation junior lien:
New York	$588	$—	—%	$(2)	(1.21%)
Pennsylvania	274	—	—	—	—
Maryland	1,239	51	4.12	—	—
New Jersey	378	171	45.22	—	—
Other Mid-Atlantic (a)	589	76	12.91	—	—
Other	3,316	215	6.48	(4)	(.48)
Total	$6,384	$513	8.04%	$(6)	(.38%)

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $81 million at March 31, 2019, compared with $102 million at March 31, 2018 and $78 million at December 31, 2018.  Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended March 31, 2019, March 31, 2018 or December 31, 2018. At March 31, 2019, the Company’s holdings of residential real estate-related properties comprised approximately 99% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENOGIATED AND IMPAIRED LOAN DATA

	2019	2018 Quarters
	First Quarter	Fourth	Third	Second	First
	(Dollars in thousands)

Nonaccrual loans	$881,611	893,608	870,832	819,984	864,671
Real estate and other foreclosed assets	81,335	78,375	87,333	98,062	101,514
Total nonperforming assets	$962,946	971,983	958,165	918,046	966,185
Accruing loans past due 90 days or more(a)	$244,257	222,527	254,360	223,026	235,325
Government guaranteed loans included in totals above:
Nonaccrual loans	$35,481	34,667	33,570	34,870	36,618
Accruing loans past due 90 days or more	194,510	192,443	195,450	202,394	223,611
Renegotiated loans	$267,952	245,367	242,892	242,528	226,829
Acquired accruing loans past due 90 days or more(b)	$43,995	39,750	44,223	47,405	49,349
Purchased impaired loans(c):
Outstanding customer balance	$495,163	529,520	572,979	606,683	643,124
Carrying amount	278,783	303,305	325,980	352,465	378,000

Nonaccrual loans to total loans and leases, net of unearned discount	.99%	1.01%	1.00%	.93%	.99%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.09%	1.10%	1.10%	1.04%	1.10%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.28%	.25%	.29%	.25%	.27%

(a)Excludes loans acquired at a discount.  Predominantly residential real estate loans.

(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of March 31, 2019 in light of:  (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount of loan growth experienced by the Company.  While there has been general improvement in economic conditions, concerns continue to exist about the strength and sustainability of such improvements; the volatile nature of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 53% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans.  Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans totaled $3.0 billion at March 31, 2019, compared with $2.3 billion at March 31, 2018 and $2.7 billion at December 31, 2018.  The higher level of such loans at March 31, 2019 as compared with December 31, 2018 reflects, in part, the addition of outstanding loan balances to a wholesale distributor and a commercial real estate construction development company.  The increase in criticized loans from March 31, 2018 to December 31, 2018 reflects loans to three customers each operating in different industries and geographic regions, that were added to this classification in the fourth quarter of 2018. Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most criticized loans.

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

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At March 31, 2019, approximately 58% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 61% (or approximately 25% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At March 31, 2019, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $8 million, compared with $13 million at March 31, 2018 and $10 million at December 31, 2018.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2019, approximately 82% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 25% were making contractually allowed payments that do not include any repayment of principal.

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

Management believes that the allowance for credit losses at March 31, 2019 appropriately reflected credit losses inherent in the portfolio as of that date.  The allowance for credit losses totaled $1.02 billion at each of March 31, 2019, March 31, 2018 and December 31, 2018.  As a percentage of loans and leases outstanding, the allowance was 1.15% at each of March 31, 2019 and December 31, 2018 and 1.16% at March 31, 2018.  The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein.  Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods.  The ratio of the allowance for credit losses to nonaccrual loans was 116% at March 31, 2019, 118% at March, 31, 2018 and 114% at December 31, 2018.  Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $501 million in the first quarter of 2019, compared with $459 million in the year-earlier quarter and $481 million in the final 2018 quarter. The recent quarter’s improvement as compared with the first three months of 2018 reflects higher mortgage banking revenues, valuation gains on equity securities and an increase in income received from BLG.  As compared with the fourth quarter of 2018, the recent quarter’s income distribution  from BLG and higher valuation gains on equity securities were partially offset by declines in letter of credit and other credit-related fees and trading account and foreign exchange gains.

Mortgage banking revenues were  $95 million in the recent quarter, compared with $87 million in the initial quarter of 2018 and $92 million in the fourth quarter of 2018.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $66 million in the first quarter of 2019, compared with $62 million in the year-earlier quarter and $57 million in 2018’s fourth quarter. The higher residential mortgage banking revenues in the recent quarter predominantly resulted from increased servicing income.

New commitments to originate residential real estate loans to be sold were approximately $422 million in the initial quarter of 2019, compared with $625 million in the year-earlier quarter and $412 million in the final 2018 quarter. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $10 million in the first three months of 2019, $12 million in the corresponding period of 2018 and $8 million in 2018’s fourth quarter.

Loans held for sale that were secured by residential real estate aggregated $178 million at March 31, 2019, $288 million at March 31, 2018 and $205 million at December 31, 2018.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $380 million and $314 million, respectively, at March 31, 2019, compared with $522 million and $343 million, respectively, at March 31, 2018 and $364 million and $245 million, respectively, at December 31, 2018.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $8 million at each of March 31, 2019 and March 31, 2018, compared with $7 million December 31, 2018. Changes in such net unrealized gains or losses are recorded in mortgage banking revenues and resulted in a net increase in revenues of $1 million in the first quarter of 2019, compared with net decreases in revenues of $2 million in each of the first and fourth quarters of 2018.

Revenues from servicing residential real estate loans for others were $56 million in the quarter ended March 31, 2019, compared with $50 million and $49 million during the quarters ended March 31, 2018 and December 31, 2018, respectively.  Residential real estate loans serviced for others totaled $90.1 billion at March 31, 2019, $78.3 billion at March 31, 2018 and $79.1 billion at December 31, 2018. On January 31, 2019, the Company purchased servicing rights for residential real estate loans that had outstanding principal balances of $13.1 billion.  The purchase price of such servicing rights was approximately $145 million. Servicing revenues associated with that purchase realized in the first quarter of 2019 totaled $8 million. Capitalized residential mortgage servicing assets aggregated $260 million at March 31, 2019, $116 million at March 31, 2018 and $121 million at December 31, 2018.  Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $54.9 billion, $55.8 billion and $56.8 billion at March 31, 2019, March 31, 2018 and December 31, 2018, respectively. Revenues earned for sub-servicing loans totaled $28 million for each of the two most recent quarters and $30 million for the quarter ended March 31, 2018.  The Company added approximately $7.9 billion to its residential mortgage loan sub-servicing portfolio on April 2, 2019. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $29 million in the recent quarter, compared with $25 million and $35 million in the first and fourth quarters of 2018, respectively.  Included in such amounts were revenues from loan origination and sales activities of $15 million in the first quarter of 2019, $12 million in the year-earlier quarter and $19 million in the final quarter of 2018. Commercial real estate loans originated for sale to other investors were approximately $777 million in the recent quarter, compared with $518 million in the first quarter of 2018 and $916 million in the fourth quarter of 2018. Loan servicing revenues totaled $14 million in the most recent quarter, compared with $13 million in the initial 2018 quarter and $16 million in the final quarter of 2018. Capitalized commercial mortgage servicing assets were $117 million and $112 million at March 31, 2019 and 2018, respectively, and $115 million at December 31, 2018. Commercial real estate loans serviced for other investors totaled $19.2 billion at March 31, 2019, $16.3 billion a year earlier and $18.2 billion at December 31, 2018 and included $3.5 billion, $3.3 billion and $3.4 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $366 million and $200 million, respectively, at March 31, 2019, $455 million and $289 million, respectively, at March 31, 2018 and $577 million and $229 million, respectively, at December 31, 2018. Commercial real estate loans held for sale at March 31, 2019, March 31, 2018 and December 31, 2018 were $166 million, $167 million and $347 million, respectively.  The higher balance at December 31, 2018 reflects loans originated later in the fourth quarter that had not been delivered to investors.

Service charges on deposit accounts were $103 million and $105 million in the first quarters of 2019 and 2018, respectively, and $109 million in the fourth quarter of 2018.  The decline in such service charges in the recent quarter as compared with the immediately preceding quarter resulted from lower consumer service charges that were in part reflective of higher seasonal transaction volumes in 2018’s fourth quarter.

Trust income includes fees related to two significant businesses.  The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income aggregated $133 million in the first quarter of 2019, compared with $131 million in the year-earlier quarter and $135 million in the fourth quarter of 2018.  Revenues associated with the ICS business were approximately $71 million, $67 million and $72 million during the quarters ended March 31, 2019, March 31, 2018 and December 31, 2018, respectively. The higher revenues in the most recent quarter as compared with the year-earlier quarter reflect stronger sales activities. Revenues attributable to WAS totaled approximately $55 million, $61 million and $56 million for the three-month periods ended March 31, 2019, March 31, 2018 and December 31, 2018, respectively.  The lower revenues in the recent quarter as compared with the initial 2018 quarter reflected, in part, lower recurring fees due to product mix and competitive factors.  Trust assets under management were $92.9 billion, $82.9 billion and $84.9 billion at March 31, 2019, March 31, 2018 and December 31, 2018, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $11.3 billion, $10.6 billion and $10.8 billion at March 31, 2019, March 31, 2018 and December 31, 2018, respectively.  Additional trust income from investment management activities was $7 million in the most recent quarter, compared with $4 million in the first quarter of 2018 and $8 million in the fourth quarter of 2018 and includes fees earned from retail customer investment accounts and from an affiliated investment manager.  Assets managed by the affiliated manager totaled $4.5 billion at March 31, 2019, $6.7 billion at March 31, 2018 and $4.2 billion at December 31, 2018.  The Company’s trust income from that affiliate was not material during any of the quarters then-ended.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $12 million in the recent quarter, compared with $13 million in each of the first and fourth quarters of 2018.  Trading account and foreign exchange activity resulted in gains of $11 million and $5 million during the quarters ended March 31, 2019 and 2018, respectively, compared with gains of $17 million in the fourth quarter of 2018.  The increase from the year-earlier quarter was due, in part, to improved valuations on interest rate floor agreements that are not accounted for as hedging instruments but, nevertheless, provide the Company with protection against the possibility of future declines in interest rates on earnings assets. The decline from the fourth quarter of 2018 was predominantly due to decreased activity related to interest rate swap agreements executed on behalf of commercial customers.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net gains on investment securities of $12 million in the recent quarter and $4 million in the fourth quarter of 2018, compared with net losses of $9 million in the first quarter of 2018. The gains and losses represented unrealized gains and losses on investments in equity securities, largely Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations were $134 million in the first three months of 2019, compared with $126 million in the similar 2018 period and $111 million in the fourth quarter of 2018. The most significant contributor to the higher revenues in the initial 2019 quarter as compared with the 2018 periods was the $37 million of income received from BLG in the recent quarter, compared with $23 million in the year-earlier period and no similar income in the fourth quarter of 2018.  Lower letter of credit and other credit-related fees partially offset the favorable impact of the income from BLG.  Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $24 million in the recent quarter, compared with $29 million in the year-earlier quarter and $35 million in the fourth quarter of 2018.  Revenues from merchant discount and credit card fees were $27 million in the recent quarter, compared with $28 million in the year-earlier quarter and $30 million in the fourth quarter of 2018. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million in the initial 2019 quarter and $11 million in each of the first and fourth quarters of 2018. Insurance-related sales commissions and other revenues totaled $14 million in the quarter ended March 31, 2019, compared with $13 million and $12 million in 2018’s first and fourth quarters, respectively.

Other Expense

Other expense totaled $894 million in the first quarter of 2019, compared with $933 million in the year-earlier quarter and $802 million in the final 2018 quarter. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $5 million in each of the first quarter of 2019 and the fourth quarter of 2018, compared with $7 million in the first quarter of 2018. Exclusive of those nonoperating expenses, noninterest operating expenses were $889 million in the most recent quarter, compared with $927 million in the corresponding period of 2018 and $797 million in the final quarter of 2018.  The most significant factor associated with the decreased level of operating expenses in the recent quarter as compared with the year-earlier quarter was an $85 million decline in additions to the reserve for legal matters. The recent quarter’s rise in noninterest operating expenses as compared with the fourth quarter of 2018 reflected seasonally higher stock-based compensation and employee benefits expenses and the $50 million increase to the reserve for legal matters offset, in part, by lower charitable contributions. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense aggregated $499 million in 2019’s initial quarter, compared with $463 million in the year-earlier quarter and $439 million in the fourth quarter of 2018. The higher salaries and employee benefits expenses in the recent quarter as compared with the similar period in 2018 reflect the impact of merit and other increases for employees, higher incentive-based compensation and increased medical benefit expenses. The increase in salaries and employee benefits expense in the recent quarter as compared with 2018’s fourth quarter reflects seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments.  The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award.  As a result, stock-based compensation expense during the first quarters of 2019 and 2018 included $27 million and $23 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated recognition provisions of GAAP.  That acceleration had no effect on the value of stock-based compensation awarded to employees.  Salaries and employee benefits expense included stock-based compensation of $40 million and $35 million in the three-month periods ended March 31, 2019 and March 31, 2018, respectively, and $10 million in the three-month period ended December 31, 2018.  The number of full-time equivalent employees was 17,080 at March 31, 2019, compared with 16,531 and 16,938 at March 31, 2018 and December 31, 2018, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $390 million and $463 million in the quarters ended March 31, 2019 and March 31, 2018, respectively, and $358 million in the final quarter of 2018.  The decline in nonpersonnel expenses in the recent quarter as compared with the first quarter of 2018 reflected lower additions to the reserve for legal matters of $85 million.  The higher level of nonpersonnel operating expenses in the recent quarter as compared with the final 2018 quarter was predominantly attributable to the recent quarter’s $50 million addition to the reserve for legal matters, partially offset by lower charitable contributions.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 57.6% during the recent quarter, compared with 64.0% and 51.7% in the first and fourth quarters of 2018, respectively. The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $152 million in the initial quarter of 2019, compared with $105 million in the year-earlier quarter and $153 million in the final quarter of 2018.  The effective tax rates were 23.9%, 23.0% and 21.9% for the quarters ended March 31, 2019, March 31, 2018 and December 31, 2018, respectively. In December 2018, M&T received approval from the Internal Revenue Service to change its tax return treatment for certain loan fees retroactive to 2017, resulting in a $15 million reduction of income tax expense in the final quarter of 2018.  In addition, GAAP requires that excess tax benefits and tax deficiencies associated with share-based compensation be recognized as a discrete component of income tax expense in the income statement. As a result, the Company recognized a reduction of income tax expense of $9 million in the initial quarter of 2018.  The impact of that requirement was insignificant in the first quarter of 2019 and the fourth quarter of 2018.

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

Capital

Shareholders’ equity was $15.6 billion at March 31, 2019, representing 12.99% of total assets, compared with $15.7 billion or 13.24% a year earlier and $15.5 billion or 12.87% at December 31, 2018.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.2 billion at each of March 31, 2019, March 31, 2018 and December 31, 2018.

Reflecting the impact of repurchases of M&T’s common stock, common shareholders’ equity was $14.4 billion, or $105.04 per share, at March 31, 2019, compared with $14.5 billion, or $98.60 per share, a year earlier and $14.2 billion, or $102.69 per share, at December 31, 2018.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $71.19 at the end of the recent quarter, compared with $66.99 at March 31, 2018 and $69.28 at December 31, 2018.  The Company’s ratio of tangible common equity to tangible assets was 8.43% at March 31, 2019, compared with 8.63% a year earlier and 8.31% at December 31, 2018.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $63 million, or $.46 per common share, at March 31, 2019, compared with net unrealized losses of $162 million, or $1.10 per common share, at March 31, 2018 and $148 million, or $1.06 per common share, at December 31, 2018.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of March 31, 2019 and December 31, 2018 is included in note 2 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at March 31, 2019 were pre-tax effect unrealized gains of $31 million on securities with an amortized cost of $2.0 billion and pre-tax effect unrealized losses of $104 million on securities with an amortized cost of $6.4 billion.  Information concerning the Company’s fair valuations of investment securities is provided in notes 2 and 12 of Notes to Financial Statements.

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

As of March 31, 2019, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate.  As of March 31, 2019, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at March 31, 2019 and December 31, 2018, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $108 million and $113 million, respectively, and a fair value of $100 million and $103 million, respectively.  At March 31, 2019, 82% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 15% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 19% at March 31, 2019, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 35% and 67% respectively. Given the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of March 31, 2019, those privately issued mortgage-backed securities were not other-than-temporarily impaired.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $259 million or $1.90 per common share, at March 31, 2019, $297 million or $2.03 per common share, at March 31, 2018 and $261 million, or $1.89 per common share, at December 31, 2018.

In accordance with M&T’s revised 2018 Capital Plan filed with the Federal Reserve, M&T repurchased 2,150,000 shares of its common stock for $366 million in the first quarter of 2019.  During the initial 2018 quarter, M&T repurchased 3,783,282 common shares at a total cost of $721 million.  Repurchases of common stock in the final 2018 quarter totaled 3,060,000 shares at a cost of $500 million. As of March 31, 2019, M&T has remaining authorization to repurchase up to $436 million of its common shares during the second quarter of 2019.

Cash dividends declared on M&T’s common stock totaled $139 million in the initial quarter of 2019, compared with $112 million and $140 million in the three-month periods ended March 31, 2018 and December 31, 2018, respectively.  During 2018, M&T’s Board of Directors authorized increases in the quarterly common stock dividend to $.80 per common share in the second quarter from the previous rate of $.75 per common share and to $1.00 per common share in the third quarter.  Cash dividends declared on preferred stock aggregated $18 million in each of the first quarters of 2019 and 2018 and in the fourth quarter of 2018.

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

In addition, capital regulations require a “capital conservation buffer” of 2.5% composed entirely of CET1 on top of these minimum risk-weighted asset ratios.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2019 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2019

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.03%	10.72%	69.02%
Tier 1 capital	11.28%	10.72%	69.02%
Total capital	13.56%	12.58%	69.24%
Tier 1 leverage	9.97%	9.49%	14.83%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes regular examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2018.

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

The Business Banking segment contributed net income of $43 million during the three-month period ended March 31, 2019, compared with $38 million in the first quarter of 2018 and $44 million in the fourth quarter of 2018.

As compared with the year-earlier quarter, an $11 million increase in net interest income was partially offset by a $4 million combined increase in operating expenses and centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Business Banking segment. The higher net interest income reflected a widening of the net interest margin on deposits of 49 basis points offset, in part, by a 21 basis point narrowing of the net interest margin on loans. The modest decline in net income in the initial 2019 quarter as compared with the immediately preceding quarter reflected a $3 million decrease in net interest income primarily due to two less days in the recent quarter, partially offset by lower advertising costs.

Net income of the Commercial Banking segment was $132 million in the recent quarter, compared with $125 million in the initial 2018 quarter and $138 million in the final 2018 quarter.  The recent quarter’s improvement as compared with the first quarter of 2018 reflected a decline in the provision for credit losses of $11 million, due to lower net charge-offs, and higher net interest income of $8 million, largely resulting from a 63 basis point widening of the net interest margin on deposits. Those favorable factors were offset, in part, by lower letter of credit and other credit-related fees of $5 million, predominantly due to loan syndication fees, and a $4 million increase in centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Commercial Banking segment. The decline in net income in the initial 2019 quarter as compared with the final quarter of 2018 was primarily due to lower letter of credit and other credit-related fees of $10 million, mainly attributable to fees for providing loan syndication services. Additionally, net interest income declined $7 million, reflecting two less days in the recent quarter and a narrowing of the net interest margin on loans of 13 basis points. Those unfavorable factors were partially offset by a $12 million decrease in the provision for credit losses, primarily due to lower net charge-offs.

The Commercial Real Estate segment recorded net income of $117 million in the first quarter of 2019, compared with $108 million in the year-earlier period and $116 million in the fourth quarter of 2018.  The 8% rise in net income in the recent quarter as compared with the first quarter of 2018 reflected an $11 million increase in net interest income, lower FDIC assessments of $3 million and higher trading account and foreign exchange gains of $3 million, due largely to increased activity related to interest rate swap transactions executed on behalf of commercial customers. The higher net interest income reflected a widening of the net interest margin on deposits of 44 basis points and an increase in average outstanding loan balances of $682 million. Partially offsetting those favorable factors was a $6 million increase in centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Commercial Real Estate segment. The recent quarter’s modest improvement in net income as compared with the immediately preceding quarter reflected a $3 million increase in net interest income, reflecting higher average loan balances of $709 million offset, in part, by two less days in the recent quarter, and lower FDIC assessments of $3 million. Those favorable factors were largely offset by decreased mortgage banking revenues of $6 million, reflecting lower origination and servicing income.

Net income earned by the Discretionary Portfolio segment totaled $39 million during the three-month period ended March 31, 2019, compared with $20 million in the year-earlier period and $28 million in the fourth quarter of 2018. The significant improvement in the recent quarter’s net income as compared with the initial 2018 quarter was predominantly due to valuation gains on marketable equity securities of $21 million and an $8 million decrease in the provision for credit losses, primarily due to the favorable impact from the Company’s allocation methodologies for the provision for credit losses associated with acquired loans. Those favorable factors were partially offset by a $12 million decline in net interest income that reflected lower average loan balances of $2.1 billion and a 10 basis point narrowing of the net interest margin on loans. The 42% rise in net income in the recent quarter as compared with immediately preceding quarter reflected a $7 million increase in valuation gains on marketable equity securities and a $3 million increase in trading account and foreign exchange gains.

Net income from the Residential Mortgage Banking segment was $13 million in the initial three months of 2019, compared with $15 million in the first quarter of 2018 and $2 million in 2018’s fourth quarter.  The decline in net income in the recent quarter as compared with the year-earlier period reflected lower net interest income.   Higher revenues from servicing residential real estate loans were largely offset by higher servicing-related costs (including intersegment costs). As compared with the final quarter of 2018, the improved performance in the recent quarter reflected higher revenues from mortgage servicing activities and a decline in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment.

Net income earned by the Retail Banking segment totaled $145 million in the first quarter of 2019, compared with $123 million in the year-earlier quarter and $133 million in the final 2018 quarter.  The 18% improvement in net income in the recent quarter as compared with the first quarter of 2018 resulted predominately from a $39 million rise in net interest income, due largely to a 47 basis point widening of the net interest margin on deposits. That positive factor was partially offset by increased operating expenses, including higher personnel-related costs of $4 million. The recent quarter’s improved performance as compared with the fourth quarter of 2018 reflects an $11 million decrease in advertising and marketing expenses, reduced centrally-allocated operating expenses associated with data processing, risk management and other support services provided to the Retail Banking segment of $7 million, and a $4 million decrease in the provision for credit losses. Those favorable factors were offset, in part, by a $5 million decrease in service charges on deposit accounts.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, M&T’s share of the operating results and distributions associated with BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in net losses totaling $7 million in the first quarter of 2019 and $77 million in the year-earlier quarter, compared with net income of $85 million in the fourth quarter of 2018.  The lower loss in the recent quarter as compared with the initial 2018 quarter largely reflected: an $85 million decline in the reserve for legal matters (a $50 million addition to the reserve in 2019, compared with a $135 million addition in 2018); $14 million of higher income from BLG in 2019 (a $37 million distribution in 2019, compared with $23 million of income distributed in 2018); and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. Those favorable factors were partially offset by higher personnel-related expenses of $29 million, including stock-based and other incentive compensation and employee benefits expenses. As compared with the immediately preceding quarter, the factors contributing to the unfavorable performance in the recent quarter included: a $64 million rise in personnel-related costs, reflecting seasonally higher stock-based compensation and employee benefits expenses; a $50 million addition to the reserve for legal matters in 2019; a $9 million increase in each of FDIC assessments and advertising and marketing expenses; and the unfavorable impact from the Company’s allocation methodologies. Partially offsetting those unfavorable factors were the $37 million distribution from BLG and lower charitable contributions of $20 million in the first quarter of 2019.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2019	2018 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,232,276	1,226,239	1,173,108	1,134,302	1,086,959
Interest expense	176,249	161,321	138,337	120,118	106,633
Net interest income	1,056,027	1,064,918	1,034,771	1,014,184	980,326
Less: provision for credit losses	22,000	38,000	16,000	35,000	43,000
Other income	500,765	480,596	459,294	457,414	458,696
Less: other expense	894,348	802,162	775,979	776,577	933,344
Income before income taxes	640,444	705,352	702,086	660,021	462,678
Applicable income taxes	151,735	153,175	170,262	161,464	105,259
Taxable-equivalent adjustment	5,967	5,958	5,733	5,397	4,809
Net income	$482,742	546,219	526,091	493,160	352,610
Net income available to common shareholders-diluted	$462,086	525,328	505,365	472,600	332,749
Per common share data
Basic earnings	$3.35	3.76	3.54	3.26	2.24
Diluted earnings	3.35	3.76	3.53	3.26	2.23
Cash dividends	$1.00	1.00	1.00	.80	.75
Average common shares outstanding
Basic	137,889	139,744	142,822	144,825	148,688
Diluted	137,920	139,838	142,976	144,998	148,905
Performance ratios, annualized
Return on
Average assets	1.68%	1.84%	1.80%	1.70%	1.22%
Average common shareholders’ equity	13.14%	14.80%	14.08%	13.32%	9.15%
Net interest margin on average earning assets (taxable- equivalent basis)	4.04%	3.92%	3.88%	3.83%	3.71%
Nonaccrual loans to total loans and leases, net of unearned discount	.99%	1.01%	1.00%	.93%	.99%
Net operating (tangible) results (a)
Net operating income (in thousands)	$486,440	550,169	530,619	497,869	357,498
Diluted net operating income per common share	$3.38	3.79	3.56	3.29	2.26
Annualized return on
Average tangible assets	1.76%	1.93%	1.89%	1.79%	1.28%
Average tangible common shareholders’ equity	19.56%	22.16%	21.00%	19.91%	13.51%
Efficiency ratio (b)	57.56%	51.70%	51.41%	52.42%	63.98%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$116,839	117,799	115,997	116,413	117,684
Total tangible assets (c)	112,213	113,169	111,363	111,775	113,041
Earning assets	106,096	107,785	105,835	106,210	107,231
Investment securities	12,949	13,034	13,431	13,856	14,467
Loans and leases, net of unearned discount	88,477	87,301	87,132	87,406	87,766
Deposits	89,733	91,104	89,252	90,195	91,119
Common shareholders’ equity (c)	14,337	14,157	14,317	14,301	14,827
Tangible common shareholders’ equity (c)	9,711	9,527	9,683	9,663	10,184
At end of quarter
Total assets (c)	$120,025	120,097	116,828	118,426	118,623
Total tangible assets (c)	115,400	115,470	112,197	113,790	113,982
Earning assets	108,849	109,321	106,331	107,819	107,976
Investment securities	12,537	12,693	13,074	13,283	14,067
Loans and leases, net of unearned discount	88,640	88,466	86,680	87,797	87,711
Deposits	90,470	90,157	89,140	89,273	90,947
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,353	14,225	14,201	14,343	14,475
Tangible common shareholders’ equity (c)	9,728	9,598	9,570	9,707	9,834
Equity per common share	105.04	102.69	100.38	99.43	98.60
Tangible equity per common share	71.19	69.28	67.64	67.29	66.99

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2019	2018 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$482,742	546,219	526,091	493,160	352,610
Amortization of core deposit and other intangible assets (a)	3,698	3,950	4,528	4,709	4,888
Net operating income	$486,440	550,169	530,619	497,869	357,498
Earnings per common share
Diluted earnings per common share	$3.35	3.76	3.53	3.26	2.23
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.03	.03
Diluted net operating earnings per common share	$3.38	3.79	3.56	3.29	2.26
Other expense
Other expense	$894,348	802,162	775,979	776,577	933,344
Amortization of core deposit and other intangible assets	(5,020)	(5,359)	(6,143)	(6,388)	(6,632)
Noninterest operating expense	$889,328	796,803	769,836	770,189	926,712
Efficiency ratio
Noninterest operating expense (numerator)	$889,328	796,803	769,836	770,189	926,712
Taxable-equivalent net interest income	1,056,027	1,064,918	1,034,771	1,014,184	980,326
Other income	500,765	480,596	459,294	457,414	458,696
Less: Gain (loss) on bank investment securities	11,841	4,219	(3,415)	2,326	(9,431)
Denominator	$1,544,951	1,541,295	1,497,480	1,469,272	1,448,453
Efficiency ratio	57.56%	51.70%	51.41%	52.42%	63.98%
Balance sheet data (in millions)
Average assets
Average assets	$116,839	117,799	115,997	116,413	117,684
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(45)	(50)	(55)	(62)	(68)
Deferred taxes	12	13	14	17	18
Average tangible assets	$112,213	113,169	111,363	111,775	113,041
Average common equity
Average total equity	$15,569	15,389	15,549	15,533	16,059
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Average common equity	14,337	14,157	14,317	14,301	14,827
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(45)	(50)	(55)	(62)	(68)
Deferred taxes	12	13	14	17	18
Average tangible common equity	$9,711	9,527	9,683	9,663	10,184
At end of quarter
Total assets
Total assets	$120,025	120,097	116,828	118,426	118,623
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(44)	(47)	(52)	(59)	(65)
Deferred taxes	12	13	14	16	17
Total tangible assets	$115,400	115,470	112,197	113,790	113,982
Total common equity
Total equity	$15,588	15,460	15,436	15,578	15,710
Preferred stock	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	(3)	(3)	(3)	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,353	14,225	14,201	14,343	14,475
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(44)	(47)	(52)	(59)	(65)
Deferred taxes	12	13	14	16	17
Total tangible common equity	$9,728	9,598	9,570	9,707	9,834

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2019 First Quarter			2018 Fourth Quarter			2018 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$23,010	$287,676	5.07%	22,376	277,350	4.92%	21,689	255,735	4.68%
Real estate – commercial	34,524	461,050	5.34	33,586	452,448	5.27	33,800	440,381	5.10
Real estate – consumer	16,939	184,868	4.37	17,421	187,670	4.31	18,006	189,634	4.21
Consumer	14,004	190,193	5.51	13,918	187,723	5.35	13,637	180,764	5.26
Total loans and leases, net	88,477	1,123,787	5.15	87,301	1,105,191	5.02	87,132	1,066,514	4.86
Interest-bearing deposits at banks	4,605	27,407	2.41	7,394	41,635	2.23	5,207	26,001	1.98
Federal funds sold	—	4	2.84	—	2	2.62	—	—	—
Trading account	65	556	3.40	56	370	2.65	65	289	1.78
Investment securities (b)
U.S. Treasury and federal agencies	12,151	72,967	2.44	12,270	72,274	2.34	12,656	72,548	2.27
Obligations of states and political subdivisions	8	67	3.25	10	113	4.46	12	146	4.75
Other	790	7,488	3.84	754	6,654	3.50	763	7,610	3.96
Total investment securities	12,949	80,522	2.52	13,034	79,041	2.41	13,431	80,304	2.37
Total earning assets	106,096	1,232,276	4.71	107,785	1,226,239	4.51	105,835	1,173,108	4.40
Allowance for credit losses	(1,021)			(1,021)			(1,020)
Cash and due from banks	1,317			1,320			1,317
Other assets	10,447			9,715			9,865
Total assets	$116,839			117,799			115,997
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$52,095	76,139	.59	51,820	69,990	.54	51,552	56,156	.43
Time deposits	6,351	21,081	1.35	5,960	16,149	1.07	5,826	12,976	.88
Deposits at Cayman Islands office	972	4,737	1.98	693	3,154	1.81	407	1,556	1.52
Total interest-bearing deposits	59,418	101,957	.70	58,473	89,293	.61	57,785	70,688	.49
Short-term borrowings	1,091	6,713	2.49	315	1,520	1.91	374	1,600	1.70
Long-term borrowings	8,494	67,579	3.23	9,239	70,508	3.03	9,047	66,049	2.90
Total interest-bearing liabilities	69,003	176,249	1.04	68,027	161,321	.94	67,206	138,337	.82
Noninterest-bearing deposits	30,315			32,631			31,467
Other liabilities	1,952			1,752			1,775
Total liabilities	101,270			102,410			100,448
Shareholders’ equity	15,569			15,389			15,549
Total liabilities and shareholders’ equity	$116,839			117,799			115,997
Net interest spread			3.67			3.57			3.58
Contribution of interest-free funds			.37			.35			.30
Net interest income/margin on earning assets		$1,056,027	4.04%		1,064,918	3.92%		1,034,771	3.88%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2018 Second Quarter			2018 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$21,709	$243,081	4.49%	21,547	227,296	4.28%
Real estate – commercial	33,687	421,705	4.95	33,652	397,713	4.73
Real estate – consumer	18,644	193,547	4.15	19,274	195,701	4.06
Consumer	13,366	171,441	5.14	13,293	163,991	5.00
Total loans and leases, net	87,406	1,029,774	4.73	87,766	984,701	4.55
Interest-bearing deposits at banks	4,890	21,869	1.79	4,941	18,677	1.53
Federal funds sold	1	4	2.23	3	17	1.85
Trading account	57	416	2.92	54	404	3.00
Investment securities (b)
U.S. Treasury and federal agencies	13,066	76,704	2.35	13,689	78,017	2.31
Obligations of states and political subdivisions	20	217	4.45	24	271	4.67
Other	770	5,318	2.77	754	4,872	2.62
Total investment securities	13,856	82,239	2.38	14,467	83,160	2.33
Total earning assets	106,210	1,134,302	4.28	107,231	1,086,959	4.11
Allowance for credit losses	(1,018)			(1,020)
Cash and due from banks	1,277			1,336
Other assets	9,944			10,137
Total assets	$116,413			117,684
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$52,547	48,738	.37	52,504	40,527	.31
Time deposits	5,997	11,362	.76	6,320	10,936	.70
Deposits at Cayman Islands office	225	542	.97	248	381	.62
Total interest-bearing deposits	58,769	60,642	.41	59,072	51,844	.36
Short-term borrowings	353	1,383	1.57	280	883	1.28
Long-term borrowings	8,480	58,093	2.75	8,606	53,906	2.54
Total interest-bearing liabilities	67,602	120,118	.71	67,958	106,633	.64
Noninterest-bearing deposits	31,426			32,047
Other liabilities	1,852			1,620
Total liabilities	100,880			101,625
Shareholders’ equity	15,533			16,059
Total liabilities and shareholders’ equity	$116,413			117,684
Net interest spread			3.57			3.47
Contribution of interest-free funds			.26			.24
Net interest income/margin on earning assets		$1,014,184	3.83%		980,326	3.71%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2019.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $100 million. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

ESOP Matters:  Wilmington Trust, N.A. provides retirement services, including serving in certain trustee roles relating to Employee Stock Ownership Plans (“ESOPs”).  Beginning in 2010, the U.S. Department of Labor (“DOL”) announced that it would increase its focus on ESOP transactions, particularly with regard to valuation issues relating to ESOP transactions.  Beginning in late 2013, Wilmington Trust, N.A. began receiving requests for information and subpoenas relating to certain ESOP transactions for which it acted as trustee.  In June 2016, Wilmington Trust, N.A. received a DOL subpoena seeking information on its global ESOP trustee business. In addition to these investigations, the DOL has commenced three lawsuits against Wilmington Trust, N.A. relating to its role as trustee of three ESOP transactions. Wilmington Trust, N.A. has also been named as a defendant in four private party lawsuits relating to its role as trustee for four ESOP transactions.  Under applicable transaction documents, Wilmington Trust, N.A. may be entitled to indemnification by the ESOP Plan Sponsors.

The DOL investigations of Wilmington Trust, N.A. and the private party lawsuits could result in civil proceedings, damages, resolutions or settlements, including, among other things, enforcement actions, which could seek or result in damages and/or fines, penalties, restitution, injunctions, enforcement efforts, reputational damage or additional costs and expenses.

Due to their complex nature, it is difficult to estimate when litigation or investigatory matters such as these may be resolved. As set forth in the introductory paragraph to this Item 1 — Legal Proceedings, losses from current litigation and regulatory matters which the Company is subject to that are not currently considered probable are within a range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, and are included in the range of reasonably possible losses set forth herein.

Item 1A.	Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

January 1 - January 31, 2019	190,331	$164.40	150,000	$777,061,918
February 1 - February 28, 2019	450,000	169.07	450,000	700,979,593
March 1 - March 31, 2019	1,550,000	170.95	1,550,000	436,008,393
Total	2,190,331	$169.99	2,150,000

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

(2)	On July 17, 2018, M&T announced a program to purchase up to $1.8 billion of its common stock through June 30, 2019.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

10.1	M&T Bank Corporation Form of Performance Share Unit Award Agreement. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 2, 2019	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer