Form 10-Q
period 2019-09-30
M&T BANK CORP
filed 2019-11-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on October 31, 2019: 131,960,084 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share)	2019	2018
Assets
Cash and due from banks	$1,818,861	$1,605,439
Interest-bearing deposits at banks	12,495,524	8,105,197
Federal funds sold	200	—
Trading account	614,256	185,584
Investment securities (includes pledged securities that can be sold or repledged of $196,419 at September 30, 2019; $487,365 at December 31, 2018)
Available for sale (cost: $6,934,709 at September 30, 2019; $8,869,423 at December 31, 2018)	6,985,417	8,682,509
Held to maturity (fair value: $3,075,304 at September 30, 2019; $3,255,483 at December 31, 2018)	3,031,299	3,316,640
Equity and other securities (cost: $619,894 at September 30, 2019; $677,187 at December 31, 2018)	660,867	693,664
Total investment securities	10,677,583	12,692,813
Loans and leases	90,084,230	88,733,492
Unearned discount	(261,037)	(267,015)
Loans and leases, net of unearned discount	89,823,193	88,466,477
Allowance for credit losses	(1,038,437)	(1,019,444)
Loans and leases, net	88,784,756	87,447,033
Premises and equipment	1,074,181	647,408
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	33,339	47,067
Accrued interest and other assets	5,409,114	4,773,750
Total assets	$125,500,926	$120,097,403
Liabilities
Noninterest-bearing deposits	$31,766,724	$32,256,668
Savings and interest-checking deposits	55,581,533	50,963,744
Time deposits	6,203,679	6,124,254
Deposits at Cayman Islands office	1,561,997	811,906
Total deposits	95,113,933	90,156,572
Short-term borrowings	5,513,896	4,398,378
Accrued interest and other liabilities	2,090,762	1,637,348
Long-term borrowings	7,002,524	8,444,914
Total liabilities	109,721,115	104,637,212
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at September 30, 2019 and 731,500 shares at December 31, 2018; Liquidation preference of $10,000 per share: 90,000 shares at September 30, 2019 and 50,000 shares at December 31, 2018	1,250,000	1,231,500
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at September 30, 2019; 159,765,044 shares issued at December 31, 2018	79,871	79,883
Common stock issuable, 21,461 shares at September 30, 2019; 24,563 shares at December 31, 2018	1,547	1,726
Additional paid-in capital	6,584,705	6,579,342
Retained earnings	12,490,233	11,516,672
Accumulated other comprehensive income (loss), net	(80,308)	(420,081)
Treasury stock — common, at cost — 27,485,996 shares at September 30, 2019; 21,255,275 shares at December 31, 2018	(4,546,237)	(3,528,851)
Total shareholders’ equity	15,779,811	15,460,191
Total liabilities and shareholders’ equity	$125,500,926	$120,097,403

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share)	2019	2018	2019	2018
Interest income
Loans and leases, including fees	$1,119,662	$1,060,832	$3,363,152	$3,065,272
Investment securities
Fully taxable	69,059	80,118	225,048	244,989
Exempt from federal taxes	98	153	270	573
Deposits at banks	40,388	26,000	104,120	66,546
Other	262	272	1,101	1,050
Total interest income	1,229,469	1,167,375	3,693,691	3,378,430
Interest expense
Savings and interest-checking deposits	104,724	56,156	272,419	145,421
Time deposits	25,456	12,976	71,468	35,274
Deposits at Cayman Islands office	6,218	1,556	16,995	2,479
Short-term borrowings	6,967	1,600	21,573	3,866
Long-term borrowings	56,214	66,049	189,805	178,048
Total interest expense	199,579	138,337	572,260	365,088
Net interest income	1,029,890	1,029,038	3,121,431	3,013,342
Provision for credit losses	45,000	16,000	122,000	94,000
Net interest income after provision for credit losses	984,890	1,013,038	2,999,431	2,919,342
Other income
Mortgage banking revenues	137,004	88,408	339,636	268,213
Service charges on deposit accounts	111,092	108,647	321,991	320,546
Trust income	143,915	133,545	421,083	402,561
Brokerage services income	12,077	12,267	37,031	38,288
Trading account and foreign exchange gains	16,072	6,073	45,327	15,965
Gain (loss) on bank investment securities	3,737	(3,415)	24,489	(10,520)
Other revenues from operations	103,882	113,769	351,082	340,351
Total other income	527,779	459,294	1,540,639	1,375,404
Other expense
Salaries and employee benefits	476,780	431,371	1,431,717	1,313,336
Equipment and net occupancy	82,690	77,481	241,187	225,309
Outside data processing and software	60,360	50,678	168,011	148,819
FDIC assessments	9,906	18,849	29,104	58,689
Advertising and marketing	22,088	21,784	66,409	59,800
Printing, postage and supplies	10,201	8,843	30,380	26,881
Amortization of core deposit and other intangible assets	5,088	6,143	15,185	19,163
Other costs of operations	210,506	160,830	663,006	633,903
Total other expense	877,619	775,979	2,644,999	2,485,900
Income before taxes	635,050	696,353	1,895,071	1,808,846
Income taxes	154,969	170,262	458,988	436,985
Net income	$480,081	$526,091	$1,436,083	$1,371,861
Net income available to common shareholders
Basic	$461,410	$505,363	$1,376,128	$1,310,697
Diluted	461,410	505,365	1,376,129	1,310,703
Net income per common share
Basic	$3.47	$3.54	$10.16	$9.01
Diluted	3.47	3.53	10.16	9.00
Average common shares outstanding
Basic	132,965	142,822	135,411	145,424
Diluted	132,999	142,976	135,443	145,605

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018

Net income	$480,081	$526,091	$1,436,083	$1,371,861
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	22,605	(30,381)	177,049	(167,798)
Cash flow hedges adjustments	8,695	(961)	155,666	(13,972)
Foreign currency translation adjustments	(1,704)	(265)	(2,104)	(1,409)
Defined benefit plans liability adjustments	3,054	7,149	9,162	21,447
Total other comprehensive income (loss)	32,650	(24,458)	339,773	(161,732)
Total comprehensive income	$512,731	$501,633	$1,775,856	$1,210,129

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$1,436,083	$1,371,861
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	122,000	94,000
Depreciation and amortization of premises and equipment	155,721	80,186
Amortization of capitalized servicing rights	53,137	36,567
Amortization of core deposit and other intangible assets	15,185	19,163
Provision for deferred income taxes	16,683	(73,410)
Asset write-downs	53,850	7,398
Net gain on sales of assets	(13,938)	(17,681)
Net change in accrued interest receivable, payable	8,771	(30,178)
Net change in other accrued income and expense	(75,564)	125,478
Net change in loans originated for sale	(20,325)	(252,981)
Net change in trading account assets and liabilities	(524,755)	179,214
Net cash provided by operating activities	1,226,848	1,539,617
Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	—	418
Equity and other securities	878,405	649,204
Proceeds from maturities of investment securities
Available for sale	1,932,168	1,415,214
Held to maturity	787,655	374,718
Purchases of investment securities
Available for sale	(9,791)	(9,197)
Held to maturity	(495,277)	(444,703)
Equity and other securities	(821,120)	(644,404)
Net (increase) decrease in loans and leases	(1,484,135)	1,443,623
Net increase in interest-bearing deposits at banks	(4,390,327)	(1,444,843)
Capital expenditures, net	(119,522)	(59,302)
Net (increase) decrease in loan servicing advances	(333,079)	267,074
Other, net	55,356	(11,072)
Net cash provided (used) by investing activities	(3,999,667)	1,536,730
Cash flows from financing activities
Net increase (decrease) in deposits	4,959,327	(3,289,371)
Net increase in short-term borrowings	1,115,518	1,135,011
Proceeds from long-term borrowings	—	1,773,189
Payments on long-term borrowings	(1,552,533)	(707,594)
Purchases of treasury stock	(1,067,575)	(1,694,562)
Dividends paid — common	(406,967)	(371,380)
Dividends paid — preferred	(54,642)	(53,628)
Proceeds from issuance of Series G preferred stock	396,000	—
Redemption of Series A and Series C preferred stock	(381,500)	—
Other, net	(21,187)	22,711
Net cash provided (used) by financing activities	2,986,441	(3,185,624)
Net increase (decrease) in cash, cash equivalents and restricted cash	213,622	(109,277)
Cash, cash equivalents and restricted cash at beginning of period	1,605,439	1,420,888
Cash, cash equivalents and restricted cash at end of period	$1,819,061	$1,311,611
Supplemental disclosure of cash flow information
Interest received during the period	$3,700,206	$3,360,710
Interest paid during the period	577,291	381,137
Income taxes paid during the period	302,441	197,247
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$66,018	$50,849
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	$5,379	$17,606
Capitalized servicing rights	83	275
Adoption of lease accounting standard
Right-of-use assets	$393,877	$—
Other liabilities	398,810	—
Additions to right-of-use assets under operating leases	69,305	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended September 30, 2019
Balance — July 1, 2019	$1,231,500	79,871	1,526	6,577,603	12,162,278	(112,958)	(4,247,993)	$15,691,827
Total comprehensive income	—	—	—	—	480,081	32,650	—	512,731
Preferred stock cash dividends	—	—	—	—	(19,144)	—	—	(19,144)
Redemption of Series A and Series C preferred stock	(381,500)	—	—	—	—	—	—	(381,500)
Issuance of Series G preferred stock	400,000	—	—	(4,000)	—	—	—	396,000
Purchases of treasury stock	—	—	—	—	—	—	(299,963)	(299,963)
Stock-based compensation plans:
Compensation expense, net	—	—	—	11,197	—	—	500	11,697
Exercises of stock options, net	—	—	—	(135)	—	—	734	599
Directors’ stock plan	—	—	—	11	—	—	485	496
Deferred compensation plans, net, including dividend equivalents	—	—	21	—	(21)	—	—	—
Performance share unit dividends	—	—	—	29	(29)	—	—	—
Common stock cash dividends — $1.00 per share	—	—	—	—	(132,932)	—	—	(132,932)
Balance — September 30, 2019	$1,250,000	79,871	1,547	6,584,705	12,490,233	(80,308)	(4,546,237)	$15,779,811

Nine Months Ended September 30, 2019
Balance — January 1, 2019	$1,231,500	79,883	1,726	6,579,342	11,516,672	(420,081)	(3,528,851)	$15,460,191
Total comprehensive income	—	—	—	—	1,436,083	339,773	—	1,775,856
Preferred stock cash dividends	—	—	—	—	(55,404)	—	—	(55,404)
Redemption of Series A and Series C preferred stock	(381,500)	—	—	—	—	—	—	(381,500)
Issuance of Series G preferred stock	400,000	—	—	(4,000)	—	—	—	396,000
Purchases of treasury stock	—	—	—	—	—	—	(1,067,575)	(1,067,575)
Stock-based compensation plans:
Compensation expense, net	—	(12)	—	12,728	—	—	27,836	40,552
Exercises of stock options, net	—	—	—	(2,953)	—	—	8,279	5,326
Stock purchase plan	—	—	—	(67)	—	—	11,899	11,832
Directors’ stock plan	—	—	—	(105)	—	—	1,669	1,564
Deferred compensation plans, net, including dividend equivalents	—	—	(179)	(327)	(64)	—	506	(64)
Performance share unit dividends	—	—	—	87	(87)	—	—	—
Common stock cash dividends — $3.00 per share	—	—	—	—	(406,967)	—	—	(406,967)
Balance — September 30, 2019	$1,250,000	79,871	1,547	6,584,705	12,490,233	(80,308)	(4,546,237)	$15,779,811

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited), CONTINUED

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended September 30, 2018
Balance — July 1, 2018	$1,231,500	79,884	1,691	6,579,395	10,763,638	(517,941)	(2,560,282)	$15,577,885
Total comprehensive income	—	—	—	—	526,091	(24,458)	—	501,633
Preferred stock cash dividends	—	—	—	—	(18,130)	—	—	(18,130)
Exercise of 22,291 Series A stock warrants into 12,758 shares of common stock	—	—	—	(2,117)	—	—	2,117	—
Purchases of treasury stock	—	—	—	—	—	—	(498,500)	(498,500)
Stock-based compensation plans:
Compensation expense, net	—	(1)	—	9,030	—	—	673	9,702
Exercises of stock options, net	—	—	—	(880)	—	—	7,002	6,122
Directors’ stock plan	—	—	—	19	—	—	585	604
Deferred compensation plans, net, including dividend equivalents	—	—	25	—	(25)	—	—	—
Common stock cash dividends — $1.00 per share	—	—	—	—	(143,231)	—	—	(143,231)
Balance — September 30, 2018	$1,231,500	79,883	1,716	6,585,447	11,128,343	(542,399)	(3,048,405)	$15,436,085

Nine Months Ended September 30, 2018
Balance — January 1, 2018	$1,231,500	79,909	1,847	6,590,855	10,164,804	(363,814)	(1,454,282)	$16,250,819
Cumulative effect of change in accounting principle — equity securities	—	—	—	—	16,853	(16,853)	—	—
Total comprehensive income	—	—	—	—	1,371,861	(161,732)	—	1,210,129
Preferred stock cash dividends	—	—	—	—	(54,390)	—	—	(54,390)
Exercise of 76,517 Series A stock warrants into 45,426 shares of common stock	—	—	—	(7,240)	—	—	7,240	—
Purchases of treasury stock	—	—	—	—	—	—	(1,694,562)	(1,694,562)
Stock-based compensation plans:
Compensation expense, net	—	(26)	—	2,836	—	—	22,338	25,148
Exercises of stock options, net	—	—	—	(3,282)	—	—	60,075	56,793
Stock purchase plan	—	—	—	2,358	—	—	8,766	11,124
Directors’ stock plan	—	—	—	168	—	—	1,628	1,796
Deferred compensation plans, net, including dividend equivalents	—	—	(131)	(248)	(62)	—	392	(49)
Common stock cash dividends — $2.55 per share	—	—	—	—	(370,723)	—	—	(370,723)
Balance — September 30, 2018	$1,231,500	79,883	1,716	6,585,447	11,128,343	(542,399)	(3,048,405)	$15,436,085

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated interim financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), except that effective January 1, 2019 the Company adopted accounting guidance that is discussed in notes 3, 4 and 17 herein.  The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented.

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

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$359,723	$66	$395	$359,394
Obligations of states and political subdivisions	933	4	3	934
Mortgage-backed securities:
Government issued or guaranteed	6,435,730	88,522	29,352	6,494,900
Privately issued	16	—	—	16
Other debt securities	138,307	1,373	9,507	130,173
	6,934,709	89,965	39,257	6,985,417
Investment securities held to maturity:
U.S. Treasury and federal agencies	498,776	956	—	499,732
Obligations of states and political subdivisions	4,775	21	—	4,796
Mortgage-backed securities:
Government issued or guaranteed	2,424,716	53,076	1,879	2,475,913
Privately issued	99,679	11,791	19,960	91,510
Other debt securities	3,353	—	—	3,353
	3,031,299	65,844	21,839	3,075,304
Total debt securities	$9,966,008	$155,809	$61,096	$10,060,721
Equity and other securities:
Readily marketable equity — at fair value	$109,131	$41,152	$179	$150,104
Other — at cost	510,763	—	—	510,763
Total equity and other securities	$619,894	$41,152	$179	$660,867

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,346,782	$—	$9,851	$1,336,931
Obligations of states and political subdivisions	1,660	4	5	1,659
Mortgage-backed securities:
Government issued or guaranteed	7,383,340	15,754	182,103	7,216,991
Privately issued	24	—	2	22
Other debt securities	137,617	770	11,481	126,906
	8,869,423	16,528	203,442	8,682,509
Investment securities held to maturity:
U.S. Treasury and federal agencies	446,542	—	239	446,303
Obligations of states and political subdivisions	7,494	22	12	7,504
Mortgage-backed securities:
Government issued or guaranteed	2,745,776	4,165	55,111	2,694,830
Privately issued	113,160	12,345	22,327	103,178
Other debt securities	3,668	—	—	3,668
	3,316,640	16,532	77,689	3,255,483
Total debt securities	$12,186,063	$33,060	$281,131	$11,937,992
Equity and other securities:
Readily marketable equity — at fair value	$77,440	$17,295	$818	$93,917
Other — at cost	599,747	—	—	599,747
Total equity and other securities	$677,187	$17,295	$818	$693,664

There were no significant gross realized gains or losses from sales of investment securities for the three-month and nine-month periods ended September 30, 2019 and 2018. Net unrealized gains recorded as gain (loss) on bank investment securities in the consolidated statement of income during the three months and nine months ended September 30, 2019 were $4 million and $24 million, respectively, compared with net unrealized losses of $3 million and $11 million during the three months and nine months ended September 30, 2018, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

At September 30, 2019, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$355,210	354,825
Due after one year through five years	11,470	11,585
Due after five years through ten years	102,283	100,091
Due after ten years	30,000	24,000
	498,963	490,501
Mortgage-backed securities available for sale	6,435,746	6,494,916
	$6,934,709	6,985,417
Debt securities held to maturity:
Due in one year or less	$500,476	501,438
Due after one year through five years	3,075	3,090
Due after ten years	3,353	3,353
	506,904	507,881
Mortgage-backed securities held to maturity	2,524,395	2,567,423
	$3,031,299	3,075,304

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

A summary of investment securities that as of September 30, 2019 and December 31, 2018 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$—	—	352,482	(395)
Obligations of states and political subdivisions	—	—	375	(3)
Mortgage-backed securities:
Government issued or guaranteed	240,208	(589)	2,107,684	(28,763)
Other debt securities	20,290	(563)	77,140	(8,944)
	260,498	(1,152)	2,537,681	(38,105)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	—	—	165,983	(1,879)
Privately issued	—	—	49,824	(19,960)
	—	—	215,807	(21,839)
Total	$260,498	(1,152)	2,753,488	(59,944)

December 31, 2018
Investment securities available for sale:
U.S. Treasury and federal agencies	$273	(2)	1,335,559	(9,849)
Obligations of states and political subdivisions	629	(5)	—	—
Mortgage-backed securities:
Government issued or guaranteed	405,558	(2,892)	5,646,773	(179,211)
Privately issued	22	(2)	—	—
Other debt securities	53,478	(2,187)	66,014	(9,294)
	459,960	(5,088)	7,048,346	(198,354)
Investment securities held to maturity:
U.S. Treasury and federal agencies	446,303	(239)	—	—
Obligations of states and political subdivisions	—	—	3,126	(12)
Mortgage-backed securities:
Government issued or guaranteed	179,354	(989)	2,082,723	(54,122)
Privately issued	—	—	51,943	(22,327)
	625,657	(1,228)	2,137,792	(76,461)
Total	$1,085,617	(6,316)	9,186,138	(274,815)

The Company owned 657 individual debt securities with aggregate gross unrealized losses of $61 million at September 30, 2019. Based on a review of each of the securities in the investment securities portfolio at September 30, 2019, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of September 30, 2019, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At September 30, 2019, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $511 million of cost method equity securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of  September 30, 2019 and December 31, 2018 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
September 30, 2019
Commercial, financial, leasing, etc.	$22,689,923	125,742	2,898	—	—	382,809	$23,201,372
Real estate:
Commercial	25,613,988	186,157	8,387	15	14,406	184,632	26,007,585
Residential builder and developer	1,546,570	6,300	—	—	639	4,975	1,558,484
Other commercial construction	7,229,925	112,651	4,291	—	854	31,441	7,379,162
Residential	12,975,992	495,831	439,649	5,246	162,475	223,566	14,302,759
Residential — limited documentation	1,968,580	72,815	—	—	75,122	81,679	2,198,196
Consumer:
Home equity lines and loans	4,486,664	29,826	—	3,387	—	59,915	4,579,792
Recreational finance	5,262,857	27,880	—	—	—	11,852	5,302,589
Automobile	3,767,965	74,504	—	—	—	21,039	3,863,508
Other	1,373,612	14,771	5,937	32,085	—	3,341	1,429,746
Total	$86,916,076	1,146,477	461,162	40,733	253,496	1,005,249	$89,823,193

December 31, 2018
Commercial, financial, leasing, etc.	$22,701,020	39,798	2,567	168	—	234,423	$22,977,976
Real estate:
Commercial	25,250,983	134,474	11,457	10	9,769	203,672	25,610,365
Residential builder and developer	1,665,178	20,333	—	—	—	4,798	1,690,309
Other commercial construction	6,982,077	43,615	14,344	—	641	22,205	7,062,882
Residential	13,591,790	404,808	189,682	6,650	203,044	233,352	14,629,326
Residential — limited documentation	2,278,040	72,544	—	—	89,851	84,685	2,525,120
Consumer:
Home equity lines and loans	4,758,513	25,416	—	5,033	—	71,292	4,860,254
Recreational finance	4,085,781	29,947	—	235	—	11,199	4,127,162
Automobile	3,555,757	79,804	—	—	—	23,359	3,658,920
Other	1,271,811	15,598	4,477	27,654	—	4,623	1,324,163
Total	$86,140,950	866,337	222,527	39,750	303,305	893,608	$88,466,477

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $391 million and $205 million at September 30, 2019 and December 31, 2018, respectively.  Commercial real estate loans held for sale were $197 million at September 30, 2019 and $347 million at December 31, 2018.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date and included in the consolidated balance sheet were as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)

Outstanding principal balance	$869,636	$1,016,785
Carrying amount:
Commercial, financial, leasing, etc.	22,829	27,073
Commercial real estate	110,430	135,047
Residential real estate	398,563	473,511
Consumer	89,157	91,860
	$620,979	$727,491

Purchased impaired loans included in the table above totaled $253 million at September 30, 2019 and $303 million at December 31, 2018, representing less than 1% of the Company’s assets as of each date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months and nine months ended September 30, 2019 and 2018 follows:

	Three Months Ended September 30
	2019		2018
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$147,104	$90,911	$149,388	$117,715
Interest income	(9,564)	(9,238)	(8,105)	(18,001)
Reclassifications from nonaccretable balance	9,079	3,990	8,445	25
Other (a)	—	41	—	2,001
Balance at end of period	$146,619	$85,704	$149,728	$101,740

	Nine Months Ended September 30
	2019		2018
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$147,210	$96,907	$157,918	$133,162
Interest income	(37,278)	(28,621)	(25,893)	(48,507)
Reclassifications from nonaccretable balance	36,687	12,312	17,703	11,230
Other (a)	—	5,106	—	5,855
Balance at end of period	$146,619	$85,704	$149,728	$101,740
(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended September 30, 2019 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$335,855	343,296	61,011	211,220	78,485	$1,029,867
Provision for credit losses	24,538	(16,713)	(309)	37,735	(251)	45,000
Net charge-offs
Charge-offs	(15,678)	(1,107)	(2,721)	(40,735)	—	(60,241)
Recoveries	6,730	1,656	1,511	13,914	—	23,811
Net (charge-offs) recoveries	(8,948)	549	(1,210)	(26,821)	—	(36,430)
Ending balance	$351,445	327,132	59,492	222,134	78,234	$1,038,437

Changes in the allowance for credit losses for the three months ended September 30, 2018 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$328,830	353,761	76,123	182,987	77,547	$1,019,248
Provision for credit losses	(6,972)	(11,394)	741	32,887	738	16,000
Net charge-offs
Charge-offs	(11,792)	(1,941)	(3,338)	(34,995)	—	(52,066)
Recoveries	7,123	14,577	1,655	12,951	—	36,306
Net (charge-offs) recoveries	(4,669)	12,636	(1,683)	(22,044)	—	(15,760)
Ending balance	$317,189	355,003	75,181	193,830	78,285	$1,019,488

Changes in the allowance for credit losses for the nine months ended September 30, 2019 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,055	341,655	69,125	200,564	78,045	$1,019,444
Provision for credit losses	41,146	(6,415)	(5,132)	92,212	189	122,000
Net charge-offs
Charge-offs	(40,786)	(11,555)	(9,356)	(113,050)	—	(174,747)
Recoveries	21,030	3,447	4,855	42,408	—	71,740
Net charge-offs	(19,756)	(8,108)	(4,501)	(70,642)	—	(103,007)
Ending balance	$351,445	327,132	59,492	222,134	78,234	$1,038,437

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the nine months ended September 30, 2018 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$328,599	374,085	65,405	170,809	78,300	$1,017,198
Provision for credit losses	11,508	(27,464)	16,469	93,502	(15)	94,000
Net charge-offs
Charge-offs	(41,273)	(7,855)	(11,658)	(105,479)	—	(166,265)
Recoveries	18,355	16,237	4,965	34,998	—	74,555
Net (charge-offs) recoveries	(22,918)	8,382	(6,693)	(70,481)	—	(91,710)
Ending balance	$317,189	355,003	75,181	193,830	78,285	$1,019,488

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered impaired as of September 30, 2019 and December 31, 2018 and for the three-month and nine-month periods ended September 30, 2019 and 2018 follows.

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With an allowance recorded:
Commercial, financial, leasing, etc.	$245,355	273,931	60,410	153,478	175,549	46,034
Real estate:
Commercial	60,489	67,104	7,711	110,253	125,117	11,937
Residential builder and developer	8,893	9,311	319	5,981	6,557	462
Other commercial construction	12,821	25,437	1,477	10,563	11,113	640
Residential	125,498	146,098	6,748	124,974	147,817	5,402
Residential — limited documentation	67,729	81,918	2,600	74,156	90,066	3,000
Consumer:
Home equity lines and loans	46,858	51,759	8,923	47,982	53,248	9,135
Recreational finance	5,483	9,481	1,153	6,138	9,163	1,261
Automobile	3,478	3,526	708	3,527	3,599	729
Other	4,699	9,620	943	5,203	8,380	1,046
	581,303	678,185	90,992	542,255	630,609	79,646
With no related allowance recorded:
Commercial, financial, leasing, etc.	159,991	172,191	—	105,507	136,128	—
Real estate:
Commercial	144,554	163,120	—	113,376	124,657	—
Residential builder and developer	3,378	3,378	—	2,593	2,602	—
Other commercial construction	18,620	19,614	—	11,710	11,880	—
Residential	18,949	24,350	—	15,379	20,496	—
Residential — limited documentation	4,007	7,324	—	5,631	9,796	—
	349,499	389,977	—	254,196	305,559	—
Total:
Commercial, financial, leasing, etc.	405,346	446,122	60,410	258,985	311,677	46,034
Real estate:
Commercial	205,043	230,224	7,711	223,629	249,774	11,937
Residential builder and developer	12,271	12,689	319	8,574	9,159	462
Other commercial construction	31,441	45,051	1,477	22,273	22,993	640
Residential	144,447	170,448	6,748	140,353	168,313	5,402
Residential — limited documentation	71,736	89,242	2,600	79,787	99,862	3,000
Consumer:
Home equity lines and loans	46,858	51,759	8,923	47,982	53,248	9,135
Recreational finance	5,483	9,481	1,153	6,138	9,163	1,261
Automobile	3,478	3,526	708	3,527	3,599	729
Other	4,699	9,620	943	5,203	8,380	1,046
Total	$930,802	1,068,162	90,992	796,451	936,168	79,646

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$288,516	836	836	256,196	1,985	1,985
Real estate:
Commercial	201,931	1,798	1,798	204,315	1,489	1,489
Residential builder and developer	11,837	89	89	9,000	—	—
Other commercial construction	32,458	13	13	9,623	3,379	3,379
Residential	143,508	2,353	984	133,337	1,959	773
Residential — limited documentation	72,926	1,348	229	81,729	1,607	481
Consumer:
Home equity lines and loans	46,982	416	74	48,542	421	62
Recreational finance	5,562	147	4	3,531	65	1
Automobile	3,413	54	18	7,805	181	20
Other	5,220	145	1	3,919	61	5
Total	$812,353	7,199	4,046	757,997	11,147	8,195

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)

Commercial, financial, leasing, etc.	$275,896	7,501	7,501	266,594	4,101	4,101
Real estate:
Commercial	214,027	4,921	4,921	184,795	8,447	8,447
Residential builder and developer	10,101	239	239	9,111	1,682	1,682
Other commercial construction	25,126	589	589	9,056	3,438	3,438
Residential	142,155	6,765	2,654	126,910	6,190	2,612
Residential — limited documentation	75,702	4,153	655	83,700	4,763	1,494
Consumer:
Home equity lines and loans	47,325	1,238	193	48,661	1,268	220
Recreational finance	5,799	414	12	2,156	193	6
Automobile	3,465	161	55	11,189	630	49
Other	5,155	409	10	2,389	106	6
Total	$804,751	26,390	16,829	744,561	30,818	22,055

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied to the various classes of the Company’s commercial loans and commercial real estate loans.

		Real Estate
	Commercial,		Residential	Other
	Financial,		Builder and	Commercial
	Leasing, etc.	Commercial	Developer	Construction
	(In thousands)
September 30, 2019
Pass	$21,893,239	25,095,663	1,447,978	7,122,983
Criticized accrual	925,324	727,291	105,531	224,738
Criticized nonaccrual	382,809	184,632	4,975	31,441
Total	$23,201,372	26,007,586	1,558,484	7,379,162
December 31, 2018
Pass	$21,693,705	24,539,706	1,546,002	6,890,562
Criticized accrual	1,049,848	866,987	139,509	150,115
Criticized nonaccrual	234,423	203,672	4,798	22,205
Total	$22,977,976	25,610,365	1,690,309	7,062,882

In determining the allowance for credit losses, residential real estate loans and consumer loans are generally evaluated collectively after considering such factors as payment performance and recent loss experience and trends, which are mainly driven by current collateral values in the market place as well as the amount of loan defaults. Loss rates on such loans are determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. In arriving at such forecasts, the Company considers the current estimated fair value of its collateral based on geographical adjustments for home price depreciation/appreciation and overall borrower repayment performance. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a second lien position. However, residential real estate loans and outstanding balances of home equity loans and lines of credit that are more than 150 days past due are generally evaluated for collectibility on a loan-by-loan basis giving consideration to estimated collateral values. The carrying value of residential real estate loans and home equity loans and lines of credit for which a partial charge-off has been recognized totaled $26 million and $20 million, respectively, at September 30, 2019 and $29 million and $23 million, respectively, at December 31, 2018. Residential real estate loans and home equity loans and lines of credit that were more than 150 days past due but did not require a partial charge-off because the net realizable value of the collateral exceeded the outstanding customer balance were $19 million and $29 million, respectively, at September 30, 2019 and $21 million and $31 million, respectively, at December 31, 2018.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The allocation of the allowance for credit losses summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
September 30, 2019
Individually evaluated for impairment	$60,410	9,507	9,348	11,727	$90,992
Collectively evaluated for impairment	291,035	317,625	44,766	210,407	863,833
Purchased impaired	—	—	5,378	—	5,378
Allocated	$351,445	327,132	59,492	222,134	960,203
Unallocated					78,234
Total					$1,038,437
December 31, 2018
Individually evaluated for impairment	$46,034	13,039	8,402	12,171	$79,646
Collectively evaluated for impairment	284,021	328,616	48,326	188,393	849,356
Purchased impaired	—	—	12,397	—	12,397
Allocated	$330,055	341,655	69,125	200,564	941,399
Unallocated					78,045
Total					$1,019,444

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology was as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
September 30, 2019
Individually evaluated for impairment	$405,346	248,755	216,183	60,518	$930,802
Collectively evaluated for impairment	22,796,026	34,680,577	16,047,175	15,115,117	88,638,895
Purchased impaired	—	15,899	237,597	—	253,496
Total	$23,201,372	34,945,231	16,500,955	15,175,635	$89,823,193
December 31, 2018
Individually evaluated for impairment	$258,985	254,476	220,140	62,850	$796,451
Collectively evaluated for impairment	22,718,991	34,098,670	16,641,411	13,907,649	87,366,721
Purchased impaired	—	10,410	292,895	—	303,305
Total	$22,977,976	34,363,556	17,154,446	13,970,499	$88,466,477

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and nine-month periods ended September 30, 2019 and 2018:
			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended September 30, 2019	(Dollars in thousands)

Commercial, financial, leasing, etc.	26	$6,145	$1,441	$—	$—	$4,666	$6,107
Real estate:
Commercial	9	2,986	383	—	—	2,589	2,972
Residential	20	5,161	3,046	—	—	2,535	5,581
Residential — limited documentation	1	236	—	—	—	240	240
Consumer:
Home equity lines and loans	12	1,392	—	—	—	1,399	1,399
Recreational finance	3	61	61	—	—	—	61
Automobile	26	485	457	—	—	28	485
Total	97	$16,466	$5,388	$—	$—	$11,457	$16,845

Three Months Ended September 30, 2018

Commercial, financial, leasing, etc.	47	$6,837	$1,683	$5	$—	$5,018	$6,706
Real estate:
Commercial	18	11,581	1,493	—	3,475	6,297	11,265
Residential	34	8,182	6,026	—	—	3,002	9,028
Residential — limited documentation	3	716	—	—	—	847	847
Consumer:
Home equity lines and loans	17	1,651	220	—	—	1,450	1,670
Recreational finance	2	44	44	—	—	—	44
Automobile	30	526	526	—	—	—	526
Total	151	$29,537	$9,992	$5	$3,475	$16,614	$30,086

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
Nine Months Ended September 30, 2019	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Commercial, financial, leasing, etc.	115	$39,357	$8,582	$—	$—	$30,827	$39,409
Real estate:
Commercial	38	22,567	3,947	—	—	18,197	22,144
Residential builder and developer	2	1,330	1,068	—	—	—	1,068
Other commercial construction	2	1,456	—	—	—	1,399	1,399
Residential	63	16,490	8,805	—	—	8,842	17,647
Residential — limited documentation	4	1,084	399	—	—	705	1,104
Consumer:
Home equity lines and loans	32	3,141	90	—	—	3,078	3,168
Recreational finance	8	164	164	—	—	—	164
Automobile	58	991	926	—	—	65	991
Total	322	$86,580	$23,981	$—	$—	$63,113	$87,094

Nine Months Ended September 30, 2018

Commercial, financial, leasing, etc.	150	$96,221	$47,029	$658	$6,111	$43,086	$96,884
Real estate:
Commercial	66	25,561	14,693	175	3,869	7,224	25,961
Other commercial construction	1	752	746	—	—	—	746
Residential	111	28,769	15,785	—	—	15,670	31,455
Residential — limited documentation	8	1,595	467	—	—	1,423	1,890
Consumer:
Home equity lines and loans	41	3,554	224	—	—	3,357	3,581
Recreational finance	4	93	93	—	—	—	93
Automobile	57	1,007	995	—	—	12	1,007
Total	438	$157,552	$80,032	$833	$9,980	$70,772	$161,617
(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are considered to be impaired loans and for purposes of establishing the allowance for credit losses are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted.  Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2019 and 2018 and for which there was a subsequent payment default during the nine-month periods ended September 30, 2019 and 2018, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $70 million and $77 million at September 30, 2019 and December 31, 2018, respectively.  There were $391 million in loans secured by residential real estate that were in the process of foreclosure at both September 30, 2019 and December 31, 2018. Of all loans in the process of foreclosure at September 30, 2019, approximately 27% were classified as purchased impaired and 33% were government guaranteed.

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

	September 30,	December 31,
	2019	2018
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,177,518	$1,155,464
Estimated residual value of leased assets	84,692	85,169
Unearned income	(105,774)	(110,458)
Investment in direct financings	1,156,436	1,130,175
Leveraged leases:
Lease payments receivable	82,127	85,007
Estimated residual value of leased assets	81,163	81,261
Unearned income	(32,220)	(33,717)
Investment in leveraged leases	131,070	132,551
Total investment in leases	$1,287,506	$1,262,726
Deferred taxes payable arising from leveraged leases	$71,432	$74,995

Included within the estimated residual value of leased assets at September 30, 2019 and December 31, 2018 were $38 million and $39 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At September 30, 2019, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Twelve-month period ending September 30:
2020	$346,223
2021	305,385
2022	216,018
2023	164,490
2024	82,455
Later years	145,074
$1,259,645

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

As of September 30, 2019, the Company reported right-of-use assets recognized as a component of “premises and equipment” and lease liabilities recognized as a component of “accrued interest and other liabilities” in the consolidated balance sheet, as follows:

September 30, 2019
(In thousands)

Right-of-use assets	$392,324
Lease liabilities	424,854

The Company’s noncancelable operating lease agreements expire at various dates over the next 22 years.  Real estate leases generally consist of fixed monthly rental payments with certain leases containing escalation clauses.  Any variable lease payments or payments for nonlease components are recognized in the consolidated statement of income as a component of “equipment and net occupancy” expense based on actual costs incurred.  Some of these real estate leases contain lessee options to extend the term. Those options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(Dollars in thousands)
Lease cost
Operating lease cost	$25,058	$74,599
Short-term lease cost	20	82
Variable lease cost	644	1,733
Sublease income	(1,903)	(5,724)
Total net lease cost	$23,819	$70,690

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,377	$69,305
Cash paid toward lease liabilities	25,189	76,050
Weighted-average remaining lease term	7 years	7 years
Weighted-average discount rate	3.1%	3.1%

Minimum lease payments under noncancelable operating leases are summarized in the following table.  These minimum lease payments are not materially different from those reported in the 2018 Annual Report.

(In thousands)
Twelve-month period ending September 30:
2020	$97,712
2021	87,106
2022	72,577
2023	56,821
2024	42,770
Later years	116,467
Total lease payments	$473,453
Less: imputed interest	48,599
Total	$424,854

All other operating leasing activities were not material to the Company’s consolidated results of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $524 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at September 30, 2019 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

Also included in long-term borrowings are agreements to repurchase securities of $102 million and $409 million at September 30, 2019 and December 31, 2018, respectively.  The repurchase agreement held at September 30, 2019 matures in 2020, however, the contractual maturities of the underlying investment securities extend beyond such repurchase date.  The agreements are subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to these agreements in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $108 million and $428 million at September 30, 2019 and December 31, 2018, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of September 30, 2019 and December 31, 2018 is presented below:

	September 30, 2019		December 31,2018
	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series A (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	—	—	230,000	$230,000
Series C (a)
Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	—	—	151,500	$151,500
Series E (b)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	350,000	$350,000	350,000	$350,000
Series F (c)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000	50,000	$500,000
Series G (d)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	40,000	$400,000	—	—

(a)The shares were fully redeemed in August 2019, having received the approval of the Federal Reserve to redeem such shares after issuing the Series G preferred stock.

(b)Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 361 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

(c)Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 352 basis points. The shares are redeemable in whole or in part on or after November 1, 2026. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

(d)

Dividends, if declared, are paid semi-annually at a rate of 5.0% through July 31, 2024 and thereafter will be paid semiannually at a rate of the five-year U.S. Treasury rate plus 3.174%.  The shares are redeemable in whole or in part on or after August 1, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

For each of the three-month periods ended September 30, 2019 and 2018, dividends declared per share were: Series A- $15.9375; Series C - $15.9375; Series E - $16.125; and Series F - $128.125. For each of the nine-month periods ended September 30, 2019 and 2018, dividends per share were: Series A- $47.8125; Series C - $47.8125; Series E - $48.375; and Series F - $384.375.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Revenue from contracts with customers

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

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At September 30, 2019 and December 31, 2018, the Company had $59 million and $56 million, respectively, of uncollected amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At September 30, 2019 and December 31, 2018, the Company had deferred revenue of $43 million  related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month and nine-month periods ended September 30, 2019 and 2018 that are subject to the noted accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended September 30, 2019	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$15,131	23,427	2,415	—	—	68,455	1,664	$111,092
Trust income	9	242	—	—	—	—	143,664	143,915
Brokerage services income	—	—	—	—	—	—	12,077	12,077
Other revenues from operations:
Merchant discount and credit card fees	9,692	13,409	670	—	—	4,150	269	28,190
Other	—	1,239	1,372	503	816	9,347	7,076	20,353
	$24,832	38,317	4,457	503	816	81,952	164,750	$315,627
Three Months Ended September 30, 2018

Classification in consolidated statement of income
Service charges on deposit accounts	$15,767	24,167	2,374	—	2	64,709	1,628	$108,647
Trust income	—	—	—	—	—	—	133,545	133,545
Brokerage services income	—	—	—	—	—	—	12,267	12,267
Other revenues from operations:
Merchant discount and credit card fees	9,238	13,520	643	—	—	3,908	462	27,771
Other	—	1,662	1,822	386	916	9,397	6,723	20,906
	$25,005	39,349	4,839	386	918	78,014	154,625	$303,136

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Revenue from contracts with customers, continued

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Nine Months Ended September 30, 2019	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$45,415	69,731	7,303	—	4	195,267	4,271	$321,991
Trust income	21	680	—	—	—	—	420,382	421,083
Brokerage services income	—	—	—	—	—	—	37,031	37,031
Other revenues from operations:
Merchant discount and credit card fees	28,469	38,630	1,772	—	—	11,854	1,291	82,016
Other	—	5,386	5,840	1,545	2,913	27,170	26,159	69,013
	$73,905	114,427	14,915	1,545	2,917	234,291	489,134	$931,134
Nine Months Ended September 30, 2018

Classification in consolidated statement of income
Service charges on deposit accounts	$46,782	73,091	7,589	—	8	188,325	4,751	$320,546
Trust income	—	—	—	—	—	—	402,561	402,561
Brokerage services income	—	—	—	—	—	—	38,288	38,288
Other revenues from operations:
Merchant discount and credit card fees	25,075	38,774	1,625	—	—	11,436	1,695	78,605
Other	—	6,871	4,896	1,251	2,886	28,875	23,429	68,208
	$71,857	118,736	14,110	1,251	2,894	228,636	470,724	$908,208

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30
	2019	2018	2019	2018
	(In thousands)

Service cost	$4,324	5,086	215	234
Interest cost on projected benefit obligation	20,394	18,676	586	573
Expected return on plan assets	(30,534)	(30,781)	—	—
Amortization of prior service cost (credit)	139	139	(1,182)	(1,182)
Amortization of net actuarial loss (gain)	5,498	10,948	(312)	(206)
Net periodic cost (benefit)	$(179)	4,068	(693)	(581)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30
	2019	2018	2019	2018
	(In thousands)

Service cost	$12,970	15,258	644	703
Interest cost on projected benefit obligation	61,184	56,029	1,758	1,719
Expected return on plan assets	(91,604)	(92,344)	—	—
Amortization of prior service cost (credit)	418	417	(3,547)	(3,546)
Amortization of net actuarial loss (gain)	16,494	32,844	(935)	(619)
Net periodic cost (benefit)	$(538)	12,204	(2,080)	(1,743)

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic cost (benefit) are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $21 million and $17 million for the three months ended September 30, 2019 and 2018, respectively, and $61 million and $55 million for the nine months ended September 30, 2019 and 2018, respectively, and are included in salaries and employee benefits expense.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In thousands, except per share)

Income available to common shareholders:
Net income	$480,081	526,091	1,436,083	1,371,861
Less: Preferred stock dividends (a)	(16,103)	(18,130)	(52,364)	(54,390)
Net income available to common equity	463,978	507,961	1,383,719	1,317,471
Less: Income attributable to unvested stock-based compensation awards	(2,568)	(2,598)	(7,591)	(6,774)
Net income available to common shareholders	$461,410	505,363	1,376,128	1,310,697
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	133,703	143,556	136,156	146,177
Less: Unvested stock-based compensation awards	(738)	(734)	(745)	(753)
Weighted-average shares outstanding	132,965	142,822	135,411	145,424

Basic earnings per common share	$3.47	3.54	10.16	9.01

 (a)Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In thousands, except per share)

Net income available to common equity	$463,978	507,961	1,383,719	1,317,471
Less: Income attributable to unvested stock-based compensation awards	(2,568)	(2,596)	(7,590)	(6,768)
Net income available to common shareholders	$461,410	505,365	1,376,129	1,310,703
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	133,703	143,556	136,156	146,177
Less: Unvested stock-based compensation awards	(738)	(734)	(745)	(753)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	34	154	32	181
Adjusted weighted-average shares outstanding	132,999	142,976	135,443	145,605

Diluted earnings per common share	$3.47	3.53	10.16	9.00

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 277,840 and 212,407 common shares during the three-month periods ended September 30, 2019 and 2018, respectively, and 224,639 and 220,653 common shares during the nine-month periods ended September 30, 2019 and 2018, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2019	$(200,107)	(354,502)	(14,719)	$(569,328)		149,247	$(420,081)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	237,615	—	—	237,615		(62,432)	175,183
Foreign currency translation adjustment	—	—	(2,663)	(2,663)		559	(2,104)
Unrealized gains on cash flow hedges	—	—	204,587	204,587		(53,786)	150,801
Total other comprehensive income before reclassifications	237,615	—	201,924	439,539		(115,659)	323,880
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	2,524	—	—	2,524	(a)	(663)	1,861
Losses realized in net income	7	—	—	7	(b)	(2)	5
Accretion of net gain on terminated cash flow hedges	—	—	(93)	(93)	(c)	25	(68)
Net yield adjustment from cash flow hedges currently in effect	—	—	6,693	6,693	(a)	(1,760)	4,933
Amortization of prior service credit	—	(3,129)	—	(3,129)	(d)	823	(2,306)
Amortization of actuarial losses	—	15,559	—	15,559	(d)	(4,091)	11,468
Total other comprehensive income	240,146	12,430	208,524	461,100		(121,327)	339,773
Balance — September 30, 2019	$40,039	(342,072)	193,805	$(108,228)		27,920	$(80,308)

Balance — January 1, 2018	$(59,957)	(413,168)	(20,165)	$(493,290)		129,476	$(363,814)
Cumulative effect of change in accounting principle — equity securities	(22,795)	—	—	(22,795)		5,942	(16,853)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(230,135)	—	—	(230,135)		60,494	(169,641)
Foreign currency translation adjustment	—	—	(1,783)	(1,783)		374	(1,409)
Unrealized losses on cash flow hedges	—	—	(26,522)	(26,522)		6,972	(19,550)
Total other comprehensive income (loss) before reclassifications	(230,135)	—	(28,305)	(258,440)		67,840	(190,600)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	2,519	—	—	2,519	(a)	(662)	1,857
Gains realized in net income	(18)	—	—	(18)	(b)	4	(14)
Accretion of net gain on terminated cash flow hedges	—	—	(83)	(83)	(c)	22	(61)
Net yield adjustment from cash flow hedges currently in effect	—	—	7,650	7,650	(a)	(2,011)	5,639
Amortization of prior service credit	—	(3,129)	—	(3,129)	(d)	823	(2,306)
Amortization of actuarial losses	—	32,225	—	32,225	(d)	(8,472)	23,753
Total other comprehensive income (loss)	(227,634)	29,096	(20,738)	(219,276)		57,544	(161,732)
Balance — September 30, 2018	$(310,386)	(384,072)	(40,903)	$(735,361)		192,962	$(542,399)
(a)	Included in interest income.
(b)	Included in gain (loss) on bank investment securities.
(c)	Included in interest expense.
(d)	Included in other costs of operations.

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment	Defined Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2018	$(147,526)	(261,303)	(11,252)	$(420,081)
Net gain during period	177,049	9,162	153,562	339,773
Balance — September 30, 2019	$29,523	(252,141)	142,310	$(80,308)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of September 30, 2019.

The net effect of interest rate swap agreements was to increase net interest income by $1 million during the three-month period ended September 30, 2019 and decrease net interest income by $23 million during the nine-month period ended September 30, 2019, compared with decreases of $8 million and $12 million during the three-month and nine-month periods ended September 30, 2018, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-
			Average Rate
	Notional	Average			Estimated Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
September 30, 2019
Fair value hedges:
Fixed rate long-term borrowings (b)	$3,800,000	2.5	2.51%	2.55%	$(1,086)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	43,600,000	1.4	2.38%	2.06%	(5,056)
Total	$47,400,000	1.5			$(6,142)
December 31, 2018
Fair value hedges:
Fixed rate long-term borrowings (b)	$4,450,000	2.8	2.47%	3.02%	$4,219
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	15,400,000	1.3	1.52%	2.35%	1,311
Total	$19,850,000	1.7			$5,530

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at September 30, 2019 and December 31, 2018 was a reduction of the estimated fair value gains on interest rate swap agreements designated as fair value hedges of $64.0 million and fair value losses of $54.7 million, respectively, and on interest rate swaps designated as cash flow hedges a reduction of fair value gains of $208.5 million and a reduction of fair value losses of $9.1 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $30.3 billion of forward-starting interest rate swap agreements that become effective in 2019, 2020 and 2021.
(d)	Includes notional amount and terms of $12.6 billion of forward-starting interest rate swap agreements that become effective in 2019 and 2020.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $47.6 billion and $42.9 billion at September 30, 2019 and December 31, 2018, respectively.  The notional amounts of foreign currency and other

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

option and futures contracts entered into for trading account purposes aggregated $843 million and $763 million at September 30, 2019 and December 31, 2018, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$47	$5,530	$6,189	$—
Commitments to sell real estate loans (a)	1,339	1,090	1,928	6,434
	1,386	6,620	8,117	6,434
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	24,463	9,304	189	1,592
Commitments to sell real estate loans (a)	2,079	3,702	13,402	4,535
Trading:
Interest rate contracts (b)	532,070	118,687	72,098	169,255
Foreign exchange and other option and futures contracts (b)	11,280	10,549	9,944	8,870
	569,892	142,242	95,633	184,252
Total derivatives	$571,278	$148,862	$103,750	$190,686
(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at September 30, 2019 and December 31, 2018 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $17.2 million and $170.7 million, respectively, and in a liability position of $390.6 million and $49.7 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$22,582	(22,412)	$(12,568)	12,607
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$6,435		$(1,348)
Foreign exchange and other option and futures contracts (b)	2,598		782
Total	$9,033		$(566)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$113,441	(112,884)	$(68,315)	68,861
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$17,639		$(5,639)
Foreign exchange and other option and futures contracts (b)	6,690		5,778
Total	$24,329		$139
(a)	Reported as interest expense.
(b)	Reported as trading account and foreign exchange gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$3,858,490	$4,394,109	$61,782	$(51,102)

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $24 million and $18 million at September 30, 2019 and December 31, 2018, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties, which are subject to enforceable master netting arrangements, was $70 million and $21 million at September 30, 2019 and December 31, 2018, respectively.  The Company was required to post collateral relating to those positions of $68 million and $18 million at September 30, 2019 and December 31, 2018, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position, however, the aggregate fair value of such derivative financial instruments in a net liability position and the amount of incremental collateralization that could be required was not significant at September 30, 2019.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties, which are subject to enforceable master netting arrangements, was $639 thousand and $18 million at September 30, 2019 and December 31, 2018, respectively.  Counterparties posted collateral relating to those positions of $81 thousand and $16 million at September 30, 2019 and December 31, 2018, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $129 million and $65 million at September 30, 2019 and December 31, 2018, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The amounts of those securitizations during the nine-month periods ended September 30, 2019 and 2018 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of September 30, 2019 and December 31, 2018, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.4 billion at September 30, 2019 and $1.1 billion at December 31, 2018. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships at September 30, 2019 and December 31, 2018 was $604 million and $523 million, respectively, including $390 million of unfunded commitments at September 30, 2019 and $280 million of unfunded commitments at December 31, 2018.  Contingent commitments to provide additional capital contributions to these partnerships were not material at September 30, 2019. The Company has not provided financial or other support to the partnerships that was not contractually required.  The Company’s maximum exposure to loss from its investments in such partnerships as of September 30, 2019 was $803 million, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $17 million and $51 million of its investments in qualified affordable housing projects to income tax expense during the three-month and nine-month periods ended September 30, 2019, respectively, and recognized $21 million and $62 million of tax credits and other tax benefits during those periods.  Similarly, for the three-month and nine-month periods ended September 30, 2018, the Company amortized $13 million and $39 million, respectively, of its investments in qualified affordable housing projects to income tax expense and recognized $15 million and $47 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds but may waive portions of its allowable management fees because of market conditions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at September 30, 2019.

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

13. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The following tables present assets and liabilities at September 30, 2019 and December 31, 2018 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1 (a)	Level 2 (a)	Level 3
	(In thousands)
September 30, 2019
Trading account assets	$614,256	$48,724	$565,532	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	359,394	—	359,394	—
Obligations of states and political subdivisions	934	—	934	—
Mortgage-backed securities:
Government issued or guaranteed	6,494,900	—	6,494,900	—
Privately issued	16	—	—	16
Other debt securities	130,173	—	130,173	—
	6,985,417	—	6,985,401	16
Equity securities	150,104	104,199	45,905	—
Real estate loans held for sale	588,233	—	588,233	—
Other assets (b)	27,928	—	3,465	24,463
Total assets	$8,365,938	$152,923	$8,188,536	$24,479
Trading account liabilities	$82,042	$—	$82,042	$—
Other liabilities (b)	21,708	—	21,519	189
Total liabilities	$103,750	$—	$103,561	$189

December 31, 2018
Trading account assets	$185,584	$46,018	$139,566	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	1,336,931	—	1,336,931	—
Obligations of states and political subdivisions	1,659	—	1,659	—
Mortgage-backed securities:
Government issued or guaranteed	7,216,991	—	7,216,991	—
Privately issued	22	—	—	22
Other debt securities	126,906	—	126,906	—
	8,682,509	—	8,682,487	22
Equity securities	93,917	71,989	21,928	—
Real estate loans held for sale	551,697	—	551,697	—
Other assets (b)	19,626	—	10,322	9,304
Total assets	$9,533,333	$118,007	$9,406,000	$9,326
Trading account liabilities	$178,125	$—	$178,125	$—
Other liabilities (b)	12,561	—	10,969	1,592
Total liabilities	$190,686	$—	$189,094	$1,592

(a)	There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2019 and the year ended December 31, 2018.
(b)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during three months ended September 30, 2019 and 2018 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2019	(In thousands)

Balance — June 30, 2019	$16	17,200
Total gains realized/unrealized:
Included in earnings	—	62,178	(b)
Settlements	—	—
Transfers out of Level 3 (a)	—	(55,104)	(c)
Balance — September 30, 2019	$16	24,274
Changes in unrealized gains included in earnings related to assets still held at September 30, 2019	$—	19,350	(b)

2018

Balance — June 30, 2018	$24	10,751
Total gains realized/unrealized:
Included in earnings	—	10,284	(b)
Settlements	(1)	—
Transfers out of Level 3 (a)	—	(16,849)	(c)
Balance — September 30, 2018	$23	4,186
Changes in unrealized gains included in earnings related to assets still held at September 30, 2018	$—	4,508	(b)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2019 and 2018 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2019	(In thousands)

Balance — January 1, 2019	$22	7,712
Total gains realized/unrealized:
Included in earnings	—	115,187	(b)
Settlements	(6)	—
Transfers out of Level 3 (a)	—	(98,625)	(c)
Balance — September 30, 2019	$16	24,274
Changes in unrealized gains included in earnings related to assets still held at September 30, 2019	$—	24,981	(b)

2018

Balance — January 1, 2018	$28	8,303
Total gains realized/unrealized:
Included in earnings	—	38,691	(b)
Settlements	(5)	—
Transfers out of Level 3 (a)	—	(42,808)	(c)
Balance — September 30, 2018	$23	4,186
Changes in unrealized gains included in earnings related to assets still held at September 30, 2018	$—	3,663	(b)
(a)	The Company’s policy for transfers between fair value levels is to recognize the transfer as of the actual date of the event or change in circumstances that caused the transfer.
(b)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(c)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were in the range of 15% to 85% at September 30, 2019.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $302 million at September 30, 2019 ($122 million and $180 million of which were classified as Level 2 and Level 3, respectively), $268 million at December 31, 2018 ($120 million and $148 million of which were classified as Level 2 and Level 3, respectively) and $292 million at September 30, 2018 ($128 million and $164 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2019 were decreases of $51 million and $85 million for the three-month and nine-month periods ended September 30, 2019, respectively.  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2018 were decreases of $35 million and $69 million for the three-month and nine-month periods ended September 30, 2018, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $17 million and $32 million at September 30, 2019 and 2018, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2019 and 2018.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. At September 30, 2019, $193 million of capitalized servicing rights required a valuation allowance of approximately $23 million. No stratum of capitalized servicing rights required a valuation allowance at December 31, 2018 or September 30, 2018. Changes in fair value recognized for impairment of capitalized servicing rights were $14 million and $23 million for the three months and nine months ended September 30, 2019, respectively. No changes in fair value were recognized in 2018.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at September 30, 2019 and December 31, 2018:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
September 30, 2019
Recurring fair value measurements
Privately issued mortgage-backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	24,274	Discounted cash flow	Commitment expirations	0%-96% (11%)

December 31, 2018
Recurring fair value measurements
Privately issued mortgage-backed securities	$22	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	7,712	Discounted cash flow	Commitment expirations	0%-95% (13%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement.  Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,818,861	1,818,861	1,765,090	53,771	—
Interest-bearing deposits at banks	12,495,524	12,495,524	—	12,495,524	—
Federal funds sold	200	200	—	200	—
Trading account assets	614,256	614,256	48,724	565,532	—
Investment securities	10,677,583	10,721,588	104,199	10,525,863	91,526
Loans and leases:
Commercial loans and leases	23,201,372	22,844,883	—	—	22,844,883
Commercial real estate loans	34,945,231	34,772,982	—	197,141	34,575,841
Residential real estate loans	16,500,955	16,575,991	—	4,021,885	12,554,106
Consumer loans	15,175,635	15,157,025	—	—	15,157,025
Allowance for credit losses	(1,038,437)	—	—	—	—
Loans and leases, net	88,784,756	89,350,881	—	4,219,026	85,131,855
Accrued interest receivable	340,543	340,543	—	340,543	—
Financial liabilities:
Noninterest-bearing deposits	$(31,766,724)	(31,766,724)	—	(31,766,724)	—
Savings and interest-checking deposits	(55,581,533)	(55,581,533)	—	(55,581,533)	—
Time deposits	(6,203,679)	(6,289,534)	—	(6,289,534)	—
Deposits at Cayman Islands office	(1,561,997)	(1,561,997)	—	(1,561,997)	—
Short-term borrowings	(5,513,896)	(5,513,896)	—	(5,513,896)	—
Long-term borrowings	(7,002,524)	(7,056,344)	—	(7,056,344)	—
Accrued interest payable	(90,623)	(90,623)	—	(90,623)	—
Trading account liabilities	(82,042)	(82,042)	—	(82,042)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$24,274	24,274	—	—	24,274
Commitments to sell real estate loans	(11,912)	(11,912)	—	(11,912)	—
Other credit-related commitments	(130,413)	(130,413)	—	—	(130,413)
Interest rate swap agreements used for interest rate risk management	(6,142)	(6,142)	—	(6,142)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,605,439	1,605,439	1,528,302	77,137	—
Interest-bearing deposits at banks	8,105,197	8,105,197	—	8,105,197	—
Trading account assets	185,584	185,584	46,018	139,566	—
Investment securities	12,692,813	12,631,656	71,989	12,456,467	103,200
Loans and leases:
Commercial loans and leases	22,977,976	22,587,387	—	—	22,587,387
Commercial real estate loans	34,363,556	33,832,558	—	346,775	33,485,783
Residential real estate loans	17,154,446	16,974,545	—	3,920,447	13,054,098
Consumer loans	13,970,499	13,819,545	—	—	13,819,545
Allowance for credit losses	(1,019,444)	—	—	—	—
Loans and leases, net	87,447,033	87,214,035	—	4,267,222	82,946,813
Accrued interest receivable	353,965	353,965	—	353,965	—
Financial liabilities:
Noninterest-bearing deposits	$(32,256,668)	(32,256,668)	—	(32,256,668)	—
Savings and interest-checking deposits	(50,963,744)	(50,963,744)	—	(50,963,744)	—
Time deposits	(6,124,254)	(6,201,957)	—	(6,201,957)	—
Deposits at Cayman Islands office	(811,906)	(811,906)	—	(811,906)	—
Short-term borrowings	(4,398,378)	(4,398,378)	—	(4,398,378)	—
Long-term borrowings	(8,444,914)	(8,385,289)	—	(8,385,289)	—
Accrued interest payable	(95,274)	(95,274)	—	(95,274)	—
Trading account liabilities	(178,125)	(178,125)	—	(178,125)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$7,712	7,712	—	—	7,712
Commitments to sell real estate loans	(6,177)	(6,177)	—	(6,177)	—
Other credit-related commitments	(131,688)	(131,688)	—	—	(131,688)
Interest rate swap agreements used for interest rate risk management	5,530	5,530	—	5,530	—

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

14. Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding.  Certain of these commitments are not included in the Company's consolidated balance sheet.

	September 30,	December 31,
	2019	2018
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,451,328	5,484,197
Commercial real estate loans to be sold	393,397	229,401
Other commercial real estate	8,222,395	7,556,722
Residential real estate loans to be sold	530,093	245,211
Other residential real estate	511,854	219,351
Commercial and other	16,313,801	14,363,803
Standby letters of credit	2,373,846	2,326,991
Commercial letters of credit	38,633	55,808
Financial guarantees and indemnification contracts	3,996,029	3,529,136
Commitments to sell real estate loans	1,350,292	940,692

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $8.9 billion and $8.6 billion at September 30, 2019 and December 31, 2018, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.   Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party.  The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.8 billion and $3.4 billion at September 30, 2019 and December 31, 2018, respectively.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Commitments and contingencies, continued

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation.  When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans.  The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers.  The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2019, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

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

Wilmington Trust, N.A., a wholly owned bank subsidiary of M&T, provides retirement services, including serving in certain trustee roles relating to Employee Stock Ownership Plans (“ESOPs”).  Beginning in 2010, the U.S. Department of Labor (“DOL”) announced that it would increase its focus on ESOP transactions, particularly with regard to valuation issues relating to ESOP transactions.  Beginning in late 2013, Wilmington Trust, N.A. began receiving requests for information and subpoenas relating to certain ESOP transactions for which it acted as trustee.  In June 2016, Wilmington Trust, N.A. received a DOL subpoena seeking information on its global ESOP trustee business. In addition to these investigations, the DOL has commenced three lawsuits against Wilmington Trust, N.A. relating to its role as trustee of three ESOP transactions.  In July 2019, Wilmington Trust, N.A. reached a settlement in principle with the DOL to resolve certain pending DOL ESOP matters.  Although a formal settlement agreement has yet to be prepared and executed, the Company does not expect that the agreed-upon settlement will have a material incremental impact on the Company’s consolidated financial position or results of operations.  Wilmington Trust, N.A. has also been named as a defendant in five private party lawsuits relating to its role as trustee for five ESOP transactions.  Under applicable transaction documents, Wilmington Trust, N.A. may be entitled to indemnification by the ESOP plan sponsors. These matters could result in damages, settlements, penalties, restitution, reputational damage or additional costs and expenses.

M&T and its subsidiaries are subject in the normal course of business to various other pending and threatened legal proceedings and matters in which claims for monetary damages are asserted.  On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  Such expense was $50 million and $135 million during the three months ended March 31, 2019 and 2018, respectively.  To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was estimated to be between $0 and $50 million as of September 30, 2019.  Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Segment information

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

Information about the Company's segments is presented in the following table:

	Three Months Ended September 30
	2019			2018
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$143,741	912	46,147	$138,898	920	43,730
Commercial Banking	282,757	980	132,668	280,671	875	147,910
Commercial Real Estate	238,364	458	131,161	214,266	371	116,386
Discretionary Portfolio	50,871	(10,550)	29,604	53,061	(10,270)	39,723
Residential Mortgage Banking	115,239	19,363	15,846	79,603	15,402	13,289
Retail Banking	432,339	1,808	131,638	427,452	2,862	141,612
All Other	294,358	(12,971)	(6,983)	294,381	(10,160)	23,441
Total	$1,557,669	—	480,081	$1,488,332	—	526,091

	Nine Months Ended September 30
	2019			2018
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$423,830	2,772	131,668	$402,811	2,750	124,455
Commercial Banking	828,357	2,707	388,393	816,566	2,653	399,766
Commercial Real Estate	682,979	1,218	370,288	622,414	1,096	337,380
Discretionary Portfolio	175,764	(29,140)	106,816	162,075	(31,656)	88,575
Residential Mortgage Banking	295,449	51,027	36,429	244,228	46,870	43,637
Retail Banking	1,299,823	7,106	417,198	1,241,468	8,434	408,081
All Other	955,868	(35,690)	(14,709)	899,184	(30,147)	(30,033)
Total	$4,662,070	—	1,436,083	$4,388,746	—	1,371,861

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Segment information, continued

	Average Total Assets
	Nine Months Ended September 30		Year Ended December 31
	2019	2018	2018
	(In millions)

Business Banking	$5,758	5,637	5,631
Commercial Banking	28,089	26,524	26,626
Commercial Real Estate	23,893	22,899	22,885
Discretionary Portfolio	29,355	32,659	32,123
Residential Mortgage Banking	2,444	2,123	2,161
Retail Banking	14,839	13,522	13,656
All Other	14,206	13,312	13,877
Total	$118,584	116,676	116,959
(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $5,579,000 and $5,733,000 for the three-month periods ended September 30, 2019 and 2018, respectively, and $17,471,000 and $15,939,000 for the nine-month periods ended September 30, 2019 and 2018, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

16. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. M&T recognizes income or loss from BLG using the equity method of accounting.  That investment had no remaining carrying value at September 30, 2019 as a result of cumulative losses recognized and cash distributions received in prior years.  Income recognized by M&T is included in other revenues from operations and was not significant during the three-month periods ended September 30, 2019 and 2018. Income recognized during the nine month-periods ended September 30, 2019 and 2018 totaled $37 million and $24 million, respectively.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $2.3 billion and $2.5 billion at September 30, 2019 and December 31, 2018, respectively. Revenues from those servicing rights were $3 million and $4 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $9 million and $11 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $65.1 billion and $56.8 billion at September 30, 2019 and December 31, 2018, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $33 million and $28 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $90 million and $86 million for the nine-month periods ended September 30, 2019 and 2018, respectively. In addition, the Company held $100 million and $113 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2019 and December 31, 2018, respectively, that were securitized by Bayview Financial. At September 30, 2019, the Company held $90 million of Bayview Financial’s $714 million syndicated loan facility.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

17. Recent accounting developments

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

17. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of September 30, 2019
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

January 1, 2020

The Company has completed its second parallel run  of its approach for determining expected credit losses under the new guidance.  The Company’s cross-functional implementation team continues to refine its models and the qualitative framework and to build out the technology platform to support the estimation process. The Company is also completing its documentation and internal controls testing. The Company’s current planned approach for estimating expected credit losses  for loans includes utilizing macro-economic assumptions to project losses over a two-year reasonable and supportable forecast period.  Subsequent to the forecast period, the Company reverts to longer term historical loss experience to estimate expected credit losses over the remaining contractual life.

The Company anticipates an increase to the allowance for credit losses that could range from 5 to 15 percent upon adoption of the standard. The amount of the change will be affected by economic conditions, reasonable forecasts of such conditions and the composition of the Company’s portfolio as of the date of adoption.

The estimated effect on the allowance for credit losses is primarily attributable to increases in reserves for residential mortgage loans and consumer loans, which generally have longer estimated lives as compared to commercial and commercial real estate loans. The allowance for credit losses associated with commercial and commercial real estate loans is expected to remain similar to current levels.  The Company does not expect a material allowance for credit losses on held-to-maturity debt securities as most of this portfolio consists of U.S. Treasury and federal agency securities.

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

17.  Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of September 30, 2019
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

January 1, 2020 Early adoption permitted

The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company expects to implement the guidance on a prospective basis and does not expect the guidance to have a material impact on its consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

17. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of September 30, 2019
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

Overview

M&T Bank Corporation (“M&T”) recorded net income during the third quarter of 2019 of $480 million or $3.47 of diluted earnings per common share, compared with $526 million or $3.53 of diluted earnings per common share in the corresponding quarter of 2018. Net income and diluted earnings per common share during the second quarter of 2019 were $473 million and $3.34, respectively.  Basic earnings per common share were also $3.47 in the recent quarter, compared with $3.54 in the third quarter of 2018 and $3.34 in the second quarter of 2019.  Net income totaled $1.44 billion or $10.16 of diluted and basic earnings per common share for the first nine months of 2019, compared with $1.37 billion or $9.00 of diluted earnings per common share and $9.01 of basic earnings per common share in the similar period of 2018.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2019 was 1.58%, compared with 1.80% in the year-earlier quarter and 1.60% in 2019’s second quarter.  The annualized rate of return on average common shareholders’ equity was 12.73% in the recent quarter, compared with 14.08% in the third quarter of 2018 and 12.68% in the second quarter of 2019.  During the nine-month period ended September 30, 2019, the annualized rates of return on average assets and average common shareholders’ equity were 1.62% and 12.85%, respectively, compared with 1.57% and 12.16%, respectively, in the first nine months of 2018.

During the first quarter of 2019, the Company recognized an expense of $50 million to increase its reserve for legal matters associated with a subsidiary’s role as trustee of Employee Stock Ownership Plans in its Institutional Client Services business. That expense, on an after-tax basis, reduced net income in the initial 2019 quarter by $37 million, or $.27 of diluted earnings per common share. Also during that quarter, M&T realized $37 million of income from Bayview Lending Group LLC (“BLG”), increasing net income in the quarter by $28 million, or $.20 of diluted earnings per common share.  Similarly, during the first quarter of 2018, the Company recognized an expense for legal matters of $135 million in connection with the settlement of a civil litigation matter by a wholly-owned subsidiary of M&T, Wilmington Trust Corporation (“WT Corp.”), that related to periods prior to the acquisition of WT Corp. by M&T. That expense, on an after-tax basis, reduced net income by $102 million or $.68 of diluted earnings per common share in the initial quarter of 2018. Additionally, M&T realized $23 million of income from BLG during 2018’s first quarter, increasing net income in that quarter by $17 million, or $.11 of diluted earnings per common share.

In July 2019, M&T agreed to sell its non-controlling interest in an asset manager obtained in the 2011 acquisition of WT Corp. that had been accounted for using the equity method of accounting and, as a result, as of June 30, 2019 recorded a $48 million charge (reflected in “other costs of operations”) to reduce the carrying value of the investment to its estimated net realizable value. Similar to other active investment managers, the investee entity had experienced a decrease in assets under management and during the second quarter of 2019 the entity’s chief executive and investment officer announced his retirement.  Following that announcement, successor management submitted a proposal to M&T to restructure the organization of the entity. The after-tax impact of the charge was a reduction in net income of $36 million, or $.27 of diluted earnings per common share, during 2019’s second quarter. The sale of M&T’s interest in the asset manager was effective September 30, 2019.

Effective January 1, 2019, the Company adopted new accounting guidance for leases.  The new guidance requires lessees to record a right-of-use asset and a lease liability for all leases with a term greater than twelve months.  The accounting applied by lessors is largely unchanged, however, the guidance eliminates the accounting model for leveraged leases that commence after December 31, 2018.  The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements which, prior to January 1, 2019, were not reflected in its consolidated balance sheet.  As of January 1, 2019, the Company recorded right-of-use assets of $394 million and increased lease liabilities of $399 million in its consolidated balance sheet.  The adoption of the new guidance did not have a material impact on the consolidated statement of income for the three-month or nine-month periods ended September 30, 2019.  For additional information on leases, see notes 3 and 4 of Notes to Financial Statements.

On June 27, 2019, M&T announced its 2019 Capital Plan, which covers the four-quarter period that began on July 1, 2019.  The 2019 Capital Plan, which was reviewed and approved by M&T’s Board of Directors, reflects capital distributions within the amount that M&T can make over the specified period based on the prior approval of the Board of Governors of the Federal Reserve System.  M&T’s 2019 Capital Plan reflects net capital distributions of approximately $1.9 billion, which include common and preferred stock dividends as well as repurchases of M&T’s common stock.  M&T’s Board of Directors may consider an increase in the common stock dividend, at its discretion, during the four-quarter period.  All dividends are subject to declaration by M&T’s Board of Directors.  In July 2019, M&T’s Board of Directors authorized a new stock repurchase plan to repurchase up to $1.635 billion of shares of M&T’s common stock subject to all applicable regulatory limitations.  During the second and third quarters of 2019, M&T repurchased 2,450,000 shares and 1,933,000 shares of its common stock at a total cost of $402 million and $300 million, respectively.  During the third quarter of 2018, M&T repurchased 2,844,159 shares of its common stock at a total cost of $498 million.  In the aggregate, M&T repurchased 6,533,000 shares of its common stock at a total cost of $1.07 billion during the first three quarters of 2019 and 9,235,817 shares for $1.7 billion during the first nine months of 2018.

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

Net operating income totaled $484 million in the third quarter of 2019, compared with $531 million in the year-earlier quarter.  Diluted net operating earnings per common share for the recent quarter were $3.50, compared with $3.56 in the third quarter of 2018. Net operating income and diluted net operating earnings per common share were $477 million and $3.37, respectively, in the second quarter of 2019. For the first nine months of 2019, net operating income and diluted net operating earnings per common share were $1.45 billion and $10.24, respectively, compared with $1.39 billion and $9.10, respectively, in the corresponding 2018 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.66%, compared with 1.89% in the third quarter of 2018 and 1.68% in 2019’s second quarter. Net operating income represented an annualized return on average tangible common equity of 18.85% in the third quarter of 2019, compared with 21.00% in the year-earlier quarter and 18.83% in the second quarter of 2019.  For the first three quarters of 2019, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.70% and 19.07%, respectively, compared with 1.65% and 18.09%, respectively, in the first nine months of 2018.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $1.04 billion in the third quarter of 2019, little changed from the year-earlier quarter. Average earning assets rose 3% to $108.6 billion during the recent quarter from $105.8 billion in the similar 2018 quarter.  That growth was offset by a narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, from 3.88% in 2018’s third quarter to 3.78% in the recent quarter.  The decline in the net interest margin was largely the result of higher rates paid on deposit accounts.  Taxable-equivalent net interest income in the recent quarter declined $12 million, or one percent, from the second quarter of 2019 reflecting a 13 basis point (hundredths of one percent) narrowing of the net interest margin from 3.91% in the prior quarter, largely offset by a $1.1 billion rise in average earning assets.  The narrowing of the net interest margin as compared with 2019’s second quarter was due to lower yields earned on loans and leases that resulted from actions initiated by the Federal Reserve to lower its target

Federal funds rate by .25% increments twice during the recent quarter.  Also contributing to that narrowing were higher rates paid on deposit accounts.  The increases in average earning assets in the recent quarter from the third quarter of 2018 and the second quarter of 2019 resulted from higher average balances of loans and leases and interest-bearing deposits at the Federal Reserve Bank of New York, offset, in part, by lower average investment securities balances.

For the first nine months of 2019, taxable-equivalent net interest income was $3.14 billion, up 4% from $3.03 billion in the corresponding 2018 period.  That increase was primarily attributable to a 10 basis point widening of the net interest margin to 3.91% in the 2019 period from 3.81% in the year-earlier period and a $1.0 billion rise in average earning assets, to $107.4 billion in 2019 from $106.4 billion in 2018.  The widening of the net interest margin resulted from a higher interest rate environment in the 2019 period driven by four .25% increases in the Federal funds target rate during 2018.

Average loans and leases aggregated $90.1 billion in the third quarter of 2019, up $2.9 billion from $87.1 billion in the year-earlier quarter.  Commercial loans and leases averaged $23.3 billion in the third quarter of 2019, $1.6 billion or 8% higher than in the similar 2018 quarter.  Average commercial real estate loans were $35.2 billion in the recent quarter, up $1.4 billion, or 4%, from $33.8 billion in the third 2018 quarter.  Included in average commercial real estate loans in the third quarters of 2019 and 2018 were loans held for sale of $492 million and $497 million, respectively.  Reflecting ongoing repayments of loans obtained in the 2015 acquisition of Hudson City Bancorp, Inc. (“Hudson City”), average residential real estate loans declined $1.3 billion or 7% to $16.7 billion in the third quarter of 2019 from $18.0 billion in the year-earlier quarter.  Included in average residential real estate loans were loans held for sale of $327 million in the recent quarter and $281 million in the third quarter of 2018.  Consumer loans averaged $14.9 billion in the third quarter of 2019, up $1.2 billion, or 9%, from $13.6 billion in the corresponding 2018 quarter, predominantly due to growth in average recreational finance (consisting predominantly of loans secured by recreational vehicles and boats) and automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the recent quarter increased $927 million, or 1%, from $89.2 billion in the second quarter of 2019.  Average commercial loan and lease balances in each of the second and third quarters of 2019 totaled $23.3 billion.  Average commercial real estate loans in the recent quarter increased $432 million, or 1%, from $34.8 billion in the second quarter of 2019.  Commercial real estate loans held for sale averaged $245 million in the second quarter of 2019.  Average balances of residential real estate loans in the recently completed quarter declined $51 million from $16.7 billion in 2019’s second quarter, reflecting the continued pay down of loans obtained in the acquisition of Hudson City.  Average balances of residential real estate loans held for sale were $227 million in the second quarter of 2019. The rate of decline of average residential real estate loan balances from the second quarter to the third quarter of 2019 slowed due to higher levels of such loans that are guaranteed by government-related entities that were repurchased to reduce associated servicing costs.  Those higher repurchases in the recent quarter were associated with additions to the Company’s loan servicing portfolio during 2019.  Additional information about such loans is presented herein under the heading “Provision for Credit Losses.” Average consumer loans in the recent quarter increased $555 million, or 4%, from $14.3 billion in the second quarter of 2019.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2019	2018	2019
	(In millions)

Commercial, financial, etc.	$23,326	8%	—%
Real estate — commercial	35,200	4	1
Real estate — consumer	16,673	(7)	—
Consumer
Home equity lines and loans	4,605	(8)	(2)
Recreational finance	5,078	32	11
Automobile	3,802	6	3
Other	1,394	14	4
Total consumer	14,879	9	4
Total	$90,078	3%	1%

For the first three quarters of 2019, average loans and leases totaled $89.2 billion, up $1.8 billion, or 2%, from $87.4 billion in the year-earlier period.  Contributing to that rise were increases in commercial loans and leases of $1.6 billion, or 7%, commercial real estate loans of $1.1 billion, or 3%, and consumer loans of $972 million, or 7%, partially offset by a decline in residential real estate loans of $1.9 billion, or 10%.

The investment securities portfolio is largely comprised of residential mortgage-backed securities and shorter-term U.S. Treasury and federal agency notes.  When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments.  The investment securities portfolio averaged $11.1 billion in the third quarter of 2019, down $2.4 billion, or 18%, from $13.4 billion in the year-earlier quarter and $1.1 billion lower than the $12.2 billion averaged in the second quarter of 2019.  For the first nine months of 2019 and 2018, investment securities averaged $12.1 billion and $13.9 billion, respectively. The lower average balances in the recent periods reflect maturities of U.S. Treasury notes and pay downs of mortgage-backed securities.  During the first quarter of 2019 and the third quarter of 2018, the Company purchased $500 million and $450 million, respectively, of U.S. Treasury notes.  The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the Federal Reserve Bank of New York.  Those holdings are accounted for at cost and are adjusted based on the amounts of outstanding borrowings and available lines of credit with those entities. There were no other significant purchases of investment securities during the first nine months of 2019 or 2018.

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income.  Net unrealized gains on such equity securities were $4 million in the recent quarter and $9 million in the second 2019 quarter, compared with net unrealized losses of $3 million in the third 2018 quarter.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. There were no significant sales of investment securities during the nine-month periods ended September 30, 2019 or 2018. The amounts of investment securities held by the Company are influenced by such factors as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as “other than temporary.” There were no other-than-temporary impairment charges recognized in either of the nine-month periods ended September 30, 2019 or 2018. Based on management’s assessment of future cash flows associated with individual investment securities as of September 30, 2019, the Company concluded that declines in value below amortized cost associated with individual investment securities were temporary in nature.  A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 2 and 13 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets and federal funds sold.  Those other earning assets in the aggregate averaged $7.5 billion in the third quarter of 2019, compared with $5.3 billion in the year-earlier quarter and $6.2 billion in the second quarter of 2019.  Interest-bearing deposits at banks averaged $7.4 billion, $5.2 billion and $6.1 billion during the three-month periods ended September 30, 2019, September 30, 2018 and June 30, 2019, respectively. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related and commercial deposits, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.

As a result of the changes described herein, average earning assets totaled $108.6 billion in the third quarter of 2019, compared with $105.8 billion in the year-earlier quarter and $107.5 billion in the second 2019 quarter.  Average earning assets totaled $107.4 billion and $106.4 billion during the first nine months of 2019 and 2018, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $88.8 billion in the third quarter of 2019, compared with $86.0 billion in the corresponding 2018 quarter and $86.2 billion in the second quarter of 2019.  The increase in average core deposits in the recent quarter as compared with the third quarter of 2018 and the second quarter of 2019 largely reflected higher mortgage servicing escrow deposits.  The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2019	2018	2019
	(In millions)

Savings and interest-checking deposits	$53,032	7%	4%
Time deposits	5,254	2	(2)
Noninterest-bearing deposits	30,550	(3)	1
Total	$88,836	3%	3%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $1.1 billion in the recent quarter, compared with $663 million in the third quarter of 2018 and $1.2 billion in the second 2019 quarter.  The increases in such deposits since the third quarter of 2018 were predominantly the result of the higher interest rate environment and customers’ desire to earn a higher return on their deposits.  Cayman Islands office deposits averaged $1.5 billion, $407 million and $1.2 billion for the quarters ended September 30, 2019, September 30, 2018 and June 30, 2019, respectively.  The increases in such deposits from the third quarter of 2018 were the result of customers’ desire to sweep their deposit balances into higher earning products.  The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $2.6 billion, $2.2 billion and $2.7 billion during the third quarters of 2019 and 2018 and the second quarter of 2019, respectively.  Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

The Company also uses borrowings from banks, securities dealers, various FHLBs, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less.  Average short-term borrowings totaled $1.2 billion in the third quarter of 2019, compared with $374 million in the year-earlier quarter and $1.3 billion in the second 2019 quarter.  Included in short-term borrowings were unsecured federal funds borrowings, which generally mature on the next business day, that averaged $117 million in the recent quarter, $285 million in the third quarter of 2018 and $323 million in the second quarter of 2019.  Overnight federal funds borrowings totaled $2.6 billion at September 30, 2019, $1.3 billion at September 30, 2018 and $3.2 billion at June 30, 2019. Short-term borrowings from Federal Home Loan Banks averaged $1.0 billion in the recently completed quarter, $35 million in the year-earlier quarter and $890 million in the second 2019 quarter. In general, the higher short-term borrowings were entered into to help ensure compliance with Liquidity Coverage Ratio (“LCR”) requirements and for other liquidity purposes.  The LCR requirements are intended to ensure that banks hold a sufficient amount of “high quality liquid assets” to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. For additional information concerning the LCR rules, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2018 under the heading “Liquidity.” During October 2019, the Federal Reserve and other Federal bank regulators finalized the Tailoring NPRs as described in M&T’s Form 10-K.  Within the final rule, M&T is classified as a Category IV firm and, as such, will no longer be subject to LCR requirements on the effective date of the final rule. However, M&T will continue to remain subject to the internal liquidity stress testing requirements under the Federal Reserve Board’s regulations, which include 30-day and 1-year planning horizons.

Long-term borrowings averaged $7.1 billion in the recent quarter, compared with $9.0 billion in the third quarter of 2018 and $8.3 billion in the second quarter of 2019.  Average balances of outstanding senior unsecured notes were $5.1 billion, $6.1 billion and $5.5 billion during the three-month periods ended September 30, 2019, September 30, 2018 and June 30, 2019, respectively. Also included in average long-term borrowings were amounts borrowed from the FHLBs of New York and Pittsburgh of $2 million in the recent quarter, compared with $577 million in the third quarter of 2018 and $394 million in the second 2019 quarter. The decline in the recent quarter reflects maturities of borrowings during the second quarter of 2019. Subordinated capital notes included in long-term borrowings averaged $1.4 billion in each of the three-month periods ended September 30, 2019, September 30, 2018 and June 30, 2019.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $524 million in the recent quarter, compared with $521 million and $523 million in the third quarter of 2018 and the second 2019 quarter, respectively. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.  Long-term borrowings also included agreements to repurchase securities, which averaged $103 million in the third quarter of 2019, $414 million in the year-earlier quarter and $373 million in the second quarter of 2019.  The repurchase agreement held at September 30, 2019 totaled $102 million and matures in 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase date.

Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.41% in the recent quarter, compared with 3.58% in the third quarter of 2018.  The yield on earning assets during the third quarter of 2019 was 4.51%, up 11 basis points from 4.40% in the year-earlier period, while the rate paid on interest-bearing liabilities increased 28 basis points to 1.10% in the recent quarter from .82% in the corresponding 2018 period.  In the second quarter of 2019, the net interest spread was 3.53%, the yield on earning assets was 4.64% and the rate paid on interest-bearing liabilities was 1.11%. During the recent quarter, the net interest spread narrowed from the year-earlier quarter and the second 2019 quarter.  As compared with the third quarter of 2018, the effect of increases in short-term interest rates initiated by the Federal Reserve during 2018 contributed to higher yields on loans and leases and rates on interest-bearing deposits.  During the third quarter of 2019, decreases in short-term interest rates initiated by the Federal Reserve of .25% in each of July and September contributed to reduced yields on loans and leases as compared with the second quarter of 2019, resulting in a 13 basis point narrowing of those yields in the recent quarter. On October 30, 2019, the Federal Reserve initiated an additional .25% reduction in short-term interest rates. In addition, the rate paid on interest-bearing deposits increased from the second 2019 quarter by 5 basis points.  The rise in the rate paid on interest-bearing deposits in the recent quarter was largely associated with mortgage escrow deposits, in conjunction with growth in residential mortgage servicing activities.  The rates paid on those deposits are often indexed to the federal funds rate or LIBOR, and are higher than the rates paid on most other savings and interest-checking accounts. For the first nine months of 2019, the net interest spread was 3.53%, compared with 3.54% in the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the first nine months of 2019 were 4.62% and 1.09%, respectively, compared with 4.26% and .72%, respectively, in the initial nine months of 2018.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $36.8 billion in the third quarter of 2019, compared with $38.6 billion in the year-earlier quarter and $36.7 billion in the second 2019 quarter.  The decreases in average net interest-free funds in the two most recent quarters as compared with the third quarter of 2018 largely reflect lower average balances of noninterest-bearing deposits.  Those deposits averaged $30.6 billion, $31.5 billion and $30.1 billion in the quarters ended September 30, 2019, September 30, 2018 and June 30, 2019, respectively.  The decline in such balances in the recent quarter as compared with the third quarter of 2018 was largely due to lower levels of deposits of commercial customers. During the first nine months of 2019 and 2018, average net interest-free funds aggregated $36.9 billion and $38.8 billion, respectively. Shareholders’ equity averaged $15.8 billion during the recent quarter, $15.5 billion during the third quarter of 2018 and $15.6 billion during the three-month period ended June 30, 2019.  Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of those quarters. The cash surrender value of bank owned life insurance averaged $1.8 billion in each of the quarters ended September 30, 2019, September 30, 2018 and June 30, 2019.  Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .37% in the third quarter of 2019, compared with .30% and .38% in the third quarter of 2018 and second quarter of 2019, respectively. The increased contribution of net interest-free funds to net interest margin in the two most recent quarters as compared with the third 2018 quarter reflects the higher rates on interest-bearing liabilities used to value net interest-free funds. The contribution of net interest-free funds for the first nine months of 2019 and 2018 was .38% and .27%, respectively.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.78% in the third quarter of 2019, compared with 3.88% in the year-earlier period and 3.91% in the second quarter of 2019.  During the first nine months of 2019 and 2018, the net interest margin was 3.91% and 3.81%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $17.2 billion (excluding $30.3 billion of forward-starting swap agreements) at September 30, 2019, $8.1 billion (excluding $7.7 billion of forward-starting swap agreements) at September 30, 2018, $7.3 billion (excluding $12.6 billion of forward-starting swap agreements) at December 31, 2018 and $17.8 billion (excluding $21.4 billion of forward-starting swap agreements) at June 30, 2019. Under the terms of those interest rate swap agreements, the Company receives payments based on the outstanding notional amount at fixed rates and makes payments at variable rates. Interest rate swap agreements serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans had notional amounts of $13.4 billion at each of September 30, 2019 and June 30, 2019, compared with $2.85 billion at each of September 30, 2018 and December 31, 2018.  Interest rate swap agreements serving as fair value hedges of fixed rate long-term borrowings had notional values of $3.8 billion at September 30, 2019, $5.2 billion at September 30, 2018 and $4.45 billion at December 31, 2018.

The Company has entered into forward-starting interest rate swap agreements to effectively extend the term of and maintain a set maturity profile for its interest rate swap agreements serving as cash flow hedges, and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges. The amounts of hedge ineffectiveness recognized during each of the quarters ended September 30, 2019, September 30, 2018 and June 30, 2019 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 11 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.41% and 2.17%, respectively, at September 30, 2019.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 11 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended September 30
.	2019		2018
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$4,483	.02%	$(4,181)	(.02)%
Interest expense	3,340	.02	4,016	.02
Net interest income/margin	$1,143	—%	$(8,197)	(.03)%
Average notional amount (c)	$17,319,565		$7,952,174
Rate received (b)		2.39%		2.06%
Rate paid (b)		2.37%		2.47%

	Nine Months Ended September 30
	2019		2018
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(6,693)	(.01)%	$(7,650)	(.01)%
Interest expense	16,068	.03	4,819	.01
Net interest income/margin	$(22,761)	(.02)%	$(12,469)	(.01)%
Average notional amount (c)	$15,944,505		$7,712,454
Rate received (b)		2.35%		2.05%
Rate paid (b)		2.54%		2.27%
(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the period.

In addition to interest rate swap agreements, the Company has entered into interest rate floor agreements that are accounted for in the trading account rather than as hedging instruments but, nevertheless, provide the Company with protection against the possibility of future declines in interest rates on earning assets.  At each of September 30, 2019, and December 31, 2018, outstanding notional amounts of such agreements totaled $15.6 billion. The fair value of those interest rate floor agreements was $1.4 million at September 30, 2019, $574 thousand at September 30, 2018 and $1.9 million at December 31, 2018 and was included in trading account assets in the consolidated balance sheet.  Changes in the fair value of those agreements are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk.  Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The most significant source of funding for the Company is deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of acquisitions and expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others.  The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings.  M&T’s bank subsidiaries have access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities.  The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes.  The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios.  The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital.  At September 30, 2019 and December 31, 2018, long-term borrowings aggregated $7.0 billion and $8.4 billion, respectively.  The decline in long-term borrowings reflects maturities of FHLB borrowings, senior notes and repurchase agreements.

The Company has informal and sometimes reciprocal sources of funding available through various arrangements for unsecured short-term borrowings from other banks and financial institutions.  Short-term federal funds borrowings were $2.6 billion, $1.3 billion and $137 million at September 30, 2019, September 30, 2018 and December 31, 2018, respectively.  In general, those borrowings were unsecured and matured on the next business day.  Short-term borrowings from the FHLB totaled $2.9 billion and $4.2 billion at September 30, 2019 and December 31, 2018, respectively.  There were no such borrowings at September 30, 2018.  The amount of short-term borrowings often fluctuates in conjunction with the Company’s management of its liquidity position, including compliance with LCR requirements.  Cayman Islands office deposits are generally used to satisfy customer demand via a deposit sweep product, and may also be used as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $1.6 billion at September 30, 2019, $447 million at September 30, 2018 and $812 million at December 31, 2018.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $2.7 billion at September 30, 2019, $2.6 billion at September 30, 2018 and $3.0 billion at December 31, 2018.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at September 30, 2019 or December 31, 2018.  The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $838 million at September 30, 2019, compared with $882 million at September 30, 2018 and $793 million at December 31, 2018.  M&T Bank also serves as remarketing agent for most of those bonds.

The Company enters into contractual obligations in the normal course of business that require future cash payments.  Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments.  Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans.  Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.  Further discussion of these commitments is provided in note 14 of Notes to Financial Statements.

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at September 30, 2019 approximately $577 million was available for payment of dividends to M&T from bank subsidiaries.  M&T also may obtain funding through long-term borrowings.  Outstanding senior notes of M&T at September 30, 2019 and December 31, 2018 were $775 million and $756 million, respectively.  Junior subordinated debentures of M&T associated with trust preferred securities outstanding at September 30, 2019 and December 31, 2018 totaled $524 million and $522 million, respectively.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business.  Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. The Company is in compliance with the requirements of the LCR rules enacted by banking regulators.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At September 30, 2019, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $17.2 billion.  In addition, the Company has entered into $30.3 billion of forward-starting interest rate swap agreements that will become effective as other swap agreements mature.

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

The accompanying table as of September 30, 2019 and December 31, 2018 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	September 30, 2019	December 31, 2018
	(In thousands)

+200 basis points	$74,403	37,513
+100 basis points	48,594	36,727
-100 basis points	(103,842)	(114,307)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income.  The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities.  In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario.  In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain positive on all points of the yield curve.  The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The sensitivity of net interest income to changes in interest rates has lessened as of September 30, 2019 as compared with December 31, 2018 as the Company has entered into interest rate swap agreements to mitigate exposure to declining interest rates.  The Company has also entered into interest rate floor agreements that are included in the trading account.  Such floor agreements provide the Company with protection against the possibility of future declines in interest rates on its earning assets.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table are not considered significant to the Company’s past or projected net interest income.

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets.  That impact is most notable on the values assigned to some of the Company’s investment securities.  Information about the fair valuation of investment securities is presented herein under the heading “Capital” and in notes 2 and 13 of Notes to Financial Statements.

The Company engages in limited trading account activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans.  Financial instruments utilized for trading account activities consist predominantly of interest rate contracts, such as interest rate swap agreements, and forward and futures contracts related to foreign currencies.  The Company generally mitigates the foreign currency and interest rate risk associated with trading account activities by entering into offsetting trading positions that are also included in the trading account.  The fair values of trading account positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 11 of Notes to Financial Statements.  The amounts of gross and net trading account positions, as well as the type of trading account activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors.  However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading account activities.

The notional amounts of interest rate contracts entered into for trading account purposes totaled $47.6 billion at September 30, 2019, $40.3 billion at September 30, 2018 and $42.9 billion at December 31, 2018. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $843 million at September 30, 2019, compared with $869 million at September 30, 2018 and $763 million at December 31, 2018.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet were $614 million and $82 million, respectively, at September 30, 2019 and $186 million and $178 million, respectively, at December 31, 2018.  The increase in the fair value of trading account assets at September 30, 2019 reflects the impact of declining rates on the fair value of interest rate swap agreements executed with customers. The fair value asset and liability amounts at September 30, 2019 have been reduced by contractual settlements of $17 million and $391 million, respectively, and at December 31, 2018 have been reduced by contractual settlements of $171 million and $50 million, respectively.  Included in trading account assets were assets related to deferred compensation plans aggregating $21 million at each of September 30, 2019 and December 31, 2018, and $22 million at September 30, 2018.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at September 30, 2019 were $25 million of liabilities related to deferred compensation plans, compared with $27 million at September 30, 2018 and $25 million at December 31, 2018.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $28 million at September 30, 2019, $26 million at September 30, 2018 and $25 million at December 31, 2018.

Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s trading account activities.  Additional information about the Company’s use of derivative financial instruments in its trading account activities is included in note 11 of Notes to Financial Statements.

Provision for Credit Losses

The Company maintains an allowance for credit losses that in management’s judgment appropriately reflects losses inherent in the loan and lease portfolio.  A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the third quarter of 2019 was $45 million, compared with $16 million in the year-earlier quarter and $55 million in the second quarter of 2019.  For the nine-month period ended September 30, 2019 and 2018, the provision for credit losses totaled $122 million and $94 million, respectively.  Net charge-offs of loans were $36 million in the recent quarter, compared with $16 million and $44 million in the third quarter of 2018 and the second quarter of 2019, respectively.  Net charge-offs as an annualized percentage of average loans and leases were .16% in the recent quarter, .07% in the year-earlier quarter and .20% in the second quarter of 2019.  Net charge-offs for the nine-month periods ended September 30, 2019 and 2018 were $103 million and $92 million, respectively, representing an annualized .15% and .14%, respectively, of average loans and leases.  A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2019
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$706	10,102	8,948	19,756
Real estate:
Commercial	(543)	9,200	(549)	8,108
Residential	1,542	1,749	1,210	4,501
Consumer	20,402	23,419	26,821	70,642
	$22,107	44,470	36,430	103,007

	2018
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$9,758	8,491	4,669	22,918
Real estate:
Commercial	1,143	3,111	(12,636)	(8,382)
Residential	2,844	2,166	1,683	6,693
Consumer	26,782	21,655	22,044	70,481
	$40,527	35,423	15,760	91,710

Reflected in net recoveries of commercial real estate loans in the third quarter of 2018 was a $13 million recovery of a previously charged-off loan associated with a hotel property. Included in net charge-offs of consumer loans were: automobile loans of $7 million in each of the third quarters of 2019 and 2018 and $6 million in the second quarter of 2019; recreational finance loans of $7 million in the third quarter of 2019 and $5 million in each of the year-earlier quarter and the second 2019 quarter; and home equity loans and lines of credit secured by one-to-four family residential properties of $2 million in the recent quarter and $1 million in each of last year’s third quarter and the second quarter of 2019.

Loans acquired in connection with acquisition transactions subsequent to 2008 were recorded at fair value with no carry-over of any previously recorded allowance for credit losses.  Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans and discounting those cash flows at then-current interest rates.  For acquired loans where fair value was less than outstanding principal as of the acquisition date and the resulting discount was due, at least in part, to credit deterioration, the excess of expected cash flows over the carrying value of the loans is recognized as interest income over the lives of loans.  The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable balance and is not recorded on the consolidated balance sheet.  The nonaccretable balance reflects estimated future credit losses and other contractually required payments that the Company does not expect to collect.  The Company regularly evaluates the reasonableness of its cash flow projections associated with such loans, including its estimates of lifetime principal losses. Any decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of loan balances.  Any significant increases in expected cash flows result in additional interest income to be recognized over the then-remaining lives of the loans.  The carrying amount of loans acquired at a discount subsequent to 2008 and accounted for based on expected cash flows was $621 million, $797 million and $727 million at September 30, 2019, September 30, 2018 and December 31, 2018, respectively.  The nonaccretable balance related to remaining principal losses associated with loans acquired at a discount as of September 30, 2019 and December 31, 2018 is presented in the accompanying table.

NONACCRETABLE BALANCE - PRINCIPAL

	Remaining balance
	September 30, 2019	December 31, 2018
	(In thousands)

Commercial, financial, leasing, etc.	$754	3,106
Commercial real estate	2,317	7,545
Residential real estate	16,384	25,817
Consumer	988	6,099
Total	$20,443	42,567

For acquired loans where the fair value exceeded the outstanding principal balance, the resulting premium is recognized as a reduction of interest income over the lives of the loans. Immediately following the acquisition date and thereafter, an allowance for credit losses is recorded for incurred losses inherent in the portfolio, consistent with the accounting for originated loans and leases. The carrying amount of loans acquired in 2015 at a premium was $7.9 billion and $9.3 billion at September 30, 2019 and December 31, 2018, respectively. GAAP does not allow the credit loss component of the net premium associated with those loans to be bifurcated and accounted for as a nonaccreting balance as is the case with purchased impaired loans and other loans acquired at a discount.  Rather, subsequent to the acquisition date, incurred losses associated with those loans are evaluated using methods consistent with those applied to originated loans and such losses are considered by management in evaluating the Company’s allowance for credit losses.

Nonaccrual loans were $1.01 billion or 1.12% of total loans and leases outstanding at September 30, 2019, compared with $871 million or 1.00% a year earlier, $894 million or 1.01% at December 31, 2018 and $865 million or .96% at June 30, 2019.  The higher balance at September 30, 2019 reflects the addition of a commercial loan for $119 million to a wholesale distributor.

Accruing loans past due 90 days or more (excluding loans acquired at a discount) aggregated $461 million, or .51% of total loans and leases at September 30, 2019, compared with $254 million or .29% at September 30, 2018, $223 million or .25% at December 31, 2018 and $349 million or .39% at June 30, 2019.  Those amounts included loans guaranteed by government-related entities of $434 million, $195 million, $192 million and $320 million at September 30, 2019, September 30, 2018, December 31, 2018 and June 30, 2019, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance to investors principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $410 million at September 30, 2019, $169 million a year earlier, $165 million at December 31, 2018 and $300 million at June 30, 2019.  The increase in such loans at the recent quarter-end and at June 30, 2019 as compared with the prior dates resulted from repurchases of loans associated with the servicing the Company added in 2019.  The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Purchased impaired loans are loans obtained in acquisition transactions subsequent to 2008 that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments.  Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continues to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The carrying amount of such loans was $253 million at September 30, 2019 or .3% of total loans, compared with $326 million at September 30, 2018 and $303 million at December 31, 2018.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance.  Such loans aggregated $177 million at September 30, 2019 and $179 million at each of September 30 and December 31, 2018.

Commercial loans and leases classified as nonaccrual were $383 million, $235 million, $234 million and $224 million at September 30, 2019, September 30, 2018, December 31, 2018 and June 30, 2019, respectively. The increase in such loans in the recent quarter as compared with the prior dates was due largely to a $119 million addition of a loan to a wholesale distributor. The classification of that loan was the factor leading to the net increase in the allowance for credit losses for individually evaluated commercial loans and leases  as of September 30, 2019 presented in note 3 of Notes to Financial Statements as compared with June 30, 2019 and December 31, 2018.  Commercial real estate loans in nonaccrual status totaled $221 million, $229 million, $231 million and $242 million at September 30, 2019, September 30, 2018, December 31, 2018 and June 30, 2019, respectively. Nonaccrual commercial real estate loans included construction-related loans of $36 million at September 30, 2019, $22 million at September 30, 2018, $27 million at December 31, 2018 and $39 million at June 30, 2019.

Nonaccrual residential real estate loans aggregated $305 million at September 30, 2019, compared with $310 million at September 30, 2018, $318 million at December 31, 2018 and $298 million at June 30, 2019.  Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $82 million at each of September 30, 2019 and 2018, $85 million at December 31, 2018 and $88 million at June 30, 2019.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans.  Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount) aggregated $440 million at September 30, 2019, compared with $194 million at September 30, 2018, $190 million at December 31, 2018 and $322 million at June 30, 2019.  A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities, including the previously disclosed repurchases of loans associated with servicing that the Company added in 2019. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2019 is presented in the accompanying table.

Consumer loans in nonaccrual status amounted to $96 million at September 30, 2019, compared with $97 million at September 30, 2018, $110 million at December 31, 2018 and $101 million at June 30, 2019.  Included in nonaccrual consumer loans at September 30, 2019, September 30, 2018, December 31, 2018 and June 30, 2019 were: automobile loans of $21 million, $21 million, $23 million and $20 million, respectively; recreational finance loans of $12 million, $8 million, $11 million and $11 million, respectively; and outstanding balances of home equity loans and lines of credit of $60 million, $66 million, $71 million and $67 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2019 is presented in the accompanying table.

Information about past due and nonaccrual loans as of September 30, 2019 and December 31, 2018 is also included in note 3 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	September 30, 2019			September 30, 2019
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$4,907,185	$71,216	1.45%	$(264)	(.02%)
Pennsylvania	1,159,641	14,739	1.27	179	.06
Maryland	1,110,537	11,530	1.04	62	.02
New Jersey	3,231,053	56,462	1.75	195	.02
Other Mid-Atlantic (a)	1,002,556	7,816	.78	12	—
Other	2,802,555	60,563	2.16	570	.08
Total	$14,213,527	$222,326	1.56%	$754	.02%
Residential construction loans:
New York	$27,137	$147	.54%	$—	—%
Pennsylvania	9,375	240	2.56	—	—
Maryland	9,163	—	—	—	—
New Jersey	12,970	—	—	—	—
Other Mid-Atlantic (a)	19,252	830	4.31	—	—
Other	11,335	23	.20	(2)	(.10)
Total	$89,232	$1,240	1.39%	$(2)	(.01%)
Limited documentation first mortgages:
New York	$972,924	$31,136	3.20%	$(29)	(.01%)
Pennsylvania	48,217	5,401	11.20	20	.16
Maryland	26,331	2,526	9.59	(61)	(.89)
New Jersey	821,288	23,436	2.85	478	.22
Other Mid-Atlantic (a)	22,729	984	4.33	—	—
Other	306,707	18,196	5.93	50	.06
Total	$2,198,196	$81,679	3.72%	$458	.08%
First lien home equity loans and lines of credit:
New York	$1,135,087	$13,929	1.23%	$370	.13%
Pennsylvania	691,468	7,706	1.11	297	.17
Maryland	569,742	5,898	1.04	334	.23
New Jersey	69,861	625	.89	(2)	(.01)
Other Mid-Atlantic (a)	187,929	2,305	1.23	(1,432)	(2.97)
Other	33,518	1,354	4.04	43	.51
Total	$2,687,605	$31,817	1.18%	$(390)	(.06%)
Junior lien home equity loans and lines of credit:
New York	$696,024	$14,665	2.11%	$248	.14%
Pennsylvania	260,631	2,541	.97	71	.11
Maryland	542,698	6,642	1.22	219	.16
New Jersey	97,883	1,165	1.19	1,453	5.80
Other Mid-Atlantic (a)	246,857	1,905	.77	105	.17
Other	42,165	875	2.08	354	3.33
Total	$1,886,258	$27,793	1.47%	$2,450	.51%
Limited documentation junior lien:
New York	$577	$—	—%	$71	48.68%
Pennsylvania	266	—	—	—	—
Maryland	1,198	—	—	(29)	(9.53)
New Jersey	241	59	24.48	112	144.52
Other Mid-Atlantic (a)	539	33	6.12	—	—
Other	3,108	213	6.85	(2)	(.35)
Total	$5,929	$305	5.14%	$152	9.96%
(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $80 million at September 30, 2019, compared with $87 million at September 30, 2018, $78 million at December 31, 2018 and $73 million at June 30, 2019.  Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended September 30, 2019, September 30, 2018 or June 30, 2019. At September 30, 2019, the Company’s holdings of residential real estate-related properties comprised approximately 88% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENOGIATED AND IMPAIRED LOAN DATA

	2019 Quarters			2018 Quarters
	Third	Second	First	Fourth	Third
	(Dollars in thousands)

Nonaccrual loans	$1,005,249	865,384	881,611	893,608	870,832
Real estate and other foreclosed assets	79,735	72,907	81,335	78,375	87,333
Total nonperforming assets	$1,084,984	938,291	962,946	971,983	958,165
Accruing loans past due 90 days or more(a)	$461,162	348,725	244,257	222,527	254,360
Government guaranteed loans included in totals above:
Nonaccrual loans	$43,144	36,765	35,481	34,667	33,570
Accruing loans past due 90 days or more	434,132	320,305	194,510	192,443	195,450
Renegotiated loans	$240,781	254,332	267,952	245,367	242,892
Acquired accruing loans past due 90 days or more(b)	$40,733	43,079	43,995	39,750	44,223
Purchased impaired loans(c):
Outstanding customer balance	$453,382	473,834	495,163	529,520	572,979
Carrying amount	253,496	263,025	278,783	303,305	325,980

Nonaccrual loans to total loans and leases, net of unearned discount	1.12%	.96%	.99%	1.01%	1.00%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.21%	1.04%	1.09%	1.10%	1.10%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.51%	.39%	.28%	.25%	.29%

(a)Excludes loans acquired at a discount.  Predominantly residential real estate loans.

(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

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

Management cautiously and conservatively evaluated the allowance for credit losses as of September 30, 2019 in light of: (i) residential real estate values and the level of delinquencies of loans secured by residential real estate; (ii) economic conditions in the markets served by the Company; (iii) slower growth in private sector employment in upstate New York and central Pennsylvania than in other regions served by the Company and nationally; (iv) the significant subjectivity involved in commercial real estate valuations; and (v) the amount and type of loan growth experienced by the Company.  While there has been general improvement in economic conditions in recent years, concerns exist about the ongoing sustainability of such improvements; the volatile nature of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 53% of the Company’s loans and leases are to customers in New York State and Pennsylvania).

The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans.  Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans totaled $2.6 billion at September 30, 2019, compared with $2.3 billion at September 30, 2018, $2.7 billion at December 31, 2018 and $2.8 billion at June 30, 2019.  The increase in criticized loans from September 30, 2018 to December 31, 2018 reflected loans to three customers each operating in different industries and geographic regions, that were added to this classification in the fourth quarter of 2018.  The decline in criticized loans from June 30, 2019 to September 30, 2019 reflects paydowns and upgrades to such loans (largely commercial real estate loans) resulting from improvement in the borrowers’ financial condition. Given payment performance, amount of supporting collateral, and, in certain instances, the existence of loan guarantees, the Company still expects to collect the full outstanding principal balance on most criticized loans.

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

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At September 30, 2019, approximately 59% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 61% (or approximately 24% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At September 30, 2019, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $2 million, compared with $9 million at September 30, 2018, $10 million at December 31, 2018 and $5 million at June 30, 2019.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2019, approximately 82% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 25% were making contractually allowed payments that do not include any repayment of principal.

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

In determining the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses inherent in other loans and leases. In quantifying incurred losses, the Company considers the factors and uses the techniques described herein and in note 3 of Notes to Financial Statements. For purposes of determining the level of the allowance for credit losses, the Company segments its loan and lease portfolio by loan type. The amount of specific loss components in the Company’s loan and lease portfolios is determined through a loan-by-loan analysis of commercial loans and commercial real estate loans in nonaccrual status. Measurement of the specific loss components is typically based on expected future cash flows, collateral values or other factors that may impact the borrower’s ability to pay. Losses associated with residential real estate loans and consumer loans are generally determined by reference to recent charge-off history and are evaluated (and adjusted if deemed appropriate) through consideration of other factors including near-term forecasted loss estimates developed by the Company’s credit department. These forecasts give consideration to overall borrower repayment performance and current geographic region changes in collateral values using third party published historical price indices or automated valuation methodologies. With regard to collateral values, the realizability of such values by the Company contemplates repayment of any first lien position prior to recovering amounts on a junior lien position. Approximately 41% of the

Company’s home equity portfolio consists of junior lien loans and lines of credit. Except for consumer loans and residential real estate loans that are considered smaller balance homogeneous loans and are evaluated collectively and loans obtained at a discount in acquisition transactions, the Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more and has been placed in nonaccrual status. Those impaired loans are evaluated for specific loss components.  Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Loans less than 90 days delinquent are deemed to have a minimal delay in payment and are generally not considered to be impaired. For loans acquired at a discount, the impact of estimated future credit losses represents the predominant difference between contractually required payments and the cash flows expected to be collected. Subsequent decreases to those expected cash flows require the Company to evaluate the need for an additional allowance for credit losses and could lead to charge-offs of acquired loan balances. Additional information regarding the Company’s process for determining the allowance for credit losses is included in note 3 of Notes to Financial Statements.

Management believes that the allowance for credit losses at September 30, 2019 appropriately reflected credit losses inherent in the portfolio as of that date.  The allowance for credit losses totaled $1.04 billion at September 30, 2019 and $1.02 billion at each of September 30, 2018 and December 31, 2018.  As a percentage of loans and leases outstanding, the allowance was 1.16% at September 30, 2019, 1.18% at September 30, 2018 and 1.15% at December 31, 2018.  The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein.  Should the various credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses inherent in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods.  The ratio of the allowance for credit losses to nonaccrual loans was 103% at September 30, 2019, 117% at September 30, 2018 and 114% at December 31, 2018.  Given the Company’s general position as a secured lender and its practice of charging-off loan balances when collection is deemed doubtful, that ratio and changes in that ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses. The level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $528 million in the third quarter of 2019, compared with $459 million in the year-earlier quarter and $512 million in the second quarter of 2019. The recent quarter’s improvement as compared with the third quarter of 2018 reflected higher mortgage banking revenues, trust income, and trading account and foreign exchange gains.  A rise in mortgage banking revenues in the recent quarter was the main factor contributing to the increase from 2019’s second quarter.

Mortgage banking revenues were $137 million in the recent quarter, compared with $88 million in the third quarter of 2018 and $107 million in the second quarter of 2019.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $88 million in the third quarter of 2019, compared with $59 million in the year-earlier quarter and $72 million in 2019’s second quarter. The higher revenues in the recent quarter as compared with the prior quarters resulted from increased servicing income and higher gains associated with loans held for sale.

New commitments to originate residential real estate loans to be sold were approximately $835 million in the recent quarter, compared with $545 million in the third quarter of 2018 and $723 million in the second 2019 quarter. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $23 million in the third quarter of 2019, $12 million in the year-earlier quarter and $13 million in the second quarter of 2019.

Loans held for sale that were secured by residential real estate aggregated $391 million at September 30, 2019, $258 million at September 30, 2018 and $205 million at December 31, 2018.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $759 million and $530 million, respectively, at September 30, 2019, compared with $459 million and $308 million, respectively, at September 30, 2018 and $364 million and $245 million, respectively, at December 31, 2018.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $12 million and $10 million at September 30, 2019 and September 30, 2018, respectively, compared with $7 million at December 31, 2018. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenues of $2 million in each of the second and third quarters of 2019 and a net decrease in revenues of $1 million in the third quarter of 2018.

Revenues from servicing residential real estate loans for others were $65 million in the quarter ended September 30, 2019, compared with $47 million and $59 million during the quarters ended September 30, 2018 and June 30, 2019, respectively.  Residential real estate loans serviced for others totaled $98.3 billion at September 30, 2019, $82.7 billion at September 30, 2018, $79.1 billion at December 31, 2018 and $102.9 billion at June 30, 2019. On January 31, 2019, the Company purchased servicing rights for residential real estate loans that had outstanding principal balances of $13.1 billion.  The purchase price of such servicing rights was approximately $145 million. Capitalized residential mortgage servicing assets aggregated $226 million at September 30, 2019 (net of a $23 million valuation allowance), $121 million at each of September 30, 2018 and December 31, 2018 and $245 million at June 30, 2019 (net of a $9 million valuation allowance).  A provision for impairment of capitalized residential mortgage servicing rights of $14 million was recorded in the recent quarter, resulting from changes in the estimated fair value of capitalized mortgage servicing rights that reflected the impact of lower interest rates on the expected rate of residential mortgage loan prepayments. A similar provision was recorded in the second quarter of 2019 for $9 million. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $65.1 billion, $60.3 billion, $56.8 billion and $68.7 billion at September 30, 2019, September 30, 2018, December 31, 2018 and June 30, 2019, respectively. Revenues earned for sub-servicing loans totaled $33 million for the three months ended September 30, 2019, compared with $28 million in the year-earlier period and $29 million in the second quarter of 2019.  The Company added approximately $7.9 billion to its residential real estate loan sub-servicing portfolio on April 2, 2019. In addition, on June 4, 2019, an additional $8.7 billion of residential real estate loans were added to the Company’s sub-servicing portfolio. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $49 million in the recent quarter, compared with $29 million and $35 million in the third quarter of 2018 and the second quarter of 2019, respectively.  Included in such amounts were revenues from loan origination and sales activities of $32 million in the third quarter of 2019, $15 million in the year-earlier quarter and $21 million in the second quarter of 2019. Commercial real estate loans originated for sale to other investors were approximately $1.5 billion in the recent quarter, compared with $920 million in the third quarter of 2018 and $1.1 billion in the second 2019 quarter. Loan servicing revenues totaled $17 million in the recent quarter and $14 million in each of the third quarter of 2018 and the second quarter of 2019. Capitalized commercial mortgage servicing assets were $128 million at September 30, 2019 and $115 million at each of September 30, 2018 and December 31, 2018. Commercial real estate loans serviced for other investors totaled $20.5 billion at September 30, 2019, $17.7 billion a year earlier and $18.2 billion at December 31, 2018 and included $3.8 billion, $3.3 billion and $3.4 billion, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $591 million and $393 million, respectively, at September 30, 2019, $536 million and $154 million, respectively, at September 30, 2018 and $577 million and $229 million, respectively, at December 31, 2018. Commercial real estate loans held for sale at September 30, 2019, September 30, 2018 and December 31, 2018 were $197 million, $381 million and $347 million, respectively.

Service charges on deposit accounts were $111 million and $109 million in the third quarters of 2019 and 2018, respectively, and $108 million in the second quarter of 2019.

Trust income includes fees related to two significant businesses.  The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income aggregated $144 million in each of the second and third quarters of 2019, compared with $134 million in the third quarter of 2018.  Revenues associated with the ICS business were approximately $79 million, $67 million and $77 million during the quarters ended September 30, 2019, September 30, 2018 and June 30, 2019, respectively. The higher revenues in the two most recent quarters reflect the impact of sales activities and higher retirement services income from growth in collective fund balances. Revenues attributable to WAS totaled approximately $57 million, $58 million and $60 million for the three-month periods ended September 30, 2019, September 30, 2018 and June 30, 2019, respectively.  The higher revenue in 2019’s second quarter reflected annual tax service fees earned for assisting customers with their tax filings. Trust assets under management were $107.0 billion, $87.8 billion and $97.6 billion at September 30, 2019, September 30, 2018 and June 30, 2019, respectively. The higher balance at September 30, 2019 largely reflects growth in the ICS business. Trust assets under management include the Company’s proprietary mutual funds’ assets of $12.3 billion, $10.2 billion and $11.8 billion at September 30, 2019, September 30, 2018 and June 30, 2019, respectively.  Additional trust income from investment management activities was $8 million during each of the quarters ended September 30, 2019 and September 30, 2018, compared with $7 million during the quarter ended June 30, 2019, and is predominantly comprised of fees earned from retail customer investment accounts. The Company’s trust income from the previously noted affiliated asset manager was not material during any of the quarters referenced herein. In July 2019, the Company entered into an agreement to sell its non-controlling interest in that entity. The sale was closed effective September 30, 2019. Assets managed by the affiliated manager totaled $3.8 billion at June 30, 2019, $5.6 billion at September 30, 2018 and $4.2 billion at December 31, 2018.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $12 million in each of the third quarters of 2019 and 2018 and the second quarter of 2019.  Trading account and foreign exchange activity resulted in gains of $16 million and $6 million during the quarters ended September 30, 2019 and 2018, respectively, and $18 million in the second 2019 quarter.  The higher level of such gains in the two most recent quarters as compared with the third quarter of 2018 reflects increased gains related to interest rate swap transactions executed on behalf of commercial customers. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 11 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net gains on investment securities of $4 million and $9 million in the third and second quarters of 2019, respectively, compared with losses of $3 million in the third quarter of 2018, consisting predominantly of unrealized gains and losses on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations were $104 million in the third quarter of 2019, compared with $114 million in the corresponding 2018 period and $113 million in the second quarter of 2019. The recent quarter’s decline as compared with the year-earlier quarter reflected lower letter of credit and other credit-related fees, including loan syndication fees. As compared with the second quarter of 2019, lower insurance-related fees and bank owned life insurance income contributed to the recent quarter’s decline.  Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $28 million in the recent quarter, compared with $36 million in the year-earlier quarter and $29 million in the second quarter of 2019.  Revenues from merchant discount and credit card fees were $31 million in each of the third and second quarters of 2019, compared with $30 million in 2018’s third quarter. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million in the third quarter of 2019 and $14 million in each of the third quarter of 2018 and the second quarter of 2019. Insurance-related sales commissions and other revenues totaled $10 million in the recently completed quarter, compared with $11 million and $12 million in 2018’s third quarter and the second 2019 quarter, respectively.

Other income aggregated $1.54 billion during the first nine months of 2019, compared with $1.38 billion in the first three quarters of 2018. That improvement reflected higher mortgage banking revenues, trading account and foreign exchange gains, gains on bank investment securities, trust income and income from BLG.

Mortgage banking revenues totaled $340 million during the first nine months of 2019, compared with $268 million during the corresponding 2018 period. Residential mortgage banking revenues aggregated $226 million and $182 million during the nine-month periods ended September 30, 2019 and 2018, respectively. New commitments to originate residential real estate loans to be sold aggregated $2.0 billion and $1.8 billion in the first nine months of 2019 and 2018, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $46 million and $36 million in the nine-month periods ended September 30, 2019 and 2018, respectively. Revenues from servicing residential real estate loans for others were $180 million in the first nine months of 2019 and $146 million in the similar 2018 period. Included in servicing revenues were sub-servicing revenues aggregating $90 million and $86 million in the first nine months of 2019 and 2018, respectively. For the nine months ended September 30, commercial mortgage banking revenues were $114 million and $86 million in 2019 and 2018, respectively. That increase resulted predominantly from revenues associated with loan origination activities. Commercial real estate loans originated for sale to other investors totaled $3.3 billion and $2.7 billion during the nine-month periods ended September 30, 2019 and 2018, respectively.

Service charges on deposit accounts aggregated $322 million during the first nine months of 2019, compared with $321 million in the year-earlier period. Trust income totaled $421 million and $403 million during the first nine months of 2019 and 2018, respectively. The increase in trust income was largely due to higher revenues from the ICS business, reflecting both sales activities and higher retirement services income from growth in collective fund balances, partially offset by lower revenues from the WAS business reflecting, in part, lower recurring fees due to product mix, competitive factors and lower sales. Brokerage services income totaled $37 million in the first nine months of 2019, compared with $38 million in the nine-month period ended September 30, 2018. Trading account and foreign exchange activity resulted in gains of $45 million and $16 million in the first nine months of 2019 and 2018, respectively. The significantly higher gains in the 2019 period were predominantly due to increased gains associated with interest rate swap agreements executed on behalf of commercial customers and valuation changes on interest rate floor agreements.

Other revenues from operations totaled $351 million in the first three quarters of 2019, compared with $340 million in the corresponding 2018 period. Other revenues from operations include the following significant components. Letter of credit and other credit-related fees aggregated $81 million and $90 million in 2019 and 2018, respectively. The decrease from the comparable 2018 period resulted from lower letter of credit and loan syndication fees. Income from bank owned life insurance totaled $38 million in the first nine months of 2019, compared with $37 million in the year-earlier period. Merchant discount and credit card fees were $89 million and $87 million in the first nine months of 2019 and 2018, respectively. Insurance-related commissions and other revenues aggregated $36 million during each of the first nine months of 2019 and 2018. M&T’s investment in BLG resulted in income of $37 million in the first nine months of 2019 and $24 million in the comparable 2018 period.

Other Expense

Other expense totaled $878 million in the third quarter of 2019, compared with $776 million in the similar quarter of 2018 and $873 million in 2019’s second quarter. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $5 million in each of the third and second quarters of 2019, compared with  $6 million in the third quarter of 2018. Exclusive of those nonoperating expenses, noninterest operating expenses were $873 million in the recent quarter, compared with $770 million in the third quarter of 2018 and $868 million in the second quarter of 2019. Higher costs for salaries and employee benefits, professional services, and additions to the valuation allowance for capitalized mortgage servicing rights contributed to the rise in noninterest operating expenses in the recent quarter as compared with the respective prior quarters.  A $48 million charge was recorded in the second quarter of 2019 associated with the previously noted sale of an investment in an asset manager previously accounted for using the equity method of accounting.

Other expense for the first nine months of 2019 totaled $2.64 billion, compared with $2.49 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $15 million and $19 million in the nine-month periods ended September 30, 2019 and 2018, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses for the first three quarters of 2019 were $2.63 billion, compared with $2.47 billion in the similar 2018 period.  Higher salaries and employee benefits expenses, professional services, additions to the valuation allowance for capitalized mortgage servicing rights, amortization of mortgage servicing rights, and the charge associated with the sale of the asset manager investment were partially offset by an $85 million decrease in expense recognized to adjust the reserve for legal matters.

Salaries and employee benefits expense aggregated $477 million in the third quarter of 2019, compared with $431 million in the year-earlier quarter and $456 million in the second quarter of 2019. During the first nine months of 2019 and 2018, salaries and employee benefits expense aggregated $1.43 billion and $1.31 billion, respectively.  The higher salaries and employee benefits expenses for the three-month and nine-month periods ended September 30, 2019 as compared with the corresponding 2018 periods largely reflect the impact of higher employment levels, merit and other increases for employees, higher incentive-based compensation and increased benefits costs. The higher employment levels include staff additions to accommodate the increases in residential mortgage loan servicing and sub-servicing.  The rise in salaries and employee benefits expense in the recent quarter as compared with the second quarter of 2019 was largely attributable to increased commissions and other incentive compensation costs, one extra compensation day and seasonally higher average employee count. Salaries and employee benefits expense included stock-based compensation of $12 million in each of the three-month periods ended September 30, 2019 and June 30, 2019, $10 million in the three-month period ended September 30, 2018, and $65 million and $56 million during the nine-month periods ended September 30, 2019 and 2018, respectively.  The number of full-time equivalent employees was 17,536 at September 30, 2019, compared with 16,798 and 17,516 at September 30, 2018 and June 30, 2019, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $396 million and $338 million in the quarters ended September 30, 2019 and September 30, 2018, respectively, and $412 million in the second quarter of 2019.  On that same basis, such expenses were $1.20 billion and $1.15 billion in the nine-month periods ended September 30, 2019 and 2018, respectively.  The higher level of nonpersonnel operating expenses in the recent quarter compared with the third quarter of 2018 was largely attributable to higher costs for professional services, software licensing and amortization of capitalized mortgage servicing rights, as well as a $14 million addition to the valuation allowance for residential mortgage servicing rights.  The impact of the $48 million charge associated with the asset manager in 2019’s second quarter was offset, in part, by higher professional services costs and additions to the mortgage servicing valuation allowance in the recent quarter.  There were no valuation allowances related to residential mortgage servicing rights at September 30, 2018 or December 31, 2018.  Additional information about the Company’s capitalized residential mortgage loan servicing assets is presented herein under the heading “Other Income.” The higher level of nonpersonnel operating expenses in the first nine months of 2019 as compared with the year-earlier period reflected the $48 million charge for the investment in an asset manager, higher equipment, net occupancy, software licensing costs and amortization of capitalized mortgage servicing rights, as well as a $23 million valuation allowance on capitalized residential mortgage servicing rights, partially offset by lower expenses to adjust the reserve for legal matters of $85 million and decreased FDIC assessments.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 55.9% during the recent quarter, compared with 51.4% and 56.0% in the third quarter of 2018 and second quarter of 2019, respectively. The efficiency ratios for the nine-month periods ended September 30, 2019 and 2018 were 56.5% and 55.9%, respectively.  The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $155 million in the third quarter of 2019, compared with $170 million and $152 million in the year-earlier quarter and the second quarter of 2019, respectively.  For the nine-month periods ended September 30, 2019 and 2018, the provisions for income taxes were $459 million and $437 million, respectively. The effective tax rates were 24.4%, 24.5% and 24.3% for the quarters ended September 30, 2019, September 30, 2018 and June 30, 2019, respectively, and 24.2% for each of the nine-month periods ended September 30, 2019 and 2018.

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

Capital

Shareholders’ equity was $15.8 billion at September 30, 2019, representing 12.57% of total assets, compared with $15.4 billion or 13.21% a year earlier and $15.5 billion or 12.87% at December 31, 2018.  Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.25 billion at September 30, 2019 and $1.23 billion at each of September 30, 2018 and December 31, 2018.  On July 30, 2019, M&T issued 40,000 shares of Series G Perpetual Fixed-Rate Reset Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share. Through July 31, 2024 holders of the Series G preferred stock are entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of 5.0%, payable semiannually in arrears. Subsequent to July 31, 2024 holders will be entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of the five-year U.S. Treasury Rate plus 3.174%, payable semiannually in arrears.  The Series G preferred stock may be redeemed at M&T’s option, in whole or in part, on any dividend payment date on or after August 1, 2024 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event whereby the full liquidation value of the shares no longer qualifies as “additional Tier 1 capital.” On August 30, 2019 M&T redeemed the 230,000 shares of the Series A and 151,500 shares of the Series C Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share, having received the approval of the Federal Reserve to redeem such shares after issuing the Series G preferred stock.  Further information concerning M&T’s preferred stock can be found in note 6 of Notes to Financial Statements.

Reflecting the impact of repurchases of M&T’s common stock, common shareholders’ equity was $14.5 billion, or $109.84 per share, at September 30, 2019, compared with $14.2 billion, or $100.38 per share, a year earlier and $14.2 billion, or $102.69 per share, at December 31, 2018.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $74.93 at the end of the third quarter of 2019, compared with $67.64 a year earlier and $69.28 at December 31, 2018.  The Company’s ratio of tangible common equity to tangible assets was 8.20% at September 30, 2019, compared with 8.53% at September 30, 2018 and 8.31% at December 31, 2018.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, unrealized losses on held-to-maturity securities for which an other-than-temporary impairment charge has been recognized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $30 million, or $.22 per common share, at September 30, 2019, compared with net unrealized losses of $229 million, or $1.62 per common share, a year earlier and $148 million, or $1.06 per common share, at December 31, 2018.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of September 30, 2019 and December 31, 2018 is included in note 2 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at September 30, 2019 were pre-tax effect unrealized gains of $90 million on securities with an amortized cost of $4.1 billion and pre-tax effect unrealized losses of $39 million on securities with an amortized cost of $2.8 billion.  Information concerning the Company’s fair valuations of investment securities is provided in notes 2 and 13 of Notes to Financial Statements.

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

As of September 30, 2019, based on a review of each of the securities in the investment securities portfolio, the Company concluded that the declines in the values of any securities containing an unrealized loss were temporary and that any other-than-temporary impairment charges were not appropriate.  As of September 30, 2019, the Company did not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have generally already been reflected in the financial statement values for investment securities and shareholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition. Any other-than-temporary impairment charge related to held-to-maturity securities would result in reductions in the financial statement values for investment securities and shareholders’ equity.

The Company assessed impairment losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at September 30, 2019 and December 31, 2018, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $100 million and $113 million, respectively, and a fair value of $92 million and $103 million, respectively.  At September 30, 2019, 81% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 12% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 18% at September 30, 2019, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 32% and 66% respectively. Given the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of September 30, 2019, those privately issued mortgage-backed securities were not other-than-temporarily impaired.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $252 million or $1.91 per common share, at September 30, 2019, $283 million or $2.00 per common share, at September 30, 2018 and $261 million, or $1.89 per common share, at December 31, 2018.

M&T repurchased 1,933,000 shares of its common stock for $300 million in the third quarter of 2019 and 6,533,000 shares for $1.07 billion during the first nine months of 2019.  M&T repurchased 2,844,159 common shares at a total cost of $498 million during the third quarter of 2018 and 9,235,817 shares for $1.7 billion during the first nine months of 2018.  During October 2019, M&T repurchased 300,000 common shares for $47 million.

During 2018, M&T’s Board of Directors authorized increases in the quarterly common stock dividend to $.80 per common share in the second quarter from the previous rate of $.75 per common share and to $1.00 per common share in the third quarter. Cash dividends declared on M&T’s common stock equal to $1.00 per share totaled $133 million in the recent quarter, compared with $143 million and $135 million during the quarters ended September 30, 2018 and June 30, 2019, respectively.  Common stock dividends during the nine-month periods ended September 30, 2019 and 2018 were $407 million and $371 million, respectively.  Cash dividends declared on preferred stock aggregated $19 million in the third quarter of 2019 and $18 million in each of the third quarter of 2018 and second quarter of 2019, and totaled $55 million and $54 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

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

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of September 30, 2019 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2019

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	9.81%	10.47%	65.96%
Tier 1 capital	11.04%	10.47%	65.96%
Total capital	13.30%	12.30%	66.15%
Tier 1 leverage	9.71%	9.22%	15.42%

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

Segment Information

The Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 15 of Notes to Financial Statements. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking.

The Business Banking segment contributed net income of $46 million during the quarter ended September 30, 2019, compared with $44 million in the year-earlier quarter and $42 million in the second quarter of 2019. As compared with the third quarter of 2018, a $3 million increase in net interest income resulting from a 7 basis point widening of the net interest margin on loans and a $3 million decline in the provision for credit losses, due to lower net charge-offs, were partially offset by $3 million higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment. The recent quarter’s higher net income as compared with 2019’s second quarter reflected a $4 million decrease in the provision for credit losses, due to lower net charge-offs. Net income earned by the Business Banking segment totaled $132 million during the first nine months of 2019, compared with $124 million in the year-earlier period.  That 6% increase was attributable to an $18 million rise in net interest income and higher merchant discount and credit card fees of $3 million offset, in part, by a $5 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment, higher personnel-related costs of $3 million and a $3 million increase in the provision for credit losses. The improvement in net interest income reflected a 19 basis point widening of the net interest margin on deposits.

Net income of the Commercial Banking segment was $133 million in the recent quarter, compared with $148 million in 2018’s third quarter and $124 million in the second quarter of 2019.  The 10% decline in the third quarter of 2019 as compared with the year-earlier quarter reflected: a $17 million increase in the provision for credit losses, primarily due to lower recoveries of previously charged-off loans; a $6 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment, and a $5 million decline in letter of credit and other credit-related fees (largely loan syndication fees).  Partially offsetting those unfavorable factors were a $4 million increase in trading account and foreign exchange gains, lower FDIC assessments of $3 million and a $3 million increase in commercial mortgage banking revenues, reflecting increased gains on loans originated for sale. The 7% rise in net income in the recent quarter as compared with the second quarter of 2019 was largely due to a $10 million decrease in the provision for credit losses, due to lower net charge-offs, and higher net interest income of $4 million, reflecting a widening of the net interest margin on loans of 4 basis points and the impact of one additional day in the current quarter.  Year-to-date net income for the Commercial Banking segment totaled $388 million in 2019, compared with $400 million in 2018. The main factors contributing to the decrease were a $16 million increase in the provision for credit losses, primarily due to lower recoveries of previously charged-off loans, a $14 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment and an $8 million decrease in letter of credit and other credit-related fees (largely loan syndication fees).  Partially offsetting those factors were higher net interest income of $14 million and lower FDIC assessments of $8 million. The improvement in net interest income reflected higher average outstanding loan balances of $1.5 billion, partially offset by a 4 basis point narrowing of the net interest margin on loans.  The impact of a $1.1 billion decline in average deposit balances was offset by a 20 basis point widening of the net interest margin on deposits.

The Commercial Real Estate segment recorded net income of $131 million in the third quarter of 2019, compared with $116 million in the year-earlier period and $122 million in the second quarter of 2019. The recent quarter’s improvement as compared with the third quarter of 2018 reflected higher mortgage banking revenues of $17 million, due largely to increased origination activities, and a $5 million rise in net interest income, reflecting higher average outstanding loan balances of $1.1 billion. Those favorable factors were offset, in part, by higher personnel-related costs of $6 million. The 8% increase in net income in the third quarter of 2019 as compared with the immediately preceding quarter was primarily attributable to higher mortgage banking revenues of $11 million, due largely to increased origination activities. Net income for the Commercial Real Estate segment totaled $370 million in the first three quarters of 2019, compared with $337 million in the similar 2018 period. That 10% year-over-year improvement resulted from a $26 million increase in net interest income that reflected higher average outstanding loan balances of $878 million and a 12 basis point widening of the net interest margin on deposits, higher mortgage banking revenues of $24 million, reflecting increased origination activities, an $11 million increase in trading account and foreign exchange gains resulting from increased activity related to interest rate swap agreements executed on behalf of commercial customers, and lower FDIC assessments of $10 million. Partially offsetting those favorable factors were a $16 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment, higher personnel-related costs of $10 million, and a $3 million increase in the provision for credit losses.

Net income earned by the Discretionary Portfolio segment aggregated $30 million during the three-month period ended September 30, 2019, compared with $40 million in the year-earlier period and $38 million in the second quarter of 2019. The recent quarter’s results as compared with the third quarter of 2018 reflect a $14 million increase in the provision for credit losses, primarily due to the favorable impact in the prior year period from the Company’s allocation methodologies for the provision for credit losses associated with acquired loans, and a $6 million decrease in net interest income, reflecting lower average outstanding loan balances. Those unfavorable factors were partially offset by higher valuation gains associated with marketable equity securities of $7 million. The decline in net income in 2019’s third quarter as compared with the immediately preceding quarter reflects lower trading account and foreign exchange gains $6 million, due to valuation losses on interest rate floor contracts, a $5 million decrease in valuation gains associated with marketable equity securities and lower revenues from bank owned life insurance of $3 million that were partially offset by higher net interest income of $5 million, reflecting a 14 basis point widening of the net interest margin on loans. For the first nine months, net income for this segment totaled $107 million in 2019 and $89 million in 2018. Favorable factors contributing to that improvement included $35 million of valuation gains associated with marketable equity securities, higher trading account and foreign exchange gains of $9 million resulting from valuation gains on interest rate floor contracts, and lower FDIC assessments of $5 million. A $35 million decline in net interest income, reflecting lower average outstanding loan balances of $1.9 billion and a narrowing of the net interest margin on loans of 6 basis points, partially offset the favorable factors noted.

Net income recorded by the Residential Mortgage Banking segment aggregated $16 million during the three-month period ended September 30, 2019, compared with $13 million in the year-earlier period and $8 million in the second quarter of 2019.  The improvement in the recent quarter as compared with the similar 2018 period was predominantly attributable to higher revenues of $17 million associated with servicing residential real estate loans and $15 million attributable to mortgage origination and sales activities (including intersegment revenues).  Largely offsetting those factors were a $14 million valuation allowance for capitalized mortgage servicing rights, a $9 million increase in outside data processing and software expenses, and $7 million of higher servicing-related costs (including intersegment costs). As compared with the second quarter of 2019, a $12 million increase in revenues attributable to mortgage origination and sales activities, and a $6 million increase in revenues associated with servicing and sub-servicing residential real estate loans, were partially offset by a $5 million increase in the valuation allowance for capitalized mortgage servicing rights. Year-to-date net income for this segment totaled $36 million in 2019 and $44 million in 2018. Contributing to that year-over-year decline were: a $23 million increase in valuation allowance for capitalized mortgage servicing rights; a $17 million rise in servicing-related costs (including intersegment costs), higher outside data processing and software expenses of $11 million; and a $6 million increase in centrally-allocated costs provided to the Residential Mortgage Banking segment.  Those unfavorable factors were largely offset by a $31 million increase in revenues from servicing residential real estate loans (including intersegment revenues) and a $16 million rise in revenues from mortgage origination and sales activities (including intersegment revenues).

Net income for the Retail Banking segment totaled $132 million in the recent quarter, compared with $142 million in the third quarter of 2018 and $140 million in the second quarter of 2019. The decline from the third quarter of 2018 was largely attributable to a $7 million rise in the provision for credit losses, due to higher net charge-offs and loan balances, a $6 million increase in personnel-related costs and higher professional services and credit card and merchant expenses that were offset, in part, by a $4 million increase in service charges on deposit accounts and a $4 million decrease in centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Banking segment. Net income in the recent quarter as compared with the second quarter of 2019 declined mainly due to an $8 million decrease in net interest income, a $7 million increase in the provision for credit losses, due to higher net charge-offs, and higher occupancy costs of $5 million, partially offset by a $7 million decrease in centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Banking segment and a $4 million increase in service charges on deposit accounts. The decrease in net interest income reflected a narrowing of the net interest margin on deposits of 13 basis points offset, in part, by an increase in average outstanding loan balances of $586 million. The Retail Banking segment recorded net income of $417 million and $408 million in the first nine months of 2019 and 2018, respectively. That improvement was predominantly due to a $53 million rise in net interest income, reflecting a 21 basis point widening of the net interest margin on deposits and higher average outstanding loan balances of $1.1 billion, partially offset by lower average deposit balances of $1.4 billion and a 6 basis point narrowing of the net interest margin on loans. The higher net interest income was offset, in part, by higher personnel-related costs of $16 million, a $9 million rise in the provision for credit losses, due to higher net charge-offs and loan balances, and higher professional services and other operating expenses.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, income associated with BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in a net loss of $7 million in the third quarter of 2019, net income totaling $23 million in the third 2018 quarter, and a net loss of $302,000 in the second quarter of 2019.  Unfavorable factors in the recent quarter as compared with the third quarter of 2018 included a $29 million increase in personnel-related costs and higher professional and outside services costs of $24 million, reflecting increased consulting, technology and legal expenses, partially offset by a $10 million increase in trust income and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. The higher net loss in the recent quarter as compared with the second 2019 quarter reflected the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-

bearing liabilities of the Company’s reportable segments, higher personnel-related costs of $13 million and an $11 million increase in professional and outside services costs. Largely offsetting to those unfavorable factors was a $48 million charge in 2019’s second quarter to reduce the carrying value of an investment in an asset manager. The “All Other” category had net losses of $15 million and $30 million for the nine-month periods ended September 30, 2019 and 2018, respectively.  The favorable factors contributing to the lower net loss in the 2019 period included: lower expenses to adjust the reserve for legal matters of $85 million ($50 million in 2019, compared with $135 million in 2018); the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments; higher trust income of $18 million; and a $13 million increase in income from BLG. Those favorable factors were partially offset by an $81 million rise in personnel-related costs, reflecting annual merit and other increases and higher costs for incentive-based compensation and employee benefits, the $48 million charge in 2019 to reduce the carrying value of the investment in an asset manager, a $20 million increase in professional and outside services expenses, reflecting increased consulting, technology and legal expenses, and higher equipment and occupancy charges of $15 million.

Recent Accounting Developments

Beginning in the first quarter 2020, the Company will be adopting new credit loss guidance that requires the recognition of currently expected credit losses resulting in a methodology that requires credit losses to be recognized sooner for many financial instrument classes than credit losses would be recognized under the current incurred loss model. The impact of this guidance is expected to result in an increase in the allowance for credit losses of 5 to 15 percent upon adoption of the standard on January 1, 2020.  The estimated increase in the allowance is primarily the result of increases within the consumer loan classes, which have longer estimated loan lives compared with commercial loans.  The allowance for credit losses associated with commercial loan classes is expected to largely remain similar to current levels.

This new credit loss guidance also impacts the accounting for loans acquired at a discount. Such acquired loans will no longer have a separate impairment model and instead will be classified as either purchased financial assets with credit deterioration or purchased financial assets without credit deterioration with an associated allowance that would be included in the allowance for credit losses. Coincident with this change, interest income on loans that were acquired at a discount will no longer be recognized based on the excess of expected cash flows over the carrying value of the loans. Instead, such loans will follow the income recognition policies of the Company’s orginated loan portfolios whereby interest income is generally recognized on a level-yield basis unless the loan is placed on nonaccrual status. The impairment model for held-to-maturity and available-for-sale securities is also changing as a result of this new credit loss guidance.  The notion of other-than-temporary impairment has been eliminated and an allowance will be required to be established for expected credit losses associated with those securities.  The Company does not expect a material allowance on those securities as most of the portfolio consists of U.S. Treasury or agency-backed securities, which do not require an allowance.

A further discussion of recent accounting developments is included in note 17 of Notes to Financial Statements.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2019 Quarters			2018 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,235,048	1,243,838	1,232,276	1,226,239	1,173,108	1,134,302	1,086,959
Interest expense	199,579	196,432	176,249	161,321	138,337	120,118	106,633
Net interest income	1,035,469	1,047,406	1,056,027	1,064,918	1,034,771	1,014,184	980,326
Less: provision for credit losses	45,000	55,000	22,000	38,000	16,000	35,000	43,000
Other income	527,779	512,095	500,765	480,596	459,294	457,414	458,696
Less: other expense	877,619	873,032	894,348	802,162	775,979	776,577	933,344
Income before income taxes	640,629	631,469	640,444	705,352	702,086	660,021	462,678
Applicable income taxes	154,969	152,284	151,735	153,175	170,262	161,464	105,259
Taxable-equivalent adjustment	5,579	5,925	5,967	5,958	5,733	5,397	4,809
Net income	$480,081	473,260	482,742	546,219	526,091	493,160	352,610
Net income available to common shareholders-diluted	$461,410	452,633	462,086	525,328	505,365	472,600	332,749
Per common share data
Basic earnings	$3.47	3.34	3.35	3.76	3.54	3.26	2.24
Diluted earnings	3.47	3.34	3.35	3.76	3.53	3.26	2.23
Cash dividends	$1.00	1.00	1.00	1.00	1.00	.80	.75
Average common shares outstanding
Basic	132,965	135,433	137,889	139,744	142,822	144,825	148,688
Diluted	132,999	135,464	137,920	139,838	142,976	144,998	148,905
Performance ratios, annualized
Return on
Average assets	1.58%	1.60%	1.68%	1.84%	1.80%	1.70%	1.22%
Average common shareholders’ equity	12.73%	12.68%	13.14%	14.80%	14.08%	13.32%	9.15%
Net interest margin on average earning assets (taxable- equivalent basis)	3.78%	3.91%	4.04%	3.92%	3.88%	3.83%	3.71%
Nonaccrual loans to total loans and leases, net of unearned discount	1.12%	.96%	.99%	1.01%	1.00%	.93%	.99%
Net operating (tangible) results (a)
Net operating income (in thousands)	$483,830	477,001	486,440	550,169	530,619	497,869	357,498
Diluted net operating income per common share	$3.50	3.37	3.38	3.79	3.56	3.29	2.26
Annualized return on
Average tangible assets	1.66%	1.68%	1.76%	1.93%	1.89%	1.79%	1.28%
Average tangible common shareholders’ equity	18.85%	18.83%	19.56%	22.16%	21.00%	19.91%	13.51%
Efficiency ratio (b)	55.95%	55.98%	57.56%	51.70%	51.41%	52.42%	63.98%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$120,388	118,487	116,839	117,799	115,997	116,413	117,684
Total tangible assets (c)	115,769	113,864	112,213	113,169	111,363	111,775	113,041
Earning assets	108,643	107,511	106,096	107,785	105,835	106,210	107,231
Investment securities	11,075	12,170	12,949	13,034	13,431	13,856	14,467
Loans and leases, net of unearned discount	90,078	89,150	88,477	87,301	87,132	87,406	87,766
Deposits	94,095	91,371	89,733	91,104	89,252	90,195	91,119
Common shareholders’ equity (c)	14,464	14,398	14,337	14,157	14,317	14,301	14,827
Tangible common shareholders’ equity (c)	9,845	9,775	9,711	9,527	9,683	9,663	10,184
At end of quarter
Total assets (c)	$125,501	121,555	120,025	120,097	116,828	118,426	118,623
Total tangible assets (c)	120,883	116,934	115,400	115,470	112,197	113,790	113,982
Earning assets	113,067	110,323	108,849	109,321	106,331	107,819	107,976
Investment securities	10,678	11,580	12,537	12,693	13,074	13,283	14,067
Loans and leases, net of unearned discount	89,823	89,878	88,640	88,466	86,680	87,797	87,711
Deposits	95,114	91,681	90,470	90,157	89,140	89,273	90,947
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,530	14,457	14,353	14,225	14,201	14,343	14,475
Tangible common shareholders’ equity (c)	9,912	9,836	9,728	9,598	9,570	9,707	9,834
Equity per common share	109.84	107.73	105.04	102.69	100.38	99.43	98.60
Tangible equity per common share	74.93	73.29	71.19	69.28	67.64	67.29	66.99
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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2019 Quarters			2018 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$480,081	473,260	482,742	546,219	526,091	493,160	352,610
Amortization of core deposit and other intangible assets (a)	3,749	3,741	3,698	3,950	4,528	4,709	4,888
Net operating income	$483,830	477,001	486,440	550,169	530,619	497,869	357,498
Earnings per common share
Diluted earnings per common share	$3.47	3.34	3.35	3.76	3.53	3.26	2.23
Amortization of core deposit and other intangible assets (a)	.03	.03	.03	.03	.03	.03	.03
Diluted net operating earnings per common share	$3.50	3.37	3.38	3.79	3.56	3.29	2.26
Other expense
Other expense	$877,619	873,032	894,348	802,162	775,979	776,577	933,344
Amortization of core deposit and other intangible assets	(5,088)	(5,077)	(5,020)	(5,359)	(6,143)	(6,388)	(6,632)
Noninterest operating expense	$872,531	867,955	889,328	796,803	769,836	770,189	926,712
Efficiency ratio
Noninterest operating expense (numerator)	$872,531	867,955	889,328	796,803	769,836	770,189	926,712
Taxable-equivalent net interest income	1,035,469	1,047,406	1,056,027	1,064,918	1,034,771	1,014,184	980,326
Other income	527,779	512,095	500,765	480,596	459,294	457,414	458,696
Less: Gain (loss) on bank investment securities	3,737	8,911	11,841	4,219	(3,415)	2,326	(9,431)
Denominator	$1,559,511	1,550,590	1,544,951	1,541,295	1,497,480	1,469,272	1,448,453
Efficiency ratio	55.95%	55.98%	57.56%	51.70%	51.41%	52.42%	63.98%
Balance sheet data (in millions)
Average assets
Average assets	$120,388	118,487	116,839	117,799	115,997	116,413	117,684
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(36)	(41)	(45)	(50)	(55)	(62)	(68)
Deferred taxes	10	11	12	13	14	17	18
Average tangible assets	$115,769	113,864	112,213	113,169	111,363	111,775	113,041
Average common equity
Average total equity	$15,837	15,630	15,569	15,389	15,549	15,533	16,059
Preferred stock	(1,373)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Average common equity	14,464	14,398	14,337	14,157	14,317	14,301	14,827
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(36)	(41)	(45)	(50)	(55)	(62)	(68)
Deferred taxes	10	11	12	13	14	17	18
Average tangible common equity	$9,845	9,775	9,711	9,527	9,683	9,663	10,184
At end of quarter
Total assets
Total assets	$125,501	121,555	120,025	120,097	116,828	118,426	118,623
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(33)	(38)	(44)	(47)	(52)	(59)	(65)
Deferred taxes	8	10	12	13	14	16	17
Total tangible assets	$120,883	116,934	115,400	115,470	112,197	113,790	113,982
Total common equity
Total equity	$15,780	15,692	15,588	15,460	15,436	15,578	15,710
Preferred stock	(1,250)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	—	(3)	(3)	(3)	(3)	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,530	14,457	14,353	14,225	14,201	14,343	14,475
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(33)	(38)	(44)	(47)	(52)	(59)	(65)
Deferred taxes	8	10	12	13	14	16	17
Total tangible common equity	$9,912	9,836	9,728	9,598	9,570	9,707	9,834
(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2019 Third Quarter			2019 Second Quarter			2019 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$23,326	$283,291	4.82%	23,335	288,914	4.97%	23,010	287,676	5.07%
Real estate – commercial	35,200	462,759	5.14	34,768	465,911	5.30	34,524	461,050	5.34
Real estate – consumer	16,673	175,098	4.20	16,723	179,218	4.29	16,939	184,868	4.37
Consumer	14,879	204,097	5.44	14,324	197,418	5.53	14,004	190,193	5.51
Total loans and leases, net	90,078	1,125,245	4.96	89,150	1,131,461	5.09	88,477	1,123,787	5.15
Interest-bearing deposits at banks	7,405	40,388	2.16	6,122	36,325	2.38	4,605	27,407	2.41
Federal funds sold and agreements to resell securities	18	93	2.01	1	5	2.83	—	4	2.84
Trading account	67	149	.89	68	372	2.20	65	556	3.40
Investment securities (b)
U.S. Treasury and federal agencies	10,271	62,506	2.41	11,364	68,755	2.43	12,151	72,967	2.44
Obligations of states and political subdivisions	6	74	4.99	7	93	5.11	8	67	3.25
Other	798	6,593	3.28	799	6,827	3.43	790	7,488	3.84
Total investment securities	11,075	69,173	2.48	12,170	75,675	2.49	12,949	80,522	2.52
Total earning assets	108,643	1,235,048	4.51	107,511	1,243,838	4.64	106,096	1,232,276	4.71
Allowance for credit losses	(1,034)			(1,024)			(1,021)
Cash and due from banks	1,303			1,260			1,317
Other assets	11,476			10,740			10,447
Total assets	$120,388			118,487			116,839
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$55,680	104,724	.75	53,495	91,556	.69	52,095	76,139	.59
Time deposits	6,343	25,456	1.59	6,530	24,931	1.53	6,351	21,081	1.35
Deposits at Cayman Islands office	1,522	6,218	1.62	1,247	6,040	1.94	972	4,737	1.98
Total interest-bearing deposits	63,545	136,398	.85	61,272	122,527	.80	59,418	101,957	.70
Short-term borrowings	1,212	6,967	2.28	1,263	7,893	2.51	1,091	6,713	2.49
Long-term borrowings	7,121	56,214	3.13	8,278	66,012	3.20	8,494	67,579	3.23
Total interest-bearing liabilities	71,878	199,579	1.10	70,813	196,432	1.11	69,003	176,249	1.04
Noninterest-bearing deposits	30,550			30,099			30,315
Other liabilities	2,123			1,945			1,952
Total liabilities	104,551			102,857			101,270
Shareholders’ equity	15,837			15,630			15,569
Total liabilities and shareholders’ equity	$120,388			118,487			116,839
Net interest spread			3.41			3.53			3.67
Contribution of interest-free funds			.37			.38			.37
Net interest income/margin on earning assets		$1,035,469	3.78%		1,047,406	3.91%		1,056,027	4.04%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2018 Fourth Quarter			2018 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$22,376	$277,350	4.92%	21,689	255,735	4.68%
Real estate – commercial	33,586	452,448	5.27	33,800	440,381	5.10
Real estate – consumer	17,421	187,670	4.31	18,006	189,634	4.21
Consumer	13,918	187,723	5.35	13,637	180,764	5.26
Total loans and leases, net	87,301	1,105,191	5.02	87,132	1,066,514	4.86
Interest-bearing deposits at banks	7,394	41,635	2.23	5,207	26,001	1.98
Federal funds sold and agreements to resell securities	—	2	2.62	—	—	—
Trading account	56	370	2.65	65	289	1.78
Investment securities (b)
U.S. Treasury and federal agencies	12,270	72,274	2.34	12,656	72,548	2.27
Obligations of states and political subdivisions	10	113	4.46	12	146	4.75
Other	754	6,654	3.50	763	7,610	3.96
Total investment securities	13,034	79,041	2.41	13,431	80,304	2.37
Total earning assets	107,785	1,226,239	4.51	105,835	1,173,108	4.40
Allowance for credit losses	(1,021)			(1,020)
Cash and due from banks	1,320			1,317
Other assets	9,715			9,865
Total assets	$117,799			115,997
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$51,820	69,990	.54	51,552	56,156	.43
Time deposits	5,960	16,149	1.07	5,826	12,976	.88
Deposits at Cayman Islands office	693	3,154	1.81	407	1,556	1.52
Total interest-bearing deposits	58,473	89,293	.61	57,785	70,688	.49
Short-term borrowings	315	1,520	1.91	374	1,600	1.70
Long-term borrowings	9,239	70,508	3.03	9,047	66,049	2.90
Total interest-bearing liabilities	68,027	161,321	.94	67,206	138,337	.82
Noninterest-bearing deposits	32,631			31,467
Other liabilities	1,752			1,775
Total liabilities	102,410			100,448
Shareholders’ equity	15,389			15,549
Total liabilities and shareholders’ equity	$117,799			115,997
Net interest spread			3.57			3.58
Contribution of interest-free funds			.35			.30
Net interest income/margin on earning assets		$1,064,918	3.92%		1,034,771	3.88%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2019.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

ESOP Matters:  Wilmington Trust, N.A. provides retirement services, including serving in certain trustee roles relating to Employee Stock Ownership Plans (“ESOPs”).  Beginning in 2010, the U.S. Department of Labor (“DOL”) announced that it would increase its focus on ESOP transactions, particularly with regard to valuation issues relating to ESOP transactions.  Beginning in late 2013, Wilmington Trust, N.A. began receiving requests for information and subpoenas relating to certain ESOP transactions for which it acted as trustee.  In June 2016, Wilmington Trust, N.A. received a DOL subpoena seeking information on its global ESOP trustee business. In addition to these investigations, the DOL has commenced three lawsuits against Wilmington Trust, N.A. relating to its role as trustee of three ESOP transactions. In July 2019, Wilmington Trust, N.A. reached a settlement in principle with the DOL to resolve certain pending DOL ESOP matters.  Although a formal settlement agreement has yet to be prepared and executed, the Company does not expect that the agreed-upon settlement will have a material incremental impact on the Company’s consolidated financial position or results of operations.  Wilmington Trust, N.A. has also been named as a defendant in five private party lawsuits relating to its role as trustee for five ESOP transactions.  Under applicable transaction documents, Wilmington Trust, N.A. may be entitled to indemnification by the ESOP plan sponsors. These matters could result in damages, settlements, penalties, restitution, reputational damage or additional costs and expenses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

July 1 - July 31, 2019	520,301	$163.39	520,000	$1,550,037,229
August 1 - August 31, 2019	1,413,234	152.16	1,413,000	1,335,037,135
September 1 - September 30, 2019	—	—	—	1,335,037,135
Total	1,933,535	$155.18	1,933,000

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

Exhibit No.

3.1

Certificate of Amendment to Certificate of Incorporation with respect to Perpetual 5.0% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series G, dated July 29, 2019.  Incorporated by reference to Exhibit 3.1 of M&T Bank Corporation’s Form 8-K dated July 30, 2019 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 5, 2019	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer