Form 10-Q
period 2020-03-31
M&T BANK CORP
filed 2020-05-07
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2020: 128,272,673 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share)	2020	2019
Assets
Cash and due from banks	$1,298,192	$1,432,805
Interest-bearing deposits at banks	8,896,307	7,190,154
Federal funds sold	—	3,500
Trading account	1,224,291	470,129
Investment securities (includes pledged securities that can be sold or repledged of $195,217 at March 31, 2020; $200,339 at December 31, 2019)
Available for sale (cost: $5,948,056 at March 31, 2020; $6,258,276 at December 31, 2019)	6,139,979	6,318,776
Held to maturity (fair value: $2,397,849 at March 31, 2020; $2,699,206 at December 31, 2019)	2,300,642	2,656,917
Equity and other securities (cost: $502,234 at March 31, 2020; $487,041 at December 31, 2019)	515,969	521,558
Total investment securities	8,956,590	9,497,251
Loans and leases	94,408,178	91,188,525
Unearned discount	(265,903)	(265,656)
Loans and leases, net of unearned discount	94,142,275	90,922,869
Allowance for credit losses	(1,384,366)	(1,051,071)
Loans and leases, net	92,757,909	89,871,798
Premises and equipment	1,154,558	1,140,924
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	25,121	29,034
Accrued interest and other assets	5,671,753	5,644,050
Total assets	$124,577,833	$119,872,757
Liabilities
Noninterest-bearing deposits	$35,554,715	$32,396,407
Savings and interest-checking deposits	57,956,331	54,932,162
Time deposits	5,454,341	5,757,456
Deposits at Cayman Islands office	1,217,921	1,684,044
Total deposits	100,183,308	94,770,069
Short-term borrowings	59,180	62,363
Accrued interest and other liabilities	2,198,116	2,337,490
Long-term borrowings	6,321,435	6,986,186
Total liabilities	108,762,039	104,156,108
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at March 31, 2020 and December 31, 2019; Liquidation preference of $10,000 per share: 90,000 shares at March 31, 2020 and December 31, 2019	1,250,000	1,250,000
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at March 31, 2020 and December 31, 2019	79,871	79,871
Common stock issuable, 17,641 shares at March 31, 2020; 21,534 shares at December 31, 2019	1,292	1,566
Additional paid-in capital	6,588,407	6,593,539
Retained earnings	12,837,390	12,820,916
Accumulated other comprehensive income (loss), net	209,833	(206,680)
Treasury stock — common, at cost — 31,477,259 shares at March 31, 2020; 29,174,402 shares at December 31, 2019	(5,150,999)	(4,822,563)
Total shareholders’ equity	15,815,794	15,716,649
Total liabilities and shareholders’ equity	$124,577,833	$119,872,757

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31
(In thousands, except per share)	2020	2019
Interest income
Loans and leases, including fees	$1,046,821	$1,117,913
Investment securities
Fully taxable	50,110	80,411
Exempt from federal taxes	75	95
Deposits at banks	18,966	27,407
Other	4,447	483
Total interest income	1,120,419	1,226,309
Interest expense
Savings and interest-checking deposits	78,002	76,138
Time deposits	21,872	21,081
Deposits at Cayman Islands office	3,419	4,738
Short-term borrowings	23	6,713
Long-term borrowings	40,298	67,579
Total interest expense	143,614	176,249
Net interest income	976,805	1,050,060
Provision for credit losses	250,000	22,000
Net interest income after provision for credit losses	726,805	1,028,060
Other income
Mortgage banking revenues	127,909	95,311
Service charges on deposit accounts	106,161	103,112
Trust income	148,751	132,786
Brokerage services income	13,129	12,476
Trading account and foreign exchange gains	21,016	10,802
Gain (loss) on bank investment securities	(20,782)	11,841
Other revenues from operations	133,176	134,437
Total other income	529,360	500,765
Other expense
Salaries and employee benefits	536,843	499,200
Equipment and net occupancy	79,640	79,347
Outside data processing and software	64,410	52,417
FDIC assessments	12,271	9,426
Advertising and marketing	22,375	20,275
Printing, postage and supplies	10,852	9,855
Amortization of core deposit and other intangible assets	3,913	5,020
Other costs of operations	176,112	218,808
Total other expense	906,416	894,348
Income before taxes	349,749	634,477
Income taxes	80,927	151,735
Net income	$268,822	$482,742
Net income available to common shareholders
Basic	$250,701	$462,086
Diluted	250,701	462,086
Net income per common share
Basic	$1.93	$3.35
Diluted	1.93	3.35
Average common shares outstanding
Basic	129,696	137,889
Diluted	129,755	137,920

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
(In thousands)	2020	2019

Net income	$268,822	$482,742
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains on investment securities	97,448	84,591
Cash flow hedges adjustments	312,720	44,921
Foreign currency translation adjustments	(2,943)	275
Defined benefit plans liability adjustments	9,288	2,285
Total other comprehensive income (loss)	416,513	132,072
Total comprehensive income	$685,335	$614,814

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$268,822	482,742
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	250,000	22,000
Depreciation and amortization of premises and equipment	54,756	50,982
Amortization of capitalized servicing rights	18,991	16,170
Amortization of core deposit and other intangible assets	3,913	5,020
Provision for deferred income taxes	(36,243)	13,441
Asset write-downs	2,990	1,919
Net gain on sales of assets	(3,933)	(5,171)
Net change in accrued interest receivable, payable	(13,863)	(35,071)
Net change in other accrued income and expense	(73,363)	(171,304)
Net change in loans originated for sale	(158,193)	202,670
Net change in trading account assets and liabilities	(708,319)	(170,092)
Net cash provided (used) by operating activities	(394,442)	413,306
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	2,536	312,743
Proceeds from maturities of investment securities
Available for sale	303,994	371,714
Held to maturity	359,615	99,960
Purchases of investment securities
Available for sale	(2,951)	(1,595)
Held to maturity	(5,996)	(495,277)
Equity and other securities	(17,728)	(103,795)
Net increase in loans and leases	(3,105,967)	(412,670)
Net (increase) decrease in interest-bearing deposits at banks	(1,706,153)	502,300
Capital expenditures, net	(51,547)	(30,710)
Net (increase) decrease in loan servicing advances	(48,866)	22,891
Other, net	420,700	5,700
Net cash provided (used) by investing activities	(3,852,363)	271,261
Cash flows from financing activities
Net increase in deposits	5,413,829	313,849
Net decrease in short-term borrowings	(3,183)	(795,812)
Payments on long-term borrowings	(753,123)	(1,139)
Purchases of treasury stock	(373,750)	(365,628)
Dividends paid — common	(143,170)	(139,595)
Dividends paid — preferred	(21,344)	(17,368)
Other, net	(10,567)	(17,053)
Net cash provided (used) by financing activities	4,108,692	(1,022,746)
Net decrease in cash, cash equivalents and restricted cash	(138,113)	(338,179)
Cash, cash equivalents and restricted cash at beginning of period	1,436,305	1,605,439
Cash, cash equivalents and restricted cash at end of period	$1,298,192	$1,267,260
Supplemental disclosure of cash flow information
Interest received during the period	$1,159,094	$1,194,023
Interest paid during the period	158,861	191,309
Income taxes paid during the period	44,660	149,548
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$17,295	$24,840
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	$—	$5,379
Capitalized servicing rights	—	83
Adoption of lease accounting standard
Right-of-use assets	$—	393,877
Other liabilities	—	398,810
Additions to right-of-use assets under operating leases	$17,421	20,410

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2019
Balance — January 1, 2019	$1,231,500	79,883	1,726	6,579,342	11,516,672	(420,081)	(3,528,851)	$15,460,191
Total comprehensive income	—	—	—	—	482,742	132,072	—	614,814
Preferred stock cash dividends (a)	—	—	—	—	(18,130)	—	—	(18,130)
Purchases of treasury stock	—	—	—	—	—	—	(365,628)	(365,628)
Stock-based compensation transactions, net	—	(12)	(212)	(10,862)	(51)	—	46,281	35,144
Common stock cash dividends — $1.00 per share	—	—	—	—	(138,862)	—	—	(138,862)
Balance — March 31, 2019	$1,231,500	79,871	1,514	6,568,480	11,842,371	(288,009)	(3,848,198)	$15,587,529

2020
Balance — January 1, 2020	$1,250,000	79,871	1,566	6,593,539	12,820,916	(206,680)	(4,822,563)	$15,716,649
Adoption of new accounting standard for credit losses	—	—	—	—	(91,925)	—	—	(91,925)
Total comprehensive income	—	—	—	—	268,822	416,513	—	685,335
Preferred stock cash dividends (a)	—	—	—	—	(17,078)	—	—	(17,078)
Purchases of treasury stock	—	—	—	—	—	—	(373,750)	(373,750)
Stock-based compensation transactions, net	—	—	(274)	(5,132)	(102)	—	45,314	39,806
Common stock cash dividends — $1.10 per share	—	—	—	—	(143,243)	—	—	(143,243)
Balance — March 31, 2020	$1,250,000	79,871	1,292	6,588,407	12,837,390	209,833	(5,150,999)	$15,815,794

(a)

For the three-month periods ended March 31, 2020, dividends per preferred share were: Preferred Series E - $16.125; Preferred Series F - $128.125; and Preferred Series G - $125.694.  Dividends per preferred share for the three-months ended March 31, 2019 were:  Preferred Series A - $15.9375; Preferred Series C - $15.9375; Preferred Series E - $16.125; and Preferred Series F - $128.125.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies and current environment

The consolidated interim financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), except that effective January 1, 2020 the Company adopted accounting guidance related to the recognition of expected credit losses that is discussed in notes 2, 3 and 15 herein. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented.

The United States has been operating under a state of emergency related to the Coronavirus Disease 2019 (“COVID-19”) pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic have resulted in a dramatic reduction in economic activity that has severely hampered the ability for businesses and consumers to meet their current repayment obligations. The effects of the pandemic contributed to a significant increase in the provision for credit losses during the first quarter of 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit  reporting due to loan  accommodations related to the national  emergency, and provides financial  institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has begun working with its customers affected by COVID-19 and expects a significant amount of modifications across many of its loan portfolios in the near term. To the extent that such modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$10,429	$147	$3	$10,573
Obligations of states and political subdivisions	683	1	2	682
Mortgage-backed securities:
Government issued or guaranteed	5,802,064	210,850	1,850	6,011,064
Privately issued	16	—	—	16
Other debt securities	134,864	703	17,923	117,644
	5,948,056	211,701	19,778	6,139,979
Investment securities held to maturity:
U.S. Treasury and federal agencies	2,999	1	—	3,000
Obligations of states and political subdivisions	2,445	10	—	2,455
Mortgage-backed securities:
Government issued or guaranteed	2,202,453	108,412	2	2,310,863
Privately issued	89,617	9,499	20,713	78,403
Other debt securities	3,128	—	—	3,128
	2,300,642	117,922	20,715	2,397,849
Total debt securities	$8,248,698	$329,623	$40,493	$8,537,828
Equity and other securities:
Readily marketable equity — at fair value	$120,425	$13,735	$—	$134,160
Other — at cost	381,809	—	—	381,809
Total equity and other securities	$502,234	$13,735	$—	$515,969

December 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,742	$41	$16	$9,767
Obligations of states and political subdivisions	776	2	3	775
Mortgage-backed securities:
Government issued or guaranteed	6,113,913	88,634	21,607	6,180,940
Privately issued	16	—	—	16
Other debt securities	133,829	2,046	8,597	127,278
	6,258,276	90,723	30,223	6,318,776
Investment securities held to maturity:
U.S. Treasury and federal agencies	249,862	286	—	250,148
Obligations of states and political subdivisions	4,140	16	—	4,156
Mortgage-backed securities:
Government issued or guaranteed	2,306,180	50,381	1,992	2,354,569
Privately issued	93,496	11,779	18,181	87,094
Other debt securities	3,239	—	—	3,239
	2,656,917	62,462	20,173	2,699,206
Total debt securities	$8,915,193	$153,185	$50,396	$9,017,982
Equity and other securities:
Readily marketable equity — at fair value	$105,524	$34,786	$269	$140,041
Other — at cost	381,517	—	—	381,517
Total equity and other securities	$487,041	$34,786	$269	$521,558

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2020 and 2019. Unrealized losses on equity securities were $21 million during the three months ended March 31, 2020, compared with unrealized gains of $12 million during the three months ended March 31, 2019.

At March 31, 2020, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$7,559	7,576
Due after one year through five years	9,123	9,342
Due after five years through ten years	99,294	87,831
Due after ten years	30,000	24,150
	145,976	128,899
Mortgage-backed securities available for sale	5,802,080	6,011,080
	$5,948,056	6,139,979
Debt securities held to maturity:
Due in one year or less	$4,594	4,600
Due after one year through five years	850	855
Due after ten years	3,128	3,128
	8,572	8,583
Mortgage-backed securities held to maturity	2,292,070	2,389,266
	$2,300,642	2,397,849

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

A summary of investment securities that as of March 31, 2020 and December 31, 2019 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$985	(3)	—	—
Obligations of states and political subdivisions	—	—	186	(2)
Mortgage-backed securities:
Government issued or guaranteed	77,383	(1,055)	40,838	(795)
Other debt securities	52,512	(6,691)	53,341	(11,232)
	130,880	(7,749)	94,365	(12,029)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	—	—	136	(2)
Privately issued	14,602	(16)	46,103	(20,697)
	14,602	(16)	46,239	(20,699)
Total	$145,482	(7,765)	140,604	(32,728)

December 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,406	(7)	2,893	(9)
Obligations of states and political subdivisions	—	—	277	(3)
Mortgage-backed securities:
Government issued or guaranteed	117,299	(222)	2,002,364	(21,385)
Other debt securities	6,600	(354)	56,313	(8,243)
	125,305	(583)	2,061,847	(29,640)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	2,727	(5)	145,235	(1,987)
Privately issued	—	—	49,656	(18,181)
	2,727	(5)	194,891	(20,168)
Total	$128,032	(588)	2,256,738	(49,808)

The Company owned 364 individual debt securities with aggregate gross unrealized losses of $40 million at March 31, 2020. Based on a review of each of the securities in the investment securities portfolio at March 31, 2020, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of March 31, 2020, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At March 31, 2020, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $382 million of cost method equity securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

As described in notes 3 and 15, on January 1, 2020 the Company adopted amended accounting guidance that requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present their net carrying value that is expected to be collected over their contractual term.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2020 or March 31, 2020 as the substantial majority of such investment securities are obligations backed by the U.S. government or its agencies.

3. Loans and leases and the allowance for credit losses

Effective January 1, 2020 the Company adopted amended accounting guidance which requires an allowance for credit losses be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over their contractual term considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense.  Subsequent changes in the allowance will be recorded in the income statement as an adjustment to the provision for credit losses.  The new guidance replaced the previous incurred loss model for determining the allowance for credit losses.  The adoption resulted in a $132 million increase in the allowance for credit losses at January 1, 2020.  Prior to January 1, 2020, the Company generally recognized the excess of cash flows expected at acquisition over the estimated fair value of the acquired loans as interest income over the remaining lives of such loans regardless of the borrowers’ repayment status. Effective with the adoption of the new accounting standard, the Company’s nonaccrual loan policy now applies to loans acquired at a discount.  That change added $171 million to nonaccrual loans as of the January 1, 2020 adoption date.

Past due and nonaccrual loans

A summary of current, past due and nonaccrual loans as of  March 31, 2020 and December 31, 2019 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
March 31, 2020
Commercial, financial, leasing, etc.	$25,727,500	219,577	9,924	286,647	$26,243,648
Real estate:
Commercial	27,148,337	185,572	35,103	188,469	27,557,481
Residential builder and developer	1,426,646	36,607	4,204	3,204	1,470,661
Other commercial construction	7,427,735	191,193	2,101	34,935	7,655,964
Residential	12,414,544	499,077	474,016	293,638	13,681,275
Residential — limited documentation	1,755,197	87,225	—	119,317	1,961,739
Consumer:
Home equity lines and loans	4,287,438	30,396	—	63,071	4,380,905
Recreational finance	5,778,723	35,559	—	13,405	5,827,687
Automobile	3,843,504	65,585	—	19,251	3,928,340
Other	1,374,200	15,595	4,969	39,811	1,434,575
Total	$91,183,824	1,366,386	530,317	1,061,748	$94,142,275

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
December 31, 2019
Commercial, financial, leasing, etc.	$23,290,797	184,011	16,776	27	—	346,557	$23,838,168
Real estate:
Commercial	26,311,414	165,579	6,740	—	15,601	158,474	26,657,808
Residential builder and developer	1,521,315	21,195	—	—	753	3,982	1,547,245
Other commercial construction	7,204,148	95,346	3,360	—	1,237	32,770	7,336,861
Residential	12,760,040	451,274	486,515	5,788	143,145	235,663	14,082,425
Residential — limited documentation	1,858,037	65,215	181	—	66,809	83,427	2,073,669
Consumer:
Home equity lines and loans	4,386,511	30,229	—	1,662	—	63,215	4,481,617
Recreational finance	5,484,997	36,827	—	99	—	14,219	5,536,142
Automobile	3,787,221	78,478	—	—	—	21,293	3,886,992
Other	1,395,240	45,978	5,156	32,056	—	3,512	1,481,942
Total	$87,999,720	1,174,132	518,728	39,632	227,545	963,112	$90,922,869
(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

One-to-four family residential mortgage loans held for sale were $374 million and $414 million at March 31, 2020 and December 31, 2019, respectively.  Commercial real estate loans held for sale were $250 million at March 31, 2020 and $28 million at December 31, 2019.

The outstanding principal balance and the carrying amount of loans acquired at a discount that were recorded at fair value at the acquisition date for which interest income was recognized based on expected future cash flows that were included in the consolidated balance sheet at December 31, 2019 were as follows:

(In thousands)

Outstanding principal balance	$769,414
Carrying amount:
Commercial, financial, leasing, etc.	21,114
Commercial real estate	94,890
Residential real estate	341,807
Consumer	77,785
$535,596

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Purchased impaired loans included in the table above totaled  $228 million at December 31, 2019, representing less than 1% of the Company’s assets at that date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months ended March 31, 2019 follows:

	Purchased	Other
	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$147,210	$96,907
Interest income	(18,082)	(9,717)
Reclassifications from nonaccretable balance	11,189	4,865
Other (a)	—	1,632
Balance at end of period	$140,317	$93,687

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

Credit quality indicators

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

Loan officers in different geographic locations with the support of the Company’s credit department personnel continuously review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. Factors considered in assigning loan grades include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information.  At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed.  On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied at March 31, 2020 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$1,095,201	2,767,657	1,936,195	1,197,480	966,014	1,708,564	15,369,119	35,360	$25,075,590
Criticized accrual	1,404	19,433	93,675	29,493	33,443	71,221	621,491	11,251	881,411
Criticized nonaccrual	470	9,299	26,006	31,206	20,789	43,176	149,303	6,398	286,647
Total commercial, financial, leasing, etc.	$1,097,075	2,796,389	2,055,876	1,258,179	1,020,246	1,822,961	16,139,913	53,009	$26,243,648

Real estate:
Commercial:
Loan grades:
Pass	$1,371,675	5,272,662	4,130,012	3,170,722	3,808,737	8,005,615	917,651	—	$26,677,074
Criticized accrual	3,936	94,202	62,334	41,201	77,229	380,061	32,975	—	691,938
Criticized nonaccrual	—	3,574	5,640	20,081	38,353	120,378	443	—	188,469
Total commercial real estate	$1,375,611	5,370,438	4,197,986	3,232,004	3,924,319	8,506,054	951,069	—	$27,557,481

Residential builder and developer:
Loan grades:
Pass	$116,793	639,055	286,402	67,825	20,183	20,312	236,688	—	$1,387,258
Criticized accrual	3,528	19,862	2,185	17,169	—	21,226	16,229	—	80,199
Criticized nonaccrual	—	—	1,162	—	536	1,506	—	—	3,204
Total residential builder and developer	$120,321	658,917	289,749	84,994	20,719	43,044	252,917	—	$1,470,661

Other commercial construction:
Loan grades:
Pass	$265,269	2,103,938	2,461,589	1,503,162	569,710	395,373	79,664	—	$7,378,705
Criticized accrual	—	26,780	35,264	28,020	143,403	8,857	—	—	242,324
Criticized nonaccrual	—	—	—	350	7,851	21,592	5,142	—	34,935
Total other commercial construction	$265,269	2,130,718	2,496,853	1,531,532	720,964	425,822	84,806	—	$7,655,964

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios.  A summary of loans in accrual and nonaccrual status at March 31, 2020 for the various classes of the Company’s residential real estate loans and consumer loans by origination year is as follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$704,732	1,520,330	650,458	641,908	756,672	8,094,685	45,759	—	$12,414,544
30-89 days past due	1,029	6,951	13,882	38,945	16,851	419,583	1,836	—	499,077
Accruing loans past due 90 days or more	—	4,496	22,933	113,273	25,993	307,321	—	—	474,016
Nonaccrual	—	—	1,609	5,356	981	285,465	227	—	293,638
Total residential	$705,761	1,531,777	688,882	799,482	800,497	9,107,054	47,822	—	$13,681,275

Residential - limited documentation:
Current	$—	—	—	—	—	1,755,197	—	—	$1,755,197
30-89 days past due	—	—	—	—	—	87,225	—	—	87,225
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	119,317	—	—	119,317
Total residential - limited documentation	$—	—	—	—	—	1,961,739	—	—	$1,961,739

Consumer:
Home equity lines and loans:
Current	$411	5,576	3,298	3,251	516	68,281	2,822,191	1,383,914	$4,287,438
30-89 days past due	—	—	—	—	—	4,129	—	26,267	30,396
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	20	—	—	6,034	401	56,616	63,071
Total home equity lines and loans	$411	5,576	3,318	3,251	516	78,444	2,822,592	1,466,797	$4,380,905

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Recreational finance:
Current	$566,034	2,151,461	1,126,908	775,213	435,562	723,545	—	—	$5,778,723
30-89 days past due	775	7,022	6,779	6,380	4,114	10,489	—	—	35,559
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	1,810	2,470	4,297	1,517	3,311	—	—	13,405
Total recreational finance	$566,809	2,160,293	1,136,157	785,890	441,193	737,345	—	—	$5,827,687
Automobile:
Current	$388,305	1,449,075	884,926	670,264	295,567	155,367	—	—	$3,843,504
30-89 days past due	427	11,910	16,391	17,837	11,256	7,764	—	—	65,585
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	2,930	5,418	4,854	3,219	2,830	—	—	19,251
Total automobile	$388,732	1,463,915	906,735	692,955	310,042	165,961	—	—	$3,928,340

Other:
Current	$60,112	191,347	83,549	54,055	11,047	40,868	931,015	2,207	$1,374,200
30-89 days past due	24	4,025	932	466	135	1,207	7,773	1,033	15,595
Accruing loans past due 90 days or more	—	—	—	—	—	379	4,590	—	4,969
Nonaccrual	2,032	262	450	222	48	928	35,560	309	39,811
Total other	$62,168	195,634	84,931	54,743	11,230	43,382	978,938	3,549	$1,434,575

Total loans and leases at March 31, 2020	$4,582,157	16,313,657	11,860,487	8,443,030	7,249,726	22,891,806	21,278,057	1,523,355	$94,142,275

The following table summarizes the loan grades applied at December 31, 2019 to the various classes of the Company’s commercial loans and commercial real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type.  Changes in the allowance for credit losses for the three months ended March 31, 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$366,094	322,201	56,033	229,118	77,625	$1,051,071
Adoption of new accounting standard	(61,474)	23,656	53,896	194,004	(77,625)	132,457
Provision for credit losses	66,594	88,666	9,291	85,449	—	250,000
Net charge-offs
Charge-offs	(16,383)	(1,272)	(5,102)	(44,947)	—	(67,704)
Recoveries	3,261	438	1,674	13,169	—	18,542
Net charge-offs	(13,122)	(834)	(3,428)	(31,778)	—	(49,162)
Ending balance	$358,092	433,689	115,792	476,793	—	$1,384,366

Changes in the allowance for credit losses for the three months ended March 31, 2019 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,055	341,655	69,125	200,564	78,045	$1,019,444
Provision for credit losses	6,271	(4,203)	(2,447)	22,883	(504)	22,000
Net charge-offs
Charge-offs	(8,500)	(283)	(3,372)	(32,945)	—	(45,100)
Recoveries	7,794	826	1,830	12,543	—	22,993
Net (charge-offs) recoveries	(706)	543	(1,542)	(20,402)	—	(22,107)
Ending balance	$335,620	337,995	65,136	203,045	77,541	$1,019,337

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type.  A description of the methodologies used by the Company to estimate its allowance for credit losses prior to January 1, 2020 is included in note 4 of Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In establishing the allowance for credit losses subsequent to December 31, 2019, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for loans and leases with similar risk characteristics on a collective basis. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date.  As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation.  In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines  in values  as determined by line of  business and/or loan  workout personnel. Those adjustments are

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

reviewed and assessed for reasonableness by the Company’s credit department.  Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value.  For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures.  In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

For residential real estate loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual.  Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings.  When evaluating individual home equity loans and lines of credit for charge off and for purposes of estimating losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Modified loans, including smaller balance homogenous loans, that are considered to be troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month periods ended March 31, 2020 and 2019 follows.
	March 31, 2020			January 1, 2020	Three Months Ended March 31, 2020
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)
Commercial, financial, leasing, etc.	$153,924	132,723	286,647	346,743	1,738
Real estate:
Commercial	62,675	125,794	188,469	173,796	1,092
Residential builder and developer	3,204	—	3,204	4,708	48
Other commercial construction	12,039	22,896	34,935	35,881	861
Residential	67,221	226,417	293,638	322,504	6,819
Residential — limited documentation	26,444	92,873	119,317	114,667	201
Consumer:
Home equity lines and loans	26,230	36,841	63,071	65,039	1,459
Recreational finance	6,704	6,701	13,405	14,308	152
Automobile	9,802	9,449	19,251	21,293	47
Other	4,182	35,629	39,811	35,394	154
Total	$372,425	689,323	1,061,748	1,134,333	12,571

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	March 31, 2019			January 1, 2019	Three Months Ended March 31, 2019
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)
Commercial, financial, leasing, etc.	$150,467	95,352	245,819	234,423	3,081
Real estate:
Commercial	82,538	125,171	207,709	203,672	1,096
Residential builder and developer	1,636	2,756	4,392	4,798	184
Other commercial construction	12,557	7,342	19,899	22,205	637
Residential	52,948	157,318	210,266	233,352	3,599
Residential — limited documentation	19,874	64,989	84,863	84,685	252
Consumer:
Home equity lines and loans	27,814	41,431	69,245	71,292	1,310
Recreational finance	6,112	4,860	10,972	11,199	142
Automobile	13,788	7,421	21,209	23,359	54
Other	6,884	353	7,237	4,623	122
Total	$374,618	506,993	881,611	893,608	10,477

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively.  To estimate expected losses the Company generally utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period.  Individual loan credit quality indicators including loan grade and borrower repayment performance inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1 and March 31, 2020, the Company utilized a reasonable and supportable forecast period of two years.  Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.  The Company also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.

The Company’s reserve for off-balance sheet credit exposures was not material at March 31, 2020 and December 31, 2019.

Loan modifications

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month periods ended March 31, 2020 and 2019:
			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Combination of Concession Types	Total
Three Months Ended March 31, 2020	(Dollars in thousands)

Commercial, financial, leasing, etc.	32	$12,692	$5,066	$—	$6,987	$12,053
Real estate:
Commercial	10	39,642	1,355	—	35,968	37,323
Residential	27	10,178	3,247	—	8,977	12,224
Residential — limited documentation	9	2,980	2,667	—	1,232	3,899
Consumer:
Home equity lines and loans	6	738	412	—	334	746
Recreational finance	3	90	90	—	—	90
Automobile	9	182	182	—	—	182
Total	96	$66,502	$13,019	$—	$53,498	$66,517

Three Months Ended March 31, 2019

Commercial, financial, leasing, etc.	65	$30,615	$6,474	$—	$24,270	$30,744
Real estate:
Commercial	15	9,241	987	—	7,967	8,954
Residential builder and developer	2	1,330	1,068	—	—	1,068
Other commercial construction	1	418	—	—	366	366
Residential	17	3,816	1,751	—	2,273	4,024
Residential — limited documentation	1	236	239	—	—	239
Consumer:
Home equity lines and loans	7	476	37	—	454	491
Recreational finance	4	88	88	—	—	88
Automobile	20	317	280	—	37	317
Total	132	$46,537	$10,924	$—	$35,367	$46,291
(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2020 and 2019 and for which there was a subsequent payment default during the three-month periods ended March 31, 2020 and 2019, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $75 million and $76 million at March 31, 2020 and December 31, 2019, respectively.  There were $345 million and $402 million at March 31, 2020 and December 31, 2019, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at March 31, 2020, approximately 42% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

M&T had $526 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at March 31, 2020 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

Also included in long-term borrowings is an agreement to repurchase securities that totaled $101 million and $102 million at March 31, 2020 and December 31, 2019, respectively.  The outstanding agreement has a repurchase date  in 2020, however, the  contractual  maturities of the  underlying  investment  securities extend  beyond  such repurchase date.  The agreement is subject to legally enforceable master netting arrangements, however, the Company has not offset any amounts related to the agreement in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $107 million and $108 million at March 31, 2020 and December 31, 2019, respectively.

5. Revenue from contracts with customers

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

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At March 31, 2020

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Revenue from contracts with customers, continued

and December 31, 2019, the Company had $57 million and $62 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At March 31, 2020 and December 31, 2019, the Company had deferred revenue of $41 million and $43 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month periods ended March 31, 2020 and 2019 that are subject to the noted accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended March 31, 2020	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$15,250	24,157	2,812	—	—	61,670	2,272	$106,161
Trust income	12	304	—	—	—	—	148,435	148,751
Brokerage services income	—	—	—	—	—	—	13,129	13,129
Other revenues from operations:
Merchant discount and credit card fees	10,331	13,316	849	—	—	2,271	400	27,167
Other	—	2,186	843	857	922	5,982	12,516	23,306
	$25,593	39,963	4,504	857	922	69,923	176,752	$318,514
Three Months Ended March 31, 2019

Classification in consolidated statement of income
Service charges on deposit accounts	$15,109	23,210	2,526	—	2	61,151	1,114	$103,112
Trust income	5	214	—	—	—	—	132,567	132,786
Brokerage services income	—	—	—	—	—	—	12,476	12,476
Other revenues from operations:
Merchant discount and credit card fees	8,882	12,092	606	—	—	3,138	420	25,138
Other	—	1,002	1,788	401	1,064	8,494	10,488	23,237
	$23,996	36,518	4,920	401	1,066	72,783	157,065	$296,749

6. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31
	2020	2019	2020	2019
	(In thousands)

Service cost	$4,714	4,087	223	200
Interest cost on projected benefit obligation	17,886	20,200	419	603
Expected return on plan assets	(31,475)	(30,600)	—	—
Amortization of prior service cost (credit)	125	125	(1,175)	(1,175)
Amortization of net actuarial loss (gain)	13,950	4,450	(300)	(300)
Net periodic cost (benefit)	$5,200	(1,738)	(833)	(672)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Pension plans and other postretirement benefits, continued

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $27 million and $22 million for the three months ended March 31, 2020 and 2019, respectively, and are included in salaries and employee benefits expense.

7. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended March 31
	2020	2019
	(In thousands, except per share)

Income available to common shareholders:
Net income	$268,822	482,742
Less: Preferred stock dividends (a)	(17,078)	(18,130)
Net income available to common equity	251,744	464,612
Less: Income attributable to unvested stock-based compensation awards	(1,043)	(2,526)
Net income available to common shareholders	$250,701	462,086
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	130,440	138,637
Less: Unvested stock-based compensation awards	(744)	(748)
Weighted-average shares outstanding	129,696	137,889

Basic earnings per common share	$1.93	3.35

 (a)Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Three Months Ended March 31
	2020	2019
	(In thousands, except per share)

Net income available to common equity	$251,744	464,612
Less: Income attributable to unvested stock-based compensation awards	(1,043)	(2,526)
Net income available to common shareholders	$250,701	462,086
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	130,440	138,637
Less: Unvested stock-based compensation awards	(744)	(748)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	59	31
Adjusted weighted-average shares outstanding	129,755	137,920

Diluted earnings per common share	$1.93	3.35

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Earnings per common share, continued

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 464,694 and 280,818 common shares during the three-month periods ended March 31, 2020 and 2019, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

8. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2020	$50,701	(464,548)	133,888	$(279,959)		73,279	$(206,680)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	131,423	—	—	131,423		(34,544)	96,879
Foreign currency translation adjustment	—	—	(3,225)	(3,225)		282	(2,943)
Unrealized gains on cash flow hedges	—	—	456,333	456,333		(119,970)	336,363
Total other comprehensive income before reclassifications	131,423	—	453,108	584,531		(154,232)	430,299
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	772	—	—	772	(a)	(203)	569
Accretion of net gain on terminated cash flow hedges	—	—	(34)	(34)	(c)	9	(25)
Net yield adjustment from cash flow hedges currently in effect	—	—	(32,041)	(32,041)	(a)	8,423	(23,618)
Amortization of prior service credit	—	(1,050)	—	(1,050)	(d)	276	(774)
Amortization of actuarial losses	—	13,650	—	13,650	(d)	(3,588)	10,062
Total other comprehensive income	132,195	12,600	421,033	565,828		(149,315)	416,513
Balance — March 31, 2020	$182,896	(451,948)	554,921	$285,869		(76,036)	$209,833

Balance — January 1, 2019	$(200,107)	(354,502)	(14,719)	$(569,328)		149,247	$(420,081)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	113,805	—	—	113,805		(29,902)	83,903
Foreign currency translation adjustment	—	—	348	348		(73)	275
Unrealized gains on cash flow hedges	—	—	54,347	54,347		(14,288)	40,059
Total other comprehensive income before reclassifications	113,805	—	54,695	168,500		(44,263)	124,237
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	928	—	—	928	(a)	(245)	683
Losses realized in net income	7	—	—	7	(b)	(2)	5
Accretion of net gain on terminated cash flow hedges	—	—	(28)	(28)	(c)	7	(21)
Net yield adjustment from cash flow hedges currently in effect	—	—	6,625	6,625	(a)	(1,742)	4,883
Amortization of prior service credit	—	(1,050)	—	(1,050)	(d)	276	(774)
Amortization of actuarial losses	—	4,150	—	4,150	(d)	(1,091)	3,059
Total other comprehensive income	114,740	3,100	61,292	179,132		(47,060)	132,072
Balance — March 31, 2019	$(85,367)	(351,402)	46,573	$(390,196)		102,187	$(288,009)
(a)	Included in interest income.
(b)	Included in gain (loss) on bank investment securities.
(c)	Included in interest expense.
(d)	Included in other costs of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined	Cash Flow
	Investment	Benefit	Hedges
	Securities	Plans	and Other	Total
	(In thousands)

Balance — December 31, 2019	$37,380	(342,419)	98,359	$(206,680)
Net gain during period	97,448	9,288	309,777	416,513
Balance — March 31, 2020	$134,828	(333,131)	408,136	$209,833

9. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of March 31, 2020.

The net effect of interest rate swap agreements was to increase net interest income by $36 million during the three months ended March 31, 2020 and to decrease net interest income by $13 million during the three months ended March 31, 2019.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
March 31, 2020
Fair value hedges:
Fixed rate long-term borrowings (b)	$3,050,000	2.5	2.61%	1.34%	$(959)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	55,100,000	1.5	2.53%	1.09%	3,942
Total	$58,150,000	1.6			$2,983
December 31, 2019
Fair value hedges:
Fixed rate long-term borrowings (b)	$3,800,000	2.2	2.51%	2.27%	$(567)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	53,750,000	1.4	2.44%	1.73%	(1,195)
Total	$57,550,000	1.5			$(1,762)

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at March 31, 2020 and December 31, 2019 was a reduction of the estimated fair value gains on interest rate swap agreements designated as fair value hedges of $134.2 million and $45.1 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $559.9 million and $140.7 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $41.75 billion of forward-starting interest rate swap agreements that become effective in 2020 - 2022.
(d)	Includes notional amount and terms of $40.4 billion of forward-starting interest rate swap agreements that become effective in 2020 - 2022.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $36.7 billion and $48.6 billion at March 31, 2020 and December 31, 2019, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $928 million and $1.2 billion at March 31, 2020 and December 31, 2019, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$4,543	$232	$1,560	$1,994
Commitments to sell real estate loans (a)	831	1,195	11,167	421
	5,374	1,427	12,727	2,415
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	35,063	11,965	36	1,225
Commitments to sell real estate loans (a)	3,910	3,074	26,212	3,548
Trading:
Interest rate contracts (b)	1,153,277	398,295	108,345	68,103
Foreign exchange and other option and futures contracts (b)	20,662	12,506	17,401	11,800
	1,212,912	425,840	151,994	84,676
Total derivatives	$1,218,286	$427,267	$164,721	$87,091
(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at March 31, 2020 and December 31, 2019 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $3.3 million and $43.3 million, respectively, and in a liability position of $945.1 million and $281.3 million, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$88,710	(87,824)	$34,180	(34,014)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$12,786		$2,711
Foreign exchange and other option and futures contracts (b)	4,352		1,613
Total	$17,138		$4,324
(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$3,179,012	$3,840,775	$131,464	$43,640

The amount of gain (loss) recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $27 million and $18 million at March 31, 2020 and December 31, 2019, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties, which are subject to enforceable master netting arrangements, was $151 million and $51 million at March 31, 2020 and December 31, 2019, respectively.  The Company was required to post collateral relating to those positions of $146 million and $50 million at March 31, 2020 and December 31, 2019, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2020 was not significant. If the credit risk-related contingent features had been triggered on March 31, 2020, the Company would not have been required to post any additional collateral to counterparties.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties, which are subject to enforceable master netting arrangements, was $2 million and $6 million at March 31, 2020 and December 31, 2019, respectively.  Counterparties posted collateral relating to those positions of $81 thousand and $5 million at March 31, 2020 and December 31, 2019, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $125 million and $84 million at March 31, 2020 and December 31, 2019, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

10. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The amounts of those securitizations during the three-month periods ended March 31, 2020 and 2019 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 4, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2020 and December 31, 2019, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 4.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $1.6 billion at March 31, 2020 and $1.5 billion at December 31, 2019. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $724 million, including $345 million of unfunded commitments, at March 31, 2020 and $748 million, including $414 million of unfunded commitments, at December 31, 2019.  Contingent commitments to provide additional capital contributions to these partnerships were not material at March 31, 2020. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of March 31, 2020 was $953 million, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Variable interest entities and asset securitizations, continued

not included in the Company’s consolidated financial statements.  The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $21 million and $17 million of its investments in qualified affordable housing projects to income tax expense during the three-month periods ended March 31, 2020 and 2019, respectively, and recognized $26 million and $20 million of tax credits and other tax benefits during those periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

11. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at March 31, 2020.

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

11. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2020 and December 31, 2019 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2020
Trading account assets	$1,224,291	$47,497	$1,176,794	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	10,573	—	10,573	—
Obligations of states and political subdivisions	682	—	682	—
Mortgage-backed securities:
Government issued or guaranteed	6,011,064	—	6,011,064	—
Privately issued	16	—	—	16
Other debt securities	117,644	—	117,644	—
	6,139,979	—	6,139,963	16
Equity securities	134,160	115,206	18,954	—
Real estate loans held for sale	625,236	—	625,236	—
Other assets (a)	44,347	—	9,284	35,063
Total assets	$8,168,013	$162,703	$7,970,231	$35,079
Trading account liabilities	$125,746	$—	$125,746	$—
Other liabilities (a)	38,975	—	38,939	36
Total liabilities	$164,721	$—	$164,685	$36

December 31, 2019
Trading account assets	$470,129	$49,040	$421,089	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,767	—	9,767	—
Obligations of states and political subdivisions	775	—	775	—
Mortgage-backed securities:
Government issued or guaranteed	6,180,940	—	6,180,940	—
Privately issued	16	—	—	16
Other debt securities	127,278	—	127,278	—
	6,318,776	—	6,318,760	16
Equity securities	140,041	100,637	39,404	—
Real estate loans held for sale	442,079	—	442,079	—
Other assets (a)	16,466	—	4,501	11,965
Total assets	$7,387,491	$149,677	$7,225,833	$11,981
Trading account liabilities	$79,903	$—	$79,903	$—
Other liabilities (a)	7,188	—	5,963	1,225
Total liabilities	$87,091	$—	$85,866	$1,225

(a)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2020 and 2019 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2020	(In thousands)

Balance — January 1, 2020	$16	10,740
Total gains realized/unrealized:
Included in earnings	—	44,081	(a)
Settlements	—	—
Transfers out of Level 3	—	(19,794)	(b)
Balance — March 31, 2020	$16	35,027
Changes in unrealized gains included in earnings related to assets still held at March 31, 2020	$—	32,584	(a)

2019

Balance — January 1, 2019	$22	7,712
Total gains realized/unrealized:
Included in earnings	—	16,546	(a)
Settlements	(6)	—
Transfers out of Level 3	—	(16,825)	(b)
Balance — March 31, 2019	$16	7,433
Changes in unrealized gains included in earnings related to assets still held at March 31, 2019	$—	8,525	(a)
(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

  The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were in the range of 15% to 90% with a weighted-average of 43% at March 31, 2020.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans, which at March 31, 2020 was 49%.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $196 million at March 31, 2020 ($116 million and $80 million of which were classified as Level 2 and Level 3, respectively), $305 million at December 31, 2019 ($115 million and $190 million of which were classified as Level 2 and Level 3, respectively) and $199 million at March 31, 2019 ($121 million and $78 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2020 and 2019 were decreases of $21 million and $20 million for the three-month periods ended March 31, 2020 and 2019, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $14 million and $9 million at March 31, 2020 and 2019, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2020 and 2019.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $182 million and $188 million at March 31, 2020 and December 31, 2019, respectively, required a valuation allowance of $17 million and $7 million, respectively. No valuation allowance on capitalized servicing rights was required at March 31, 2019.  Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 18.65% and 18.50% at March 31, 2020 and December 31, 2019, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. Changes in fair value recognized for impairment of capitalized servicing rights were $10 million during the three months ended March 31, 2020. No impairment was recognized during the three months ended March 31, 2019.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at March 31, 2020 and December 31, 2019:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
March 31, 2020
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	35,027	Discounted cash flow	Commitment expirations	0%-100% (16%)

December 31, 2019
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	10,740	Discounted cash flow	Commitment expirations	0%-99% (13%)
(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,298,192	1,298,192	1,256,378	41,814	—
Interest-bearing deposits at banks	8,896,307	8,896,307	—	8,896,307	—
Trading account assets	1,224,291	1,224,291	47,497	1,176,794	—
Investment securities	8,956,590	9,053,797	115,206	8,860,172	78,419
Loans and leases:
Commercial loans and leases	26,243,648	25,609,215	—	—	25,609,215
Commercial real estate loans	36,684,106	35,576,538	—	250,414	35,326,124
Residential real estate loans	15,643,014	15,824,640	—	3,957,633	11,867,007
Consumer loans	15,571,507	15,100,531	—	—	15,100,531
Allowance for credit losses	(1,384,366)	—	—	—	—
Loans and leases, net	92,757,909	92,110,924	—	4,208,047	87,902,877
Accrued interest receivable	329,898	329,898	—	329,898	—
Financial liabilities:
Noninterest-bearing deposits	$(35,554,715)	(35,554,715)	—	(35,554,715)	—
Savings and interest-checking deposits	(57,956,331)	(57,956,331)	—	(57,956,331)	—
Time deposits	(5,454,341)	(5,512,518)	—	(5,512,518)	—
Deposits at Cayman Islands office	(1,217,921)	(1,217,921)	—	(1,217,921)	—
Short-term borrowings	(59,180)	(59,180)	—	(59,180)	—
Long-term borrowings	(6,321,435)	(6,233,069)	—	(6,233,069)	—
Accrued interest payable	(88,267)	(88,267)	—	(88,267)	—
Trading account liabilities	(125,746)	(125,746)	—	(125,746)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$35,027	35,027	—	—	35,027
Commitments to sell real estate loans	(32,638)	(32,638)	—	(32,638)	—
Other credit-related commitments	(142,012)	(142,012)	—	—	(142,012)
Interest rate swap agreements used for interest rate risk management	2,983	2,983	—	2,983	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,432,805	1,432,805	1,394,984	37,821	—
Interest-bearing deposits at banks	7,190,154	7,190,154	—	7,190,154	—
Federal funds sold	3,500	3,500	—	3,500	—
Trading account assets	470,129	470,129	49,040	421,089	—
Investment securities	9,497,251	9,539,540	100,637	9,351,793	87,110
Loans and leases:
Commercial loans and leases	23,838,168	23,510,908	—	—	23,510,908
Commercial real estate loans	35,541,914	35,517,180	—	28,338	35,488,842
Residential real estate loans	16,156,094	16,227,274	—	3,990,848	12,236,426
Consumer loans	15,386,693	15,413,262	—	—	15,413,262
Allowance for credit losses	(1,051,071)	—	—	—	—
Loans and leases, net	89,871,798	90,668,624	—	4,019,186	86,649,438
Accrued interest receivable	333,142	333,142	—	333,142	—
Financial liabilities:
Noninterest-bearing deposits	$(32,396,407)	(32,396,407)	—	(32,396,407)	—
Savings and interest-checking deposits	(54,932,162)	(54,932,162)	—	(54,932,162)	—
Time deposits	(5,757,456)	(5,829,347)	—	(5,829,347)	—
Deposits at Cayman Islands office	(1,684,044)	(1,684,044)	—	(1,684,044)	—
Short-term borrowings	(62,363)	(62,363)	—	(62,363)	—
Long-term borrowings	(6,986,186)	(7,063,165)	—	(7,063,165)	—
Accrued interest payable	(105,374)	(105,374)	—	(105,374)	—
Trading account liabilities	(79,903)	(79,903)	—	(79,903)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$10,740	10,740	—	—	10,740
Commitments to sell real estate loans	300	300	—	300	—
Other credit-related commitments	(136,470)	(136,470)	—	—	(136,470)
Interest rate swap agreements used for interest rate risk management	(1,762)	(1,762)	—	(1,762)	—

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

	March 31,	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,480,697	$5,442,160
Commercial real estate loans to be sold	291,459	164,076
Other commercial real estate	9,021,342	9,029,608
Residential real estate loans to be sold	711,970	423,056
Other residential real estate	810,145	448,375
Commercial and other	15,220,152	16,170,731
Standby letters of credit	2,440,312	2,441,432
Commercial letters of credit	34,841	41,059
Financial guarantees and indemnification contracts	4,072,127	4,108,572
Commitments to sell real estate loans	1,323,837	906,037

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $8.9 billion and $9.1 billion at March 31, 2020 and December 31, 2019, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.   Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party.  The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.8 billion and $3.9 billion at March 31, 2020 and December 31, 2019, respectively.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2020, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

Wilmington Trust, N.A., a wholly owned subsidiary of M&T, provides retirement services, including serving in certain trustee roles relating to Employee Stock Ownership Plans (“ESOPs”). Beginning in 2010, the U.S. Department of Labor (“DOL”) announced that it would increase its focus on ESOP transactions, particularly with regard to valuation issues relating to ESOP transactions. Beginning in late 2013, Wilmington Trust, N.A. began receiving requests for information and subpoenas relating to certain ESOP transactions for which it acted as trustee.  In June 2016, Wilmington Trust, N.A. received a DOL subpoena seeking information on its global ESOP trustee business. In addition to these investigations, the DOL has commenced three lawsuits against Wilmington Trust, N.A. relating to its role as trustee of three ESOP transactions. In July 2019, Wilmington Trust, N.A. reached a settlement in principle with the DOL to resolve certain pending DOL ESOP matters.  On April 28, 2020, Wilmington Trust N.A. and the DOL executed a formal settlement agreement. The total amount of the settlement was $88 million, which included $80 million in payments to 21 ESOPs. The settlement amount is within the Company’s reserve for litigation matters as of March 31, 2020.  Wilmington Trust, N.A. has also been named as a defendant in five private party lawsuits relating to its role as trustee for five ESOP transactions.  Two of the five private party lawsuits relating to ESOP transactions have been resolved through settlements, which have been preliminarily approved by Courts, and are in the process of administration. Neither of the two settlements is material. Under applicable transaction documents, Wilmington Trust, N.A. may be entitled to indemnification by the ESOP plan sponsors. These matters could result in damages, settlements, penalties, restitution, reputational damage or additional costs and expenses.

M&T and its subsidiaries are subject in the normal course of business to various other pending and threatened legal proceedings and matters in which claims for monetary damages are asserted.  On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements.  The Company increased its recorded liability for legal-related matters by $50 million during the three months ended March 31, 2019.  To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was estimated to be between $0 and $50 million as of March 31, 2020.  Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements in the 2019 Annual Report.  The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP.  As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

Information about the Company's segments is presented in the following table:

	Three Months Ended March 31
	2020			2019
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$137,833	885	32,926	$139,322	856	43,271
Commercial Banking	291,776	1,053	143,732	267,490	840	132,218
Commercial Real Estate	223,305	409	117,408	219,173	354	117,498
Discretionary Portfolio	49,219	(13,037)	25,668	63,917	(9,299)	39,172
Residential Mortgage Banking	125,561	21,417	24,616	83,761	14,514	12,941
Retail Banking	402,683	267	110,246	430,891	2,511	145,066
All Other	275,788	(10,994)	(185,774)	346,271	(9,776)	(7,424)
Total	$1,506,165	—	268,822	$1,550,825	—	482,742

	Average Total Assets
	Three Months Ended March 31		Year Ended December 31
	2020	2019	2019
	(In millions)

Business Banking	$6,006	5,702	5,793
Commercial Banking	29,172	27,858	28,142
Commercial Real Estate	24,849	23,572	23,921
Discretionary Portfolio	27,143	30,341	29,081
Residential Mortgage Banking	3,218	2,071	2,611
Retail Banking	16,002	14,403	15,083
All Other	14,195	12,892	14,953
Total	$120,585	116,839	119,584
(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $5,063,000 and $5,967,000 for the three-month periods ended March 31, 2020 and 2019, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

14. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at March 31, 2020 as a result of cumulative losses recognized and cash distributions received in prior years.  Income recognized by M&T is included in other revenues from operations and totaled $23 million and $37 million for the three-month periods ended March 31, 2020 and 2019, respectively.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $2.1 billion and $2.2 billion at March 31, 2020 and December 31, 2019, respectively. Revenues from those servicing rights were

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P., continued

$3 million for each of the three-month periods ended March 31, 2020 and 2019. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $61.9 billion and $62.8 billion at March 31, 2020 and December 31, 2019, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $37 million and $28 million for the three-month periods ended March 31, 2020 and 2019, respectively. In addition, the Company held $90 million and $93 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2020 and December 31, 2019, respectively, that were securitized by Bayview Financial. At March 31, 2020, the Company held $85 million of Bayview Financial’s $690 million syndicated loan facility.

15. Recent accounting developments

The following table provides a description of accounting standards that were adopted by the Company in 2020 as well as standards that are not effective that could have an impact to M&T’s consolidated financial statements upon adoption.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2020
Measurement of Credit Losses on Financial Instruments

The amended guidance replaces the incurred loss model for determining the allowance for credit losses. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected.  The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense.  Subsequent changes in the allowance will be recorded in the income statement as an adjustment the to the provision for credit losses.  In addition, the amended guidance requires credit losses relating to debt securities to be recorded through an allowance for credit losses.

January 1, 2020

The Company adopted the guidance on January 1, 2020.  The Company’s approach for estimating current expected credit losses for loans includes utilizing macro-economic assumptions to project losses over a two-year reasonable and supportable forecast period.  Subsequent to the forecast period, the Company reverts to longer term historical loss experience to estimate expected credit losses over the remaining contractual life.

Based on portfolio composition, current economic conditions, and reasonable and supportable forecasts of future conditions, the Company recognized an increase to the allowance for credit losses of $132 million upon adoption of the standard as of January 1, 2020 as compared with the allowance for credit losses recognized on its consolidated balance sheet at December 31, 2019. The $132 million increase was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020.

The effect on the allowance for credit losses was primarily attributable to increases in reserves for residential mortgage loans and consumer loans, which generally have longer estimated lives as compared with commercial and commercial real estate loans. The adoption did not have a material effect on the allowance for credit losses for debt securities.

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

15. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2020
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

January 1, 2020

The Company adopted the amended guidance effective January 1, 2020.  A prospective transition method is being used for the amendments relating to disclosures being added under the guidance.  Such disclosures relate to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty.  All other amendments relating to removing or modifying certain disclosures will be applied retrospectively.  The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

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

		January 1, 2020	The guidance did not have a material impact on the Company’s consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of March 31, 2020
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

15. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of March 31, 2020
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

15. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of March 31, 2020
Reference Rate Reform

The amendments provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2)  provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.

Beginning March 12, 2020

The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is evaluating the impact that the guidance will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income in the first quarter of 2020 of $269 million or $1.93 of diluted earnings per common share, compared with $483 million or $3.35 of diluted earnings per common share in the similar 2019 quarter. During the final quarter of 2019, net income and diluted earnings per common share were $493 million and $3.60, respectively.  Basic earnings per common share were $1.93 in the recent quarter, compared with $3.35 and $3.60 in the first and fourth quarters of 2019, respectively. The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the initial quarter of 2020 was .90%, compared with 1.68% in the year-earlier quarter and 1.60% in the final quarter of 2019.  The annualized rate of return on average common shareholders’ equity was 7.00% in the recent quarter, compared with 13.14% in the corresponding 2019 quarter and 12.95% in 2019’s the fourth quarter of 2019.

Effective January 1, 2020, M&T adopted amended accounting guidance for the measurement of credit losses on financial instruments.  That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The new accounting guidance replaces the previous incurred loss model for determining the allowance for credit losses.  The adoption of the amended guidance resulted in a $132 million increase in the allowance for credit losses as of January 1, 2020. Additional information on the new accounting guidance is provided under the heading “Provision for Credit Losses” and in note 3 of Notes to Financial Statements.

M&T’s first quarter 2020 results were adversely impacted by the Coronavirus Disease 2019 (“COVID-19”) pandemic, as the United States operates under a state of emergency. Economic forecasts of the impact of COVID-19 as of the end of the recent quarter resulted in higher estimates of expected credit losses in M&T’s loan portfolio as compared with that estimated as of January 1, 2020. While the full impact of COVID-19 on M&T’s future financial results is uncertain and not currently estimable, M&T believes that impact could be material. A provision for credit losses of $250 million was recorded in the first quarter of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Among other things, the CARES Act provides relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing, and also provides funding opportunities for small businesses under the Paycheck Protection Program (“PPP”) from approved Small Business Administration (“SBA”) lenders, including M&T Bank, which is one of the top ten SBA lenders in the country. For commercial and consumer customers, M&T has provided a host of relief options, including loan maturity extensions, payment deferrals, fee waivers and low interest rate loan products.  On April 6, 2020, M&T provided an online application solution for small business customers and began accepting loan applications under the PPP.

While the updated economic forecasts at the end of the first quarter resulted in higher estimates of expected credit losses in the Company’s loan portfolio, resulting in a significant increase in the provision for credit losses, the Company will continue to be negatively impacted by the COVID-19 pandemic after March 31, 2020. The Company believes that the COVID-19 pandemic could have a material impact on its future financial results.  Specifically, the Company expects the following balance sheet and income statement categories to be affected:

•

Average loan balances are expected to rise, as commercial customers drew on available lines of credit in late March and as a result of the loans associated with the PPP being funded.  Details of the Main Street Lending Program, a provision of the CARES Act, are being finalized so that potential impact is not determinable;

•

Net interest income and net interest margin – while the higher loan balances will add to net interest income, the low interest rate environment and the 1% rate earned on the PPP loans will negatively affect the Company’s net interest margin;

•

Provision for credit losses – deteriorating economic assumptions used to calculate the allowance for credit losses at the end of future reporting periods could result in higher levels of the provision and allowance for credit losses than have been historically experienced.  In addition, the impact on borrowers’ ability to repay loans could be negatively affected, potentially leading to increased charge-offs;

•

Noninterest income will likely be lower as it relates to the trust businesses, as some of that income is derived from equity market performance, and it is likely that fee waivers will resume for proprietary money market mutual fund management fees.  The potential for a prolonged slowdown in debt capital market activities also exists. Consumer deposit service charge fees are expected to decline due to fee waivers and lower debit card transactions. Credit card interchange volumes are also expected to be lower, resulting in lower fees.  Residential mortgage applications are expected to continue to be strong given the low interest rate environment; and

•

The shelter in place and stay at home mandates around the country will impact aspects of the Company’s expense base, such as the use of contractors, travel and entertainment costs, and other types of discretionary expenditures.  In addition, the Company has curtailed hiring and has redeployed employees to address the changing dynamics of the business given the current environment.

The national effort to mitigate the pandemic has resulted in a widespread and deep contraction of the economy, challenging businesses and their employees.  The Company has taken actions to provide a safe environment for its customers and employees and to provide relief to customers in a variety of ways.  Examples of those actions include:

•

The deployment of a Pandemic Response Plan to manage the pandemic’s effects on operations, employees and customers, including seeking to ensure employee safety, maintain continuity of operations and service levels for customers, preserve the Company’s financial strength, and comply with applicable laws and regulations.  Actions have included placing restrictions on travel, implementing a limited branch service model, implementing social distancing requirements, and mandating for all employees whose jobs can be performed remotely to work from home indefinitely;

•	Nearly all M&T Bank branches remain open, with in-person visits by appointment and normal access to drive-through windows and ATMs;
•	Approximately 90% of the Company’s non-branch employees are working remotely;
•	Loan customers are receiving COVID-19 related relief in various forms, including modification and forebearance requests that have been approved through April 30, 2020 as follows:
•	Commercial – 6,324 customers with balances of $14.1 billion;
•	Residential real estate – 81,587 customers with balances of $15.2 billion (including 74,989 customers with balances of $13.2 billion that are serviced for others);
•	Consumer – including automobile, recreational finance, home equity lines and loans, credit cards and personal loans – 17,834 customers with balances of $555 million.
•	Paycheck Protection Program – Through April 30, 2020, 32,440 customers were approved for loans totaling $7.0 billion; and
•	Waiving of certain types of transaction and maintenance fees for consumer and small business deposit account relationships.

During the first quarter of 2019, the Company increased its reserve for legal matters by $50 million in conjunction with matters associated with a subsidiary’s role as trustee of Employee Stock Ownership Plans in its Institutional Client Services business. That increase, on an after-tax basis, reduced net income in that quarter by $37 million, or $.27 of diluted earnings per common share. Also during that quarter, M&T realized $37 million of distributed income from Bayview Lending Group LLC (“BLG”), increasing net income by $28 million, or $.20 of diluted earnings per common share. A similar distribution of $23 million was received in the first quarter of 2020, increasing net income by $17 million, or $.13 of diluted earnings per common share.

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

Net operating income aggregated $272 million in the first three months of 2020, compared with $486 million in the similar 2019 period.  Diluted net operating earnings per common share for the first quarter of 2020 were $1.95, compared with $3.38 in the initial 2019 quarter. Net operating income and diluted net operating earnings per common share were $496 million and $3.62, respectively, in the fourth quarter of 2019.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 0.94%, compared with 1.76% and 1.67% in the first and fourth quarters of 2019, respectively. Net operating income represented an annualized return on average tangible common equity of 10.39% in the recent quarter, compared with 19.56% in the year-earlier quarter and 19.08% in the final 2019 quarter.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $982 million in the initial quarter of 2020, compared with $1.06 billion in the first quarter of 2019. That decline resulted predominantly from a 39 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.65% in the recent quarter from 4.04% in the corresponding 2019 quarter. The narrowing in the net interest margin was largely the result of declines in rates on loans, reflecting the lower interest rate environment due to actions initiated by the Federal Reserve to decrease its target Federal funds rate three times in the second half of 2019 (each by a .25% increment) and twice in March of 2020 (first by .50%, than another by 1.0%). The impact of the recent quarter’s lower net interest margin on net interest income was partially offset by an increase in average earning assets of $2.1 billion from the year-earlier quarter, reflecting growth in loans, interest-bearing deposits at banks and short-term agreements to resell securities. Those increases were partially offset by a decline in average balances of investment securities. Taxable-equivalent net interest income in the recent quarter declined $32 million, or 3%, from the fourth quarter of 2019 primarily due to a $2.4 billion or 2% decrease in average earning assets. The lower earning assets were predominantly due to declines in average balances of interest-bearing deposits at banks and investment securities, partially offset by a rise in average outstanding loans. The recent quarter’s net interest margin was little changed from 3.64% in the final 2019 quarter.

Average loans and leases totaled $91.7 billion in the recent quarter, up $3.2 billion or 4% from $88.5 billion in the first quarter of 2019.  Commercial loans and leases averaged $24.3 billion in the first quarter of 2020, $1.3 billion or 6% higher than in the year-earlier quarter.  Commercial loan and lease balances at March 31, 2020 totaled $26.2 billion, up 14% from $23.1 billion a year earlier.  During late March, the Company’s commercial customers began drawing on available lines of credit for liquidity purposes as the pandemic was expanding in scope. Those draws, which totaled approximately $2 billion, are expected to have a more significant effect on average balances in the second quarter of 2020, to the extent such loans amounts remain outstanding. Average commercial real estate loans were $36.0 billion in the recent quarter, up $1.5 billion, or 4%, from $34.5 billion in the initial quarter of 2019.  Included in average commercial real estate loans in the first quarters of 2020 and 2019 were loans held for sale of $185 million and $280 million, respectively.  Reflecting ongoing repayments of loans obtained in the 2015 acquisition of Hudson City Bancorp, Inc. (“Hudson City”), average residential real estate loans declined $1.0 billion or 6% to $15.9 billion in the first three months of 2020 from $16.9 billion in the year-earlier quarter.  Included in average residential real estate loans were loans held for sale of $409 million in the recent quarter and $166 million in the first quarter of 2019.  Consumer loans averaged $15.5 billion in the first quarter of 2020, up $1.4 billion, or 10%, from $14.0 billion in the initial 2019 quarter, predominantly due to growth in average recreational finance

(consisting predominantly of loans secured by recreational vehicles and boats) and automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the first quarter of 2020 increased $1.5 billion, or 2%, from $90.2 billion in the fourth quarter of 2019.  Average commercial loan and lease balances in the recent quarter were up $742 million, or 3%, from $23.5 billion in the fourth quarter of 2019.  Average commercial real estate loans in the first quarter of 2020 increased $1.0 billion, or 3%, from $35.0 billion in the fourth quarter of 2019.  Commercial real estate loans held for sale averaged $201 million in the fourth quarter of 2019.  Average balances of residential real estate loans in the initial 2020 quarter declined $399 million, or 2%, from $16.3 billion in the fourth quarter of 2019, reflecting the continued pay down of loans obtained in the acquisition of Hudson City.  Residential real estate loans held for sale averaged $382 million in the final 2019 quarter.  Average consumer loans in the recent quarter increased $124 million, or 1%, from $15.3 billion in 2019’s fourth quarter.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2020	2019	2019
	(In millions)

Commercial, financial, etc.	$24,290	6%	3%
Real estate — commercial	36,034	4	3
Real estate — consumer	15,931	(6)	(2)
Consumer
Recreational finance	5,661	34	4
Home equity lines and loans	4,412	(8)	(3)
Automobile	3,940	7	2
Other	1,438	11	(1)
Total consumer	15,451	10	1
Total	$91,706	4%	2%

The investment securities portfolio averaged $9.1 billion in the first quarter of 2020, down $3.8 billion, or 30%, from $12.9 billion in the year-earlier quarter and $942 million lower than the $10.0 billion averaged in the fourth quarter of 2019.  The lower average balances in the two most recent quarters as compared with the first quarter of 2019 reflect maturities of U.S. Treasury notes and pay downs of mortgage-backed securities.  During the first quarter of 2019, the Company purchased $500 million of U.S. Treasury notes. There were no significant purchases of investment securities during the first quarter of 2020 or the fourth quarter of 2019. There were no significant sales of investment securities during the three-month periods ended March 31, 2020, March 31, 2019 or December 31, 2019.  The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York.  Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

The investment securities portfolio is predominantly comprised of residential mortgage-backed securities, short term U.S. Treasury and federal agency notes, and certain other debt and marketable equity securities. Investment securities also include capital stock of the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York.   When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The amounts of investment securities held by the Company are influenced by factors such as demand for loans, which generally yield more than investment securities and other earning assets, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income.  Net unrealized losses on such equity securities during the first quarter of 2020 and final quarter of 2019 were $21 million and $6 million, respectively, compared with net unrealized gains of $12 million during the first quarter of 2019.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the first quarters of 2020 or 2019 or in the final 2019 quarter. Based on management’s assessment of future cash flows associated with individual investment securities as of March 31, 2020, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 2 and 11 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities.  Those other earning assets in the aggregate averaged $7.4 billion in the recently completed quarter, compared with $4.7 billion in the first quarter of 2019 and $10.3 billion in the final quarter of 2019.  Interest-bearing deposits at banks averaged $6.1 billion, $4.6 billion and $8.9 billion during the three-month periods ended March 31, 2020, March 31, 2019 and December 31, 2019, respectively. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.

As a result of the changes described herein, average earning assets totaled $108.2 billion in the most recent quarter, compared with $106.1 billion and $110.6 billion in the first and fourth quarter of 2019, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $90.9 billion in the first quarter of 2020, $6.1 billion or 7% above $84.8 billion in the year-earlier quarter.  Average balances of savings and interest-checking core deposits rose $4.4 billion or 9% to $53.6 billion in the initial 2020 quarter from $49.2 billion in the year-earlier quarter.  That increase was predominantly due to higher residential mortgage escrow deposits resulting from additions to the Company’s servicing and sub-servicing portfolios in 2019 and higher commercial deposits.  Average noninterest-bearing deposits increased $2.1 billion or 7% to $32.5 billion in the recent quarter from $30.3 billion in the first 2019 quarter.  The recent quarter rise in average noninterest-bearing deposits was largely due to higher trust and commercial deposits, and mortgage escrow deposits. As noted earlier, in late March commercial customers drew down available lines of credit for liquidity purposes.  A large portion of those funds were deposited in customer deposit accounts at M&T Bank.  The impact of those additional deposits is expected to have a more significant effect on average deposit account balances in the second quarter of 2020, to the extent such amounts remain on deposit with the Company. Average core deposits were $91.5 billion in the fourth quarter of 2019. Average savings and interest-checking core deposits declined $756 million or 1% in the initial 2020 quarter from $54.4 billion in the immediately preceding quarter. That decline reflected lower average commercial and mortgage escrow deposits. Average noninterest-bearing deposits in the recent quarter were $387 million or 1 % above the fourth quarter average of $32.1 billion due to higher trust-related deposits.   The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2020	2019	2019
	(In millions)

Savings and interest-checking deposits	$53,648	9%	(1)%
Time deposits	4,800	(9)	(5)
Noninterest-bearing deposits	32,456	7	1
Total	$90,904	7%	(1)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $872 million in the recent quarter, compared with $1.0 billion in the first quarter of 2019 and $956 million in the final 2019 quarter. The decreases in such deposits since the first quarter of 2019 were predominantly the result of maturities of higher-rate time deposits. Cayman Islands office deposits averaged $1.7 billion in each of the first quarter of 2020 and the final quarter of 2019, compared with $972 million in the initial 2019 quarter. The increases in such deposits in the two most recent quarters as compared with the first quarter of 2019 were the result of customers’ desire to sweep their deposit balances into higher earning products. However, balances of Cayman Islands office deposits at March 31, 2020 declined to $1.2 billion from $1.7 billion at December 31, 2019, largely reflecting customer reaction to the declines in short-term interest rates that followed actions by the Federal Reserve in March 2020. The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $2.7 billion during each of the first quarter of 2020 and the fourth quarter of 2019 and $2.9 billion in the first quarter of 2019.  The amounts of Cayman Islands office deposits or brokered deposits is largely dependent on demand by customers and other investors for those types of deposit products.

The table below summarizes average total deposits for the quarters ended March 31, 2020, December 31, 2019 and March 31, 2019.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended March 31, 2020
Savings and interest-checking deposits	$26,920	$6,181	$23,265	$56,366
Time deposits	5,265	52	355	5,672
Noninterest-bearing deposits	5,661	5,080	21,715	32,456
Deposits at Cayman Islands office	—	—	1,672	1,672
Total	$37,846	$11,313	$47,007	$96,166

Three Months Ended December 31, 2019
Savings and interest-checking deposits	$26,445	$6,532	$24,126	$57,103
Time deposits	5,566	53	396	6,015
Noninterest-bearing deposits	5,409	4,672	21,988	32,069
Deposits at Cayman Islands office	—	—	1,716	1,716
Total	$37,420	$11,257	$48,226	$96,903

Three Months Ended March 31, 2019
Savings and interest-checking deposits	$27,279	$6,360	$18,456	$52,095
Time deposits	5,792	42	517	6,351
Noninterest-bearing deposits	5,214	3,979	21,122	30,315
Deposits at Cayman Islands office	—	—	972	972
Total	$38,285	$10,381	$41,067	$89,733

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $58 million in the initial 2020 quarter, compared with $1.1 billion in the year-earlier quarter and $675 million in the final quarter of 2019.  Short-term borrowings from Federal Home Loan Banks averaged $718 million in the first quarter of 2019 and $548 million in the fourth quarter of 2019.  There were no such borrowings outstanding in the initial 2020 quarter.

Long-term borrowings averaged $6.2 billion in the recent quarter, compared with $8.5 billion and $6.9 billion in the first and fourth quarters of 2019, respectively.  Average balances of outstanding senior notes were $4.2 billion, $5.5 billion and $4.9 billion during the three months ended March 31, 2020, March 31, 2019 and December 31, 2019, respectively. On January 7, 2020, M&T Bank, the principal bank subsidiary of M&T, redeemed $750 million of fixed rate senior notes that were due to mature on February 6, 2020.  Also included in average long-term borrowings were amounts borrowed from the Federal Home Loan Banks of New York and Pittsburgh of $2 million in each of the two most recent quarters and $576 million during the first quarter of 2019. Subordinated capital notes included in long-term borrowings averaged $1.4 billion in each of the three-month periods ended March 31, 2020, March 31, 2019 and December 31, 2019.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $525 million in each of the three-month periods ended March 31, 2020 and December 31, 2019 and $522 million during the initial three months of 2019. Additional information regarding junior subordinated debentures is provided in note 4 of Notes to Financial Statements.  Long-term borrowings also included agreements to repurchase securities, which averaged $101 million in the first quarter of 2020, $408 million in the year-earlier quarter and $102 million in the fourth quarter of 2019.  The repurchase agreement held at March 31, 2020 totaled $101 million and matures in July 2020, however, the contractual maturities of the underlying securities extend beyond such repurchase date.

Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.35% in the recent quarter, compared with 3.67% in the initial 2019 quarter.  The yield on earning assets during the first three months of 2020 was 4.18%, down 53 basis points from 4.71% in the similar 2019 period, while the rate paid on interest-bearing liabilities declined 21 basis points to .83% in the recent quarter from 1.04% in the year-earlier period. The narrowing of the net interest spread in the recent quarter as compared with the corresponding 2019 period reflects the decreases in short-term interest rates initiated by the Federal Reserve during the second half of 2019 and, to a lesser degree, in March 2020. In the fourth quarter of 2019, the net interest spread was 3.30%, the yield on earning assets was 4.27% and the rate paid on interest-bearing liabilities was .97%.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $38.2 billion in the first three months of 2020, compared with $37.1 billion in the initial 2019 quarter and $38.1 billion in the fourth quarter of 2019. The increase in average net interest-free funds in the most recent quarter as compared with the first quarter of 2019 reflects higher average balances of noninterest-bearing deposits. Those deposits averaged $32.5 billion, $30.3 billion and $32.1 billion in the quarters ended March 31, 2020, March 31, 2019 and December 31, 2019, respectively. The rise in such balances in the recent quarter as compared with the initial quarter of 2019 was due to increased levels of deposits of commercial and trust customers. Partially offsetting the higher average balances of noninterest-bearing deposits in the initial 2020 quarter were increased average balances of mortgage servicing advances. Shareholders’ equity averaged $15.7 billion during the three-month period ended March 31, 2020, $15.6 billion during the three-month period ended March 31, 2019 and $15.8 billion during the three-month period ended December 31, 2019.  Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of the two most recent quarters and the quarter ended March 31, 2019. The cash surrender value of bank owned life insurance averaged $1.8 billion in each of the three-month periods ended March 31, 2020, March 31, 2019 and December 31, 2019. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .30% in the first quarter of 2020, compared with .37% and .34% in the first quarter of 2019 and fourth quarter of 2019, respectively. The reduced contribution of net interest-free funds to net interest margin in the recent quarter as compared with the first and fourth quarters of 2019 reflects the lower rates on interest-bearing liabilities used to value net interest-free funds.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described herein, the Company’s net interest margin was 3.65% in the first quarter of 2020, compared with 4.04% in the similar 2019 period and 3.64% in the fourth quarter of 2019.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $16.4 billion (excluding $41.8 billion of forward-starting swap agreements) at March 31, 2020, $17.8 billion (excluding $16.4 billion of forward-starting swap agreements) at March 31, 2019 and $17.2 billion (excluding $40.4 billion of forward-starting swap agreements) at December 31, 2019. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Interest rate swap agreements with notional amounts of $13.35 billion that were in effect at each of March 31, 2020, March 31, 2019 and December 31, 2019 were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans.  At March 31, 2020, March 31, 2019 and December 31, 2019, interest rate swap agreements with notional amounts of $3.05 billion, $4.45 billion and $3.80 billion, respectively, were serving as fair value hedges of fixed rate long-term borrowings. The Company has entered into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges, and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended March 31, 2020, March 31, 2019 and December 31, 2019 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 9 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.54% and 1.14%, respectively, at March 31, 2020.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 9 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended March 31
.	2020		2019
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$32,041	.12%	$(6,625)	(.03)%
Interest expense	(3,765)	(.02)	6,385	.04
Net interest income/margin	$35,806	.13%	$(13,010)	(.05)%
Average notional amount (c)	$16,650,549		$12,662,778
Rate received (b)		2.51%		2.28%
Rate paid (b)		1.66%		2.69%
(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the period.

In addition to interest rate swap agreements, the Company had entered into interest rate floor agreements that were accounted for in the trading account rather than as hedging instruments but, nevertheless, provided the Company with protection against the possibility of future declines in interest rates on earning assets.  At each of March 31, 2019 and December 31, 2019, outstanding notional amounts of such agreements totaled $15.6 billion. The fair value of those interest rate floor agreements was $1.4 million at March 31, 2019 and $362 thousand at December 31, 2019 and was included in trading account assets in the consolidated balance sheet.  Changes in the fair value of those agreements were recorded as “trading account and foreign exchange gains” in the consolidated statement of income. The interest rate floor agreements matured during the first quarter of 2020.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk.  Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Core deposits represent the most significant source of funding for the Company and are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others.  The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, Cayman Islands office deposits and longer-term borrowings.  M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities.  The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes.  The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios.  The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital.  At March 31, 2020 and December 31, 2019, long-term borrowings aggregated $6.3 billion and $7.0 billion, respectively.

Short-term federal funds borrowings outstanding at March 31, 2019 were $3.4 billion, while there were no such borrowings outstanding at March 31, 2020 or December 31, 2019.  In general, those borrowings were unsecured, matured on the next business day and were entered into to enhance the Company’s overall liquidity position at the time.  In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $1.2 billion at March 31, 2020, $1.1 billion at March 31, 2019 and $1.7 billion at December 31, 2019.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $3.1 billion at March 31, 2020 and $2.8 billion at each of March 31, 2019 and December 31, 2019.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at March 31, 2020 or December 31, 2019.  The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $850 million at March 31, 2020, compared with $756 million at March 31, 2019 and $857 million at December 31, 2019.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at March 31, 2020 approximately $384 million was available for payment of dividends to M&T from bank subsidiaries.  M&T also may obtain funding through long-term borrowings.  Outstanding senior notes of M&T at March 31, 2020 and December 31, 2019 were $790 million and $770 million, respectively.  Junior subordinated debentures of M&T associated with trust preferred securities outstanding at March 31, 2020 and December 31, 2019 totaled $526 million and $525 million, respectively.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At March 31, 2020, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $16.4 billion.  In addition, the Company has entered into $41.8 billion of forward-starting interest rate swap agreements.

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

The accompanying table as of March 31, 2020 and December 31, 2019 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	March 31, 2020	December 31, 2019
	(In thousands)

+200 basis points	$99,883	45,345
+100 basis points	62,141	35,838
-100 basis points	(51,028)	(94,616)

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $36.7 billion at March 31, 2020, $43.3 billion at March 31, 2019 and $48.6 billion at December 31, 2019. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $928 million at March 31, 2020, compared with $832 million at March 31, 2019 and $1.2 billion at December 31, 2019.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet were $1.2 billion and $126 million, respectively, at March 31, 2020 and $470 million and $80 million, respectively, at December 31, 2019.  The fair value asset and liability amounts at March 31, 2020 have been reduced by contractual settlements of $3 million and $945 million, respectively, and at December 31, 2019 have been reduced by contractual settlements of $43 million and $281 million, respectively. The higher balance of trading account assets at March 31, 2020 as compared with December 31, 2019 was largely the result of increased values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments. Included in trading account assets were assets related to deferred compensation plans aggregating $19 million at March 31, 2020 and $21 million at each of March 31, 2019 and December 31, 2019.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at March 31, 2020 were $22 million of liabilities related to deferred compensation plans, compared with $24 million at March 31, 2019 and $25 million at December 31, 2019.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $29 million at March 31, 2020, $26 million at March 31, 2019 and $28 million at December 31, 2020.

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

Provision for Credit Losses

As described in note 3 of Notes to Financial Statements, effective January 1, 2020 the Company adopted amended accounting guidance for the measurement of credit losses on financial instruments.  That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The new guidance replaces the previous incurred loss model for determining the allowance for credit losses.  The adoption of the amended guidance resulted in a $132 million increase in the allowance for credit losses at January 1, 2020.  Increases in the allowance for residential real estate loans and consumer loans, reflecting the longer-dated maturities of such portfolios, were offset somewhat by net decreases in the allowance for commercial loans resulting from lower loss estimates on demand loan products due to the assumption that the Company could require full repayment of such loans in the near-term.  The following table depicts the changes in the allowance for credit losses by loan category resulting from the adoption of the amended guidance.

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

The amended guidance requires estimated credit losses on loans acquired at a discount to be reflected in the allowance for credit losses.  Previously, such losses were netted in the carrying value of the loans unless there was an increased loss expectation subsequent to their acquisition. The gross-up of the estimated losses on loans acquired at a discount that was previously not recognized in the allowance for credit losses was $18 million on January 1, 2020.  Prior to January 1, 2020, the Company generally recognized interest income on loans acquired at a discount regardless of the borrowers’ repayment status.  Effective with the adoption of the new accounting guidance, the Company’s nonaccrual loan policy now applies to loans acquired at a discount.  Loans acquired at a discount at December 31, 2019 included $171 million of loans that, effective with the adoption of the new guidance, were classified as non-accrual loans on January 1, 2020.

A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the first quarter of 2020 was $250 million, compared with $22 million in the year-earlier quarter and $54 million in the fourth quarter of 2019.  As noted earlier, the significant increase in the provision in the recent quarter as compared with the prior quarters follows adoption of the new accounting guidance on January 1, 2020 and reflects updated assumptions and projections that considered the deteriorating macroeconomic outlook resulting from the COVID-19 pandemic. Net charge-offs of loans were $49 million in the recent quarter, compared with $22 million and $41 million in the first and fourth quarters of 2019, respectively.  Net charge-offs as an annualized percentage of average loans and leases were .22% in the initial 2020 quarter, .10% in the similar quarter of 2019 and .18% in the final quarter of 2019.  A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	First Quarter	First Quarter	Fourth Quarter
	2020	2019	2019
	(In thousands)

Commercial, financial, leasing, etc.	$13,122	706	13,907
Real estate:
Commercial	834	(543)	620
Residential	3,428	1,542	6
Consumer	31,778	20,402	26,833
	$49,162	22,107	41,366

Included in net charge-offs of consumer loans were net charge-offs of: automobile loans of $7 million in the each of the first quarters of 2020 and 2019 and $4 million in the fourth quarter of 2019; recreational finance loans of $9 million in the first quarter of 2020 and $7 million in each of the year-earlier quarter and the fourth quarter of 2019; and home equity loans and lines of credit secured by one-to-four family residential properties of $2 million in each of the first quarters of 2020 and the final 2019 quarter and $1 million in the first quarter of 2019.

Nonaccrual loans aggregated $1.06 billion or 1.13% of total loans and leases outstanding at March 31, 2020, compared with $1.13 billion or 1.25% at January 1, 2020. The adoption of the new accounting guidance resulted in an increase in nonaccrual loans on January 1, 2020 of approximately $171 million.  Previously such loans would have been classified as either purchased impaired loans or acquired accruing loans past due 90 days or more. Nonaccrual loans at March 31, 2019 and December 31, 2019 totaled $882 million and $963 million, respectively, or .99% and 1.06% of total loans outstanding.

Accruing loans past due 90 days or more were $530 million or .56% of loans and leases at March 31, 2020. Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $244 million or .28% of total loans outstanding at March 31, 2019 and $519 million or  .57% of outstanding loans at December 31, 2019.  Accruing loans past due 90 days or more included loans guaranteed by government-related entities of $464 million, $195 million and $480 million at March 31, 2020, March 31, 2019, and December 31, 2019, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $439 million at March 31, 2020, $169 million at March 31, 2019 and $452 million at December 31, 2019.  The increase in such loans since March 31, 2019 resulted from loans associated with servicing the Company added in 2019. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Prior to the adoption of the new accounting standard on January 1, 2020, the Company reported purchased impaired loans. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continued to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The amended accounting guidance requires estimated credit losses on loans acquired at a discount to now be reflected in the allowance for credit losses and effective with the adoption of the guidance, the Company’s nonaccrual loan policy now applies to such loans.  The carrying amount of purchased impaired loans was $279 million at March 31, 2019 and $228 million at December 31, 2019.

The United States has been operating under a state of emergency related to the COVID-19 pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic have resulted in a dramatic reduction in economic activity that has severely hampered the ability of some businesses and consumers to meet their repayment obligations.  The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings.  Modifications may include payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. The Company has begun working with its customers affected by COVID-19 and expects a significant amount of modifications across many of its loan portfolios in the near term.  To the extent that such modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

The Company also modified the terms of select loans in an effort to assist borrowers that were not related to the COVID-19 pandemic. If the borrower was experiencing financial difficulty and a concession was granted, the Company considered such modifications as troubled debt restructurings.  Loan modifications included such actions as the extension of loan maturity dates and the lowering of interest rates and monthly payments.  The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. The modified loans are included in impaired loans for purposes of determining the level of the allowance for credit losses.  Information about modifications of loans that are considered troubled debt restructurings is included in note 3 of Notes to Financial Statements.

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $176 million, $188 million, and $203 million at March 31, 2020, March 31, 2019 and December 31, 2019, respectively.

Commercial loans and leases classified as nonaccrual totaled $287 million, $246 million and $347 million at March 31, 2020, March 31, 2019 and December 31, 2019, respectively. The decline in such loans from December 31, 2019 to March 31, 2020 predominantly resulted from payments received from borrowers. Commercial real estate loans in nonaccrual status aggregated $227 million, $232 million and $195 million at March 31, 2020, March 31, 2019 and December 31, 2019, respectively.

Nonaccrual residential real estate loans totaled $413 million at March 31, 2020, compared with $295 million at March 31, 2019 and $319 million at December 31, 2019.  The increase at the end of the first quarter of 2020 as compared with the prior dates reflects the impact of the adoption of the amended accounting guidance as noted earlier. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $119 million at March 31, 2020, compared with $85 million at March 31, 2019 and $83 million at December 31, 2019.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans.  Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount at the 2019 dates) aggregated $474 million at March 31, 2020, compared with $200 million at March 31, 2019 and $487 million at December 31, 2019. A substantial portion of such amounts related to repurchased government-guaranteed loans, including the previously noted repurchases of loans associated with servicing that the Company added in 2019.  Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2020 is presented in the accompanying table.

Nonaccrual consumer loans were $135 million at March 31, 2020, compared with $109 million at March 31, 2019 and $102 million at December 31, 2019.  Included in nonaccrual consumer loans at March 31, 2020, March 31, 2019 and December 31, 2019 were: automobile loans of $19 million, $21 million and $21 million, respectively; recreational finance loans of $13 million, $11 million and $14 million, respectively; and outstanding balances of home equity loans and lines of credit of $63 million, $69 million and $63 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended March 31, 2020 is presented in the accompanying table.

Information about past due and nonaccrual loans as of March 31, 2020 and December 31, 2019 is also included in note 3 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	March 31, 2020			March 31, 2020
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$4,703,403	$101,335	2.15%	$2,635	.22%
Pennsylvania	1,089,994	13,977	1.28	421	.15
Maryland	1,138,757	15,563	1.37	(1)	—
New Jersey	2,956,288	75,402	2.55	689	.09
Other Mid-Atlantic (a)	1,044,795	14,676	1.40	67	.03
Other	2,661,585	71,713	2.69	43	.01
Total	$13,594,822	$292,666	2.15%	$3,854	.11%
Residential construction loans:
New York	$27,556	$147	.53%	$—	—%
Pennsylvania	6,229	240	3.85	—	—
Maryland	10,381	—	—	—	—
New Jersey	14,744	556	3.77	—	—
Other Mid-Atlantic (a)	22,197	—	—	—	—
Other	5,346	29	.54	29	1.71
Total	$86,453	$972	1.12%	$29	1.13%
Limited documentation first mortgages:
New York	$880,900	$51,502	5.85%	$(76)	(.03%)
Pennsylvania	39,680	5,296	13.35	(9)	(.09)
Maryland	23,681	3,045	12.86	21	.35
New Jersey	724,369	35,110	4.85	11	.01
Other Mid-Atlantic (a)	20,114	973	4.84	1	.04
Other	272,995	23,391	8.57	(403)	(.57)
Total	$1,961,739	$119,317	6.08%	$(455)	(.09%)
First lien home equity loans and lines of credit:
New York	$1,090,756	$13,259	1.22%	$102	.04%
Pennsylvania	659,319	8,224	1.25	63	.04
Maryland	543,700	7,277	1.34	161	.12
New Jersey	70,141	772	1.10	64	.37
Other Mid-Atlantic (a)	180,954	2,014	1.11	23	.05
Other	31,735	1,546	4.87	63	.79
Total	$2,576,605	$33,092	1.28%	$476	.07%
Junior lien home equity loans and lines of credit:
New York	$667,536	$13,679	2.05%	$21	.01%
Pennsylvania	245,463	3,035	1.24	833	1.35
Maryland	512,619	7,710	1.50	154	.12
New Jersey	98,171	1,103	1.12	75	.31
Other Mid-Atlantic (a)	233,746	2,889	1.24	(55)	(.09)
Other	41,439	1,152	2.78	16	.16
Total	$1,798,974	$29,568	1.64%	$1,044	.23%
Limited documentation junior lien:
New York	$566	$56	9.89%	$(1)	(.77%)
Pennsylvania	207	—	—	(19)	(35.94)
Maryland	1,068	75	7.02	—	—
New Jersey	122	—	—	—	—
Other Mid-Atlantic (a)	535	32	5.98	—	—
Other	2,828	248	8.77	27	3.80
Total	$5,326	$411	7.72%	$7	.53%
(a)Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $84 million at March 31, 2020, compared with $81 million at March 31, 2019 and $86 million at December 31, 2019.  Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended March 31, 2020, March 31, 2019 or December 31, 2019. At March 31, 2020, the Company’s holdings of residential real estate-related properties comprised approximately 89% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

	2020	2019 Quarters
	First
	Quarter	Fourth	Third	Second	First
	(Dollars in thousands)

Nonaccrual loans	$1,061,748	963,112	1,005,249	865,384	881,611
Real estate and other foreclosed assets	83,605	85,646	79,735	72,907	81,335
Total nonperforming assets	$1,145,353	1,048,758	1,084,984	938,291	962,946
Accruing loans past due 90 days or more(a)	$530,317	518,728	461,162	348,725	244,257
Government guaranteed loans included in totals above:
Nonaccrual loans	$50,561	50,891	43,144	36,765	35,481
Accruing loans past due 90 days or more	464,243	479,829	434,132	320,305	194,510
Renegotiated loans	$232,439	234,424	240,781	254,332	267,952
Acquired accruing loans past due 90 days or more(b)	N/A	39,632	40,733	43,079	43,995
Purchased impaired loans(c):
Outstanding customer balance	N/A	415,413	453,382	473,834	495,163
Carrying amount	N/A	227,545	253,496	263,025	278,783

Nonaccrual loans to total loans and leases, net of unearned discount	1.13%	1.06%	1.12%	.96%	.99%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.22%	1.15%	1.21%	1.04%	1.09%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.56%	.57%	.51%	.39%	.28%

(a)Predominantly residential real estate loans. Prior to 2020, excludes loans acquired at a discount.

(b)	Prior to 2020, loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Prior to 2020, accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

Beginning in 2020, management determines the allowance for credit losses under new accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan and leases portfolio.  A description of the methodologies used by the Company to estimate its allowance for credit losses in 2020 can be found in note 3 of Notes to Financial Statements contained in this quarterly report on Form 10-Q. For periods prior to 2020, a description of the methodologies used by the Company for determining the allowance for credit losses may be found in the Provision for Credit Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in M&T’s Annual Report on Form 10-K for the year ended December 31, 2019.

In establishing the allowance for credit losses subsequent to December 31, 2019, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis.  For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of

March 31, 2020, there existed substantial concerns about the likely economic decline related to the COVID-19 pandemic; the volatile nature of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 52% of the Company’s loans and leases are to customers in New York State and Pennsylvania). The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans.  Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and through the loss estimation modeling and other techniques used by the Company are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed higher loss amounts when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.  Criticized commercial loans and commercial real estate loans totaled $2.4 billion at March 31, 2020, compared with $3.0 billion at March 31, 2019 and $2.5 billion at December 31, 2019.  The declines from the first quarter of 2019 to the two most recent quarter-ends reflect payments received on criticized loans during 2019 and early 2020 and the removal of loans to customers experiencing improved financial condition.

The governmental responses to COVID-19 have led to a significant reduction in economic activity that has been detrimental to many businesses across the Company’s geographic regions. As a result, borrowers have been and will likely be significantly impacted by the shut-downs caused by the March 13, 2020 nationwide state of emergency resulting from the COVID-19 pandemic.  Summaries of the commercial loan and lease and commercial real estate loan portfolios as of March 31, 2020 and December 31, 2019 are provided below.

	March 31,	December 31,
Commercial, financial, leasing, etc.	2020	2019
	(In millions)
Industry
Motor vehicle and recreational finance dealers	$5,413	$5,089
Services	4,212	3,769
Manufacturing	3,391	2,995
Wholesale	2,231	2,296
Financial and insurance	2,688	1,816
Health services	1,592	1,621
Transportation, communications, utilities	1,476	1,450
Real estate investors	1,646	1,507
Retail	1,566	1,403
Construction	1,244	1,156
Other	785	736
Total	$26,244	$23,838

	March 31,	December 31,
Commercial real estate	2020	2019
	(In millions)
Investor-owned
Permanent finance by property type
Office	$4,491	$4,468
Apartments/Multifamily	4,634	4,226
Retail/Service	4,601	4,366
Hotel	2,672	2,629
Health facilities	2,563	2,442
Industrial/Warehouse	1,499	1,529
Other	322	219
Total permanent	$20,782	$19,879
Total construction/development	8,761	8,501
Total investor-owned	$29,543	$28,380
Owner-occupied by industry
Other services	1,445	1,467
Retail	1,168	1,157
Motor vehicle and recreational finance dealers	1,161	1,164
Health services	899	903
Wholesale	763	781
Manufacturing	589	591
Other	1,116	1,099
Total owner-occupied	7,141	7,162
Total	$36,684	$35,542

In preparing its financial statements as of March 31, 2020, the Company did not attempt to re-grade its commercial loans and commercial real estate loans for COVID-19 impacts unless it had individual borrower-specific information indicating it should do so. The Company expects that loans will likely be re-graded in subsequent periods as more information becomes available.

Loan officers in different geographic locations with the support of the Company’s credit department personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and the regions in which they operate.   The Company will be re-assessing its loan grades for those borrowers most impacted by COVID-19 in the second quarter of 2020. At least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed.  On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.  For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At March 31, 2020, approximately 59% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 61% (or approximately 24% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At March 31, 2020, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $6 million, compared with $8 million at March 31, 2019 and $6 million at December 31, 2019.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2020, approximately 83% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately six years, and approximately 25% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis.  To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period.  The Company’s approach for estimating current expected credit losses for loans and leases at March 31, 2020 and January 1, 2020 included utilizing macro-economic assumptions to project losses over a two-year reasonable and supportable forecast period.  Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life.  Forward-looking estimates of certain macro-economic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists.  Changes in the forecasted economic assumptions from January 1, 2020 to March 31, 2020 primarily reflect the projected impact of the COVID-19 pandemic.  Specifically, the forecast at March 31, 2020 reflected a sharp contraction of economic activity in the second quarter of 2020 resulting in a projected unemployment rate  of 9.3% and an annualized rate of decrease in real gross domestic product as low as (26.1%). Additionally, commercial real estate prices were anticipated to decline by  an average of 15.6% in the first forecast year, followed by improvement of 9.8% in year 2.  The forecast utilized as of March 31 contemplated an economic recovery beginning in the third quarter of 2020.  The assumptions utilized as of January 1, 2020 at the time of adoption of the expected credit loss accounting standard were significantly less severe. Those assumptions anticipated unemployment rates that averaged under 4% and steady growth in real gross domestic product of 3.3% over the eight quarter forecast period. Forecasted changes in real estate prices as of that date were not significant.  The assumptions utilized were based on information available to the Company at or near March 31, 2020 and January 1, 2020 at the time it was preparing its estimate of expected credit losses as of those dates.

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that influence its loss estimation process.  Geopolitical conditions assessed at March 31, 2020 included the potential impact of COVID-19 on economic activity that could influence the ability of customers to repay loan amounts in accordance with their contractual obligations.  With respect to economic forecasts the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period and of more negative or positive outcomes on its allowance for credit losses. Economic forecasts have changed rapidly in the recent past due to the uncertain impacts of COVID-19.  Generally, an increase in unemployment rate or a decrease in any of the rate of positive change in real gross domestic product, commercial real estate prices or home prices would have an adverse impact on expected credit losses and would likely result in an increase to the allowance for credit losses.

Further information about the Company’s methodology to estimate expected credit losses is included in note 3 of Notes to Financial Statements.

Management believes that the allowance for credit losses at March 31, 2020 appropriately reflected expected credit losses inherent in the portfolio as of that date.  The allowance for credit losses totaled $1.38 billion at March 31, 2020, compared with $1.18 billion on January 1, 2020 when the new accounting pronouncement became effective.  The increase in the allowance for credit losses during the first quarter was primarily the result of deteriorated forecasted economic conditions as a result of the COVID-19 pandemic.  The allowance for credit losses totaled $1.02 billion at March 31, 2019 and $1.05 billion at December 31, 2019.  As a percentage of loans and leases outstanding, the allowance was 1.47% at March 31, 2020 compared with 1.30% at January 1, 2020, 1.15% as of March 31, 2019 and 1.16% at December 31, 2019.  The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors previously referred to.  Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $529 million in the first quarter of 2020, compared with $501 million in the corresponding 2019 quarter and $521 million in the final quarter of 2019. The recent quarter’s improvement as compared with the first three months of 2019 reflects higher mortgage banking revenues, trust income and trading account and foreign exchange gains, partially offset by unrealized valuation losses on equity securities and a reduction in distributed income from BLG of $14 million.  As compared with the fourth quarter of 2019, the recent quarter’s increase reflected higher levels of distributed income from BLG of $23 million in the initial 2020 quarter and increased mortgage banking revenues that were partially offset by unrealized valuation losses on equity securities and declines in loan syndication and other credit-related fees of $11 million.

Mortgage banking revenues were $128 million in the initial 2020 quarter, compared with $95 million in the year-earlier period and $118 million in the fourth quarter of 2019.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $98 million in the first quarter of 2020, compared with $66 million in the corresponding quarter of 2019 and $91 million in the final 2019 quarter. As compared with the first quarter of 2019, the higher residential mortgage banking revenues in the recent quarter resulted from increased gains associated with loans held for sale and related commitments, reflecting higher origination volumes and improved margins, and higher servicing income. The recent quarter’s improvement from the last quarter of 2019 was predominantly due to higher gains associated with loans held for sale and related commitments.

New commitments to originate residential real estate loans to be sold were approximately $919 million in the initial quarter of 2020, compared with $422 million in the year-earlier quarter and $697 million in the final 2019 quarter. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $31 million in the first three months of 2020, $10 million in the similar period of 2019 and $26 million in 2019’s fourth quarter.

Loans held for sale that were secured by residential real estate aggregated $374 million at March 31, 2020, $178 million at March 31, 2019 and $414 million at December 31, 2019.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $782 million and $712 million, respectively, at March 31, 2020, compared with $380 million and $314 million, respectively, at March 31, 2019 and $713 million and $423 million, respectively, at December 31, 2019.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $17 million and $8 million at March 31, 2020 and March 31, 2019, respectively, compared with $12 million at December 31, 2019. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net increases in revenues of $5 million and $1 million in the first quarters of 2020 and 2019, respectively. The impact of such changes in the fourth quarter of 2019 was nil.

Revenues from servicing residential real estate loans for others were $67 million during the three-month period ended March 31, 2020, compared with $56 million and $65 million during the quarters ended March 31, 2019 and December 31, 2019, respectively.  Residential real estate loans serviced for others totaled $93.5 billion at March 31, 2020, $90.1 billion at March 31, 2019 and $95.1 billion at December 31, 2019. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $61.9 billion, $54.9 billion and $62.8 billion at March 31, 2020, March 31, 2019 and December 31, 2019, respectively. Revenues earned for sub-servicing loans totaled $37 million during the recent quarter, compared with $28 million in the first quarter of 2019 and $35 million in the final quarter of 2019. The Company added approximately $16.6 billion to its residential mortgage loan sub-servicing portfolio during the second quarter of 2019 and another $1.0 billion was added during the fourth quarter of 2019. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 14 of Notes to Financial Statements.

Capitalized residential mortgage servicing assets totaled $224 million at March 31, 2020 (net of a $17 million valuation allowance), $260 million at March 31, 2019 and $237 million at December 31, 2019 (net of a $7 million valuation allowance).  A provision for impairment of capitalized residential mortgage servicing rights of $10 million was recorded in the initial 2020 quarter resulting from changes in the estimated fair value of capitalized mortgage servicing rights that reflected the impact of lower interest rates on the expected rate of residential mortgage loan prepayments.  During the fourth quarter of 2019, the Company reduced the valuation allowance for capitalized residential mortgage servicing rights by $16 million, reflecting the impact of higher interest rates at that time.

Commercial mortgage banking revenues totaled $30 million in the recent quarter, compared with $29 million and $27 million in the first and fourth quarters of 2019, respectively.  Included in such amounts were revenues from loan origination and sales activities of $14 million in the first quarter of 2020, $15 million in the year-earlier quarter and $11 million in the final quarter of 2019. Commercial real estate loans originated for sale to other investors were approximately $611 million in the recent quarter, compared with $777 million in the first quarter of 2019 and $709 million in the fourth quarter of 2019. Loan servicing revenues totaled $16 million in each of the two most recent quarters, compared with $14 million in the initial 2019 quarter. Capitalized commercial mortgage servicing assets were $129 million and $117 million at March 31, 2020 and 2019, respectively, and $131 million at December 31, 2019. Commercial real estate loans serviced for other investors totaled $21.0 billion at each of March 31, 2020 and December 31, 2019 and $19.2 billion at March 31, 2019. Those servicing amounts included $3.8 billion at March 31, 2020, $3.5 billion at March 31, 2019 and $3.9 billion at December 31, 2019, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $542 million and $291 million, respectively, at March 31, 2020, $366 million and $200 million, respectively, at March 31, 2019 and $193 million and $164 million, respectively, at December 31, 2019. Commercial real estate loans held for sale at March 31, 2020, March 31, 2019 and December 31, 2019 were $250 million, $166 million and $28 million, respectively.

Service charges on deposit accounts were $106 million and $103 million in the first quarters of 2020 and 2019, respectively, and $111 million in the fourth quarter of 2019.  The decline in such service charges in the recent quarter as compared with the immediately preceding quarter resulted largely from seasonally lower consumer service charges related to overdraft fees and debit card transactions.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income aggregated $149 million in the first quarter of 2020, compared with $133 million in the year-earlier quarter and $151 million in the fourth quarter of 2019.  Revenues associated with the ICS business were approximately $85 million, $71 million and $84 million during the quarters ended March 31, 2020, March 31, 2019 and December 31, 2019, respectively. The higher revenues in the most recent quarter as compared with the year-earlier quarter reflect the impact of higher sales activities and increased retirement services income resuting from growth in collective fund balances. Revenues attributable to WAS totaled approximately $56 million, $55 million and $60 million for the three-month periods ended March 31, 2020, March 31, 2019 and December 31, 2019, respectively.  The lower revenues in the recent quarter as compared with the final 2019 quarter largely reflect lower recurring fees due to declining equity market performance, changing product mix and competitive factors.  Trust assets under management were $103.6 billion, $92.9 billion and $113.0 billion at March 31, 2020, March 31, 2019 and December 31, 2019, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $12.8 billion, $11.3 billion and $12.5 billion at March 31, 2020, March 31, 2019 and December 31, 2019, respectively.  Additional trust income from investment management activities was $8 million in the two most recent quarters, compared with $7 million in the first quarter of 2019 and is predominantly comprised of fees earned from retail customer investment accounts.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $13 million in the recent quarter, compared with $12 million in each of the first and fourth quarters of 2019.  Trading account and foreign exchange activity resulted in gains of $21 million and $11 million during the quarters ended March 31, 2020 and 2019, respectively, compared with gains of $17 million in the fourth quarter of 2019.  The higher gains in the recent quarter as compared with the first and fourth quarters of 2019 were predominantly due to increased activity related to interest rate swap agreements executed on behalf of commercial customers.  The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 9 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net losses on investment securities of $21 million in the recent quarter and $6 million in the fourth quarter of 2019, compared with net gains of $12 million in the first quarter of 2019. The gains and losses represented unrealized gains and losses on investments in Fannie Mae and Freddie Mac preferred stock holdings.

Other revenues from operations were $133 million in the first three months of 2020, compared with $134 million in the similar 2019 period and $118 million in the fourth quarter of 2019. The most significant contributor to the higher revenues in the initial 2020 quarter as compared with the final three months of 2019 was a $23 million income distribution from BLG in 2020, partially offset by lower loan syndication fees of $10 million.  Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $32 million in the recent quarter, compared with $24 million in the year-earlier quarter and $43 million in the fourth quarter of 2019.  Revenues from merchant discount and credit card fees were $30 million in the initial quarter of 2020, compared with $27 million in the year-earlier quarter and $28 million in the final 2019 quarter. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million in each of the first quarters of 2020 and 2019 and in the fourth quarter of 2019. Insurance-related sales commissions and other revenues totaled $15 million in the quarter ended March 31, 2020, compared with $14 million and $11 million in 2019’s first and fourth quarters, respectively.  M&T’s investment in BLG resulted in income in the first quarters of 2020 and 2019 of $23 million and $37 million, respectively.  There was no such income in the fourth quarter of 2019.

Other Expense

Other expense totaled $906 million in the first quarter of 2020, compared with $894 million in the corresponding quarter of 2019 and $824 million in the final three months of 2019. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $4 million in each of the two most recent quarters, compared with $5 million in the first quarter of 2019. Exclusive of those nonoperating expenses, noninterest operating expenses were $903 million in the recent quarter, compared with $889 million in the year-earlier period and $819 million in the final quarter of 2019.  Factors contributing to the higher level of expenses in the recent quarter as compared with the year-earlier quarter were increased costs for salaries and employee benefits, outside data processing and software, and a $10 million increase to the valuation allowance for capitalized residential mortgage servicing rights, partially offset by lower costs of $60 million for legal-related matters and professional and outside services.  The recent quarter’s rise in noninterest operating expenses as compared with the fourth quarter of 2019 was largely attributable to higher salaries and employee benefits expenses, reflecting seasonally higher stock-based compensation and employee benefits expenses, and changes in the valuation allowance for capitalized residential mortgage servicing rights.  That allowance was increased by $10 million during the recent quarter, compared with a reduction of $16 million in the fourth quarter of 2019. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $537 million in the initial quarter of 2020, compared with $499 million in the similar 2019 quarter and $469 million in the fourth quarter of 2019. The higher salaries and employee benefits expenses in the recent quarter as compared with the year-earlier period reflect the impact of higher staffing levels, as well as merit and other increases for employees, higher incentive-based compensation and increased employee benefit costs. The increase in salaries and employee benefits expense in the recent quarter as compared with 2019’s fourth quarter reflects seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award.  As a result, stock-based compensation expense during the first quarters of 2020 and 2019 included $31 million and $27 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated recognition provisions of GAAP.  That acceleration had no effect on the value of stock-based compensation awarded to employees.  Salaries and employee benefits expense included stock-based compensation of $43 million and $40 million in the three-month periods ended March 31, 2020 and March 31, 2019, respectively, and $11 million in the three-month period ended December 31, 2019.  The number of full-time equivalent employees was 17,416 at March 31, 2020, compared with 17,080 and 17,503 at March 31, 2019 and December 31, 2019, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $366 million and $390 million in the quarters ended March 31, 2020 and March 31, 2019, respectively, and $350 million in the final quarter of 2019.  The decline in nonpersonnel expenses in the recent quarter as compared with the first quarter of 2019 reflects lower costs of $60 million for legal-related matters and professional and outside services, largely resulting from a first quarter 2019 addition to the reserve for legal matters of $50 million.  The higher level of nonpersonnel operating expenses in the recent quarter as compared with the final 2019 quarter was predominantly attributable to the $10 million addition to the valuation allowance for capitalized residential mortgage servicing rights in the initial 2020 quarter, compared with a reduction in that valuation allowance of $16 million in the final three months of 2019.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 58.9% during the recent quarter, compared with 57.6% and 53.1% in the first and fourth quarters of 2019, respectively. The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $81 million in the first quarter of 2020, compared with $152 million in the year-earlier quarter and $159 million in the final 2019 quarter.  The effective tax rates were 23.1%, 23.9% and 24.4% for the quarters ended March 31, 2020, March 31, 2019 and December 31, 2019, respectively.

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

Capital

Shareholders’ equity was $15.8 billion at March 31, 2020, representing 12.70% of total assets, compared with $15.6 billion or 12.99% a year earlier and $15.7 billion or 13.11% at December 31, 2019.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.25 billion at each of March 31, 2020 and December 31, 2019, compared with $1.23 billion at March 31, 2019.

Reflecting the impact of repurchases of M&T’s common stock, common shareholders’ equity was $14.6 billion, or $113.54 per share, at March 31, 2020, compared with $14.4 billion, or $105.04 per share, a year earlier and $14.5 billion, or $110.78 per share, at December 31, 2019.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $77.60 at the end of the recent quarter, compared with $71.19 at March 31, 2019 and $75.44 at December 31, 2019.  The Company’s ratio of tangible common equity to tangible assets was 8.30% at March 31, 2020, compared with 8.43% a year earlier and 8.55% at December 31, 2019.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $135 million, or $1.05 per common share, at March 31, 2020 and $37 million, or $.29 per common share, at December 31, 2019, compared with net unrealized losses of $63 million, or $.46 per common share at March 31, 2019.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of March 31, 2020 and December 31, 2019 is included in note 2 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at March 31, 2020 were pre-tax effect unrealized gains of $212 million on securities with an amortized cost of $5.7 billion and pre-tax effect unrealized losses of $20 million on securities with an amortized cost of $245 million.  Information concerning the Company’s fair valuations of investment securities is provided in notes 2 and 11 of Notes to Financial Statements.

Each reporting period the Company reviews its available-for-sale investment securities for declines in value that might be indicative of credit-related losses through an analysis of the creditworthiness of the issuer or the credit performance of the underlying collateral supporting the bond.  If the Company does not expect to recover the entire amortized cost basis of a debt security a credit loss is recognized and such loss would be recognized in the consolidated statement of income.  Beginning January 1, 2020, an allowance for credit losses would reduce the carrying value of available-for-sale investment securities.  Previously if a credit-related loss was deemed to have occurred, the investment security’s cost basis was adjusted, as appropriate for the circumstances. A loss is also recognized in the consolidated statement of income if the Company intends to sell a bond or it more likely than not will be required to sell a bond before recovery of the amortized cost basis.

As of March 31, 2020, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of March 31, 2020, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectible.

On January 1, 2020 the Company adopted amended accounting guidance that requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2020 and March 31, 2020 as the substantial majority of such investment securities were obligations backed by the U.S. government or its agencies.  The Company assessed the potential for expected credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at March 31, 2020 and December 31, 2019, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $90 million and $93 million, respectively, and a fair value of $78 million and $87 million, respectively.  At March 31, 2020, 82% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 19% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 10% at March 31, 2020, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 32% and 68% respectively. Given the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of March 31, 2020, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $333 million or $2.60 per common share, at March 31, 2020, $259 million or $1.90 per common share, at March 31, 2019 and $342 million, or $2.62 per common share, at December 31, 2019.

Pursuant to previously approved capital plans and authorizations by M&T’s Board of Directors, M&T repurchased 2,577,000 shares of its common stock for $374 million in the first quarter of 2020.  During the initial 2019 quarter, M&T repurchased 2,150,000 common shares at a total cost of $366 million.  Repurchases of common stock in the final 2019 quarter totaled 1,724,000 shares at a cost of $282 million.  In light of the COVID-19 pandemic impact on overall economic conditions, M&T has ceased repurchasing its common stock for the time being.

Cash dividends declared on M&T’s common stock totaled $143 million in the initial quarter of 2020, compared with $139 million and $145 million in the three-month periods ended March 31, 2019 and December 31, 2019, respectively.  During the fourth quarter of 2019, M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $1.10 per common share, from the previous rate of $1.00 per common share. Cash dividends declared on preferred stock aggregated $17 million in each of the first quarter of 2020 and fourth quarter of 2019, compared with $18 million in the initial quarter of 2019.

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

The federal bank regulatory agencies have issued rules that allow banks and bank holding companies to phase -in the impact of adopting the expected credit loss accounting model on regulatory capital. Those rules allow banks and bank holding companies to delay for two years the day one impact on retained earnings of adopting the expected loss accounting standard and 25% of the cumulative change in the reported allowance for credit losses subsequent to the initial adoption, followed by a three year transition period. M&T and its subsidiary banks have elected to adopt these rules and the impact is reflected in the regulatory capital ratios presented below.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2020 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2020

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	9.19%	9.84%	48.72%
Tier 1 capital	10.35%	9.84%	48.72%
Total capital	12.54%	11.56%	48.88%
Tier 1 leverage	9.59%	9.13%	11.98%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes regular examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2019.

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

Net income of the Business Banking segment was $33 million during the quarter ended March 31, 2020, compared with $43 million in the year-earlier quarter and $37 million in the fourth quarter of 2019. As compared with the initial 2019 quarter, the recent quarter’s decline reflected an $8 million increase in the provision for credit losses, due to higher net charge-offs and a $4 million decrease in net interest income. The lower net interest income reflected a narrowing of the net interest margin on deposits of 42 basis points offset, in part, by a 21 basis point widening of the net interest margin on loans and higher average balances of loans of $300 million and deposits of $304 million. The decrease in net income in the recent quarter as compared with the final quarter of 2019 was predominantly due to an increase in the provision for credit losses of $6 million, due to higher net charge-offs, and lower net interest income of $5 million, partially offset by a $5 million decrease in centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Business Banking segment. The decline in net interest income reflected a narrowing of the net interest margin on deposits of 10 basis points and lower average deposit balances of $452 million.

The Commercial Banking segment contributed net income of $144 million in the recent quarter, compared with $132 million in each of the first and fourth quarters of 2019. The 9% improvement in the first quarter of 2020 as compared with the corresponding quarter of 2019 was primarily the result of an increase in letter of credit and other credit-related fees of $8 million,  a $7 million increase in net interest income and a $5 million rise in trading account and foreign exchange gains, due largely to increased activity related to interest rate swap transactions executed on behalf of commercial customers. The higher net interest income reflected increases in average outstanding loan and deposit balances of $1.2 billion and $1.1 billion, respectively, and a seven basis point expansion of the net interest margin on loans, partially offset by a 40 basis point narrowing of the net interest margin on deposits. Partially offsetting those favorable factors was an $8 million increase in the provision for credit losses, mainly resulting from higher net charge-offs (due to net recoveries of previously charged-off loans in 2019’s initial quarter). As compared with 2019’s fourth quarter, the higher recent quarter net income was primarily due to an $8 million decrease in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment, a $7 million increase to net interest income and a $5 million decline in the provision for credit losses, mainly due to lower charge-offs, offset, in part, by a $8 million decline in letter of credit and other credit-related fees resulting from lower loan syndication fees. The higher net interest income reflected a widening of the net interest margin on loans of four basis points and an increase in average outstanding loan balances of $889 million.

Net income of the Commercial Real Estate segment was $117 million in each of the first quarters of 2020 and 2019, compared with $115 million in the fourth quarter of 2019. The results in the recent quarter as compared with the initial 2019 quarter reflected a $6 million increase in trading account and foreign exchange gains due largely to increased activity related to interest rate swap transactions executed on behalf of commercial customers, partially offset by a decrease of $4 million in net interest income. The lower net interest income was predominantly attributable to a narrowing of the net interest margin on deposits of 42 basis points. The increase in net income in the recent quarter as compared with the final quarter of 2019 resulted primarily from an increase of $5 million in commercial mortgage banking revenues, reflecting higher origination and servicing income, partially offset by a $3 million decline in net interest income, driven by a narrowing of the net interest margin on loans of 11 basis points offset, in part, by higher average outstanding loan balances of $750 million.

Net income earned by the Discretionary Portfolio segment totaled $26 million during the three-month period ended March 31, 2020, compared with $39 million in the year-earlier period and $37 million in the fourth quarter of 2019. As compared with the first quarter of 2019, the recent quarter’s decline in net income was primarily due to $21 million of unrealized valuation losses on marketable equity securities in 2020 (compared with unrealized valuation gains of $12 million in 2019), offset, in part, by a $19 million increase in net interest income. That increase reflected a widening of the net interest margin on average loan balances of 83 basis points. The decline in net income in the recent quarter as compared with the immediately preceding quarter reflected higher unrealized losses on equity securities of $14 million in the recent quarter and a $4 million increase in the provision for credit losses, due to higher net charge-offs, partially offset by an increase of $3 million in net interest income. The improvement in net interest income reflected a 32 basis point widening of the net interest margin on loans, partially offset by a 31 basis point narrowing of the margin on investment securities.

The Residential Mortgage Banking segment contributed net income of $25 million in the initial 2020 quarter, compared with $13 million in the year-earlier quarter and $36 million in 2019’s fourth quarter. The higher net income in the recent quarter as compared with the first quarter of 2019 was due to higher revenues of $27 million associated with mortgage origination and sales activities (including intersegment revenues) and  $10 million in servicing revenues (including intersegment revenues), partially offset by a $10 million addition to the valuation allowance for capitalized mortgage servicing rights, $7 million of higher servicing-related costs and a $4 million rise in personnel-related costs. As compared with the final quarter of 2019, lower net income in the recent quarter was primarily the result of changes in the valuation allowance for capitalized mortgage servicing rights. That allowance was increased by $10 million during the recent quarter, compared with a reduction of $16 million in the fourth quarter of 2019. Partially offsetting that unfavorable impact were higher revenues of $7 million associated with mortgage origination and sales activities (including intersegment revenues).

Net income of the Retail Banking segment totaled $110 million in each of the first quarter of 2020 and the fourth quarter of 2019, compared with $145 million in the first quarter of 2019. The 24% decline in net income in the recent quarter as compared with the year-earlier period reflected a $25 million decrease in net interest income, a $6 million increase in the provision for credit losses, due to higher net charge-offs, a $6 million increase in personnel-related costs and a $6 million increase in centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Retail Banking segment. The lower net interest income reflected a narrowing of the net interest margin on deposits of 41 basis points, partially offset by an increase in average outstanding loan balances of $1.6 billion and a widening of the net interest margin on loans of 14 basis points.  As compared with the fourth quarter of 2019, the recent quarter’s results reflected decreases of $9 million in advertising and marketing expenses and $8 million in centrally-allocated costs largely associated with data processing, risk management and other support services provided to the Retail Banking segment. Those favorable factors were offset, in part, by $7 million decreases in service charges on deposit accounts, due to seasonally lower charges related to overdraft fees and debit card transactions, and net interest income, reflecting a narrowing of the net interest margin on deposits of 14 basis points.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributed income from BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses totaling $186 million and $7 million in the first quarters of 2020 and 2019, respectively, compared with net income of $26 million in the fourth quarter of 2019. The net loss in the first quarter of 2020 as compared with the year-earlier quarter reflected an increase to the provision for credit losses of $204 million, higher personnel-related expenses of $22 million, lower income from BLG  (a $23 million income distribution in 2020, compared with a $37 million income distribution in 2019), and the unfavorable impact from the Company's allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company's reportable segments. Those unfavorable factors were partially offset by a $50 million addition to the reserve for legal matters in the initial quarter of 2019 and higher trust income in the recent quarter of $16 million. As compared with the immediately preceding quarter, the net loss in the recent quarter reflected an increase to the provision for credit losses of $190 million and higher personnel-related expenses of $66 million, reflecting annual merit increases and seasonally higher incentive compensation, stock-based compensation and employee benefits expenses. Those unfavorable factors were offset, in part, by a $23 million income distribution from BLG in the first quarter of 2020.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 15 of Notes to Financial Statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management.  Any statement that does not describe historical or current facts is a forward-looking statement, including statements regarding the potential effects of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” or “may,” or by variations of such words or by similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Forward-looking statements speak only as of the date they are made and the Company assumes no duty to update forward-looking statements.

Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; risks and uncertainties relating to the impact of the COVID-19 pandemic; the impact of changes in market values on trust-related revenues; legislation and/or regulation affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation or regulation; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

Further, statements about the potential effects of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company’s control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on customers, clients, third parties and the Company.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2020	2019 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,125,482	1,191,295	1,235,048	1,243,838	1,232,276
Interest expense	143,614	177,070	199,579	196,432	176,249
Net interest income	981,868	1,014,225	1,035,469	1,047,406	1,056,027
Less: provision for credit losses	250,000	54,000	45,000	55,000	22,000
Other income	529,360	521,040	527,779	512,095	500,765
Less: other expense	906,416	823,683	877,619	873,032	894,348
Income before income taxes	354,812	657,582	640,629	631,469	640,444
Applicable income taxes	80,927	159,124	154,969	152,284	151,735
Taxable-equivalent adjustment	5,063	5,392	5,579	5,925	5,967
Net income	$268,822	493,066	480,081	473,260	482,742
Net income available to common shareholders-diluted	$250,701	473,372	461,410	452,633	462,086
Per common share data
Basic earnings	$1.93	3.60	3.47	3.34	3.35
Diluted earnings	1.93	3.60	3.47	3.34	3.35
Cash dividends	$1.10	1.10	1.00	1.00	1.00
Average common shares outstanding
Basic	129,696	131,512	132,965	135,433	137,889
Diluted	129,755	131,549	132,999	135,464	137,920
Performance ratios, annualized
Return on
Average assets	.90%	1.60%	1.58%	1.60%	1.68%
Average common shareholders’ equity	7.00%	12.95%	12.73%	12.68%	13.14%
Net interest margin on average earning assets (taxable-equivalent basis)	3.65%	3.64%	3.78%	3.91%	4.04%
Nonaccrual loans to total loans and leases, net of unearned discount	1.13%	1.06%	1.12%	.96%	0.99%
Net operating (tangible) results (a)
Net operating income (in thousands)	$271,705	496,237	483,830	477,001	486,440
Diluted net operating income per common share	$1.95	3.62	3.50	3.37	3.38
Annualized return on
Average tangible assets	.94%	1.67%	1.66%	1.68%	1.76%
Average tangible common shareholders’ equity	10.39%	19.08%	18.85%	18.83%	19.56%
Efficiency ratio (b)	58.91%	53.15%	55.95%	55.98%	57.56%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$120,585	122,554	120,388	118,487	116,839
Total tangible assets (c)	115,972	117,938	115,769	113,864	112,213
Earning assets	108,226	110,581	108,643	107,511	106,096
Investment securities	9,102	10,044	11,075	12,170	12,949
Loans and leases, net of unearned discount	91,706	90,244	90,078	89,150	88,477
Deposits	96,166	96,903	94,095	91,371	89,733
Common shareholders’ equity (c)	14,470	14,582	14,464	14,398	14,337
Tangible common shareholders’ equity (c)	9,857	9,966	9,845	9,775	9,711
At end of quarter
Total assets (c)	$124,578	119,873	125,501	121,555	120,025
Total tangible assets (c)	119,966	115,258	120,883	116,934	115,400
Earning assets	112,046	107,673	113,067	110,323	108,849
Investment securities	8,957	9,497	10,678	11,580	12,537
Loans and leases, net of unearned discount	94,142	90,923	89,823	89,878	88,640
Deposits	100,183	94,770	95,114	91,681	90,470
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,566	14,467	14,530	14,457	14,353
Tangible common shareholders’ equity (c)	9,954	9,852	9,912	9,836	9,728
Equity per common share	113.54	110.78	109.84	107.73	105.04
Tangible equity per common share	77.60	75.44	74.93	73.29	71.19
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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2020	2019 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$268,822	493,066	480,081	473,260	482,742
Amortization of core deposit and other intangible assets (a)	2,883	3,171	3,749	3,741	3,698
Net operating income	$271,705	496,237	483,830	477,001	486,440
Earnings per common share
Diluted earnings per common share	$1.93	3.60	3.47	3.34	3.35
Amortization of core deposit and other intangible assets (a)	.02	.02	.03	.03	.03
Diluted net operating earnings per common share	$1.95	3.62	3.50	3.37	3.38
Other expense
Other expense	$906,416	823,683	877,619	873,032	894,348
Amortization of core deposit and other intangible assets	(3,913)	(4,305)	(5,088)	(5,077)	(5,020)
Noninterest operating expense	$902,503	819,378	872,531	867,955	889,328
Efficiency ratio
Noninterest operating expense (numerator)	$902,503	819,378	872,531	867,955	889,328
Taxable-equivalent net interest income	$981,868	1,014,225	1,035,469	1,047,406	1,056,027
Other income	529,360	521,040	527,779	512,095	500,765
Less: Gain (loss) on bank investment securities	(20,782)	(6,452)	3,737	8,911	11,841
Denominator	$1,532,010	1,541,717	1,559,511	1,550,590	1,544,951
Efficiency ratio	58.91%	53.15%	55.95%	55.98%	57.56%
Balance sheet data (in millions)
Average assets
Average assets	$120,585	122,554	120,388	118,487	116,839
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(27)	(31)	(36)	(41)	(45)
Deferred taxes	7	8	10	11	12
Average tangible assets	$115,972	117,938	115,769	113,864	112,213
Average common equity
Average total equity	$15,720	15,832	15,837	15,630	15,569
Preferred stock	(1,250)	(1,250)	(1,373)	(1,232)	(1,232)
Average common equity	14,470	14,582	14,464	14,398	14,337
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(27)	(31)	(36)	(41)	(45)
Deferred taxes	7	8	10	11	12
Average tangible common equity	$9,857	9,966	9,845	9,775	9,711
At end of quarter
Total assets
Total assets	$124,578	119,873	125,501	121,555	120,025
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(25)	(29)	(33)	(38)	(44)
Deferred taxes	6	7	8	10	12
Total tangible assets	$119,966	115,258	120,883	116,934	115,400
Total common equity
Total equity	$15,816	15,717	15,780	15,692	15,588
Preferred stock	(1,250)	(1,250)	(1,250)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	—	—	—	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,566	14,467	14,530	14,457	14,353
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(25)	(29)	(33)	(38)	(44)
Deferred taxes	6	7	8	10	12
Total tangible common equity	$9,954	9,852	9,912	9,836	9,728
(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2020 First Quarter			2019 Fourth Quarter			2019 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$24,290	$247,344	4.10%	23,548	258,969	4.36%	23,326	283,291	4.82%
Real estate – commercial	36,034	440,291	4.83	35,039	452,752	5.06	35,200	462,759	5.14
Real estate – consumer	15,931	160,650	4.03	16,330	169,371	4.15	16,673	175,098	4.20
Consumer	15,451	203,546	5.30	15,327	203,205	5.26	14,879	204,097	5.44
Total loans and leases, net	91,706	1,051,831	4.61	90,244	1,084,297	4.77	90,078	1,125,245	4.96
Interest-bearing deposits at banks	6,130	18,966	1.24	8,944	37,277	1.65	7,405	40,388	2.16
Federal funds sold and agreements to resell securities	1,224	4,072	1.34	1,279	5,405	1.68	18	93	2.01
Trading account	64	419	2.64	70	765	4.36	67	149	0.89
Investment securities (b)
U.S. Treasury and federal agencies	8,359	45,449	2.19	9,272	57,123	2.44	10,271	62,506	2.41
Obligations of states and political subdivisions	3	41	5.01	5	64	4.96	6	74	4.99
Other	740	4,704	2.56	767	6,364	3.29	798	6,593	3.28
Total investment securities	9,102	50,194	2.22	10,044	63,551	2.51	11,075	69,173	2.48
Total earning assets	108,226	1,125,482	4.18	110,581	1,191,295	4.27	108,643	1,235,048	4.51
Allowance for credit losses	(1,191)			(1,040)			(1,034)
Cash and due from banks	1,298			1,298			1,303
Other assets	12,252			11,715			11,476
Total assets	$120,585			122,554			120,388
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$56,366	78,002	.56	57,103	95,585	.66	55,680	104,724	.75
Time deposits	5,672	21,872	1.55	6,015	23,958	1.58	6,343	25,456	1.59
Deposits at Cayman Islands office	1,672	3,419	.82	1,716	4,922	1.14	1,522	6,218	1.62
Total interest-bearing deposits	63,710	103,293	.65	64,834	124,465	.76	63,545	136,398	.85
Short-term borrowings	58	23	.16	675	3,168	1.86	1,212	6,967	2.28
Long-term borrowings	6,240	40,298	2.60	6,941	49,437	2.83	7,121	56,214	3.13
Total interest-bearing liabilities	70,008	143,614	0.83	72,450	177,070	.97	71,878	199,579	1.10
Noninterest-bearing deposits	32,456			32,069			30,550
Other liabilities	2,401			2,203			2,123
Total liabilities	104,865			106,722			104,551
Shareholders’ equity	15,720			15,832			15,837
Total liabilities and shareholders’ equity	$120,585			122,554			120,388
Net interest spread			3.35			3.30			3.41
Contribution of interest-free funds			.30			.34			.37
Net interest income/margin on earning assets		$981,868	3.65%		1,014,225	3.64%		1,035,469	3.78%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2019 Second Quarter			2019 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$23,335	$288,914	4.97%	23,010	287,676	5.07%
Real estate – commercial	34,768	465,911	5.30	34,524	461,050	5.34
Real estate – consumer	16,723	179,218	4.29	16,939	184,868	4.37
Consumer	14,324	197,418	5.53	14,004	190,193	5.51
Total loans and leases, net	89,150	1,131,461	5.09	88,477	1,123,787	5.15
Interest-bearing deposits at banks	6,122	36,325	2.38	4,605	27,407	2.41
Federal funds sold and agreements to resell securities	1	5	2.83	—	4	2.84
Trading account	68	372	2.20	65	556	3.40
Investment securities (b)
U.S. Treasury and federal agencies	11,364	68,755	2.43	12,151	72,967	2.44
Obligations of states and political subdivisions	7	93	5.11	8	67	3.25
Other	799	6,827	3.43	790	7,488	3.84
Total investment securities	12,170	75,675	2.49	12,949	80,522	2.52
Total earning assets	107,511	1,243,838	4.64	106,096	1,232,276	4.71
Allowance for credit losses	(1,024)			(1,021)
Cash and due from banks	1,260			1,317
Other assets	10,740			10,447
Total assets	$118,487			116,839
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$53,495	91,556	.69	52,095	76,139	.59
Time deposits	6,530	24,931	1.53	6,351	21,081	1.35
Deposits at Cayman Islands office	1,247	6,040	1.94	972	4,737	1.98
Total interest-bearing deposits	61,272	122,527	.80	59,418	101,957	.70
Short-term borrowings	1,263	7,893	2.51	1,091	6,713	2.49
Long-term borrowings	8,278	66,012	3.20	8,494	67,579	3.23
Total interest-bearing liabilities	70,813	196,432	1.11	69,003	176,249	1.04
Noninterest-bearing deposits	30,099			30,315
Other liabilities	1,945			1,952
Total liabilities	102,857			101,270
Shareholders’ equity	15,630			15,569
Total liabilities and shareholders’ equity	$118,487			116,839
Net interest spread			3.53			3.67
Contribution of interest-free funds			.38			.37
Net interest income/margin on earning assets		$1,047,406	3.91%		1,056,027	4.04%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2020.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. Effective January 1, 2020, M&T adopted a new accounting standard that significantly changed its process for calculating the allowance for credit losses and, as a result, modified many of its control activities associated with the determination of this critical accounting estimate.  The revised processes and controls reflect the incorporation of macro-economic forecasts into credit-loss forecasting models for purposes of estimating expected loss amounts over a reasonable and supportable forecast period. No other changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

The emergence of the COVID-19 pandemic during the first quarter of 2020 necessitated the execution of several M&T contingency plans.  Beginning in March 2020 and continuing through this filing date, the Company had a substantial number of its employees working remotely under such contingency plans.

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

ESOP Matters:  Wilmington Trust, N.A. provides retirement services, including serving in certain trustee roles relating to Employee Stock Ownership Plans (“ESOPs”).  Beginning in 2010, the U.S. Department of Labor (“DOL”) announced that it would increase its focus on ESOP transactions, particularly with regard to valuation issues relating to ESOP transactions.  Beginning in late 2013, Wilmington Trust, N.A. began receiving requests for information and subpoenas relating to certain ESOP transactions for which it acted as trustee.  In June 2016, Wilmington Trust, N.A. received a DOL subpoena seeking information on its global ESOP trustee business. In addition to these investigations, the DOL has commenced three lawsuits against Wilmington Trust, N.A. relating to its role as trustee of three ESOP transactions. In July 2019, Wilmington Trust, N.A. reached a settlement in principle with the DOL to resolve certain pending DOL ESOP matters.  On April 28, 2020, Wilmington Trust N.A. and the DOL executed a formal settlement agreement. The total amount of the settlement was $88 million, which included $80 million in payments to 21 ESOPs.  The settlement amount is within the Company’s reserve for litigation matters as of March 31, 2020.  Wilmington Trust, N.A. has also been named as a defendant in five private party lawsuits relating to its role as trustee for five ESOP transactions.  Two of the five private party lawsuits relating to ESOP transactions have been resolved through settlements, which have been preliminarily approved by Courts, and are in the process of administration.  Neither of the two settlements is material. Under applicable transaction documents, Wilmington Trust, N.A. may be entitled to indemnification by the ESOP plan sponsors. These matters could result in damages, settlements, penalties, restitution, reputational damage or additional costs and expenses.

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

In addition to the risk factors relating to M&T as disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2019, a supplemental risk factor is presented below.

M&T’s business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The Coronavirus Disease 2019 (“COVID-19”) pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, liquidity, capital and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect the Company’s business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of M&T’s business continuity plans, the direct and indirect impact of the pandemic on the Company’s employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has contributed to:

•	Increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures;
•	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets;
•	A decrease in the rates and yields on U.S. Treasury securities, which may negatively impact net interest income and margin;
•	Declines in collateral values;
•	Increased demands on capital and liquidity, leading M&T to cease repurchases of its common stock for the time being;
•	A reduction in the value of the assets that the Company manages or otherwise administers or services for others, affecting related fee income and demand for the Company’s services;
•	Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements; and
•	Disruptions to business operations at counterparties and service providers.

As a result, the Company’s credit, operational and other risks are generally expected to increase until the pandemic subsides.

In addition, the Company’s business operations are at risk of disruption if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements or other effects of the pandemic, or if the Company is unable to keep branches open, including because of risk of infection. The Company has already taken action to implement a limited branch service model, with in-person visits by appointment only.

Governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on the Company’s business, financial condition, liquidity, capital and results of operations. If such measures are not effective in mitigating the effects of COVID-19 on the Company’s borrowers, it may also experience higher rates of default and increased credit losses in future periods. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various government programs such as the Paycheck Protection Program are complex and the Company’s participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to its reputation.

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, the Company expects continued draws on lines of credit, reduced revenues in Trust and other businesses and increased customer and client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy may experience a recession, and M&T anticipates the Company’s businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects the Company’s business, financial condition, liquidity, capital or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in M&T’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019 and M&T’s other filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

January 1 - January 31, 2020	327,603	$168.84	310,000	$1,000,481,698
February 1 - February 29, 2020	1,217,000	161.91	1,217,000	803,431,182
March 1 - March 31, 2020	1,050,000	118.43	1,050,000	679,076,785
Total	2,594,603	$145.19	2,577,000

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

(2)

On July 17, 2019, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.635 billion of common shares, including the remaining shares not purchased related to M&T’s 2018 revised capital plan.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

10.1	M&T Bank Corporation Form of Performance Share Unit Award Agreement. Filed herewith.

10.2	Amendment No. 3 M&T Bank Corporation Supplemental Pension Plan. Filed herewith

10.3	M&T Bank Corporation Leadership Retirement Savings Plan. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 6, 2020	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer