Form 10-Q
period 2020-06-30
M&T BANK CORP
filed 2020-08-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on July 31, 2020: 128,280,043 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share)	2020	2019
Assets
Cash and due from banks	$1,354,815	$1,432,805
Interest-bearing deposits at banks	20,888,341	7,190,154
Federal funds sold	—	3,500
Trading account	1,293,534	470,129
Investment securities (includes pledged securities that can be sold or repledged of $198,375 at June 30, 2020; $200,339 at December 31, 2019)
Available for sale (cost: $5,583,688 at June 30, 2020; $6,258,276 at December 31, 2019)	5,821,274	6,318,776
Held to maturity (fair value: $2,266,087 at June 30, 2020; $2,699,206 at December 31, 2019)	2,158,982	2,656,917
Equity and other securities (cost: $453,384 at June 30, 2020; $487,041 at December 31, 2019)	474,088	521,558
Total investment securities	8,454,344	9,497,251
Loans and leases	98,197,650	91,188,525
Unearned discount	(440,102)	(265,656)
Loans and leases, net of unearned discount	97,757,548	90,922,869
Allowance for credit losses	(1,638,236)	(1,051,071)
Loans and leases, net	96,119,312	89,871,798
Premises and equipment	1,155,281	1,140,924
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	21,208	29,034
Accrued interest and other assets	5,657,022	5,644,050
Total assets	$139,536,969	$119,872,757
Liabilities
Noninterest-bearing deposits	$45,397,843	$32,396,407
Savings and interest-checking deposits	63,623,406	54,932,162
Time deposits	5,078,426	5,757,456
Deposits at Cayman Islands office	868,284	1,684,044
Total deposits	114,967,959	94,770,069
Short-term borrowings	52,298	62,363
Accrued interest and other liabilities	2,250,316	2,337,490
Long-term borrowings	6,321,291	6,986,186
Total liabilities	123,591,864	104,156,108
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at June 30, 2020 and December 31, 2019; Liquidation preference of $10,000 per share: 90,000 shares at June 30, 2020 and December 31, 2019	1,250,000	1,250,000
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at June 30, 2020 and December 31, 2019	79,871	79,871
Common stock issuable, 17,786 shares at June 30, 2020; 21,534 shares at December 31, 2019	1,308	1,566
Additional paid-in capital	6,599,069	6,593,539
Retained earnings	12,919,345	12,820,916
Accumulated other comprehensive income (loss), net	244,630	(206,680)
Treasury stock — common, at cost — 31,465,769 shares at June 30, 2020; 29,174,402 shares at December 31, 2019	(5,149,118)	(4,822,563)
Total shareholders’ equity	15,945,105	15,716,649
Total liabilities and shareholders’ equity	$139,536,969	$119,872,757

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share)	2020	2019	2020	2019
Interest income
Loans and leases, including fees	$980,372	$1,125,577	$2,027,193	$2,243,490
Investment securities
Fully taxable	47,219	75,578	97,329	155,989
Exempt from federal taxes	29	77	104	172
Deposits at banks	4,179	36,325	23,145	63,732
Other	443	356	4,890	839
Total interest income	1,032,242	1,237,913	2,152,661	2,464,222
Interest expense
Savings and interest-checking deposits	26,454	91,557	104,456	167,695
Time deposits	19,883	24,931	41,755	46,012
Deposits at Cayman Islands office	161	6,039	3,580	10,777
Short-term borrowings	2	7,893	25	14,606
Long-term borrowings	28,605	66,012	68,903	133,591
Total interest expense	75,105	196,432	218,719	372,681
Net interest income	957,137	1,041,481	1,933,942	2,091,541
Provision for credit losses	325,000	55,000	575,000	77,000
Net interest income after provision for credit losses	632,137	986,481	1,358,942	2,014,541
Other income
Mortgage banking revenues	145,024	107,321	272,933	202,632
Service charges on deposit accounts	77,455	107,787	183,616	210,899
Trust income	151,882	144,382	300,633	277,168
Brokerage services income	10,463	12,478	23,592	24,954
Trading account and foreign exchange gains	8,290	18,453	29,306	29,255
Gain (loss) on bank investment securities	6,969	8,911	(13,813)	20,752
Other revenues from operations	87,190	112,763	220,366	247,200
Total other income	487,273	512,095	1,016,633	1,012,860
Other expense
Salaries and employee benefits	458,842	455,737	995,685	954,937
Equipment and net occupancy	77,089	79,150	156,729	158,497
Outside data processing and software	61,376	55,234	125,786	107,651
FDIC assessments	14,207	9,772	26,478	19,198
Advertising and marketing	9,842	24,046	32,217	44,321
Printing, postage and supplies	11,260	10,324	22,112	20,179
Amortization of core deposit and other intangible assets	3,913	5,077	7,826	10,097
Other costs of operations	170,513	233,692	346,625	452,500
Total other expense	807,042	873,032	1,713,458	1,767,380
Income before taxes	312,368	625,544	662,117	1,260,021
Income taxes	71,314	152,284	152,241	304,019
Net income	$241,054	$473,260	$509,876	$956,002
Net income available to common shareholders
Basic	$223,098	$452,632	$473,794	$914,718
Diluted	223,099	452,633	473,795	914,719
Net income per common share
Basic	$1.74	$3.34	$3.67	$6.69
Diluted	1.74	3.34	3.67	6.69
Average common shares outstanding
Basic	128,275	135,433	128,986	136,654
Diluted	128,333	135,464	129,044	136,685

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2020	2019	2020	2019

Net income	$241,054	$473,260	$509,876	$956,002
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investment securities	34,951	69,853	132,399	154,444
Cash flow hedges adjustments	(8,959)	102,050	303,761	146,971
Foreign currency translation adjustments	(51)	(675)	(2,994)	(400)
Defined benefit plans liability adjustments	8,856	3,823	18,144	6,108
Total other comprehensive income	34,797	175,051	451,310	307,123
Total comprehensive income	$275,851	$648,311	$961,186	$1,263,125

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$509,876	$956,002
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	575,000	77,000
Depreciation and amortization of premises and equipment	108,748	101,983
Amortization of capitalized servicing rights	37,971	34,017
Amortization of core deposit and other intangible assets	7,826	10,097
Provision for deferred income taxes	(90,093)	15,817
Asset write-downs	15,626	52,324
Net gain on sales of assets	(5,808)	(10,521)
Net change in accrued interest receivable, payable	(48,790)	5,650
Net change in other accrued income and expense	6,403	(144,714)
Net change in loans originated for sale	(220,368)	(218,925)
Net change in trading account assets and liabilities	(765,314)	(398,552)
Net cash provided by operating activities	131,077	480,178
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	54,232	580,489
Proceeds from maturities of investment securities
Available for sale	662,253	1,506,273
Held to maturity	502,093	213,086
Purchases of investment securities
Available for sale	(4,052)	(2,694)
Held to maturity	(8,995)	(495,277)
Equity and other securities	(20,575)	(461,749)
Net increase in loans and leases	(6,713,727)	(1,259,545)
Net increase in interest-bearing deposits at banks	(13,698,187)	(686,556)
Capital expenditures, net	(93,651)	(82,657)
Net decrease in loan servicing advances	178,984	23,663
Other, net	197,377	84,108
Net cash used by investing activities	(18,944,248)	(580,859)
Cash flows from financing activities
Net increase in deposits	20,199,033	1,525,777
Net increase (decrease) in short-term borrowings	(10,065)	213,012
Payments on long-term borrowings	(754,425)	(876,581)
Purchases of treasury stock	(373,750)	(767,612)
Dividends paid — common	(284,690)	(274,037)
Dividends paid — preferred	(34,156)	(36,260)
Other, net	(10,266)	(17,446)
Net cash provided (used) by financing activities	18,731,681	(233,147)
Net decrease in cash, cash equivalents and restricted cash	(81,490)	(333,828)
Cash, cash equivalents and restricted cash at beginning of period	1,436,305	1,605,439
Cash, cash equivalents and restricted cash at end of period	$1,354,815	$1,271,611
Supplemental disclosure of cash flow information
Interest received during the period	$2,156,881	$2,444,623
Interest paid during the period	223,874	361,179
Income taxes paid during the period	61,759	243,404
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$17,885	$39,456
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	$—	$5,379
Capitalized servicing rights	—	83
Adoption of lease accounting standard
Right-of-use assets	$—	$393,877
Other liabilities	—	398,810
Additions to right-of-use assets under operating leases	$30,585	$44,928

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended June 30, 2020
Balance — April 1, 2020	$1,250,000	79,871	1,292	6,588,407	12,837,390	209,833	(5,150,999)	$15,815,794
Total comprehensive income	—	—	—	—	241,054	34,797	—	275,851
Preferred stock cash dividends (a)	—	—	—	—	(17,050)	—	—	(17,050)
Stock-based compensation transactions, net	—	—	16	10,662	(104)	—	1,881	12,455
Common stock cash dividends — $1.10 per share	—	—	—	—	(141,945)	—	—	(141,945)
Balance — June 30, 2020	$1,250,000	79,871	1,308	6,599,069	12,919,345	244,630	(5,149,118)	$15,945,105

Six Months Ended June 30, 2020
Balance — January 1, 2020	$1,250,000	79,871	1,566	6,593,539	12,820,916	(206,680)	(4,822,563)	$15,716,649
Adoption of new accounting standard for credit losses	—	—	—	—	(91,925)	—	—	(91,925)
Total comprehensive income	—	—	—	—	509,876	451,310	—	961,186
Preferred stock cash dividends (a)	—	—	—	—	(34,128)	—	—	(34,128)
Purchases of treasury stock	—	—	—	—	—	—	(373,750)	(373,750)
Stock-based compensation transactions, net	—	—	(258)	5,530	(206)	—	47,195	52,261
Common stock cash dividends — $2.20 per share	—	—	—	—	(285,188)	—	—	(285,188)
Balance — June 30, 2020	$1,250,000	79,871	1,308	6,599,069	12,919,345	244,630	(5,149,118)	$15,945,105

Three Months Ended June 30, 2019
Balance — April 1, 2019	$1,231,500	79,871	1,514	6,568,480	11,842,371	(288,009)	(3,848,198)	$15,587,529
Total comprehensive income	—	—	—	—	473,260	175,051	—	648,311
Preferred stock cash dividends (a)	—	—	—	—	(18,130)	—	—	(18,130)
Purchases of treasury stock	—	—	—	—	—	—	(401,984)	(401,984)
Stock-based compensation transactions, net	—	—	12	9,123	(50)	—	2,189	11,274
Common stock cash dividends — $1.00 per share	—	—	—	—	(135,173)	—	—	(135,173)
Balance — June 30, 2019	$1,231,500	79,871	1,526	6,577,603	12,162,278	(112,958)	(4,247,993)	$15,691,827

Six Months Ended June 30, 2019
Balance — January 1, 2019	$1,231,500	79,883	1,726	6,579,342	11,516,672	(420,081)	(3,528,851)	$15,460,191
Total comprehensive income	—	—	—	—	956,002	307,123	—	1,263,125
Preferred stock cash dividends (a)	—	—	—	—	(36,260)	—	—	(36,260)
Purchases of treasury stock	—	—	—	—	—	—	(767,612)	(767,612)
Stock-based compensation transactions, net	—	(12)	(200)	(1,739)	(101)	—	48,470	46,418
Common stock cash dividends — $2.00 per share	—	—	—	—	(274,035)	—	—	(274,035)
Balance — June 30, 2019	$1,231,500	79,871	1,526	6,577,603	12,162,278	(112,958)	(4,247,993)	$15,691,827

(a)

For the three-month and six-month periods ended June 30, 2020, dividends per preferred share were: Preferred Series E - $16.125 and $32.25, respectively; Preferred Series F - $128.125 and $256.25, respectively; and Preferred Series G - $125.00 and $250.694, respectively.  Dividends per preferred share for the three-month and six-month periods ended June 30, 2019 were:  Preferred Series A - $15.9375 and $31.875, respectively; Preferred Series C - $15.9375 and $31.875, respectively; Preferred Series E - $16.125 and $32.25, respectively; and Preferred Series F - $128.125 and $256.25, respectively.

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

The United States has been operating under a state of emergency related to the Coronavirus Disease 2019 (“COVID-19”) pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic have resulted in a dramatic reduction in economic activity that has severely hampered the ability for businesses and consumers to meet their current repayment obligations. The effects of the pandemic contributed to a significant increase in the provision for credit losses during the first two quarters of 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit  reporting due to loan  accommodations related to the national  emergency, and provides financial  institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The bank regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings nor be reported as past due. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has been working with its customers affected by COVID-19 and has granted modifications across many of its loan portfolios. To the extent that such modifications meet the criteria previously described, the modified loans have not been classified as troubled debt restructurings nor reported as past due.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,653	$246	$6	$9,893
Obligations of states and political subdivisions	513	1	3	511
Mortgage-backed securities:
Government issued or guaranteed	5,439,071	252,007	917	5,690,161
Privately issued	16	—	—	16
Other debt securities	134,435	914	14,656	120,693
	5,583,688	253,168	15,582	5,821,274
Investment securities held to maturity:
U.S. Treasury and federal agencies	2,999	—	—	2,999
Obligations of states and political subdivisions	2,220	13	—	2,233
Mortgage-backed securities:
Government issued or guaranteed	2,064,946	117,092	41	2,181,997
Privately issued	85,780	9,410	19,369	75,821
Other debt securities	3,037	—	—	3,037
	2,158,982	126,515	19,410	2,266,087
Total debt securities	$7,742,670	$379,683	$34,992	$8,087,361
Equity and other securities:
Readily marketable equity — at fair value	$72,907	$20,704	$—	$93,611
Other — at cost	380,477	—	—	380,477
Total equity and other securities	$453,384	$20,704	$—	$474,088

December 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,742	$41	$16	$9,767
Obligations of states and political subdivisions	776	2	3	775
Mortgage-backed securities:
Government issued or guaranteed	6,113,913	88,634	21,607	6,180,940
Privately issued	16	—	—	16
Other debt securities	133,829	2,046	8,597	127,278
	6,258,276	90,723	30,223	6,318,776
Investment securities held to maturity:
U.S. Treasury and federal agencies	249,862	286	—	250,148
Obligations of states and political subdivisions	4,140	16	—	4,156
Mortgage-backed securities:
Government issued or guaranteed	2,306,180	50,381	1,992	2,354,569
Privately issued	93,496	11,779	18,181	87,094
Other debt securities	3,239	—	—	3,239
	2,656,917	62,462	20,173	2,699,206
Total debt securities	$8,915,193	$153,185	$50,396	$9,017,982
Equity and other securities:
Readily marketable equity — at fair value	$105,524	$34,786	$269	$140,041
Other — at cost	381,517	—	—	381,517
Total equity and other securities	$487,041	$34,786	$269	$521,558

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and six-month periods ended June 30, 2020 and 2019. Unrealized gains on equity securities during the three months ended June 30, 2020 were $7 million and unrealized losses during the six months ended June 30, 2020 were $14 million, compared with unrealized gains of $9 million and $21 million during the three months and six months ended June 30, 2019, respectively.

At June 30, 2020, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$6,067	6,089
Due after one year through five years	10,149	10,646
Due after five years through ten years	98,385	90,175
Due after ten years	30,000	24,187
	144,601	131,097
Mortgage-backed securities available for sale	5,439,087	5,690,177
	$5,583,688	5,821,274
Debt securities held to maturity:
Due in one year or less	$4,674	4,678
Due after one year through five years	545	554
Due after ten years	3,037	3,037
	8,256	8,269
Mortgage-backed securities held to maturity	2,150,726	2,257,818
	$2,158,982	2,266,087

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

A summary of investment securities that as of June 30, 2020 and December 31, 2019 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$985	(6)	—	—
Obligations of states and political subdivisions	—	—	135	(3)
Mortgage-backed securities:
Government issued or guaranteed	23,855	(416)	25,930	(501)
Other debt securities	54,951	(4,385)	54,318	(10,271)
	79,791	(4,807)	80,383	(10,775)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	8,430	(41)	—	—
Privately issued	7,916	(22)	45,908	(19,347)
	16,346	(63)	45,908	(19,347)
Total	$96,137	(4,870)	126,291	(30,122)

December 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,406	(7)	2,893	(9)
Obligations of states and political subdivisions	—	—	277	(3)
Mortgage-backed securities:
Government issued or guaranteed	117,299	(222)	2,002,364	(21,385)
Other debt securities	6,600	(354)	56,313	(8,243)
	125,305	(583)	2,061,847	(29,640)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	2,727	(5)	145,235	(1,987)
Privately issued	—	—	49,656	(18,181)
	2,727	(5)	194,891	(20,168)
Total	$128,032	(588)	2,256,738	(49,808)

The Company owned 341 individual debt securities with aggregate gross unrealized losses of $35 million at June 30, 2020. Based on a review of each of the securities in the investment securities portfolio at June 30, 2020, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of June 30, 2020, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At June 30, 2020, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $380 million of cost method equity securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

As described in notes 3 and 15, on January 1, 2020 the Company adopted amended accounting guidance that requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over their contractual term.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2020 or June 30, 2020, as the substantial majority of such investment securities are obligations backed by the U.S. government or its agencies.

3. Loans and leases and the allowance for credit losses

Effective January 1, 2020 the Company adopted amended accounting guidance which requires an allowance for credit losses be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over their contractual term considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense.  Subsequent changes in the allowance will be recorded in the income statement as an adjustment to the provision for credit losses.  The new guidance replaced the previous incurred loss model for determining the allowance for credit losses.  The adoption resulted in a $132 million increase in the allowance for credit losses at January 1, 2020.  Prior to January 1, 2020, the Company generally recognized the excess of cash flows expected at acquisition over the estimated fair value of the acquired loans as interest income over the remaining lives of such loans regardless of the borrowers’ repayment status. Effective with the adoption of the new accounting standard, the Company’s nonaccrual loan policy now applies to loans acquired at a discount.  That change added $171 million to nonaccrual loans as of the January 1, 2020 adoption date.

Past due and nonaccrual loans

A summary of current, past due and nonaccrual loans as of  June 30, 2020 and December 31, 2019 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
June 30, 2020
Commercial, financial, leasing, etc.	$28,855,500	53,005	10,703	284,654	$29,203,862
Real estate:
Commercial	27,250,342	148,129	17,305	172,488	27,588,264
Residential builder and developer	1,418,354	33,752	—	1,748	1,453,854
Other commercial construction	7,983,195	23,911	24,801	85,426	8,117,333
Residential	12,746,530	218,870	479,027	306,907	13,751,334
Residential — limited documentation	1,715,896	25,537	—	118,695	1,860,128
Consumer:
Home equity lines and loans	4,107,387	34,341	—	77,094	4,218,822
Recreational finance	6,342,914	30,170	—	24,152	6,397,236
Automobile	3,680,749	41,375	—	42,736	3,764,860
Other	1,346,276	8,910	3,919	42,750	1,401,855
Total	$95,447,143	618,000	535,755	1,156,650	$97,757,548

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
December 31, 2019
Commercial, financial, leasing, etc.	$23,290,797	184,011	16,776	27	—	346,557	$23,838,168
Real estate:
Commercial	26,311,414	165,579	6,740	—	15,601	158,474	26,657,808
Residential builder and developer	1,521,315	21,195	—	—	753	3,982	1,547,245
Other commercial construction	7,204,148	95,346	3,360	—	1,237	32,770	7,336,861
Residential	12,760,040	451,274	486,515	5,788	143,145	235,663	14,082,425
Residential — limited documentation	1,858,037	65,215	181	—	66,809	83,427	2,073,669
Consumer:
Home equity lines and loans	4,386,511	30,229	—	1,662	—	63,215	4,481,617
Recreational finance	5,484,997	36,827	—	99	—	14,219	5,536,142
Automobile	3,787,221	78,478	—	—	—	21,293	3,886,992
Other	1,395,240	45,978	5,156	32,056	—	3,512	1,481,942
Total	$87,999,720	1,174,132	518,728	39,632	227,545	963,112	$90,922,869
(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

A summary of outstanding loan balances for which COVID-19 related modifications were granted as of June 30, 2020 is presented below. These loans meet the criteria described in note 1 and, as such, are not considered past due or otherwise in default of loan terms. Loans to motor vehicle and recreational finance dealers comprised $3.3 billion and $823 million of the total COVID-19 modifications of commercial, financial, leasing and commercial real estate loans, respectively.

(In thousands)

Commercial, financial, leasing, etc.	$5,302,196
Real estate:
Commercial	7,802,006
Residential builder and developer	18,253
Other commercial construction	861,536
Residential	1,737,483
Residential — limited documentation	538,671
Consumer:
Home equity lines and loans	88,162
Recreational finance	254,205
Automobile	326,113
Other	16,611
Total	$16,945,236

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $440 million and $414 million at June 30, 2020 and December 31, 2019, respectively.  Commercial real estate loans held for sale were $255 million at June 30, 2020 and $28 million at December 31, 2019.

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
$535,596

Purchased impaired loans included in the table above totaled  $228 million at December 31, 2019, representing less than 1% of the Company’s assets at that date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months and six months ended June 30, 2019 follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$140,317	$93,687	$147,210	$96,907
Interest income	(9,632)	(9,666)	(27,714)	(19,383)
Reclassifications from nonaccretable balance	16,419	3,457	27,608	8,322
Other (a)	—	3,433	—	5,065
Balance at end of period	$147,104	$90,911	$147,104	$90,911

(a)	Other changes in expected cash flows included changes in interest rates and prepayment assumptions.

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

The following table summarizes the loan grades applied at June 30, 2020 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$7,944,081	2,571,703	1,744,756	1,074,677	878,129	1,579,718	11,451,339	32,192	$27,276,595
Criticized accrual	313,697	88,164	164,361	64,980	50,254	82,987	868,964	9,206	1,642,613
Criticized nonaccrual	2,689	7,816	50,512	24,345	20,238	48,234	123,671	7,149	284,654
Total commercial, financial, leasing, etc.	$8,260,467	2,667,683	1,959,629	1,164,002	948,621	1,710,939	12,443,974	48,547	$29,203,862

Real estate:
Commercial:
Loan grades:
Pass	$2,055,007	4,937,718	3,679,741	3,005,081	3,131,570	6,729,170	844,868	—	$24,383,155
Criticized accrual	206,417	446,695	396,270	141,128	634,733	1,165,443	41,935	—	3,032,621
Criticized nonaccrual	—	3,527	6,089	21,882	29,149	111,409	432	—	172,488
Total commercial real estate	$2,261,424	5,387,940	4,082,100	3,168,091	3,795,452	8,006,022	887,235	—	$27,588,264

Residential builder and developer:
Loan grades:
Pass	$285,891	526,779	254,416	51,814	14,710	16,755	223,428	—	$1,373,793
Criticized accrual	4,086	12,964	16,349	17,164	302	22,557	4,891	—	78,313
Criticized nonaccrual	—	—	—	—	302	1,446	—	—	1,748
Total residential builder and developer	$289,977	539,743	270,765	68,978	15,314	40,758	228,319	—	$1,453,854

Other commercial construction:
Loan grades:
Pass	$459,366	2,340,490	2,314,047	1,254,678	404,993	318,387	80,428	—	$7,172,389
Criticized accrual	22,850	205,065	264,298	216,998	138,268	12,039	—	—	859,518
Criticized nonaccrual	—	—	—	350	57,773	22,171	5,132	—	85,426
Total other commercial construction	$482,216	2,545,555	2,578,345	1,472,026	601,034	352,597	85,560	—	$8,117,333

Increases to criticized loans as of June 30, 2020 as compared with March 31, 2020 were predominantly attributable to effects of the COVID-19 pandemic and the related regrading of loans totaled $3.7 billion, including $759 million of commercial loans, $2.3 billion of commercial real estate loans and $668 million of other commercial construction loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios.  A summary of loans in accrual and nonaccrual status at June 30, 2020 for the various classes of the Company’s residential real estate loans and consumer loans by origination year is as follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$1,386,049	1,446,544	627,380	711,769	735,767	7,785,981	53,040	—	$12,746,530
30-89 days past due	2,291	7,259	6,718	20,267	4,256	177,700	379	—	218,870
Accruing loans past due 90 days or more	117	8,995	26,337	118,899	25,353	299,326	—	—	479,027
Nonaccrual	29	4,223	2,930	5,696	950	292,859	220	—	306,907
Total residential	$1,388,486	1,467,021	663,365	856,631	766,326	8,555,866	53,639	—	$13,751,334

Residential - limited documentation:
Current	$—	—	—	—	—	1,715,896	—	—	$1,715,896
30-89 days past due	—	—	—	—	—	25,537	—	—	25,537
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	118,695	—	—	118,695
Total residential - limited documentation	$—	—	—	—	—	1,860,128	—	—	$1,860,128

Consumer:
Home equity lines and loans:
Current	$852	4,931	2,550	2,731	155	60,569	2,687,506	1,348,093	$4,107,387
30-89 days past due	—	20	—	—	—	1,770	—	32,551	34,341
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	5,895	1,196	70,003	77,094
Total home equity lines and loans	$852	4,951	2,550	2,731	155	68,234	2,688,702	1,450,647	$4,218,822

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Recreational finance:
Current	$1,453,572	2,021,651	1,055,732	728,343	410,077	673,539	—	—	$6,342,914
30-89 days past due	2,415	7,557	5,208	5,096	2,815	7,079	—	—	30,170
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	783	3,479	4,229	4,844	2,666	8,151	—	—	24,152
Total recreational finance	$1,456,770	2,032,687	1,065,169	738,283	415,558	688,769	—	—	$6,397,236
Automobile:
Current	$567,784	1,341,719	802,096	595,776	253,239	120,135	—	—	$3,680,749
30-89 days past due	1,495	9,879	10,557	10,642	5,590	3,212	—	—	41,375
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,125	7,176	10,987	11,054	7,058	5,336	—	—	42,736
Total automobile	$570,404	1,358,774	823,640	617,472	265,887	128,683	—	—	$3,764,860

Other:
Current	$93,225	174,085	73,089	47,297	8,532	32,837	915,187	2,024	$1,346,276
30-89 days past due	1,246	778	557	311	56	389	5,016	557	8,910
Accruing loans past due 90 days or more	—	—	—	—	—	291	3,628	—	3,919
Nonaccrual	5,722	544	551	214	52	253	35,103	311	42,750
Total other	$100,193	175,407	74,197	47,822	8,640	33,770	958,934	2,892	$1,401,855

Total loans and leases at June 30, 2020	$14,810,789	16,179,761	11,519,760	8,136,036	6,816,987	21,445,766	17,346,363	1,502,086	$97,757,548

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type.  Changes in the allowance for credit losses for the three months ended June 30, 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$358,092	433,689	115,792	476,793	—	$1,384,366
Provision for credit losses	69,400	159,090	2,850	93,660	—	325,000
Net charge-offs
Charge-offs	(32,608)	(17,472)	(1,609)	(39,708)	—	(91,397)
Recoveries	3,373	1,014	1,888	13,992	—	20,267
Net (charge-offs) recoveries	(29,235)	(16,458)	279	(25,716)	—	(71,130)
Ending balance	$398,257	576,321	118,921	544,737	—	$1,638,236

Changes in the allowance for credit losses for the three months ended June 30, 2019 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$335,620	337,995	65,136	203,045	77,541	$1,019,337
Provision for credit losses	10,337	14,501	(2,376)	31,594	944	55,000
Net charge-offs
Charge-offs	(16,608)	(10,165)	(3,263)	(39,370)	—	(69,406)
Recoveries	6,506	965	1,514	15,951	—	24,936
Net charge-offs	(10,102)	(9,200)	(1,749)	(23,419)	—	(44,470)
Ending balance	$335,855	343,296	61,011	211,220	78,485	$1,029,867

Changes in the allowance for credit losses for the six months ended June 30, 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$366,094	322,201	56,033	229,118	77,625	$1,051,071
Adoption of new accounting standard	(61,474)	23,656	53,896	194,004	(77,625)	132,457
Provision for credit losses	135,994	247,756	12,141	179,109	—	575,000
Net charge-offs
Charge-offs	(48,991)	(18,744)	(6,711)	(84,655)	—	(159,101)
Recoveries	6,634	1,452	3,562	27,161	—	38,809
Net charge-offs	(42,357)	(17,292)	(3,149)	(57,494)	—	(120,292)
Ending balance	$398,257	576,321	118,921	544,737	—	$1,638,236

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the six months ended June 30, 2019 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,055	341,655	69,125	200,564	78,045	$1,019,444
Provision for credit losses	16,608	10,298	(4,823)	54,477	440	77,000
Net charge-offs
Charge-offs	(25,108)	(10,448)	(6,635)	(72,315)	—	(114,506)
Recoveries	14,300	1,791	3,344	28,494	—	47,929
Net charge-offs	(10,808)	(8,657)	(3,291)	(43,821)	—	(66,577)
Ending balance	$335,855	343,296	61,011	211,220	78,485	$1,029,867

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and six-month periods ended June 30, 2020 and 2019 follows.
	June 30, 2020			March 31, 2020	January 1, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)
Commercial, financial, leasing, etc.	$138,556	146,098	284,654	286,647	346,743	1,298	3,036
Real estate:
Commercial	57,675	114,813	172,488	188,469	173,796	4,697	5,789
Residential builder and developer	1,748	—	1,748	3,204	4,708	11	59
Other commercial construction	42,969	42,457	85,426	34,935	35,881	5,716	6,577
Residential	80,772	226,135	306,907	293,638	322,504	5,029	11,848
Residential — limited documentation	26,460	92,235	118,695	119,317	114,667	256	457
Consumer:
Home equity lines and loans	38,890	38,204	77,094	63,071	65,039	760	2,219
Recreational finance	16,264	7,888	24,152	13,405	14,308	154	306
Automobile	35,510	7,226	42,736	19,251	21,293	45	92
Other	7,747	35,003	42,750	39,811	35,394	161	315
Total	$446,591	710,059	1,156,650	1,061,748	1,134,333	18,127	30,698

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	June 30, 2019			March 31, 2019	January 1, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)
Commercial, financial, leasing, etc.	$150,974	72,759	223,733	245,819	234,423	3,635	6,716
Real estate:
Commercial	52,443	150,673	203,116	207,709	203,672	2,314	3,410
Residential builder and developer	1,429	4,556	5,985	4,392	4,798	35	219
Other commercial construction	25,572	7,197	32,769	19,899	22,205	544	1,181
Residential	57,323	153,599	210,922	210,266	233,352	2,990	6,589
Residential — limited documentation	25,796	61,755	87,551	84,863	84,685	274	526
Consumer:
Home equity lines and loans	25,530	41,397	66,927	69,245	71,292	1,461	2,771
Recreational finance	6,493	4,660	11,153	10,972	11,199	142	284
Automobile	13,852	6,318	20,170	21,209	23,359	53	107
Other	2,757	301	3,058	7,237	4,623	125	247
Total	$362,169	503,215	865,384	881,611	893,608	11,573	22,050

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively.  The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period.  Individual loan credit quality indicators including loan grade and borrower repayment performance inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1 and June 30, 2020, the Company utilized a reasonable and supportable forecast period of two years.  Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.  The Company also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.

The Company’s reserve for off-balance sheet credit exposures was not material at June 30, 2020 and December 31, 2019.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and six-month periods ended June 30, 2020 and 2019:

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended June 30, 2020	(Dollars in thousands)

Commercial, financial, leasing, etc.	135	$55,136	$17,551	$—	$31,605	$5,514	$54,670
Real estate:
Commercial	46	41,872	10,511	333	4,800	16,348	31,992
Residential builder and developer	1	91	—	—	—	90	90
Residential	25	8,872	3,101	—	—	6,533	9,634
Residential — limited documentation	—	—	—	—	—	—	—
Consumer:
Home equity lines and loans	120	7,571	147	—	—	7,437	7,584
Recreational finance	271	10,795	10,795	—	—	—	10,795
Automobile	1,461	26,352	26,352	—	—	—	26,352
Other	335	2,183	682	—	—	1,501	2,183
Total	2,394	$152,872	$69,139	$333	$36,405	$37,423	$143,300

Three Months Ended June 30, 2019

Commercial, financial, leasing, etc.	24	$2,597	$667	$—	$—	$1,891	$2,558
Real estate:
Commercial	14	10,340	2,577	—	—	7,641	10,218
Other commercial construction	1	1,038	—	—		1,033	1,033
Residential	26	7,513	4,008	—	—	4,034	8,042
Residential — limited documentation	2	612	160	—	—	465	625
Consumer:
Home equity lines and loans	13	1,273	53	—	—	1,225	1,278
Recreational finance	1	15	15	—	—	—	15
Automobile	12	189	189	—	—	—	189
Total	93	$23,577	$7,669	$—	$—	$16,289	$23,958

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Six Months Ended June 30, 2020	(Dollars in thousands)

Commercial, financial, leasing, etc.	167	$67,828	$22,617	$—	$31,605	$12,501	$66,723
Real estate:
Commercial	56	81,514	11,866	333	4,800	52,316	69,315
Residential builder and developer	1	91	—	—	—	90	90
Residential	52	19,050	6,348	—	—	15,510	21,858
Residential — limited documentation	9	2,980	2,667	—	—	1,232	3,899
Consumer:
Home equity lines and loans	126	8,309	559	—	—	7,771	8,330
Recreational finance	274	10,885	10,885	—	—	—	10,885
Automobile	1,470	26,534	26,534	—	—	—	26,534
Other	335	2,183	682	—	—	1,501	2,183
Total	2,490	$219,374	$82,158	$333	$36,405	$90,921	$209,817

Six Months Ended June 30, 2019

Commercial, financial, leasing, etc.	89	$33,212	$7,141	$—	$—	$26,161	$33,302
Real estate:
Commercial	29	19,581	3,564	—	—	15,608	19,172
Residential builder and developer	2	1,330	1,068	—	—	—	1,068
Other commercial construction	2	1,456	—	—		1,399	1,399
Residential	43	11,329	5,759	—	—	6,307	12,066
Residential — limited documentation	3	848	399	—	—	465	864
Consumer:
Home equity lines and loans	20	1,749	90	—	—	1,679	1,769
Recreational finance	5	103	103	—	—	—	103
Automobile	32	506	469	—	—	37	506
Total	225	$70,114	$18,593	$—	$—	$51,656	$70,249
(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2020 and 2019 and for which there was a subsequent payment default during the six-month periods ended June 30, 2020 and 2019, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $59 million and $76 million at June 30, 2020 and December 31, 2019, respectively.  There were $273 million and $402 million at June 30, 2020 and December 31, 2019, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at June 30, 2020, approximately 40% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

M&T had $527 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at June 30, 2020 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

Also included in long-term borrowings was an agreement to repurchase securities that totaled $100 million and $102 million at June 30, 2020 and December 31, 2019, respectively.  The outstanding agreement matured in July 2020.  The agreement was subject to legally enforceable master netting arrangements, however, the Company did not offset any amounts related to the agreement in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $107 million and $108 million at June 30, 2020 and December 31, 2019, respectively.

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

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At June 30, 2020 and

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Revenue from contracts with customers, continued

December 31, 2019, the Company had $60 million and $62 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At June 30, 2020 and December 31, 2019, the Company had deferred revenue of $42 million and $43 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month and six-month periods ended June 30, 2020 and 2019 that are subject to the noted accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended June 30, 2020	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$11,271	22,514	2,565	—	—	40,024	1,081	$77,455
Trust income	6	137	—	—	—	—	151,739	151,882
Brokerage services income	—	—	—	—	—	—	10,463	10,463
Other revenues from operations:
Merchant discount and credit card fees	8,159	8,891	379	—	—	3,450	176	21,055
Other	—	787	1,188	150	1,052	3,166	9,421	15,764
	$19,436	32,329	4,132	150	1,052	46,640	172,880	$276,619
Three Months Ended June 30, 2019

Classification in consolidated statement of income
Service charges on deposit accounts	$15,175	23,094	2,362	—	2	65,661	1,493	$107,787
Trust income	7	224	—	—	—	—	144,151	144,382
Brokerage services income	—	—	—	—	—	—	12,478	12,478
Other revenues from operations:
Merchant discount and credit card fees	9,895	13,129	496	—	—	4,566	602	28,688
Other	—	3,145	2,680	641	1,033	9,329	8,595	25,423
	$25,077	39,592	5,538	641	1,035	79,556	167,319	$318,758

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Revenue from contracts with customers, continued

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Six Months Ended June 30, 2020	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$26,521	46,671	5,377	—	—	101,694	3,353	$183,616
Trust income	18	441	—	—	—	—	300,174	300,633
Brokerage services income	—	—	—	—	—	—	23,592	23,592
Other revenues from operations:
Merchant discount and credit card fees	18,490	22,207	1,228	—	—	5,721	576	48,222
Other	—	2,973	2,031	1,007	1,974	9,148	21,937	39,070
	$45,029	72,292	8,636	1,007	1,974	116,563	349,632	$595,133
Six Months Ended June 30, 2019

Classification in consolidated statement of income
Service charges on deposit accounts	$30,284	46,304	4,888	—	4	126,812	2,607	$210,899
Trust income	12	438	—	—	—	—	276,718	277,168
Brokerage services income	—	—	—	—	—	—	24,954	24,954
Other revenues from operations:
Merchant discount and credit card fees	18,777	25,221	1,102	—	—	7,704	1,022	53,826
Other	—	4,147	4,468	1,042	2,097	17,823	19,083	48,660
	$49,073	76,110	10,458	1,042	2,101	152,339	324,384	$615,507

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30
	2020	2019	2020	2019
	(In thousands)

Service cost	$5,258	4,559	262	229
Interest cost on projected benefit obligation	17,824	20,590	451	569
Expected return on plan assets	(31,281)	(30,470)	—	—
Amortization of prior service cost (credit)	154	154	(1,194)	(1,190)
Amortization of net actuarial loss (gain)	15,098	6,546	(318)	(323)
Net periodic cost (benefit)	$7,053	1,379	(799)	(715)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30
	2020	2019	2020	2019
	(In thousands)

Service cost	$9,972	8,646	485	429
Interest cost on projected benefit obligation	35,710	40,790	870	1,172
Expected return on plan assets	(62,756)	(61,070)	—	—
Amortization of prior service cost (credit)	279	279	(2,369)	(2,365)
Amortization of net actuarial loss (gain)	29,048	10,996	(618)	(623)
Net periodic cost (benefit)	$12,253	(359)	(1,632)	(1,387)

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $23 million and $19 million for the three months ended June 30, 2020 and 2019, respectively, and $51 million and $41 million for the six months ended June 30, 2020 and 2019, respectively, and are included in salaries and employee benefits expense.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In thousands, except per share)

Income available to common shareholders:
Net income	$241,054	473,260	509,876	956,002
Less: Preferred stock dividends	(17,050)	(18,130)	(34,128)	(36,260)
Net income available to common equity	224,004	455,130	475,748	919,742
Less: Income attributable to unvested stock-based compensation awards	(906)	(2,498)	(1,954)	(5,024)
Net income available to common shareholders	$223,098	452,632	473,794	914,718
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,059	136,182	129,750	137,403
Less: Unvested stock-based compensation awards	(784)	(749)	(764)	(749)
Weighted-average shares outstanding	128,275	135,433	128,986	136,654

Basic earnings per common share	$1.74	3.34	3.67	6.69

The computations of diluted earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In thousands, except per share)

Net income available to common equity	$224,004	455,130	475,748	919,742
Less: Income attributable to unvested stock-based compensation awards	(905)	(2,497)	(1,953)	(5,023)
Net income available to common shareholders	$223,099	452,633	473,795	914,719
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	129,059	136,182	129,750	137,403
Less: Unvested stock-based compensation awards	(784)	(749)	(764)	(749)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	58	31	58	31
Adjusted weighted-average shares outstanding	128,333	135,464	129,044	136,685

Diluted earnings per common share	$1.74	3.34	3.67	6.69

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 483,491 and 115,293 common shares during the three-month periods ended June 30, 2020 and 2019, respectively, and 474,093 and 197,598 common shares during the six-month periods ended June 30, 2020 and 2019, respectively were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2020	$50,701	(464,548)	133,888	$(279,959)		73,279	$(206,680)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	177,086	—	—	177,086		(45,856)	131,230
Foreign currency translation adjustment	—	—	(3,624)	(3,624)		630	(2,994)
Unrealized gains on cash flow hedges	—	—	511,195	511,195		(132,404)	378,791
Total other comprehensive income before reclassifications	177,086	—	507,571	684,657		(177,630)	507,027
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	1,619	—	—	1,619	(a)	(450)	1,169
Accretion of net gain on terminated cash flow hedges	—	—	(64)	(64)	(c)	18	(46)
Net yield adjustment from cash flow hedges currently in effect	—	—	(101,194)	(101,194)	(a)	26,210	(74,984)
Amortization of prior service credit	—	(2,090)	—	(2,090)	(d)	650	(1,440)
Amortization of actuarial losses	—	28,430	—	28,430	(d)	(8,846)	19,584
Total other comprehensive income	178,705	26,340	406,313	611,358		(160,048)	451,310
Balance — June 30, 2020	$229,406	(438,208)	540,201	$331,399		(86,769)	$244,630

Balance — January 1, 2019	$(200,107)	(354,502)	(14,719)	$(569,328)		149,247	$(420,081)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	207,802	—	—	207,802		(54,609)	153,193
Foreign currency translation adjustment	—	—	(507)	(507)		107	(400)
Unrealized gains on cash flow hedges	—	—	188,272	188,272		(49,497)	138,775
Total other comprehensive income before reclassifications	207,802	—	187,765	395,567		(103,999)	291,568
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	1,691	—	—	1,691	(a)	(445)	1,246
Losses realized in net income	7	—	—	7	(b)	(2)	5
Accretion of net gain on terminated cash flow hedges	—	—	(56)	(56)	(c)	14	(42)
Net yield adjustment from cash flow hedges currently in effect	—	—	11,176	11,176	(a)	(2,938)	8,238
Amortization of prior service credit	—	(2,086)	—	(2,086)	(d)	548	(1,538)
Amortization of actuarial losses	—	10,373	—	10,373	(d)	(2,727)	7,646
Total other comprehensive income	209,500	8,287	198,885	416,672		(109,549)	307,123
Balance — June 30, 2019	$9,393	(346,215)	184,166	$(152,656)		39,698	$(112,958)
(a)	Included in interest income.
(b)	Included in gain (loss) on bank investment securities.
(c)	Included in interest expense.
(d)	Included in other costs of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined	Cash Flow
	Investment	Benefit	Hedges
	Securities	Plans	and Other	Total
	(In thousands)

Balance — December 31, 2019	$37,380	(342,419)	98,359	$(206,680)
Net gain during period	132,399	18,144	300,767	451,310
Balance — June 30, 2020	$169,779	(324,275)	399,126	$244,630

9. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of June 30, 2020.

The net effect of interest rate swap agreements was to increase net interest income by $81 million and $117 million during the three-month and six-month periods ended June 30, 2020, respectively, and to decrease net interest income by $11 million and $24 million during the three-month and six-month periods ended June 30, 2019, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
June 30, 2020
Fair value hedges:
Fixed rate long-term borrowings (b)	$3,050,000	2.2	2.61%	.72%	$(469)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	54,250,000	1.3	2.55%	.18%	220
Total	$57,300,000	1.3			$(249)
December 31, 2019
Fair value hedges:
Fixed rate long-term borrowings (b)	$3,800,000	2.2	2.51%	2.27%	$(567)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	53,750,000	1.4	2.44%	1.73%	(1,195)
Total	$57,550,000	1.5			$(1,762)

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at June 30, 2020 and December 31, 2019 was a reduction of the estimated fair value gains on interest rate swap agreements designated as fair value hedges of $133.8 million and $45.1 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $549.3 million and $140.7 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $40.9 billion of forward-starting interest rate swap agreements that become effective in 2020 - 2022.
(d)	Includes notional amount and terms of $40.4 billion of forward-starting interest rate swap agreements that become effective in 2020 - 2022.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $37.1 billion and $48.6 billion at June 30, 2020 and December 31, 2019, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.0 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$818	$232	$1,067	$1,994
Commitments to sell real estate loans (a)	2,473	1,195	7,763	421
	3,291	1,427	8,830	2,415
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	40,727	11,965	621	1,225
Commitments to sell real estate loans (a)	2,253	3,074	7,526	3,548
Trading:
Interest rate contracts (b)	1,231,484	398,295	127,008	68,103
Foreign exchange and other option and futures contracts (b)	12,925	12,506	10,986	11,800
	1,287,389	425,840	146,141	84,676
Total derivatives	$1,290,680	$427,267	$154,971	$87,091
(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at June 30, 2020 and December 31, 2019 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $3.1 million and $43.3 million, respectively, and in a liability position of $1.0 billion and $281.3 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$117	(605)	$56,679	(56,458)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$978		$8,493
Foreign exchange and other option and futures contracts (b)	717		2,479
Total	$1,695		$10,972

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$88,827	(88,429)	$90,859	(90,472)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$13,764		$11,204
Foreign exchange and other option and futures contracts (b)	5,069		4,092
Total	$18,833		$15,296
(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$3,180,022	$3,840,775	$132,069	$43,640

The amount of gain (loss) recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $57 million and $18 million at June 30, 2020 and December 31, 2019, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties, which are subject to enforceable master netting arrangements, was $143 million and $51 million at June 30, 2020 and December 31, 2019, respectively.  The Company was required to post collateral relating to those positions of $139 million and $50 million at June 30, 2020 and December 31, 2019, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2020 was not significant.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties, which are subject to enforceable master netting arrangements, was $1 million and $6 million at June 30, 2020 and December 31, 2019, respectively.  Counterparties posted collateral relating to those positions of $81 thousand and $5 million at June 30, 2020 and December 31, 2019, respectively.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $124 million and $84 million at June 30, 2020 and December 31, 2019, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

10. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The amounts of those securitizations during the six-month periods ended June 30, 2020 and 2019 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 4, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of June 30, 2020 and December 31, 2019, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 4.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Variable interest entities and asset securitizations, continued

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $2.0 billion at June 30, 2020 and $1.5 billion at December 31, 2019. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $745 million, including $363 million of unfunded commitments, at June 30, 2020 and $748 million, including $414 million of unfunded commitments, at December 31, 2019.  Contingent commitments to provide additional capital contributions to these partnerships were not material at June 30, 2020. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of June 30, 2020 was $957 million, including possible recapture of certain tax credits.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $22 million and $43 million of its investments in qualified affordable housing projects to income tax expense during the three-month and six-month periods ended June 30, 2020, respectively, and recognized $26 million and $52 million of tax credits and other tax benefits during those periods. Similarly, for the three-month and six-month periods ended June 30, 2019, the Company amortized $17 million and $34 million, respectively, of its investments in qualified affordable housing projects to income tax expense and recognized $21 million and $41 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

11. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at June 30, 2020.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

considered counterparty credit risk in the valuation of its interest rate swap agreement assets and has considered its own credit risk in the valuation of its interest rate swap agreement liabilities.

The following tables present assets and liabilities at June 30, 2020 and December 31, 2019 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2020
Trading account assets	$1,293,534	$48,741	$1,244,793	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,893	—	9,893	—
Obligations of states and political subdivisions	511	—	511	—
Mortgage-backed securities:
Government issued or guaranteed	5,690,161	—	5,690,161	—
Privately issued	16	—	—	16
Other debt securities	120,693	—	120,693	—
	5,821,274	—	5,821,258	16
Equity securities	93,611	67,888	25,723	—
Real estate loans held for sale	695,969	—	695,969	—
Other assets (a)	46,271	—	5,544	40,727
Total assets	$7,950,659	$116,629	$7,793,287	$40,743
Trading account liabilities	$137,994	$—	$137,994	$—
Other liabilities (a)	16,977	—	16,356	621
Total liabilities	$154,971	$—	$154,350	$621

December 31, 2019
Trading account assets	$470,129	$49,040	$421,089	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,767	—	9,767	—
Obligations of states and political subdivisions	775	—	775	—
Mortgage-backed securities:
Government issued or guaranteed	6,180,940	—	6,180,940	—
Privately issued	16	—	—	16
Other debt securities	127,278	—	127,278	—
	6,318,776	—	6,318,760	16
Equity securities	140,041	100,637	39,404	—
Real estate loans held for sale	442,079	—	442,079	—
Other assets (a)	16,466	—	4,501	11,965
Total assets	$7,387,491	$149,677	$7,225,833	$11,981
Trading account liabilities	$79,903	$—	$79,903	$—
Other liabilities (a)	7,188	—	5,963	1,225
Total liabilities	$87,091	$—	$85,866	$1,225

(a)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2020 and 2019 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2020	(In thousands)

Balance — March 31, 2020	$16	35,027
Total gains realized/unrealized:
Included in earnings	—	48,732	(a)
Settlements	—	—
Transfers out of Level 3	—	(43,653)	(b)
Balance — June 30, 2020	$16	40,106
Changes in unrealized gains included in earnings related to assets still held at June 30, 2020	$—	33,725	(a)

2019

Balance — March 31, 2019	$16	7,433
Total gains realized/unrealized:
Included in earnings	—	36,463	(a)
Settlements	—	—
Transfers out of Level 3	—	(26,696)	(b)
Balance — June 30, 2019	$16	17,200
Changes in unrealized gains included in earnings related to assets still held at June 30, 2019	$—	17,464	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2020 and 2019 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2020	(In thousands)

Balance — January 1, 2020	$16	10,740
Total gains realized/unrealized:
Included in earnings	—	92,813	(a)
Settlements	—	—
Transfers out of Level 3	—	(63,447)	(b)
Balance — June 30, 2020	$16	40,106
Changes in unrealized gains included in earnings related to assets still held at June 30, 2020	$—	38,514	(a)

2019

Balance — January 1, 2019	$22	7,712
Total gains realized/unrealized:
Included in earnings	—	53,009	(a)
Settlements	(6)	—
Transfers out of Level 3	—	(43,521)	(b)
Balance — June 30, 2019	$16	17,200
Changes in unrealized gains included in earnings related to assets still held at June 30, 2019	$—	17,372	(a)
(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

  The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were in

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

the range of 15% to 90% with a weighted-average of 56% at June 30, 2020.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans, which at June 30, 2020 was 49%.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $248 million at June 30, 2020 ($145 million and $103 million of which were classified as Level 2 and Level 3, respectively), $305 million at December 31, 2019 ($115 million and $190 million of which were classified as Level 2 and Level 3, respectively) and $212 million at June 30, 2019 ($155 million and $57 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2020 were decreases of $50 million for the three-month and six-month periods ended June 30, 2020. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2019 were decreases of $20 million and $36 million for the three-month and six-month periods ended June 30, 2019, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $31 million and $17 million at June 30, 2020 and 2019, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2020 and 2019.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $177 million and $188 million at June 30, 2020 and December 31, 2019, respectively, required a valuation allowance of $27 million and $7 million, respectively. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 18.03% and 18.50% at June 30, 2020 and December 31, 2019, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. Changes in fair value recognized for impairment of capitalized servicing rights were $10 million and $20 million during the three months and six months ended June 30, 2020, respetively. Changes in fair value recognized for impairment of capitalized servicing rights were $9 million during the three months and six months ended June 30, 2019.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at June 30, 2020 and December 31, 2019:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
June 30, 2020
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	40,106	Discounted cash flow	Commitment expirations	0%-100%(19%)

December 31, 2019
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	10,740	Discounted cash flow	Commitment expirations	0%-99% (13%)
(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,354,815	1,354,815	1,307,683	47,132	—
Interest-bearing deposits at banks	20,888,341	20,888,341	—	20,888,341	—
Trading account assets	1,293,534	1,293,534	48,741	1,244,793	—
Investment securities	8,454,344	8,561,449	67,888	8,417,724	75,837
Loans and leases:
Commercial loans and leases	29,203,862	28,736,876	—	—	28,736,876
Commercial real estate loans	37,159,451	35,781,888	—	255,442	35,526,446
Residential real estate loans	15,611,462	15,812,617	—	4,010,171	11,802,446
Consumer loans	15,782,773	15,207,433	—	—	15,207,433
Allowance for credit losses	(1,638,236)	—	—	—	—
Loans and leases, net	96,119,312	95,538,814	—	4,265,613	91,273,201
Accrued interest receivable	380,859	380,859	—	380,859	—
Financial liabilities:
Noninterest-bearing deposits	$(45,397,843)	(45,397,843)	—	(45,397,843)	—
Savings and interest-checking deposits	(63,623,406)	(63,623,406)	—	(63,623,406)	—
Time deposits	(5,078,426)	(5,118,204)	—	(5,118,204)	—
Deposits at Cayman Islands office	(868,284)	(868,284)	—	(868,284)	—
Short-term borrowings	(52,298)	(52,298)	—	(52,298)	—
Long-term borrowings	(6,321,291)	(6,366,011)	—	(6,366,011)	—
Accrued interest payable	(104,301)	(104,301)	—	(104,301)	—
Trading account liabilities	(137,994)	(137,994)	—	(137,994)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$40,106	40,106	—	—	40,106
Commitments to sell real estate loans	(10,563)	(10,563)	—	(10,563)	—
Other credit-related commitments	(136,840)	(136,840)	—	—	(136,840)
Interest rate swap agreements used for interest rate risk management	(249)	(249)	—	(249)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,432,805	1,432,805	1,394,984	37,821	—
Interest-bearing deposits at banks	7,190,154	7,190,154	—	7,190,154	—
Federal funds sold	3,500	3,500	—	3,500	—
Trading account assets	470,129	470,129	49,040	421,089	—
Investment securities	9,497,251	9,539,540	100,637	9,351,793	87,110
Loans and leases:
Commercial loans and leases	23,838,168	23,510,908	—	—	23,510,908
Commercial real estate loans	35,541,914	35,517,180	—	28,338	35,488,842
Residential real estate loans	16,156,094	16,227,274	—	3,990,848	12,236,426
Consumer loans	15,386,693	15,413,262	—	—	15,413,262
Allowance for credit losses	(1,051,071)	—	—	—	—
Loans and leases, net	89,871,798	90,668,624	—	4,019,186	86,649,438
Accrued interest receivable	333,142	333,142	—	333,142	—
Financial liabilities:
Noninterest-bearing deposits	$(32,396,407)	(32,396,407)	—	(32,396,407)	—
Savings and interest-checking deposits	(54,932,162)	(54,932,162)	—	(54,932,162)	—
Time deposits	(5,757,456)	(5,829,347)	—	(5,829,347)	—
Deposits at Cayman Islands office	(1,684,044)	(1,684,044)	—	(1,684,044)	—
Short-term borrowings	(62,363)	(62,363)	—	(62,363)	—
Long-term borrowings	(6,986,186)	(7,063,165)	—	(7,063,165)	—
Accrued interest payable	(105,374)	(105,374)	—	(105,374)	—
Trading account liabilities	(79,903)	(79,903)	—	(79,903)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$10,740	10,740	—	—	10,740
Commitments to sell real estate loans	300	300	—	300	—
Other credit-related commitments	(136,470)	(136,470)	—	—	(136,470)
Interest rate swap agreements used for interest rate risk management	(1,762)	(1,762)	—	(1,762)	—

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

	June 30,	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,556,034	$5,442,160
Commercial real estate loans to be sold	236,832	164,076
Other commercial real estate	8,640,169	9,029,608
Residential real estate loans to be sold	1,030,144	423,056
Other residential real estate	713,200	448,375
Commercial and other	18,256,994	16,170,731
Standby letters of credit	2,394,261	2,441,432
Commercial letters of credit	37,859	41,059
Financial guarantees and indemnification contracts	4,306,209	4,108,572
Commitments to sell real estate loans	1,478,551	906,037

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $10.0 billion and $9.1 billion at June 30, 2020 and December 31, 2019, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.   Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party.  The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.9 billion at each of June 30, 2020 and December 31, 2019.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2020, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

Wilmington Trust, N.A., a wholly owned subsidiary of M&T, provides retirement services, including serving in certain trustee roles relating to Employee Stock Ownership Plans (“ESOPs”). Beginning in 2010, the U.S. Department of Labor (“DOL”) announced that it would increase its focus on ESOP transactions, particularly with regard to valuation issues relating to ESOP transactions. Beginning in late 2013, Wilmington Trust, N.A. began receiving requests for information and subpoenas relating to certain ESOP transactions for which it acted as trustee.  In June 2016, Wilmington Trust, N.A. received a DOL subpoena seeking information on its global ESOP trustee business. In addition to these investigations, the DOL commenced three lawsuits against Wilmington Trust, N.A. relating to its role as trustee of three ESOP transactions. In July 2019, Wilmington Trust, N.A. reached a settlement in principle with the DOL to resolve certain pending DOL ESOP matters. On April 28, 2020, Wilmington Trust N.A. and the DOL executed a formal settlement agreement. The total amount of the settlement was $88 million, which included $80 million in payments to 21 ESOPs. The settlement amount was within the Company’s reserve for litigation matters and substantially all was paid in the second quarter of 2020.  Wilmington Trust, N.A. has also been named as a defendant in five private party lawsuits relating to its role as trustee for five ESOP transactions. Three of the five private party lawsuits relating to ESOP transactions have been resolved through settlements, two of which have been preliminarily approved by Courts, and are in the process of administration. The third settled ESOP private action was settled on an individual basis and, therefore, does not require Court approval. None of those three settlements are material. Under applicable transaction documents, Wilmington Trust, N.A. may be entitled to indemnification by the ESOP plan sponsors. These matters could result in damages, settlements, penalties, restitution, reputational damage or additional costs and expenses.

M&T and its subsidiaries are subject in the normal course of business to various other pending and threatened legal proceedings and matters in which claims for monetary damages are asserted.  On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was estimated to be between $0 and $25 million as of June 30, 2020.  Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

Information about the Company's segments is presented in the following table:

	Three Months Ended June 30
	2020			2019
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$138,086	144	37,563	$140,767	1,004	42,250
Commercial Banking	287,525	249	111,030	278,110	887	123,507
Commercial Real Estate	227,113	60	107,083	225,442	406	121,629
Discretionary Portfolio	138,827	(9,861)	95,691	60,976	(9,291)	38,040
Residential Mortgage Banking	142,045	21,016	37,400	96,449	17,150	7,642
Retail Banking	353,521	267	86,498	436,593	2,787	140,494
All Other	157,293	(11,875)	(234,211)	315,239	(12,943)	(302)
Total	$1,444,410	—	241,054	$1,553,576	—	473,260

	Six Months Ended June 30
	2020			2019
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$275,919	1,029	70,489	$280,089	1,860	85,521
Commercial Banking	579,301	1,302	254,762	545,600	1,727	255,725
Commercial Real Estate	450,418	469	224,491	444,615	760	239,127
Discretionary Portfolio	188,046	(22,898)	121,359	124,893	(18,590)	77,212
Residential Mortgage Banking	267,606	42,433	62,016	180,210	31,664	20,583
Retail Banking	756,204	534	196,744	867,484	5,298	285,560
All Other	433,081	(22,869)	(419,985)	661,510	(22,719)	(7,726)
Total	$2,950,575	—	509,876	$3,104,401	—	956,002

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

	Average Total Assets
	Six Months Ended June 30		Year Ended December 31
	2020	2019	2019
	(In millions)

Business Banking	$7,235	5,724	5,793
Commercial Banking	30,603	27,981	28,142
Commercial Real Estate	25,340	23,720	23,921
Discretionary Portfolio	26,821	29,888	29,081
Residential Mortgage Banking	3,113	2,173	2,611
Retail Banking	16,039	14,580	15,083
All Other	19,362	13,601	14,953
Total	$128,513	117,667	119,584
(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $4,234,000 and $5,925,000 for the three-month periods ended June 30, 2020 and 2019, respectively, and $9,297,000 and $11,892,000 for the six-month periods ended June 30, 2020 and 2019, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

14. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at June 30, 2020 as a result of cumulative losses recognized and cash distributions received in prior years.  Income recognized by M&T is included in other revenues from operations and totaled $23 million and $37 million for the three-month periods ended March 31, 2020 and 2019, respectively. There was no similar income recognized during the three-month periods ended June 30, 2020 and 2019.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $2.1 billion and $2.2 billion at June 30, 2020 and December 31, 2019, respectively. Revenues from those servicing rights were $2 million and $3 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $5 million and $6 million for the six-month periods ended June 30, 2020 and 2019, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $64.7 billion and $62.8 billion at June 30, 2020 and December 31, 2019, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $34 million and $29 million for the three-month periods ended June 30, 2020 and 2019, respectively and $71 million and $57 million for the six-month periods ended June 30, 2020 and 2019, respectively. In addition, the Company held $86 million and $93 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2020 and December 31, 2019, respectively, that were securitized by Bayview Financial. At June 30, 2020, the Company held $168 million of Bayview Financial’s $1.0 billion syndicated loan facility. Also, in the second quarter the Company extended two $100 million secured loan facilities to certain funds managed by Bayview Financial which had an outstanding balance of $199 million at June 30, 2020.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

Based on portfolio composition, then current economic conditions, and reasonable and supportable forecasts of future conditions, the Company recognized an increase to the allowance for credit losses of $132 million upon adoption of the standard as of January 1, 2020 as compared with the allowance for credit losses recognized on its consolidated balance sheet at December 31, 2019. The $132 million increase was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020.

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
Standards Adopted in 2020
Changes to the Disclosure Requirements for Fair Value Measurements

The amended guidance modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurements.  The amendments are a result of the disclosure framework project that focuses on improvements to the effectiveness of disclosures in the notes to financial statements.  The amendments remove, modify, and add certain disclosure requirements.  The disclosure requirements removed relating to public companies are (1) the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation process for Level 3 fair value measurements.  The disclosure requirements modified relating to public companies are (1) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s asset and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly, and (2) the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as a result of the use of unobservable inputs.  The disclosure requirements added relating to public companies are (1) to disclose the changes in unrealized gains and losses for the period for recurring Level 3 fair value measurements, and (2) to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

January 1, 2020

The Company adopted the amended guidance effective January 1, 2020.  A prospective transition method is being used for the amendments relating to disclosures being added under the guidance.  Such disclosures relate to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty.  All other amendments relating to removing or modifying certain disclosures are applied retrospectively.  The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amended guidance requires a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense.

January 1, 2020

The Company adopted the amended guidance effective January 1, 2020 using a prospective transition method. The impact of the guidance on the Company’s consolidated financial statements is dependent on the nature and amount of actual expenditures, but is not expected to be material.

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
Standards Not Yet Adopted as of June 30, 2020
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
Standards Not Yet Adopted as of June 30, 2020
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
Standards Not Yet Adopted as of June 30, 2020
Reference Rate Reform

The amendments provide optional expedients and exceptions for applying GAAP to contracts,hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2)  provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.

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

Overview

M&T Bank Corporation (“M&T”) recorded net income in the second quarter of 2020 of $241 million or $1.74 of diluted earnings per common share, compared with $473 million or $3.34 of diluted earnings per common share in the year-earlier quarter. Net income and diluted earnings per common share during the first quarter of 2020 were $269 million and $1.93, respectively.  Basic earnings per common share were $1.74 in the recent quarter, compared with $3.34 in the year earlier quarter and $1.93 in the initial quarter of 2020. Net income totaled $510 million or $3.67 of diluted and basic earnings per common share in the first half of 2020, compared with $956 million or $6.69 of diluted and basic earnings per common share in the corresponding period of 2019.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the second quarter of 2020 was .71%, compared with 1.60% in the year-earlier quarter and .90% in the first quarter of 2020. The annualized rate of return on average common shareholders’ equity was 6.13% in the recent quarter, compared with 12.68% in the second quarter of 2019 and 7.00% in 2020’s initial quarter. During the six-month period ended June 30, 2020, the annualized rates of return on average assets and average common shareholders’ equity were .80% and 6.56%, respectively, compared with 1.64% and 12.91%, respectively, in the similar period of 2019.

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

Financial results for the second quarter of 2020 were adversely impacted by the Coronavirus Disease 2019 (“COVID-19”) pandemic. The economic outlook at June 30 deteriorated as compared with what had been assumed by the Company as of the end of the first quarter of 2020, with considerable uncertainty existing about the length and extent of the pandemic’s impact on the nation’s economy.  Due to higher expected credit losses that reflect the worsening outlook, the provision for credit losses in the recent quarter rose to $325 million from $250 million in the initial 2020 quarter and $55 million in the second quarter of 2019. The 2020 periods reflect the adoption of the new accounting guidance for the measurement of expected credit losses on financial instruments. Spurred by the COVID-19 pandemic, the low  interest rate environment has resulted in decreased taxable-equivalent net interest income in the recent quarter, while waivers and reduced customer transaction activity led to lower fees earned on deposit accounts.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Among other things, the CARES Act provides relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing, and also provides funding opportunities for small businesses under the Paycheck Protection Program (“PPP”) from approved Small Business Administration (“SBA”) lenders, including M&T Bank. For commercial and consumer customers, the Company has provided a host of relief options, including loan maturity extensions, payment deferrals, fee waivers and low interest rate loan products.  During the second quarter of 2020, M&T Bank funded PPP loans that totaled $6.5 billion at June 30, 2020.

Updated economic forecasts at June 30, 2020 and at March 31, 2020 resulted in higher estimates of expected credit losses in the Company’s loan portfolio than at January 1, 2020, resulting in significant increases in the provision for credit losses in the first two quarters of 2020. The Company expects that it will continue to be negatively impacted by the COVID-19 pandemic after June 30, 2020 and believes that the  pandemic could have a material impact on its future financial results. Specifically, the Company expects the following balance sheet and income statement categories to be affected:

•

M&T Bank is an approved lender in the Main Street Lending Program, a provision of the CARES Act. Customer demand for this borrowing opportunity is not fully known, so that potential impact is not determinable;

•	Net interest income and net interest margin –the low interest rate environment will continue to negatively affect the Company’s net interest margin;
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

•

Noninterest income will likely be lower as it relates to the trust businesses, as  it is likely that fee waivers will increase for proprietary money market mutual fund management fees, and some of trust income is derived from equity market performance, which could be volatile.  The potential for a prolonged slowdown in debt capital market activities also exists. Consumer deposit service charge fees may continue to be lower than historical levels due to fee waivers and lower debit card transactions. Credit card interchange volumes are also expected to be lower than historical norms, resulting in lower fees.  Residential mortgage applications are expected to continue to be strong given the low interest rate environment; and

•

The resurgence of the epidemic in many parts of the country has resulted in certain government mandates that will impact aspects of the Company’s expense base, such as the use of contractors, travel and entertainment costs, and other types of discretionary expenditures.  In addition, the Company has curtailed hiring and has redeployed employees to address the changing dynamics of the business given the current environment.

The national effort to mitigate the pandemic has resulted in a challenging environment for businesses and their employees.  The Company has taken actions to provide a safe environment for its customers and employees and to provide relief to customers in a variety of ways.  Examples of those actions include:

•

The deployment of a Pandemic Response Plan to manage the pandemic’s effects on operations, employees and customers, including seeking to ensure employee safety, maintain continuity of operations and service levels for customers, preserve the Company’s financial strength, and comply with applicable laws and regulations.  Actions have included placing restrictions on travel, implementing a modified branch service model, implementing social distancing requirements, and mandating for all employees whose jobs can be performed remotely to work from home.  The Company has formed a task force to develop a plan for employees to return to the office when deemed appropriate while ensuring a safe work environment;

•	Nearly all M&T Bank branches remain open, with open lobbies or with in-person visits by appointment and normal access to drive-through windows and ATMs;
•	Nearly 90% of the Company’s non-branch employees continue to work remotely;
•	Loan customers are receiving COVID-19 related relief in various forms, including modification and forbearance requests as of June 30, 2020 as follows:
•	Commercial – 9,300 customers with balances of $14.0 billion, including $4.2 billion associated with automobile and recreation finance dealers;
•

Residential real estate – 85,000 customers with balances of $15.4 billion (including approximately 77,000 customers with balances of $13.2 billion that are serviced for others and, therefore not included in the Company’s assets);

•	Consumer – including automobile, recreational finance, home equity lines and loans, credit cards and personal loans – 22,200 customers with balances of $685 million.
•	Paycheck Protection Program – At June 30, 2020, 34,600 customers have outstanding loans totaling $6.5 billion; and
•	Waiving certain types of transaction and maintenance fees for consumer and small business deposit account relationships.

In July 2019, M&T agreed to sell its non-controlling interest in an asset manager obtained in the 2011 acquisition of Wilmington Trust Corporation that had been accounted for using the equity method of accounting and, as a result, as of June 30, 2019 recorded a $48 million charge (reflected in “other costs of operations”) to reduce the carrying value of the investment to its net realizable value.  Similar to other active investment managers, the investee entity had experienced a decrease in assets under management and during the second quarter of 2019 the entity’s chief executive and investment officer announced his retirement. Following that announcement, successor management submitted a proposal to M&T to restructure the organization of the entity. The after-tax impact of the charge was a reduction in net income of $36 million, or $.27 of diluted earnings per common share in the second quarter of 2019. The sale of M&T’s interest in the asset manager was effective September 30, 2019.

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

Supplemental Reporting of Non-GAAP Results of Operations

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses associated with merging acquired operations (when incurred) into the Company, since such items are considered by management to be “nonoperating” in nature.  Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income totaled $244 million in the second quarter of 2020, compared with $477 million in the year-earlier quarter and $272 million in the initial 2020 quarter.  Diluted net operating earnings per common share the recent quarter were $1.76, compared with $3.37 in the second quarter of 2019 and $1.95 in the first quarter of 2020. For the first six months of 2020, net operating income and diluted net operating earnings per common share were $516  million and $3.71, respectively, compared with $963 million and $6.74, respectively, in the first half of 2019.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was .74%, compared with 1.68% in the similar quarter of 2019 and .94% in the initial 2020 quarter. Net operating income represented an annualized return on average tangible common equity of 9.04% in the second quarter of 2020, compared with 18.83% and 10.39% for the quarters ended June 30, 2019 and March 31, 2020, respectively. For the first half of 2020, net operating income represented an annualized return on average tanglibe assets and average tanglible common shareholders’ equity of .84% and 9.71%, respectively, compared with 1.72% and 19.19%, respectively, in the corresponding 2019 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $961 million in the second quarter of 2020, compared with $1.05 billion in the year-earlier quarter. That decline resulted predominantly from a 78 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.13% in the recent quarter from 3.91% in the second quarter of 2019. The narrowing of the net interest margin was largely the result of declines in rates on loans and deposits at the Federal Reserve Bank of New York, reflecting the lower interest rate environment due to actions initiated by the Federal Reserve to decrease its target Federal funds rate three times in the second half of 2019 (each by a .25% increment) and twice in March of 2020 (first by .50%, than another by 1.0%). The impact of the recent quarter’s lower net interest margin on net interest income was partially offset by an increase in average earning assets of $16.0 billion from the year-earlier quarter.

Taxable-equivalent net interest income in the recent quarter declined $20 million, or 2%, from the first quarter of 2020 primarily driven by a 52 basis point narrowing of the net interest margin from 3.65% in the prior quarter, partially offset by a $15.3 billion rise in average earning assets. The increase in average earning assets in the recent quarter as compared with the second quarter of 2019 and the initial quarter of 2020 resulted from higher average balances of loans and leases and interest-bearing deposits at the Federal Reserve Bank of New York, partially offset by lower average investment securities balances.

For the first six months of 2020, taxable-equivalent net interest income was $1.94 billion, down 8% from $2.10 billion in the corresponding 2019 period. That decrease was primarily attributable to a 60 basis point narrowing of the margin to 3.37% in the 2020 period from 3.97% in the year-earlier period, partially offset by a $9.1 billion increase in average earning assets.

Average loans and leases totaled $97.8 billion in the second quarter of 2020, up $8.6 billion or 10% from $89.2 billion in the similar quarter of 2019.  Commercial loans and leases averaged $29.7 billion in the second quarter of 2020, $6.4 billion or 27% higher than in the year-earlier quarter.  That increase was predominantly the result of average outstanding PPP loans of $4.8 billion that were funded in the recent quarter. Average commercial real estate loans were $36.9 billion in the recent quarter, up $2.2 billion, or 6%, from $34.8 billion in the similar 2019 quarter.  Included in average commercial real estate loans in the second quarters of 2020 and 2019 were loans held for sale of $287 million and $245 million, respectively.  Reflecting ongoing repayments of loans obtained in a 2015 acquisition, average residential real estate loans declined $1.1 billion or 7% to $15.6 billion in the second quarter of 2020 from $16.7 billion in the year-earlier quarter.  Included in average residential real estate loans were loans held for sale of $406 million in the recent quarter and $227 million in the second quarter of 2019.  Consumer loans averaged $15.5 billion in the second quarter of 2020, up $1.2 billion, or 8%, from $14.3 billion in the year-earlier quarter, due to growth in average recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) and, to a lesser extent, automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the second quarter of 2020 increased $6.1 billion, or 7%, from $91.7 billion in the first quarter of 2020.  Commercial loan and lease average balances in the recent quarter were up $5.4 billion, or 22%, from $24.3 billion in the first quarter of 2020. That rise resulted predominantly from average loan balances associated with the PPP loans originated during 2020’s second quarter. Average commercial real estate loans in the second quarter of 2020 increased $914 million, or 3%, from $36.0 billion in the first quarter of 2020.  Commercial real estate loans held for sale averaged $185 million in the first quarter of 2020.  Average balances of residential real estate loans in the recently completed quarter declined $332 million, or 2%, from $15.9 billion in 2020’s first quarter, reflecting the continued pay down of loans obtained in the 2015 acquisition.  Residential real estate loans held for sale averaged $409 million in the first quarter of 2020.  Average consumer loans in the recent quarter increased $67 million from $15.5 billion in 2020’s first quarter.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2020	2019	2020
	(In millions)

Commercial, financial, etc.	$29,733	27%	22%
Real estate — commercial	36,947	6	3
Real estate — consumer	15,599	(7)	(2)
Consumer
Recreational finance	6,014	31	6
Home equity lines and loans	4,297	(9)	(3)
Automobile	3,813	3	(3)
Other	1,394	4	(3)
Total consumer	15,518	8	—
Total	$97,797	10%	7%

For the first six months of 2020, average loans and leases totaled $94.8 billion, up 7%, from $88.8 billion in the corresponding 2019 period. Contributing to the rise were a $3.8 billion increase in average commercial loan and lease balances (due largely to PPP loans), a $1.8 billion increase in average commercial real eastate loans and a $1.3 billion increase in average consumer loan balances, partially offset by a $1.1 billion decline in average residential real estate loan balances.

The investment securities portfolio averaged $8.5 billion in the second quarter of 2020, down $3.7 billion, or 30%, from $12.2 billion in the year-earlier quarter and $602 million lower than the $9.1 billion averaged in the first quarter of 2020.  For the first six months of 2020 and 2019, investment securities averaged $8.8 billion and $12.6 billion, respectively.  The lower average balances in the recent periods reflect maturities of U.S. Treasury notes and pay downs of mortgage-backed securities.  There were no significant sales of investment securities during the first six months of 2020 or 2019. During the first quarter of 2019, the Company purchased $500 million of U.S. Treasury notes. There were no other significant purchases of investment securities during the first six months of 2020 or 2019.  The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York.  Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

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

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income.  Net unrealized gains on such equity securities were $7 million in the recent quarter, compared with net unrealized gains of $9 million in the second quarter of 2019 and net unrealized losses of $21 million in the initial 2020 quarter. Net unrealized losses on equity securities were $14 million during the first six months of 2020, compared with net unrealized gains of $21 million in the prior year period.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the six-month periods ended June 30, 2020 or 2019. Based on management’s assessment of future cash flows associated with individual investment securities as of June 30, 2020, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 2 and 11 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities.  Those other earning assets in the aggregate averaged $17.2 billion in the second quarter of 2020, compared with $6.2 billion in the year-earlier quarter and $7.4 billion in the first quarter of 2020.  Interest-bearing deposits at banks averaged $16.5 billion for the three months ended June 30, 2020 and $6.1 billion for each of the three-month periods ended June 30, 2019 and March 31, 2020. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related deposits and other deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity. The higher amount at June 30, 2020 as compared with the earlier dates noted reflects the impact of increased commercial and consumer deposit balances.

As a result of the changes described herein, average earning assets totaled $123.5 billion in the most recent quarter, compared with $107.5 billion in the second quarter of 2019 and $108.2 billion in the initial 2020 quarter. Average earning assets totaled $115.9 billion and $106.8 billion during the first six months of 2020 and 2019, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $106.1 billion in the second quarter of 2020, compared with $86.2 billion in the similar 2019 quarter and $90.9 billion in the first quarter of 2020. The increase in average core deposits in the recent quarter as compared with the second quarter of 2019 and 2020’s initial quarter reflected higher balances of noninterest-bearing deposits and savings and interest-checking deposits. Average balances of savings and interest-checking core deposits rose $8.2 billion or 16% to $59.0 billion in the second 2020 quarter from $50.8 billion in the year-earlier quarter.  Average noninterest-bearing deposits increased $12.4 billion or 41% to $42.5 billion in the recent quarter from $30.1 billion in the second 2019 quarter. Those increases were largely due to higher average deposits of commercial customers, but also reflect higher levels of consumer deposits and deposits associated with residential mortgage servicing activities. In late March 2020, commercial customers drew down available lines of credit for liquidity purposes.  A large portion of those funds were placed in customer deposit accounts at M&T Bank.  By the end of the second quarter, a significant portion of those line advances had been repaid by customers. Average core deposits were $90.9 billion in the first quarter of 2020. Average savings and interest-checking core deposits increased $5.3 billion or 10% in the second 2020 quarter from $53.6 billion in the immediately preceding quarter. Average noninterest-bearing deposits in the recent quarter were $10.0 billion or 31% above the first quarter 2020 average of $32.5 billion predominantly due to higher deposits of commercial customers. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2020	2019	2020
	(In millions)

Savings and interest-checking deposits	$58,955	16%	10%
Time deposits	4,621	(13)	(4)
Noninterest-bearing deposits	42,497	41	31
Total	$106,073	23%	17%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $733 million in the recent quarter, compared with $1.2 billion in the second quarter of 2019 and $872 million in the initial 2020 quarter. The decreases in such deposits since the second quarter of 2019 were predominantly the result of maturities of higher-rate time deposits. Cayman Islands office deposits averaged $1.0 billion, $1.2 billion and $1.7 billion for the quarters ended June 30, 2020, June 30, 2019 and March 31, 2020, respectively. The decrease in such deposits in the recent quarter as compared with the second quarter of 2019 and the first quarter of 2020 reflected customer reaction to the declines in short-term interest rates that followed actions by the Federal Reserve in March 2020. The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $4.0 billion during the recent quarter, compared with $2.7 billion in each of the second quarter of 2019 and the first quarter of 2020.  The amounts of Cayman Islands office deposits or brokered deposits is largely dependent on demand by customers and other investors for those types of deposit products.

The table below summarizes average total deposits for the quarters ended June 30, 2020, March 31, 2020 and June 30, 2019.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended June 30, 2020
Savings and interest-checking deposits	$28,665	$5,524	$28,738	$62,927
Time deposits	5,051	51	252	5,354
Noninterest-bearing deposits	6,570	5,369	30,558	42,497
Deposits at Cayman Islands office	—	—	1,017	1,017
Total	$40,286	$10,944	$60,565	$111,795

Three Months Ended March 31, 2020
Savings and interest-checking deposits	$26,920	$6,181	$23,265	$56,366
Time deposits	5,265	52	355	5,672
Noninterest-bearing deposits	5,661	5,080	21,715	32,456
Deposits at Cayman Islands office	—	—	1,672	1,672
Total	$37,846	$11,313	$47,007	$96,166

Three Months Ended June 30, 2019
Savings and interest-checking deposits	$27,028	$6,338	$20,129	$53,495
Time deposits	5,839	35	656	6,530
Noninterest-bearing deposits	5,416	4,139	20,544	30,099
Deposits at Cayman Islands office	—	—	1,247	1,247
Total	$38,283	$10,512	$42,576	$91,371

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $63 million in the second quarter of 2020, compared with $1.3 billion in the year-earlier quarter and $58 million in the initial 2020 quarter. In general, the higher short-term borrowings in the prior year period were entered into for liquidity management purposes.

Long-term borrowings averaged $6.2 billion in the two most recent quarters and $8.3 billion in the second quarter of 2019. Average balances of outstanding senior notes were $4.1 billion, $5.5 billion and $4.2 billion during the three months ended June 30, 2020, June 30, 2019 and March 31, 2020, respectively. On January 7, 2020, M&T Bank, the principal bank subsidiary of M&T, redeemed $750 million of fixed rate senior notes that were due to mature on February 6, 2020. In addition, M&T Bank redeemed $750 million of fixed rate senior notes in July 2020 that were due to mature on August 17, 2020. Subordinated capital notes included in long-term borrowings averaged $1.4 billion in each of the three-month periods ended June 30, 2020, June 30, 2019 and March 31, 2020.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $526 million, $523 million and $525 million during the second quarters of 2020 and 2019 and the initial 2020 quarter, respectively. Additional information regarding junior subordinated debentures is provided in note 4 of Notes to Financial Statements.  Long-term borrowings also included agreements to repurchase securities, which averaged $101 million in each of the first two quarters of 2020 and $373 million in the second quarter of 2019.  The repurchase agreement held at June 30, 2020 totaled $100 million and matured in July 2020.

Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.98% in the recent quarter, compared with 3.53% in the second quarter of 2019.  The yield on earning assets during the second quarter of 2020 was 3.38%, down 126 basis points from 4.64% in the year-earlier period, while the rate paid on interest-bearing liabilities declined 71 basis points to .40% in the recent quarter from 1.11% in the year-earlier period. In the first quarter of 2020, the net interest spread was 3.35%, the yield on earning assets was 4.18% and the rate paid on interest-bearing liabilities was .83%.  The narrowing of the net interest spread in the recent quarter as compared with the corresponding 2019 period and the initial quarter of 2020 reflects the impact of the decreases in short-term interest rates initiated by the Federal Reserve during the second half of 2019 and in March 2020.  For the first six months of 2020, the net interest spread was 3.15%, down 45 basis points from 3.60% in the year-earlier period.  The yield on earning assets and the rate paid on interest-bearing liabilities for the first half of 2020 were 3.75% and .60%, respectively, compared with 4.68% and 1.08% respectively, in the initial six months of 2019.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $47.9 billion in the second quarter of 2020, compared with $36.7 billion in the year-earlier quarter and $38.2 billion in the initial 2020 quarter.  The increase in average net interest-free funds in the most recent quarter as compared with the prior periods reflects higher average balances of noninterest-bearing deposits. Those deposits averaged $42.5 billion, $30.1 billion and $32.5 billion in the quarters ended June 30, 2020, June 30, 2019 and March 31, 2020, respectively. The rise in such balances in the recent quarter as compared with the earlier periods was largely due to increased levels of deposits of commercial customers.  During the first six months of 2020 and 2019, average net interest-free funds aggregated $43.1 billion and $36.9 billion, respectively.  Shareholders’ equity averaged $16.0 billion, during the three-month period ended June 30, 2020, $15.6 billion during the year-earlier period and $15.7 billion during the initial 2020 quarter.  Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of the two most recent quarters and in the quarter ended June 30, 2019. The cash surrender value of bank owned life insurance averaged $1.8 billion in each of the three-month periods ended June 30, 2020, June 30, 2019 and March 31, 2020. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .15% in the second quarter of 2020, compared with .38% and .30% in the second quarter of 2019 and the first quarter of 2020, respectively. The reduced contribution of net interest-free funds to net interest margin in the two most recent quarters as compared with the second quarter of 2019 reflects the lower rates on interest-bearing liabilities used to value net interest-free funds.  The contribution of net interest-free funds in the first half of 2020 and 2019 was .22% and .37%, respectively.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.13% in the second quarter of 2020, compared with 3.91% in the year-earlier period and 3.65% in the initial quarter of 2020.  During the first six months of 2020 and 2019, the net interest margin was 3.37% and 3.97%, respectively.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $16.4 billion (excluding $40.9 billion of forward-starting swap agreements) at June 30, 2020, $17.8 billion (excluding $21.4 billion of forward-starting swap agreements) at June 30, 2019 and $17.2 billion (excluding $40.4 billion of forward-starting swap agreements) at December 31, 2019. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Interest rate swap agreements with notional amounts of $13.35 billion that were in effect at each of June 30, 2020, June 30, 2019 and December 31, 2019 were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans.  At June 30, 2020, June 30, 2019 and December 31, 2019, interest rate swap agreements with notional amounts of $3.05 billion, $4.45 billion and $3.80 billion, respectively, were serving as fair value hedges of fixed rate long-term borrowings. The Company has entered into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges, and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended June 30, 2020, June 30, 2019 and March 31, 2020 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 9 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.56% and .28%, respectively, at June 30, 2020.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 9 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended June 30
.	2020		2019
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$69,153	.23%	$(4,551)	(.02)%
Interest expense	(12,181)	(.06)	6,343	.04
Net interest income/margin	$81,334	.26%	$(10,894)	(.04)%
Average notional amount (c)	$16,400,000		$17,800,000
Rate received (b)		2.55%		2.37%
Rate paid (b)		.59%		2.60%

	Six Months Ended June 30
	2020		2019
		Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$101,194	.18%	$(11,176)	(.02)%
Interest expense	$(15,946)	(.04)	12,728	.04
Net interest income/margin	$117,140	(.20)%	$(23,904)	(.05)%
Average notional amount (c)	$16,525,275		$15,245,580
Rate received (b)		2.53%		2.33%
Rate paid (b)		1.13%		2.64%
(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the period.

In addition to interest rate swap agreements, the Company had entered into interest rate floor agreements that were accounted for in the trading account rather than as hedging instruments but, nevertheless, provided the Company with protection against the possibility of future declines in interest rates on earning assets.  At each of June 30, 2019 and December 31, 2019, outstanding notional amounts of such agreements totaled $15.6 billion. The interest rate floor agreements matured during the first quarter of 2020.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk.  Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Core deposits represent the most significant source of funding for the Company and are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others.  The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, Cayman Islands office deposits and longer-term borrowings.  M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities.  The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes.  The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios.  The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital.  At June 30, 2020 and December 31, 2019, long-term borrowings aggregated $6.3 billion and $7.0 billion, respectively.

Short-term federal funds borrowings outstanding were $3.2 billion at June 30, 2019. There were no such borrowings outstanding at June 30, 2020 or December 31, 2019.  In general, those borrowings were unsecured, matured on the next business day and were entered into for liquidity management purposes.  While predominantly used to satisfy customer demand, Cayman Islands office deposits may also be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $868 million at June 30, 2020, $1.4 billion at June 30, 2019 and $1.7 billion at December 31, 2019. The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $4.0 billion at June 30, 2020, $2.7 billion at June 30, 2019 and $2.8 billion at December 31, 2019.  Brokered time deposits were not a significant source of funding as of those dates.

The Company’s ability to obtain funding from these sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to a disruption in the financial markets.  The Company attempts to quantify such impact by performing stress tests that assess the effect on liquidity resulting from various levels of internal and external stress factors. The liquidity impact of such events is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at June 30, 2020 or December 31, 2019.  The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $861 million at June 30, 2020, compared with $847 million at June 30, 2019 and $857 million at December 31, 2019.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at June 30, 2020 approximately $634 million was available for payment of dividends to M&T from bank subsidiaries.  M&T also may obtain funding through long-term borrowings.  Outstanding senior notes of M&T at June 30, 2020 and December 31, 2019 were $790 million and $770 million, respectively.  Junior subordinated debentures of M&T associated with trust preferred securities outstanding at June 30, 2020 and December 31, 2019 totaled $527 million and $525 million, respectively.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At June 30, 2020, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $16.4 billion.  In addition, the Company has entered into $40.9 billion of forward-starting interest rate swap agreements.

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

The accompanying table as of June 30, 2020 and December 31, 2019 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	June 30, 2020	December 31, 2019
	(In thousands)

+200 basis points	$104,628	45,345
+100 basis points	68,496	35,838
-100 basis points	(45,099)	(94,616)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income.  The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities.  In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario.  In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain at or above zero on all points of the yield curve.  The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets.  That impact is most notable on the values assigned to some of the Company’s investment securities.  Information about the fair valuation of investment securities is presented in notes 2 and 11 of Notes to Financial Statements.

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $37.1 billion at June 30, 2020, $44.4 billion at June 30, 2019 and $48.6 billion at December 31, 2019. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $1.0 billion at June 30, 2020, compared with $949 million at June 30, 2019 and $1.2 billion at December 31, 2019.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet were $1.3 billion and $138 million, respectively, at June 30, 2020 and $470 million and $80 million, respectively, at December 31, 2019.  The fair value asset and liability amounts at June 30, 2020 have been reduced by contractual settlements of $3 million and $1.0 billion, respectively, and at December 31, 2019 have been reduced by contractual settlements of $43 million and $281 million, respectively. The higher balance of trading account assets at June 30, 2020 as compared with December 31, 2019 was largely the result of increased values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments. Included in trading account assets were assets related to deferred compensation plans aggregating $20 million at June 30, 2020 and $21 million at each of June 30, 2019 and December 31, 2019.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at June 30, 2020 were $23 million of liabilities related to deferred compensation plans, compared with $24 million at June 30, 2019 and $25 million at December 31, 2019.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $29 million at June 30, 2020, $27 million at June 30, 2019 and $28 million at December 31, 2019.

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

A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the second quarter of 2020 was $325 million, compared with $55 million in the year-earlier quarter and $250 million in the initial quarter of 2020.  As noted earlier, the significant increases in the provision in the two most recent quarters as compared with the second quarter of 2019 follow the adoption of new accounting guidance on January 1, 2020 and reflect updated economic assumptions and projections that considered the deteriorating macroeconomic outlook resulting from the COVID-19 pandemic as of the end of each of the first two quarters of 2020. Net charge-offs of loans were $71 million in the recent quarter, compared with $44 million and $49 million in the second quarter of 2019 and the first quarter of 2020, respectively.  Net charge-offs as an annualized percentage of average loans and leases were .29% in the second quarter of 2020, .20% in the year-earlier quarter and .22% in the initial 2020 quarter.  Excluding loans associated with the PPP, which are guaranteed by the SBA, net charge-offs for the recent quarter were .31% of average loans outstanding.  Net charge-offs for the six-month periods ended June 30, 2020 and 2019 were $120 million and $67 million, respectively, representing an annualized .26% and .15%, repectively, of average loans and leases. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2020
	First Quarter	Second Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$13,122	29,235	42,357
Real estate:
Commercial	834	16,458	17,292
Residential	3,428	(279)	3,149
Consumer	31,778	25,716	57,494
	$49,162	71,130	120,292

	2019
	First Quarter	Second Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$706	10,102	10,808
Real estate:
Commercial	(543)	9,200	8,657
Residential	1,542	1,749	3,291
Consumer	20,402	23,419	43,821
	$22,107	44,470	66,577

Included in net charge-offs of consumer loans were net charge-offs of: automobile loans of $9 million in the recent quarter, $6 million in the second quarter of 2019 and $7 million in the first quarter of 2020; recreational finance loans of $5 million in the second quarter of 2020, $5 million in the year-earlier quarter  and $9 million in the initial 2020 quarter; and home equity loans and lines of credit secured by one-to-four family residential properties of less than $1 million in the recent quarter, $1 million in last year’s second quarter and $2 million in the first quarter of 2020.

Nonaccrual loans aggregated $1.16 billion or 1.18% of total loans and leases outstanding at June 30, 2020, compared with $1.06 billion or 1.13% at March 31, 2020 and $1.13 billion or 1.25% at January 1, 2020. The adoption of the new accounting guidance resulted in an increase in nonaccrual loans on January 1, 2020 of approximately $171 million.  Previously such loans would have been classified as either purchased impaired loans or acquired accruing loans past due 90 days or more. Loans classified as nonaccrual at June 30, 2019 and December 31, 2019 totaled $865 million and $963 million, respectively, or .96% and 1.06% of total loans outstanding.

Accruing loans past due 90 days or more were $536 million or .55% of loans and leases at June 30, 2020, compared with $530 million or .56% at March 31, 2020. Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $349 million or .39% of total loans outstanding at June 30, 2019 and $519 million or  .57% of outstanding loans at December 31, 2019.  Accruing loans past due 90 days or more included loans guaranteed by government-related entities of $454 million, $320 million, $480 million and $464 million at June 30, 2020, June 30, 2019, December 31, 2019 and March 31, 2020, respectively.  Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $428 million at June 30, 2020, $300 million a year earlier, $452 million at December 31, 2019 and $439 million at March 31, 2020.  The increase in such loans since June 30, 2019 resulted largely from loans associated with servicing the Company added in 2019. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Loans that were 30-89 days past due were $618 million at June 30, 2020, compared with $1.2 billion at December 31, 2019 and $1.4 billion at March 31, 2020.  The lower level of such past due loans at the recent quarter end was a result of loan paydowns, many of which resulted in return to current status, and migrations of loans to nonaccrual status.  COVID-19 related payment deferral modifications, which largely occurred in the second quarter of 2020, resulted in such loans being classified as current in accordance with regulatory guidance and, as a result, did not contribute in incremental additions to loans categorized as 30-89 days past due.

Prior to the adoption of the new accounting standard on January 1, 2020, the Company reported purchased impaired loans. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continued to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The amended accounting guidance requires estimated credit losses on loans acquired at a discount to now be reflected in the allowance for credit losses and effective with the adoption of the guidance, the Company’s nonaccrual loan policy now applies to such loans.  The carrying amount of purchased impaired loans was $263 million at June 30, 2019 and $228 million at December 31, 2019.

The United States has been operating under a state of emergency related to the COVID-19 pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic have resulted in a dramatic reduction in economic activity that has severely hampered the ability of some businesses and consumers to meet their repayment obligations.  The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings.  Modifications may include payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. The Company continues to work with its customers affected by COVID-19 and, as previously noted, has granted a significant amount of modifications across many of its loan portfolios.  To the extent that such modifications met the criteria previously described, such modifications have not been classified as troubled debt restructurings.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $188 million, $199 million, and $203 million at June 30, 2020, June 30, 2019 and December 31, 2019, respectively.

Commercial loans and leases classified as nonaccrual totaled $285 million, $224 million, $347 million, and $287 million at June 30, 2020, June 30, 2019, December 31, 2019, and March 31, 2020, respectively.  The decline in such loans from December 31, 2019 to March 31, 2020 predominantly resulted from payments received from borrowers. Commercial real estate loans in nonaccrual status aggregated $260 million, $242 million, $195 million and $227 million at June 30, 2020, June 30, 2019, December 31, 2019, and March 31, 2020, respectively.

Nonaccrual residential real estate loans totaled $426 million at June 30, 2020, compared with $298 million at June 30, 2019, $319 million at December 31, 2019 and $413 million at March 31, 2020. The increase at the end of the first two quarters of 2020 as compared with the prior year dates is largely reflective of the impact of the adoption of the amended accounting guidance as noted earlier. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $119 million at each of June 30, 2020 and March 31, 2020, compared with $88 million at June 30, 2019 and $83 million at December 31, 2019.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans.  Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount at the 2019 dates) aggregated $479 million at June 30, 2020, compared with $322 million at June 30, 2019, $487 million at December 31, 2019 and $474 million at March 31, 2020. A substantial portion of such amounts related to repurchased government-guaranteed loans, including the previously noted

repurchases of loans associated with servicing that the Company added in 2019. Given the COVID-19 modifications, the Company expects that repurchases of loans associated with servicing could increase in the coming months of 2020. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2020 is presented in the accompanying table.

Nonaccrual consumer loans were $187 million at June 30, 2020, compared with $101 million at June 30, 2019, $102 million at December 31, 2019 and $135 million at March 31, 2020. Included in nonaccrual consumer loans at June 30, 2020, June 30, 2019, December 31, 2019 and March 31, 2020 were: automobile loans of $43 million, $20 million, $21 million and $19 million, respectively; recreational finance loans of $24 million, $11 million, $14 million and $13 million,  respectively; and outstanding balances of home equity loans and lines of credit of $77 million, $67 million, $63 million and $63 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2020 is presented in the accompanying table.

Information about past due and nonaccrual loans as of June 30, 2020 and December 31, 2019 is also included in note 3 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	June 30, 2020			June 30, 2020
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$4,776,913	$110,673	2.32%	$(654)	(.06%)
Pennsylvania	1,060,742	15,243	1.44	(393)	(.15)
Maryland	1,227,110	14,555	1.19	4,017	1.37
New Jersey	2,861,564	78,987	2.76	(2,561)	(.35)
Other Mid-Atlantic (a)	1,105,043	12,860	1.16	(45)	(.02)
Other	2,632,946	71,710	2.72	(153)	(.02)
Total	$13,664,318	$304,028	2.22%	$211	.01%
Residential construction loans:
New York	$27,786	$706	2.54%	$—	—%
Pennsylvania	6,674	240	3.60	—	—
Maryland	9,413	—	—	—	—
New Jersey	14,938	537	3.59	19	.52
Other Mid-Atlantic (a)	22,530	1,367	6.07	—	—
Other	5,675	29	.51	—	—
Total	$87,016	$2,879	3.31%	$19	.09%
Limited documentation first mortgages:
New York	$841,038	$50,644	6.02%	$(229)	(.11%)
Pennsylvania	38,026	5,697	14.98	(21)	(.21)
Maryland	22,886	1,546	6.76	(26)	(.46)
New Jersey	685,109	37,259	5.44	(12)	(.01)
Other Mid-Atlantic (a)	19,124	1,212	6.34	(114)	(2.33)
Other	253,945	22,337	8.80	(107)	(.16)
Total	$1,860,128	$118,695	6.38%	$(509)	(.11%)
First lien home equity loans and lines of credit:
New York	$1,061,036	$17,995	1.70%	$115	.04%
Pennsylvania	643,239	9,788	1.52	88	.05
Maryland	526,867	8,315	1.58	25	.02
New Jersey	70,075	1,025	1.46	(2)	(.01)
Other Mid-Atlantic (a)	181,222	2,395	1.32	1	—
Other	33,233	1,587	4.78	(1)	(.01)
Total	$2,515,672	$41,105	1.63%	$226	.04%
Junior lien home equity loans and lines of credit:
New York	$634,113	$15,359	2.42%	$(89)	(.06%)
Pennsylvania	232,241	3,351	1.44	(189)	(.32)
Maryland	479,329	10,378	2.17	(483)	(.39)
New Jersey	94,544	1,329	1.41	27	.11
Other Mid-Atlantic (a)	217,326	4,044	1.86	173	.31
Other	40,321	1,282	3.18	211	2.08
Total	$1,697,874	$35,743	2.11%	$(350)	(.08%)
Limited documentation junior lien:
New York	$562	$55	9.79%	$(2)	(1.06%)
Pennsylvania	202	—	—	—	—
Maryland	1,064	25	2.35	—	—
New Jersey	121	—	—	—	—
Other Mid-Atlantic (a)	532	32	6.02	—	—
Other	2,795	134	4.79	(1)	(.08)
Total	$5,276	$246	4.66%	$(3)	(.16%)
(a)Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $67 million at June 30, 2020, compared with $73 million at June 30, 2019, $86 million at December 31, 2019 and $84 million at March 31, 2020.  Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended June 30, 2020, June 30, 2019 or March 31, 2019. At June 30, 2020, the Company’s holdings of residential real estate-related properties comprised approximately 88% of foreclosed assets. During the COVID-19 pandemic, government authorities have restricted the ability of mortgage servicers to initiate foreclosure procedures.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

	2020 Quarters		2019 Quarters

	Second	First	Fourth	Third	Second
	(Dollars in thousands)

Nonaccrual loans	$1,156,650	1,061,748	963,112	1,005,249	865,384
Real estate and other foreclosed assets	66,763	83,605	85,646	79,735	72,907
Total nonperforming assets	$1,223,413	1,145,353	1,048,758	1,084,984	938,291
Accruing loans past due 90 days or more(a)	$535,755	530,317	518,728	461,162	348,725
Government guaranteed loans included in totals above:
Nonaccrual loans	$51,165	50,561	50,891	43,144	36,765
Accruing loans past due 90 days or more	454,269	464,243	479,829	434,132	320,305
Renegotiated loans	$234,768	232,439	234,424	240,781	254,332
Acquired accruing loans past due 90 days or more(b)	N/A	N/A	39,632	40,733	43,079
Purchased impaired loans(c):
Outstanding customer balance	N/A	N/A	415,413	453,382	473,834
Carrying amount	N/A	N/A	227,545	253,496	263,025

Nonaccrual loans to total loans and leases, net of unearned discount	1.18%	1.13%	1.06%	1.12%	.96%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.25%	1.22%	1.15%	1.21%	1.04%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.55%	.56%	.57%	.51%	.39%

(a)Predominantly residential real estate loans. Prior to 2020, excludes loans acquired at a discount.

(b)	Prior to 2020, loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Prior to 2020, accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

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

In establishing the allowance for credit losses subsequent to December 31, 2019, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis.  For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of June 30, 2020, there existed substantial concerns about the continued economic decline related to the COVID-19 pandemic; the volatile nature of global commodity and export markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; and continued stagnant population growth in the upstate New York and central Pennsylvania regions (approximately 52% of the Company’s loans and leases are to customers in New York State and Pennsylvania). The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans.  Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and through the loss estimation modeling and other techniques used by the Company are generally considered to possess lower expected losses when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed higher expected loss amounts when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. During the second quarter of 2020, the Company re-graded a significant portion of its commercial loans and commercial real estate loans, particularly those that were modified as a result of COVID-19 impacts. Criticized commercial loans and commercial real estate loans totaled $6.2 billion at June 30, 2020, compared with $2.8 billion at June 30, 2019, $2.5 billion at December 31, 2019, and $2.4 billion at March 31, 2020. The rise in criticized loans at the recent quarter-end as compared to March 31, 2020 reflects the impact of the pandemic on borrowers’ financial condition and the re-grading of loans by the Company.  The declines from the second quarter of 2019 to the end of 2019’s final quarter and the first quarter of 2020 reflect payments received on criticized loans during 2019 and early 2020 and the removal of loans to customers experiencing improved financial condition.

The governmental responses to COVID-19 have led to a significant reduction in economic activity that has been detrimental to many businesses across the Company’s geographic regions. As a result, borrowers have been and will likely be significantly impacted by the shut-downs caused by the March 13, 2020 nationwide state of emergency resulting from the COVID-19 pandemic.  Summaries of the commercial loan and lease and commercial real estate loan portfolios as of June 30, 2020 are provided below.

	June 30, 2020
Commercial, financial, leasing , etc.	Total	COVID-19 Related Modifications	PPP
	(In millions)
Industry
Services	$5,946	$425	$2,023
Motor vehicle and recreational finance dealers	4,393	3,369	382
Manufacturing	3,869	202	689
Financial and insurance	2,498	197	104
Health services	2,234	220	756
Wholesale	2,159	101	434
Construction	2,023	78	975
Retail	1,807	318	449
Transportation, communications, utilities	1,654	243	302
Real estate investors	1,651	126	192
Other	970	23	209
Total	$29,204	$5,302	$6,515

	June 30, 2020
Commercial real estate	Total	COVID-19 Related Modifications
	(In millions)
Investor-owned
Permanent finance by property type
Retail/Service	$4,637	$1,807
Apartments/Multifamily	4,601	718
Office	4,510	776
Hotel	2,687	2,096
Health facilities	2,523	163
Industrial/Warehouse	1,503	247
Other	363	46
Total permanent	$20,824	$5,853
Total construction/development	9,233	839
Total investor-owned	$30,057	$6,692
Owner-occupied by industry
Other services	1,419	342
Retail	1,190	243
Motor vehicle and recreational finance dealers	1,161	823
Health services	898	195
Wholesale	755	182
Manufacturing	588	41
Other	1,091	164
Total owner-occupied	7,102	1,990
Total	$37,159	$8,682

Loan officers in different geographic locations with the support of the Company’s credit department personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and the regions in which they operate. The Company re-assessed its loan grades for those borrowers most impacted by COVID-19 in the second quarter of 2020 and expects that loans will continue to be re-graded in subsequent period as more information becomes available. At least annually, however, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed.  On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.  For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At June 30, 2020, approximately 60% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 60% (or approximately 23% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status.  At June 30, 2020, the balance of junior lien loans and lines that were in nonaccrual status solely as a result of first lien loan performance was $4 million, compared with $5 million at June 30, 2019 and $6 million at each of December 31, 2019 and March 31, 2020.  In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of estimating incurred losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2020, approximately 83% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately six years, and approximately 18% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis.  To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period.  The Company’s approach for estimating current expected credit losses for loans and leases at June 30, 2020, March 31, 2020 and January 1, 2020 included utilizing macro-economic assumptions to project losses over a two-year reasonable and supportable forecast period.  Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life.  Forward-looking estimates of certain macro-economic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists.  Changes in the forecasted economic assumptions from January 1, 2020 to June 30, 2020 primarily reflect the projected impact of the COVID-19 pandemic. The assumptions utilized as of June 30, 2020 reflected a longer period of economic recovery than previously assumed. Those assumptions included a decline in the unemployment rate in the third quarter of 2020 to approximately 9% from a peak of nearly 14% in the second quarter of 2020, followed by a sustained high single-digit unemployment rate through 2022. The forecast also assumed gross domestic product to contract nearly 7% in 2020 and to then recover to pre-pandemic levels by the second quarter of 2022. Commercial real estate prices were assumed to decline by 15% in the first forecast year, followed by improvement.  Residential real estate prices were not assumed to fluctuate significantly. The forecast at March 31, 2020 reflected a sharp contraction of economic activity in the second quarter of 2020 resulting in a projected unemployment rate of 9.3% and an annualized rate of decrease in gross domestic product as low as 26.1% with a decrease of 2.9% during 2020. Additionally, commercial real estate prices were anticipated to decline by an average of 15.6% in the first forecast year, followed by improvement of 9.8% in year 2. The forecast utilized as of March 31 contemplated a significant economic recovery beginning in the third quarter of 2020.  The assumptions utilized as of January 1, 2020 at the time of adoption of the expected credit loss accounting standard were significantly less severe. Those assumptions anticipated unemployment rates that averaged under 4% and steady growth in gross domestic product of 3.3% over the eight quarter forecast period. Forecasted changes in real estate prices as of that date were not significant.  The assumptions utilized were based on information available to the Company at or near June 30, 2020, March 31, 2020 and January 1, 2020 at the time it was preparing its estimate of expected credit losses as of those dates.

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that influence its loss estimation process.  Geopolitical conditions assessed at June 30, 2020 and March 31, 2020 included the potential impact of COVID-19 on economic activity that could influence the ability of customers to repay loan amounts in accordance with their contractual obligations.  With respect to economic forecasts the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period and of more negative or positive outcomes on its allowance for credit losses. Economic forecasts have changed rapidly in the recent past due to the uncertain impacts of COVID-19.  Generally, an increase in unemployment rate or a decrease in any of the rate of positive change in gross domestic product, commercial real estate prices or home prices would have an adverse impact on expected credit losses and would likely result in an increase to the allowance for credit losses.

Further information about the Company’s methodology to estimate expected credit losses is included in note 3 of Notes to Financial Statements.

Management believes that the allowance for credit losses at June 30, 2020 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.64 billion at June 30, 2020 and $1.38 billion at March 31, 2020, compared with $1.18 billion on January 1, 2020 when the new accounting pronouncement became effective.  The increases in the allowance for credit losses during the first and second quarters of 2020 were primarily the result of deteriorating forecasted economic conditions as a result of the COVID-19 pandemic.  The allowance for credit losses totaled $1.03 billion at June 30, 2019, and $1.05 billion at December 31, 2019. As a percentage of loans and leases outstanding, the allowance was 1.68% at June 30, 2020, compared with 1.47% at March 31, 2020, 1.30% at January 1, 2020, 1.15% as of June 30, 2019 and 1.16% at December 31, 2019. Excluding the impact of government-guaranteed PPP loans originated by the Company in the second quarter of 2020, the allowance as a percentage of total loans and leases at June 30, 2020 was 1.79%. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors previously referred to.  Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $487 million in the second quarter of 2020, compared with $512 million in the year-earlier quarter and $529 million in the first quarter of 2020. The lower level of such income in the most recent quarter as compared with the prior periods reflects declines in service charges on deposit accounts, trading account and foreign exchange gains, merchant discount and credit card fees, and loan syndication fees, partially offset by higher residential mortgage banking revenues and trust income. During the first quarter of 2020, $23 million of income was received from Bayview Lending Group LLC, offsetting the impact of $21 million of unrealized losses on investment securities on total other income during that quarter.

Mortgage banking revenues were $145 million in the recent quarter, compared with $107 million in the second quarter of 2019 and $128 million in the initial 2020 quarter.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities.  The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $111 million in the second quarter of 2020, compared with $72 million in the similar quarter of 2019 and $98 million in the first 2020 quarter. As compared with the second quarter of 2019 and the immediately preceeding quarter, the higher residential mortgage banking revenues in the recent quarter resulted from increased gains associated with loans held for sale and related commitments, reflecting higher origination volumes and improved margins.

New commitments to originate residential real estate loans to be sold were approximately $1.1 billion in the second quarter of 2020, compared with $723 million in the year-earlier quarter and $919 million in the initial 2020 quarter. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $52 million in the second quarter of 2020, $13 million in the corresponding period of 2019 and $31 million in 2020’s first quarter.

Loans held for sale that were secured by residential real estate aggregated $440 million at June 30, 2020, $294 million at June 30, 2019 and $414 million at December 31, 2019.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $986 million and $1.03 billion, respectively, at June 30, 2020, compared with $626 million and $473 million, respectively, at June 30, 2019 and $713 million and $423 million, respectively, at December 31, 2019.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $43 million and $9 million at June 30, 2020 and June 30, 2019, respectively, compared with $12 million at December 31, 2019. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net increases in revenues of $26 million in the recent quarter, $2 million in the second quarter of 2019 and $5 million in the first quarter of 2020.

Revenues from servicing residential real estate loans for others were $59 million during each of the quarters ended June 30, 2020 and 2019, compared with $67 million during the three months ended March 31, 2020. Residential real estate loans serviced for others totaled $95.1 billion at June 30, 2020, $102.9 billion at June 30, 2019, $95.1 billion at December 31, 2019 and $93.5 billion at March 31, 2020. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $64.7 billion, $68.7 billion, $62.8 billion and $61.9 billion at June 30, 2020, June 30, 2019, December 31, 2019 and March 31, 2020, respectively. Revenues earned for sub-servicing loans totaled $34 million during the recent quarter, compared with $29 million in the second quarter of 2019 and $37 million in the first quarter of 2020. During the first and second quarters of 2020, the Company added approximately $2.0 billion and $6.9 billion, respectively, to its residential mortgage loan sub-servicing portfolio. The Company added approximately $16.6 billion to its residential mortgage loan sub-servicing portfolio during the second quarter of 2019 and another $1.0 billion was added during the fourth quarter of 2019. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 14 of Notes to Financial Statements.

Capitalized residential mortgage servicing assets totaled $211 million at June 30, 2020 (net of a $27 million valuation allowance), $245 million at June 30, 2019 (net of a $9 million valuation allowance), $237 million at December 31, 2019 (net of a $7 million valuation allowance) and $224 million at March 31, 2020 (net of a $17 million valuation allowance).  A provision for impairment of capitalized residential mortgage servicing rights of $10 million was recorded in each of the first and second quarters of 2020, and a similar charge of $9 million was recorded during the second quarter of 2019. Those provisions resulted from changes in the estimated fair value of capitalized mortgage servicing rights that reflected the impact of lower interest rates on the expected rate of residential mortgage loan prepayments.

Commercial mortgage banking revenues totaled $34 million in the recent quarter, compared with $35 million and $30 million in the second quarter of 2019 and first quarter of 2020, respectively.  Included in such amounts were revenues from loan origination and sales activities of $19 million in the second quarter of 2020, $21 million in the year-earlier quarter and $14 million in the first quarter of 2020. Commercial real estate loans originated for sale to other investors were approximately $729 million in the recent quarter, compared with $1.1 billion in the second quarter of 2019 and $611 million in the first quarter of 2020. Loan servicing revenues totaled $15 million and $16 million in the second and first quarters of 2020, respectively, compared with $14 million in the second 2019 quarter. Capitalized commercial mortgage servicing assets were $128 million and $117 million at June 30, 2020 and 2019, respectively, and $131 million at December 31, 2019. Commercial real estate loans serviced for other investors totaled $21.4 billion at June 30, 2020, $19.6 billion at June 30, 2019 and $21.0 billion at December 31, 2019. Those servicing amounts included $3.9 billion at each of June 30, 2020 and December 31, 2019 and $3.6 billion at June 30, 2019, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $492 million and $237 million, respectively, at June 30, 2020, $751 million and $247 million, respectively, at June 30, 2019 and $193 million and $164 million, respectively, at December 31, 2019. Commercial real estate loans held for sale at June 30, 2020, June 30, 2019 and December 31, 2019 were $255 million, $504 million and $28 million, respectively.

Service charges on deposit accounts were $77 million and $108 million in the second quarters of 2020 and 2019, respectively, and $106 million in the first quarter of 2020.  The decrease in such service charges in the recent quarter as compared with the preceding quarters resulted from lower consumer service charges, predominantly resulting from COVID-19 related fee waivers and lower debit card and other customer transaction activity, and decreased commercial service charges, largely due to higher customer deposit levels that can be used by those customers to offset transaction-related fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business helps high net worth clients grow their wealth, protect it, and transfer it to their heirs.  A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income aggregated $152 million in the second quarter of 2020, compared with $144 million in the year-earlier quarter and $149 million in the first quarter of 2020.  Revenues associated with the ICS business were approximately $85 million during each of the two most recent quarters, compared with $77 million during the quarter ended June 30, 2019. The higher revenues in the most recent quarter as compared with the year-earlier quarter reflect the impact of higher sales activities and increased retirement services income resulting from growth in collective fund balances. Revenues attributable to WAS totaled approximately $60 million during each of the three-month periods ended June 30, 2020 and 2019 and $56 million for the three-month period ended March 31, 2020.  The higher revenues in the recent quarter as compared with the first quarter of 2020 reflected annual tax service fees earned for assisting customers with their tax filings.  Trust assets under management were $114.4 billion, $97.6 billion, $103.6 billion and $113.0 billion at June 30, 2020, June 30, 2019, March 31, 2020 and December 31, 2019, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $12.6 billion, $11.8 billion, $12.8 billion and $12.5 billion at June 30, 2020, June 30, 2019, March 31, 2020 and December 31, 2019, respectively.  Additional trust income from investment management activities was $7 million in each of the second quarters of 2020 and 2019, compared with $8 million in the initial 2020 quarter and is predominantly comprised of fees earned from retail customer investment accounts.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $10 million in the recent quarter, compared with $12 million in the second quarter of 2019 and $13 million in the first quarter of 2020.  Trading account and foreign exchange activity resulted in gains of $8 million, $18 million and $21 million during the quarters ended June 30, 2020, June 30, 2019 and March 31, 2020, respectively.  The lower gains in the recent quarter as compared with the prior quarters were predominantly due to decreased activity related to interest rate swap agreements executed on behalf of commercial customers.  The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 9 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net gains on investment securities of $7 million in the recent quarter and $9 million in the second quarter of 2019, compared with net losses of $21 million in the first quarter of 2020. The gains and losses represented unrealized gains and losses on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations were $87 million in the second quarter of 2020, compared with $113 million in the corresponding 2019 period and $133 million in the initial quarter of 2020. Contributing to the decline in such revenues in the recent quarter as compared with the prior quarters were the impact of reduced customer activity on merchant discount and credit card fees and loan syndication fees. Additionally, during the first 2020 quarter, M&T received $23 million of income from BLG. There was no similar income in the second quarters of 2020 or 2019. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $25 million in the recent quarter, compared with $29 million in the year-earlier quarter and $32 million in the first quarter of 2020.  Revenues from merchant discount and credit card fees were $23 million in the second quarter of 2020, compared with $31 million in the year-earlier quarter and $30 million in the initial 2020 quarter. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $13 million in the recent quarter, compared with $14 million in the second quarter of 2019 and $12 million in the first quarter of 2020. Insurance-related sales commissions and other revenues totaled $10 million in the quarter ended June 30, 2020, compared with $12 million and $15 million in 2019’s second quarter and 2020’s first quarter, respectively. M&T’s investment in BLG resulted in income in the first quarter of 2020 of $23 million. As previously noted, there was no such income in the second quarters of 2020 or 2019.

Other income totaled $1.02 billion during the first six months of 2020, up $4 million as compared with $1.01 billion in the year-earlier period.  Higher mortgage banking revenues and trust income in 2020 were largely offset by decreases in service charges on deposit accounts, income from BLG and merchant discount and credit card fees, and unrealized losses on investment securities.

Mortgage banking revenues totaled $273 million during the first six months of 2020, compared with $203 million during the similar period in 2019. Residential mortgage banking revenues aggregated $210 million and $138 million during the six-month periods ended June 30, 2020 and 2019, respectively. New commitments to originate residential real estate loans to be sold aggregated $2.1 billion and $1.1 billion in the initial six months of 2020 and 2019, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $84 million and $23 million in the six-month periods ended June 30, 2020 and 2019, respectively. Revenues from servicing residential real estate loans for others were $126 million in the first half of 2020 and $115 million in the corresponding 2019 period. Included in servicing revenues were sub-servicing revenues aggregating $71 million and $57 million in the first six months of 2020 and 2019, respectively. For the six months ended June 30, commercial mortgage banking revenues were $63 million and $65 million in 2020 and 2019, respectively. Commercial real estate loans originated for sale to other investors totaled $1.3 billion and $1.8 billion during the six-month periods ended June 30, 2020 and 2019, respectively.

Service charges on deposit accounts aggregated $184 million during the first half of 2020, compared with $211 million in the year-earlier period. That decline was predominantly due to lower consumer service charges resulting from the impact of the pandemic, reflecting waived fees and lower debit card and other customer transaction activity. Trust income totaled $301 million and $277 million during the first six months of 2020 and 2019, respectively. The increase in trust income in 2020 as compared with 2019 was largely due to higher revenues from the ICS business, reflecting both sales activities and higher retirement services income from growth in collective fund balances. Brokerage services income totaled $24 million in the first half of 2020, compared with $25 million in the six-month period ended June 30, 2019. Trading account and foreign exchange activity resulted in gains of $29 million during each of the first six months of 2020 and 2019.

Net unrealized losses on investment securities totaling $14 million were recognized during the first six months of 2020, compared with net unrealized gains of $21 million in the corresponding 2019 period.

Other revenues from operations totaled $220 million in the first half of 2020, compared with $247 million in the year-earlier period. Other revenues from operations include the following significant components. Letter of credit and other credit-related fees aggregated $56 million and $53 million in 2020 and 2019, respectively. Income from bank owned life insurance totaled $25 million in the first six months of 2020, compared with $26 million in the corresponding 2019 period. Merchant discount and credit card fees were $52 million and $58 million in the first six months of 2020 and 2019, respectively. Insurance-related commissions and other revenues aggregated $25 million and $26 million in 2020 and 2019, respectively. M&T’s investment in BLG resulted in income of $23 million in the first six months of 2020 and $37 million in the similar 2019 period.

Other Expense

Other expense totaled $807 million in the second quarter of 2020, compared with $873 million in the year-earlier quarter and $906 million in the first quarter of 2020. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $4 million in each of the two most recent quarters and $5 million in the second quarter of 2019. Exclusive of those nonoperating expenses, noninterest operating expenses were $803 million in the recent quarter, compared with $868 million in the second quarter of 2019 and $903 million in the initial 2020 quarter. The lower level of expenses in the recent quarter as compared with the second quarter of 2019 was largely attributable to a $48 million charge recorded in the 2019 period to reduce the carrying value of an investment in an asset manager that had been accounted for using the equity method of accounting to its estimated realizable value. The sale of that investment was completed in September 2019. Also contributing to the decreased expenses were lower costs for professional services, advertising and marketing, and travel and entertainment. The last two categories reflect reduced business activities during the COVID-19 pandemic. The recent quarter’s decline in noninterest operating expenses as compared with the first quarter of 2020 was largely attributable to lower salaries and employee benefits expenses, reflecting seasonally higher stock-based compensation and employee benefits expenses in the initial 2020 quarter and reduced incentive compensation in 2020’s second quarter resulting from the pandemic-related slowdown in business activity, and decreases in advertising and marketing,  and travel and entertainment costs. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Other expense for the first half of 2020 totaled $1.71 billion, compared with $1.77 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $8 million and $10 million in the six-month periods ended June 30, 2020 and 2019, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses for the first half of 2020 were $1.71 billion, compared with $1.76 billion in the first six months of 2019. The decline in noninterest operating expenses was largely attributable to the $48 million charge associated with the asset manager investment in 2019 and lower costs for legal-related and professional and outside services, partially offset by higher salaries and employee benefits expenses in the 2020 period.

Salaries and employee benefits expense totaled $459 million in the second quarter of 2020, compared with $456 million in the year-earlier quarter and $537 million in the first quarter of 2020. In comparing the second quarter of 2020 with that of 2019, higher expenses for salaries resulting from merit and other increases were offset by reduced incentive compensation costs. The decrease in salaries and employee benefits expense in the recent quarter as compared with the first quarter of 2020 was attributable to seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments in the first quarter of 2020, and decreased incentive compensation costs in the recent quarter. During the first six months of 2020 and 2019, salaries and employee benefits expense aggregated $996 million and $955 million, respectively. The higher expense level in 2020 largely reflects the impact of merit and other increases for employees and increased employee benefit costs, partially offset by lower incentive compensation costs. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarter of 2020 included $31 million that would have been recognized over the normal vesting period if not for the accelerated recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $13 million and $12 million in the three-month periods ended June 30, 2020 and June 30, 2019, respectively, $43 million in the three-month period ended March 31, 2020, and $56 million and $53 million during the six-month periods ended June 30, 2020 and 2019, respectively. The number of full-time equivalent employees was 17,098 at June 30, 2020, compared with 17,516 and 17,416 at June 30, 2019 and March 31, 2020, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $344 million and $412 million in the quarters ended June 30, 2020 and June 30, 2019, respectively, and $366 million in the initial quarter of 2020. On that same basis, such expenses were $710 million and $802 million in the six-month periods ended June 30, 2020 and 2019, respectively. The decline in nonpersonnel expenses in the recent quarter as compared with the second quarter of 2019 reflects lower costs for professional services and advertising and marketing, and the $48 million charge related to the asset manager investment in the second quarter of 2019. The lower level of nonpersonnel operating expenses in the recent quarter as compared with the first 2020 quarter was predominantly attributable to decreased costs for advertising and marketing and travel and entertainment.  The decline in nonpersonnel operating expenses in the first six months of 2020 as compared with the similar 2019 period reflected the 2019 asset manager investment charge of $48 million and reduced costs for legal-related and professional services, advertising and marketing, and travel and entertainment.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 55.7% during the recent quarter, compared with 56.0% and 58.9% in the second quarter of 2019 and first quarter of 2020, respectively. The efficiency ratios for the six-month periods ended June 30, 2020 and 2019 were 57.4% and 56.8%, respectively. The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $71 million in the second quarter of 2020, compared with $152 million in the year-earlier quarter and $81 million in the initial 2020 quarter.  For the six-month periods ended June 30, 2020 and 2019, the provisions for income taxes were $152 million and $304 million, respectively. The effective tax rates were 22.8%, 24.3% and 23.1% for the quarters ended June 30, 2020, June 30, 2019 and March 31, 2020, respectively, and 23.0% and 24.1% for the six-month periods ended June 30, 2020 and 2019, respectively.

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

Capital

Shareholders’ equity was $15.9 billion at June 30, 2020, representing 11.43% of total assets, compared with $15.7 billion or 12.91% a year earlier and $15.7 billion or 13.11% at December 31, 2019.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.25 billion at each of June 30, 2020 and December 31, 2019, compared with $1.23 billion at June 30, 2019.

Common shareholders’ equity was $14.7 billion, or $114.54 per share, at June 30, 2020, compared with $14.5 billion, or $107.73 per share, a year earlier and $14.5 billion, or $110.78 per share, at December 31, 2019.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $78.62 at the end of the recent quarter, compared with $73.29 at June 30, 2019 and $75.44 at December 31, 2019.  The Company’s ratio of tangible common equity to tangible assets was 7.48% at June 30, 2020, compared with 8.41% a year earlier and 8.55% at December 31, 2019.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $170 million, or $1.32 per common share, at June 30, 2020, $7 million, or $.05 per common share, at June 30, 2019 and $37 million, or $.29 per common share, at December 31, 2019.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.

Information about unrealized gains and losses as of June 30, 2020 and December 31, 2019 is included in note 2 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at June 30, 2020 were pre-tax effect unrealized gains of $253 million on securities with an amortized cost of $5.4 billion and pre-tax effect unrealized losses of $16 million on securities with an amortized cost of $176 million.  Information concerning the Company’s fair valuations of investment securities is provided in notes 2 and 11 of Notes to Financial Statements.

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

As of June 30, 2020, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of June 30, 2020, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectible.

On January 1, 2020 the Company adopted amended accounting guidance that requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2020, March 31, 2020 and June 30, 2020 as the substantial majority of such investment securities were obligations backed by the U.S. government or its agencies.  The Company assessed the potential for expected credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at June 30, 2020 and December 31, 2019, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $86 million and $93 million, respectively, and a fair value of $76 million and $87 million, respectively.  At June 30, 2020, 82% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 17% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008 and had a weighted-average credit enhancement of 9% at June 30, 2020, calculated by dividing the remaining unpaid principal balance of bonds subordinate to the bonds owned by the Company plus any overcollateralization remaining in the securitization structure by the remaining unpaid principal balance of all bonds in the securitization structure. The weighted-average default percentage and loss severity assumptions utilized in the Company’s internal modeling were 34% and 69% respectively. Given the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual senior and subordinate tranche bond, the Company has concluded that as of June 30, 2020, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $324 million, or $2.53 per common share, at June 30, 2020, $255 million, or $1.90 per common share, at June 30, 2019 and $342 million, or $2.62 per common share, at December 31, 2019.

Pursuant to previously approved capital plans and authorizations by M&T’s Board of Directors, M&T repurchased 2,577,000 shares of its common stock for $374 million in the first quarter of 2020.  There were no repurchases of common stock during the quarter-ended June 30, 2020. In light of the COVID-19 pandemic impact on overall economic conditions and consistent with regulatory guidance, M&T has ceased repurchasing its common stock for the time being and does not anticipate repurchasing any shares during the third quarter of 2020.  M&T repurchased 2,450,000 shares of its common stock for $402 million in the second quarter of 2019 and 4,600,000 shares for $768 million during the first half of 2019.

Cash dividends declared on M&T’s common stock totaled $142 million in the recent quarter, compared with $135 million and $143 million during the quarters ended June 30, 2019 and March 31, 2020, respectively.  During the fourth quarter of 2019, M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $1.10 per common share from the previous rate of $1.00 per common share. Cash dividends declared on preferred stock aggregated $17 million in each of the first two quarters of 2020, compared with $18 million in the second quarter of 2019.

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

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of June 30, 2020 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2020

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	9.50%	10.32%	49.49%
Tier 1 capital	10.69%	10.32%	49.49%
Total capital	12.98%	12.13%	49.66%
Tier 1 leverage	8.56%	8.27%	11.58%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2019.

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

The Business Banking segment earned net income of $38 million in the second quarter of 2020, compared with $42 million in the second quarter of 2019 and $33 million in the first quarter of 2020. As compared with the year-earlier quarter, the 11% recent quarter decline reflected a $4 million decrease in service charges on deposit accounts, a $3 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment, and higher personnel-related costs of $2 million, partially offset by a $4 million increase in net interest income. The improvement in net interest income reflected higher average outstanding deposit and loan balances of $3.4 billion and $2.7 billion, respectively, partially offset by a narrowing of the net interest margin on deposits and loans of 76 and 54 basis points, respectively. The increase in average loan balances reflects PPP loans originated in 2020’s second quarter.  The recent quarter’s 14% increase in net income as compared with the first quarter of 2020 was largely due to an $8 million increase in net interest income and a $4 million decrease in the provision for credit losses (due to lower net charge-offs), partially offset by declines of $4 million in service charges on deposit accounts and $2 million in merchant and credit card fee income, each reflecting the impact of the COVID-19 pandemic that has resulted in waived fees and reduced transaction activity. The improvement in net interest income reflected higher average outstanding deposit and loan balances of $3.2 billion and $2.5 billion, respectively, partially offset by a narrowing of the net interest margin on deposits and loans of 42 and 68 basis points, respectively. Net income recorded by the Business Banking segment totaled $70 million in the first six months of 2020, compared with $86 million in the year-earlier period. That 18% year-over-year decrease was predominantly driven by a $9 million increase in the provision for credit losses, due to higher net charge-offs, higher personnel-related costs of $5 million and a $3 million decline in service charges on deposit accounts.

The Commercial Banking segment recorded net income of $111 million during the quarter ended June 30, 2020, down from $124 million in the year-earlier quarter and $144 million in the first quarter of 2020. The 10% decrease as compared with the second quarter of 2019 reflected an increase of $27 million in the provision for credit losses, due to higher net charge-offs, a $9 million write-down of equipment under operating leases and lower merchant discount and credit card fees and advisory fees of $4 million and $3 million, respectively. Those unfavorable factors were offset, in part, by higher net interest income of $23 million, reflecting increased average outstanding deposit and loan balances of $7.2 billion and $3.9 billion, respectively, partially offset by a narrowing of the net interest margin on deposits and loans of 65 and 14 basis points, respectively. The increased loan balances largely reflect PPP loans funded during the recent quarter,  The decrease in the recent quarter’s net income as compared with the immediately preceding quarter resulted from a $40 million increase in the provision for credit losses, due to higher net charge-offs, a $9 million write-down of operating lease equipment, a $7 million decrease in letter of credit and credit-related fees, predominantly due to lower loan syndication fees, and a $5 million decline in merchant discount and credit card fees. Partially offsetting those declines were higher net interest income of $16 million, reflecting a $5.9 billion increase in average outstanding deposit balances partially offset by a 38 basis point narrowing of the net interest margin on deposits, and a $6 million reduction in salaries and employee benefits expense. Net income earned by the Commercial Banking segment totaled

$255 million for the first half of 2020, little changed from $256 million earned in the similar 2019 period. A higher provision for credit losses of $35 million, due to higher net charge-offs, was offset by a $30 million increase in net interest income, predominantly due to  increases in average outstanding deposit and loan balances of $4.1 billion and $2.6 billion, respectively, partially offset by a 29 basis point narrowing of the net interest margin on deposits, and a $7 million rise in letter of credit and credit-related fees, largely due to higher loan syndication fees.

The Commercial Real Estate segment recorded net income of $107 million in the second quarter of 2020, compared with $122 million in the year-earlier period and $117 million in the initial 2020 quarter. Contributing to the 12% decline in the recent quarter’s net income as compared with the year-earlier quarter was a $21 million increase in the provision for credit losses, largely due to higher net charge-offs, partially offset by a $7 million increase in net interest income, chiefly due to a $1.8 billion increase in average outstanding loan balances, partially offset by a 64 basis point narrowing of the net interest margin on deposits. The recent quarter decline in net income as compared with the initial 2020 quarter reflects a $20 million increase in the provision for credit losses and a $7 million decline in trading account and foreign exchange gains (reflecting reduced customer interest rate swap agreement activity). Partially offsetting those unfavorable factors were a $9 million increase in net interest income, predominantly due to a $974 million increase in average outstanding loan balances, a $4 million increase in mortgage banking revenues, and a $3 million decline in salaries and employee benefits. Net income for the Commercial Real Estate segment totaled $224 million and $239 million during the six-month periods ended June 30, 2020 and 2019, respectively. A $22 million increase in the provision for credit losses, mainly due to higher net charge-offs, was offset, in part, by higher trading account and foreign exchange gains of $5 million resulting from increased activity associated with interest rate swap agreements executed on behalf of commercial customers and a $3 million increase in net interest income, due primarily to an increase in average outstanding loan balances of $1.4 billion, partially offset by a 27 basis point narrowing of the net interest margin on deposits.

The Discretionary Portfolio segment contributed net income of $96 million during the three-month period ended June 30, 2020, up from $38 million in the year-earlier period and $26 million in the first quarter of 2020. The recent quarter improvement as compared with the second quarter of 2019 was largely driven by a $86 million increase in net interest income. This favorable factor was partially offset by a $3 million decrease in trading account and foreign exchange gains and a $2 million decline in valuation gains associated with marketable equity securities. The improvement in the recent quarter’s net income as compared with the first quarter of 2020 was primarily due to a $60 million increase in net interest income  and higher valuations of marketable equity securities of $27 million. Year-to-date net income for this segment totaled $121 million in 2020 and $77 million in 2019. Contributing to the year-over-year improvement was a $105 million increase in net interest income, partially offset by valuation losses associated with marketable equity securities (compared with gains in the 2019 period) representing a change of $35 million. The increases in net interest income reflect additional income from interest rate swap agreements utilized as part of the Company’s management of interest rate risk.

Net income from the Residential Mortgage Banking segment was $37 million during the quarter ended June 30, 2020, up from $8 million in the year-earlier quarter and $25 million in the first quarter of 2020. The increase in the recent quarter as compared with the second 2019 quarter was driven by higher revenues associated with mortgage origination and sales activities (including intersegment revenues) of $43 million, partially offset by higher personnel-related costs of $4 million. The increase in the recent quarter’s net income as compared with the immediately preceding quarter was due to higher revenues from mortgage origination and sales activities of $20 million, partially offset by a decrease of $8 million in servicing revenues (including intersegment revenues). The Residential Mortgage Banking segment had net income of $62 million in the first six months of 2020, up from $21 million in the corresponding 2019 period. That improvement reflected higher revenues from mortgage origination and sales activities (including intersegment revenues) of $70 million from the year-earlier period resulting from increased loan commitment volumes and improved margins, as well as a $9 million increase in servicing revenues (including intersegment revenues).  Those favorable factors were offset, in part, by higher additions to the valuation allowance for capitalized mortgage servicing rights of $11 million and increased salaries and employee benefits expense of $8 million.

Net income earned by the Retail Banking segment totaled $86 million in the second quarter of 2020, down from $140 million in the year-earlier quarter and $110 million in the initial 2020 quarter. The decline in the recently completed quarter as compared with the second quarter of 2019 was primarily driven by a $50 million decrease in net interest income, predominately due to the impact of a narrowing of the net interest margin on deposits of 71 basis points, partially offset by higher average outstanding deposit and loan balances of $2.0 billion and $1.3 billion, respectively. Also contributing to the lower net income was a $25 million decrease in service charges on deposit accounts, reflective of fee waivers and lower customer transaction activity as a result of the COVID-19 pandemic. The 22% decrease in net income in the second quarter of 2020 as compared with the initial 2020 quarter reflected a $24 million decline in net interest income, mainly driven by a 35 basis point narrowing of the net interest margin on deposits, and a $22 million decrease in service charges on deposit accounts offset, in part, by a lower provision for credit losses of $9 million, mainly due to lower net charge-offs, and  decreased centrally-allocated expenses associated with data processing, risk management and other support services provided to the Retail Banking segment of $4 million. Net income recorded by the Retail Banking segment totaled $197 million in the first half of 2020 and $286 million in the similar period of 2019. Factors contributing to that 31% year-over-year decline were lower net interest income of $75 million, reflecting a narrowing of the net interest margin on deposits of 29 basis points partially offset by a $1.5 billion increase in average outstanding loan balances, a $24 million decline in service charges on deposit accounts, and higher personnel-related costs of $12 million.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributed income from BLG, merger-related expenses resulting from acquisitions (when incurred) and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in  net losses totaling $234 million, $302,000, and $186 million for the quarters ended June 30, 2020 and 2019 and the first quarter of 2020, respectively. As compared with the year-earlier quarter, the higher recent quarter net loss reflected an increase to the provision for credit losses of $226 million and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. Those unfavorable factors were partially offset by a $73 million decrease in professional services expenses, an $8 million increase in trust income and a $7 million decline in advertising and marketing expenses. The decline in the recent quarter as compared with the first quarter of 2020 was primarily due to an increase to the provision for credit losses of $32 million, $23 million of income from BLG received in the first quarter of 2020, and the unfavorable impact from the Company's allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company's reportable segments. Those unfavorable factors were partially offset by decreases in salaries and employee benefits expenses of $75 million and in advertising and marketing expenses of $10 million. The “All Other” category had a net loss of $420 million for the six months ended June 30, 2020, compared with net loss of $8 million in the corresponding period of 2019. The unfavorable performance in 2020 as compared with 2019 was predominantly driven by: an increase in the provision for credit losses of $430 million, increased salaries and benefits of $19 million, a $13 million increase in outside data processing and software expense, and the unfavorable impact from the Company's allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company's reportable segments. Partially offsetting those unfavorable factors were: a $48 million charge in 2019 associated with the reduction of the carrying value of an investment in an asset manager, lower professional services costs of $39 million and higher trust income of $23 million.

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2020 Quarters		2019 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,036,476	1,125,482	1,191,295	1,235,048	1,243,838	1,232,276
Interest expense	75,105	143,614	177,070	199,579	196,432	176,249
Net interest income	961,371	981,868	1,014,225	1,035,469	1,047,406	1,056,027
Less: provision for credit losses	325,000	250,000	54,000	45,000	55,000	22,000
Other income	487,273	529,360	521,040	527,779	512,095	500,765
Less: other expense	807,042	906,416	823,683	877,619	873,032	894,348
Income before income taxes	316,602	354,812	657,582	640,629	631,469	640,444
Applicable income taxes	71,314	80,927	159,124	154,969	152,284	151,735
Taxable-equivalent adjustment	4,234	5,063	5,392	5,579	5,925	5,967
Net income	$241,054	268,822	493,066	480,081	473,260	482,742
Net income available to common shareholders-diluted	$223,099	250,701	473,372	461,410	452,633	462,086
Per common share data
Basic earnings	$1.74	1.93	3.60	3.47	3.34	3.35
Diluted earnings	1.74	1.93	3.60	3.47	3.34	3.35
Cash dividends	$1.10	1.10	1.10	1.00	1.00	1.00
Average common shares outstanding
Basic	128,275	129,696	131,512	132,965	135,433	137,889
Diluted	128,333	129,755	131,549	132,999	135,464	137,920
Performance ratios, annualized
Return on
Average assets	.71%	.90%	1.60%	1.58%	1.60%	1.68%
Average common shareholders’ equity	6.13%	7.00%	12.95%	12.73%	12.68%	13.14%
Net interest margin on average earning assets (taxable-equivalent basis)	3.13%	3.65%	3.64%	3.78%	3.91%	4.04%
Nonaccrual loans to total loans and leases, net of unearned discount	1.18%	1.13%	1.06%	1.12%	.96%	.99%
Net operating (tangible) results (a)
Net operating income (in thousands)	$243,958	271,705	496,237	483,830	477,001	486,440
Diluted net operating income per common share	$1.76	1.95	3.62	3.50	3.37	3.38
Annualized return on
Average tangible assets	.74%	.94%	1.67%	1.66%	1.68%	1.76%
Average tangible common shareholders’ equity	9.04%	10.39%	19.08%	18.85%	18.83%	19.56%
Efficiency ratio (b)	55.71%	58.91%	53.15%	55.95%	55.98%	57.56%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$136,446	120,585	122,554	120,388	118,487	116,839
Total tangible assets (c)	131,836	115,972	117,938	115,769	113,864	112,213
Earning assets	123,492	108,226	110,581	108,643	107,511	106,096
Investment securities	8,500	9,102	10,044	11,075	12,170	12,949
Loans and leases, net of unearned discount	97,797	91,706	90,244	90,078	89,150	88,477
Deposits	111,795	96,166	96,903	94,095	91,371	89,733
Common shareholders’ equity (c)	14,703	14,470	14,582	14,464	14,398	14,337
Tangible common shareholders’ equity (c)	10,093	9,857	9,966	9,845	9,775	9,711
At end of quarter
Total assets (c)	$139,537	124,578	119,873	125,501	121,555	120,025
Total tangible assets (c)	134,928	119,966	115,258	120,883	116,934	115,400
Earning assets	127,149	112,046	107,673	113,067	110,323	108,849
Investment securities	8,454	8,957	9,497	10,678	11,580	12,537
Loans and leases, net of unearned discount	97,758	94,142	90,923	89,823	89,878	88,640
Deposits	114,968	100,183	94,770	95,114	91,681	90,470
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,695	14,566	14,467	14,530	14,457	14,353
Tangible common shareholders’ equity (c)	10,086	9,954	9,852	9,912	9,836	9,728
Equity per common share	114.54	113.54	110.78	109.84	107.73	105.04
Tangible equity per common share	78.62	77.60	75.44	74.93	73.29	71.19
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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2020		2019 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$241,054	268,822	493,066	480,081	473,260	482,742
Amortization of core deposit and other intangible assets (a)	2,904	2,883	3,171	3,749	3,741	3,698
Net operating income	$243,958	271,705	496,237	483,830	477,001	486,440
Earnings per common share
Diluted earnings per common share	$1.74	1.93	3.60	3.47	3.34	3.35
Amortization of core deposit and other intangible assets (a)	.02	.02	.02	.03	.03	.03
Diluted net operating earnings per common share	$1.76	1.95	3.62	3.50	3.37	3.38
Other expense
Other expense	$807,042	906,416	823,683	877,619	873,032	894,348
Amortization of core deposit and other intangible assets	(3,913)	(3,913)	(4,305)	(5,088)	(5,077)	(5,020)
Noninterest operating expense	$803,129	902,503	819,378	872,531	867,955	889,328
Efficiency ratio
Noninterest operating expense (numerator)	$803,129	902,503	819,378	872,531	867,955	889,328
Taxable-equivalent net interest income	$961,371	981,868	1,014,225	1,035,469	1,047,406	1,056,027
Other income	487,273	529,360	521,040	527,779	512,095	500,765
Less: Gain (loss) on bank investment securities	6,969	(20,782)	(6,452)	3,737	8,911	11,841
Denominator	$1,441,675	1,532,010	1,541,717	1,559,511	1,550,590	1,544,951
Efficiency ratio	55.71%	58.91%	53.15%	55.95%	55.98%	57.56%
Balance sheet data (in millions)
Average assets
Average assets	$136,446	120,585	122,554	120,388	118,487	116,839
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(23)	(27)	(31)	(36)	(41)	(45)
Deferred taxes	6	7	8	10	11	12
Average tangible assets	$131,836	115,972	117,938	115,769	113,864	112,213
Average common equity
Average total equity	$15,953	15,720	15,832	15,837	15,630	15,569
Preferred stock	(1,250)	(1,250)	(1,250)	(1,373)	(1,232)	(1,232)
Average common equity	14,703	14,470	14,582	14,464	14,398	14,337
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(23)	(27)	(31)	(36)	(41)	(45)
Deferred taxes	6	7	8	10	11	12
Average tangible common equity	$10,093	9,857	9,966	9,845	9,775	9,711
At end of quarter
Total assets
Total assets	$139,537	124,578	119,873	125,501	121,555	120,025
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(21)	(25)	(29)	(33)	(38)	(44)
Deferred taxes	5	6	7	8	10	12
Total tangible assets	$134,928	119,966	115,258	120,883	116,934	115,400
Total common equity
Total equity	$15,945	15,816	15,717	15,780	15,692	15,588
Preferred stock	(1,250)	(1,250)	(1,250)	(1,250)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	—	—	—	—	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,695	14,566	14,467	14,530	14,457	14,353
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(21)	(25)	(29)	(33)	(38)	(44)
Deferred taxes	5	6	7	8	10	12
Total tangible common equity	$10,086	9,954	9,852	9,912	9,836	9,728
(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2020 Second Quarter			2020 First Quarter			2019 Fourth Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$29,733	$229,058	3.10%	24,290	247,344	4.10%	23,548	258,969	4.36%
Real estate – commercial	36,947	412,362	4.42	36,034	440,291	4.83	35,039	452,752	5.06
Real estate – consumer	15,599	156,135	4.00	15,931	160,650	4.03	16,330	169,371	4.15
Consumer	15,518	187,041	4.85	15,451	203,546	5.30	15,327	203,205	5.26
Total loans and leases, net	97,797	984,596	4.05	91,706	1,051,831	4.61	90,244	1,084,297	4.77
Interest-bearing deposits at banks	16,454	4,179	.10	6,130	18,966	1.24	8,944	37,277	1.65
Federal funds sold and agreements to resell securities	692	197	.11	1,224	4,072	1.34	1,279	5,405	1.68
Trading account	49	248	2.04	64	419	2.64	70	765	4.36
Investment securities (b)
U.S. Treasury and federal agencies	7,796	43,889	2.26	8,359	45,449	2.19	9,272	57,123	2.44
Obligations of states and political subdivisions	3	37	5.11	3	41	5.01	5	64	4.96
Other	701	3,330	1.91	740	4,704	2.56	767	6,364	3.29
Total investment securities	8,500	47,256	2.24	9,102	50,194	2.22	10,044	63,551	2.51
Total earning assets	123,492	1,036,476	3.38	108,226	1,125,482	4.18	110,581	1,191,295	4.27
Allowance for credit losses	(1,401)			(1,191)			(1,040)
Cash and due from banks	1,245			1,298			1,298
Other assets	13,110			12,252			11,715
Total assets	$136,446			120,585			122,554
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$62,927	26,454	.17	56,366	78,002	.56	57,103	95,585	.66
Time deposits	5,354	19,883	1.49	5,672	21,872	1.55	6,015	23,958	1.58
Deposits at Cayman Islands office	1,017	161	.06	1,672	3,419	.82	1,716	4,922	1.14
Total interest-bearing deposits	69,298	46,498	.27	63,710	103,293	.65	64,834	124,465	.76
Short-term borrowings	63	2	.01	58	23	.16	675	3,168	1.86
Long-term borrowings	6,189	28,605	1.86	6,240	40,298	2.60	6,941	49,437	2.83
Total interest-bearing liabilities	75,550	75,105	.40	70,008	143,614	.83	72,450	177,070	.97
Noninterest-bearing deposits	42,497			32,456			32,069
Other liabilities	2,446			2,401			2,203
Total liabilities	120,493			104,865			106,722
Shareholders’ equity	15,953			15,720			15,832
Total liabilities and shareholders’ equity	$136,446			120,585			122,554
Net interest spread			2.98			3.35			3.30
Contribution of interest-free funds			.15			.30			.34
Net interest income/margin on earning assets		$961,371	3.13%		981,868	3.65%		1,014,225	3.64%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2019 Third Quarter			2019 Second Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$23,326	$283,291	4.82%	23,335	288,914	4.97%
Real estate – commercial	35,200	462,759	5.14	34,768	465,911	5.30
Real estate – consumer	16,673	175,098	4.20	16,723	179,218	4.29
Consumer	14,879	204,097	5.44	14,324	197,418	5.53
Total loans and leases, net	90,078	1,125,245	4.96	89,150	1,131,461	5.09
Interest-bearing deposits at banks	7,405	40,388	2.16	6,122	36,325	2.38
Federal funds sold and agreements to resell securities	18	93	2.01	1	5	2.83
Trading account	67	149	.89	68	372	2.20
Investment securities (b)
U.S. Treasury and federal agencies	10,271	62,506	2.41	11,364	68,755	2.43
Obligations of states and political subdivisions	6	74	4.99	7	93	5.11
Other	798	6,593	3.28	799	6,827	3.43
Total investment securities	11,075	69,173	2.48	12,170	75,675	2.49
Total earning assets	108,643	1,235,048	4.51	107,511	1,243,838	4.64
Allowance for credit losses	(1,034)			(1,024)
Cash and due from banks	1,303			1,260
Other assets	11,476			10,740
Total assets	$120,388			118,487
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$55,680	104,724	.75	53,495	91,556	.69
Time deposits	6,343	25,456	1.59	6,530	24,931	1.53
Deposits at Cayman Islands office	1,522	6,218	1.62	1,247	6,040	1.94
Total interest-bearing deposits	63,545	136,398	.85	61,272	122,527	.80
Short-term borrowings	1,212	6,967	2.28	1,263	7,893	2.51
Long-term borrowings	7,121	56,214	3.13	8,278	66,012	3.20
Total interest-bearing liabilities	71,878	199,579	1.10	70,813	196,432	1.11
Noninterest-bearing deposits	30,550			30,099
Other liabilities	2,123			1,945
Total liabilities	104,551			102,857
Shareholders’ equity	15,837			15,630
Total liabilities and shareholders’ equity	$120,388			118,487
Net interest spread			3.41			3.53
Contribution of interest-free funds			.37			.38
Net interest income/margin on earning assets		$1,035,469	3.78%		1,047,406	3.91%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2020.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. Effective January 1, 2020, M&T adopted a new accounting standard that significantly changed its process for calculating the allowance for credit losses and, as a result, modified many of its control activities associated with the determination of this critical accounting estimate.  The revised processes and controls reflect the incorporation of macro-economic forecasts into credit-loss forecasting models for purposes of estimating expected loss amounts over a reasonable and supportable forecast period. No other changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

The emergence of the COVID-19 pandemic during the first quarter of 2020 necessitated the execution of several M&T contingency plans.  Beginning in March 2020 and continuing through this filing date, the Company had a substantial number of its employees working remotely under such contingency plans.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

ESOP Matters:  Wilmington Trust, N.A. provides retirement services, including serving in certain trustee roles relating to Employee Stock Ownership Plans (“ESOPs”).  Beginning in 2010, the U.S. Department of Labor (“DOL”) announced that it would increase its focus on ESOP transactions, particularly with regard to valuation issues relating to ESOP transactions.  Beginning in late 2013, Wilmington Trust, N.A. began receiving requests for information and subpoenas relating to certain ESOP transactions for which it acted as trustee.  In June 2016, Wilmington Trust, N.A. received a DOL subpoena seeking information on its global ESOP trustee business. In addition to these investigations, the DOL commenced three lawsuits against Wilmington Trust, N.A. relating to its role as trustee of three ESOP transactions. In July 2019, Wilmington Trust, N.A. reached a settlement in principle with the DOL to resolve certain pending DOL ESOP matters. On April 28, 2020, Wilmington Trust N.A. and the DOL executed a formal settlement agreement. The total amount of the settlement was $88 million, which included $80 million in payments to 21 ESOPs.  The settlement amount was within the Company’s reserve for litigation matters and substantially all was paid in the second quarter of 2020.  Wilmington Trust, N.A. also was named as a defendant in five private party lawsuits relating to its role as trustee for five ESOP transactions. Three of the five private party lawsuits relating to ESOP transactions have been resolved through settlements, two of which have been preliminarily approved by Courts, and are in the process of administration. The third settled ESOP private action was settled on an individual basis and, therefore, does not require Court approval. None of those three settlements are material. Under applicable transaction documents, Wilmington Trust, N.A. may be entitled to indemnification by the ESOP plan sponsors. These matters could result in damages, settlements, penalties, restitution, reputational damage or additional costs and expenses.

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

The Coronavirus Disease 2019 (“COVID-19”) pandemic has caused severe disruption to the U.S. and global economy and created significant volatility in the financial markets.  The duration of this disruption and impact cannot be reasonably estimated at this time.

The pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, liquidity, capital and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect the Company’s business, financial condition, liquidity, capital and results of operations will depend on future developments (including the scope and duration of the pandemic, the continued effectiveness of M&T’s business continuity plans, the direct and indirect impact of the pandemic on the Company’s employees, customers, clients, counterparties, vendors, service providers and other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic), which are highly uncertain and cannot be reasonably predicted.

The COVID-19 pandemic contributed to:

•	Increased unemployment levels, interrupted income of consumers and decreased consumer confidence generally, leading to an increased risk of delinquencies, defaults and foreclosures;
•	Increased disruption to businesses, permanent or temporary closure of businesses and decreased business confidence generally, leading to increased risk of delinquencies, defaults and bankruptcies;
•	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets;
•	A decrease in the rates and yields on U.S. Treasury securities, which has negatively impacted the Company’s net interest income and margin;
•	Declines in collateral values;
•	Increased demands on capital and liquidity, leading M&T to cease repurchases of its common stock for the time being;
•	A reduction in the value of the assets that the Company manages or otherwise administers or services for customers, affecting related fee income and demand for the Company’s services;
•	Heightened cybersecurity, information security and operational risks to the Company, including as a result of work-from-home arrangements;

•	Disruptions to the business operations of the Company, including disruptions to branch and office openings, supply chains and employee travel and working arrangements; and
•	Disruptions to business operations at counterparties, vendors and other service providers.

The pandemic is likely to continue to contribute to these risks and impacts. As a result, the Company’s credit, operational and other risks are generally expected to increase until the pandemic subsides. In addition, the Company’s business operations continue to be at risk of adverse disruption if significant portions of the Company’s workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements or other effects of the pandemic, or if the Company is unable to keep branches or offices open, including because of risk of infection.

Governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is not yet entirely known and those measures may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on the Company’s business, financial condition, liquidity, capital and results of operations. If such measures are not effective in mitigating the effects of the COVID-19 pandemic on the Company’s borrowers, the Company may also experience higher rates of default and increased credit losses in future periods. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various government programs such as the Paycheck Protection Program are complex and the Company’s participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to its reputation.

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. It is unknown when there will be a return to normal business activity and a subsiding of the economic stress associated with the pandemic. Prolonged continuation of the pandemic could worsen these risks and impacts.   Until the pandemic subsides, the Company expects continued draws on lines of credit, reduced revenues in many of its fee-related businesses and increased customer and client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy may experience a prolonged economic slowdown or recession, and M&T anticipates the Company’s businesses would be materially and adversely affected by a prolonged economic slowdown or recession. To the extent the pandemic adversely affects the Company’s business, financial condition, liquidity, capital or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in M&T’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019 and M&T’s other filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

April 1 - April 30, 2020	—	—	—	$679,076,785
May 1 - May 31, 2020	—	—	—	679,076,785
June 1 - June 30, 2020	—	—	—	679,076,785
Total	—	—	—

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

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 5, 2020	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer