Form 10-Q
period 2020-09-30
M&T BANK CORP
filed 2020-11-04
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on October 30, 2020: 128,292,616 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share)	2020	2019
Assets
Cash and due from banks	$1,489,232	$1,432,805
Interest-bearing deposits at banks	20,197,937	7,190,154
Federal funds sold	—	3,500
Trading account	1,215,573	470,129
Investment securities (includes pledged securities that can be sold or repledged of $89,351 at September 30, 2020; $200,339 at December 31, 2019)
Available for sale (cost: $5,090,064 at September 30, 2020; $6,258,276 at December 31, 2019)	5,302,338	6,318,776
Held to maturity (fair value: $2,031,926 at September 30, 2020; $2,699,206 at December 31, 2019)	1,938,694	2,656,917
Equity and other securities (cost: $458,498 at September 30, 2020; $487,041 at December 31, 2019)	481,972	521,558
Total investment securities	7,723,004	9,497,251
Loans and leases	98,849,533	91,188,525
Unearned discount	(402,485)	(265,656)
Loans and leases, net of unearned discount	98,447,048	90,922,869
Allowance for credit losses	(1,758,505)	(1,051,071)
Loans and leases, net	96,688,543	89,871,798
Premises and equipment	1,146,681	1,140,924
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	17,294	29,034
Accrued interest and other assets	5,555,367	5,644,050
Total assets	$138,626,743	$119,872,757
Liabilities
Noninterest-bearing deposits	$44,201,670	$32,396,407
Savings and interest-checking deposits	65,732,130	54,932,162
Time deposits	4,329,550	5,757,456
Deposits at Cayman Islands office	899,989	1,684,044
Total deposits	115,163,339	94,770,069
Short-term borrowings	46,123	62,363
Accrued interest and other liabilities	1,857,383	2,337,490
Long-term borrowings	5,458,885	6,986,186
Total liabilities	122,525,730	104,156,108
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at September 30, 2020 and December 31, 2019; Liquidation preference of $10,000 per share: 90,000 shares at September 30, 2020 and December 31, 2019	1,250,000	1,250,000
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at September 30, 2020 and December 31, 2019	79,871	79,871
Common stock issuable, 17,999 shares at September 30, 2020; 21,534 shares at December 31, 2019	1,327	1,566
Additional paid-in capital	6,609,573	6,593,539
Retained earnings	13,132,374	12,820,916
Accumulated other comprehensive income (loss), net	175,503	(206,680)
Treasury stock — common, at cost — 31,456,705 shares at September 30, 2020; 29,174,402 shares at December 31, 2019	(5,147,635)	(4,822,563)
Total shareholders’ equity	16,101,013	15,716,649
Total liabilities and shareholders’ equity	$138,626,743	$119,872,757

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share)	2020	2019	2020	2019
Interest income
Loans and leases, including fees	$956,594	$1,119,662	$2,983,787	$3,363,152
Investment securities
Fully taxable	38,529	69,059	135,858	225,048
Exempt from federal taxes	59	98	163	270
Deposits at banks	4,163	40,388	27,308	104,120
Other	1,816	262	6,706	1,101
Total interest income	1,001,161	1,229,469	3,153,822	3,693,691
Interest expense
Savings and interest-checking deposits	22,403	104,724	126,859	272,419
Time deposits	14,519	25,456	56,274	71,468
Deposits at Cayman Islands office	241	6,218	3,821	16,995
Short-term borrowings	1	6,967	26	21,573
Long-term borrowings	20,902	56,214	89,805	189,805
Total interest expense	58,066	199,579	276,785	572,260
Net interest income	943,095	1,029,890	2,877,037	3,121,431
Provision for credit losses	150,000	45,000	725,000	122,000
Net interest income after provision for credit losses	793,095	984,890	2,152,037	2,999,431
Other income
Mortgage banking revenues	153,267	137,004	426,200	339,636
Service charges on deposit accounts	91,355	111,092	274,971	321,991
Trust income	149,937	143,915	450,570	421,083
Brokerage services income	11,602	12,077	35,194	37,031
Trading account and foreign exchange gains	4,026	16,072	33,332	45,327
Gain (loss) on bank investment securities	2,773	3,737	(11,040)	24,489
Other revenues from operations	107,601	103,882	327,967	351,082
Total other income	520,561	527,779	1,537,194	1,540,639
Other expense
Salaries and employee benefits	478,897	476,780	1,474,582	1,431,717
Equipment and net occupancy	81,080	82,690	237,809	241,187
Outside data processing and software	64,660	60,360	190,446	168,011
FDIC assessments	12,121	9,906	38,599	29,104
Advertising and marketing	11,855	22,088	44,072	66,409
Printing, postage and supplies	9,422	10,201	31,534	30,380
Amortization of core deposit and other intangible assets	3,914	5,088	11,740	15,185
Other costs of operations	164,825	210,506	511,450	663,006
Total other expense	826,774	877,619	2,540,232	2,644,999
Income before taxes	486,882	635,050	1,148,999	1,895,071
Income taxes	114,746	154,969	266,987	458,988
Net income	$372,136	$480,081	$882,012	$1,436,083
Net income available to common shareholders
Basic	$353,399	$461,410	$827,203	$1,376,128
Diluted	353,400	461,410	827,204	1,376,129
Net income per common share
Basic	$2.75	$3.47	$6.42	$10.16
Diluted	2.75	3.47	6.42	10.16
Average common shares outstanding
Basic	128,285	132,965	128,750	135,411
Diluted	128,355	132,999	128,813	135,443

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019

Net income	$372,136	$480,081	$882,012	$1,436,083
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(17,948)	22,605	114,451	177,049
Cash flow hedges adjustments	(63,199)	8,695	240,562	155,666
Foreign currency translation adjustments	2,733	(1,704)	(261)	(2,104)
Defined benefit plans liability adjustments	9,287	3,054	27,431	9,162
Total other comprehensive income (loss)	(69,127)	32,650	382,183	339,773
Total comprehensive income	$303,009	$512,731	$1,264,195	$1,775,856

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$882,012	$1,436,083
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	725,000	122,000
Depreciation and amortization of premises and equipment	164,323	155,721
Amortization of capitalized servicing rights	63,992	53,137
Amortization of core deposit and other intangible assets	11,740	15,185
Provision for deferred income taxes	(119,913)	16,683
Asset write-downs	17,692	53,850
Net gain on sales of assets	(14,736)	(13,938)
Net change in accrued interest receivable, payable	(135,825)	8,771
Net change in other accrued income and expense	(344,085)	(75,564)
Net change in loans originated for sale	(422,773)	(20,325)
Net change in trading account assets and liabilities	(702,362)	(524,755)
Net cash provided by operating activities	125,065	1,226,848
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	55,499	878,405
Proceeds from maturities of investment securities
Available for sale	1,149,281	1,932,168
Held to maturity	719,379	787,655
Purchases of investment securities
Available for sale	(5,860)	(9,791)
Held to maturity	(8,995)	(495,277)
Equity and other securities	(26,955)	(821,120)
Net increase in loans and leases	(7,227,304)	(1,484,135)
Net increase in interest-bearing deposits at banks	(13,007,783)	(4,390,327)
Capital expenditures, net	(125,370)	(119,522)
Net (increase) decrease in loan servicing advances	149,838	(333,079)
Other, net	351,278	55,356
Net cash used by investing activities	(17,976,992)	(3,999,667)
Cash flows from financing activities
Net increase in deposits	20,394,732	4,959,327
Net increase (decrease) in short-term borrowings	(16,240)	1,115,518
Payments on long-term borrowings	(1,605,041)	(1,552,533)
Purchases of treasury stock	(373,750)	(1,067,575)
Dividends paid — common	(426,204)	(406,967)
Dividends paid — preferred	(55,444)	(54,642)
Proceeds from issuance of Series G preferred stock	—	396,000
Redemption of Series A and Series C preferred stock	—	(381,500)
Other, net	(13,199)	(21,187)
Net cash provided by financing activities	17,904,854	2,986,441
Net increase in cash, cash equivalents and restricted cash	52,927	213,622
Cash, cash equivalents and restricted cash at beginning of period	1,436,305	1,605,439
Cash, cash equivalents and restricted cash at end of period	$1,489,232	$1,819,061
Supplemental disclosure of cash flow information
Interest received during the period	$3,121,917	$3,700,206
Interest paid during the period	319,079	577,291
Income taxes paid during the period	254,471	302,441
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$20,047	$66,018
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	$—	$5,379
Capitalized servicing rights	—	83
Adoption of lease accounting standard
Right-of-use assets	$—	$393,877
Other liabilities	—	398,810
Additions to right-of-use assets under operating leases	$45,888	$69,305

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended September 30, 2020
Balance — July 1, 2020	$1,250,000	79,871	1,308	6,599,069	12,919,345	244,630	(5,149,118)	$15,945,105
Total comprehensive income	—	—	—	—	372,136	(69,127)	—	303,009
Preferred stock cash dividends (a)	—	—	—	—	(17,050)	—	—	(17,050)
Stock-based compensation transactions, net	—	—	19	10,504	(104)	—	1,483	11,902
Common stock cash dividends — $1.10 per share	—	—	—	—	(141,953)	—	—	(141,953)
Balance — September 30, 2020	$1,250,000	79,871	1,327	6,609,573	13,132,374	175,503	(5,147,635)	$16,101,013

Nine Months Ended September 30, 2020
Balance — January 1, 2020	$1,250,000	79,871	1,566	6,593,539	12,820,916	(206,680)	(4,822,563)	$15,716,649
Adoption of new accounting standard for credit losses	—	—	—	—	(91,925)	—	—	(91,925)
Total comprehensive income	—	—	—	—	882,012	382,183	—	1,264,195
Preferred stock cash dividends (a)	—	—	—	—	(51,178)	—	—	(51,178)
Purchases of treasury stock	—	—	—	—	—	—	(373,750)	(373,750)
Stock-based compensation transactions, net	—	—	(239)	16,034	(310)	—	48,678	64,163
Common stock cash dividends — $3.30 per share	—	—	—	—	(427,141)	—	—	(427,141)
Balance — September 30, 2020	$1,250,000	79,871	1,327	6,609,573	13,132,374	175,503	(5,147,635)	$16,101,013

Three Months Ended September 30, 2019
Balance — July 1, 2019	$1,231,500	79,871	1,526	6,577,603	12,162,278	(112,958)	(4,247,993)	$15,691,827
Total comprehensive income	—	—	—	—	480,081	32,650	—	512,731
Preferred stock cash dividends (a)	—	—	—	—	(19,144)	—	—	(19,144)
Redemption of Series A and Series C preferred stock	(381,500)	—	—	—	—	—	—	(381,500)
Issuance of Series G preferred stock	400,000	—	—	(4,000)	—	—	—	396,000
Purchases of treasury stock	—	—	—	—	—	—	(299,963)	(299,963)
Stock-based compensation transactions, net	—	—	21	11,102	(50)	—	1,719	12,792
Common stock cash dividends — $1.00 per share	—	—	—	—	(132,932)	—	—	(132,932)
Balance — September 30, 2019	$1,250,000	79,871	1,547	6,584,705	12,490,233	(80,308)	(4,546,237)	$15,779,811

Nine Months Ended September 30, 2019
Balance — January 1, 2019	$1,231,500	79,883	1,726	6,579,342	11,516,672	(420,081)	(3,528,851)	$15,460,191
Total comprehensive income	—	—	—	—	1,436,083	339,773	—	1,775,856
Preferred stock cash dividends (a)	—	—	—	—	(55,404)	—	—	(55,404)
Redemption of Series A and Series C preferred stock	(381,500)	—	—	—	—	—	—	(381,500)
Issuance of Series G preferred stock	400,000	—	—	(4,000)	—	—	—	396,000
Purchases of treasury stock	—	—	—	—	—	—	(1,067,575)	(1,067,575)
Stock-based compensation transactions, net	—	(12)	(179)	9,363	(151)	—	50,189	59,210
Common stock cash dividends — $3.00 per share	—	—	—	—	(406,967)	—	—	(406,967)
Balance — September 30, 2019	$1,250,000	79,871	1,547	6,584,705	12,490,233	(80,308)	(4,546,237)	$15,779,811

(a)

For the three-month and nine-month periods ended September 30, 2020, dividends per preferred share were: Preferred Series E - $16.125 and $48.375, respectively; Preferred Series F - $128.125 and $384.375, respectively; and Preferred Series G - $125.00 and $375.694, respectively.  Dividends per preferred share for the three-month and nine-month periods ended September 30, 2019 were:  Preferred Series A - $15.9375 and $47.8125, respectively; Preferred Series C - $15.9375 and $47.8125, respectively; Preferred Series E - $16.125 and $48.375, respectively; and Preferred Series F - $128.125 and $384.375, respectively.

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

The United States has been operating under a state of emergency related to the Coronavirus Disease 2019 (“COVID-19”) pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in economic activity that severely hampered the ability for businesses and consumers to meet their repayment obligations. The effects of the pandemic contributed to a significant increase in the provision for credit losses during the first nine months of 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit  reporting due to loan  accommodations related to the national  emergency, and provides financial  institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings to account for the effects of COVID-19. The bank regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings nor be reported as past due. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has been working with its customers affected by COVID-19 and has granted modifications across many of its loan portfolios. To the extent that such modifications meet the criteria previously described, the modified loans have not been classified as troubled debt restructurings nor reported as past due.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,154	$226	$10	$9,370
Mortgage-backed securities:
Government issued or guaranteed	4,944,979	221,561	839	5,165,701
Privately issued	16	—	—	16
Other debt securities	135,915	1,328	9,992	127,251
	5,090,064	223,115	10,841	5,302,338
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,000	—	—	3,000
Obligations of states and political subdivisions	1,855	10	—	1,865
Mortgage-backed securities:
Government issued or guaranteed	1,850,864	100,104	92	1,950,876
Privately issued	80,013	11,010	17,800	73,223
Other debt securities	2,962	—	—	2,962
	1,938,694	111,124	17,892	2,031,926
Total debt securities	$7,028,758	$334,239	$28,733	$7,334,264
Equity and other securities:
Readily marketable equity — at fair value	$77,708	$23,474	$—	$101,182
Other — at cost	380,790	—	—	380,790
Total equity and other securities	$458,498	$23,474	$—	$481,972

December 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,742	$41	$16	$9,767
Obligations of states and political subdivisions	776	2	3	775
Mortgage-backed securities:
Government issued or guaranteed	6,113,913	88,634	21,607	6,180,940
Privately issued	16	—	—	16
Other debt securities	133,829	2,046	8,597	127,278
	6,258,276	90,723	30,223	6,318,776
Investment securities held to maturity:
U.S. Treasury and federal agencies	249,862	286	—	250,148
Obligations of states and political subdivisions	4,140	16	—	4,156
Mortgage-backed securities:
Government issued or guaranteed	2,306,180	50,381	1,992	2,354,569
Privately issued	93,496	11,779	18,181	87,094
Other debt securities	3,239	—	—	3,239
	2,656,917	62,462	20,173	2,699,206
Total debt securities	$8,915,193	$153,185	$50,396	$9,017,982
Equity and other securities:
Readily marketable equity — at fair value	$105,524	$34,786	$269	$140,041
Other — at cost	381,517	—	—	381,517
Total equity and other securities	$487,041	$34,786	$269	$521,558

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and nine-month periods ended September 30, 2020 and 2019. Unrealized gains on equity securities during the three months ended September 30, 2020 were $3 million and unrealized losses during the nine months ended September 30, 2020 were $11 million, compared with unrealized gains of $4 million and $24 million during the three months and nine months ended September 30, 2019, respectively.

At September 30, 2020, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$5,197	5,207
Due after one year through five years	11,446	12,009
Due after five years through ten years	98,426	95,033
Due after ten years	30,000	24,372
	145,069	136,621
Mortgage-backed securities available for sale	4,944,995	5,165,717
	$5,090,064	5,302,338
Debt securities held to maturity:
Due in one year or less	$4,680	4,688
Due after one year through five years	175	177
Due after ten years	2,962	2,962
	7,817	7,827
Mortgage-backed securities held to maturity	1,930,877	2,024,099
	$1,938,694	2,031,926

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2. Investment securities, continued

A summary of investment securities that as of September 30, 2020 and December 31, 2019 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$985	(10)	—	—
Mortgage-backed securities:
Government issued or guaranteed	20,313	(364)	21,735	(475)
Other debt securities	42,385	(1,087)	62,659	(8,905)
	63,683	(1,461)	84,394	(9,380)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	11,357	(92)	—	—
Privately issued	7,476	(32)	46,048	(17,768)
	18,833	(124)	46,048	(17,768)
Total	$82,516	(1,585)	130,442	(27,148)

December 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,406	(7)	2,893	(9)
Obligations of states and political subdivisions	—	—	277	(3)
Mortgage-backed securities:
Government issued or guaranteed	117,299	(222)	2,002,364	(21,385)
Other debt securities	6,600	(354)	56,313	(8,243)
	125,305	(583)	2,061,847	(29,640)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	2,727	(5)	145,235	(1,987)
Privately issued	—	—	49,656	(18,181)
	2,727	(5)	194,891	(20,168)
Total	$128,032	(588)	2,256,738	(49,808)

The Company owned 290 individual debt securities with aggregate gross unrealized losses of $29 million at September 30, 2020. Based on a review of each of the securities in the investment securities portfolio at September 30, 2020, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of September 30, 2020, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At September 30, 2020, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $381 million of cost method equity securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Investment securities, continued

As described in notes 3 and 15, on January 1, 2020 the Company adopted amended accounting guidance that requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over their contractual term.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2020 or September 30, 2020, as the substantial majority of such investment securities are obligations backed by the U.S. government or its agencies.

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

Past due and nonaccrual loans

A summary of current, past due and nonaccrual loans as of  September 30, 2020 and December 31, 2019 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
September 30, 2020
Commercial, financial, leasing, etc.	$27,249,552	282,917	8,551	350,628	$27,891,648
Real estate:
Commercial	27,250,676	197,881	8,189	252,515	27,709,261
Residential builder and developer	1,353,863	7,282	—	1,833	1,362,978
Other commercial construction	8,405,525	66,599	94	37,627	8,509,845
Residential	13,934,309	185,420	503,450	297,636	14,920,815
Residential — limited documentation	1,606,130	20,980	—	115,783	1,742,893
Consumer:
Home equity lines and loans	4,000,829	22,209	—	78,820	4,101,858
Recreational finance	6,838,126	36,003	—	24,191	6,898,320
Automobile	3,829,968	42,906	—	42,374	3,915,248
Other	1,337,042	11,601	6,974	38,565	1,394,182
Total	$95,806,020	873,798	527,258	1,239,972	$98,447,048

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
December 31, 2019
Commercial, financial, leasing, etc.	$23,290,797	184,011	16,776	27	—	346,557	$23,838,168
Real estate:
Commercial	26,311,414	165,579	6,740	—	15,601	158,474	26,657,808
Residential builder and developer	1,521,315	21,195	—	—	753	3,982	1,547,245
Other commercial construction	7,204,148	95,346	3,360	—	1,237	32,770	7,336,861
Residential	12,760,040	451,274	486,515	5,788	143,145	235,663	14,082,425
Residential — limited documentation	1,858,037	65,215	181	—	66,809	83,427	2,073,669
Consumer:
Home equity lines and loans	4,386,511	30,229	—	1,662	—	63,215	4,481,617
Recreational finance	5,484,997	36,827	—	99	—	14,219	5,536,142
Automobile	3,787,221	78,478	—	—	—	21,293	3,886,992
Other	1,395,240	45,978	5,156	32,056	—	3,512	1,481,942
Total	$87,999,720	1,174,132	518,728	39,632	227,545	963,112	$90,922,869
(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

A summary of outstanding loan balances for which COVID-19 related modifications were granted as of September 30, 2020 and June 30, 2020 is presented below. These loans meet the criteria described in note 1 and, as such, are not considered past due or otherwise in default of loan terms as of the dates presented.

	September 30, 2020	June 30, 2020
	(In thousands)

Commercial, financial, leasing, etc.	$815,186	$5,302,196
Real estate:
Commercial	4,452,846	7,802,006
Residential builder and developer	1,473	18,253
Other commercial construction	671,378	861,536
Residential	2,852,740	1,737,483
Residential — limited documentation	454,378	538,671
Consumer:
Home equity lines and loans	25,658	88,162
Recreational finance	39,754	254,205
Automobile	62,871	326,113
Other	2,336	16,611
Total	$9,378,620	$16,945,236

Substantially all of the loan modifications outstanding at September 30, 2020 are scheduled to expire in the fourth quarter of 2020. Should borrowers request further forbearance, the credit quality of the loans and the ability and willingness of borrowers to repay such loans will be re-assessed to determine whether the Company expects to receive all principal and interest payments due.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $571 million and $414 million at September 30, 2020 and December 31, 2019, respectively.  Commercial real estate loans held for sale were $336 million at September 30, 2020 and $28 million at December 31, 2019.

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
$535,596

Purchased impaired loans included in the table above totaled  $228 million at December 31, 2019, representing less than 1% of the Company’s assets at that date.  A summary of changes in the accretable yield for loans acquired at a discount for the three months and nine months ended September 30, 2019 follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Purchased	Other	Purchased	Other
	Impaired	Acquired	Impaired	Acquired
	(In thousands)

Balance at beginning of period	$147,104	$90,911	$147,210	$96,907
Interest income	(9,564)	(9,238)	(37,278)	(28,621)
Reclassifications from nonaccretable balance	9,079	3,990	36,687	12,312
Other (a)	—	41	—	5,106
Balance at end of period	$146,619	$85,704	$146,619	$85,704

(a)	Other changes in expected cash flows included changes in interest rates and prepayment assumptions.

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

The following table summarizes the loan grades applied at September 30, 2020 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$8,209,336	2,387,719	1,638,389	1,001,452	816,518	1,488,463	10,444,292	27,536	$26,013,705
Criticized accrual	389,682	75,106	141,774	50,144	45,345	57,137	758,594	9,533	1,527,315
Criticized nonaccrual	2,793	23,546	49,840	16,456	18,790	66,410	165,625	7,168	350,628
Total commercial, financial, leasing, etc.	$8,601,811	2,486,371	1,830,003	1,068,052	880,653	1,612,010	11,368,511	44,237	$27,891,648

Real estate:
Commercial:
Loan grades:
Pass	$2,773,454	4,911,992	3,458,071	2,851,599	2,823,120	6,188,879	810,180	—	$23,817,295
Criticized accrual	343,722	436,191	531,848	294,994	728,208	1,252,953	51,535	—	3,639,451
Criticized nonaccrual	242	43,342	5,168	31,506	21,507	149,629	1,121	—	252,515
Total commercial real estate	$3,117,418	5,391,525	3,995,087	3,178,099	3,572,835	7,591,461	862,836	—	$27,709,261

Residential builder and developer:
Loan grades:
Pass	$399,778	399,923	207,188	26,378	11,668	14,190	233,182	—	$1,292,307
Criticized accrual	32,441	12,744	15,255	3,421	—	1,410	3,567	—	68,838
Criticized nonaccrual	—	518	—	—	—	1,315	—	—	1,833
Total residential builder and developer	$432,219	413,185	222,443	29,799	11,668	16,915	236,749	—	$1,362,978

Other commercial construction:
Loan grades:
Pass	$721,942	2,613,554	2,229,748	1,137,823	352,930	299,184	77,873	—	$7,433,054
Criticized accrual	26,338	223,956	365,284	243,108	166,048	14,430	—	—	1,039,164
Criticized nonaccrual	—	—	—	4,340	3,254	24,913	5,120	—	37,627
Total other commercial construction	$748,280	2,837,510	2,595,032	1,385,271	522,232	338,527	82,993	—	$8,509,845

Increases to criticized loans during 2020 were predominantly attributable to effects of the COVID-19 pandemic and the related re-grading of loans.

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios.  A summary of loans in accrual and nonaccrual status at September 30, 2020 for the various classes of the Company’s residential real estate loans and consumer loans by origination year is as follows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$2,089,095	1,489,244	664,588	1,282,631	756,137	7,583,780	68,834	—	$13,934,309
30-89 days past due	4,319	8,534	5,234	17,517	6,758	143,058	—	—	185,420
Accruing loans past due 90 days or more	387	9,213	26,596	124,510	30,048	312,696	—	—	503,450
Nonaccrual	761	4,590	1,653	5,257	1,002	284,167	206	—	297,636
Total residential	$2,094,562	1,511,581	698,071	1,429,915	793,945	8,323,701	69,040	—	$14,920,815

Residential - limited documentation:
Current	$—	—	—	—	—	1,606,130	—	—	$1,606,130
30-89 days past due	—	—	—	—	—	20,980	—	—	20,980
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	115,783	—	—	115,783
Total residential - limited documentation	$—	—	—	—	—	1,742,893	—	—	$1,742,893

Consumer:
Home equity lines and loans:
Current	$668	4,357	1,961	2,155	163	57,998	2,622,825	1,310,702	$4,000,829
30-89 days past due	—	—	72	—	—	1,809	1,374	18,954	22,209
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	20	—	52	—	5,018	6,988	66,742	78,820
Total home equity lines and loans	$668	4,377	2,033	2,207	163	64,825	2,631,187	1,396,398	$4,101,858

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Recreational finance:
Current	$2,323,314	1,881,732	969,243	674,896	379,441	609,500	—	—	$6,838,126
30-89 days past due	5,130	9,073	6,755	5,091	3,168	6,786	—	—	36,003
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,314	3,961	3,790	4,175	2,379	8,572	—	—	24,191
Total recreational finance	$2,329,758	1,894,766	979,788	684,162	384,988	624,858	—	—	$6,898,320
Automobile:
Current	$1,084,223	1,223,790	711,515	513,607	208,741	88,092	—	—	$3,829,968
30-89 days past due	2,884	10,573	11,193	10,126	5,170	2,960	—	—	42,906
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,244	7,754	11,224	11,010	6,461	4,681	—	—	42,374
Total automobile	$1,088,351	1,242,117	733,932	534,743	220,372	95,733	—	—	$3,915,248

Other:
Current	$132,769	154,094	62,966	39,231	6,252	31,356	908,567	1,807	$1,337,042
30-89 days past due	1,874	890	537	243	29	570	6,954	504	11,601
Accruing loans past due 90 days or more	—	—	—	—	—	287	6,687	—	6,974
Nonaccrual	1,540	446	442	226	43	383	35,186	299	38,565
Total other	$136,183	155,430	63,945	39,700	6,324	32,596	957,394	2,610	$1,394,182

Total loans and leases at September 30, 2020	$18,549,250	15,936,862	11,120,334	8,351,948	6,393,180	20,443,519	16,208,710	1,443,245	$98,447,048

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type.  Changes in the allowance for credit losses for the three months ended September 30, 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)

Beginning balance	$398,257	576,321	118,921	544,737	$1,638,236
Provision for credit losses	25,450	87,403	(683)	37,830	150,000
Net charge-offs
Charge-offs	(14,434)	(4,522)	(1,516)	(31,754)	(52,226)
Recoveries	4,475	2,578	960	14,482	22,495
Net charge-offs	(9,959)	(1,944)	(556)	(17,272)	(29,731)
Ending balance	$413,748	661,780	117,682	565,295	$1,758,505

Changes in the allowance for credit losses for the three months ended September 30, 2019 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$335,855	343,296	61,011	211,220	78,485	$1,029,867
Provision for credit losses	24,538	(16,713)	(309)	37,735	(251)	45,000
Net charge-offs
Charge-offs	(15,678)	(1,107)	(2,721)	(40,735)	—	(60,241)
Recoveries	6,730	1,656	1,511	13,914	—	23,811
Net (charge-offs) recoveries	(8,948)	549	(1,210)	(26,821)	—	(36,430)
Ending balance	$351,445	327,132	59,492	222,134	78,234	$1,038,437

Changes in the allowance for credit losses for the nine months ended September 30, 2020 were as follows:
	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$366,094	322,201	56,033	229,118	77,625	$1,051,071
Adoption of new accounting standard	(61,474)	23,656	53,896	194,004	(77,625)	132,457
Provision for credit losses	161,444	335,159	11,458	216,939	—	725,000
Net charge-offs
Charge-offs	(63,425)	(23,266)	(8,227)	(116,409)	—	(211,327)
Recoveries	11,109	4,030	4,522	41,643	—	61,304
Net charge-offs	(52,316)	(19,236)	(3,705)	(74,766)	—	(150,023)
Ending balance	$413,748	661,780	117,682	565,295	—	$1,758,505

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the nine months ended September 30, 2019 were as follows:
	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$330,055	341,655	69,125	200,564	78,045	$1,019,444
Provision for credit losses	41,146	(6,415)	(5,132)	92,212	189	122,000
Net charge-offs
Charge-offs	(40,786)	(11,555)	(9,356)	(113,050)	—	(174,747)
Recoveries	21,030	3,447	4,855	42,408	—	71,740
Net charge-offs	(19,756)	(8,108)	(4,501)	(70,642)	—	(103,007)
Ending balance	$351,445	327,132	59,492	222,134	78,234	$1,038,437

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and nine-month periods ended September 30, 2020 and 2019 follows.
	September 30, 2020			June 30, 2020	January 1, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$264,515	86,113	350,628	284,654	346,743	5,999	9,035
Real estate:
Commercial	86,199	166,316	252,515	172,488	173,796	993	6,782
Residential builder and developer	1,833	—	1,833	1,748	4,708	114	173
Other commercial construction	15,441	22,186	37,627	85,426	35,881	232	6,809
Residential	66,302	231,334	297,636	306,907	322,504	3,410	15,258
Residential — limited documentation	29,824	85,959	115,783	118,695	114,667	114	571
Consumer:
Home equity lines and loans	36,134	42,686	78,820	77,094	65,039	1,017	3,236
Recreational finance	17,637	6,554	24,191	24,152	14,308	155	461
Automobile	37,355	5,019	42,374	42,736	21,293	47	139
Other	3,567	34,998	38,565	42,750	35,394	174	489
Total	$558,807	681,165	1,239,972	1,156,650	1,134,333	12,255	42,953

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

	September 30, 2019			June 30, 2019	January 1, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$223,183	159,626	382,809	223,733	234,423	836	7,552
Real estate:
Commercial	40,203	144,429	184,632	203,116	203,672	1,802	5,212
Residential builder and developer	1,596	3,379	4,975	5,985	4,798	89	308
Other commercial construction	15,501	15,940	31,441	32,769	22,205	488	1,669
Residential	57,070	166,496	223,566	210,922	233,352	3,425	10,014
Residential — limited documentation	27,803	53,876	81,679	87,551	84,685	269	795
Consumer:
Home equity lines and loans	23,908	36,007	59,915	66,927	71,292	1,846	4,617
Recreational finance	6,577	5,275	11,852	11,153	11,199	147	431
Automobile	14,596	6,443	21,039	20,170	23,359	54	161
Other	3,066	275	3,341	3,058	4,623	145	392
Total	$413,503	591,746	1,005,249	865,384	893,608	9,101	31,151

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively.  The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period.  Individual loan credit quality indicators including loan grade and borrower repayment performance inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1 and September 30, 2020, the Company utilized a reasonable and supportable forecast period of two years.  Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.  The Company also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.

The Company’s reserve for off-balance sheet credit exposures was not material at September 30, 2020 and December 31, 2019.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and nine-month periods ended September 30, 2020 and 2019:

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended September 30, 2020	(Dollars in thousands)

Commercial, financial, leasing, etc.	112	$35,037	$7,145	$298	$—	$27,512	$34,955
Real estate:
Commercial	50	13,293	12,506	172	30	600	13,308
Residential	30	8,544	5,517	—	—	3,616	9,133
Consumer:
Home equity lines and loans	33	3,410	129	—	—	3,286	3,415
Recreational finance	74	2,734	2,734	—	—	—	2,734
Automobile	403	7,007	7,005	—	—	2	7,007
Other	383	3,046	142	—	—	2,904	3,046
Total	1,085	$73,071	$35,178	$470	$30	$37,920	$73,598

Three Months Ended September 30, 2019

Commercial, financial, leasing, etc.	26	$6,145	$1,441	$—	$—	$4,666	$6,107
Real estate:
Commercial	9	2,986	383	—	—	2,589	2,972
Residential	20	5,161	3,046	—	—	2,535	5,581
Residential — limited documentation	1	236	—	—	—	240	240
Consumer:
Home equity lines and loans	12	1,392	—	—	—	1,399	1,399
Recreational finance	3	61	61	—	—	—	61
Automobile	26	485	457	—	—	28	485
Total	97	$16,466	$5,388	$—	$—	$11,457	$16,845

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Nine Months Ended September 30, 2020	(Dollars in thousands)

Commercial, financial, leasing, etc.	279	$102,865	$29,762	$298	$31,605	$40,013	$101,678
Real estate:
Commercial	106	94,807	24,372	505	4,830	52,916	82,623
Residential builder and developer	1	91	—	—	—	90	90
Residential	82	27,594	11,865	—	—	19,126	30,991
Residential — limited documentation	9	2,980	2,667	—	—	1,232	3,899
Consumer:
Home equity lines and loans	159	11,719	688	—	—	11,057	11,745
Recreational finance	348	13,619	13,619	—	—	—	13,619
Automobile	1,873	33,541	33,539	—	—	2	33,541
Other	718	5,229	824	—	—	4,405	5,229
Total	3,575	$292,445	$117,336	$803	$36,435	$128,841	$283,415

Nine Months Ended September 30, 2019

Commercial, financial, leasing, etc.	115	$39,357	$8,582	$—	$—	$30,827	$39,409
Real estate:
Commercial	38	22,567	3,947	—	—	18,197	22,144
Residential builder and developer	2	1,330	1,068	—	—	—	1,068
Other commercial construction	2	1,456	—	—		1,399	1,399
Residential	63	16,490	8,805	—	—	8,842	17,647
Residential — limited documentation	4	1,084	399	—	—	705	1,104
Consumer:
Home equity lines and loans	32	3,141	90	—	—	3,078	3,168
Recreational finance	8	164	164	—	—	—	164
Automobile	58	991	926	—	—	65	991
Total	322	$86,580	$23,981	$—	$—	$63,113	$87,094
(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2020 and 2019 and for which there was a subsequent payment default during the nine-month periods ended September 30, 2020 and 2019, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $43 million and $76 million at September 30, 2020 and December 31, 2019, respectively. There were $231 million and $402 million at September 30, 2020 and December 31, 2019, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at September 30, 2020, approximately 42% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Borrowings

M&T had $527 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at September 30, 2020 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

On January 7, 2020, M&T Bank, the principal bank subsidiary of M&T, redeemed $750 million of fixed rate senior notes that were due to mature on February 6, 2020. In addition, M&T Bank redeemed $750 million of fixed rate senior notes on July 17, 2020 that were due to mature on August 17, 2020.

Also included in long-term borrowings was an agreement to repurchase securities that totaled $102 million at December 31, 2019.  The outstanding agreement matured in July 2020.  The agreement was subject to legally enforceable master netting arrangements, however, the Company did not offset any amounts related to the agreement in its consolidated financial statements.  The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $108 million at December 31, 2019.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Revenue from contracts with customers, continued

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At September 30, 2020 and December 31, 2019, the Company had $61 million and $62 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At September 30, 2020 and December 31, 2019, the Company had deferred revenue of $41 million and $43 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month and nine-month periods ended September 30, 2020 and 2019 that are subject to the noted accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended September 30, 2020	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$11,527	22,816	2,347	—	—	53,379	1,286	$91,355
Trust income	—	1	—	—	—	—	149,936	149,937
Brokerage services income	—	—	—	—	—	—	11,602	11,602
Other revenues from operations:
Merchant discount and credit card fees	10,533	10,785	492	—	—	4,159	(315)	25,654
Other	—	2,940	929	205	1,127	5,994	10,212	21,407
	$22,060	36,542	3,768	205	1,127	63,532	172,721	$299,955
Three Months Ended September 30, 2019

Classification in consolidated statement of income
Service charges on deposit accounts	$15,131	23,427	2,415	—	—	68,455	1,664	$111,092
Trust income	9	242	—	—	—	—	143,664	143,915
Brokerage services income	—	—	—	—	—	—	12,077	12,077
Other revenues from operations:
Merchant discount and credit card fees	9,692	13,409	670	—	—	4,150	269	28,190
Other	—	1,239	1,372	503	816	9,347	7,076	20,353
	$24,832	38,317	4,457	503	816	81,952	164,750	$315,627

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Revenue from contracts with customers, continued

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Nine Months Ended September 30, 2020	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$38,048	69,487	7,724	—	—	155,073	4,639	$274,971
Trust income	18	442	—	—	—	—	450,110	450,570
Brokerage services income	—	—	—	—	—	—	35,194	35,194
Other revenues from operations:
Merchant discount and credit card fees	29,023	32,992	1,720	—	—	9,880	261	73,876
Other	—	5,913	2,960	1,212	3,101	15,142	32,149	60,477
	$67,089	108,834	12,404	1,212	3,101	180,095	522,353	$895,088
Nine Months Ended September 30, 2019

Classification in consolidated statement of income
Service charges on deposit accounts	$45,415	69,731	7,303	—	4	195,267	4,271	$321,991
Trust income	21	680	—	—	—	—	420,382	421,083
Brokerage services income	—	—	—	—	—	—	37,031	37,031
Other revenues from operations:
Merchant discount and credit card fees	28,469	38,630	1,772	—	—	11,854	1,291	82,016
Other	—	5,386	5,840	1,545	2,913	27,170	26,159	69,013
	$73,905	114,427	14,915	1,545	2,917	234,291	489,134	$931,134

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30
	2020	2019	2020	2019
	(In thousands)

Service cost	$4,986	4,324	242	215
Interest cost on projected benefit obligation	17,855	20,394	436	586
Expected return on plan assets	(31,378)	(30,534)	—	—
Amortization of prior service cost (credit)	125	139	(1,175)	(1,182)
Amortization of net actuarial loss (gain)	13,950	5,498	(300)	(312)
Net periodic cost (benefit)	$5,538	(179)	(797)	(693)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30
	2020	2019	2020	2019
	(In thousands)

Service cost	$14,958	12,970	727	644
Interest cost on projected benefit obligation	53,565	61,184	1,306	1,758
Expected return on plan assets	(94,134)	(91,604)	—	—
Amortization of prior service cost (credit)	404	418	(3,544)	(3,547)
Amortization of net actuarial loss (gain)	42,998	16,494	(918)	(935)
Net periodic cost (benefit)	$17,791	(538)	(2,429)	(2,080)

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $23 million and $21 million for the three months ended September 30, 2020 and 2019, respectively, and $73 million and $61 million for the nine months ended September 30, 2020 and 2019, respectively, and are included in salaries and employee benefits expense.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In thousands, except per share)

Income available to common shareholders:
Net income	$372,136	480,081	882,012	1,436,083
Less: Preferred stock dividends	(17,050)	(16,103)	(51,178)	(52,364)
Net income available to common equity	355,086	463,978	830,834	1,383,719
Less: Income attributable to unvested stock-based compensation awards	(1,687)	(2,568)	(3,631)	(7,591)
Net income available to common shareholders	$353,399	461,410	827,203	1,376,128
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,061	133,703	129,518	136,156
Less: Unvested stock-based compensation awards	(776)	(738)	(768)	(745)
Weighted-average shares outstanding	128,285	132,965	128,750	135,411

Basic earnings per common share	$2.75	3.47	6.42	10.16

The computations of diluted earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In thousands, except per share)

Net income available to common equity	$355,086	463,978	830,834	1,383,719
Less: Income attributable to unvested stock-based compensation awards	(1,686)	(2,568)	(3,630)	(7,590)
Net income available to common shareholders	$353,400	461,410	827,204	1,376,129
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	129,061	133,703	129,518	136,156
Less: Unvested stock-based compensation awards	(776)	(738)	(768)	(745)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	70	34	63	32
Adjusted weighted-average shares outstanding	128,355	132,999	128,813	135,443

Diluted earnings per common share	$2.75	3.47	6.42	10.16

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing 483,182 and 277,840 common shares during the three-month periods ended September 30, 2020 and 2019, respectively, and 477,144 and 224,639 common shares during the nine-month periods ended September 30, 2020 and 2019, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2020	$50,701	(464,548)	133,888	$(279,959)		73,279	$(206,680)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	151,777	—	—	151,777		(39,277)	112,500
Foreign currency translation adjustment	—	—	(222)	(222)		(39)	(261)
Unrealized gains on cash flow hedges	—	—	508,226	508,226		(131,504)	376,722
Total other comprehensive income before reclassifications	151,777	—	508,004	659,781		(170,820)	488,961
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	2,678	—	—	2,678	(a)	(725)	1,953
Gains realized in net income	(3)	—	—	(3)	(b)	1	(2)
Accretion of net gain on terminated cash flow hedges		—	(94)	(94)	(c)	26	(68)
Net yield adjustment from cash flow hedges currently in effect	—	—	(183,598)	(183,598)	(a)	47,506	(136,092)
Amortization of prior service credit	—	(3,140)	—	(3,140)	(d)	927	(2,213)
Amortization of actuarial losses	—	42,080	—	42,080	(d)	(12,436)	29,644
Total other comprehensive income	154,452	38,940	324,312	517,704		(135,521)	382,183
Balance — September 30, 2020	$205,153	(425,608)	458,200	$237,745		(62,242)	$175,503

Balance — January 1, 2019	$(200,107)	(354,502)	(14,719)	$(569,328)		149,247	$(420,081)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	237,615	—	—	237,615		(62,432)	175,183
Foreign currency translation adjustment	—	—	(2,663)	(2,663)		559	(2,104)
Unrealized gains on cash flow hedges	—	—	204,587	204,587		(53,786)	150,801
Total other comprehensive income before reclassifications	237,615	—	201,924	439,539		(115,659)	323,880
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	2,524	—	—	2,524	(a)	(663)	1,861
Losses realized in net income	7	—	—	7	(b)	(2)	5
Accretion of net gain on terminated cash flow hedges	—	—	(93)	(93)	(c)	25	(68)
Net yield adjustment from cash flow hedges currently in effect	—	—	6,693	6,693	(a)	(1,760)	4,933
Amortization of prior service credit	—	(3,129)	—	(3,129)	(d)	823	(2,306)
Amortization of actuarial losses	—	15,559	—	15,559	(d)	(4,091)	11,468
Total other comprehensive income	240,146	12,430	208,524	461,100		(121,327)	339,773
Balance — September 30, 2019	$40,039	(342,072)	193,805	$(108,228)		27,920	$(80,308)
(a)	Included in interest income.
(b)	Included in gain (loss) on bank investment securities.
(c)	Included in interest expense.
(d)	Included in other costs of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined	Cash Flow
	Investment	Benefit	Hedges
	Securities	Plans	and Other	Total
	(In thousands)

Balance — December 31, 2019	$37,380	(342,419)	98,359	$(206,680)
Net gain during period	114,451	27,431	240,301	382,183
Balance — September 30, 2020	$151,831	(314,988)	338,660	$175,503

9. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of September 30, 2020.

The net effect of interest rate swap agreements was to increase net interest income by $95 million and $212 million during the three-month and nine-month periods ended September 30, 2020, respectively, and to increase net interest income by $1 million during the three-month period ended September 30, 2019 and decrease net interest income by $23 million during the nine-month period ended September 30, 2019.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
September 30, 2020
Fair value hedges:
Fixed rate long-term borrowings (b)	$2,300,000	2.7	2.80%	0.69%	$(513)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	52,250,000	1.1	2.40%	0.15%	890
Total	$54,550,000	1.1			$377
December 31, 2019
Fair value hedges:
Fixed rate long-term borrowings (b)	$3,800,000	2.2	2.51%	2.27%	$(567)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	53,750,000	1.4	2.44%	1.73%	(1,195)
Total	$57,550,000	1.5			$(1,762)

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at September 30, 2020 and December 31, 2019 was a reduction of the estimated fair value gains on interest rate swap agreements designated as fair value hedges of $120.8 million and $45.1 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $463.3 million and $140.7 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $38.9 billion of forward-starting interest rate swap agreements that become effective in 2020 - 2022.
(d)	Includes notional amount and terms of $40.4 billion of forward-starting interest rate swap agreements that become effective in 2020 - 2022.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $36.6 billion and $48.6 billion at September 30, 2020 and December 31, 2019, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $877 million and $1.2 billion at September 30, 2020 and December 31, 2019, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$1,710	$232	$1,333	$1,994
Commitments to sell real estate loans (a)	1,525	1,195	2,264	421
	3,235	1,427	3,597	2,415
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	51,786	11,965	283	1,225
Commitments to sell real estate loans (a)	1,795	3,074	11,066	3,548
Trading:
Interest rate contracts (b)	1,157,856	398,295	115,361	68,103
Foreign exchange and other option and futures contracts (b)	7,694	12,506	7,624	11,800
	1,219,131	425,840	134,334	84,676
Total derivatives	$1,222,366	$427,267	$137,931	$87,091
(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at September 30, 2020 and December 31, 2019 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $2.9 million and $43.3 million, respectively, and in a liability position of $944.9 million and $281.3 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(13,067)	12,822	$22,582	(22,412)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(4,776)		$6,435
Foreign exchange and other option and futures contracts (b)	1,486		2,598
Total	$(3,290)		$9,033

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$75,760	(75,607)	$113,441	(112,884)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$8,988		$17,639
Foreign exchange and other option and futures contracts (b)	6,555		6,690
Total	$15,543		$24,329
(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$2,417,559	$3,840,775	$119,247	$43,640

The amount of gain (loss) recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was not material.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $66 million and $18 million at September 30, 2020 and December 31, 2019, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Derivative financial instruments, continued

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties, which are subject to master netting arrangements, was $127 million and $51 million at September 30, 2020 and December 31, 2019, respectively.  The Company was required to post collateral relating to those positions of $123 million and $50 million at September 30, 2020 and December 31, 2019, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on September 30, 2020 was not significant.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties, which are subject to enforceable master netting arrangements, was nil at September 30, 2020 and $6 million at December 31, 2019.  Counterparties posted collateral relating to those positions of $5 million at December 31, 2019.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $125 million and $84 million at September 30, 2020 and December 31, 2019, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

10. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities that are then retained by the Company. The amounts of those securitizations during the nine-month periods ended September 30, 2020 and 2019 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 4, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of September 30, 2020 and December 31, 2019, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 4.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Variable interest entities and asset securitizations, continued

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $2.1 billion at September 30, 2020 and $1.5 billion at December 31, 2019. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $791 million, including $380 million of unfunded commitments, at September 30, 2020 and $748 million, including $414 million of unfunded commitments, at December 31, 2019.  Contingent commitments to provide additional capital contributions to these partnerships were not material at September 30, 2020. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of September 30, 2020 was $978 million, including possible recapture of certain tax credits.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $22 million and $65 million of its investments in qualified affordable housing projects to income tax expense during the three-month and nine-month periods ended September 30, 2020, respectively, and recognized $26 million and $78 million of tax credits and other tax benefits during those periods. Similarly, for the three-month and nine-month periods ended September 30, 2019, the Company amortized $17 million and $51 million, respectively, of its investments in qualified affordable housing projects to income tax expense and recognized $21 million and $62 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

11. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at September 30, 2020.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

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

11. Fair value measurements, continued

models based on market observable inputs and, therefore, classifies such valuations as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap agreement assets and has considered its own credit risk in the valuation of its interest rate swap agreement liabilities.

The following tables present assets and liabilities at September 30, 2020 and December 31, 2019 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2020
Trading account assets	$1,215,573	$50,023	$1,165,550	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,370	—	9,370	—
Mortgage-backed securities:
Government issued or guaranteed	5,165,701	—	5,165,701	—
Privately issued	16	—	—	16
Other debt securities	127,251	—	127,251	—
	5,302,338	—	5,302,322	16
Equity securities	101,182	72,856	28,326	—
Real estate loans held for sale	909,335	—	909,335	—
Other assets (a)	56,816	—	5,030	51,786
Total assets	$7,585,244	$122,879	$7,410,563	$51,802
Trading account liabilities	$122,985	$—	$122,985	$—
Other liabilities (a)	14,946	—	14,663	283
Total liabilities	$137,931	$—	$137,648	$283

December 31, 2019
Trading account assets	$470,129	$49,040	$421,089	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,767	—	9,767	—
Obligations of states and political subdivisions	775	—	775	—
Mortgage-backed securities:
Government issued or guaranteed	6,180,940	—	6,180,940	—
Privately issued	16	—	—	16
Other debt securities	127,278	—	127,278	—
	6,318,776	—	6,318,760	16
Equity securities	140,041	100,637	39,404	—
Real estate loans held for sale	442,079	—	442,079	—
Other assets (a)	16,466	—	4,501	11,965
Total assets	$7,387,491	$149,677	$7,225,833	$11,981
Trading account liabilities	$79,903	$—	$79,903	$—
Other liabilities (a)	7,188	—	5,963	1,225
Total liabilities	$87,091	$—	$85,866	$1,225

(a)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2020 and 2019 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2020	(In thousands)

Balance — June 30, 2020	$16	40,106
Total gains realized/unrealized:
Included in earnings	—	57,819	(a)
Settlements	—	—
Transfers out of Level 3	—	(46,422)	(b)
Balance — September 30, 2020	$16	51,503
Changes in unrealized gains included in earnings related to assets still held at September 30, 2020	$—	44,127	(a)

2019

Balance — June 30, 2019	$16	17,200
Total gains realized/unrealized:
Included in earnings	—	62,178	(a)
Settlements	—	—
Transfers out of Level 3	—	(55,104)	(b)
Balance — September 30, 2019	$16	24,274
Changes in unrealized gains included in earnings related to assets still held at September 30, 2019	$—	19,350	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2020 and 2019 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2020	(In thousands)

Balance — January 1, 2020	$16	10,740
Total gains realized/unrealized:
Included in earnings	—	150,632	(a)
Settlements	—	—
Transfers out of Level 3	—	(109,869)	(b)
Balance — September 30, 2020	$16	51,503
Changes in unrealized gains included in earnings related to assets still held at September 30, 2020	$—	50,411	(a)

2019

Balance — January 1, 2019	$22	7,712
Total gains realized/unrealized:
Included in earnings	—	115,187	(a)
Settlements	(6)	—
Transfers out of Level 3	—	(98,625)	(b)
Balance — September 30, 2019	$16	24,274
Changes in unrealized gains included in earnings related to assets still held at September 30, 2019	$—	24,981	(a)
(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

  The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were in the range of 15% to 90% with a weighted-average of 59% at September 30, 2020.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans, which at September 30, 2020 was 50%.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $387 million at September 30, 2020 ($159 million and $228 million of which were classified as Level 2 and Level 3, respectively), $305 million at December 31, 2019 ($115 million and $190 million of which were classified as Level 2 and Level 3, respectively) and $302 million at September 30, 2019 ($122 million and $180 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2020 were decreases of $82 million and $153 million for the three-month and nine-month periods ended September 30, 2020, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2019 were decreases of $51 million and $85 million for the three-month and nine-month periods ended September 30, 2019, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $27 million and $17 million at September 30, 2020 and 2019, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2020 and 2019.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $165 million and $188 million at September 30, 2020 and December 31, 2019, respectively, required a valuation allowance of $27 million and $7 million, respectively. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 17.19% and 18.50% at September 30, 2020 and December 31, 2019, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. There was no impairment charge for

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

capitalized servicing rights during the three months ended September 30, 2020, but a $20 million valuation charge was recognized during the nine months ended September 30, 2020. Changes recognized for impairment of capitalized servicing rights were $14 million and $23 million for the three months and nine months ended September 30, 2019, respectively.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at September 30, 2020 and December 31, 2019:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
September 30, 2020
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	51,503	Discounted cash flow	Commitment expirations	0% - 90%(18%)

December 31, 2019
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	10,740	Discounted cash flow	Commitment expirations	0% - 99% (13%)
(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,489,232	1,489,232	1,437,569	51,663	—
Interest-bearing deposits at banks	20,197,937	20,197,937	—	20,197,937	—
Trading account assets	1,215,573	1,215,573	50,023	1,165,550	—
Investment securities	7,723,004	7,816,236	72,856	7,670,141	73,239
Loans and leases:
Commercial loans and leases	27,891,648	27,422,525	—	—	27,422,525
Commercial real estate loans	37,582,084	36,343,024	—	336,039	36,006,985
Residential real estate loans	16,663,708	16,935,950	—	4,070,917	12,865,033
Consumer loans	16,309,608	16,149,710	—	—	16,149,710
Allowance for credit losses	(1,758,505)	—	—	—	—
Loans and leases, net	96,688,543	96,851,209	—	4,406,956	92,444,253
Accrued interest receivable	429,751	429,751	—	429,751	—
Financial liabilities:
Noninterest-bearing deposits	$(44,201,670)	(44,201,670)	—	(44,201,670)	—
Savings and interest-checking deposits	(65,732,130)	(65,732,130)	—	(65,732,130)	—
Time deposits	(4,329,550)	(4,357,963)	—	(4,357,963)	—
Deposits at Cayman Islands office	(899,989)	(899,989)	—	(899,989)	—
Short-term borrowings	(46,123)	(46,123)	—	(46,123)	—
Long-term borrowings	(5,458,885)	(5,540,675)	—	(5,540,675)	—
Accrued interest payable	(66,158)	(66,158)	—	(66,158)	—
Trading account liabilities	(122,985)	(122,985)	—	(122,985)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$51,503	51,503	—	—	51,503
Commitments to sell real estate loans	(10,010)	(10,010)	—	(10,010)	—
Other credit-related commitments	(135,416)	(135,416)	—	—	(135,416)
Interest rate swap agreements used for interest rate risk management	377	377	—	377	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Fair value measurements, continued

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,432,805	1,432,805	1,394,984	37,821	—
Interest-bearing deposits at banks	7,190,154	7,190,154	—	7,190,154	—
Federal funds sold	3,500	3,500	—	3,500	—
Trading account assets	470,129	470,129	49,040	421,089	—
Investment securities	9,497,251	9,539,540	100,637	9,351,793	87,110
Loans and leases:
Commercial loans and leases	23,838,168	23,510,908	—	—	23,510,908
Commercial real estate loans	35,541,914	35,517,180	—	28,338	35,488,842
Residential real estate loans	16,156,094	16,227,274	—	3,990,848	12,236,426
Consumer loans	15,386,693	15,413,262	—	—	15,413,262
Allowance for credit losses	(1,051,071)	—	—	—	—
Loans and leases, net	89,871,798	90,668,624	—	4,019,186	86,649,438
Accrued interest receivable	333,142	333,142	—	333,142	—
Financial liabilities:
Noninterest-bearing deposits	$(32,396,407)	(32,396,407)	—	(32,396,407)	—
Savings and interest-checking deposits	(54,932,162)	(54,932,162)	—	(54,932,162)	—
Time deposits	(5,757,456)	(5,829,347)	—	(5,829,347)	—
Deposits at Cayman Islands office	(1,684,044)	(1,684,044)	—	(1,684,044)	—
Short-term borrowings	(62,363)	(62,363)	—	(62,363)	—
Long-term borrowings	(6,986,186)	(7,063,165)	—	(7,063,165)	—
Accrued interest payable	(105,374)	(105,374)	—	(105,374)	—
Trading account liabilities	(79,903)	(79,903)	—	(79,903)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$10,740	10,740	—	—	10,740
Commitments to sell real estate loans	300	300	—	300	—
Other credit-related commitments	(136,470)	(136,470)	—	—	(136,470)
Interest rate swap agreements used for interest rate risk management	(1,762)	(1,762)	—	(1,762)	—

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

	September 30,	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,557,722	$5,442,160
Commercial real estate loans to be sold	216,353	164,076
Other commercial real estate	8,031,403	9,029,608
Residential real estate loans to be sold	1,134,097	423,056
Other residential real estate	712,964	448,375
Commercial and other	19,921,166	16,170,731
Standby letters of credit	2,354,799	2,441,432
Commercial letters of credit	32,422	41,059
Financial guarantees and indemnification contracts	4,250,654	4,108,572
Commitments to sell real estate loans	1,895,436	906,037

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $10.1 billion and $9.1 billion at September 30, 2020 and December 31, 2019, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.   Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party.  The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.9 billion at each of September 30, 2020 and December 31, 2019.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2020, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted.  On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was estimated to be between $0 and $25 million as of September 30, 2020.  Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three Months Ended September 30
	2020			2019
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$131,566	(1)	35,614	$143,741	912	46,147
Commercial Banking	276,125	117	131,414	282,757	980	132,668
Commercial Real Estate	202,987	(17)	87,095	238,364	458	131,161
Discretionary Portfolio	140,135	(10,748)	97,399	50,871	(10,550)	29,604
Residential Mortgage Banking	161,151	22,190	45,318	115,239	19,363	15,846
Retail Banking	351,312	268	85,229	432,339	1,808	131,638
All Other	200,380	(11,809)	(109,933)	294,358	(12,971)	(6,983)
Total	$1,463,656	—	372,136	$1,557,669	—	480,081

	Nine Months Ended September 30
	2020			2019
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$407,485	1,028	106,103	$423,830	2,772	131,668
Commercial Banking	855,426	1,419	386,176	828,357	2,707	388,393
Commercial Real Estate	653,405	452	311,586	682,979	1,218	370,288
Discretionary Portfolio	328,181	(33,646)	218,758	175,764	(29,140)	106,816
Residential Mortgage Banking	428,757	64,623	107,334	295,449	51,027	36,429
Retail Banking	1,107,516	802	281,973	1,299,823	7,106	417,198
All Other	633,461	(34,678)	(529,918)	955,868	(35,690)	(14,709)
Total	$4,414,231	—	882,012	$4,662,070	—	1,436,083

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Segment information, continued

	Average Total Assets
	Nine Months Ended September 30		Year Ended December 31
	2020	2019	2019
	(In millions)

Business Banking	$7,902	5,758	5,793
Commercial Banking	30,450	28,089	28,142
Commercial Real Estate	25,594	23,893	23,921
Discretionary Portfolio	27,878	29,355	29,081
Residential Mortgage Banking	3,530	2,444	2,611
Retail Banking	16,231	14,839	15,083
All Other	20,845	14,206	14,953
Total	$132,430	118,584	119,584
(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $4,019,000 and $5,579,000 for the three-month periods ended September 30, 2020 and 2019, respectively, and $13,316,000 and $17,471,000 for the nine-month periods ended September 30, 2020 and 2019, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

14. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at September 30, 2020 as a result of cumulative losses recognized and cash distributions received in prior years.  Income recognized by M&T is included in other revenues from operations and totaled $23 million and $37 million for the nine-month periods ended September 30, 2020 and 2019, respectively. There was no similar income recognized during the three-month periods ended September 30, 2020 and 2019.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $2.0 billion and $2.2 billion at September 30, 2020 and December 31, 2019, respectively. Revenues from those servicing rights were $2 million and $3 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $7 million and $9 million for the nine-month periods ended September 30, 2020 and 2019, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $67.0 billion and $62.8 billion at September 30, 2020 and December 31, 2019, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $30 million and $33 million for the three-month periods ended September 30, 2020 and 2019, respectively and $101 million and $90 million for the nine-month periods ended September 30, 2020 and 2019, respectively. In addition, the Company held $80 million and $93 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2020 and December 31, 2019, respectively, that were securitized by Bayview Financial. At September 30, 2020, the Company held $164 million of Bayview Financial’s $1.0 billion syndicated loan facility. Also, in the second quarter the Company extended two $100 million secured loan facilities to certain funds managed by Bayview Financial. One of the two loans was still outstanding as of September 30, 2020 with a remaining balance of $87 million.

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

January 1, 2020

The Company adopted the amended guidance effective January 1, 2020 using a prospective transition method. The impact of the guidance on the Company’s consolidated financial statements is dependent on the nature and amount of actual expenditures, but was not material for the nine months ended September 30,2020.

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
Standards Not Yet Adopted as of September 30, 2020
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
Standards Not Yet Adopted as of September 30, 2020
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
Standards Not Yet Adopted as of September 30, 2020
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
Standards Not Yet Adopted as of September 30, 2020
Changes to Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

The amendments reduce the number of accounting models for convertible debt instruments and convertible preferred stock.  The amendments also reduce form-over-substance-based guidance for the derivatives scope exception for contacts in an entity’s own equity. For convertible instruments, embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate on the instrument.  The amendments also require certain changes to EPS calculations for convertible instruments as well as additional disclosures relating to conditions that cause conversion features to be met.

For contacts in an entity’s own equity, the amendments  revise the derivatives scope exception guidance as follows:

1. Remove the settlement in unregistered shares, collateral, and shareholder rights conditions from the settlement guidance.

2. Clarify that payment penalties for failure to timely file do not preclude equity classification.

3. Require instruments that are required to be classified as an asset or liability to be measured subsequently at fair value, with changes reported in earnings and disclosed in the financial statements. 4. Clarifiy that the scope of the disclosure requirements in the Contracts in an Entity’s Own Equity section of the Derivatives guidance applies only to freestanding instruments.

5. Clarify that the scope of the reassessment guidance in the Contracts in an Entity’s Own Equity section of the Derivatives guidance applies to both freestanding instruments and embedded features.

January 1, 2022 Early adoption permitted but no earlier than January 1, 2021

The amendments can be applied either on a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, the guidance should be applied to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If applying the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented.

The fair value option is allowed to be irrevocably elected for any financial instrument that is a convertible security upon adoption of the amendments.

The Company has not yet decided on which transition method will be applied to the extent applicable. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the third quarter of 2020 was $372 million compared with $480 million in the corresponding quarter of 2019 and $241 million in the second quarter of 2020. Diluted and basic earnings per common share were $2.75 in the recent quarter, $3.47 in the third quarter of 2019 and $1.74 in the second quarter of 2020. Net income totaled $882 million or $6.42 of diluted and basic earnings per common share during the first nine months of 2020, compared with $1.44 billion or $10.16 of diluted and basic earnings per common share in the similar period of 2019.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in 2020’s third quarter was 1.06%, compared with 1.58% in the year-earlier quarter and .71% in the second quarter of 2020. The annualized rate of return on average common shareholders’ equity was 9.53% in the recent quarter,  12.73% in the third quarter of 2019 and 6.13% in the second 2020 quarter. During the nine-month period ended September 30, 2020, the annualized rates of return on average assets and average common shareholders’ equity were .89% and 7.57%, respectively, compared with 1.62% and 12.85%, respectively, in the first nine months of 2019.

Effective January 1, 2020, M&T adopted amended accounting guidance for the measurement of credit losses on financial instruments.  That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  The new accounting guidance replaced the previous incurred loss model for determining the allowance for credit losses.  The adoption of the amended guidance resulted in a $132 million increase in the allowance for credit losses as of January 1, 2020. Additional information on the new accounting guidance is provided under the heading “Provision for Credit Losses” and in note 3 of Notes to Financial Statements.

Financial results for the first three quarters of 2020 have been adversely impacted by the Coronavirus Disease 2019 (“COVID-19”) pandemic. Large portions of the U.S. economy were substantially curtailed for extended periods of time and, as a result, many commercial and consumer customers were adversely impacted. Specifically, those adverse economic impacts, coupled with the accounting change noted previously, resulted in the Company recognizing significantly higher provisions for credit losses during the first three quarters of 2020 as compared with previous years. The provision for credit losses in the recent quarter was $150 million, compared with $325 million in the second 2020 quarter, $250 million in the first quarter of 2020 and $45 million in the third quarter of 2019. For the nine-month periods ended September 30, 2020 and 2019, the provision totaled $725 million and $122 million, respectively.  The 2020 periods reflect the new accounting guidance for the measurement of expected credit losses on financial instruments. Prior to 2020, the provision for credit losses reflected incurred losses only. In response to the pandemic, the Federal Reserve has taken action to lower interest rates that has negatively affected the Company’s net interest income. Taxable-equivalent net interest income totaled $947 million and $961 million in the third and second quarters of 2020, respectively, compared with $1.04 billion in the third quarter of 2019. For the first nine months of each year, taxable-equivalent net interest income was $2.89 billion in 2020 and $3.14 billion in 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Among other things, the CARES Act provides relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing, and also provides funding opportunities for small businesses under the Paycheck Protection Program (“PPP”) from approved Small Business Administration (“SBA”) lenders, including M&T Bank. For commercial and consumer customers, the Company has provided a host of relief options, including loan maturity extensions, payment deferrals, fee waivers and low interest rate loan products.  M&T Bank funded PPP loans during 2020 that totaled $6.5 billion at September 30, 2020.

Updated economic forecasts at the end of each of the first three quarters of 2020 resulted in higher estimates of expected credit losses in the Company’s loan portfolio than at January 1, 2020, resulting in higher levels of the provision for credit losses in each of those quarters as compared with the comparable 2019 periods. Specifically, for the third quarter of 2020, the level of the provision reflects the ongoing impacts of the pandemic on economic activity in the hospitality and retail sectors, the uncertainty at September 30, 2020 coming from Washington, D.C. over providing additional stimulus to the economy, and concerns about ultimate collectibility of commercial real estate loans where the borrowers are requesting re-payment forbearance.  The Company expects that it will continue to be negatively impacted by the COVID-19 pandemic after September 30, 2020 and believes that the  pandemic could have a material impact on its future financial results. Specifically, the Company expects the following balance sheet and income statement categories to be affected:

•	Net interest income and net interest margin –the low interest rate environment will continue to negatively affect the Company’s net interest margin;
•

Provision for credit losses – although the economy has seen some signs of recovery during the recent quarter, it is possible that deteriorating economic assumptions used to calculate the allowance for credit losses at the end of future reporting periods could result in continued higher levels of the provision and allowance for credit losses.  In addition, the impact on borrowers’ ability to repay loans could be negatively affected, potentially leading to increased charge-offs;

•

Significant portions of noninterest income could be adversely affected. For example, consumer deposit service charge fees may continue to be lower than historical levels due to lower customer transaction activity; credit card interchange volumes may be lower than historical norms, resulting in lower fees, until the economy returns to pre-pandemic activity levels; and portions of trust income may be reduced due to fee waivers associated with proprietary money market mutual fund management fees; and

•	A resurgence of the pandemic in large parts of the country may result in government mandates that could impact customer demand for many of the Company’s credit-related products and other services.

The national effort to mitigate the pandemic has resulted in a challenging environment for businesses and their employees.  The Company has taken actions designed to help provide a safe environment for its customers and employees and to provide relief to customers in a variety of ways.  Examples of those actions include:

•

The deployment of a Pandemic Response Plan to manage the pandemic’s effects on operations, employees and customers, including seeking to ensure employee safety, maintaining continuity of operations and service levels for customers, preserving the Company’s financial strength, and complying with applicable laws and regulations.  Actions have included placing restrictions on travel, implementing social distancing, health screening, sanitation and other protocols, and mandating for all employees whose jobs can be performed remotely to work from home where possible.  The Company continues to assess the appropriateness of employees returning to the office while seeking to ensure a safe work environment;

•	Nearly all M&T Bank branches remain open, with open lobbies and normal access to drive-through windows and ATMs;
•	Approximately 90% of the Company’s non-branch employees continue to work remotely;
•

While down significantly from June 30 due to customers not requesting an extension of previously granted relief terms, many loan customers are still receiving COVID-19 related relief in various forms, including modification and forbearance requests as of September 30, 2020 as follows:

•

Commercial – 1,500 customers with balances of $5.9 billion, down from $14.0 billion at June 30 (including loans to automobile and recreation finance dealers of $63 million and $4.2 billion at September 30 and June 30 respectively);

•

Residential real estate – 13,500 customers with balances of $3.3 billion (excluding approximately 62,000 customers with balances of $10.1 billion that are serviced for others and, therefore not included in the Company’s assets), up from $2.3 billion at June 30 reflecting the impact of modified government-guaranteed loans repurchased by the Company from the portfolio of loans serviced for others and not previously included in the Company’s assets;

•	Consumer – including automobile, recreational finance, home equity lines and loans, credit cards and personal loans – 4,200 customers with balances of $131 million, down from $685 million at June 30.
•	Paycheck Protection Program – At September 30, 2020, 34,600 customers have outstanding loans totaling $6.5 billion, little changed from June 30; and

•	Waiving certain types of transaction and maintenance fees for consumer and small business deposit account relationships.

Notable events reflected in the Company’s financial results for the first nine months of 2019 included the following:

•

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

•

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

Net operating income totaled $375 million in the third quarter of 2020, compared with $484 million in the year-earlier quarter.  Diluted net operating earnings per common share in the third quarters of 2020 and 2019 were $2.77 and $3.50, respectively. Net operating income and diluted net operating earnings per share were $244 million and $1.76, respectively, in the second quarter of 2020. For the first nine months of 2020, net operating income and diluted net operating earnings per common share were $891 million and $6.49, respectively, compared with $1.45 billion and $10.24, respectively, in the corresponding 2019 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.10%, compared with 1.66% in the third quarter of 2019 and .74% in the 2020’s second quarter. Net operating income represented an annualized return on average tangible common equity of 13.94% in the third quarter of 2020,  18.85% in the year-earlier quarter and 9.04% in the second quarter of 2020. For the first three quarters of 2020, net operating income represented an annualized return on average tanglibe assets and average tanglible common shareholders’ equity of .93% and 11.15%, respectively, compared with 1.70% and 19.07%, respectively, in the first nine months of 2019.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $947 million in the third quarter of 2020, compared with $1.04 billion in the year-earlier quarter. That decline resulted predominantly from an 83 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 2.95% in the recent quarter from 3.78% in the third quarter of 2019. The narrowing of the net interest margin was largely the result of declines in rates earned on loans and deposits at the Federal Reserve Bank of New York, reflecting the lower interest rate environment due to actions initiated by the Federal Reserve to decrease its target Federal funds rate three times in the second half of 2019 (each by a .25% increment) and twice in March of 2020 (first by .50%, than another by 1.0%). The impact of the recent quarter’s lower net interest margin on net interest income was partially offset by an increase in average earning assets of $19.0 billion from the year-earlier quarter. The increase in average earning assets in the recent quarter as compared with the third quarter of 2019  resulted from higher average balances of loans and leases and interest-bearing deposits at the Federal Reserve Bank of New York, partially offset by lower average investment securities balances. Taxable-equivalent net interest income in the recent quarter declined $14 million, or 1%, from the second quarter of 2020 primarily driven by an 18 basis point narrowing of the net interest margin from 3.13% in the prior quarter, partially offset by a $4.2 billion rise in average earning assets.

For the first nine months of 2020, taxable-equivalent net interest income was $2.89 billion, down 8% from $3.14 billion in the corresponding 2019 period. That decrease was primarily attributable to a 69 basis point narrowing of the margin to 3.22% in the 2020 period from 3.91% in the year-earlier period, partially offset by a $12.4 billion increase in average earning assets.

Average loans and leases totaled $98.2 billion in the third quarter of 2020, up $8.1 billion or 9% from $90.1 billion in the similar quarter of 2019.  Commercial loans and leases averaged $28.3 billion in the third quarter of 2020, $5.0 billion or 21% higher than in the year-earlier quarter.  That increase was the result of average outstanding PPP loans of $6.5 billion that were predominantly funded in the second quarter of 2020. Average commercial real estate loans were $37.2 billion in the recent quarter, up $2.0 billion, or 6%, from $35.2 billion in the similar 2019 quarter.  Included in average commercial real estate loans in the third quarters of 2020 and 2019 were loans held for sale of $260 million and $492 million, respectively.  Reflecting the offsetting impacts of ongoing repayments of loans by customers and repurchases of government-guaranteed loans from Ginnie Mae pools that are serviced by the Company, average residential real estate loans declined $115 million or 1% to $16.6 billion in the third quarter of 2020 from $16.7 billion in the year-earlier quarter. The Company repurchases government-guaranteed loans to reduce associated servicing costs, namely a requirement to advance principal and interest payments that had not been received from individual mortgagors, including payments deferred under COVID-19 forbearance arrangements.  The loans repurchased from Ginnie Mae pools averaged $2.1 billion in the recent quarter, including $1.6 billion of repurchases during the quarter, up from $889 million in the year-earlier period. Also included in average residential real estate loans were loans held for sale of $494 million in the recent quarter and $327 million in the third quarter of 2019.  Consumer loans averaged $16.1 billion in the third quarter of 2020, up $1.2 billion, or 8%, from $14.9 billion in the year-earlier quarter, due to growth in average recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) and, to a lesser extent, automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the third quarter of 2020 increased $413 million from $97.8 billion in the second quarter of 2020.  Commercial loan and lease average balances in the recent quarter were down $1.4 billion, or 5%, from $29.7 billion in the second quarter of 2020. That decline was due to lower outstanding balances of floor plan inventory loans to dealers that were largely seasonal in nature. Average commercial real estate loans in the third quarter of 2020 increased $296 million from $36.9 billion in the second quarter of 2020.  Commercial real estate loans held for sale averaged $287 million in the second quarter of 2020.  Average balances of residential real estate loans in the recently completed quarter rose $958 million, or 6%, from $15.6 billion in 2020’s second quarter, predominantly reflecting the repurchases of government guaranteed loans of $1.6 billion. The repurchased loans averaged $2.1 billion in 2020’s third quarter, compared with $774 million in the immediately preceding quarter.  Residential real estate loans held for sale averaged $406 million in the second quarter of 2020.  Average consumer loans in the recent quarter increased $558 million, or 4%, from $15.5 billion in 2020’s second quarter, reflecting growth in recreational finance loans.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2020	2019	2020
	(In millions)

Commercial, financial, etc.	$28,333	21%	(5)%
Real estate — commercial	37,243	6	1
Real estate — consumer	16,558	(1)	6
Consumer
Recreational finance	6,696	32	11
Home equity lines and loans	4,153	(10)	(3)
Automobile	3,831	1	—
Other	1,396	—	—
Total consumer	16,076	8	4
Total	$98,210	9%	—%

For the first nine months of 2020, average loans and leases totaled $95.9 billion, up 7%, from $89.2 billion in the corresponding 2019 period. Contributing to the rise were a $4.2 billion increase in average commercial loan and lease balances (due largely to PPP loans), a $1.9 billion increase in average commercial real estate loans and a $1.3 billion increase in average consumer loan balances, partially offset by a $746 million decline in average residential real estate loan balances.

The investment securities portfolio averaged $7.9 billion in the third quarter of 2020, down $3.2 billion, or 29%, from $11.1 billion in the year-earlier quarter and $624 million lower than the $8.5 billion averaged in the second quarter of 2020.  For the first nine months of 2020 and 2019, investment securities averaged $8.5 billion and $12.1 billion, respectively.  As compared with the 2019 periods, the lower average balances in the three-month and nine-month periods ended September 30, 2020 reflect maturities of U.S. Treasury notes and pay downs of mortgage-backed securities.  The decline from the second to the third quarter of 2020 resulted from pay downs of mortgage-backed securities.  There were no significant sales of investment securities during the first nine months of 2020 or 2019. During the first quarter of 2019, the Company purchased $500 million of U.S. Treasury notes. There were no other significant purchases of investment securities during the first nine months of 2020 or 2019.  The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York.  Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

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

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income.  Net unrealized gains on such equity securities were $3 million in the recent quarter, compared with $4 million in the third quarter of 2019 and $7 million in the second 2020 quarter. Net unrealized losses on equity securities were $11 million during the first nine months of 2020, compared with net unrealized gains of $24 million in the prior year period.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the nine-month periods ended September 30, 2020 or 2019. Based on management’s assessment of future cash flows associated with individual investment securities as of September 30, 2020, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 2 and 11 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities.  Those other earning assets in the aggregate averaged $21.6 billion in the third quarter of 2020, compared with $7.5 billion in the year-earlier quarter and $17.2 billion in the second quarter of 2020.  Interest-bearing deposits at banks averaged $16.4 billion, $7.4 billion and $16.5 billion for the three months ended September 30, 2020, September 30, 2019 and June 30, 2020, respectively.  The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related deposits and other deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity. The higher amount at September 30, 2020 and June 30, 2020 as compared with the prior year period reflects the impact of increased commercial and consumer deposit balances.  Agreements to resell securities averaged $5.1 billion, $18 million and $692 million during the quarters ended September 30, 2020, September 30, 2019 and June 30, 2020, respectively. The higher average balance in the recent quarter also reflects the impact of increased customer deposit levels.

As a result of the changes described herein, average earning assets totaled $127.7 billion in the third quarter of 2020, compared with $108.6 billion in the year-earlier quarter and $123.5 billion in the second 2020 quarter.  Average earning assets totaled $119.8 billion and $107.4 billion during the first nine months of 2020 and 2019, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $110.6 billion in the third quarter of 2020, compared with $88.8 billion in the similar 2019 quarter. The increase in average core deposits in the recent quarter as compared with the third quarter of 2019 reflected higher balances of noninterest-bearing deposits and savings and interest-checking deposits. Average balances of savings and interest-checking core deposits rose $8.7 billion or 16% to $61.7 billion in the third 2020 quarter from $53.0 billion in the year-earlier quarter.  Average noninterest-bearing deposits increased $14.2 billion or 47% to $44.8 billion in the recent quarter from $30.6 billion in the third 2019 quarter. Those increases were largely due to higher average deposits of commercial customers, but also reflect higher levels of consumer deposits and deposits associated with residential mortgage servicing activities. Average core deposits were $106.1 billion in the second quarter of 2020. Average savings and interest-checking core deposits increased $2.7 billion or 5% in the third 2020 quarter from $59.0 billion in the immediately preceding quarter. Average noninterest-bearing deposits in the recent quarter were $2.3 billion or 5% higher than the second quarter 2020 average of $42.5 billion predominantly due to higher deposits of commercial customers as liquidity and economic concerns result in continued deposit rentention by clients. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2020	2019	2020
	(In millions)

Savings and interest-checking deposits	$61,664	16%	5%
Time deposits	4,103	(22)	(11)
Noninterest-bearing deposits	44,786	47	5
Total	$110,553	24%	4%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $612 million in the recent quarter, compared with $1.1 billion in the third quarter of 2019 and $733 million in the second 2020 quarter. The decreases in such deposits since the third quarter of 2019 were predominantly the result of maturities of higher-rate time deposits. Cayman Islands office deposits averaged $1.0 billion for each of the quarters ended September 30 and June 30, 2020, compared with $1.5 billion for the quarter ended September 30, 2019. The decreases in such deposits in the two most recent quarters as compared with the third quarter of 2019 reflect customer reaction to the declines in short-term interest rates that followed actions by the Federal Reserve in March 2020. The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $4.2 billion during the recent quarter, compared with $2.6 billion in the third quarter of 2019 and $4.0 billion in the second quarter of 2020.  The amounts of Cayman Islands office deposits or brokered deposits is largely dependent on demand by customers and other investors for those types of deposit products.

The table below summarizes average total deposits for the quarters ended September 30, 2020, June 30, 2020 and September 30, 2019.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended September 30, 2020
Savings and interest-checking deposits	$29,902	$5,323	$30,623	$65,848
Time deposits	4,452	49	214	4,715
Noninterest-bearing deposits	6,977	5,408	32,401	44,786
Deposits at Cayman Islands office	—	—	957	957
Total	$41,331	$10,780	$64,195	$116,306

Three Months Ended June 30, 2020
Savings and interest-checking deposits	$28,665	$5,524	$28,738	$62,927
Time deposits	5,051	51	252	5,354
Noninterest-bearing deposits	6,570	5,369	30,558	42,497
Deposits at Cayman Islands office	—	—	1,017	1,017
Total	$40,286	$10,944	$60,565	$111,795

Three Months Ended September 30, 2019
Savings and interest-checking deposits	$26,535	$6,627	$22,518	$55,680
Time deposits	5,762	52	529	6,343
Noninterest-bearing deposits	5,370	4,016	21,164	30,550
Deposits at Cayman Islands office	—	—	1,522	1,522
Total	$37,667	$10,695	$45,733	$94,095

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $62 million in the third quarter of 2020, compared with $1.2 billion in the year-earlier quarter and $63 million in the second quarter of 2020. In general, the higher short-term borrowings in the prior year period were entered into for liquidity management purposes.

Long-term borrowings averaged $5.5 billion in the recent quarter, compared $7.1 billion in the third quarter of 2019 and $6.2 billion in the second quarter of 2020. Average balances of outstanding senior notes were $3.5 billion, $5.1 billion and $4.1 billion during the three months ended September 30, 2020, September 30, 2019 and June 30, 2020, respectively. On January 7, 2020, M&T Bank, the principal bank subsidiary of M&T, redeemed $750 million of fixed rate senior notes that were due to mature on February 6, 2020. In addition, M&T Bank redeemed $750 million of fixed rate senior notes on July 17, 2020 that were due to mature on August 17, 2020. Subordinated capital notes included in long-term borrowings averaged $1.4 billion in each of the three-month periods ended September 30, 2020, September 30, 2019 and June 30, 2020.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $527 million, $524 million and $526 million during the third quarters of 2020 and 2019 and the second 2020 quarter, respectively. Additional information regarding junior subordinated debentures is provided in note 4 of Notes to Financial Statements.

Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.83% in the recent quarter, compared with 3.41% in the third quarter of 2019.  The yield on earning assets during the third quarter of 2020 was 3.13%, down 138 basis points from 4.51% in the year-earlier period, while the rate paid on interest-bearing liabilities declined 80 basis points to .30% in the recent quarter from 1.10% in the year-earlier period. In the second quarter of 2020, the net interest spread was 2.98%, the yield on earning assets was 3.38% and the rate paid on interest-bearing liabilities was .40%.  The narrowing of the net interest spread in the recent quarters as compared with the prior year period reflects the impact of the decreases in short-term interest rates initiated by the Federal Reserve during the second half of 2019 and in March 2020.  For the first nine months of 2020, the net interest spread was 3.03%, down 50 basis points from 3.53% in the year-earlier period.  The yield on earning assets and the rate paid on interest-bearing liabilities for the first nine months of 2020 were 3.53% and .50%, respectively, compared with 4.62% and 1.09% respectively, in the initial nine months of 2019.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $50.6 billion in the third quarter of 2020, compared with $36.8 billion in the year-earlier quarter and $47.9 billion in the second 2020 quarter.  The increase in average net interest-free funds in the two most recent quarters as compared with the prior year period reflects higher average balances of noninterest-bearing deposits. Those deposits averaged $44.8 billion, $30.6 billion and $42.5 billion in the quarters ended September 30, 2020, September 30, 2019 and June 30, 2020, respectively. The rise in such balances in the most recent quarters as compared with the year-earlier period was largely due to increased levels of deposits of commercial customers.  During the first nine months of 2020 and 2019, average net interest-free funds aggregated $45.6 billion and $36.9 billion, respectively.  Shareholders’ equity averaged $16.1 billion during the three-month period ended September 30, 2020, $15.8 billion during the year-earlier period and $16.0 billion during the three-month period ended June 30, 2020.  Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of the two most recent quarters and in the quarter ended September 30, 2019. The cash surrender value of bank owned life insurance averaged $1.8 billion in each of the three-month periods ended September 30, 2020, September 30, 2019 and June 30, 2020. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .12% in the third quarter of 2020, compared with .37% and .15% in the third quarter of 2019 and the second quarter of 2020, respectively. The reduced contribution of net interest-free funds to net interest margin in the two most recent quarters as compared with the third quarter of 2019 reflects the lower rates on interest-bearing liabilities used to value net interest-free funds.  The contribution of net interest-free funds for the first nine months of 2020 and 2019 was .19% and .38%, respectively.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 2.95% in the third quarter of 2020, compared with 3.78% in the year-earlier period and 3.13% in the second quarter of 2020.  During the first nine months of 2020 and 2019, the net interest margin was 3.22% and 3.91%, respectively.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios.  In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $15.7 billion (excluding $38.9 billion of forward-starting swap agreements) at September 30, 2020, $17.2 billion (excluding $30.3 billion of forward-starting swap agreements) at September 30, 2019 and $17.2 billion (excluding $40.4 billion of forward-starting swap agreements) at December 31, 2019. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Interest rate swap agreements with notional amounts of $13.35 billion that were in effect at each of September 30, 2020, September 30, 2019 and December 31, 2019 were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans.  Interest rate swap agreements with notional amounts of $2.30 billion at September 30, 2020 and $3.80 billion at each of September 30, 2019 and December 31, 2019 were serving as fair value hedges of fixed rate long-term borrowings. The Company has entered into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges, and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended September 30, 2020, September 30, 2019 and June 30, 2020 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 9 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 2.46% and .23%, respectively, at September 30, 2020.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 9 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended September 30
.	2020		2019
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$82,404	.26%	$4,483	.02%
Interest expense	(12,312)	(.06)	3,340	.02
Net interest income/margin	$94,716	.29%	$1,143	—%
Average notional amount (c)	$15,780,436		$17,319,565
Rate received (b)		2.60%		2.39%
Rate paid (b)		.25%		2.37%

	Nine Months Ended September 30
	2020		2019
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$183,598	.20%	$(6,693)	(.01)%
Interest expense	(28,258)	(.05)	16,068	.03
Net interest income/margin	$211,856	.23%	$(22,761)	(.02)%
Average notional amount (c)	$16,275,182		$15,944,505
Rate received (b)		2.55%		2.35%
Rate paid (b)		.84%		2.54%
(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the period.

In addition to interest rate swap agreements, the Company had entered into interest rate floor agreements that were accounted for in the trading account rather than as hedging instruments but, nevertheless, provided the Company with protection against the possibility of future declines in interest rates on earning assets.  At each of September 30, 2019 and December 31, 2019, outstanding notional amounts of such agreements totaled $15.6 billion. The interest rate floor agreements matured during the first quarter of 2020.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk.  Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Core deposits represent the most significant source of funding for the Company and are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others.  The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, Cayman Islands office deposits and longer-term borrowings.  M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities.  The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes.  The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios.  The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital.  At September 30, 2020 and December 31, 2019, long-term borrowings aggregated $5.5 billion and $7.0 billion, respectively.

Short-term federal funds borrowings outstanding were $2.6 billion at September 30, 2019. There were no such borrowings outstanding at September 30, 2020 or December 31, 2019.  In general, those borrowings were unsecured, matured on the next business day and were entered into for liquidity management purposes.  While predominantly used to satisfy customer demand, Cayman Islands office deposits may also be used by the Company as an alternative to short-term borrowings.  Cayman Islands office deposits totaled $900 million at September 30, 2020, $1.6 billion at September 30, 2019 and $1.7 billion at December 31, 2019. The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $4.2 billion at September 30, 2020, $2.7 billion at September 30, 2019 and $2.8 billion at December 31, 2019.  Brokered time deposits were not a significant source of funding as of those dates.

The Company’s ability to obtain funding from these sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to a disruption in the financial markets.  The Company attempts to quantify such impact by performing stress tests that assess the effect on liquidity resulting from various levels of internal and external stress factors. The liquidity impact of such events is estimated by attempting to measure the effect on deposit levels, available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank.  M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at September 30, 2020 or December 31, 2019.  The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $831 million at September 30, 2020, compared with $838 million at September 30, 2019 and $857 million at December 31, 2019.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at September 30, 2020 approximately $1.0 billion was available for payment of dividends to M&T from bank subsidiaries.  M&T also may obtain funding through long-term borrowings.  Outstanding senior notes of M&T at September 30, 2020 and December 31, 2019 were $787 million and $770 million, respectively.  Junior subordinated debentures of M&T associated with trust preferred securities outstanding at September 30, 2020 and December 31, 2019 totaled $527 million and $525 million, respectively.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At September 30, 2020, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $15.7 billion.  In addition, the Company has entered into $38.9 billion of forward-starting interest rate swap agreements.

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

The accompanying table as of September 30, 2020 and December 31, 2019 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	September 30, 2020	December 31, 2019
	(In thousands)

+200 basis points	$224,647	45,345
+100 basis points	127,554	35,838
-100 basis points	(37,516)	(94,616)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income.  The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities.  In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario.  In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain at or above zero on all points of the yield curve.  The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The sensitivity of net interest income to changes in interest rates has increased as of September 30, 2020 as compared with December 31, 2019 due to the lower interest rate environment and composition of the Company’s portfolios of earning assets and interest-bearing liabilities, in particular the increased balance of interest-bearing deposits at banks.

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $36.6 billion at September 30, 2020, $47.6 billion at September 30, 2019 and $48.6 billion at December 31, 2019. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $877 million at September 30, 2020, compared with $843 million at September 30, 2019 and $1.2 billion at December 31, 2019.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet were $1.2 billion and $123 million, respectively, at September 30, 2020 and $470 million and $80 million, respectively, at December 31, 2019.  The fair value asset and liability amounts at September 30, 2020 have been reduced by contractual settlements of $3 million and $945 million, respectively, and at December 31, 2019 have been reduced by contractual settlements of $43 million and $281 million, respectively. The higher balance of trading account assets at September 30, 2020 as compared with December 31, 2019 was largely the result of increased values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments. Included in trading account assets were assets related to deferred compensation plans aggregating $21 million at each of September 30, 2020, September 30, 2019 and December 31, 2019.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at September 30, 2020 were $24 million of liabilities related to deferred compensation plans, compared with $25 million at each of September 30, 2019 and December 31, 2019.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $29 million at September 30, 2020 and $28 million at each of September 30, 2019 and December 31, 2019.

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

A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  The provision for credit losses in the third quarter of 2020 was $150 million, compared with $45 million in the year-earlier quarter and $325 million in the second quarter of 2020. As noted earlier, the significant increases in the provision in 2020 as compared with the third quarter of 2019 follow the adoption of new accounting guidance on January 1, 2020 and reflect updated economic assumptions and projections that considered the macroeconomic outlook associated with the COVID-19 pandemic as of the end of each quarter of 2020. The Company’s estimates of expected losses reflect the ongoing impacts of the COVID-19 pandemic on economic activity, generally, and in the hospitality and retail sectors, specifically, the uncertainty in Washington D.C. that existed at September 30, 2020 over providing additional stimulus to the economy, and concerns about commercial real estate values and the ultimate collectibility of commercial real estate loans where borrowers are requesting repayment forbearance. Net charge-offs of loans were $30 million in the recent quarter, $36 million in the third quarter of 2019 and $71 million in the second quarter of 2020.  Net charge-offs as an annualized percentage of average loans and leases were .12% in the third quarter of 2020, .16% in the year-earlier quarter and .29% in the second 2020 quarter. Net charge-offs for the nine-month periods ended September 30, 2020 and 2019 were $150 million and $103 million, respectively, representing an annualized .21% and .15%, repectively, of average loans and leases. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2020
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$13,122	29,235	9,959	52,316
Real estate:
Commercial	834	16,458	1,944	19,236
Residential	3,428	(279)	556	3,705
Consumer	31,778	25,716	17,272	74,766
	$49,162	71,130	29,731	150,023

	2019
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$706	10,102	8,948	19,756
Real estate:
Commercial	(543)	9,200	(549)	8,108
Residential	1,542	1,749	1,210	4,501
Consumer	20,402	23,419	26,821	70,642
	$22,107	44,470	36,430	103,007

Included in net charge-offs of consumer loans were net charge-offs of: automobile loans of $2 million in the recent quarter, $7 million in the third quarter of 2019 and $9 million in the second quarter of 2020; recreational finance loans of $5 million in the third quarter of 2020, $7 million in the year-earlier quarter and $5 million in the second 2020 quarter; and home equity loans and lines of credit secured by one-to-four family residential properties of less than $1 million in each of the two most recent quarters and $2 million in last year’s third quarter.

Nonaccrual loans aggregated $1.24 billion or 1.26% of total loans and leases outstanding at September 30, 2020, compared with $1.16 billion or 1.18% at June 30, 2020 and $1.13 billion or 1.25% at January 1, 2020. The adoption of the new accounting guidance resulted in an increase in nonaccrual loans on January 1, 2020 of approximately $171 million.  Previously such loans would have been classified as either purchased impaired loans or acquired accruing loans past due 90 days or more. Loans classified as nonaccrual at September 30, 2019 and December 31, 2019 totaled $1.01 billion and $963 million, respectively, or 1.12% and 1.06% of total loans outstanding.

Accruing loans past due 90 days or more were $527 million or .54% of loans and leases at September 30, 2020, compared with $536 million or .55% at June 30, 2020. Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $461 million or .51% of total loans outstanding at September 30, 2019 and $519 million or .57% of outstanding loans at December 31, 2019.  Accruing loans past due 90 days or more included loans guaranteed by government-related entities of $505 million, $434 million, $480 million and $454 million at September 30, 2020, September 30, 2019, December 31, 2019 and June 30, 2020, respectively.  Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $480 million at September 30, 2020, $410 million a year earlier, $452 million at December 31, 2019 and $428 million at June 30, 2020.  The increase in such loans as compared with the prior dates resulted from higher levels of loans repurchased during the recent quarter.  The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. In addition to the past due loans, the Company has also repurchased $1.4 billion of government guaranteed residential mortgage loans in the recent quarter that are not considered delinquent because the borrower has requested and received a COVID-19 related payment deferral. Those loans were also repurchased to reduce associated servicing costs as described above and also remain covered by the insurance or guarantee of the applicable government-related entity.

Loans that were 30-89 days past due were $874 million at September 30, 2020, compared with $1.2 billion at December 31, 2019 and $618 million at June 30, 2020.  The lower levels of such past due loans at September 30 and June 30, 2020 were a result of loan paydowns, many of which resulted in return to current status, and migrations of loans to nonaccrual status.  COVID-19 related payment deferral modifications resulted in such loans being classified as current in accordance with regulatory guidance and, as a result, did not contribute in incremental additions to loans categorized as 30-89 days past due.

Prior to the adoption of the new accounting standard on January 1, 2020, the Company reported purchased impaired loans. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continued to accrue interest income on such loans based on the estimated expected cash flows associated with the loans.  The amended accounting guidance requires estimated credit losses on loans acquired at a discount to now be reflected in the allowance for credit losses and effective with the adoption of the guidance, the Company’s nonaccrual loan policy now applies to such loans.  The carrying amount of purchased impaired loans was $253 million at September 30, 2019 and $228 million at December 31, 2019.

The United States has been operating under a state of emergency related to the COVID-19 pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in economic activity that severely hampered the ability of some businesses and consumers to meet their repayment obligations.  The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as delinquent or as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. The Company has worked with its customers affected by COVID-19 and, as previously noted, has granted a significant amount of modifications across many of its loan portfolios.  To the extent that such modifications met the criteria previously described, such modifications have not been classified as delinquent or as troubled debt restructurings.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $267 million, $177 million, and $203 million at September 30, 2020, September 30, 2019 and December 31, 2019, respectively.

Commercial loans and leases classified as nonaccrual totaled $351 million, $383 million, $347 million, and $285 million at September 30, 2020, September 30, 2019, December 31, 2019, and June 30, 2020, respectively. Commercial real estate loans in nonaccrual status aggregated $292 million, $221 million, $195 million and $260 million at September 30, 2020, September 30, 2019, December 31, 2019, and June 30, 2020, respectively.

Nonaccrual residential real estate loans totaled $413 million at September 30, 2020, compared with $305 million at September 30, 2019, $319 million at December 31, 2019 and $426 million at June 30, 2020. The increase at the two most recent quarter-ends as compared with the prior year dates is largely reflective of the impact of the adoption of the amended accounting guidance as noted earlier. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $116 million at September 30, 2020, compared with $82 million at September 30, 2019, $83 million at December 31, 2019 and $119 million at June 30, 2020.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans.  Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount at the 2019 dates) aggregated $503 million at September 30, 2020, compared with $440 million at September 30, 2019, $487 million at December 31, 2019 and $479 million at June 30, 2020. A substantial portion of such amounts related to repurchased government-guaranteed loans, including the previously noted higher level of repurchases of loans associated with the Company’s loan servicing portfolio. However, loans that have been modified under COVID-19 forbearance are not considered to be past due in accordance with the previously noted regulatory guidance and provisions of the CARES Act. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2020 is presented in the accompanying table.

Nonaccrual consumer loans were $184 million at September 30, 2020, compared with $96 million at September 30, 2019, $102 million at December 31, 2019 and $187 million at June 30, 2020. Included in nonaccrual consumer loans at September 30, 2020, September 30, 2019, December 31, 2019 and June 30, 2020 were: automobile loans of $42 million, $21 million, $21 million and $43 million, respectively; recreational finance loans of $24 million, $12 million, $14 million and $24 million,  respectively; and outstanding balances of home equity loans and lines of credit of $79 million, $60 million, $63 million and $77 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2020 is presented in the accompanying table.

Information about past due and nonaccrual loans as of September 30, 2020 and December 31, 2019 is also included in note 3 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	September 30, 2020			September 30, 2020
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,153,998	$112,001	2.17%	$(199)	(.02%)
Pennsylvania	1,100,845	11,013	1.00	(55)	(.02)
Maryland	1,329,097	14,168	1.07	32	.01
New Jersey	2,879,628	76,381	2.65	195	.03
Other Mid-Atlantic (a)	1,171,572	11,914	1.02	163	.06
Other	3,200,975	71,744	2.24	433	.06
Total	$14,836,115	$297,221	2.00%	$569	.02%
Residential construction loans:
New York	$24,376	$147	.60%	$—	—%
Pennsylvania	4,714	240	5.09	—	—
Maryland	13,915	—	—	—	—
New Jersey	14,418	—	—	—	—
Other Mid-Atlantic (a)	19,916	—	—	—	—
Other	7,361	28	.38	—	—
Total	$84,700	$415	.49%	$—	—%
Limited documentation first mortgages:
New York	$794,475	$53,031	6.67%	$4	—%
Pennsylvania	36,048	4,783	13.27	—	—
Maryland	20,580	1,296	6.30	4	.08
New Jersey	639,053	34,744	5.44	—	—
Other Mid-Atlantic (a)	17,086	1,410	8.25	—	—
Other	235,651	20,519	8.71	(21)	(.03)
Total	$1,742,893	$115,783	6.64%	$(13)	—%
First lien home equity loans and lines of credit:
New York	$1,035,060	$18,494	1,79	$41	.02%
Pennsylvania	628,542	10,269	1.63	78	.05
Maryland	506,866	9,474	1.87	138	.11
New Jersey	69,039	970	1.41	(13)	(.07)
Other Mid-Atlantic (a)	177,886	1,994	1.12	25	.06
Other	31,539	1,598	5.07	(1)	(.02)
Total	$2,448,932	$42,799	1.75%	$268	.04%
Junior lien home equity loans and lines of credit:
New York	$622,702	$16,490	2.65%	$1,126	.71%
Pennsylvania	223,789	3,363	1.50	(405)	(.71)
Maryland	456,416	9,818	2.15	(240)	(.20)
New Jersey	92,542	1,448	1.56	(233)	(.99)
Other Mid-Atlantic (a)	213,091	3,753	1.76	(353)	(.65)
Other	39,754	957	2.41	(139)	(1.39)
Total	$1,648,294	$35,829	2.17%	$(244)	(.06%)
Limited documentation junior lien:
New York	$410	$55	13.41%	$(1)	(.75%)
Pennsylvania	201	—	—	—	—
Maryland	928	25	2.69	(6)	(2.13)
New Jersey	120	—	—	—	—
Other Mid-Atlantic (a)	484	32	6.61	—	—
Other	2,489	80	3.21	(31)	(4.62)
Total	$4,632	$192	4.14%	$(38)	(2.97%)
(a)Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $50 million at September 30, 2020, compared with $80 million at September 30, 2019, $86 million at December 31, 2019 and $67 million at June 30, 2020.  Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended September 30, 2020, September 30, 2019 and June 30, 2019. At September 30, 2020, the Company’s holdings of residential real estate-related properties comprised approximately 86% of foreclosed assets. During the COVID-19 pandemic, government authorities have restricted the ability of mortgage servicers to initiate foreclosure procedures.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

	2020 Quarters			2019 Quarters

	Third	Second	First	Fourth	Third
	(Dollars in thousands)

Nonaccrual loans	$1,239,972	1,156,650	1,061,748	963,112	1,005,249
Real estate and other foreclosed assets	49,872	66,763	83,605	85,646	79,735
Total nonperforming assets	$1,289,844	1,223,413	1,145,353	1,048,758	1,084,984
Accruing loans past due 90 days or more(a)	$527,258	535,755	530,317	518,728	461,162
Government guaranteed loans included in totals above:
Nonaccrual loans	$45,975	51,165	50,561	50,891	43,144
Accruing loans past due 90 days or more	505,446	454,269	464,243	479,829	434,132
Renegotiated loans	$242,581	234,768	232,439	234,424	240,781
Acquired accruing loans past due 90 days or more(b)	N/A	N/A	N/A	39,632	40,733
Purchased impaired loans(c):
Outstanding customer balance	N/A	N/A	N/A	415,413	453,382
Carrying amount	N/A	N/A	N/A	227,545	253,496

Nonaccrual loans to total loans and leases, net of unearned discount	1.26%	1.18%	1.13%	1.06%	1.12%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.31%	1.25%	1.22%	1.15%	1.21%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.54%	.55%	.56%	.57%	.51%

(a)Predominantly residential real estate loans. Prior to 2020, excludes loans acquired at a discount.

(b)	Prior to 2020, loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Prior to 2020, accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

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

In establishing the allowance for credit losses subsequent to December 31, 2019, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis.  For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of September 30, 2020, there existed substantial concerns about the national and regional economic decline related to the COVID-19 pandemic; the lack of additional economic stimulus being provided by the Federal government; the volatile nature of global markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; the extent to which additional repayment forbearance might be requested by borrowers, in particular commercial real estate borrowers; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 52% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that could see lingering effects of the economic downturn. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans.  Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and through the loss estimation modeling and other techniques used by the Company are generally considered to possess lower expected losses when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed higher expected loss amounts when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. During 2020, the Company re-graded a significant portion of its commercial loans and commercial real estate loans, particularly those that were modified as a result of COVID-19 impacts. Criticized commercial loans and commercial real estate loans totaled $6.9 billion at September 30, 2020, compared with $2.6 billion at September 30, 2019, $2.5 billion at December 31, 2019, and $6.2 billion at June 30, 2020. The rise in criticized loans at the two most recent quarter-ends as compared to December 31, 2019 reflect the impact of the pandemic on borrowers’ financial condition and the re-grading of loans by the Company.

The COVID-19 pandemic and related regulatory and governmental responses led to a significant reduction in economic activity that has been detrimental to many businesses across the Company’s geographic regions. Borrowers have been and will likely continue to be adversely impacted by the economic effects of the COVID-19 pandemic. Summaries of the commercial loan and lease and commercial real estate loan portfolios as of September 30, 2020 are provided below. Of the COVID-19 related modifications outstanding at September 30, 2020 provided in the table below, substantially all are scheduled to expire during 2020’s fourth quarter. Should those borrowers request further forbearance, the credit quality of such loans will be re-assessed to determine whether the Company expects to receive all contractual principal and interest payments.

	September 30, 2020
Commercial, financial, leasing , etc.	Total	PPP	COVID-19 Related Modifications
	(In millions)
Industry
Services	$5,763	$2,029	$177
Motor vehicle and recreational finance dealers	3,739	383	62
Manufacturing	3,761	689	120
Financial and insurance	2,295	104	82
Health services	2,183	759	18
Wholesale	2,091	432	85
Construction	2,029	980	46
Retail	1,744	450	57
Transportation, communications, utilities	1,693	303	71
Real estate investors	1,652	193	81
Other	942	213	16
Total	$27,892	$6,535	$815

	September 30, 2020
Commercial real estate	Total	COVID-19 Related Modifications
	(In millions)
Investor-owned
Permanent finance by property type
Retail/Service	$4,765	$1,135
Apartments/Multifamily	4,680	301
Office	4,390	344
Hotel	2,689	2,035
Health facilities	2,569	107
Industrial/Warehouse	1,535	85
Other	349	-
Total permanent	$20,977	$4,007
Total construction/development	9,524	666
Total investor-owned	$30,501	$4,673
Owner-occupied by industry
Other services	1,416	169
Retail	1,181	85
Motor vehicle and recreational finance dealers	1,143	1
Health services	859	51
Wholesale	769	79
Manufacturing	563	22
Other	1,150	46
Total owner-occupied	7,081	453
Total	$37,582	$5,126

The table below provides information on the residential real estate and consumer loan portfolios and outstanding COVID-19 related modifications outstanding at September 30, 2020.

	September 30, 2020
	Total	COVID-19 Related Modifications
	(In millions)

Residential real estate	$16,664	$3,307
Consumer
Homes equity lines and loans	$4,102	$26
Recreational finance	6,899	40
Automobile	3,915	63
Other	1,394	2
Total consumer	$16,310	$131

As commercial loans and commercial real estate loans are approved for modifications related to COVID-19, loan officers and credit department personnel review and reassign loan grades. Investor-owned commercial real estate loans in the hotel and retail sectors have been significantly affected by the pandemic, and borrowers may seek further payment deferrals during the fourth quarter of 2020 as their initial payment deferrals expire. The Company will assess any further payment deferral requests considering collateral values, the financial condition of any guarantors, and the expected collectibility of contractual principal and interest payments. Loan-to-collateral values on these investor-owned loans are generally relatively low and oftentimes the loans include some form of recourse. To the extent borrowers with residential real estate loans begin to request COVID-19 related payment deferrals in the fourth quarter that will result in aggregate deferrals greater than 180 days, such loans will also be reviewed for expected collectibility.

Loan officers in different geographic locations with the support of the Company’s credit department personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and the regions in which they operate. The Company re-assessed its loan grades for those borrowers most impacted by COVID-19 in 2020 and expects that loans will continue to be re-graded in subsequent periods as more information becomes available. At least annually, however, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed.  On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.  For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At September 30, 2020, approximately 60% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 61% (or approximately 24% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2020, approximately 84% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately six years, and approximately 7% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis.  To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period.  The Company’s approach for estimating current expected credit losses for loans and leases at September 30, 2020, June 30, 2020 and January 1, 2020 included utilizing macro-economic assumptions to project losses over a two-year reasonable and supportable forecast period.  Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life.  Forward-looking estimates of certain macro-economic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists.  Changes in the forecasted economic assumptions from January 1, 2020 to September 30, 2020 primarily reflect the projected impact of the COVID-19 pandemic. The assumptions utilized as of September 30, 2020 included an increase in the unemployment rate in the fourth quarter of 2020 to approximately 10% from 8% at the end of the third quarter of 2020, followed by a sustained high single-digit unemployment rate through 2022. The forecast also assumed gross domestic product to contract nearly 5.1% in 2020 and to then recover to pre-pandemic levels by the third quarter of 2022. Commercial real estate prices were assumed to decline by 17% in 2020, followed by improvement.  Residential real estate prices were not assumed to fluctuate significantly.  The assumptions utilized at June 30, 2020 include a decline in the unemployment rate in the third quarter of 2020 to approximately 9% from a peak of nearly 14% in the second quarter of 2020, followed by a sustained high single-digit unemployment rate through 2022.  The forecast also assumed gross domestic product to contract nearly 7% in 2020 and then to recover to pre-pandemic levels by the second quarter of 2022.  Residential real estate prices were not assumed to fluctuate significantly.  The forecast at March 31, 2020 reflected a sharp contraction of economic activity in the second quarter of 2020 resulting in a projected unemployment rate of 9.3% and an annualized rate of decrease in gross domestic product as low as 26.1% with a decrease of 2.9% during 2020.  The forecast utilized as of March 31 contemplated a significant economic recovery beginning in the third quarter of 2020.  The assumptions utilized as of January 1, 2020 at the time of adoption of the expected credit loss accounting standard were significantly less severe. Those assumptions anticipated unemployment rates that averaged under 4% and steady growth in gross domestic product of 3.3% over the eight quarter forecast period. Forecasted changes in real estate prices as of that date were not significant.  The assumptions utilized were based on information available to the Company at or near September 30, June 30, March 31 and January 1, 2020 at the time it was preparing its estimate of expected credit losses as of those dates.

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that influence its loss estimation process.  Geopolitical conditions assessed at the end of each quarter in 2020 included the potential impact of COVID-19 on economic activity that could influence the ability of customers to repay loan amounts in accordance with their contractual obligations.  With respect to economic forecasts the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period and of more negative or positive outcomes on its allowance for credit losses. Economic forecasts have changed rapidly in the recent past due to the uncertain impacts of COVID-19.  Generally, an increase in unemployment rate or a decrease in any of the rate of change in gross domestic product, commercial real estate prices or home prices would have an adverse impact on expected credit losses and would likely result in an increase to the allowance for credit losses.

Further information about the Company’s methodology to estimate expected credit losses is included in note 3 of Notes to Financial Statements.

Management believes that the allowance for credit losses at September 30, 2020 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.76 billion at September 30, 2020, compared with $1.18 billion on January 1, 2020 when the new accounting pronouncement became effective.  The increases in the allowance for credit losses during each of the quarters of 2020 were primarily the result of  forecasted economic conditions as a result of the COVID-19 pandemic and the expected impact of such conditions on borrowers’ abilities to repay loans.  The allowance for credit losses totaled $1.04 billion at September 30, 2019, and $1.05 billion at December 31, 2019. As a percentage of loans and leases outstanding, the allowance was 1.79% at September 30, 2020, compared with 1.68% at June 30, 2020, 1.30% at January 1, 2020 and 1.16% at each of September 30, 2019 and December 31, 2019. Excluding the impact of $6.5 billion of government-guaranteed PPP loans originated by the Company in the second quarter of 2020, the allowance as a percentage of total loans and leases at September 30, 2020 was 1.91%. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors previously referred to.  Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $521 million in the third quarter of 2020, compared with $528 million in the year-earlier quarter and $487 million in the second quarter of 2020.  As compared with the third quarter of 2019, the recent quarter’s higher residential mortgage banking revenues and trust income were more than offset by lower service charges on deposit accounts and trading account and foreign exchange gains. The recent quarter’s improvement as compared with the second quarter of 2020 predominantly reflects higher service charges on deposit accounts, residential mortgage banking revenues and merchant discount and credit card fees.

Mortgage banking revenues were $153 million in the recent quarter, up from $137 million in the third quarter of 2019 and $145 million in the second 2020 quarter.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $119 million in the third quarter of 2020, $88 million in the similar quarter of 2019 and $111 million in the second quarter of 2020. As compared with the earlier quarters, the higher residential mortgage banking revenues in the recent quarter resulted from increased gains associated with loans held for sale and related commitments, reflecting higher origination volumes and improved margins.

New commitments to originate residential real estate loans to be sold were approximately $1.2 billion in the third quarter of 2020, compared with $835 million in the year-earlier quarter and $1.1 billion in the second quarter of 2020. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of  $64 million in the third quarter of 2020, $23 million in the corresponding period of 2019 and $52 million in 2020’s second quarter.

Loans held for sale that were secured by residential real estate aggregated $571 million at September 30, 2020, $391 million at September 30, 2019 and $414 million at December 31, 2019.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $1.34 billion and $1.13 billion, respectively, at September 30, 2020, compared with $759 million and $530 million, respectively, at September 30, 2019 and $713 million and $423 million, respectively, at December 31, 2019.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $59 million at September 30, 2020 and $12 million at each of

September 30, 2019 and December 31, 2019. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net increases in revenues of $15 million in the recent quarter, $2 million in the third quarter of 2019 and $26 million in the second quarter of 2020.

Revenues from servicing residential real estate loans for others were $55 million during the quarter ended September 30, 2020, compared with $65 million and $59 million during the three months ended September 30, 2019 and June 30, 2020, respectively. Residential real estate loans serviced for others totaled $94.9 billion at September 30, 2020, $98.3 billion at September 30, 2019 and $95.1 billion at each of June 30, 2020 and December 31, 2019. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $67.0 billion, $65.1 billion, $62.8 billion and $64.7 billion at September 30, 2020, September 30, 2019, December 31, 2019 and June 30, 2020, respectively. Revenues earned for sub-servicing loans totaled $30 million during the recent quarter, $33 million in the third quarter of 2019 and $34 million in the second quarter of 2020. During 2020, the Company added loans to its residential mortgage loan sub-servicing portfolio totaling approximately $2.0 billion in the first quarter, $6.9 billion in the second quarter and $7.0 billion in the third quarter. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 14 of Notes to Financial Statements.

Capitalized residential mortgage servicing assets totaled $202 million at September 30, 2020 (net of a $27 million valuation allowance), $226 million at September 30, 2019 (net of a $23 million valuation allowance), $237 million at December 31, 2019 (net of a $7 million valuation allowance) and $211 million at June 30, 2020 (net of a $27 million valuation allowance).  Provisions for impairment of capitalized residential mortgage servicing rights of $10 million and $14 million were recorded in the second quarter of 2020 and the third quarter of 2019, respectively. Those provisions resulted from changes in the estimated fair value of capitalized mortgage servicing rights that reflected the impact of lower interest rates on the expected rate of residential mortgage loan prepayments.  There was no similar provision in the third quarter of 2020.

Commercial mortgage banking revenues totaled $34 million in each of the third and second quarters of 2020 and $49 million in the third quarter of 2019.  Included in such amounts were revenues from loan origination and sales activities of $19 million in each of the two most recent quarters and $32 million in 2019’s third quarter. Commercial real estate loans originated for sale to other investors were approximately $785 million in the recent quarter, compared with $1.5 billion in the third quarter of 2019 and $729 million in the second quarter of 2020. Loan servicing revenues totaled $15 million in each of the third and second quarters of 2020, compared with $17 million in the third quarter of 2019. Capitalized commercial mortgage servicing assets were $129 million and $128 million at September 30, 2020 and 2019, respectively, and $131 million at December 31, 2019. Commercial real estate loans serviced for other investors totaled $21.7 billion at September 30, 2020, $20.5 billion at September 30, 2019 and $21.0 billion at December 31, 2019. Those servicing amounts included $3.9 billion at each of September 30, 2020 and December 31, 2019 and $3.8 billion at September 30, 2019 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $552 million and $216 million, respectively, at September 30, 2020, $591 million and $393 million, respectively, at September 30, 2019 and $193 million and $164 million, respectively, at December 31, 2019. Commercial real estate loans held for sale at September 30, 2020, September 30, 2019 and December 31, 2019 were $336 million, $197 million and $28 million, respectively.

Service charges on deposit accounts were $91 million and $111 million in the third quarters of 2020 and 2019, respectively, and $77 million in the second quarter of 2020.  The declines in such service charges in the two most recent quarters as compared with the third quarter of 2019 resulted from lower consumer service charges, predominantly resulting from COVID-19 related fee waivers and lower customer transaction activity, and decreased commercial service charges, largely due to higher customer deposit levels that can be used by those customers to offset transaction-related fees.  The improvement from the second to the third quarter of 2020 reflects increased customer transaction activity and the re-establishment of ATM fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. A comprehensive array of wealth management services are offered, including asset management, fiduciary services and family office services.  Trust income aggregated $150 million in the third quarter of 2020, compared with $144 million in the year-earlier quarter and $152 million in the second quarter of 2020.  Revenues associated with the ICS business were approximately $87 million during the quarter ended September 30, 2020, compared with $79 million and $85 million during the quarters ended September 30, 2019 and June 30, 2020, respectively. The higher revenues in the two most recent quarters as compared with the third quarter of 2019 reflect the impact of higher sales activities and increased retirement services income resulting from growth in collective fund balances. Revenues attributable to WAS totaled approximately $57 million during each of the three-month periods ended September 30, 2020 and 2019 and $60 million for the three-month period ended June 30, 2020. The lower revenues in the recent quarter as compared with the 2020 second quarter were largely attributable to annual tax service fees in the second quarter earned for assisting customers with their tax filings.  Trust assets under management were $123.4 billion, $107.0 billion, $114.4 billion and $113.0 billion at September 30, 2020, September 30, 2019, June 30, 2020 and December 31, 2019, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $12.5 billion, $12.3 billion, $12.6 billion and $12.5 billion at September 30, 2020, September 30, 2019, June 30, 2020 and December 31, 2019, respectively.  Additional trust income from investment management activities was $6 million and $8 million in the third quarters of 2020 and 2019, respectively, and $7 million in the second 2020 quarter, and is predominantly comprised of fees earned from retail customer investment accounts.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $12 million in each of the third quarters of 2020 and 2019 and $10 million in the second quarter of 2020.  Trading account and foreign exchange activity resulted in gains of $4 million, $16 million and $8 million during the quarters ended September 30, 2020, September 30, 2019 and June 30, 2020, respectively.  The lower gains in the two most recent quarters as compared with the third quarter of 2019 were predominantly due to decreased activity related to interest rate swap agreements executed on behalf of commercial customers.  The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 9 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net gains on investment securities of $3 million in the recent quarter, $4 million in the third quarter of 2019 and $7 million in the second quarter of 2020. The gains represented unrealized gains on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations were $108 million in the third quarter of 2020, compared with $104 million in the corresponding 2019 period and $87 million in the second quarter of 2020. Contributing to the increase in such revenues in the recent quarter as compared with the immediately preceding quarter were higher transaction-based merchant discount and credit card fees, credit-related fees, and other miscellaneous income. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $27 million in the recent quarter, $28 million in the year-earlier quarter and $25 million in the second quarter of 2020.  Revenues from merchant discount and credit card fees were $28 million in the third quarter of 2020, compared with $31 million in the year-earlier quarter and $23 million in the second 2020 quarter. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $12 million in each of the third quarters of 2020 and 2019 and $13 million in the second quarter of 2020. Insurance-related sales commissions and other revenues totaled $11 million in the quarter ended September 30, 2020, compared with $10 million in each of 2019’s third quarter and the second quarter of 2020.

Other income totaled $1.54 billion during each of the first nine months of 2020 and 2019.  Higher mortgage banking revenues and trust income in 2020 were offset by decreases in service charges on deposit accounts, trading account and foreign exchange gains, income from BLG and merchant discount and credit card fees, and unrealized losses on investment securities.

Mortgage banking revenues totaled $426 million during the first nine months of 2020, compared with $340 million during the similar period in 2019. Residential mortgage banking revenues aggregated $329 million and $226 million during the nine-month periods ended September 30, 2020 and 2019, respectively. New commitments to originate residential real estate loans to be sold aggregated $3.3 billion and $2.0 billion in the initial nine months of 2020 and 2019, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $148 million and $46 million in the nine-month periods ended September 30, 2020 and 2019, respectively. Revenues from servicing residential real estate loans for others were $181 million in the first nine months of 2020 and $180 million in the corresponding 2019 period. Included in servicing revenues were sub-servicing revenues aggregating $101 million and $90 million in the first nine months of 2020 and 2019, respectively. For the nine months ended September 30, commercial mortgage banking revenues were $98 million and $114 million in 2020 and 2019, respectively. Commercial real estate loans originated for sale to other investors totaled $2.2 billion and $3.3 billion during the nine-month periods ended September 30, 2020 and 2019, respectively.

Service charges on deposit accounts aggregated $275 million during the first nine month of 2020, compared with $322 million in the year-earlier period. That decline was predominantly due to lower consumer service charges resulting from the impact of the pandemic, reflecting waived fees and lower customer transaction activity. Trust income totaled $451 million and $421 million during the first nine months of 2020 and 2019, respectively. The increase in trust income in 2020 as compared with 2019 was largely due to higher revenues from the ICS business, reflecting both sales activities and higher retirement services income from growth in collective fund balances. Brokerage services income totaled $35 million in the first nine months of 2020, compared with $37 million in the nine-month period ended September 30, 2019. Trading account and foreign exchange activity resulted in gains of $33 million and $45 million in the first nine months of 2020 and 2019, respectively.  The lower gains in 2020 were predominantly due to decreased activity related to interest rate swap agreements executed on behalf of commercial customers.

Net unrealized losses on investment securities totaling $11 million were recognized during the first nine months of 2020, compared with net unrealized gains of $24 million in the corresponding 2019 period.

Other revenues from operations totaled $328 million in the first nine months of 2020, compared with $351 million in the year-earlier period. Other revenues from operations include the following significant components. Letter of credit and other credit-related fees aggregated $83 million and $81 million in 2020 and 2019, respectively. Income from bank owned life insurance totaled $37 million in the first nine months of 2020, compared with $38 million in the corresponding 2019 period. Merchant discount and credit card fees were $80 million and $89 million in the first nine months of 2020 and 2019, respectively. Insurance-related commissions and other revenues aggregated $36 million in each of 2020 and 2019. M&T’s investment in BLG resulted in income of $23 million in the first nine months of 2020 and $37 million in the similar 2019 period.

Other Expense

Other expense totaled $827 million in the third quarter of 2020, compared with $878 million in the year-earlier quarter and $807 million in the second quarter of 2020. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $4 million in each of the two most recent quarters and $5 million in the third quarter of 2019. Exclusive of those nonoperating expenses, noninterest operating expenses were $823 million in the recent quarter, compared with $873 million in the third quarter of 2019 and $803 million in the second 2020 quarter. The lower level of expenses in the recent quarter as compared with the third quarter of 2019 was largely attributable to lower costs for professional and outside services, advertising and marketing, and travel and entertainment. The last two categories reflect reduced business activities associated with the COVID-19 pandemic. Additionally, the third quarter of 2019 included a $14 million addition to the valuation allowance for capitalized mortgage servicing rights. There was no similar expense in the recent quarter. As compared with the second quarter of 2020, higher salaries and employee benefits in the recent quarter contributed to the increased expenses, partially offset by a $10 million addition to the valuation allowance for capitalized mortgage servicing rights recognized in the second quarter of 2020.  Table 2 provides a reconciliation of other expense to noninterest operating expense.

Other expense for the first nine months of 2020 totaled $2.54 billion, compared with $2.64 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $12 million and $15 million in the nine-month periods ended September 30, 2020 and 2019, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses for the first three quarters of 2020 were $2.53 billion, compared with $2.63 billion in the similar 2019 period. The decline in noninterest operating expenses was largely attributable to a $48 million charge recorded in the second quarter of 2019 to reduce the carrying value of an investment in an asset manager that had been accounted for using the equity method of accounting to its estimated realizable value.  The sale of that investment was completed in September 2019.  Also contributing to the decline were lower costs for legal-related matters and professional and outside services, partially offset by higher salaries and employee benefits expenses in the 2020 period.

Salaries and employee benefits expense totaled $479 million in the third quarter of 2020, compared with $477 million in the year-earlier quarter and $459 million in the second quarter of 2020.  The increase in salaries and employee benefits expense in the recent quarter as compared with the second quarter of 2020 was predominantly due to higher incentive compensation, resulting in part from increased business activities and one more business day.  During the first nine months of 2020 and 2019, salaries and employee benefits expense aggregated $1.47 billion and $1.43 billion, respectively. The higher expense level in 2020 largely reflects the impact of merit and other increases for employees and increased employee benefit costs, partially offset by lower incentive compensation costs. Salaries and employee benefits expense included stock-based compensation of $12 million in each of the three-month periods ended September 30, 2020 and September 30, 2019 and $13 million in the three-month period ended June 30, 2020, and $69 million and $65 million during the nine-month periods ended September 30, 2020 and 2019, respectively. The number of full-time equivalent employees was 16,980 at September 30, 2020, compared with 17,536 and 17,098 at September 30, 2019 and June 30, 2020, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $344 million in each of the quarters ended September 30, 2020 and June 30, 2020 and $396 million in the quarter ended September 30, 2019. On that same basis, such expenses were $1.05 billion and $1.20 billion in the nine-month periods ended September 30, 2020 and 2019, respectively. The decline in nonpersonnel expenses in the recent quarter as compared with the third quarter of 2019 reflects lower costs for professional and outside services,  advertising and marketing, and travel and entertainment. The decline in nonpersonnel operating expenses in the first nine months of 2020 as compared with the similar 2019 period reflected the $48 million charge related to the asset manager investment in the second quarter of 2019 and reduced costs for legal-related matters, professional services, advertising and marketing, and travel and entertainment.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 56.2% during the recent quarter, compared with 56.0% and 55.7% in the third quarter of 2019 and second quarter of 2020, respectively. The efficiency ratios for the nine-month periods ended September 30, 2020 and 2019 were 57.0% and 56.5%, respectively. The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $115 million in the third quarter of 2020, compared with $155 million and $71 million in the year-earlier quarter and the second quarter of 2020, respectively. For the nine-month periods ended September 30, 2020 and 2019, the provisions for income taxes were $267 million and $459 million, respectively. The effective tax rates were 23.6%, 24.4% and 22.8% for the quarters ended September 30, 2020, September 30, 2019 and June 30, 2020, respectively, and 23.2% and 24.2% for the nine-month periods ended September 30, 2020 and 2019, respectively.

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

Capital

Shareholders’ equity was $16.1 billion at September 30, 2020, representing 11.61% of total assets, compared with $15.8 billion or 12.57% a year earlier and $15.7 billion or 13.11% at December 31, 2019.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.25 billion at each of September 30, 2020, September 30, 2019 and December 31, 2019.

Common shareholders’ equity was $14.9 billion, or $115.75 per share, at September 30, 2020, compared with $14.5 billion, or $109.84 per share, a year earlier and $14.5 billion, or $110.78 per share, at December 31, 2019.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $79.85 at the end of the recent quarter, compared with $74.93 at September 30, 2019 and $75.44 at December 31, 2019.  The Company’s ratio of tangible common equity to tangible assets was 7.64% at September 30, 2020, compared with 8.20% a year earlier and 8.55% at December 31, 2019.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $152 million, or $1.18 per common share, at September 30, 2020, $30 million, or $.22 per common share, at September 30, 2019 and $37 million, or $.29 per common share, at December 31, 2019.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of September 30, 2020 and December 31, 2019 is included in note 2 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at September 30, 2020 were pre-tax effect unrealized gains of $223 million on securities with an amortized cost of $4.9 billion and pre-tax effect unrealized losses of $11 million on securities with an amortized cost of $159 million.  Information concerning the Company’s fair valuations of investment securities is provided in notes 2 and 11 of Notes to Financial Statements.

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

As of September 30, 2020, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of September 30, 2020, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectible.

On January 1, 2020 the Company adopted amended accounting guidance that requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2020 and September 30, 2020 as the substantial majority of such investment securities were obligations backed by the U.S. government or its agencies.  The Company assessed the potential for expected credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at September 30, 2020 and December 31, 2019, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $80 million and $93 million, respectively, and a fair value of $73 million and $87 million, respectively.  At September 30, 2020, 82% of the mortgage-backed securities were in the most senior tranche of the securitization structure with 14% being independently rated as investment grade.  The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. Given the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of September 30, 2020, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $315 million, or $2.46 per common share, at September 30, 2020, $252 million, or $1.91 per common share, at September 30, 2019 and $342 million, or $2.62 per common share, at December 31, 2019.

Pursuant to previously approved capital plans and authorizations by M&T’s Board of Directors, M&T repurchased 2,577,000 shares of its common stock for $374 million in the first quarter of 2020.  There were no repurchases of common stock in either of the two most recent quarters. In light of the COVID-19 pandemic impact on overall economic conditions and consistent with regulatory guidance, M&T has ceased repurchasing its common stock for the time being and does not anticipate repurchasing any shares during the fourth quarter of 2020.  M&T repurchased 1,933,000 shares of its common stock for $300 million in the third quarter of 2019 and 6,533,000 shares for $1.07 billion during the first nine months of 2019.

M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $1.10 per common share in the fourth quarter of 2019, up from the previous rate of $1.00 per common share.  Cash dividends declared on M&T’s common stock totaled $142 million during each of the quarters ended September 30, 2020 and June 30, 2020 and $133 million in the third quarter of 2019.  Common stock dividends during the nine-month periods ended September 30, 2020 and 2019 were $427 million and $407 million, respectively.  Cash dividends declared on preferred stock aggregated $17 million in each of the two most recent quarters and $19 million in the third quarter of

2019. Cash dividends on preferred stock totaled $51 million and $55 million during the nine months ended September 30, 2020 and 2019, respectively.

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

The federal bank regulatory agencies have issued rules that allow banks and bank holding companies to phase -in the impact of adopting the expected credit loss accounting model on regulatory capital. Those rules allow banks and bank holding companies to delay for two years the day one impact on retained earnings of adopting the expected loss accounting standard and 25% of the cumulative change in the reported allowance for credit losses subsequent to the initial adoption, followed by a three-year transition period. M&T and its subsidiary banks have elected to adopt these rules and the impact is reflected in the regulatory capital ratios presented below.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of September 30, 2020 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2020

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	9.81%	10.78%	61.96%
Tier 1 capital	11.01%	10.78%	61.96%
Total capital	13.31%	12.60%	62.17%
Tier 1 leverage	8.51%	8.34%	12.48%

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

The Business Banking segment recorded net income of $36 million in the third quarter of 2020, down from $46 million in the third quarter of 2019 and $38 million in the second quarter of 2020. As compared with 2019’s third quarter, the recent quarter’s lower net income primarily reflected declines of $8 million in net interest income and $4 million in service charges on deposit accounts. The decrease in net interest income resulted largely from a narrowing of the net interest margin on deposits and loans of 111 basis points and 74 basis points, respectively, partially offset by higher average outstanding balances of deposits and loans of $4.1 billion and $3.4 billion, respectively. The lower service charges on deposit accounts reflect the impact of the COVID-19 pandemic that has resulted in waived fees and lower customer transaction activity. The modest decrease in net income in the recent quarter as compared with the second quarter of 2020 reflected a $9 million decline in net interest income, resulting largely from a 48 basis point narrowing of the net interest margin on deposits. Partially offsetting that unfavorable factor were a $4 million decrease in the provision for credit losses, due to lower net charge-offs, and higher merchant discount and credit card fees of $2 million. Net income for the Business Banking segment totaled $106 million during the first nine months of 2020, compared with $132 million in the corresponding 2019 period. That 19% decrease was predominantly attributable to an $11 million increase in the provision for credit losses, due largely to higher net charge-offs, $7 million of declines in each of net interest income and service charges on deposit accounts, and a $6 million increase in salaries and employee benefits expenses. The lower net interest income reflected a narrowing of the net interest margin on deposits and loans of 83 basis points and 43 basis points, respectively, partially offset by an increase in average outstanding deposit and loan balances of $2.6 billion and $2.1 billion, respectively. The decrease in service charges on deposit accounts reflected the impact of the pandemic that has resulted in waived fees and reduced customer transaction activity.

Net income earned by the Commercial Banking segment totaled $131 million during the recent quarter, down slightly from $133 million in the year-earlier quarter, but up from $111 million in the second quarter of 2020. As compared with the third quarter of 2019, unfavorable factors in the recent quarter included a $4 million decrease in net interest income that reflected a 101 basis point narrowing of the net interest margin on deposits, partially offset by higher average outstanding deposits of $7.8 billion, and a $4 million decline in trading account and foreign exchange gains that resulted from decreased activity related to interest rate swap agreements executed on behalf of commercial customers. Those unfavorable factors were partially offset by increased gains on the sale of equipment previously leased to customers of $5 million. The 18% rise in net income in the recent quarter as compared with the second quarter of 2020 was driven by a $38 million decrease in the provision for credit losses, due to lower loan balances and net charge-offs, $5 million of gains on the sale of previously leased equipment in the recent quarter and a $9 million write-down of equipment leased to customers under operating leases during the second 2020 quarter. Partially offsetting those positive factors was a decrease in net interest income of $23 million, reflecting a 57 basis point narrowing of the net interest margin on deposits. Through the first nine months of the year, net income for the Commercial Banking segment totaled $386 million in 2020, little changed from $388 million in 2019. The largely offsetting factors contributing to the slight decline were a $34 million increase in the provision for credit losses, due to higher loan balances and net charge-offs, and a $9 million write-down of equipment in 2020 that was leased to customers, offset by a $26 million increase in net interest income, a $7 million increase in credit-related fees, and increased gains on the sale of equipment previously leased to customers of $5 million. The higher net interest income reflected higher average outstanding deposit and loan balances of $5.3 billion and $2.3 billion, respectively, partially offset by a 76 basis point narrowing of the net interest margin on deposits.

The Commercial Real Estate segment contributed net income of $87 million in the third quarter of 2020, down from $131 million in the similar 2019 period and $107 million in the second quarter of 2020. The 34% decline in net income as compared with the third quarter of 2019 reflected a $19 million increase in the provision for credit losses, due to higher net charge-offs and loan growth, a $14 million decrease in net interest income, a $12 million decline in mortgage banking revenues reflecting decreased gains on loans originated for sale, and lower trading account and foreign exchange gains of $7 million. The decrease in net interest income reflected a narrowing of the net interest margin on deposits and loans of 99 basis points and 26 basis points, respectively, partially offset by a $1.7 billion increase in average outstanding loan balances. The $20 million decrease in the recent quarter’s net income as compared with the immediately preceding quarter was largely the result of a $22 million decline in net interest income and a $7 million increase in salaries and employee benefits, partially offset by a $4 million decrease in the provision for credit losses, mainly due to lower net charge-offs. The decrease in net interest income resulted from a 30 basis point narrowing of the net interest margin on loans. Net income for the Commercial Real Estate segment was $312 million during the nine-month period ended September 30, 2020, down 16% from $370 million in the corresponding 2019 period. That decline resulted from a $41 million increase in the provision for credit losses, due to higher net charge-offs and loan growth, lower net interest income of $11 million, a $10 million decrease in mortgage banking revenues reflecting decreased gains on loans originated for sale, and higher FDIC assessments of $5 million. The decrease in net interest income resulted from a narrowing of the net interest margin on deposits and loans of 71 basis points and 13 basis points, respectively, partially offset by higher average outstanding loan balances of $1.5 billion.

Net income recorded by the Discretionary Portfolio segment aggregated $97 million during the three-month period ended September 30, 2020, compared with $30 million in the year-earlier period and $96 million in the second quarter of 2020. The significant rise in the recent quarter’s net income as compared with the third quarter of 2019 was due primarily to an $86 million increase in net interest income that reflects higher income from interest rate swap agreements. The slight improvement in net income in the recent quarter as compared with the immediately preceding quarter reflected an increase in net interest income of $5 million, partially offset by a $4 million decrease in valuation gains associated with marketable equity securities. Net income for this segment for the first nine months totaled $219 million in 2020 and $107 million in 2019. The primary factor contributing to that increase was a $191 million rise in net interest income, reflecting additional income from interest rate swap agreements utilized as part of the Company’s management of interest rate risk. Partially offsetting that factor were valuation losses associated with marketable equity securities (compared with gains in the 2019 period) representing a change of $35 million and higher centrally-allocated costs of $7 million associated with data processing, risk management and other support services provided to the Discretionary Portfolio segment.

The Residential Mortgage Banking segment contributed net income of $45 million in the recent quarter, compared with $16 million in the third quarter of 2019 and $37 million in the second quarter of 2020. The recent quarter improvement from the third quarter of 2019 was largely driven by a $43 million increase in revenues associated with mortgage origination and sales activities (including intersegment revenues) and a $12 million increase in net interest income, reflecting an increase in average outstanding loan balances of $1.4 billion that was predominantly the result of repurchases of previously sold government guaranteed loans of $1.6 billion during the third quarter. Offsetting those favorable factors were lower servicing-related fees (including intersegment costs) of $11 million and a $10 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment. As compared with the second quarter of 2020, the higher net income in the recent quarter reflected a $12 million increase in revenues associated with mortgage origination and sales activities (including intersegment revenues) and a $10 million increase in net interest income that reflected an increase in average outstanding loan balances of $1.4 billion, partially offset by a $6 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to this segment and lower revenues from servicing residential real estate loans (including intersegment revenues) of $4 million. The Residential Mortgage Banking segment earned $107 million in the first nine months of 2020, compared with $36 million in the similar period of 2019. Higher revenues associated with mortgage origination and sales activities (including intersegment revenues) of $113 million and a $17 million increase in net interest income, reflecting an increase in average outstanding loan balances of $713 million, were partially offset by a $16 million increase in personnel-related costs largely associated with increased origination activities and a $10 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment.

Net income for the Retail Banking segment totaled $85 million in the third quarter of 2020, compared with $132 million in the corresponding quarter of 2019 and $86 million in the second quarter of 2020. The decline as compared with the third quarter of 2019 reflected a $62 million decrease in net interest income,  a $15 million decline in service charges on deposit accounts and a $10 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Banking segment. The lower net interest income reflected a 92 basis point narrowing of the net interest margin on deposits, partially offset by higher average outstanding deposit balances of $3.7 billion. The decline in service charges reflected fee waivers and lower customer transaction activity as a result of the COVID-19 pandemic. Partially offsetting those factors were a $10 million decrease in the provision for credit losses, reflecting lower net charge-offs, a $5 million decline in advertising and marketing expense, and lower salaries and employee benefits of $4 million. The modest decline in net income in the recent quarter as compared with the second quarter of 2020 reflected a decrease in net interest income of $20 million and a $6 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Banking segment, partially offset by increased consumer service charges on deposit accounts of $13 million and lower personnel-related costs of $9 million. The decrease in net interest income reflected a narrowing of the net interest margin on deposits of 33 basis points, partially offset by higher average deposit balances of $1.1 billion. The increased consumer service charges on deposit accounts reflect lower fee waivers and increased customer transaction activity. The Retail Banking segment recorded net income of $282 million and $417 million in the first nine months of 2020 and 2019, respectively. The decline from 2019 reflected lower net interest income of $137 million, a $39 million decrease in consumer service charges on deposit accounts, and an $8 million increase in salaries and employee benefits expenses. The decrease in net interest income reflected a 71 basis point narrowing of the net interest margin on deposits, offset, in part, by higher average outstanding deposit and loan balances of $1.7 billion and $1.4 billion, respectively. The lower consumer service charges on deposit accounts reflect fee waivers and lower customer transaction activity as a result of the COVID-19 pandemic. Lower advertising and promotional expenses of $8 million and a $7 million decrease in the provision for credit losses partially offset the unfavorable factors.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributed income from BLG, merger-related expenses resulting from acquisitions (when incurred) and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses totaling $110 million for the quarter ended September 30, 2020, $7 million in the year-earlier quarter and $234 million in the second quarter of 2020. As compared with the third quarter of 2019, the increased net loss in the recent quarter resulted from an increase in the provision for credit losses of $96 million and the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. Those unfavorable factors were partially offset by decreased costs for legal and professional services of $36 million. As compared with the second quarter of 2020, a $130 million decrease in the provision for credit losses and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments were partially offset by higher personnel-related costs of $16 million. The “All Other” category had net losses of $530 million and $15 million for the nine-month periods ended September 30, 2020 and 2019, respectively. The increased net loss in the current year reflected an increase in the provision for credit losses of $526 million, the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, a $22 million increase in outside data processing and software expenses, and higher personnel-related costs of $19 million. Partially offsetting those factors was a $77 million decrease in professional services costs, a $48 million charge in the second quarter of 2019 to reduce the carrying value of an investment in an asset manager, and higher trust income of $30 million.

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

M&T provides further detail regarding these risks, uncertainties and other factors elsewhere in this quarterly report and in other public filings, including the risk factors described in Form 10-K for the year ended December 31, 2019 and this quarterly report.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2020 Quarters			2019 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,005,180	1,036,476	1,125,482	1,191,295	1,235,048	1,243,838	1,232,276
Interest expense	58,066	75,105	143,614	177,070	199,579	196,432	176,249
Net interest income	947,114	961,371	981,868	1,014,225	1,035,469	1,047,406	1,056,027
Less: provision for credit losses	150,000	325,000	250,000	54,000	45,000	55,000	22,000
Other income	520,561	487,273	529,360	521,040	527,779	512,095	500,765
Less: other expense	826,774	807,042	906,416	823,683	877,619	873,032	894,348
Income before income taxes	490,901	316,602	354,812	657,582	640,629	631,469	640,444
Applicable income taxes	114,746	71,314	80,927	159,124	154,969	152,284	151,735
Taxable-equivalent adjustment	4,019	4,234	5,063	5,392	5,579	5,925	5,967
Net income	$372,136	241,054	268,822	493,066	480,081	473,260	482,742
Net income available to common shareholders-diluted	$353,400	223,099	250,701	473,372	461,410	452,633	462,086
Per common share data
Basic earnings	$2.75	1.74	1.93	3.60	3.47	3.34	3.35
Diluted earnings	2.75	1.74	1.93	3.60	3.47	3.34	3.35
Cash dividends	$1.10	1.10	1.10	1.10	1.00	1.00	1.00
Average common shares outstanding
Basic	128,285	128,275	129,696	131,512	132,965	135,433	137,889
Diluted	128,355	128,333	129,755	131,549	132,999	135,464	137,920
Performance ratios, annualized
Return on
Average assets	1.06%	.71%	.90%	1.60%	1.58%	1.60%	1.68%
Average common shareholders’ equity	9.53%	6.13%	7.00%	12.95%	12.73%	12.68%	13.14%
Net interest margin on average earning assets (taxable-equivalent basis)	2.95%	3.13%	3.65%	3.64%	3.78%	3.91%	4.04%
Nonaccrual loans to total loans and leases, net of unearned discount	1.26%	1.18%	1.13%	1.06%	1.12%	.96%	.99%
Net operating (tangible) results (a)
Net operating income (in thousands)	$375,029	243,958	271,705	496,237	483,830	477,001	486,440
Diluted net operating income per common share	$2.77	1.76	1.95	3.62	3.50	3.37	3.38
Annualized return on
Average tangible assets	1.10%	.74%	.94%	1.67%	1.66%	1.68%	1.76%
Average tangible common shareholders’ equity	13.94%	9.04%	10.39%	19.08%	18.85%	18.83%	19.56%
Efficiency ratio (b)	56.17%	55.71%	58.91%	53.15%	55.95%	55.98%	57.56%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$140,181	136,446	120,585	122,554	120,388	118,487	116,839
Total tangible assets (c)	135,574	131,836	115,972	117,938	115,769	113,864	112,213
Earning assets	127,689	123,492	108,226	110,581	108,643	107,511	106,096
Investment securities	7,876	8,500	9,102	10,044	11,075	12,170	12,949
Loans and leases, net of unearned discount	98,210	97,797	91,706	90,244	90,078	89,150	88,477
Deposits	116,306	111,795	96,166	96,903	94,095	91,371	89,733
Common shareholders’ equity (c)	14,823	14,703	14,470	14,582	14,464	14,398	14,337
Tangible common shareholders’ equity (c)	10,216	10,093	9,857	9,966	9,845	9,775	9,711
At end of quarter
Total assets (c)	$138,627	139,537	124,578	119,873	125,501	121,555	120,025
Total tangible assets (c)	134,021	134,928	119,966	115,258	120,883	116,934	115,400
Earning assets	126,418	127,149	112,046	107,673	113,067	110,323	108,849
Investment securities	7,723	8,454	8,957	9,497	10,678	11,580	12,537
Loans and leases, net of unearned discount	98,447	97,758	94,142	90,923	89,823	89,878	88,640
Deposits	115,163	114,968	100,183	94,770	95,114	91,681	90,470
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,851	14,695	14,566	14,467	14,530	14,457	14,353
Tangible common shareholders’ equity (c)	10,245	10,086	9,954	9,852	9,912	9,836	9,728
Equity per common share	115.75	114.54	113.54	110.78	109.84	107.73	105.04
Tangible equity per common share	79.85	78.62	77.60	75.44	74.93	73.29	71.19
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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2020 Quarters			2019 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$372,136	241,054	268,822	493,066	480,081	473,260	482,742
Amortization of core deposit and other intangible assets (a)	2,893	2,904	2,883	3,171	3,749	3,741	3,698
Net operating income	$375,029	243,958	271,705	496,237	483,830	477,001	486,440
Earnings per common share
Diluted earnings per common share	$2.75	1.74	1.93	3.60	3.47	3.34	3.35
Amortization of core deposit and other intangible assets (a)	.02	.02	.02	.02	.03	.03	.03
Diluted net operating earnings per common share	$2.77	1.76	1.95	3.62	3.50	3.37	3.38
Other expense
Other expense	$826,774	807,042	906,416	823,683	877,619	873,032	894,348
Amortization of core deposit and other intangible assets	(3,914)	(3,913)	(3,913)	(4,305)	(5,088)	(5,077)	(5,020)
Noninterest operating expense	$822,860	803,129	902,503	819,378	872,531	867,955	889,328
Efficiency ratio
Noninterest operating expense (numerator)	$822,860	803,129	902,503	819,378	872,531	867,955	889,328
Taxable-equivalent net interest income	$947,114	961,371	981,868	1,014,225	1,035,469	1,047,406	1,056,027
Other income	520,561	487,273	529,360	521,040	527,779	512,095	500,765
Less: Gain (loss) on bank investment securities	2,773	6,969	(20,782)	(6,452)	3,737	8,911	11,841
Denominator	$1,464,902	1,441,675	1,532,010	1,541,717	1,559,511	1,550,590	1,544,951
Efficiency ratio	56.17%	55.71%	58.91%	53.15%	55.95%	55.98%	57.56%
Balance sheet data (in millions)
Average assets
Average assets	$140,181	136,446	120,585	122,554	120,388	118,487	116,839
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(19)	(23)	(27)	(31)	(36)	(41)	(45)
Deferred taxes	5	6	7	8	10	11	12
Average tangible assets	$135,574	131,836	115,972	117,938	115,769	113,864	112,213
Average common equity
Average total equity	$16,073	15,953	15,720	15,832	15,837	15,630	15,569
Preferred stock	(1,250)	(1,250)	(1,250)	(1,250)	(1,373)	(1,232)	(1,232)
Average common equity	14,823	14,703	14,470	14,582	14,464	14,398	14,337
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(19)	(23)	(27)	(31)	(36)	(41)	(45)
Deferred taxes	5	6	7	8	10	11	12
Average tangible common equity	$10,216	10,093	9,857	9,966	9,845	9,775	9,711
At end of quarter
Total assets
Total assets	$138,627	139,537	124,578	119,873	125,501	121,555	120,025
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(17)	(21)	(25)	(29)	(33)	(38)	(44)
Deferred taxes	4	5	6	7	8	10	12
Total tangible assets	$134,021	134,928	119,966	115,258	120,883	116,934	115,400
Total common equity
Total equity	$16,101	15,945	15,816	15,717	15,780	15,692	15,588
Preferred stock	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	—	—	—	—	—	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,851	14,695	14,566	14,467	14,530	14,457	14,353
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(17)	(21)	(25)	(29)	(33)	(38)	(44)
Deferred taxes	4	5	6	7	8	10	12
Total tangible common equity	$10,245	10,086	9,954	9,852	9,912	9,836	9,728
(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2020 Third Quarter			2020 Second Quarter			2020 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$28,333	$217,171	3.05%	29,733	229,058	3.10%	24,290	247,344	4.10%
Real estate – commercial	37,243	398,619	4.19	36,947	412,362	4.42	36,034	440,291	4.83
Real estate – consumer	16,558	152,594	3.69	15,599	156,135	4.00	15,931	160,650	4.03
Consumer	16,076	192,223	4.76	15,518	187,041	4.85	15,451	203,546	5.30
Total loans and leases, net	98,210	960,607	3.89	97,797	984,596	4.05	91,706	1,051,831	4.61
Interest-bearing deposits at banks	16,440	4,163	.10	16,454	4,179	.10	6,130	18,966	1.24
Federal funds sold and agreements to resell securities	5,113	1,615	.13	692	197	.11	1,224	4,072	1.34
Trading account	50	201	1.62	49	248	2.04	64	419	2.64
Investment securities (b)
U.S. Treasury and federal agencies	7,177	37,157	2.06	7,796	43,889	2.26	8,359	45,449	2.19
Obligations of states and political subdivisions	2	23	4.51	3	37	5.11	3	41	5.01
Other	697	1,414	.81	701	3,330	1.91	740	4,704	2.56
Total investment securities	7,876	38,594	1.95	8,500	47,256	2.24	9,102	50,194	2.22
Total earning assets	127,689	1,005,180	3.13	123,492	1,036,476	3.38	108,226	1,125,482	4.18
Allowance for credit losses	(1,649)			(1,401)			(1,191)
Cash and due from banks	1,390			1,245			1,298
Other assets	12,751			13,110			12,252
Total assets	$140,181			136,446			120,585
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$65,848	22,403	.14	62,927	26,454	.17	56,366	78,002	.56
Time deposits	4,715	14,519	1.22	5,354	19,883	1.49	5,672	21,872	1.55
Deposits at Cayman Islands office	957	241	.10	1,017	161	.06	1,672	3,419	.82
Total interest-bearing deposits	71,520	37,163	.21	69,298	46,498	.27	63,710	103,293	.65
Short-term borrowings	62	1	.01	63	2	.01	58	23	.16
Long-term borrowings	5,499	20,902	1.51	6,189	28,605	1.86	6,240	40,298	2.60
Total interest-bearing liabilities	77,081	58,066	.30	75,550	75,105	.40	70,008	143,614	.83
Noninterest-bearing deposits	44,786			42,497			32,456
Other liabilities	2,241			2,446			2,401
Total liabilities	124,108			120,493			104,865
Shareholders’ equity	16,073			15,953			15,720
Total liabilities and shareholders’ equity	$140,181			136,446			120,585
Net interest spread			2.83			2.98			3.35
Contribution of interest-free funds			.12			.15			.30
Net interest income/margin on earning assets		$947,114	2.95%		961,371	3.13%		981,868	3.65%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2019 Fourth Quarter			2019 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$23,548	$258,969	4.36%	23,326	283,291	4.82%
Real estate – commercial	35,039	452,752	5.06	35,200	462,759	5.14
Real estate – consumer	16,330	169,371	4.15	16,673	175,098	4.20
Consumer	15,327	203,205	5.26	14,879	204,097	5.44
Total loans and leases, net	90,244	1,084,297	4.77	90,078	1,125,245	4.96
Interest-bearing deposits at banks	8,944	37,277	1.65	7,405	40,388	2.16
Federal funds sold and agreements to resell securities	1,279	5,405	1.68	18	93	2.01
Trading account	70	765	4.36	67	149	.89
Investment securities (b)
U.S. Treasury and federal agencies	9,272	57,123	2.44	10,271	62,506	2.41
Obligations of states and political subdivisions	5	64	4.96	6	74	4.99
Other	767	6,364	3.29	798	6,593	3.28
Total investment securities	10,044	63,551	2.51	11,075	69,173	2.48
Total earning assets	110,581	1,191,295	4.27	108,643	1,235,048	4.51
Allowance for credit losses	(1,040)			(1,034)
Cash and due from banks	1,298			1,303
Other assets	11,715			11,476
Total assets	$122,554			120,388
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$57,103	95,585	.66	55,680	104,724	.75
Time deposits	6,015	23,958	1.58	6,343	25,456	1.59
Deposits at Cayman Islands office	1,716	4,922	1.14	1,522	6,218	1.62
Total interest-bearing deposits	64,834	124,465	.76	63,545	136,398	.85
Short-term borrowings	675	3,168	1.86	1,212	6,967	2.28
Long-term borrowings	6,941	49,437	2.83	7,121	56,214	3.13
Total interest-bearing liabilities	72,450	177,070	.97	71,878	199,579	1.10
Noninterest-bearing deposits	32,069			30,550
Other liabilities	2,203			2,123
Total liabilities	106,722			104,551
Shareholders’ equity	15,832			15,837
Total liabilities and shareholders’ equity	$122,554			120,388
Net interest spread			3.30			3.41
Contribution of interest-free funds			.34			.37
Net interest income/margin on earning assets		$1,014,225	3.64%		1,035,469	3.78%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2020.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

July 1 - July 31, 2020	—	—	—	$—
August 1 - August 31, 2020	300	105.95	—	—
September 1 - September 30, 2020	230	103.26	—	—
Total	530	104.78	—

(1)

The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and/or shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.

(2)	The authorization by M&T’s Board of Directors on July 17, 2019 for a stock repurchase program ended as of the end of the second quarter of 2020.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 4, 2020	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer