Form 10-K
period 2020-12-31
M&T BANK CORP
filed 2021-02-22
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2020: $12,939,363,542.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 19, 2021: 128,636,592 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2020

CROSS-REFERENCE SHEET

			Form 10-K Page
PART I
Item 1.	Business		4
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	65
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest‑bearing liabilities	65
	C.	Rate/volume variances	26
II.	Investment portfolio
	A.	Year-end balances	24,132
	B.	Maturity schedule and weighted average yield	98
	C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	133
III.	Loan portfolio
	A.	Year-end balances	24,135
	B.	Maturities and sensitivities to changes in interest rates	96
	C.	Risk elements
		Nonaccrual, past due and renegotiated loans	80,136-141
		Actual and pro forma interest on certain loans	137,144-145
		Nonaccrual policy	126-128
		Loan concentrations	89
IV.	Summary of loan loss experience
	A.	Analysis of the allowance for loan losses	79,143-149
		Factors influencing management’s judgment concerning the adequacy of the allowance and provision	77-89,128,143-149
	B.	Allocation of the allowance for loan losses	89,143-145
V.	Deposits
	A.	Average balances and rates	65
	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	99
VI.	Return on equity and assets		26,58,102-103,105
VII.	Short-term borrowings		155
Item 1A.	Risk Factors		27-48
Item 1B.	Unresolved Staff Comments		49
Item 2.	Properties		49
Item 3.	Legal Proceedings		50
Item 4.	Mine Safety Disclosures		50
	Executive Officers of the Registrant		50-52
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		53-55
	A.	Principal market	53
	B.	Approximate number of holders at year-end	24
	C.	Frequency and amount of dividends declared	25-26,113,124

			Form 10-K Page
	D.	Restrictions on dividends	11-12
	E.	Securities authorized for issuance under equity compensation plans	53-55
	F.	Performance graph	54
	G.	Repurchases of common stock	55
Item 6.	Selected Financial Data		55
	A.	Selected consolidated year-end balances	24
	B.	Consolidated earnings, etc.	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		55-114
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		115
Item 8.	Financial Statements and Supplementary Data		115
	A.	Report on Internal Control Over Financial Reporting	116
	B.	Report of Independent Registered Public Accounting Firm	117-119
	C.	Consolidated Balance Sheet — December 31, 2020 and 2019	120
	D.	Consolidated Statement of Income — Years ended December 31, 2020, 2019 and 2018	121
	E.	Consolidated Statement of Comprehensive Income — Years ended December 31, 2020, 2019 and 2018	122
	F.	Consolidated Statement of Cash Flows — Years ended December 31, 2020, 2019 and 2018	123
	G.	Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2020, 2019 and 2018	124
	H.	Notes to Financial Statements	125-205
	I.	Quarterly Trends	113
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		206
Item 9A.	Controls and Procedures		206
	A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	206
	B.	Management’s annual report on internal control over financial reporting	206
	C.	Attestation report of the registered public accounting firm	206
	D.	Changes in internal control over financial reporting	206
Item 9B.	Other Information		206
PART III
Item 10.	Directors, Executive Officers and Corporate Governance		206
Item 11.	Executive Compensation		207
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		207
Item 13.	Certain Relationships and Related Transactions, and Director Independence		207
Item 14.	Principal Accountant Fees and Services		207
PART IV
Item 15.	Exhibits and Financial Statement Schedules		207-210
Item 16.	Form 10-K Summary		210
SIGNATURES			211-213

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company (“BHC”) under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of M&T are located at One M&T Plaza, Buffalo, New York 14203. M&T was incorporated in November 1969. M&T and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2020 the Company had consolidated total assets of $142.6 billion, deposits of $119.8 billion and shareholders’ equity of $16.2 billion. The Company had 16,718 full-time and 655 part-time employees as of December 31, 2020.

At December 31, 2020, M&T had two wholly owned bank subsidiaries: Manufacturers and Traders Trust Company (“M&T Bank”) and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2020, M&T Bank represented 99% of consolidated assets of the Company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2020, M&T Bank had 716 domestic banking offices located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in George Town, Cayman Islands. As of December 31, 2020, M&T Bank had consolidated total assets of $142.2 billion, deposits of $121.1 billion and shareholder’s equity of $15.9 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”). As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust, N.A. offers various trust and wealth management services. As of December 31, 2020, Wilmington Trust, N.A. had total assets of $6.2 billion, deposits of $5.5 billion and shareholder’s equity of $630 million.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2020, Wilmington Trust Company had total assets of $1.3 billion and shareholder’s equity of $654 million. Revenues of Wilmington Trust Company were $126 million in 2020. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2020, M&T Insurance Agency had assets of $43 million and shareholder’s equity of $23 million. M&T Insurance Agency recorded revenues of $37 million during 2020. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2020, M&T Realty Capital serviced or sub-serviced $22.2 billion of commercial mortgage loans for non-affiliates and had assets of $725 million and shareholder’s equity of $174 million. M&T Realty Capital recorded revenues of $160 million in 2020. The headquarters of M&T Realty Capital are located at One Light Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended, and as an investment advisor under the Investment Advisors Act of 1940, as amended (the “Investment Advisors Act”). M&T Securities is licensed as a life insurance agent in each state where M&T Bank operates branch offices and in a number of other states. It provides securities brokerage, investment advisory and insurance services. As of December 31, 2020, M&T Securities had assets of $63 million and shareholder’s equity of $41 million. M&T Securities recorded $89 million of revenue during 2020. The headquarters of M&T Securities are located at 285 Delaware Avenue, Buffalo, New York 14202.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2020, WT Investment Advisors had assets of $52 million and shareholder’s equity of $46 million. WT Investment Advisors recorded revenues of $39 million in 2020. The headquarters of WT Investment Advisors are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Funds Management Corporation (“Wilmington Funds Management”) is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as an investment advisor to the Wilmington Funds. Wilmington Funds Management had

assets and shareholder’s equity of $22 million as of December 31, 2020. Wilmington Funds Management recorded revenues of $22 million in 2020. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and provides investment management services to clients, including certain private funds. As of December 31, 2020, WTIM has assets of $12 million and shareholder’s equity of $10 million. WTIM recorded revenues of $4 million in 2020. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2020.

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

Permissible Activities under the BHC Act

In general, the BHCA limits the business of a BHC to banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies are obligated by a Federal Reserve policy to serve as a managerial and financial source of strength to their subsidiary depository institutions, including committing resources to support such subsidiaries. This support may be required at times when M&T may not be inclined or able to provide it. In addition, any capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

M&T elected to become a financial holding company on March 1, 2011. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” The failure to meet such requirements could result in material restrictions on the activities of M&T and may also adversely affect M&T’s ability to enter into certain transactions, including acquisitions, or obtain necessary approvals in connection therewith, as well as loss of financial holding company status. Additionally, if all of the Company’s depository institution subsidiaries have not received at least a “satisfactory” rating on its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”), it would not be able to commence any new financial activities or acquire a company that engages in such activities, although it would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. For recent revisions to the CRA, see the section captioned “Community Reinvestment Act” included herein.

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

In October 2019, the Federal Reserve and the other Federal bank regulators adopted rules that tailor the application of the enhanced prudential standards to bank holding companies and of capital and liquidity requirements to bank holding companies and depository institutions (the “Tailoring Rules”). The Tailoring Rules assign each U.S. bank holding company with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators: (1) cross-jurisdictional activity, (2) weighted short-term wholesale funding, (3) nonbank assets, (4) off-balance sheet exposure, and (5) status as a U.S. global systemically important bank holding company (“G-SIB”). Under the Tailoring Rules, M&T (and, pursuant to the Tailoring Rules, its depository institution subsidiaries) is subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III.

Under the Tailoring Rules, Category IV firms, among other things, (1) are not subject to any Liquidity Coverage Ratio (“LCR”) or Net Stable Funding Ratio (“NSFR”) (or, in certain cases, subject to reduced requirements), (2) remain eligible to opt-out of the requirement to recognize most elements of Accumulated Other Comprehensive Income (“AOCI”) in regulatory capital, (3) are no longer subject to company-run stress testing requirements, (4) are subject to supervisory stress testing on a biennial basis rather than an annual basis, (5) are subject to requirements to develop and maintain a capital plan on an annual basis and (6) are subject to certain liquidity risk management and risk committee requirements. Category IV firms continue not to be subject to (1) advanced approaches capital requirements, (2) the supplementary leverage ratio and (3) the countercyclical capital buffer. Other elements of the Tailoring Rules are discussed in further detail throughout this section.

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

In March 2020, the Federal Reserve and the other federal banking regulators adopted rules to integrate the stress testing regime with ongoing supervisory capital requirements by introducing a dynamic and bespoke stress capital buffer requirement (the “Stress Capital Buffer”) for firms subject to CCAR supervisory stress tests. Under the final rule, the capital conservation buffer requirement was amended by replacing the static 2.5% risk-weighted assets component of the buffer with the Stress Capital Buffer, which will be based on a firm’s individual supervisory stress test and cannot be less than 2.5% of risk-weighted assets. As applicable to Category IV firms, M&T’s Stress Capital Buffer, which is 2.5%, remains effective for two years, commencing on October 1, 2020, unless the firm’s Stress Capital Buffer is reset in connection with a resubmission of a capital plan. Accordingly, it currently is subject to a CET1 capital requirement of 7.0% (a sum of the Stress Capital Buffer and the minimum CET 1 capital ratio). During these two years, M&T is required to maintain its Stress Capital Buffer above its minimum CET1 risk-based, Tier 1 risk-based and total risk-based capital requirements in order to avoid restrictions on capital distributions and discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” since March 2020, defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of all net income over the preceding four quarters.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV will depend on the manner in which it is implemented by the federal banking regulators.

Stress Testing and Capital Plan Review

As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve conducts periodic analyses of bank holding companies with at least $100 billion in total consolidated assets to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in baseline and severely adverse economic and financial scenarios generated by the Federal Reserve. For Category IV firms, such as M&T, these supervisory stress tests occur on a biennial basis, including 2020. The Federal Reserve may also use additional components in the severely adverse scenario or additional or more complex scenarios designed to capture salient risks to specific business groups. A summary of results of the Federal Reserve’s analysis under the severely adverse stress scenario is publicly disclosed. Under the Tailoring Rules, Category IV firms, including M&T, are no longer subject to company-run stress testing requirements. However, they remain subject to required capital plan submissions and to the associated reporting requirements.

In addition, bank holding companies with total consolidated assets of $100 billion or more, such as M&T, must submit annual capital plans for approval as part of the Federal Reserve’s CCAR process. The comprehensive capital plans include a view of capital adequacy under various scenarios — including a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one BHC-defined stress scenario, and severely adverse scenarios provided by the Federal Reserve. The CCAR process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve on a quarterly basis to allow the Federal Reserve to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above. In September 2020, the Federal Reserve issued a proposal to align its CCAR process with the categories of standards set forth in the Tailoring Rules and requested comment on all its capital planning guidance. Under the proposal, for Category IV firms, the portion of the Stress Capital Buffer based on the Federal Reserve’s supervisory stress tests would be calculated every other year. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated Stress Capital Buffer that reflects the firm’s updated planned common stock dividends. A Category IV firm would also be able to elect to participate in the supervisory stress test in a year in which the firm would not normally be subject to the supervisory stress test and consequently receive an updated Stress Capital Buffer.  In June 2020, all bank holding companies participating in CCAR 2020, including M&T, were required by the Federal Reserve to resubmit their capital plans in November 2020 in light of the ongoing economic effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic. As a result of this resubmission requirement, M&T and the other bank holding companies participating in CCAR have been subject to the limitations on distributions described below since the third quarter of 2020.

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

Under the Stress Capital Buffer Rule adopted in March 2020, a bank holding company’s planned capital distributions must be consistent with any effective distribution limitations that would apply under the firm’s own baseline projections, including its Stress Capital Buffer. Additionally, as noted above, in March 2020, the Federal Reserve and the other federal banking regulators adopted rules to integrate the stress testing regime with supervisory capital requirements by introducing the Stress Capital Buffer for firms subject to CCAR supervisory stress tests. M&T’s ability to make capital distributions may be impacted in the event that M&T fails to maintain its Stress Capital Buffer above its minimum CET1 risk-based, Tier-1 risk-based and total risk-based capital requirements.

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

An insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed herein. Dividend payments by M&T to its shareholders and common stock repurchases by M&T are subject to the oversight of the Federal Reserve. As described under “Stress Testing and Capital Plan Review,” dividends and common stock repurchases (net of any new stock issuances as per a capital plan) generally may only be paid or made under a capital plan as to which the Federal Reserve has not objected.

The final rule implementing the Stress Capital Buffer (See above, “Capital Requirements”) also provides that a BHC must receive prior approval for any dividend, stock repurchase, or other capital distribution other than a capital distribution on a newly issued capital instrument, if the BHC is required to resubmit its capital plan. In connection with the November 2020 resubmission described under “Stress Testing and Capital Plan Review,” the Federal Reserve required those BHCs to suspend stock repurchases during the third and fourth quarters of 2020, and not to increase common stock dividends or pay common stock dividends in excess of their average net income over the past four quarters. In the first quarter of 2021, Federal Reserve rules permit BHCs to repurchase stock and pay dividends at a combined aggregate value of the average of their net income from the previous four quarters.

Liquidity

Under the Tailoring Rules, the Company is not subject to the Federal Reserve and other federal banking regulators rules, which implement a U.S. version of the Basel Committee’s LCR requirement, which is intended to ensure that banks hold sufficient amounts of so-called “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario or the Net Stable Funding Ratio, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. The Federal Reserve’s enhanced prudential standards, however, require the Company, as a bank holding company with $100 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, which include maintaining a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management.

Under the Tailoring Rules, M&T also remains subject to liquidity risk management requirements, that require the company to: (i) calculate collateral positions monthly, as opposed to weekly; (ii) establish a more limited set of liquidity risk limits; and (iii) monitor fewer elements of intraday liquidity risk exposures. M&T is also subject to liquidity stress testing quarterly, rather than monthly, and is required to report liquidity data on the FR 2052a on a monthly basis. M&T remains subject to the liquidity buffer requirements.

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

Volcker Rule

The so-called Volcker Rule limits proprietary trading and investing in and sponsoring certain hedge funds and private equity funds (defined as “covered funds” in the Volcker Rule). The Company does not engage in any significant amount of proprietary trading as defined in the Volcker Rule and implemented the required procedures for those areas in which trading does occur. In addition, the Company does not engage in any significant covered fund activities that are impacted by the Volcker Rule.

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

Limits on Undercapitalized Depository Institutions

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The FDIC has specified by regulation the relevant capital levels for each category. The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The Federal Reserve’s regulations applicable to bank holding companies separately define “well capitalized.” A financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status. Under existing rules, a depository institution that is not an advanced approaches institution is deemed to be “well capitalized” if it has (i) a CET1 ratio of at least 6.5%, (ii) a Tier 1 capital ratio of at least 8%, (iii) a Total capital ratio of at least 10%, and (iv) a Tier 1 leverage ratio of at least 5%.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries or affiliates (M&T Insurance Agency, Inc., M&T Realty Capital Corporation, M&T Securities, Inc., Wilmington Trust, N.A., Wilmington Trust Investment Advisors, Inc.) may borrow or otherwise obtain funding from M&T Bank and Wilmington Trust, N.A. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any “covered transaction” by M&T Bank and Wilmington Trust, N.A. (or any of their respective subsidiaries) with an affiliate must in certain cases be secured by designated amounts of specified collateral and must be limited as follows: (i) in the case of any single such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries may not exceed 10% of the capital stock and surplus of such insured depository institution, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of an insured depository institution and its subsidiaries may not exceed 20% of the capital stock and surplus of such insured depository institution. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on terms and under circumstances including credit standards, (i) that are substantially the same, or at least as favorable to such bank or its subsidiary, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies, or in the absence of comparable transactions, or (ii) that in good faith would be offered to, or would apply to, nonaffiliated companies.

FDIC Insurance Assessments

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

The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues and includes the parties’ performance under the CRA and compliance with laws, especially consumer protection laws. When evaluating a transaction, the Federal Reserve must also take into account the institutions’ effectiveness in combating money laundering and consider the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system.

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

In addition, the NYSDFS issued guidance emphasizing that its regulated banking institutions, including M&T Bank, must ensure that any incentive compensation arrangements tied to employee performance indicators are subject to effective risk management, oversight and control.

Resolution Planning

Pursuant to the Dodd-Frank Act, as amended by EGRRCPA, certain bank holding companies are required to report periodically to the Federal Reserve and the FDIC a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. In late 2019, in connection with the release of the Tailoring Rules, the Federal Reserve and FDIC finalized rules that, among other things, adjusted the review cycles and applicability of the agencies’ resolution planning requirements. Under these rules, Category IV firms such as M&T are no longer required to submit resolution plans.

The FDIC has separately implemented a resolution planning rule that requires insured depository institutions (“IDIs”) with $50 billion or more in total assets, such as M&T Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In April 2019, the FDIC released an advance notice of proposed rulemaking about potential changes to its resolution planning requirements for IDIs. In January 2021, the FDIC lifted its moratorium on resolution plans required for IDIs with $100 billion or more in total assets. This resumption in resolution planning requirements contemplates periodic engagement with IDIs and a minimum twelve-month advance notice prior to a required resolution plan submission.

Insolvency of an Insured Depository Institution or a Bank Holding Company

If the FDIC is appointed as conservator or receiver for an insured depository institution such as M&T Bank or Wilmington Trust, N.A., upon its insolvency or in certain other events without limitation, the FDIC has the power:

•

to transfer any of the depository institution’s assets and liabilities to a new depository institution, including a newly formed “bridge” bank without the approval of the insolvent depository institution’s creditors or equity holders;

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

Financial Privacy and Cyber Security

The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public and personally identifiable information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. If established, the enhanced cyber risk management standards would be designed to help reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. In May 2019, the Federal Reserve announced that it would revisit the Advance Notice of Proposed Rulemaking in the future. In December 2020, the federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The Notice of Proposed Rulemaking also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

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

Many state regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations, including implementing or modifying their data breach notification and data privacy requirements. One example is the California Consumer Privacy Act, which became effective on January 1, 2020 and applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds.

Consumer Protection Laws and the Consumer Financial Protection Bureau Supervision

In connection with their respective lending and leasing activities, M&T Bank, Wilmington Trust, N.A. and certain of their subsidiaries, are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. Such laws include: the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Electronic Fund Transfer Act, the Real Estate Settlement Procedures Act, the Military Lending Act, the Servicemembers Civil Relief Act, and various state law counterparts. Furthermore, the CFPB has issued integrated disclosure requirements under the Truth in Lending Act and the Real Estate

Settlement Procedures Act that relate to the provision of disclosures to borrowers. There are also consumer protection laws governing deposit taking activities (e.g. Truth in Savings Act), as well securities and insurance laws governing certain aspects of the Company’s consolidated operations.

The CFPB has broad powers to supervise and enforce most federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, including M&T Bank.

In addition, federal law permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Community Reinvestment Act

The CRA is intended to encourage depository institutions to help meet the credit needs of the communities in which they operate, including low- and moderate-income neighborhoods, consistent with safe and sound operations. CRA examinations are conducted by the federal agencies that are responsible for supervising the relevant depository institutions: the Federal Reserve Board, the FDIC and the OCC. For purposes of the CRA, M&T is regulated by the Federal Reserve Board. A financial institution’s performance in helping to meet the credit needs of its community is evaluated in the context of information about the institution (capacity, constraints and business strategies), its community (demographic and economic data, lending, investment, and service opportunities), and its competitors and peers. Upon completion of a CRA examination, an overall CRA Rating is assigned using a four-tiered rating system. These ratings are: “Outstanding,” “Satisfactory,” “Needs to Improve” and “Substantial Noncompliance.” The CRA evaluation is used in evaluating applications for future approval of bank activities including mergers, acquisitions, charters, branch openings and deposit facilities. An unsatisfactory CRA evaluation could result in the delay or denial of acquisition or merger applications, among other activities. M&T Bank has a current rating of “Outstanding.” M&T Bank is also subject to New York State CRA examination and is assessed using a 1 to 4 scoring system. M&T Bank currently has a rating of 1, or “Outstanding” from the NYSDFS. Wilmington Trust, N.A. has been designated a special purpose trust company since March 3, 2016, and is therefore exempt from the requirements of the CRA. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020 without the other federal banking agencies. In September 2020, the Federal Reserve released an Advance Notice of Proposed Rulemaking that seeks public comment on ways to modernize the Federal Reserve’s CRA regulation. The effects on the Company of any potential change to the CRA rules will depend on the final form of any Federal Reserve rulemaking and cannot be predicted at this time.  The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

Bank Secrecy Act Regulation and Anti-Money Laundering Obligations

Federal laws and regulations impose obligations on U.S. financial institutions, including banks and broker/dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. These provisions also require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution, including the denial by federal regulators of proposed merger, acquisition, restructuring or other expansionary activity.

The Financial Crimes Enforcement Network, which drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and Bank Secrecy Act legislation, has adopted rules that require financial institutions to, among other things, obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and M&T continues to monitor and augment, where necessary, its Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) Compliance Program.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January as part of the National Defense Authorization Act for Fiscal Year 2021. The AMLA is intended to be the most comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws since the BSA was enacted. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections. M&T will modify its anti-money laundering compliance program as necessary to comply with the changes reflected in the AMLA and the regulations that will implement it.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that prohibit transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including denial by federal regulators of proposed merger, acquisition, restructuring, or other expansionary activity. The OFAC rules are included as part of M&T’s BSA/AML Compliance Program, which M&T continues to monitor and augment, where necessary.

Regulation of Insurers and Insurance Brokers

The Company’s operations in the areas of insurance agency/brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity. Certain of M&T’s subsidiaries that are engaged in insurance-related activities are subject to extensive regulatory supervision and to insurance laws and regulations requiring, among other things, maintenance of capital, record keeping, reporting and examinations.

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

Human Capital Resources

M&T recognizes employees are the difference makers that drive success. The Company’s talent strategy focuses on recruiting, developing, promoting and retaining high-performing individuals of diverse backgrounds whose strengths align with M&T’s values, purpose and leadership competencies to create and maintain a highly competitive workforce.

As of December 31, 2020, the Company employed 17,373 full-time and part-time employees.  The Company’s employee base is concentrated in the Northeast and Mid-Atlantic United States, with approximately 58% of employees residing in New York, followed by 13% in Maryland, 11% in Delaware and the remainder primarily concentrated in the other states where M&T Bank maintains a retail bank branch presence.  Approximately 4% of the Company’s employee base resides outside of its retail banking footprint.  Inclusive in the above, as of December 31, 2020, the Company employed 106 international employees based in the UK, Ireland, Canada, Germany and France.

The Company’s employee base includes 4,028 employees that support customers in the retail branch network. Overall, the average tenure of the Company’s employees is 10 years and the average tenure of the Executive Officers that comprise M&T’s Management Committee is 23 years.

Diversity, Inclusion and Belonging

M&T strives to foster an inclusive environment through which the unique talents and perspectives of each employee are understood, valued, respected and leveraged. The Company’s recruiting and engagement efforts are focused on attracting, promoting and retaining diverse, talented employees at all levels. As of December 31, 2020, the Company’s workforce consisted of approximately 60% women and 23% people of color.

M&T supports several employee resource group charters and chapters that are voluntary, employee-driven groups organized around a particular shared interest and characteristic, such as race, ethnicity, gender, sexual orientation or differing abilities. Approximately 36% of the Company’s employees and 50% of managers are involved in these groups. The Company’s diversity efforts are led by the its Chief Diversity Officer, who is a member of the senior leadership team, and the Senior Leadership Diversity & Inclusion Council, both of which champion inclusion efforts throughout the Company. M&T's Board of Directors also receives updates on the Company's diversity, inclusion and belonging efforts. Additionally, the Company’s Rising Leadership Development Program focuses on building a successful talent pipeline by strengthening the leadership skills and connections of the Company’s high-performing, diverse employees.

Development and Engagement

The Company’s performance management philosophy is foundational to its employees’ success, focusing on reinforcing values, providing continuous, transparent feedback and recognizing and rewarding outstanding performance. The Company helps empower employee performance and cultivate employee development through a variety of learning offerings on topics such as technical, job-specific skills and professional development, including courses aligned with the Company’s enterprise-wide leadership competencies. Training content is made available as synchronous, asynchronous, and blended learning solutions to promote employee access. The Company also invests in creating its leaders of tomorrow through various internal programs, including but not limited to its Manager Acceleration Program, Management Development Program, Executive Associate Program and Technology Development Program.

M&T’s commitment to finding the best talent, creating a positive employee experience and fostering development results in a highly engaged employee base that drives the Company’s success. Since 2001, the Company has conducted 15 “Engagement Surveys,” with average participation rates above 90%, demonstrating a commitment to fostering candid, open and honest, two-way communication with employees to create the best, possible workplace. All survey results are reviewed with senior management and shared with individual managers, who identify and implement improvements based on employees’ feedback, as well as presented to M&T's Board of Directors. Employees also participate in action planning within individual work groups. Throughout 2020, the Company issued 15 additional surveys to continuously monitor employee welfare during the COVID-19 pandemic and prioritize any needed employee support initiatives.

Compensation, Health and Wellness

The Company provides what it believes are comprehensive compensation and benefits programs intended to attract, retain and incentivize its employees. In addition to salaries, these programs (which vary by country and region) include annual bonuses, stock awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, family care resources, flexible work schedules, employee assistance programs and tuition assistance, among others.

The Company’s wellness program provides employees and their families with resources that may be helpful in navigating life events and are designed to provide support to help improve their well-being. In addition to addressing employees’ physical needs through flexible and convenient medical plan and telemedicine options, M&T endeavors to find ways to contribute to employees’ emotional health and social well-being through various programs offered to employees.  The Company partners with several of its medical partners to offer sponsored events and courses, led by medical experts, and also works to help employees manage their financial wellness through free educational resources.

In response to the global COVID-19 pandemic, the Company implemented increased safety measures, such as introducing social distancing guidelines and providing protective equipment and increased sanitation at all work sites.  The Company also implemented work from home practices for employees capable of performing their duties remotely.  M&T will continue to monitor the COVID-19 pandemic and take appropriate measures to protect the safety and health of employees.

Competition

The Company faces extensive and intensive competition in the products and services it offers. The Company competes in offering commercial and personal financial and wealth services with other banking institutions and thrifts and with firms in a number of other industries, such as credit unions, personal loan companies, sales finance companies, leasing companies, securities brokerage firms, mutual fund companies, hedge funds, wealth and investment advisory firms, insurance companies and other financial services-related entities. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis.

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

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2020	2019	2018	2017	2016
	(In thousands)

Interest-bearing deposits at banks	$23,663,810	$7,190,154	$8,105,197	$5,078,903	$5,000,638
Federal funds sold	—	3,500	—	—	—
Trading account	1,068,581	470,129	185,584	132,909	323,867
Investment securities
U.S. Treasury and federal agencies	6,360,218	8,746,749	11,746,240	13,851,832	15,090,578
Obligations of states and political subdivisions	1,531	4,915	9,153	27,151	64,499
Other	683,948	745,587	937,420	785,542	1,095,391
Total investment securities	7,045,697	9,497,251	12,692,813	14,664,525	16,250,468
Loans and leases
Commercial, financial, leasing, etc.	27,801,382	23,987,897	23,136,913	21,900,258	22,770,629
Real estate — construction	10,068,141	9,010,297	8,823,635	8,125,925	8,066,756
Real estate — mortgage	44,447,376	42,816,450	42,816,858	44,965,038	48,134,198
Consumer	16,558,889	15,373,881	13,956,086	13,251,665	12,130,094
Total loans and leases	98,875,788	91,188,525	88,733,492	88,242,886	91,101,677
Unearned discount	(339,921)	(265,656)	(267,015)	(253,903)	(248,261)
Loans and leases, net of unearned discount	98,535,867	90,922,869	88,466,477	87,988,983	90,853,416
Allowance for credit losses	(1,736,387)	(1,051,071)	(1,019,444)	(1,017,198)	(988,997)
Loans and leases, net	96,799,480	89,871,798	87,447,033	86,971,785	89,864,419
Goodwill	4,593,112	4,593,112	4,593,112	4,593,112	4,593,112
Core deposit and other intangible assets	14,165	29,034	47,067	71,589	97,655
Real estate and other assets owned	34,668	85,646	78,375	111,910	139,206
Total assets	142,601,105	119,872,757	120,097,403	118,593,487	123,449,206

Noninterest-bearing deposits	47,572,884	32,396,407	32,256,668	33,975,180	32,813,896
Savings and interest-checking deposits	67,680,840	54,932,162	50,963,744	51,698,008	52,346,207
Time deposits	3,899,910	5,757,456	6,124,254	6,580,962	10,131,846
Deposits at Cayman Islands office	652,104	1,684,044	811,906	177,996	201,927
Total deposits	119,805,738	94,770,069	90,156,572	92,432,146	95,493,876
Short-term borrowings	59,482	62,363	4,398,378	175,099	163,442
Long-term borrowings	4,382,193	6,986,186	8,444,914	8,141,430	9,493,835
Total liabilities	126,413,822	104,156,108	104,637,212	102,342,668	106,962,584
Shareholders’ equity	16,187,283	15,716,649	15,460,191	16,250,819	16,486,622

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2020	2019	2018	2017	2016

Shareholders	16,797	17,333	18,099	18,864	19,802
Employees	17,373	17,773	17,267	16,794	16,973
Offices	751	771	794	833	855

Table 3

CONSOLIDATED EARNINGS

	2020	2019	2018	2017	2016
	(In thousands)
Interest income
Loans and leases, including fees	$3,975,053	$4,442,182	$4,164,561	$3,742,867	$3,485,050
Investment securities
Fully taxable	176,469	288,532	323,912	361,157	361,494
Exempt from federal taxes	183	321	665	1,431	2,606
Deposits at banks	32,956	141,397	108,182	61,326	45,516
Other	8,051	7,161	1,391	1,014	1,205
Total interest income	4,192,712	4,879,593	4,598,711	4,167,795	3,895,871
Interest expense
Savings and interest-checking deposits	146,701	368,003	215,411	133,177	87,704
Time deposits	66,280	95,426	51,423	61,505	102,841
Deposits at Cayman Islands office	4,054	21,917	5,633	1,186	797
Short-term borrowings	28	24,741	5,386	1,511	3,625
Long-term borrowings	109,332	239,242	248,556	189,372	231,017
Total interest expense	326,395	749,329	526,409	386,751	425,984
Net interest income	3,866,317	4,130,264	4,072,302	3,781,044	3,469,887
Provision for credit losses	800,000	176,000	132,000	168,000	190,000
Net interest income after provision for credit losses	3,066,317	3,954,264	3,940,302	3,613,044	3,279,887
Other income
Mortgage banking revenues	566,641	457,770	360,442	363,827	373,697
Service charges on deposit accounts	370,788	432,978	429,337	427,372	419,102
Trust income	601,884	572,608	537,585	501,381	472,184
Brokerage services income	47,428	48,922	51,069	61,445	63,423
Trading account and foreign exchange gains	40,536	62,044	32,547	35,301	41,126
Gain (loss) on bank investment securities	(9,421)	18,037	(6,301)	21,279	30,314
Other revenues from operations	470,588	469,320	451,321	440,538	426,150
Total other income	2,088,444	2,061,679	1,856,000	1,851,143	1,825,996
Other expense
Salaries and employee benefits	1,950,692	1,900,797	1,752,264	1,648,794	1,618,074
Equipment and net occupancy	322,037	324,079	298,828	295,084	295,141
Outside data processing and software	258,480	229,731	199,025	184,670	172,389
FDIC assessments	53,803	41,535	68,256	101,871	105,045
Advertising and marketing	61,904	93,472	85,710	69,203	87,137
Printing, postage and supplies	39,869	39,893	35,658	35,960	39,546
Amortization of core deposit and other intangible assets	14,869	19,490	24,522	31,366	42,613
Other costs of operations	683,586	819,685	823,529	773,377	687,540
Total other expense	3,385,240	3,468,682	3,288,062	3,140,325	3,047,485
Income before income taxes	1,769,521	2,547,261	2,508,240	2,323,862	2,058,398
Income taxes	416,369	618,112	590,160	915,556	743,284
Net income	$1,353,152	$1,929,119	$1,918,080	$1,408,306	$1,315,114
Dividends declared
Common	$569,076	$552,216	$510,458	$457,200	$441,765
Preferred	68,228	72,482	72,521	72,734	81,270

Table 4

COMMON SHAREHOLDER DATA

	2020	2019	2018	2017	2016
Per share
Net income
Basic	$9.94	$13.76	$12.75	$8.72	$7.80
Diluted	9.94	13.75	12.74	8.70	7.78
Cash dividends declared	4.40	4.10	3.55	3.00	2.80
Common shareholders’ equity at year-end	116.39	110.78	102.69	100.03	97.64
Tangible common shareholders’ equity at year-end	80.52	75.44	69.28	69.08	67.85
Dividend payout ratio	44.32%	29.70%	27.66%	34.24%	35.81%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2020 Compared with 2019			2019 Compared with 2018
		Resulting from Changes in:			Resulting from Changes in:
	Total Change	Volume	Rate	Total Change	Volume	Rate
	(Increase (decrease) in thousands)
Interest income
Loans and leases, including fees	$(472,523)	336,371	(808,894)	$278,610	101,577	177,033
Deposits at banks	(108,441)	85,334	(193,775)	33,215	24,193	9,022
Federal funds sold and agreements to resell securities	1,478	9,526	(8,048)	5,484	5,487	(3)
Trading account	(731)	(358)	(373)	363	259	104
Investment securities
U.S. Treasury and federal agencies	(97,088)	(74,239)	(22,849)	(38,192)	(51,898)	13,706
Obligations of states and political subdivisions	(173)	(189)	16	(449)	(433)	(16)
Other	(14,979)	(2,536)	(12,443)	2,818	855	1,963
Total interest income	$(692,457)			$281,849
Interest expense
Interest-bearing deposits
Savings and interest-checking deposits	$(221,304)	51,927	(273,231)	$152,593	10,760	141,833
Time deposits	(29,146)	(19,098)	(10,048)	44,003	2,525	41,478
Deposits at Cayman Islands office	(17,863)	(3,417)	(14,446)	16,284	15,529	755
Short-term borrowings	(24,713)	(12,130)	(12,583)	19,355	16,135	3,220
Long-term borrowings	(129,909)	(49,983)	(79,926)	(9,314)	(34,168)	24,854
Total interest expense	$(422,935)			$222,921
(a)

Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

Risk Factors Summary

Risks Relating to COVID-19 Pandemic

•	The Company’s business, financial condition, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

Market Risk

•	Weakness in the economy has adversely affected the Company in the past and may adversely affect the Company in the future.
•	The Company’s business and financial performance is impacted significantly by market interest rates and movements in those rates over which the Company has no control.
•	The forecasted discontinuation of LIBOR and the emergence of one or more alternative benchmark indices to replace LIBOR could adversely impact the Company’s business and results of operations.
•	The Company’s business and performance is vulnerable to the impact of volatility in debt and equity markets.
•	The Company’s regional concentrations expose it to adverse economic conditions in its primary retail banking office footprint.

Risks Relating to Compliance and the Regulatory Environment

•	The Company is subject to extensive government regulation and supervision.
•	The Company may be subject to more stringent capital and liquidity requirements.
•

M&T’s ability to return capital to shareholders and to pay dividends on common stock may be adversely affected by market and other factors outside of its control and will depend, in part, on a review of its capital plan by the Federal Reserve.

•	If an orderly liquidation of a systemically important BHC or non-bank financial company were triggered, M&T could face assessments for the Orderly Liquidation Fund (“OLF”).

Credit Risk

•	Deteriorating credit quality could adversely impact the Company.
•	If the Company is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.
•	The Company may be adversely affected by the soundness of other financial institutions.

Liquidity Risk

•	The Company must maintain adequate sources of funding and liquidity.
•	M&T relies on dividends from its subsidiaries for its liquidity.

Strategic Risk

•	The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company’s revenue and profitability.
•	Difficulties in combining the operations of acquired entities with the Company’s own operations may prevent M&T from achieving the expected benefits from its acquisitions.
•	M&T could suffer if the Company fails to attract and retain skilled personnel.

Operational Risk

•	The Company is subject to operational risk which could adversely affect the Company’s business and reputation and create material legal and financial exposure.
•	The Company’s information systems may experience interruptions or breaches in security.
•	The Company could incur higher costs, experience lower revenue, and suffer reputational damage in the event of the theft, loss or misuse of information, including due to a cyber security attack.

•

The Company is subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage.

•	M&T relies on other companies to provide key components of the Company’s business infrastructure.
•

The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Business Risk

•	Changes in accounting standards could impact the Company’s financial condition and results of operations.
•	The Company’s reported financial condition and results of operations depend on management’s selection of accounting methods and require management to make estimates about matters that are uncertain.
•	The Company’s models used for business planning purposes could perform poorly or provide inadequate information.
•	The Company is exposed to reputational risk.
•	The Company’s framework for managing risks may not be effective.
•	Severe weather, natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact the Company’s business

Risk Factors

M&T and its subsidiaries face a number of potential risks and uncertainties that are difficult to predict. As a financial institution certain risk elements are inherent in the ordinary course of the Company’s business activities and adverse experience with those risks could have a material impact on the Company’s business, financial condition and results of operations, as well as on the values of the Company’s financial instruments and M&T’s common stock. The Company has developed a risk management process to identify, understand, mitigate and balance its exposure to significant risks. The following risk factors set forth some of the risks that could materially and adversely impact the Company, although there may be additional risks that are not presently material or known that may adversely affect the Company.

Risks Relating to COVID-19 Pandemic

M&T’s business, financial condition, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The Coronavirus Disease 2019 (“COVID-19”) pandemic has caused severe disruption to the U.S. and global economy and created significant volatility in the financial markets.  The duration of this disruption and impact cannot be reasonably estimated at this time.

The pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, capital and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect the Company’s business, financial condition, capital and results of operations will depend on future developments, including the scope and duration of the pandemic, the effectiveness and distribution of vaccines and other public health measures, the continued effectiveness of M&T’s business continuity plans, the direct and indirect impact of the pandemic on the Company’s employees, customers, clients, counterparties, vendors, service providers and other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic, all of which are highly uncertain and cannot be reasonably predicted.

The COVID-19 pandemic contributed to:

•	Increased unemployment levels, interrupted income of consumers and decreased consumer confidence generally, leading to an increased risk of delinquencies, defaults and foreclosures;
•	Increased disruption to businesses, permanent or temporary closure of businesses and decreased business confidence generally, leading to increased risk of delinquencies, defaults and bankruptcies;
•	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets;
•	A decrease in the rates and yields on U.S. Treasury securities, which has negatively impacted the Company’s net interest income and margin;
•	Declines in collateral values;
•	Increased demands on capital and liquidity, leading M&T to cease repurchases of its common stock in 2020;
•	A reduction in the value of the assets that the Company manages or otherwise administers or services for customers, affecting related fee income and demand for the Company’s services;
•

Heightened cybersecurity, information security and operational risks to the Company, including as a result of remote work arrangements for employees and increased digital and mobile banking activities by customers;

•

Disruptions to the business operations of the Company, including temporary branch closures and disruptions to branch and office openings, supply chains and employee travel and working arrangements; and

•	Disruptions to business operations at counterparties, vendors and other service providers.

The pandemic is likely to continue to contribute to these risks and impacts and could affect geographic areas in which the Company operates differently as further noted herein under “Market Risk” and “Credit Risk.” As a result, the Company’s credit, operational and other risks are generally expected to remain elevated until the pandemic subsides. In addition, the Company’s business operations continue to be at risk of adverse disruption if significant portions of the Company’s workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology that disrupt remote work arrangements or other effects of the pandemic, or if the Company is unable to keep branches or offices open, including because of risk of infection.

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

The length of the pandemic and the efficacy of the measures being put in place to address it are unknown. It is unknown when there will be a return to normal business activity and a subsiding of the economic stress associated with the pandemic. Prolonged continuation of the pandemic could worsen these risks and impacts. Until the pandemic subsides, the Company expects the potential for reduced revenues in many of its fee-related businesses and increased customer and client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy may experience a prolonged economic slowdown or recession, and M&T anticipates the Company’s businesses would be materially and adversely affected by a prolonged economic slowdown or recession. To the extent the pandemic adversely affects the Company’s business, financial condition, liquidity, capital or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and M&T’s other filings with the Securities and Exchange Commission.

Market Risk

Weakness in the economy has adversely affected the Company in the past and may adversely affect the Company in the future.

Poor business and economic conditions in general or specifically in markets served by the Company could have adverse effects on the Company’s business including:

•	A decrease in the demand for loans and other products and services offered by the Company.
•	A decrease in net interest income derived from the Company’s lending and deposit gathering activities.
•	A decrease in the value of the Company’s investment securities, loans held for sale or other assets secured by residential or commercial real estate.
•	Other-than-temporary impairment of investment securities in the Company’s investment securities portfolio or other investments.
•	A decrease in fees from the Company’s brokerage, trust, and investment management businesses associated with declines or lack of growth in stock market prices.
•	Potential higher FDIC assessments due to the DIF falling below minimum required levels.
•	An impairment of certain intangible assets, such as goodwill.
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

As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, including in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities.

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

The forecasted discontinuation of LIBOR and uncertainty related to the emergence of one or more alternative benchmark indices to replace LIBOR could adversely impact the Company’s business and results of operations.

The Company’s floating-rate funding, certain hedging transactions and a significant portion of the  Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an alternative index, currency, basket or other financial metric.

In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to stop persuading or compelling its panel banks to submit rates for the calculation of LIBOR after 2021. This announcement created market uncertainty as to whether and to what extent panel banks will continue to provide submissions for the calculation of LIBOR after 2021 and as to the continued existence of LIBOR after 2021. In this context, it has been impossible to predict whether and for how long LIBOR will continue to be viewed as an acceptable market benchmark, what new or existing benchmark rate or rates may become accepted alternatives to LIBOR, or what the effect of any changes in industry views or alternatives may be on the functioning of LIBOR or the markets for LIBOR-linked financial instruments.

Following the FCA announcement in 2017, regulators and various financial industry groups sponsored or formed committees (e.g., the Federal Reserve-sponsored Alternative Reference Rates Committee (“AARC”)) to, among other things, facilitate the identification of an alternative benchmark index to replace LIBOR, and publish recommended practices for transitioning the market away from LIBOR, including (i) the utilization of recommended fallback language for LIBOR-linked financial instruments, and (ii) development of alternative pricing methodologies for recommended alternative benchmarks such as the Secured Overnight Financing Rate (“SOFR”).

SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions.  The fact that SOFR is a secured rate and considered a “risk free” rate, while LIBOR is an unsecured rate that factors in credit risk, means that SOFR may perform differently than LIBOR, and those differences may be material, particularly in times of economic stress, negatively impacting the Company’s profitability.

Over the past few years, the AARC’s recommendations and proposals have evolved, and the Company has continued to monitor both ARRC and general market developments.  While the ARRC has maintained its recommendation that SOFR is the preferred replacement for LIBOR, some industry participants are questioning whether a “risk free” SOFR rate is an ideal replacement for LIBOR in the commercial lending market and suggesting that a credit-sensitive component or alternative be considered and developed. Whether this or other alternatives develop and gain any traction in the market are unknown and unpredictable, and this adds further uncertainty to the LIBOR transition process, both with respect to amending existing LIBOR contracts and pricing new contracts based on SOFR or an alternative reference rate going forward.

In October 2020, The International Swaps and Derivatives Association, Inc. (ISDA), published the IBOR Fallbacks Supplement (Supplement) and IBOR Fallbacks Protocol (Protocol).  The Supplement, which becomes effective on January 25, 2021, amends existing standard definitions for interest rate derivatives to incorporate robust fallbacks to the SOFR benchmark for derivatives linked to LIBOR.  The Protocol enables market participants to incorporate these revisions into their legacy non-cleared derivatives trades with other counterparties that choose to adhere to the Protocol.  The fallbacks apply following a permanent cessation of LIBOR or following a determination by the FCA that LIBOR is no longer representative of the its underlying market. M&T and M&T Bank adhered to the Protocol on November 5, 2020, and the Company is in the process of remediating its interest rate swap hedging transactions with its end user customers, i.e., borrowers who have hedged their interest rate payment obligations.  There is a possibility that the Company’s end-user customers may not adhere to the Protocol, which would necessitate one-on-one negotiation with each such customer to amend legacy interest rate derivatives.  If the Company is not able to agree to appropriate LIBOR fallbacks with these customers, there will be uncertainty as to how to value and effect the Company’s rights and obligations under legacy derivatives contracts.  With respect to the Company’s cleared interest rate derivatives that reference LIBOR, although the Supplement and Protocol do not apply to such cleared derivatives, both the CME and LCH clearinghouses plan on adopting the same relevant SOFR benchmark fallbacks of the Supplement and Protocol on the date that the Supplement and Protocol become effective.

The Company has outstanding issuances across various maturities of securities referencing LIBOR in which the underlying contracts do not contemplate cessation or contemplate cessation but do so in a manner that may create other risks.  Some of the contracts provide for selecting replacement rates in a manner that presents significant challenges or that gives the Company or another party discretion to select a rate or provide for determination of a reference rate.  In these types of cases, there will likely be uncertainty surrounding the transition.

In November 2020, (i) public statements issued by the ICE Benchmark Administration (IBA), the administrator of LIBOR, and the FCA, announced a proposal to, among other things, extend the publication of the most commonly utilized tenors of LIBOR until June 30, 2023, and (ii) a joint-statement of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, indicated support for the IBA proposal and encouraged banks to (a)  transition away from LIBOR as soon as practicable, (b) cease (with limited exceptions) entering into new contracts that use LIBOR as a reference rate as soon as practicable and no later than December 31, 2021, and (c) for new contracts entered into before December 31, 2021, either utilize a reference rate other than LIBOR or include robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation, noting that failure to do so would create safety and soundness risks.

The discontinuation of LIBOR or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to the Company’s risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, the Company’s exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that the Company has issued or owns. A substantial portion of the Company’s on- and off-balance sheet financial instruments (many of which have terms that extend beyond 2021, and others that extend beyond 2023) are indexed to LIBOR, including interest rate swap agreements and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long-term borrowings. Uncertainty as to the timing and impact of the discontinuation of LIBOR, the replacement of LIBOR with an alternative index, and the operational feasibility of amending existing contracts referencing LIBOR to reference a replacement index could result in pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks.

The market’s transition from LIBOR to an alternative reference rate will be complex and unpredictable, giving rise to a variety of risks, including operational risks, risks of value transfer between contract parties, the potential for customer disputes and litigation, as well as regulatory scrutiny, as the most recent regulatory announcements indicate that there will be increased regulatory focus on LIBOR transition in 2021 and beyond, which increases the Company’s risk related to regulatory compliance.

The Company established an enterprise-wide LIBOR transition program in 2019, which now includes a LIBOR Transition Office with senior management level leadership and dedicated full-time employee staffing.  An impact assessment has been completed to identify on- and off-balance sheet exposures, systems, processes, models, customers, and employees affected by the discontinuation of LIBOR. The Company continues to develop and execute plans to transition products and contracts associated with LIBOR to alternative reference rates.

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

The Company’s core banking business is largely concentrated within the Company’s retail banking office network footprint, located principally in New York, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia. Therefore, the Company is, or in the future may be, particularly vulnerable to adverse changes in economic conditions in the Northeast and Mid-Atlantic regions. The credit quality of the Company’s borrowers may deteriorate for a number of reasons that are outside the Company’s control, including as a result of prevailing economic and market conditions and asset valuations. The trends and risks affecting borrower credit quality, particularly in the Northeast and Mid-Atlantic regions, have caused, and in the future may cause, the Company to experience impairment charges, which are drastic reductions in the recoverable value of an asset, increased purchase demands, wherein customers make withdrawals with minimum notice, higher costs (e.g., servicing, foreclosure, property maintenance), additional write-downs and losses and a potential impact to engage in lending transactions based on a reduction of customer deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Relating to Compliance and the Regulatory Environment

The Company is subject to extensive government regulation and supervision and this regulatory environment can be and has been significantly impacted by financial regulatory reform initiatives.

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect consumers, depositors and the financial system as a whole, not stockholders. These regulations and supervisory guidance affect the Company’s sale and lending practices, capital structure, amounts of capital, investment practices, dividend policy, growth and expansionary activity, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in civil or criminal penalties, including monetary penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In this regard, government authorities, including the bank regulatory agencies, can pursue aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures and may also adversely affect the Company’s ability to enter into certain transactions or engage in certain activities, or obtain necessary regulatory approvals in connection therewith. In general, the amounts paid by financial institutions in settlement of proceedings or investigations have increased substantially and are likely to remain elevated. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact the Company’s supervisory and CRA ratings, which may in turn restrict or limit the Company’s activities.

Any new regulatory requirements, changes to existing requirements, or changes to interpretations of requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, such activity could affect the behaviors of third parties with which the Company deals in the ordinary course of business, such as rating agencies, insurance companies and investors. Heightened regulatory practices, requirements or expectations could affect the Company in substantial and unpredictable ways, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Bank holding companies, including M&T, are subject to capital and liquidity requirements and standards imposed as a result of the Dodd-Frank Act (as amended by EGRRCPA) and the U.S. Basel III-based capital rules. For additional information, see “Capital Requirements” under Part I, Item 1 —  Business.

Regulators have and may, from time to time, implement changes to these regulatory capital adequacy and liquidity requirements. If the Company fails to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, its business activities, including lending, and its ability to expand, either organically or through acquisitions, could be limited. It could also result in M&T being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets. In addition, the liquidity-related provisions of the Federal Reserve’s liquidity-related enhanced prudential supervision requirements may reduce the Company’s ability to invest in other longer-term assets even if deemed more desirable from a balance sheet management perspective.

EGRRCPA, the Tailoring Rules and other rulemaking have in some cases reduced the capital or liquidity requirements applicable to M&T (e.g., the Company is no longer subject to any LCR requirement, and the same is true for the finalized NSFR). However, Basel IV significantly revises the Basel capital framework, and the impact on the Company will depend on the manner in which the revisions arising from Basel IV are implemented in the U.S. with respect to firms such as M&T.

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

In August 2020, the Federal Reserve Board provided M&T with an indicative Stress Capital Buffer of 2.5%. The indicative  Stress Capital Buffer of 2.5% is the floor under the regulatory capital rules. As a general matter, if M&T is unable to maintain capital in excess of these levels, it would be subject to limitations on its ability to make capital distributions, including paying dividends and repurchasing stock.

In addition, during 2020 the Federal Reserve implemented measures requiring all large bank holding companies to preserve capital through the suspension of share repurchase programs and capping common stock dividends at existing rates that do not exceed the average of the last four quarters’ earnings. These capital preservation actions applied to the third and fourth quarters of 2020.

In December 2020, the Federal Reserve extended to the first half of 2021 modified restrictions, which limit dividends and repurchases to an amount based on income over the past year. These actions may be further extended or modified by the Federal Reserve as economic conditions develop. The COVID-19 pandemic may cause the Company to further extend the suspension of its share repurchase program and limit capital distributions, including reducing or suspending its common stock dividend. In addition, if, as in June 2020, the Company is required to resubmit its capital plan, the Company generally may not make capital distributions, such as share repurchases or dividends, without the prior approval of the Federal Reserve.

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

As a lender, the Company is exposed to the risk that customers will be unable to repay their loans and other obligations in accordance with the terms of the relevant agreements, and that any collateral securing the loans and obligations may be insufficient to assure full repayment. Credit losses are inherent in the business of making loans and entering into other financial arrangements.

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Factors that can influence the Company’s credit loss experience include: (i) the impact of residential real estate values on loans to residential real estate builders and developers and other loans secured by residential real estate; (ii) the concentrations of commercial real estate loans in the Company’s loan portfolio, including in the New York City area; (iii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City area and in central Pennsylvania that have historically experienced less economic growth and vitality than many other regions of the country; (iv) the repayment performance associated with first and second lien loans secured by residential real estate; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than loans to other types of borrowers. The Company’s credit risk and the performance of its lending portfolios may be affected by concentration in an industry, geography or asset type. Also, as described further in the risk factor above, the Company’s credit risks have been impacted by the COVID-19 pandemic and are generally expected to remain elevated until the pandemic subsides. The pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, customers, including businesses in the hotel and travel industry.

In response to the COVID-19 pandemic and to support its customers, the Company has offered payment deferrals and other expanded assistance to businesses and consumers, and, during 2020, committed in certain states in which it operates to suspend mortgage payments and foreclosure sales for financially impacted customers for certain periods of time. A significant number of the Company’s customers sought to suspend their mortgage payments under these programs. Suspensions of mortgage payments and foreclosures and reduced pricing under these programs may adversely affect the Company’s revenue and results of operations. In addition, if these programs are not effective in mitigating the financial consequences of COVID-19 on customers, or if customers are unable to pay their loans after these programs expire, the Company may experience higher rates of default, increased credit losses and additional increases to the allowance for credit losses in future periods.

Commercial real estate valuations can be highly subjective as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, governmental policy regarding housing and housing finance, and general economic conditions affecting consumers, including as impacted by the COVID-19 pandemic, as described above.

The Company maintains an allowance for credit losses which represents, in management’s judgment, the amount of losses expected in the loan and lease portfolio. The allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management believes that the allowance for credit losses as of December 31, 2020 appropriately reflects expected credit losses in the loan and lease portfolio. However, there is no assurance that the allowance is sufficient to cover all credit losses that may occur.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit due to or derivative exposure of the Company. Any resulting losses could have a material adverse effect on the Company’s financial condition and results of operations.

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

Regulatory changes relating to liquidity and risk management may also negatively impact the Company’s results of operations and competitive position. Various regulations have been adopted to impose more stringent liquidity requirements for large financial institutions, including the Company. These regulations address, among other matters, liquidity stress testing and minimum liquidity requirements. The application of certain of these regulations to banking organizations, such as the Company, have been modified, including in connection with the implementation of the tailoring rules in the EGRRCPA.  While marginal relief from certain capital and liquidity standards has been afforded to the Company (such as relief from LCR compliance), overall capital and liquidity management practices and expectations will remain unchanged for the foreseeable future. Moreover, the Company does not anticipate significant changes to its overall liquidity and capital levels or composition as a result of the final rules.

If the Company is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms or if the Company suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, the Company’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected. The Company may also need to raise additional capital and liquidity through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital and liquidity.

If the Company is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.

The total amount that the Company pays for funding costs is dependent, in part, on the Company’s ability to maintain or grow its deposits. If the Company is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. The Company competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Customers may also move noninterest-bearing deposits to interest bearing accounts, increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. The Company’s bank customers could withdraw their money and put it in alternative investments, causing the Company to lose a lower cost source of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income.

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

Like all businesses, the Company is subject to operational risk, which represents the risk of loss resulting from human error or misconduct, inadequate or failed internal processes and systems, and external events, including the risk of loss resulting from fraud by employees or persons outside the company, and breaches in data security. Operational risk also encompasses reputational risk and compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of noncompliance with contractual and other obligations. The Company is also exposed to operational risk through outsourcing arrangements, and the effect that changes in circumstances or capabilities of its outsourcing vendors can have on the Company’s ability to continue to perform operational functions necessary to its business. Although the Company seeks to mitigate operational risk through a system of internal controls that are reviewed and updated, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to the Company’s reputation or foregone business opportunities.

As described further in the risk factor above, the Company’s operational risks have been impacted by the COVID-19 pandemic and are generally expected to remain elevated until the pandemic subsides.

The Company’s information systems may experience interruptions or breaches in security, including due to events beyond the Company’s control.

The Company relies heavily on communications and information systems, including those of third-party service providers, to conduct its business. Any failure, interruption or breach in security of these systems could result in disruptions to its accounting, deposit, loan and other systems, and adversely affect the Company’s customer relationships. Disruption of operating systems caused by events beyond the Company’s control  may include computer viruses, electrical or telecommunications outages, quality of vulnerability patches, cyber security attacks (including Distributed Denial of Service attacks, which occur when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious cyber threat actor), damage to property or physical assets, or events arising from political protests or terrorist acts. While the Company has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, disruption, interruption or security breach will not occur or, if any does occur, that it can be sufficiently or timely remediated.

Information security risks for large financial institutions such as M&T have increased significantly in recent years in part because of the proliferation of new technologies, such as digital and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. There have been increasing efforts on the part of third parties, including through cyber security attacks, to breach data security at financial institutions or with respect to financial transactions. There have been numerous instances involving financial services and consumer-based companies reporting unauthorized access to and disclosure of client or customer information or the destruction or theft of corporate data, including by executive impersonation and third party vendors, or the freezing of operating systems and databases making them inaccessible or unusable. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to, or the usage of, operating systems and databases. Ransomware is a form of malicious software, known as “malware,” designed to block access to, and often encrypt, computer systems or data. Once the victim’s computer system or data is locked down and encrypted, rendering it essentially useless, the malicious cyber actor then extorts the victim by demanding a ransom payment in exchange for providing a method to decrypt it. The attacker may also copy the victim’s data in the course of the attack and threaten to sell or publish the data if the ransom is not paid. Ransomware attacks can result in a loss of business functionality and of sensitive data.

As cyber security threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. The techniques used by cyber security criminals change frequently, may not be recognized until launched and can be initiated by a variety of actors, including terrorist organizations and hostile foreign governments. These techniques may include attempts to fraudulently induce employees, customers or others to disclose sensitive information in order to gain access to data or systems. These risks may increase as the use of mobile payment and other Internet-based applications expands.

Further, third parties with which the Company does business, as well as vendors and other third parties with which the Company’s customers do business, can also be sources of information security risk to the Company, particularly where activities of customers are beyond the Company’s security and control systems, such as through the use of the Internet, personal computers, tablets, smart phones and other mobile services. Security breaches affecting the Company’s customers, or systems breakdowns or failures, security breaches or employee misconduct affecting such other third parties, may require the Company to take steps to protect the integrity of its own systems or to safeguard confidential information of the Company or its customers, thereby increasing the Company’s operational costs and adversely affecting its business. Additionally, successful cyber security attacks at other large financial institutions, whether or not the Company is impacted, could lead to a general loss of customer confidence in financial institutions that could negatively affect M&T, including harming the market perception of the effectiveness of the Company’s security measures or the financial system in general which could result in reduced use of the Company’s financial products. Though the Company has insurance against some cyber security risks and attacks, it may not be sufficient to offset the impact of a material loss event.

The Company continues to expand its use of cloud service providers, which providers could experience system breakdowns or failures, outages, downtime, cyber security-attacks, negative changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on the Company’s business and reputation. Thus, increasing the amount of infrastructure that the Company outsources to the cloud or to other third parties may increase M&T’s risk exposure.

The Company could incur higher costs, experience lower revenue, and suffer reputational damage in the event of the theft, loss or misuse of information, including due to a cyber security attack.

Like other financial services firms, the systems, networks and devices of the Company, its customers, employees, service providers or other third parties with whom the Company interacts continue to be the subject of attempted unauthorized access, denial-of-service attacks, computer viruses, hacking, malware, ransomware, phishing or other forms of social engineering, and cyber security attacks designed to obtain confidential information, destroy data, disrupt or degrade service, eliminate access or cause other damage. These threats may arise from human error, fraud on the part of employees, insiders or third parties or may result from accidental technology failure. Further, cyber security and information security risks for financial institutions have generally increased because of, among other things, the growth of new technologies, the use of the internet and telecommunications technologies (including computers, smartphones, and other mobile devices outside the Company’s systems) by customers to conduct financial transactions, and the increased sophistication and activities of organized crime, fraudsters, hackers, terrorists, activists, instrumentalities of foreign governments and other external parties.

Although the Company believes that a robust suite of authentication and layered security controls, data encryption and tokenization, threat intelligence, anti-malware defenses and vulnerability management tools exits, the failure of any of these controls could result in a failure to detect, mitigate or remediate these risks in a timely manner. Further, as the Company expands its mobile and digital capabilities, the number of attempted cyber security attacks may increase.

A disruption or breach, including as a result of a cyber security attack, or media reports of perceived security vulnerabilities at the Company or at third-party service providers, could result in significant legal and financial exposure, regulatory intervention, remediation costs, damage to reputation or loss of confidence in the security of systems, products and services that could adversely affect the Company’s business. Like other U.S. financial services providers, M&T continues to be targeted with evolving and adaptive cyber security threats from sophisticated third parties. Although the Company is not aware of any material losses relating to cyber security incidents, there can be no assurance that unauthorized access or cyber security incidents will not become known or occur or that the Company will not suffer such losses in the future.

The Company is subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage

The Company is also subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage. New customer privacy initiatives will impose additional operational burdens on the Company, may limit the Company’s ability to pursue desirable business initiatives and increase the risks associated with any future use of customer data. Significant examples include the General Data Protection Regulation and the California Consumer Privacy Act. Compliance with these laws and regulations may require changes to policies, procedures and technology for information security and segregation of data, which could, among other things, make the Company more vulnerable to operational failures, and to monetary penalties, litigation or regulatory enforcement actions for breach of such laws and regulations.

As privacy-related laws and regulations are implemented, they may also limit how companies like M&T can use customer data and impose obligations on companies in their management of such data. The time and resources needed for the Company to comply with such laws and regulations, as well as its potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase. The impacts will be greater to the extent requirements vary across jurisdictions.

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

Many aspects of the Company’s business and operations involve substantial risk of legal liability. M&T and/or its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries’ business activities (and in some cases from the activities of companies M&T has acquired). In addition, from time to time, M&T is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank and other regulatory agencies, the SEC and law enforcement authorities. The SEC has announced a policy of seeking admissions of liability in certain settled cases, which could adversely impact the defense of private litigation. M&T is also at risk with respect to its obligations to indemnify directors and officers of it and its subsidiaries in connection with certain legal matters as well as in situations where it has agreed to indemnify others for losses related to legal proceedings, including for litigation and governmental investigations and inquiries, such as in connection with the purchase or sale of a business or assets. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

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

Many financial institutions, including the Company, have received inquiries from the United States Congress, regulators and other government agencies regarding implementation of provisions and programs under the CARES Act, and may also face the risk of litigation concerning their participation in the PPP under that Act. The Company’s involvement in these and other programs created in response to the COVID-19 pandemic may lead to additional government and regulatory inquiries and litigation in the future, any of which could negatively impact the Company’s business, reputation, financial condition and results of operations.

Business Risk

Changes in accounting standards could impact the Company’s financial condition and results of operations.

The accounting standard setters, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. For example, Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, became effective January 1, 2020, and substantially changed the accounting for credit losses on loans and other financial assets. In some cases, the Company could be required to apply a new or revised standard retroactively, which would result in the restating of the Company’s prior period financial statements. Information about recently adopted and not as yet adopted accounting standards is included in note 26 of Notes to Financial Statements included in Part II, Item 8 — Financial Statements and Supplemental Data of this Form 10-K.

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

The Company uses quantitative models to assist in measuring risks and estimating or predicting certain financial values, among other uses. The Company uses models throughout many of its business lines, relying on them, along with its judgement, for many decision making processes.  Examples of areas where the Company uses models include determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, and calculating economic and regulatory capital levels. The Company also uses models to estimate the value of financial instruments and balance sheet items.  Models generally evaluate the performance of various factors under anticipated future conditions, relying on historical data to help build the model and in part on assumptions as to the future, often with respect to macro-economic conditions, in order to generate the output. The models used may not accurately account for all variables and may fail to predict outcomes accurately and/or may overstate or understate certain effects. Poorly designed, implemented, or managed models or misused models, including in the choice of relevant historical data or future-looking assumptions,  present the risk that the Company’s business decisions that consider information based on such models will be adversely affected due to inadequate or inaccurate information, which may damage the Company’s reputation and adversely affect its reported financial condition and results of operations. Even if the underlying assumptions used in the Company’s models are adequate, the models may be deficient due to errors in computer code, use of bad data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design.  As a result, the Company’s models may not fully capture or express the risks the Company faces, may suggest that the Company has sufficient capital when it may not, or may lead the Company to misjudge the business and economic environment in which it operates.  If the models fail to produce reliable results on an ongoing basis, the Company may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that the Company employs to manage and govern the risks associated with its use of models may not be effective or fully reliable, and as a result, the Company may realize losses or other lapses. Finally, information the Company provides to the public or to its regulators based on poorly designed, implemented, or managed models or misused models could be inaccurate or misleading. Some of the decisions that the Company’s regulators make, including those related to capital distributions to M&T’s stockholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

The Company is exposed to reputational risk.

A negative public opinion of the Company and its business can result from any number of activities, including the Company’s lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by regulators or by community organizations in response to these activities. Significant harm to the Company’s reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct or the activities of customers, other participants in the financial services industry or the Company’s contractual counterparties, such as service providers and vendors. A service disruption of the Company’s technology platforms or an impact to the Company’s branches could have a negative impact on a customer’s access to banking services, and harm the Company’s reputation with customers. In particular, a cyber security event impacting the Company’s or its customers’ data could have a negative impact on the Company’s reputation and customer confidence in the Company and its cyber security. Damage to the Company’s reputation could also adversely affect its credit ratings and access to the capital markets.

Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the increased use of social media platforms facilitates the rapid dissemination of information or misinformation, which magnifies the potential harm to the Company’s reputation.

The Company’s framework for managing risks may not be effective.

The Company’s risk management framework is made up of various processes and strategies to manage its risk exposure. The framework to manage risk, including the framework’s underlying assumptions, may not be effective under all conditions and circumstances. If the risk management framework proves ineffective, the Company could suffer unexpected losses and could be materially adversely affected.

The Company has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, including liquidity risk, credit risk, market risk, interest rate risk, compliance risk, strategic risk, reputation risk, and operational risk related to its employees, systems and vendors, among others. There are inherent limitations to the Company’s risk management strategies as there may exist, or develop in the future, risks that it has not appropriately anticipated or identified. In addition, the Company relies on both qualitative and quantitative factors, including models, to monitor, measure and analyze certain risks and to estimate certain financial values, which are subject to error. The Company must also develop and maintain a culture of risk management among its employees, as well as manage risks associated with third parties, and could fail to do so effectively. If the Company’s risk management framework proves ineffective, the Company could incur litigation and negative regulatory consequences, and suffer unexpected losses that could affect its financial condition or results of operations.

Severe weather, natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, pandemics, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company.

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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned in fee by M&T Bank and was completed in 1967. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2020, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $26.6 million.

M&T Bank owns and occupies an additional facility in Buffalo, New York (known as M&T Center) with approximately 395,000 rentable square feet of space.  At December 31, 2020, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.8 million.

M&T Bank also owns and occupies three separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 290,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $26.3 million at December 31, 2020.

M&T Bank owns a facility in Syracuse, New York with approximately 160,000 rentable square feet of space. Approximately 65% of that facility is occupied by M&T Bank. At December 31, 2020, the cost of that building (including improvements subsequent to acquisition), net of accumulated depreciation, was less than $1 million. M&T Bank has agreed to sell this facility. The closing date is expected to be the first half of 2021.

M&T Bank owns facilities in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 100% of Wilmington Center and 34% of Wilmington Plaza. At December 31, 2020, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $40.3 million and $14.4 million, respectively.

M&T Bank also owns facilities in Harrisburg, Pennsylvania and Millsboro, Delaware with approximately 220,000 and 325,000 rentable square feet of space, respectively. M&T Bank occupies approximately 46% and 100% of those facilities, respectively. At December 31, 2020, the cost of those buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $8.8 million and $14.9 million, respectively.

No other properties owned by M&T Bank have more than 100,000 square feet of space. The cost and accumulated depreciation and amortization of the Company’s premises and equipment is detailed in note 5 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Of the 716 domestic banking offices of M&T’s subsidiary banks at December 31, 2020, 281 are owned in fee and 435 are leased.

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

Not applicable.

Executive Officers of the Registrant

Information concerning M&T’s executive officers is presented below. The year the officer was first appointed to the indicated position with M&T or its subsidiaries is shown parenthetically. In the case of each entity noted below, officers’ terms run until the first meeting of the board of directors after such entity’s annual meeting, which in the case of M&T takes place immediately following the Annual Meeting of Shareholders, and until their successors are elected and qualified.

René F. Jones, age 56, is chief executive officer, chairman of the board and a director of M&T and M&T Bank (2017).  Previously, he was an executive vice president (2006) of M&T and a vice chairman (2014) of M&T Bank with responsibility for the Company’s Wealth and Institutional Services Division, Treasury Division, and Mortgage and Consumer Lending Divisions. Previously, Mr. Jones served as chairman of the board and a director (2014) of Wilmington Trust Investment Advisors, a director (2007) of M&T Insurance Agency, chief financial officer (2005) of M&T, M&T Bank and Wilmington Trust, N.A. and had held a number of management positions within M&T Bank’s Finance Division since 1992.

Richard S. Gold, age 60, is president, chief operating officer and a director of M&T and M&T Bank (2017).  Mr. Gold oversees the Consumer Banking, Business Banking, Legal, Human Resources and Enterprise Transformation Divisions. Previously, he was an executive vice president (2006) and chief risk officer (2014) of M&T and was a vice chairman and chief risk officer (2014) of M&T Bank. Mr. Gold had been responsible for overseeing the Company’s governance and strategy for risk management, as well as relationships with key regulators and supervisory agencies.  He served as chairman, president and chief executive officer (2018) of Wilmington Trust N.A., as a senior vice president of M&T Bank from 2000 to 2006 and has held a number of management positions since he began his career with M&T Bank in 1989.  Mr. Gold is a director (2017) of Wilmington Trust, N.A and a director (2020) of Wilmington Trust Company.

Kevin J. Pearson, age 59, is a vice chairman (2020) and a director (2018) of M&T and is a vice chairman (2014) and a director (2018) of M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson has oversight of the Commercial Banking, Credit, Technology and Banking Operations, and Wealth and Institutional Services Divisions. Previously, Mr. Pearson served as an executive vice president of

M&T and M&T Bank, and has held a number of management positions since he began his career with M&T Bank in 1989. He is chairman of the board and a director (2018) of Wilmington Trust Company, chairman of the board (2020) and a director (2014) of Wilmington Trust, N.A., and a director (2018) of Wilmington Trust Investment Advisors.

Robert J. Bojdak, age 65, is an executive vice president and chief credit officer (2004) of M&T and M&T Bank, and is responsible for the Company’s Credit Division, including the Credit Risk Management Division. From April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank and as a director (2004) of Wilmington Trust, N.A.. He is an executive vice president (2004) of Wilmington Trust, N.A.

John L. D’Angelo, age 58, is an executive vice president and chief risk officer (2017) of M&T and M&T Bank.  Mr. D’Angelo is responsible for overseeing the Company’s governance and strategy for risk management, as well as relationships with key regulators and supervisory agencies.  Mr. D’Angelo is an executive vice president and chief risk officer (2018) and a director (2020) of Wilmington Trust, N.A. and an executive vice president and a director (2017) of Wilmington Trust Company.  He served as a senior vice president and general auditor of M&T Bank from 2005 to 2017 and has held a number of positions since he began his career with M&T Bank in 1987.

William J. Farrell II, age 63, is an executive vice president (2011) of M&T and M&T Bank, and is responsible for managing administrative and business development functions of the Company’s Wealth and Institutional Services Division, which includes Institutional Client Services and M&T Insurance Agency. Mr. Farrell joined M&T through the Wilmington Trust Corporation acquisition. He joined Wilmington Trust Corporation in 1976, and held a number of senior management positions, most recently as executive vice president and head of the Corporate Client Services business. Mr. Farrell is president, chief executive officer and a director (2012) of Wilmington Trust Company, president and chief executive officer (2020) and a director (2013) of Wilmington Trust, N.A. and a director (2016) of Wilmington Trust Investment Advisors.

Christopher E. Kay, age 55, is an executive vice president (2018) of M&T and M&T Bank, and is responsible for all aspects of Consumer Banking, including the Mortgage, Consumer Lending and Retail businesses, and Business Banking and Marketing.  Prior to joining M&T in 2018, Mr. Kay served as chief innovation officer at Humana from 2014 to 2018 and as managing director of Citi Ventures from 2007 to 2013.

Darren J. King, age 51, is an executive vice president (2010) and chief financial officer (2016) of M&T and executive vice president (2009) and chief financial officer (2016) of M&T Bank. Mr. King has responsibility for the overall financial management of the Company and oversees the Finance and Treasury Divisions.  Prior to his current role, Mr. King was the Retail Banking executive with responsibility for overseeing Business Banking, Consumer Deposits, Consumer Lending and M&T Bank’s Marketing and Communications team. Mr. King previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president (2009) and chief financial officer (2016) of Wilmington Trust, N.A. and a director of M&T Insurance Agency (2018).

Gino A. Martocci, age 55, is an executive vice president (2014) of M&T and M&T Bank, and is responsible for managing M&T Bank’s commercial banking lines of business.  Mr. Martocci is responsible for directing strategic growth and business line development activities across the Company’s footprint for commercial customers.  Previously, Mr. Martocci co-managed M&T Bank’s commercial banking lines of business. He is also responsible for M&T Realty Capital. Mr. Martocci was a senior vice president of M&T Bank from 2002 to 2013, serving in a number of management positions and was a member of the Directors Advisory Council of the New Jersey Division (2015) of M&T Bank. He is chairman of the board (2018) and a director (2009) of M&T Realty Capital, and a member of the Directors Advisory Council of the New York City/Long Island Division (2013) of M&T Bank and its Mortgage Investment Committee.

Doris P. Meister, age 65, is an executive vice president (2016) of M&T and M&T Bank, and is responsible for overseeing the Company’s wealth management business, including Wilmington Trust Wealth Management, M&T Securities and Wilmington Trust Investment Advisors. Ms. Meister is an executive vice president and a director (2016) of Wilmington Trust, N.A., an executive vice president and director of Wilmington Trust Company (2016) and chairman of the board, chief executive officer and a director (2017) of Wilmington Trust Investment Advisors. Prior to joining M&T in 2016, Ms. Meister served as President of U.S. Markets for BNY Mellon Wealth Management from 2009 to 2016 and prior to that was a Managing Director of the New York office of Bernstein Global Wealth Management.

Michael J. Todaro, age 59, is an executive vice president (2015) of M&T and M&T Bank, and is responsible for Enterprise Transformation, a division of the Company dedicated to improving business processes, removing impediments to progress and evaluating/integrating external opportunities. Previously, Mr. Todaro was responsible for the Mortgage, Consumer Lending and Customer Asset Management Divisions. Mr. Todaro previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank’s Mortgage Division since 1995. He is an executive vice president (2015) of Wilmington Trust, N.A.

Michele D. Trolli, age 59, is an executive vice president (2005) and chief technology and operations officer (2018) of M&T and M&T Bank. Previously, she was chief information officer (2005) of M&T and M&T Bank. Ms. Trolli leads a wide range of the Company’s Technology and Banking Operations, which includes banking services, corporate services, digital and telephone banking, the enterprise data office, enterprise and cyber security, and enterprise technology.

D. Scott N. Warman, age 55, is an executive vice president (2009) and treasurer (2008) of M&T and M&T Bank. He is responsible for managing the Company’s Treasury Division, including asset/liability management, funding, investment and derivative portfolio management, capital markets foreign exchange trading and sales. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of Wilmington Trust, N.A. (2008) and is an executive vice president and treasurer of Wilmington Trust Company (2012).

Tracy S. Woodrow, age 47, is an executive vice president and chief human resources officer (2020) of M&T and M&T Bank.  Ms. Woodrow is responsible for managing the Company’s Human Resources Division.  She is an executive vice president (2020) of Wilmington Trust, N.A. and Wilmington Trust Company.  Ms. Woodrow previously served as the Bank Secrecy Act / Anti-Money Laundering / Office of Foreign Assets Control Officer (2013) for M&T, M&T Bank and Wilmington Trust, N.A.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

M&T’s common stock is traded under the symbol MTB on the New York Stock Exchange. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for approximate number of common shareholders at year-end, frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

During the fourth quarter of 2020, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2019 Equity Incentive Compensation Plan, which has been previously approved by shareholders, and the M&T Bank Corporation 2008 Directors’ Stock Plan and the M&T Bank Corporation Deferred Bonus Plan, each of which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2020, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	462,724	$174.47	3,100,665
Equity compensation plans not approved by security holders	17,089	84.21	1,970
Total	479,813	$171.25	3,102,635

(1)

As of December 31, 2020, a total of 6,508 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $86.76 per common share.

Equity compensation plans adopted without the approval of shareholders are described below:

2008 Directors’ Stock Plan. M&T maintains a plan for non-employee members of the Board of Directors of M&T and M&T Bank, which allows such directors to receive all or a portion of their directorial compensation in shares of M&T common stock.

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

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Nasdaq Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2015 and ending on December 31, 2020. The KBW Nasdaq Bank Index is a modified market capitalization weighted index consisting of 24 banking stocks representing leading large U.S. national money centers, regional banks and thrift institutions.

Comparison of Five-Year Cumulative Return*

Shareholder Value at Year End*

	2015	2016	2017	2018	2019	2020
M&T Bank Corporation	100	132	147	126	153	119
KBW Nasdaq Bank Index	100	129	152	125	171	153
S&P 500 Index	100	112	136	130	171	203

* Assumes a $100 investment on December 31, 2015 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2020, M&T purchased shares of its common stock as follows:

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

October 1 - October 31, 2020	—	$—	—	$—
November 1 - November 30, 2020	—	—	—	—
December 1 - December 31, 2020	81	123.81	—	—
Total	81	$123.81	—

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

(2)

The authorization by M&T’s Board of Directors on July 17, 2019 for a stock repurchase program ended as of the end of the second quarter of 2020.  On January 20, 2021, M&T’s Board of Directors authorized a new stock repurchase program to repurchase up to $800 million of common shares.

Item 6.	Selected Financial Data.

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $142.6 billion at December 31, 2020. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are Manufacturers and Traders Trust Company (“M&T Bank”) and Wilmington Trust, National Association (“Wilmington Trust, N.A.”).

M&T Bank, with total assets of $142.2 billion at December 31, 2020, is a New York-chartered commercial bank with 716 domestic banking offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia, a full-service commercial banking office in Ontario, Canada, and an office in the Cayman Islands. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. M&T Bank lends to consumers residing in the states noted above and to small and medium-size businesses based in those areas, although loans are also originated through offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include: M&T Realty Capital Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides brokerage, investment advisory and insurance services; Wilmington Trust Investment Advisors, Inc., which serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.

Wilmington Trust, N.A. is a national bank with total assets of $6.2 billion at December 31, 2020. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services.

The United States has been operating under a state of emergency related to the Coronavirus Disease 2019 (“COVID-19”) pandemic since March 13, 2020. The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in economic activity that severely hampered the ability for businesses and consumers to meet their repayment obligations. The effects of the pandemic contributed to a significant increase in the Company’s provision for credit losses during 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings to account for the effects of COVID-19. The bank regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings nor be reported as past due. Modifications may include payment deferrals (including maturity extensions), fee waivers and covenant waivers. The Company has been working with its customers affected by COVID-19 and has granted modifications across many of its loan portfolios. To the extent that such modifications meet the criteria previously described, the modified loans have not been classified as troubled debt restructurings nor reported as past due.

Critical Accounting Estimates

The Company’s significant accounting policies conform with generally accepted accounting principles (“GAAP”) and are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant areas in which management of the Company applies critical assumptions and estimates include the following:

•

Accounting for credit losses — Effective January 1, 2020 the Company adopted amended accounting guidance that impacts how the allowance for credit losses is determined.  Under the new accounting guidance, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period.  For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment, gross domestic product and real estate prices.  These forecasts may be adjusted for inherent limitations or biases of the models.  Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans.   Prior to 2020, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date.  The estimation of the allowance for credit losses prior to 2020 did not consider reasonable and supportable forecasts that could have affected the collectability of the reported amounts.  Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses, as well as the new accounting guidance, is included herein under the heading “Provision for Credit Losses” and in note 4 of Notes to Financial Statements.

•

Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations, capitalized servicing assets, pension and other postretirement benefit obligations, estimated residual values of property associated with leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations, financial condition or disclosures of fair value information. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that  require recognition of a loss in the consolidated statement of income. Examples include certain investments, capitalized servicing assets, goodwill and core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 6, 7, 12, 18, 19 and 20 of Notes to Financial Statements.

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

Overview

Net income recorded by the Company in 2020 was $1.35 billion or $9.94 of diluted earnings per common share, representing declines of 30% and 28%, respectively, from $1.93 billion or $13.75 of diluted earnings per common share in 2019. Basic earnings per common share decreased 28% to $9.94 in 2020 from $13.76 in 2019. Net income in 2018 totaled $1.92 billion, while diluted and basic earnings per common share were $12.74 and $12.75, respectively. Expressed as a rate of return on average assets, net income in 2020 was 1.00%, compared with 1.61% in 2019 and 1.64% in 2018. The return on average common shareholders’ equity was 8.72% in 2020, 12.87% in 2019 and 12.82% in 2018.

Effective January 1, 2020, M&T adopted amended accounting guidance for the measurement of credit losses on financial instruments. That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new accounting guidance replaced the previous incurred loss model for determining the allowance for credit losses. The adoption of the amended guidance resulted in a $132 million increase in the allowance for credit losses as of January 1, 2020. Additional information on the new accounting guidance is provided under the heading “Provision for Credit Losses” and in note 4 of Notes to Financial Statements.

Financial results for 2020 have been adversely impacted by the COVID-19 pandemic. Large portions of the U.S. economy were substantially curtailed for extended periods of time and, as a result, many commercial and consumer customers were adversely impacted. Specifically, those adverse economic impacts, coupled with the accounting change noted previously, resulted in the Company recognizing significantly higher provisions for credit losses during 2020 as compared with previous years. For the years ended December 31, 2020, 2019 and 2018, the provision for credit losses totaled $800 million, $176 million and $132 million, respectively. The 2020 period reflects the new accounting guidance for the measurement of expected credit losses on financial instruments. Prior to 2020, the provision for credit losses reflected incurred losses only. In response to the pandemic, the Federal Reserve has taken action to lower interest rates that has negatively affected the Company’s net interest income. Taxable-equivalent net interest income totaled $3.88 billion, $4.15 billion and $4.09 billion in 2020, 2019 and 2018, respectively.

The CARES Act and applicable extensions provide relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing, and also provide funding opportunities for small businesses under the Paycheck Protection Program (“PPP”) from approved Small Business Administration (“SBA”) lenders, including M&T Bank. For commercial and consumer customers, the Company has provided a host of relief options, including payment deferrals (including maturity extensions), loan covenant waivers and low interest rate loan products. M&T Bank funded approximately $7.0 billion of PPP loans during 2020, of which $5.4 billion remained outstanding at December 31, 2020.

Updated economic forecasts at the end of each of the quarters of 2020 resulted in higher estimates of expected credit losses in the Company’s loan portfolio than at January 1, 2020, resulting in higher levels of the provision for credit losses in each of those quarters as compared with the comparable 2019 periods. Specifically, the level of the provision in 2020 reflects the ongoing impacts of the pandemic on economic activity in the hospitality and retail sectors, the uncertainty at December 31, 2020 as to the sufficiency and effectiveness of economic stimulus provided by the U.S. government to the economy, and concerns about ultimate collectability of real estate loans where the borrowers are requesting re-payment forbearance. The Company expects that it will continue to be impacted by the COVID-19 pandemic after December 31, 2020. Specifically, the Company expects that the following balance sheet and income statement categories could be affected:

• Net interest income and net interest margin – the low interest rate environment will continue to negatively affect the Company’s net interest margin;

• Provision for credit losses – although the economy has seen some signs of recovery, it is possible that deteriorating economic assumptions used to calculate the allowance for credit losses at the end of future reporting periods could result in higher levels of the provision and allowance for credit losses. In addition, the impact on borrowers’ ability to repay loans could be negatively affected, potentially leading to increased charge-offs;

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

• The vast majority of the Company’s non-branch employees continue to work remotely;

• Many loan customers are receiving COVID-19 related relief in various forms as noted herein.

• Commercial – balances of $1.7 billion, including $96 million of commercial loans and $790 million of commercial real estate loans for which a payment deferral has been requested;

• Residential real estate – balances of $2.8 billion for which a payment deferral has been requested;

• Consumer – including automobile, recreational finance, home equity lines and loans, credit cards and personal loans – balances of $97 million for which a payment deferral has been requested;

• Paycheck Protection Program – At December 31, 2020 outstanding loans totaled $5.4 billion; and

• Waiving certain types of transaction and maintenance fees for consumer and small business deposit account relationships.

When comparing the Company’s financial results in 2020 with 2019, there were several notable matters during 2019 that impacted that year’s results. In the first quarter of 2019, the Company recognized an expense of $50 million (reflected in “other costs of operations”) to increase its reserve for legal matters associated with a subsidiary’s role as trustee of Employee Stock Ownership Plans in its Institutional Client Services business. That expense, on an after-tax basis, reduced net income by $37 million, or $.27 of diluted earnings per common share. Also during that quarter, M&T received a $37 million distribution from Bayview Lending Group LLC (“BLG”), increasing net income by $28 million, or $.20 of diluted earnings per common share.  Similar distributions received in 2020 totaled $53 million, increasing net income by $40 million, or $.31 of diluted earnings per common share.

In July 2019, M&T agreed to sell its non-controlling interest in an asset manager obtained in the 2011 acquisition of Wilmington Trust Corporation (“WT Corp.”) that had been accounted for using the equity method of accounting and, as a result, as of June 30, 2019 recorded a $48 million charge (reflected in “other costs of operations”) to reduce the carrying value of the investment to its estimated net realizable value. Similar to other active investment managers, the investee entity had experienced a decrease in assets under management and during the second quarter of 2019 the entity’s chief executive and investment officer announced his retirement.  Following that announcement, successor management submitted a proposal to M&T to restructure the organization of the entity. The after-tax impact of the charge was a reduction in net income of $36 million, or $.27 of diluted earnings per common share. The sale of M&T’s interest in the asset manager was effective September 30, 2019.

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

There were also several notable items in 2018. The Company adopted amended accounting guidance in the first quarter of 2018 to separately report equity securities at fair value on the consolidated balance sheet (which were previously reported as investment securities available for sale) with changes in fair value recognized in the consolidated statement of income rather than through other comprehensive income. Net unrealized gains on investments in equity securities in 2019 totaled $18 million, compared with net unrealized losses of $9 million in 2020 and $6 million in 2018. As of March 31, 2018, the Company increased its reserve for legal matters by $135 million in anticipation of the settlement of a civil litigation matter by WT Corp. that related to periods prior to the acquisition of WT Corp. by M&T. The increase, on an after-tax basis, reduced net income by $102 million or $.71 of diluted earnings per common share in 2018. That matter received final court approval and was settled in 2018.

Reflecting the matters discussed previously, taxable-equivalent net interest income was $3.88 billion in 2020, 6% lower than $4.15 billion in 2019. That decline resulted from a 68 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.16% in 2020 from 3.84% in 2019, partially offset by the impact of an increase in average earning assets to $122.9 billion in 2020 from $108.2 billion in 2019. Taxable-equivalent net interest income increased 1% in 2019 from $4.09 billion in 2018. That improvement resulted predominantly from an increase in average earning assets in 2019 from $106.8 billion in 2018 and a slight expansion of the net interest margin from 3.83% in 2018.

The provision for credit losses rose significantly to $800 million in 2020 from $176 million in 2019. The provision in 2018 was $132 million.  Net charge-offs in 2020, 2019 and 2018 were $247 million, $144 million and $130 million, respectively.

Other income aggregated $2.09 billion and $2.06 billion in 2020 and 2019, respectively, compared with $1.86 billion in 2018.  Comparing 2020 with 2019, a 24% rise in mortgage banking revenues, higher trust income and increased income from BLG in 2020  were partially offset by declines in service charges on deposit accounts, trading account and foreign exchange gains and loan syndication fees.  As compared with 2018, growth in 2019 was experienced in most major sources of noninterest income, led by higher residential and commercial mortgage banking revenues and trust income.

Other expense decreased 2% to $3.39 billion in 2020 from $3.47 billion in 2019. Other expense in 2018 totaled $3.29 billion. Included in those amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $15 million, $19 million and $25 million in 2020, 2019 and 2018, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses totaled $3.37 billion in 2020, compared with $3.45 billion in 2019 and $3.26 billion in 2018. Contributing to the lower level of such expenses in 2020 as compared with 2019 were decreased costs for professional and outside services, legal-related matters, advertising and marketing, travel and entertainment, and a $48 million charge in the second quarter of 2019 associated with the sale of an equity investment in an asset manager.  Those factors were partially offset by higher costs for salaries and employee benefits, outside data processing and software, increases to the valuation allowance for capitalized residential mortgage servicing rights and $14 million of expenses related to the planned transition of the support for the Company’s retail brokerage and advisory business to the platform of LPL Financial. The higher level of noninterest operating expenses in 2019 as compared with  2018 resulted from increased costs for salaries and employee benefits, equipment and net occupancy, outside data processing and software, and professional services, and the $48 million charge associated with the sale of the equity investment in an asset manager.  Those factors were partially offset by lower costs associated with legal-related matters and contributions to The M&T Charitable Foundation, and a decline in FDIC assessments.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 56.3% in 2020, compared with 55.7% and 54.8% in 2019 and 2018, respectively. The calculations of the efficiency ratio are presented in table 2.

The Company’s effective tax rate was 23.5% in each of 2020 and 2018 and 24.3% in 2019.

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease)(a)										Compound Growth Rate
2019 to 2020		2018 to 2019								5 Years
Amount	%	Amount	%		2020	2019	2018	2017	2016	2015 to 2020

$(692.4)	(14)	$281.8	6	Interest income(b)	$4,210.0	$4,902.4	$4,620.6	$4,202.4	$3,922.8	6%
(422.9)	(56)	222.9	42	Interest expense	326.4	749.3	526.4	386.8	426.0	—
(269.5)	(6)	58.9	1	Net interest income(b)	3,883.6	4,153.1	4,094.2	3,815.6	3,496.8	6
624.0	355	44.0	33	Less: provision for credit losses	800.0	176.0	132.0	168.0	190.0	36
(27.4)	—	24.3	—	Gain (loss) on bank investment securities	(9.4)	18.0	(6.3)	21.3	30.3	—
54.2	3	181.4	10	Other income	2,097.9	2,043.7	1,862.3	1,829.9	1,795.7	3
				Less:
49.9	3	148.5	8	Salaries and employee benefits	1,950.7	1,900.8	1,752.3	1,648.8	1,618.1	5
(133.4)	(9)	32.1	2	Other expense	1,434.5	1,567.9	1,535.8	1,491.5	1,429.3	2
(783.2)	(30)	40.0	2	Income before income taxes	1,786.9	2,570.1	2,530.1	2,358.5	2,085.4	1
				Less:
(5.6)	(24)	1.0	5	Taxable-equivalent adjustment(b)	17.3	22.9	21.9	34.6	27.0	(7)
(201.7)	(33)	28.0	5	Income taxes	416.4	618.1	590.1	915.6	743.3	(7)
$(575.9)	(30)	$11.0	1	Net income	$1,353.2	$1,929.1	$1,918.1	$1,408.3	$1,315.1	5%

(a)	Changes were calculated from unrounded amounts.
(b)

Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 26% in 2018-2020 and 39% in prior years.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $4.6 billion at each of December 31, 2020 and 2019, consisting predominantly of goodwill. Amortization of core deposit and other intangible assets, after-tax effect, totaled $11 million, $14 million and $18 million during 2020, 2019 and 2018, respectively.

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains (when realized) and expenses (when incurred) associated with merging acquired operations into the Company, since such items are considered by management to be “nonoperating” in nature. There were no such merger-related gains or expenses in 2020, 2019 or 2018. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $1.36 billion in 2020 and $1.94 billion in each of 2019 and 2018. Diluted net operating earnings per common share were $10.02 in 2020, $13.86 in 2019 and $12.86 in 2018.

Net operating income expressed as a rate of return on average tangible assets was 1.04% in 2020, compared with 1.69% in 2019 and 1.72% in 2018. Net operating income represented a return on average tangible common equity of 12.79% in 2020, compared with 19.08% in 2019 and 19.09% in 2018.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2020	2019	2018
Income statement data
Dollars in thousands, except per share
Net income
Net income	$1,353,152	$1,929,149	$1,918,080
Amortization of core deposit and other intangible assets(a)	10,993	14,359	18,075
Net operating income	$1,364,145	$1,943,508	$1,936,155
Earnings per common share
Diluted earnings per common share	$9.94	$13.75	$12.74
Amortization of core deposit and other intangible assets(a)	.08	.11	.12
Diluted net operating earnings per common share	$10.02	$13.86	$12.86
Other expense
Other expense	$3,385,240	$3,468,682	$3,288,062
Amortization of core deposit and other intangible assets	(14,869)	(19,490)	(24,522)
Noninterest operating expense	$3,370,371	$3,449,192	$3,263,540
Efficiency ratio
Noninterest operating expense (numerator)	$3,370,371	$3,449,192	$3,263,540
Taxable-equivalent net interest income	$3,883,605	$4,153,127	$4,094,199
Other income	2,088,444	2,061,679	1,856,000
Less: Gain (loss) on bank investment securities	(9,421)	18,037	(6,301)
Denominator	$5,981,470	$6,196,769	$5,956,500
Efficiency ratio	56.3%	55.7%	54.8%
Balance sheet data
In millions
Average assets
Average assets	$135,480	$119,584	$116,959
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(21)	(38)	(59)
Deferred taxes	5	10	16
Average tangible assets	$130,871	$114,963	$112,323
Average common equity
Average total equity	$15,991	$15,718	$15,630
Preferred stock	(1,250)	(1,272)	(1,232)
Average common equity	14,741	14,446	14,398
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(21)	(38)	(59)
Deferred taxes	5	10	16
Average tangible common equity	$10,132	$9,825	$9,762
At end of year
Total assets
Total assets	$142,601	$119,873	$120,097
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(14)	(29)	(47)
Deferred taxes	4	7	13
Total tangible assets	$137,998	$115,258	$115,470
Total common equity
Total equity	$16,187	$15,717	$15,460
Preferred stock	(1,250)	(1,250)	(1,232)
Undeclared dividends — cumulative preferred stock	—	—	(3)
Common equity, net of undeclared cumulative preferred dividends	14,937	14,467	14,225
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(14)	(29)	(47)
Deferred taxes	4	7	13
Total tangible common equity	$10,334	$9,852	$9,598

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities

Net interest income expressed on a taxable-equivalent basis aggregated $3.88 billion in 2020, down 6% from $4.15 billion in 2019.  That decline primarily resulted from a 68 basis point narrowing of the net interest margin, largely the result of declines in yields on loans and balances held at the Federal Reserve Bank of New York, reflecting the lower interest rate environment due to actions initiated by the Federal Reserve to decrease its target Federal funds rate three times in the second half of 2019 (each by a .25% increment) and twice in March of 2020 (first by .50%, then another by 1.0%). The lower net interest margin was partially offset by the impact of a $14.6 billion, or 14%, increase in average earning assets to $122.9 billion in 2020 from $108.2 billion in 2019 that reflected increases in average loan and lease balances of $7.1 billion and in interest-bearing deposits at banks of $8.5 billion, partially offset by a decline in average balances of investment securities of $3.4 billion.

Average loans and leases rose 8% to $96.6 billion in 2020 from $89.5 billion in 2019. Average balances of commercial loans and leases increased $4.2 billion or 18% to $27.5 billion in 2020 from $23.3 billion in 2019. That increase was the result of average outstanding PPP loans of $4.4 billion that were predominantly funded in the second quarter of 2020. Average commercial real estate loan balances were up $2.1 billion or 6% to $37.0 billion in 2020 from $34.9 billion in 2019. Consumer loans averaged $15.9 billion in 2020, up $1.2 billion or 9% from $14.6 billion in 2019, due to growth in recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) and, to a lesser extent, automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit. Average residential real estate loans were $16.2 billion and $16.7 billion in 2020 and 2019, respectively, reflecting the ongoing repayments of loans by customers, partially offset by repurchases of government-guaranteed loans from Ginnie Mae pools that are serviced by the Company. The Company repurchases government-guaranteed loans to reduce associated servicing costs, namely a requirement to advance principal and interest payments that had not been received from individual mortgagors, including payments deferred under COVID-19 forbearance arrangements. The loans repurchased from Ginnie Mae pools averaged $2.6 billion in 2020, up from $889 million in 2019.

Taxable-equivalent net interest income in 2019 was up 1% from $4.09 billion in 2018. That growth resulted from a $1.5 billion or 1% increase in average earning assets to $108.2 billion in 2019 from $106.8 billion in 2018 that reflected increases in average loan and lease balances of $2.1 billion and in interest-bearing deposits at banks of $1.2 billion, partially offset by a decline in average balances of investment securities of $2.1 billion. Also contributing to the improvement was a widening of the net interest margin to 3.84% in 2019 from 3.83% in 2018.

Average loans and leases rose $2.1 billion, or 2%, in 2019 from $87.4 billion in 2018. Average balances of commercial loans and leases increased $1.5 billion or 7% to $23.3 billion in 2019 from $21.8 billion in 2018. Average commercial real estate loan balances were up $1.2 billion or 4% to $34.9 billion in 2019 from $33.7 billion in 2018. Consumer loans averaged $14.6 billion in 2019, up $1.1 billion or 8% from $13.6 billion in 2018, due to growth in recreational finance loans and automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit. Average residential real estate loans declined $1.7 billion or 9% to $16.7 billion in 2019 from $18.3 billion in 2018, predominantly due to ongoing repayments of loans obtained in the 2015 acquisition of Hudson City Bancorp, Inc. (“Hudson City”).

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2020			2019			2018			2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions of dollars; interest in thousands of dollars)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$27,520	$941,419	3.42%	23,306	1,118,850	4.80%	21,832	1,003,462	4.60%	21,981	853,389	3.88%	21,397	736,240	3.44%
Real estate — commercial	36,986	1,651,448	4.39	34,885	1,842,472	5.21	33,682	1,712,247	5.01	33,196	1,481,427	4.40	30,915	1,277,196	4.06
Real estate — consumer	16,215	618,597	3.82	16,665	708,555	4.25	18,330	766,552	4.18	21,013	832,574	3.96	24,463	958,521	3.92
Consumer	15,884	780,803	4.92	14,638	794,913	5.43	13,555	703,919	5.19	12,625	608,253	4.82	11,841	538,144	4.54
Total loans and leases, net	96,605	3,992,267	4.13	89,494	4,464,790	4.99	87,399	4,186,180	4.79	88,815	3,775,643	4.25	88,616	3,510,101	3.96
Interest-bearing deposits at banks	15,329	32,956	.21	6,783	141,397	2.08	5,614	108,182	1.93	5,578	61,326	1.10	8,846	45,516	.51
Federal funds sold and agreements to resell securities	2,717	6,985	.26	327	5,507	1.68	1	23	1.95	—	6	1.56	—	3	.86
Trading account	53	1,111	2.10	68	1,842	2.72	58	1,479	2.55	71	1,202	1.70	85	1,442	1.71
Investment securities(b)
U.S. Treasury and federal agencies	7,454	164,263	2.20	10,755	261,351	2.43	12,915	299,543	2.32	14,701	336,446	2.29	14,025	332,926	2.37
Obligations of states and political subdivisions	3	125	4.98	7	298	4.48	16	747	4.58	43	1,951	4.62	90	3,839	4.24
Other	708	12,293	1.74	788	27,272	3.46	763	24,454	3.21	794	25,791	3.25	894	29,006	3.24
Total investment securities	8,165	176,681	2.16	11,550	288,921	2.50	13,694	324,744	2.37	15,538	364,188	2.34	15,009	365,771	2.44
Total earning assets	122,869	4,210,000	3.43	108,222	4,902,457	4.53	106,766	4,620,608	4.33	110,002	4,202,365	3.82	112,556	3,922,833	3.49
Allowance for credit losses	(1,503)			(1,030)			(1,019)			(1,012)			(976)
Cash and due from banks	1,327			1,294			1,312			1,295			1,273
Other assets	12,787			11,098			9,900			10,575			11,487
Total assets	$135,480			119,584			116,959			120,860			124,340
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$63,590	146,700	.23	54,610	368,004	.67	52,102	215,411	.41	53,399	133,177	.25	52,194	87,704	.17
Time deposits	4,960	66,280	1.34	6,309	95,426	1.51	6,025	51,423	.85	8,161	61,505	.75	12,253	102,841	.84
Deposits at Cayman Islands office	1,117	4,054	.36	1,367	21,917	1.60	394	5,633	1.43	185	1,186	.64	199	797	.40
Total interest-bearing deposits	69,667	217,034	.31	62,286	485,347	.78	58,521	272,467	.47	61,745	195,868	.32	64,646	191,342	.30
Short-term borrowings	62	28	.05	1,059	24,741	2.34	331	5,386	1.63	205	1,511	.74	894	3,625	.41
Long-term borrowings	5,803	109,333	1.88	7,703	239,242	3.11	8,845	248,556	2.81	8,302	189,372	2.28	10,252	231,017	2.25
Total interest-bearing liabilities	75,532	326,395	.43	71,048	749,330	1.05	67,697	526,409	.78	70,252	386,751	.55	75,792	425,984	.56
Noninterest-bearing deposits	41,683			30,763			31,893			32,520			30,160
Other liabilities	2,274			2,055			1,739			1,793			1,969
Total liabilities	119,489			103,866			101,329			104,565			107,921
Shareholders’ equity	15,991			15,718			15,630			16,295			16,419
Total liabilities and shareholders’ equity	$135,480			119,584			116,959			120,860			124,340
Net interest spread			3.00			3.48			3.55			3.27			2.93
Contribution of interest-free funds			.16			.36			.28			.20			.18
Net interest income/margin on earning assets		$3,883,605	3.16%		4,153,127	3.84%		4,094,199	3.83%		3,815,614	3.47%		3,496,849	3.11%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2020 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase
		(Decrease) from
	2020	2019 to 2020	2018 to 2019
	(In millions)

Commercial, financial, etc.	$27,520	18%	7%
Real estate — commercial	36,986	6	4
Real estate — consumer	16,215	(3)	(9)
Consumer
Recreational finance	6,353	31	31
Home equity lines and loans	4,226	(9)	(8)
Automobile	3,902	4	5
Other	1,403	2	12
Total consumer	15,884	9	8
Total	$96,605	8%	2%

Commercial loans and leases, excluding loans secured by real estate, totaled $27.6 billion at December 31, 2020, representing 28% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2020 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $27.6 billion of commercial loans and leases outstanding at the end of 2020, approximately $19.9 billion, or 72%, were secured, while 36%, 18% and 30% were granted to businesses in New York State, Pennsylvania and in the Mid-Atlantic area (which includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2020 aggregated $1.1 billion, of which 48% were secured by collateral located in New York State, 14% were secured by collateral in Pennsylvania and another 18% were secured by collateral in the Mid-Atlantic area.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2020

			Mid-			Percent of
	New York	Pennsylvania	Atlantic(a)	Other	Total	Total
	(Dollars in millions)

Services	$1,810	$799	$2,255	$532	$5,396	19%
Motor vehicle and recreational finance dealers	1,621	880	756	1,409	4,666	17
Manufacturing	1,508	817	767	444	3,536	13
Financial and insurance	576	187	562	887	2,212	8
Wholesale	638	541	587	334	2,100	8
Health services	866	246	764	91	1,967	7
Construction	717	425	709	93	1,944	7
Retail	556	322	533	260	1,671	6
Transportation, communications, utilities	477	269	557	306	1,609	6
Real estate investors	808	201	480	80	1,569	6
Public administration	135	55	51	29	270	1
Agriculture, forestry, fishing, etc.	38	65	60	15	178	1
Other	115	202	65	75	457	1
Total	$9,865	$5,009	$8,146	$4,555	$27,575	100%
Percent of total	36%	18%	30%	16%	100%
Percent of dollars outstanding
Secured	62%	72%	64%	84%	68%
Unsecured	33	25	33	11	28
Leases	5	3	3	5	4
Total	100%	100%	100%	100%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	30%	23%	30%	12%	26%
$1 million to $5 million	28	29	24	23	26
$5 million to $10 million	15	19	13	15	15
$10 million to $20 million	13	15	11	19	14
$20 million to $30 million	6	9	7	11	7
$30 million to $50 million	4	2	7	6	5
Greater than $50 million	4	3	8	14	7
Total	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.

International loans included in commercial loans and leases totaled $100 million and $121 million at December 31, 2020 and 2019, respectively. Included in such loans were $94 million and $93 million, respectively, of loans at M&T Bank’s commercial banking office in Ontario, Canada. The remaining international loans are predominantly to domestic companies with foreign operations.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 59% of the loan and lease portfolio during 2020, compared with 63% and 65% in 2019 and 2018, respectively. At December 31, 2020, the Company held approximately $37.6 billion of commercial real estate loans (including $278 million originated for sale), $16.8 billion of consumer real estate loans secured by one-to-four family residential properties (including $777 million of loans originated for sale) and $4.0 billion of outstanding balances of home equity loans and lines of credit, compared with $35.5 billion, $16.2 billion and $4.5 billion, respectively, at December 31, 2019. Included in commercial real estate loans at December 31, 2020 and 2019 were construction loans of $10.0 billion and $8.9 billion, respectively, including amounts due from builders and developers of residential real estate aggregating $1.3 billion and $1.5 billion at December 31, 2020 and 2019, respectively. Commercial real estate loans included loans held for sale totaling $278 million and $28 million at December 31, 2020 and 2019, respectively. International loans included in commercial real estate loans totaled $60 million at December 31, 2020 and $54 million at December 31, 2019.

Commercial real estate loans originated by the Company include both fixed and variable rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity. Maturity dates generally range from five to ten years and, for borrowers in good standing, the terms of such loans may be extended by the customer following maturity at the then-current market rate of interest. Adjustable-rate commercial real estate loans represented approximately 74% of the commercial real estate loan portfolio at the 2020 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2020. New York City area commercial real estate loans totaled $9.3 billion at December 31, 2020. The $8.3 billion of investor-owned commercial real estate loans in the New York City area were largely secured by multifamily residential properties, retail space and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 66% of the aggregate dollar amount of New York City area loans were for loans with outstanding balances of $30 million or less, while loans of more than $50 million made up approximately 19% of the total.

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 91% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the New York City area were for loans with outstanding balances of $30 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 82% and 76%, respectively, were for loans with outstanding balances of $30 million or less.

Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area and New York State comprised 21% of total commercial real estate loans as of December 31, 2020.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2020

	New York State
	New York		Penn-	Mid-			Percent of
	City	Other	sylvania	Atlantic(a)	Other	Total	Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Retail/Service	$1,561	$646	$440	$1,067	$978	$4,692	12%
Apartments/Multifamily	1,595	1,169	526	556	768	4,614	12
Office	1,179	954	487	1,091	644	4,355	12
Hotel	636	377	263	768	633	2,677	7
Health facilities	494	446	387	550	653	2,530	7
Industrial/Warehouse	225	237	265	445	296	1,468	4
Other	216	27	18	71	27	359	1
Total permanent	5,906	3,856	2,386	4,548	3,999	20,695	55%
Construction/Development
Commercial
Construction	1,935	625	687	2,082	2,410	7,739	21%
Land/Land development	274	27	15	166	136	618	2
Residential builder and developer
Construction	181	15	52	169	427	844	2
Land/Land development	27	11	43	132	193	406	1
Total construction/ development	2,417	678	797	2,549	3,166	9,607	26%
Total investor-owned	8,323	4,534	3,183	7,097	7,165	30,302	81%
Owner-occupied by industry(b)
Other services	217	426	170	548	63	1,424	4%
Motor vehicle and recreational finance dealers	172	214	302	262	281	1,231	3
Retail	151	153	304	451	135	1,194	3
Health services	134	343	121	307	26	931	2
Wholesale	108	72	133	327	123	763	2
Manufacturing	88	202	111	141	32	574	2
Real estate investors	23	51	70	141	22	307	1
Other	127	185	237	347	16	912	2
Total owner-occupied	1,020	1,646	1,448	2,524	698	7,336	19%
Total commercial real estate	$9,343	$6,180	$4,631	$9,621	$7,863	$37,638	100%
Percent of total	25%	16%	12%	26%	21%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	4%	13%	11%	10%	6%	8%
$1 million to $5 million	15	25	21	18	10	17
$5 million to $10 million	14	20	19	16	12	16
$10 million to $30 million	33	33	31	32	41	34
$30 million to $50 million	15	7	15	15	19	15
$50 million to $100 million	16	—	3	8	10	8
Greater than $100 million	3	2	—	1	2	2
Total	100%	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes $351 million of construction loans.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $9.6 billion at December 31, 2020, or 10% of total loans and leases. Approximately 93% of those construction loans had adjustable interest rates. Included in such loans at the 2020 year-end were $1.3 billion of loans to builders and developers of residential real estate properties.  The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Delegated Underwriting and Servicing (“DUS”) program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $4.0 billion and $3.9 billion at December 31, 2020 and 2019, respectively. There have been no material losses incurred as a result of those recourse arrangements. At December 31, 2020 and 2019, commercial real estate loans serviced by the Company for other investors were $22.2 billion and $21.0 billion, respectively. Reflected in commercial real estate loans serviced for others were loans sub-serviced for others that had outstanding balances of $3.3 billion and $3.4 billion at December 31, 2020 and 2019, respectively.

Real estate loans secured by one-to-four family residential properties were $16.8 billion at December 31, 2020, including approximately 36% secured by properties located in New York State, 7% secured by properties located in Pennsylvania, 20% secured by properties in New Jersey and 15% secured by properties located in other Mid-Atlantic areas. Included in residential real estate loans were loans repurchased by the Company from Ginnie Mae pools as previously described. Those repurchased loans totaled $2.7 billion at December 31, 2020 and $807 million at December 31, 2019. The Company’s portfolio of limited documentation residential real estate loans held for investment totaled $1.6 billion at December 31, 2020, down from $2.1 billion at December 31, 2019. That portfolio consisted predominantly of limited documentation loans acquired with the Hudson City transaction. Such loans represent loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. Hudson City loans that were eligible for limited documentation processing were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Hudson City discontinued its limited documentation loan program in January 2014. Loans to individuals to finance the construction of one-to-four family residential properties totaled $77 million at December 31, 2020 and $94 million at December 31, 2019, or approximately .1% of total loans and leases at each of those dates. Information about the credit performance of the Company’s residential real estate loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 17% of total loans and leases at each of December 31, 2020 and 2019. Outstanding balances of recreational finance loans represented the largest component of the consumer loan portfolio at December 31, 2020 and totaled $7.1 billion or approximately 7% of total loans, up from $5.5 billion or 6% at December 31, 2019.  That growth reflects increased consumer demand for such loans. Home equity loans and lines of credit outstanding at December 31, 2020 and December 31, 2019 were $4.0 billion and $4.5 billion, respectively.  Approximately 40% of home equity loans and lines of credit outstanding at December 31, 2020 were secured by properties in New York State, 23% in Maryland, 21% in Pennsylvania and 4% in New Jersey. Outstanding automobile loan balances rose to $4.1 billion at

December 31, 2020 from $3.9 billion at December 31, 2019. That increase reflects continued consumer demand for motor vehicles.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2020, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2020

		Percent of Dollars Outstanding
				Mid-Atlantic
		New	Penn-		New
	Outstandings	York	sylvania	Maryland	Jersey	Other(a)	Other
	(In millions)
Real estate
Residential	$16,753	36%	7%	8%	20%	7%	22%
Commercial	37,638	41	12	10	7	9	21
Total real estate	54,391	40%	11%	9%	11%	8%	21%
Commercial, financial, etc.	26,440	35%	18%	15%	7%	8%	17%
Consumer
Recreational finance	7,075	11%	6%	3%	4%	5%	71%
Home equity lines and loans	3,986	40	21	23	4	10	2
Automobile	4,102	26	18	11	7	15	23
Other secured or guaranteed	431	23	12	12	3	21	29
Other unsecured	976	38	20	25	3	11	3
Total consumer	16,570	24%	13%	12%	5%	9%	37%
Total loans	97,401	36%	13%	11%	9%	8%	23%
Commercial leases	1,135	48%	14%	10%	6%	2%	20%
Total loans and leases	$98,536	36%	13%	11%	9%	8%	23%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

The investment securities portfolio averaged $8.2 billion in 2020, down from $11.6 billion and $13.7 billion in 2019 and 2018, respectively.  The decline in average balances of investment securities in 2020 and 2019 was predominantly due to maturities and pay downs of mortgage-backed securities and maturities of U.S. Treasury notes.  There were no significant purchases of investment securities during 2020.  During 2019 and 2018, the Company purchased $500 million and $450 million, respectively, of U.S. Treasury notes.  Sales of investment securities were not significant in 2020, 2019 or 2018.  The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the Federal Reserve Bank of New York.  Those holdings are accounted for at cost and are adjusted based on the amounts of outstanding borrowings and available lines of credit with those entities.

The investment securities portfolio is largely comprised of residential mortgage-backed securities and shorter-term U.S. Treasury and federal agency notes. When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination.  The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income.  Net unrealized losses on such equity securities were $9 million in 2020 and $6 million in 2018, compared with net unrealized gains of $18 million in 2019.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses.  In light of such reviews, there were no credit-related losses on debt investment securities recognized in 2020, 2019 or 2018. Based on management’s assessment of future cash flows associated with individual investment securities as of December 31, 2020, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 2 and 20 of Notes to Financial Statements.

Other earning assets include interest-bearing balances at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $18.1 billion in 2020, $7.2 billion in 2019 and $5.7 billion in 2018. Interest-bearing deposits at banks averaged $15.3 billion in 2020, compared with $6.8 billion in 2019 and $5.6 billion in 2018. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York. The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.  The higher amount in 2020 as compared with 2019 and 2018 reflects increased commercial and consumer deposit balances.  Agreements to resell securities averaged $2.7 billion and $327 million in 2020 and 2019, respectively.  Holdings of agreements to resell securities were insignificant during 2018.  The higher average balance in 2020 reflects the temporary investment by the Company of increased customer deposit levels.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits were $105.7 billion in 2020, compared with $87.9 billion in 2019 and $87.3 billion in 2018. Average balances of savings and interest-checking core deposits rose $7.9 billion or 15% in 2020 to $59.8 billion from $51.9 billion in 2019. Average noninterest-bearing deposits increased $10.9 billion or 35% to $41.7 billion in 2020 from $30.8 billion in 2019. Those increases were largely due to higher average deposits of commercial customers, but also reflect higher levels of consumer deposits and deposits associated with residential mortgage servicing activities.  The higher commercial deposits reflect liquidity and economic concerns of customers resulting in continued deposit retention.  Average core deposits in 2019 were up 1% as compared with 2018. Average savings and interest-checking core deposit balances rose $1.7 billion or 3% in 2019 from $50.1 billion in 2018. That increase was predominantly due to higher residential mortgage escrow deposits, resulting from additions to the Company’s servicing and sub-servicing portfolios in 2019, and higher commercial and trust deposits.  Average noninterest-bearing deposits in 2019 declined $1.1 billion or 4% from $31.9 million in 2018.  Contributing to that decline were lower deposits associated with commercial and trust customers, partially offset by higher mortgage escrow deposits.  The lower commercial deposits were largely due to a shift of such deposits from noninterest-bearing to interest-bearing products. Funding provided by core deposits represented 86% of average earning assets in 2020, compared with 81% in 2019 and 82% in 2018. Table 8 summarizes average core deposits in 2020 and percentage changes in the components of such deposits over the past two years. Core deposits totaled $114.2 billion and $89.5 billion at December 31, 2020 and 2019, respectively.

Table 8

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	2020	2019 to 2020	2018 to 2019
	(In millions)

Savings and interest-checking deposits	$59,757	15%	3%
Time deposits	4,277	(18)	(2)
Noninterest-bearing deposits	41,683	35	(4)
Total	$105,717	20%	1%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office, and brokered deposits. Time deposits over $250,000, excluding brokered deposits, averaged $683 million in 2020, $956 million in 2019 and $675 million in 2018. The decline in such deposits from 2019 to 2020 was predominantly the result of maturities of time deposits and, due to the low interest rate environment, a reduced demand from customers for time deposit products. The increase in such deposits from 2018 to 2019 was predominantly the result of the generally higher interest rate environment in 2019 and customers’ desire to earn a higher return on their deposits. Cayman Islands office deposits averaged $1.1 billion in 2020, $1.4 billion in 2019 and $394 million in 2018. The decrease in such deposits in 2020 as compared with 2019 reflects customer reaction to the declines in short-term interest rates that followed actions by the Federal Reserve in March 2020.  The increase in such deposits in 2019 from 2018 resulted from customers’ desire to sweep their deposit balances into the then higher earning products.  The Company had brokered savings and interest-bearing transaction accounts that averaged $3.8 billion in 2020, $2.7 billion in 2019 and $2.0 billion in 2018.  Brokered time deposits were not a significant source of funding in any of the three years discussed herein. Additional amounts of Cayman Islands office deposits or brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

Table 9 summarizes average total deposits for 2020, 2019 and 2018.

Table 9

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
2020
Savings and interest-checking deposits	$29,072	$5,631	$28,887	$63,590
Time deposits	4,657	50	253	4,960
Noninterest-bearing deposits	6,572	5,406	29,705	41,683
Deposits at Cayman Islands office	—	—	1,117	1,117
Total	$40,301	$11,087	$59,962	$111,350

2019
Savings and interest-checking deposits	$26,814	$6,453	$21,343	$54,610
Time deposits	5,739	46	524	6,309
Noninterest-bearing deposits	5,352	4,219	21,192	30,763
Deposits at Cayman Islands office	—	—	1,367	1,367
Total	$37,905	$10,718	$44,426	$93,049

2018
Savings and interest-checking deposits	$28,381	$5,445	$18,276	$52,102
Time deposits	5,656	34	335	6,025
Noninterest-bearing deposits	5,064	4,363	22,466	31,893
Deposits at Cayman Islands office	—	—	394	394
Total	$39,101	$9,842	$41,471	$90,414

The Company also uses borrowings from banks, securities dealers, the FHLB of New York, the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings were $62 million in 2020, $1.1 billion in 2019 and $331 million in 2018.

Long-term borrowings averaged $5.8 billion in 2020, $7.7 billion in 2019 and $8.8 billion in 2018.  Average balances of outstanding senior notes were $3.8 billion in 2020, compared with $5.3 billion and $5.9 billion in 2019 and 2018, respectively.  Unsecured senior notes totaled $2.8 billion and $4.9 billion at December 31, 2020 and 2019, respectively. During 2020, M&T Bank redeemed $2.1 billion of fixed rate senior notes that were within thirty days of scheduled maturity and, thereby, eligible for redemption. During January 2018, M&T Bank issued $650 million of 2.625% fixed rate and $350 million of variable rate senior notes that pay interest quarterly and are indexed to the three-month LIBOR. The variable rate notes mature in 2021 and the fixed rate notes that were due to mature on January 25, 2021 were redeemed on December 28, 2020. On December 31, 2018, M&T Bank redeemed $750 million of fixed rate senior notes that were due to mature on January 31, 2019.  In addition, in July 2018 M&T issued $750 million of senior notes that mature in July 2023, of which $500 million have a 3.55% fixed interest rate and $250 million have a variable rate paid quarterly at rates that are indexed to the three-month LIBOR.  Also included in average long-term borrowings were amounts borrowed from FHLBs of $2 million in 2020, compared with $241 million and $577 million in 2019 and 2018, respectively, and subordinated capital notes of $1.4 billion in 2020 and

2019, compared with $1.5 billion in 2018. During December 2020, $409 million of subordinated capital notes of M&T Bank matured.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $527 million in 2020, $524 million in 2019 and $521 million in 2018. Also included in long-term borrowings were agreements to repurchase securities, which averaged $58 million in 2020, $245 million in 2019 and $415 million during 2018. The repurchase agreement held at December 31, 2019 totaled $102 million and matured in 2020. There were no repurchase agreements outstanding at December 31, 2020. Additional information regarding long-term borrowings, including information regarding contractual maturities of such borrowings, is provided in note 8 of Notes to Financial Statements.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt. As of December 31, 2020, interest rate swap agreements were used as fair value hedges of approximately $1.65 billion of outstanding fixed rate long-term borrowings. Additionally, interest rate swap agreements with a notional amount of $17.35 billion were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans. Further information on interest rate swap agreements is provided herein and in note 18 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.00% in 2020, compared with 3.48% in 2019 and 3.55% in 2018. The yield on the Company’s earning assets decreased 110 basis points to 3.43% in 2020 from 4.53% in 2019 and the rate paid on interest-bearing liabilities decreased 62 basis points to .43% in 2020 from 1.05% in 2019. The narrowing of the net interest spread in 2020 compared with 2019 reflects the impact of the decreases in short-term interest rates initiated by the Federal Reserve during the second half of 2019 and in March 2020.  During 2018, the yield on earning assets was 4.33% and the rate paid on interest-bearing liabilities was .78%. The higher rates earned on assets and paid on liabilities in 2019 as compared with 2018 predominantly reflect the effect of increases in short-term interest rates initiated by the Federal Reserve during 2018, partially offset in 2019 by decreases in such rates initiated during 2019.  The increase in rates paid in 2019 on interest-bearing liabilities also reflects higher rates paid on mortgage escrow deposits associated with growth in the Company’s residential mortgage servicing activities.  The rates paid on those deposits are often indexed to the federal funds rate or LIBOR, and are higher than the rates paid on most other savings and interest-checking deposit accounts.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $47.3 billion in 2020, $37.2 billion in 2019 and $39.1 billion in 2018. The increase in net interest-free funds in 2020 compared with 2019 reflects higher average balances of noninterest-bearing deposits.  The decrease in average net interest-free funds in 2019 as compared with 2018 reflects declines in balances of noninterest-bearing deposits. Those deposits averaged $41.7 billion in 2020, $30.8 billion in 2019 and $31.9 billion in 2018. The increase in such balances from 2019 to 2020 was largely due to higher levels of deposits of commercial customers. Shareholders’ equity averaged $16.0 billion, $15.7 billion and $15.6 billion in 2020, 2019 and 2018, respectively.  Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of 2020 and 2019 and $4.7 billion in 2018. The cash surrender value of bank owned life insurance averaged $1.8 billion in each of 2020, 2019 and 2018. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .16% in 2020, .36% in 2019 and .28% in 2018. The reduced contribution of net interest-free funds to net interest margin in 2020 reflects the lower rates on interest-bearing liabilities used to value net interest-free funds.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.16% in 2020, 3.84% in 2019 and 3.83% in 2018. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $19.0 billion (excluding $32.1 billion of forward-starting swap agreements) at December 31, 2020, $17.2 billion (excluding $40.4 billion of forward-starting swap agreements) at December 31, 2019 and $7.3 billion (excluding $12.6 billion of forward-starting swap agreements) at December 31, 2018. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At December 31, 2020, interest rate swap agreements with notional amounts of $17.35 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $13.35 billion at December 31, 2019 and $2.85 billion at December 31, 2018. At December 31, 2020, 2019 and 2018, interest swap agreements with notional amounts of $1.65 billion, $3.80 billion and $4.45 billion, respectively, were serving as fair value hedges of fixed rate long-term borrowings. The Company has entered into the forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges, and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges. The amounts of hedge ineffectiveness recognized in 2020, 2019 and 2018 were not material to the Company’s consolidated results of operations. Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 18 of Notes to Financial Statements.  Information regarding the effective portion of cash flow hedges is presented in note 15 of Notes to Financial Statements.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 10.

Table 10

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
.	2020		2019		2018
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$271,971	.22%	$13,011	.01%	$(13,339)	(.01)%
Interest expense	(40,145)	(.05)	15,136	.02	11,418	.02
Net interest income/margin	$312,116	.25%	$(2,125)	—%	$(24,757)	(.03)%
Average notional amount (c)	$16,985,246		$16,248,356		$7,795,479
Rate received (b)		2.51%		2.40%		2.09%
Rate paid (b)		.67%		2.42%		2.41%
(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the year.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the year.

In addition to interest rate swap agreements, the Company had entered into interest rate floor agreements that were accounted for in the trading account rather than as hedging instruments but, nevertheless, provided the Company with protection against the possibility of future declines in interest rates on its earning assets. Outstanding notional amounts of such agreements totaled $15.6 billion at each of December 31, 2019 and December 31, 2018. The agreements outstanding at the 2019 year-end matured in January and February 2020. The fair value of the interest rate floor agreements was not material at either December 31, 2019 or 2018.

Provision for Credit Losses

As described in note 4 of Notes to Financial Statements, effective January 1, 2020 the Company adopted amended accounting guidance for the measurement of credit losses on financial instruments. That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new guidance replaces the previous incurred loss model for determining the allowance for credit losses. The adoption of the amended guidance resulted in a $132 million increase in the allowance for credit losses at January 1, 2020. Increases in the allowance for residential real estate loans and consumer loans, reflecting the longer-dated maturities of such portfolios, were offset somewhat by net decreases in the allowance for commercial loans resulting from lower loss estimates on demand loan products due to the assumption that the Company could require full repayment of such loans in the near-term. Table 11 depicts the changes in the allowance for credit losses by loan category resulting from the adoption of the amended guidance.

Table 11

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

A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. The provision for credit losses was $800 million in 2020, compared with $176 million in 2019 and $132 million in 2018. As noted earlier, the significant increase in the provision in 2020 as compared with 2019 and 2018 follows the adoption of new accounting guidance on January 1, 2020 and reflects economic assumptions and projections that considered the macroeconomic outlook associated with the COVID-19 pandemic. The Company’s estimates of expected losses reflect the ongoing impacts of the pandemic on economic activity, generally, and concerns about commercial real estate values and the ultimate collectability of commercial real estate loans where borrowers are requesting repayment forbearance. Net charge-offs of loans were $247 million in 2020, $144 million in 2019 and $130 million in 2018. Net charge-offs as a percentage of average loans and leases outstanding were .26% in 2020, compared with .16% in 2019 and .15% in 2018. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 12 and in note 4 of Notes to Financial Statements.

Table 12

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance for credit losses beginning balance	$1,051,071	$1,019,444	$1,017,198	$988,997	$955,992
Adoption of new accounting standard	132,457	—	—	—	—
Charge-offs during year
Commercial, financial, leasing, etc.	135,083	58,244	60,414	64,941	59,244
Real estate — construction	2,943	10,280	262	267	137
Real estate — mortgage	43,231	15,095	27,369	28,463	30,801
Consumer	152,250	154,089	143,196	130,927	141,073
Total charge-offs	333,507	237,708	231,241	224,598	231,255
Recoveries during year
Commercial, financial, leasing, etc.	15,765	24,581	27,903	21,196	30,167
Real estate — construction	1,758	1,355	19,379	8,894	4,062
Real estate — mortgage	9,908	10,785	8,322	12,671	11,124
Consumer	58,935	56,614	45,883	42,038	28,907
Total recoveries	86,366	93,335	101,487	84,799	74,260
Net charge-offs	247,141	144,373	129,754	139,799	156,995
Provision for credit losses	800,000	176,000	132,000	168,000	190,000
Allowance for credit losses ending balance	$1,736,387	$1,051,071	$1,019,444	$1,017,198	$988,997
Net charge-offs as a percent of:
Provision for credit losses	30.89%	82.03%	98.30%	83.21%	82.63%
Average loans and leases, net of unearned discount	.26%	.16%	.15%	.16%	.18%
Allowance for credit losses as a percent of loans and leases, net of unearned discount, at year-end	1.76%	1.16%	1.15%	1.16%	1.09%

Nonaccrual loans aggregated $1.89 billion at December 31, 2020, compared with $963 million and $894 million at December 31, 2019 and 2018, respectively. As a percentage of total loans and leases outstanding, nonaccrual loans represented 1.92% at December 31, 2020, compared with 1.06% and 1.01% at December 31, 2019 and 2018, respectively. The higher level of nonaccrual loans at December 31, 2020 as compared with December 31, 2019 reflects the addition of $530 million of loans associated with hotels in 2020 as well as other additions that, in general, resulted from the economic conditions in 2020.

Accruing loans past due 90 days or more were $859 million or .87% of total loans and leases at December 31, 2020. Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $519 million or .57% at December 31, 2019 and $223 million or .25% at December 31, 2018. Accruing loans past due 90 days or more included loans guaranteed by government-related entities of $798 million, $480 million and $192 million at December 31, 2020, 2019 and 2018, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities totaled $764 million at December 31, 2020, $452 million at December 31, 2019 and $165 million at December 31, 2018. The increase in such loans at the end of 2020 as compared with the prior dates resulted from higher levels of loans repurchased during 2020. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. In addition to the past due loans, the Company has also repurchased $1.6 billion of government-guaranteed residential mortgage loans during 2020 that are not considered delinquent because the borrower has requested and received a COVID-19 related payment deferral.  Those loans were also repurchased to reduce associated servicing costs as described above and also remain covered by the insurance or guarantee of the applicable government-related entity.  A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 13.

Table 13

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2020	2019	2018	2017	2016
	(Dollars in thousands)

Nonaccrual loans	$1,893,299	963,112	893,608	882,598	920,015
Real estate and other foreclosed assets	34,668	85,646	78,375	111,910	139,206
Total nonperforming assets	$1,927,967	1,048,758	971,983	994,508	1,059,221
Accruing loans past due 90 days or more(a)	$859,208	518,728	222,527	244,405	300,659
Government guaranteed loans included in totals above:
Nonaccrual loans	$48,820	50,891	34,667	35,677	40,610
Accruing loans past due 90 days or more	798,121	479,829	192,443	235,489	282,659
Renegotiated loans	$238,994	234,424	245,367	221,513	190,374
Acquired accruing loans past due 90 days or more(b)	N/A	39,632	39,750	47,418	61,144
Purchased impaired loans(c):
Outstanding customer balance	N/A	415,413	529,520	688,091	927,446
Carrying amount	N/A	227,545	303,305	410,015	578,032

Nonaccrual loans to total loans and leases, net of unearned discount	1.92%	1.06%	1.01%	1.00%	1.01%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.96%	1.15%	1.10%	1.13%	1.16%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.87%	.57%	.25%	.28%	.33%

(a)	Predominantly residential real estate loans. Prior to 2020, excludes loans acquired at a discount
(b)	Prior to 2020, loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Prior to 2020, accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

Loans that were 30-89 days past due were $662 million at December 31, 2020, compared with $1.2 billion at December 31, 2019 and $866 million at December 31, 2018. The lower level of such past due loans at the end of 2020 reflects the impact of loan paydowns, many of which resulted in return to current status, and migrations of loans to nonaccrual status. COVID-19 related payment deferral modifications resulted in such loans being classified as current in accordance with regulatory guidance and, as a result, did not contribute in incremental additions to loans categorized as 30-89 days past due. Information about delinquent loans at December 31, 2020 and 2019 is included in note 3 of Notes to Financial Statements.

Prior to the adoption of the new accounting standard on January 1, 2020, the Company reported purchased impaired loans. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continued to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The amended accounting guidance requires estimated credit losses on loans acquired at a discount to now be reflected in the allowance for credit losses and effective with the adoption of the guidance, the Company’s nonaccrual loan policy now applies to such loans. The carrying amount of purchased impaired loans was $228 million at December 31, 2019.

The United States has been operating under a state of emergency related to the COVID-19 pandemic since March 13, 2020. The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in economic activity that severely hampered the ability of some businesses and consumers to meet their repayment obligations. The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allows modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as delinquent or as troubled debt restructurings. Modifications may include payment deferrals (including extensions of maturity dates), covenant waivers and fee waivers. The Company has worked with its customers affected by COVID-19 and, as previously noted, has granted modifications across many of its loan portfolios. To the extent that such modifications met the criteria previously described, such modifications have not been classified as delinquent or as troubled debt restructurings.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans totaled $342 million and $203 million at December 31, 2020 and December 31, 2019, respectively.

Charge-offs of commercial loans and leases, net of recoveries, aggregated $119 million in 2020, $34 million in 2019 and $33 million in 2018.  The higher level of such charge-offs in 2020 was largely experienced in the fourth quarter and related to the impact of the COVID-19 pandemic on borrower’s ability to repay loans associated with malls and transportation services. Commercial loans and leases in nonaccrual status were $307 million at December 31, 2020, $347 million at December 31, 2019 and $234 million at December 31, 2018.

Net charge-offs of commercial real estate loans totaled $31 million during 2020, compared with $9 million during 2019 and net recoveries of previously charged-off commercial real estate loans of $9 million in 2018.  Reflected in the 2018 amount was a $13 million recovery associated with a hotel property. Commercial real estate loans classified as nonaccrual were $891 million at December 31, 2020, $195 million at December 31, 2019 and $231 million at December 31, 2018.  Nonaccrual commercial real estate loans included construction-related loans of $115 million, $37 million and $27 million at the end of 2020, 2019 and 2018, respectively.  The increase in commercial real estate loans in nonaccrual status at the 2020 year-end as compared with December 31, 2019 was largely due to the addition of $530 million of hotel loans in 2020.

Net charge-offs of residential real estate loans totaled $3 million in 2020, $5 million in 2019 and $9 million in 2018. Residential real estate loans in nonaccrual status at December 31, 2020 were $513 million, compared with $319 million and $318 million at December 31, 2019 and 2018, respectively.  The increase at the most recent year-end as compared with the prior year dates reflects the impact of the adoption of the amended accounting guidance as noted earlier and the effect of recent economic conditions on borrowers. Nonaccrual limited documentation first mortgage loans aggregated $147 million at December 31, 2020, compared with $83 million and $85 million at December 31, 2019 and 2018, respectively. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans.  Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount prior to 2020) totaled $793 million at December 31, 2020, $487 million at December 31, 2019 and $190 million at December 31, 2018. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities, including the previously noted higher level of repurchases of loans associated with the Company’s loan servicing portfolio. However, loans that have been granted forbearances related to COVID-19 are not considered to be past due in accordance with the previously noted regulatory guidance and provisions of the CARES Act.  Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2020 is presented in table 14.

Table 14

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended
	December 31, 2020			December 31, 2020
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,261,166	$134,885	2.56%	$2,011	.04%
Pennsylvania	1,083,581	14,419	1.33	(87)	(.01)
Maryland	1,365,648	17,329	1.27	4,110	.33
New Jersey	2,779,273	90,469	3.26	(1,579)	(.05)
Other Mid-Atlantic (a)	1,195,802	18,122	1.52	305	.03
Other	3,361,103	89,782	2.67	633	.02
Total	$15,046,573	$365,006	2.43%	$5,393	.04%
Residential construction loans:
New York	$21,892	$147	.67%	$—	—%
Pennsylvania	7,470	576	7.71	—	—
Maryland	8,087	—	—	—	—
New Jersey	12,248	—	—	19	.14
Other Mid-Atlantic (a)	21,045	—	—	—	—
Other	6,544	—	—	29	.44
Total	$77,286	$723	.94%	$48	.06%
Limited documentation first mortgages:
New York	$746,347	$64,944	8.70%	$(641)	(.08%)
Pennsylvania	32,993	6,200	18.79	(36)	(.09)
Maryland	18,916	2,416	12.77	(2)	(.01)
New Jersey	597,714	45,962	7.69	(54)	(.01)
Other Mid-Atlantic (a)	8,455	1,344	15.90	(113)	(.75)
Other	224,709	26,304	11.71	(1,428)	(.56)
Total	$1,629,134	$147,170	9.03%	$(2,274)	(.12%)
First lien home equity loans and lines of credit:
New York	$1,013,763	$17,232	1.70%	$1,468	.14%
Pennsylvania	615,395	9,932	1.61	386	.06
Maryland	496,598	11,377	2.29	578	.11
New Jersey	72,203	890	1.23	(1)	—
Other Mid-Atlantic (a)	176,355	2,681	1.52	50	.03
Other	29,864	1,780	5.96	86	.27
Total	$2,404,178	$43,892	1.83%	$2,567	.10%
Junior lien home equity loans and lines of credit:
New York	$597,402	$16,437	2.75%	$658	.10%
Pennsylvania	216,545	2,895	1.34	240	.10
Maryland	426,214	9,934	2.33	(309)	(.06)
New Jersey	91,410	1,470	1.61	(190)	(.20)
Other Mid-Atlantic (a)	203,152	3,668	1.81	(318)	(.14)
Other	42,468	882	2.08	121	.30
Total	$1,577,191	$35,286	2.24%	$202	.01%
Limited documentation junior lien:
New York	$402	$21	5.22%	$(64)	(12.72%)
Pennsylvania	197	34	17.26	(19)	(9.18)
Maryland	811	25	3.08	(7)	(.69)
New Jersey	120	—	—	—	—
Other Mid-Atlantic (a)	481	32	6.65	—	—
Other	2,226	102	4.58	(7)	(.25)
Total	$4,237	$214	5.05%	$(97)	(1.93%)

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Net charge-offs of consumer loans aggregated $93 million in 2020, compared with $97 million in each of 2019 and 2018.  Included in net charge-offs of consumer loans were: automobile loans of $22 million in 2020, $24 million in 2019 and $33 million in 2018; recreational finance loans of $27 million, $26 million and $17 million during 2020, 2019 and 2018, respectively; and home equity loans and lines of credit secured by one-to-four family residential properties of $3 million in 2020, $6 million in 2019 and $7 million in 2018. Nonaccrual consumer loans were $183 million at December 31, 2020, compared with $102 million and $110 million at December 31, 2019 and 2018, respectively. Included in nonaccrual consumer loans at the 2020, 2019 and 2018 year-ends were: automobile loans of $39 million, $21 million and $23 million, respectively; recreational finance loans of $26 million, $14 million and $11 million, respectively; and outstanding balances of home equity loans and lines of credit of $79 million, $63 million and $71 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2020 is presented in table 14. Information about past due and nonaccrual loans as of December 31, 2020 and 2019 is also included in note 3 of Notes to Financial Statements.

Real estate and other foreclosed assets totaled $35 million at December 31, 2020, compared with $86 million at December 31, 2019 and $78 million at December 31, 2018. The decline in 2020 is largely reflective of foreclosure moratoriums imposed by government authorities in numerous jurisdictions. Net gains or losses associated with real estate and other foreclosed assets were not material in 2020, 2019 or 2018. At December 31, 2020, the Company’s holding of residential real estate-related properties comprised approximately 80% of foreclosed assets.

Beginning in 2020, management determines the allowance for credit losses under new accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan and lease portfolio. Prior to 2020, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date.  A description of the methodologies used by the Company to estimate its allowance for credit losses in 2020 can be found in note 4 of Notes to Financial Statements.

In establishing the allowance for credit losses subsequent to December 31, 2019, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of December 31, 2020, there existed substantial concerns about the national and regional economic decline related to the COVID-19 pandemic; the ultimate effectiveness of economic stimulus being provided by the U.S. government;  the volatile nature of global markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; the extent to which additional repayment forbearance might be requested by borrowers, in particular commercial real estate borrowers; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 49% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that could see lingering effects of the economic downturn. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and through the loss estimation modeling and other techniques used by the Company are generally considered to possess lower expected losses when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed higher expected loss amounts when determining the allowance for credit losses. A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent

90 days or more. During 2020, the Company re-graded a significant portion of its commercial loans and commercial real estate loans, particularly those that were modified as a result of COVID-19 impacts. Criticized commercial loans and commercial real estate loans totaled $7.2 billion at December 31, 2020, compared with $2.5 billion at December 31, 2019 and $2.7 billion at December 31, 2018. The rise in criticized loans compared with the two prior year-ends reflects the impact of the pandemic on borrowers’ financial condition and the re-grading of loans by the Company.

The COVID-19 pandemic and related governmental responses led to a significant reduction in economic activity that has been detrimental to many borrowers across the Company’s geographic regions. Borrowers have been and will likely continue to be adversely impacted by the economic effects of the COVID-19 pandemic. Summaries of loans outstanding as of December 31, 2020 for which borrowers have been granted a COVID-19 related forbearance and loans extended under the PPP are provided in table 15. Of the COVID-19 related modifications with payment deferrals at December 31, 2020, substantially all are scheduled to expire during the first half of 2021.

As commercial loans and commercial real estate loans were approved for modifications related to COVID-19, loan officers and credit department personnel reviewed and reassigned loan grades, as deemed appropriate. The Company assessed loans considering the credit worthiness of the borrower, collateral values, the financial condition of any guarantors, and the expected collectability of contractual principal and interest payments. Loan-to-collateral values on investor-owned loans are generally relatively low and oftentimes the loans include some form of recourse. Loans secured by residential real estate with a COVID-19 payment forbearance were evaluated for collectability based on the borrower’s ability to repay considering past performance and estimated collateral values. If collectability was considered doubtful, loans were classified as nonaccrual.

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

Table 15

COVID-19 RELATED LOANS AND LEASES DATA

	December 31, 2020
			COVID-19 Forbearance
Commercial, financial, leasing, etc.	Total	PPP	Payment Deferrals(1)		Other Forbearances(2)	Total
	(Dollars in millions)
Industry
Services	$5,396	$1,646	$10		$83	$93
Motor vehicle and recreational finance dealers	4,666	356	—		4	4
Manufacturing	3,536	550	11		56	67
Financial and insurance	2,212	78	21		90	111
Wholesale	2,100	334	1		19	20
Health services	1,967	641	—		—	—
Construction	1,944	846	1		—	1
Retail	1,671	376	6		—	6
Transportation, communications, utilities	1,609	253	37		6	43
Real estate investors	1,569	164	9		10	19
Other	905	164	—		24	24
Total commercial, financial, leasing, etc.	27,575	5,408	96		292	388
Commercial real estate
Investor-owned
Permanent finance by property type
Retail/Service	4,692	—	56		41	97
Apartments/Multifamily	4,614	—	110		9	119
Office	4,355	—	27		6	33
Hotel	2,677	—	384		218	602
Health facilities	2,530	—	107		53	160
Industrial/Warehouse	1,468	—	20		—	20
Other	359	—	—		37	37
Total permanent	20,695	—	704		364	1,068
Total construction/development	9,628	—	62		146	208
Total investor-owned	30,323	—	766		510	1,276
Owner-occupied by industry
Other services	1,403	—	5		—	5
Motor vehicle and recreational finance dealers	1,231	—	3		—	3
Retail	1,194	—	1		2	3
Health services	931	—	1		7	8
Wholesale	763	—	—		1	1
Manufacturing	574	—	7		—	7
Other	1,219	—	7		—	7
Total owner-occupied	7,315	—	24		10	34
Total commercial real estate	37,638	—	790		520	1,310
Residential real estate	16,753	—	2,785	(3)	—	2,785
Consumer
Recreational finance	7,075	—	24		—	24
Homes equity lines and loans	3,986	—	19		—	19
Automobile	4,102	—	52		—	52
Other	1,407	—	2		—	2
Total consumer	16,570	—	97		—	97
Total	$98,536	$5,408	$3,768		$812	$4,580

(1)	Represents accruing loans at December 31, 2020 for which a COVID-19 related payment deferral (including maturity extensions) has been granted.
(2)	Consists predominantly of accruing loans for which a COVID-19 related covenant waiver has been granted.
(3)	Includes $1.7 billion of government-guaranteed loans.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings.  At December 31, 2020, approximately 60% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 60% (or approximately 24% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2020, approximately 84% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 6% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at December 31, 2020 and January 1, 2020 included utilizing macro-economic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macro-economic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists. Changes in the forecasted economic assumptions from January 1, 2020 to December 31, 2020 primarily reflect the projected impact of the COVID-19 pandemic. The assumptions utilized as of December 31, 2020 included the national unemployment rate continuing at elevated levels, on average 6.9% through 2021, followed by a gradual return to long-term historical averages by the end of 2022. The forecast also assumed gross domestic product to grow at a 4.1% annual rate during 2021 resulting in a return to pre-pandemic levels by the end of 2022. Commercial real estate prices were assumed to decline by 6.8% in 2021, followed by improvement. Residential real estate prices were not assumed to fluctuate significantly. The forecast considered approved government stimulus at the end of 2020, but not any further fiscal or monetary actions. The assumptions utilized as of January 1, 2020 at the time of adoption of the expected credit loss accounting standard were significantly less severe. Those assumptions anticipated unemployment rates that averaged under 4% and steady growth in gross domestic product of 3.3% over the eight-quarter forecast period. Forecasted changes in real estate prices as of that date were not significant. The assumptions utilized were based on information available to the Company at or near December 31, and January 1, 2020 at the time it was preparing its estimate of expected credit losses as of those dates.

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that influence its loss estimation process. Geopolitical conditions assessed at the end of 2020 included the potential impact of COVID-19 on economic activity that could influence the ability of customers to repay loan amounts in accordance with their contractual obligations. With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period and of more negative or positive outcomes on its allowance for credit losses. Economic forecasts have changed rapidly in the recent past due to the uncertain impacts of COVID-19. Generally, an increase in unemployment rate or a decrease in any of the rate of change in gross domestic product, commercial real estate prices or home prices would have an adverse impact on expected credit losses and would likely result in an increase in the allowance for credit losses.

Prior to 2020, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date.  The allowance was determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the current economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications.  The estimation of the allowance for credit losses prior to 2020 did not consider reasonable and supportable forecasts that could have affected the collectability of the reported amounts.

A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 16. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodologies described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect the impact of the new accounting rules effective January 1, 2020 as well as changes in management’s estimate of credit losses in light of economic developments, specifically the COVID-19 pandemic in 2020. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 4 of Notes to Financial Statements.

Table 16

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2020	2019	2018	2017	2016
	(Dollars in thousands)

Commercial, financial, leasing, etc.	$405,846	$366,094	$330,055	$328,599	$330,833
Real estate	774,309	378,234	410,780	439,490	423,846
Consumer	556,232	229,118	200,564	170,809	156,288
Unallocated	—	77,625	78,045	78,300	78,030
Total	$1,736,387	$1,051,071	$1,019,444	$1,017,198	$988,997
As a Percentage of Gross Loans and Leases Outstanding

Commercial, financial, leasing, etc.	1.46%	1.53%	1.43%	1.50%	1.45%
Real estate	1.42	.73	.80	.83	.75
Consumer	3.36	1.49	1.44	1.29	1.29

Management believes that the allowance for credit losses at December 31, 2020 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.74 billion at December 31, 2020, compared with $1.18 billion at January 1, 2020 when the new pronouncement became effective.  The allowance for credit losses totaled $1.05 billion at December 31, 2019 and $1.02 billion at December 31, 2018.  The increases in the allowance in 2020 as compared with the 2019 and 2018 year-ends reflected the $132 million addition attributable the adoption of the new accounting standard as well as the expected impact of forecasted economic conditions resulting from the COVID-19 pandemic on borrowers’ abilities to repay loans. As a percentage of loans outstanding, the allowance was 1.76% at December 31, 2020, 1.16% at December 31, 2019 and 1.15% at December 31, 2018. Excluding the impact of $5.4 billion of government-guaranteed PPP loans originated by the Company in the second quarter of 2020, the allowance as a percentage of total loans and leases at December 31, 2020 was 1.86%. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2020, however residential real estate loans comprised approximately 17% of the loan portfolio. Outstanding loans to foreign borrowers aggregated $170 million at December 31, 2020, or .2% of total loans and leases.

Other Income

Other income aggregated $2.09 billion in 2020, up from $2.06 billion and $1.86 billion in 2019 and 2018, respectively. The growth experienced from 2019 to 2020 reflected higher mortgage banking revenues and trust income, partially offset by declines in service charges on deposit accounts, trading account and foreign exchange gains and letter of credit and other credit-related fees. The 11% rise in other income from 2018 to 2019 was largely attributable to higher mortgage banking revenues, trust income, trading account and foreign exchange gains and valuation gains on investment securities.

Mortgage banking revenues aggregated $567 million in 2020, $458 million in 2019 and $360 million in 2018. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $424 million in 2020, up significantly from $317 million in 2019 and $239 million in 2018. The higher residential mortgage banking revenues in 2020 as compared with the two prior years resulted from higher gains associated with loans held for sale, reflecting higher origination volumes and improved margins.

New commitments to originate residential real estate loans to be sold rose to approximately $4.5 billion in 2020 from $2.7 billion in 2019 and $2.2 billion in 2018. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $191 million in 2020, $72 million in 2019 and $44 million in 2018.

Loans held for sale that were secured by residential real estate totaled $777 million and $414 million at December 31, 2020 and 2019, respectively. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $1.47 billion and $1.03 billion, respectively, at December 31, 2020, $713 million and $423 million, respectively, at December 31, 2019 and $364 million and $245 million, respectively, at December 31, 2018. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans and commitments to originate loans for sale were $52 million at December 31, 2020, compared with $12 million at December 31, 2019 and $7 million at December 31, 2018. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net increases in revenue of $40 million and $5 million in 2020 and 2019, respectively, compared with a net decrease in revenue of $3 million in 2018.

Revenues from servicing residential real estate loans for others totaled $233 million in 2020, compared with $245 million in 2019 and $195 million in 2018. Residential real estate loans serviced for others aggregated $94.4 billion at December 31, 2020, $95.1 billion a year earlier and $79.1 billion at December 31, 2018. On January 31, 2019, the Company purchased servicing rights for residential real estate loans that had outstanding principal balances at that date of approximately $13.3 billion. The purchase price of such servicing rights was approximately $144 million. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $68.1 billion, $62.8 billion and $56.8 billion at December 31, 2020, 2019 and 2018, respectively. Revenues earned for sub-servicing such loans totaled $129 million in 2020, compared with $125 million in 2019 and $114 million in 2018. The Company added approximately $21.1 billion to its residential real estate loan sub-servicing portfolio during 2020. In 2019 and 2018, the Company added $17.6 billion and $9.0 billion, respectively, of residential real estate loans sub-serviced for others. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements.

Capitalized residential mortgage servicing assets totaled $201 million at December 31, 2020 (net of a $30 million valuation allowance), compared with $237 million (net of a $7 million valuation allowance) and $121 million at December 31, 2019 and 2018, respectively. Provisions for impairment of capitalized residential mortgage servicing rights of $23 million and $7 million were recorded in 2020 and 2019, respectively, resulting from changes in the estimated fair value of capitalized mortgage servicing rights that reflected the impact of lower interest rates on the expected rate of residential mortgage loan prepayments. Additional information about the Company’s capitalized residential mortgage servicing assets, including information about the calculation of estimated fair value, is presented in note 6 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $143 million in 2020, compared with $141 million in 2019 and $121 million in 2018. Included in such amounts were revenues from loan origination and sales activities of $84 million in 2020, $81 million in 2019 and $64 million in 2018.  The higher revenues in 2020 and 2019 as compared with 2018 were due to higher origination volumes and wider margins on loans originated for sale. Commercial real estate loans originated for sale to other investors totaled approximately $3.4 billion in 2020, compared with $4.0 billion in 2019 and $2.4 billion in 2018. Loan servicing revenues totaled $59 million in 2020, $60 million in 2019 and $57 million in 2018. Capitalized commercial mortgage servicing assets were $133 million at December 31, 2020, $131 million at December 31, 2019 and $115 million at December 31, 2018. Commercial real estate loans serviced for other investors totaled $22.2 billion at December 31, 2020, $21.0 billion at December 31, 2019 and $18.2 billion at December 31, 2018, and included $4.0 billion at December 31, 2020, $3.9 billion at December 31, 2019 and $3.4 billion at December 31, 2018 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.3 billion at December 31, 2020 and $3.4 billion at December 31, 2019. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale aggregated $641 million and $364 million, respectively, at December 31, 2020, $193 million and $164 million, respectively, at December 31, 2019 and $577 million and $229 million, respectively, at December 31, 2018. Commercial real estate loans held for sale were $278 million, $28 million and $347 million at December 31, 2020, 2019 and 2018, respectively. The higher balances at December 31, 2020 and 2018 reflect loans originated later in each year that had not been delivered to investors by year end.

Service charges on deposit accounts totaled $371 million in 2020, compared with $433 million in 2019 and $429 million in 2018. The decline in such service charges in 2020 as compared with 2019 and 2018 reflects lower consumer service charges, predominantly resulting from COVID-19 related fee waivers and lower customer transaction activity, and decreased commercial service charges, largely due to higher customer deposit levels that can be used by those customers to offset transaction-related fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust income was $602 million in 2020, compared with $573 million in 2019 and $538 million in 2018. Revenues associated with the ICS business were $342 million in 2020, $311 million in 2019 and $275 million in 2018. The increases in ICS revenue in 2020 and 2019 reflect sales activities and increased retirement services income resulting from growth in collective fund balances. Revenues attributable to WAS totaled $233 million in each of 2020 and 2019 and $237 million in  2018. As compared with 2019, revenue in 2020 reflected an increase related to equity market performance that was offset by proprietary fund money market fee waivers as a result of the current interest rate environment. The decline in such revenues in 2019 from 2018 reflects, in part, lower recurring fees due to product mix, competitive factors and lower sales. Trust assets under management were $135.8 billion and $113.0 billion at

December 31, 2020 and 2019, respectively. Trust assets under management include the Company’s proprietary mutual funds’ assets of $12.9 billion at December 31, 2020 and $12.5 billion at December 31, 2019. Additional trust income from investment management activities was $27 million, $29 million and $26 million in 2020, 2019 and 2018, respectively, and includes fees earned from retail customer investment accounts and in 2019 and 2018 also includes fees from an affiliated asset manager. The Company’s trust income associated with the affiliated asset manager that was sold in September 2019 was not material during 2019 or 2018.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $47 million in 2020, compared with $49 million in 2019 and $51 million in 2018. The decline in brokerage services income in each of the last two years resulted largely from lower income from sales of annuities. Trading account and foreign exchange activity resulted in gains of $41 million in 2020, $62 million in 2019 and $33 million in 2018. Increased activity related to interest rate swap agreements executed on behalf of commercial customers was the largest factor resulting in the higher gains in 2019 as compared with 2020 and 2018. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 18 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

The Company recognized net losses on investment securities of $9 million in 2020 and $6 million in 2018, compared with net gains of $18 million in 2019. The gains and losses represented unrealized gains and losses on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations totaled $471 million in 2020, compared with $469 million in 2019 and $451 million in 2018. Higher income received from BLG during 2020 was offset by declines in letter of credit and credit-related fees, predominantly loan syndication fees. The increase from 2018 to 2019 largely reflects higher income from BLG.

Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $109 million, $124 million and $125 million in 2020, 2019 and 2018, respectively. The decreased level of such fees in 2020 resulted from lower loan syndication fees.  Revenues from merchant discount and credit card fees were $111 million in 2020 and $117 million in each of 2019 and 2018. The lower level of such revenues in 2020 was the result of lower customer transaction activity reflecting the impact of the pandemic. Tax-exempt income earned from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $48 million in each of 2020 and 2018, compared with $50 million in 2019. Insurance-related sales commissions and other revenues totaled $47 million in each of 2020, 2019 and 2018. Automated teller machine usage fees aggregated $9 million in 2020, $13 million in 2019 and $14 million in 2018. The lower revenues in 2020 reflect waived fees resulting from the COVID-19 pandemic.

M&T’s investment in BLG resulted in income of $53 million in 2020, $37 million in 2019 and $24 million in 2018. The higher amount in 2020 reflects distributions from BLG of $23 million in the first quarter and $30 million in December 2020. In 2019 and 2018, BLG made distributions in the first quarter of those years. The Company believes that the distribution declared and paid by BLG in December 2020 likely occurred in lieu of a 2021 first quarter distribution. During 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. Subsequently, M&T has received cash distributions from BLG that resulted in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions cannot be estimated. BLG is entitled to receive distributions from affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T. Information about the Company’s relationship with BLG and its affiliates is included in note 24 of Notes to Financial Statements.

Other Expense

Other expense aggregated $3.39 billion in 2020, compared to $3.47 billion in 2019 and $3.29 billion in 2018. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $15 million, $19 million and $25 million in 2020, 2019 and 2018, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $3.37 billion in 2020, $3.45 billion in 2019 and $3.26 billion in 2018. Contributing to the lower level of noninterest operating expenses in 2020 as compared with the prior year were decreased costs for professional and outside services, legal-related matters, advertising and marketing, and travel and entertainment. Additionally, a $48 million charge was recorded in 2019 to reduce the carrying value of an investment in an asset manager that had been accounted for using the equity method of accounting to its estimated realizable value. Those factors were partially offset by higher costs for salaries and employee benefits, outside data processing and software, increases to the valuation allowance for capitalized residential mortgage servicing rights and $14 million of expenses related to the planned transition of the support for the Company’s retail brokerage and advisory business to the platform of LPL Financial.  The rise in noninterest operating expenses in 2019 as compared with 2018 was largely attributable to increased costs for salaries and employee benefits, outside data processing and software, equipment and net occupancy, and the $48 million charge associated with the sale of an equity investment in an asset manager. Partially offsetting those factors were lower costs associated with increases to the reserve for Wilmington Trust-related legal matters ($56 million in 2019 and $135 million in 2018), lower contributions to The M&T Charitable Foundation of $29 million and a decline in FDIC assessments of $27 million.

Salaries and employee benefits expense aggregated $1.95 billion in 2020, compared with $1.90 billion and $1.75 billion in 2019 and 2018, respectively. The higher levels of expenses in 2020 as compared with 2019 reflect the impact of merit and other increases for employees and higher employee benefits expenses, partially offset by lower incentive compensation costs.  The increase in salaries and employee benefits from 2018 to 2019 reflects increased staffing levels, the impact of merit and other increases for employees and higher incentive and stock-based compensation. Stock-based compensation totaled $80 million in 2020, compared with $76 million in 2019 and $66 million in 2018. The number of full-time equivalent employees were 17,076 and 17,503 at December 31, 2020 and 2019, respectively, compared with 16,938 at December 31, 2018.

The Company provides pension and other postretirement benefits for its employees, including pension, retirement savings and post-retirement benefit plans. Expenses related to such benefits totaled $118 million in 2020, $76 million in 2019 and $85 million in 2018. The amounts recorded in salaries and employee benefits expense and other costs of operations, respectively, from the preceding sentence were as follows: $118 million and ($329,000) in 2020; $98 million and ($22) million in 2019; and $92 million and ($7) million in 2018.  The Company sponsors both defined benefit and defined contribution pension plans.  Pension benefit expense for those plans was $60 million in 2020, $31 million in 2019 and $45 million in 2018. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements.

The Company’s retirement savings plan (“RSP”) is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. RSP expense reflecting the Company’s employer matching contribution totaled $62 million in 2020, $48 million in 2019 and $43 million in 2018.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses were $1.42 billion in 2020, $1.55 billion in 2019 and $1.51 billion in 2018. The decrease in such expenses in 2020 as compared with 2019 reflects declines in expenditures for professional and outside services, legal-related matters, advertising and marketing, and travel and entertainment. Additionally, the $48 million charge from the 2019 sale of an investment in an asset manager contributed to the higher expenses in 2019. Those factors were partially offset by higher costs for outside data processing and software, increases to the valuation allowance for capitalized residential mortgage servicing rights and $14 million of expenses related to the planned transition of the support for the Company’s retail brokerage and advisory business to the platform of LPL Financial. The rise in nonpersonnel operating expenses in 2019 as compared with 2018 was predominantly the result of higher expenses for outside data processing and software, equipment and net occupancy, professional services, and the $48 million charge in 2019 associated with the sale of an equity investment in an asset manager. Those factors were partially offset by lower costs associated with legal-related matters and contributions to The M&T Charitable Foundation, and a decline in FDIC assessments. As noted previously, during 2019 the Company increased its reserve for legal matters, predominantly related to a subsidiary’s role as trustee of Employee Stock Ownership Plans in its Institutional Client Services business. In addition, during 2018 WT Corp. reached an agreement related to alleged conduct of that subsidiary prior to its acquisition by M&T that led to the Company adding $135 million to its reserve for legal matters 2018. The Company made contributions to The M&T Charitable Foundation of $8 million and $29 million in 2020 and 2018, respectively. There were no similar contributions in 2019.

Income Taxes

The provision for income taxes was $416 million in 2020, $618 million in 2019 and $590 million in 2018. The effective tax rates were 23.5% in each of 2020 and 2018 and 24.3% in 2019.  The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods will also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. Information about amounts accrued for uncertain tax positions and a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 13 of Notes to Financial Statements.

International Activities

Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $170 million and $186 million of loans to foreign borrowers at December 31, 2020 and 2019, respectively. Deposits in the Company’s office in the Cayman Islands aggregated $652 million at December 31, 2020 and $1.7 billion at December 31, 2019. The Company uses such deposits to facilitate customer demand, which decreased in 2020 largely due to customers’ reactions to the decline in interest rates.  Loans at M&T Bank’s commercial banking office in Ontario, Canada included in international assets as of December 31, 2020 and 2019 totaled $149 million and $143 million, respectively. Deposits at that office were $32 million at December 31, 2020 and $23 million at December 31, 2019. The Company also offers trust-related services in Europe. Revenues from providing such services during 2020, 2019 and 2018 were approximately $36 million, $32 million and $29 million, respectively.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 88% of the Company’s earning assets at December 31, 2020, compared with 83% at December 31, 2019 and 78% at December 31, 2018.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, Cayman Islands office deposits and longer-term borrowings. At December 31, 2020, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $19.0 billion. Outstanding borrowings under FHLB credit facilities totaled  $2 million at each of December 31, 2020 and 2019. Such borrowings were secured by loans and investment securities. M&T Bank had an available line of credit with the Federal Reserve Bank of New York that totaled approximately $13.0 billion at December 31, 2020. The amount of that line is dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such line of credit at December 31, 2020 or December 31, 2019. Senior notes issued and outstanding totaled $2.8 billion at December 31, 2020 and $4.9 billion at December 31, 2019.  The decline at December 31, 2020 as compared with the 2019 year-end reflects redemptions of borrowings during 2020.  On January 7, 2020 M&T Bank redeemed $750 million of senior notes that were due to mature in February 2020. In addition, M&T Bank redeemed $750 million of senior notes on July 17, 2020 that were due to mature on August 17, 2020.  Finally, M&T Bank redeemed $650 million of senior notes on December 28, 2020 that were due to mature on January 21, 2021.

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

In addition to satisfying customer demand, Cayman Islands office deposits may be used by the Company as an alternative to short-term borrowings. Cayman Islands office deposits totaled $652 million and $1.7 billion at December 31, 2020 and 2019, respectively. The Company has also benefited from the placement of brokered deposits. The Company has brokered savings and interest-bearing checking deposit accounts that aggregated $4.5 billion and $2.8 billion at December 31, 2020 and 2019, respectively. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account was not material at December 31, 2020 or December 31, 2019. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $725 million and $857 million at December 31, 2020 and 2019, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 18

MATURITY DISTRIBUTION OF SELECTED LOANS(a)

December 31, 2020	Demand	2021	2022 - 2025	After 2025
	(In thousands)

Commercial, financial, etc.	$6,820,773	$6,274,185	$11,465,875	$1,692,339
Real estate — construction	93,808	3,708,123	5,564,254	586,099
Total	$6,914,581	$9,982,308	$17,030,129	$2,278,438

Floating or adjustable interest rates			$11,889,610	$973,711
Fixed or predetermined interest rates			5,140,519	1,304,727
Total			$17,030,129	$2,278,438

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business that require future cash payments. The contractual amounts and timing of those payments as of December 31, 2020 are summarized in table 19. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 21 of Notes to Financial Statements. Table 19 summarizes the Company’s other commitments as of December 31, 2020 and the timing of the expiration of such commitments.

Table 19

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2020	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$3,017,900	$764,882	$117,128	$—	$3,899,910
Deposits at Cayman Islands office	652,104	—	—	—	652,104
Short-term borrowings	59,482	—	—	—	59,482
Long-term borrowings	849,976	1,700,463	749,656	1,082,098	4,382,193
Operating leases	105,387	167,102	101,602	93,229	467,320
Other	281,441	164,718	16,441	38,035	500,635
Total	$4,966,290	$2,797,165	$984,827	$1,213,362	$9,961,644
Other commitments
Commitments to extend credit (a)	$15,957,654	$9,461,458	$5,187,704	$3,677,403	$34,284,219
Standby letters of credit	1,240,080	635,809	178,081	187,447	2,241,417
Commercial letters of credit	25,829	135	1,368	—	27,332
Financial guarantees and indemnification contracts..	89,391	283,104	542,029	3,306,007	4,220,531
Commitments to sell real estate loans	1,981,286	2,249	125,288	—	2,108,823
Total	$19,294,240	$10,382,755	$6,034,470	$7,170,857	$42,882,322

(a)	Amounts exclude discretionary funding commitments to commercial customers of $10.4 billion that the Company has the unconditional right to cancel prior to funding.

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2020 approximately $1.3 billion was available for payment of dividends to M&T from banking subsidiaries. M&T also may obtain funding through long-term borrowings. Outstanding senior notes of M&T at December 31, 2020 and

December 31, 2019 were $783 million and $770 million, respectively. Junior subordinated debentures of M&T associated with trust preferred securities outstanding at December 31, 2020 and December 31, 2019 totaled $528 million and $525 million, respectively.

Table 20

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2020	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$4,194	$5,144	$—	$—	$9,338
Yield	.66%	2.10%	—	—	1.44%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	398,927	1,701,734	1,578,766	1,004,011	4,683,438
Yield	2.23%	2.24%	2.23%	2.20%	2.23%
Privately issued
Carrying value	—	1	2	13	16
Yield	—	5.00%	5.00%	5.00%	5.00%
Other debt securities
Carrying value	751	7,441	97,301	24,321	129,814
Yield	2.77%	2.58%	1.99%	3.44%	2.35%
Total investment securities available for sale
Carrying value	403,872	1,714,320	1,676,069	1,028,345	4,822,606
Yield	2.22%	2.24%	2.22%	2.24%	2.23%
Investment securities held to maturity
U.S. Treasury and federal agencies
Carrying value	2,999	—	—	—	2,999
Yield	.11%	—	—	—	.11%
Obligations of states and political subdivisions
Carrying value	1,356	175	—	—	1,531
Yield	4.66%	4.93%	—	—	4.69%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	93,512	393,242	460,553	717,136	1,664,443
Yield	2.61%	2.61%	2.61%	2.61%	2.61%
Privately issued
Carrying value	3,935	16,167	21,401	35,652	77,155
Yield	2.11%	1.94%	1.57%	1.52%	1.66%
Other debt securities
Carrying value	—	—	—	2,861	2,861
Yield	—	—	—	4.41%	4.41%
Total investment securities held to maturity
Carrying value	101,802	409,584	481,954	755,649	1,748,989
Yield	2.55%	2.59%	2.57%	2.57%	2.57%
Equity and other securities
Equity securities
Carrying Value					92,985
Yield					.28%
Other investment securities
Carrying Value					381,117
Yield					2.29%
Total investment securities
Carrying value	$505,674	$2,123,904	$2,158,023	$1,783,994	$7,045,697
Yield	2.29%	2.31%	2.30%	2.38%	2.29%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.
(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 21

MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT AND TIME DEPOSITS

WITH BALANCES OF $100,000 OR MORE

December 31,
2020
(In thousands)

Under 3 months	$486,838
3 to 6 months	378,769
6 to 12 months	373,785
Over 12 months	351,088
Total	$1,590,480

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2020, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $19.0 billion. In addition, the Company has entered into $32.1 billion of forward-starting interest rate swap agreements. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 18 of Notes to Financial Statements.

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

Table 22 displays as of December 31, 2020 and 2019 the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 22

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	December 31, 2020	December 31, 2019
	(In thousands)

+200 basis points	$324,684	45,345
+100 basis points	182,661	35,838
-100 basis points	(61,792)	(94,616)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain at or above zero on all points of the yield curve.  The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The sensitivity of net interest income to changes in interest rates increased as of December 31, 2020 as compared with December 31, 2019 due to the low interest rate environment and composition of the Company’s portfolios of earning assets and interest-bearing liabilities, in particular the increased balance of interest-bearing deposits at banks.

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

Table 23

CONTRACTUAL REPRICING DATA

December 31, 2020	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$51,699,270	$7,045,316	$19,630,840	$20,160,441	$98,535,867
Investment securities	252,983	112,961	97,015	6,582,738	7,045,697
Other earning assets	23,713,088	783	—	—	23,713,871
Total earning assets	75,665,341	7,159,060	19,727,855	26,743,179	129,295,435
Savings and interest- checking deposits	67,680,840	—	—	—	67,680,840
Time deposits	1,186,417	1,831,483	882,010	—	3,899,910
Deposits at Cayman Islands office	652,104	—	—	—	652,104
Total interest- bearing deposits	69,519,361	1,831,483	882,010	—	72,232,854
Short-term borrowings	59,482				59,482
Long-term borrowings	1,826,193	—	1,950,436	605,564	4,382,193
Total interest- bearing liabilities	71,405,036	1,831,483	2,832,446	605,564	76,674,529
Interest rate swap agreements	(19,000,000)	4,000,000	14,500,000	500,000	—
Periodic gap	$(14,739,695)	$9,327,577	$31,395,409	$26,637,615
Cumulative gap	(14,739,695)	(5,412,118)	25,983,291	52,620,906
Cumulative gap as a % of total earning assets	(11.4)%	(4.2)%	20.1%	40.7%

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to some of the Company’s investment securities. Information about the fair valuation of investment securities is presented in notes 2 and 20 of Notes to Financial Statements.

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $37.8 billion at December 31, 2020 and $48.6 billion at December 31, 2019. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $776 million and $1.2 billion at December 31, 2020 and 2019, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $1.1 billion and $117 million, respectively, at December 31, 2020 and $470 million and $80 million, respectively, at December 31, 2019.  The fair value asset and liability amounts at December 31, 2020 have been reduced by contractual settlements of $6 million and $806 million, respectively, and at December 31, 2019 by contractual settlements of $43 million and $281 million, respectively. The higher balance of trading account assets at December 31, 2020 as compared with 2019 was largely the result of increased values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.  Included in trading account assets at each of December 31, 2020 and 2019 were $21 million of assets related to deferred compensation plans. Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2020 and 2019 were $24 million and $25 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $29 million and $28 million at December 31, 2020 and December 31, 2019, respectively.

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

Capital

Shareholders’ equity was $16.2 billion at December 31, 2020 and represented 11.35% of total assets, compared with $15.7 billion or 13.11% at December 31, 2019 and $15.5 billion or 12.87% at December 31, 2018.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.25 billion at each of December 31, 2020 and 2019 and $1.23 billion at December 31, 2018. On July 30, 2019, M&T issued 40,000 shares of Series G Perpetual Fixed-Rate Reset Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share. Through July 31, 2024 holders of the Series G preferred stock are entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of 5.0%, payable semiannually in arrears. Subsequent to July 31, 2024 holders will be entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of the five-year U.S. Treasury Rate plus 3.174%, payable semiannually in arrears.  The Series G preferred stock may be redeemed at M&T’s option, in whole or in part, on any dividend payment date on or after August 1, 2024 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event whereby the full liquidation value of the shares no longer qualifies as “additional Tier 1 capital.” On August 30, 2019 M&T redeemed the 230,000 shares of the Series A and 151,500 shares of the Series C Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share, having received the approval of the Federal Reserve to redeem such shares after issuing the Series G preferred stock.  Further information concerning M&T’s preferred stock can be found in note 9 of Notes to Financial Statements.

Common shareholders’ equity totaled $14.9 billion, or $116.39 per share, at December 31, 2020, compared with $14.5 billion, or $110.78 per share, at December 31, 2019 and $14.2 billion, or $102.69 per share, at December 31, 2018. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $80.52 at December 31, 2020, compared with $75.44 and $69.28 at December 31, 2019 and 2018, respectively. The Company’s ratio of tangible common equity to tangible assets was 7.49% at December 31, 2020, compared with 8.55% and 8.31% at December 31, 2019 and 2018, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2020, 2019 and 2018 are presented in table 2. During 2020, 2019 and 2018, the ratio of average total shareholders’ equity to average total assets was 11.80%, 13.14% and 13.36%, respectively. The ratio of average common shareholders’ equity to average total assets was 10.88%, 12.08% and 12.31% in 2020, 2019 and 2018, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $145 million, or $1.13 per common share, at December 31, 2020 and $37 million, or $.29 per common share, at December 31, 2019, compared with net unrealized losses of $148 million, or $1.06 per common share, at December 31, 2018. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses as of December 31, 2020 and 2019 is included in note 2 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at December 31, 2020 were pre-tax effect unrealized gains of $211 million on securities with an amortized cost of $4.5 billion and pre-tax effect unrealized losses of $9 million on securities with an amortized cost of $125 million.  Information concerning the Company’s fair valuations of investment securities is provided in note 20 of Notes to Financial Statements.

Each reporting period the Company reviews its available-for-sale investment securities for declines in value that might be indicative of credit-related losses through an analysis of the creditworthiness of the issuer or the credit performance of the underlying collateral supporting the bond. If the Company does not expect to recover the entire amortized cost basis of a debt security a credit loss is recognized in the consolidated statement of income. A loss is also recognized if the Company intends to sell a bond or it more likely than not will be required to sell a bond before recovery of the amortized cost basis.

As of December 31, 2020, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of December 31, 2020, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

On January 1, 2020 the Company adopted amended accounting guidance that requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term. The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2020 and December 31, 2020 as the substantial majority of such investment securities were obligations backed by the U.S. government or its agencies. The Company assessed the potential for expected credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at December 31, 2020 and 2019, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $77 million and $93 million, respectively, and a fair value of $70 million and $87 million, respectively. At December 31, 2020, 82% of the mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. Given the securitization structure, some of the bonds held by the Company may defer interest payments in certain circumstances, but after considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of December 31, 2020, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities. Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $481 million, or $3.75 per common share, at December 31, 2020, $342 million, or $2.62 per common share, at December 31, 2019 and $261 million, or $1.89 per common share, at December 31, 2018. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 12 of Notes to Financial Statements.

Pursuant to previously approved capital plans and authorizations by M&T’s Board of Directors, M&T repurchased 2,577,000 common shares for $374 million in the first quarter of 2020.  During 2019, M&T repurchased 8,257,000 common shares for $1.3 billion.  In 2018, M&T repurchased 12,295,817 common shares for $2.2 billion. On January 20, 2021, M&T’s Board of Directors authorized a new stock repurchase plan to repurchase up to $800 million of shares of M&T’s common stock subject to all applicable regulatory limitations.

During the fourth quarter of 2019, M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $1.10 per common share from the previous rate of $1.00 per common share. During 2018, M&T’s Board of Directors authorized increases in the quarterly common stock dividend to $.80 per common share in the second quarter from the previous rate of $.75 per common share and to $1.00 per common share in the third quarter.  Cash dividends declared on M&T’s common stock totaled $569 million in 2020, compared with $552 million and $511 million in 2019 and 2018, respectively. Dividends per common share totaled $4.40 in 2020, compared with $4.10 and $3.55 in 2019 and 2018, respectively.  Dividends of $68 million in 2020, $72 million in 2019 and $73 million in 2018 were declared on preferred stock in accordance with the terms of each series.

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

In addition, capital regulations require a “capital conservation buffer” of 2.5% composed entirely of CET1 on top of these minimum risk-weighted asset ratios.  The federal bank regulatory agencies have issued rules that allow banks and bank holding companies to phase-in the impact of adopting the expected credit loss accounting model on regulatory capital. Those rules allow banks and bank holding companies to delay for two years the day one impact on retained earnings of adopting the expected loss accounting standard and 25% of the cumulative change in the reported allowance for credit losses subsequent to the initial adoption, followed by a three-year transition period. M&T and its subsidiary banks adopted these rules and the impact is reflected in regulatory capital ratios as of December 31, 2020. The regulatory capital amounts and ratios of M&T and its bank subsidiaries as of December 31, 2020 are presented in note 23 of Notes to Financial Statements.  A detailed discussion of the regulatory capital rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

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

Fourth Quarter Results

Net income in the fourth quarter of 2020 was $471 million, compared with $493 million in the year-earlier quarter. Diluted and basic earnings per common share were each $3.52 in the final 2020 quarter, compared with diluted and basic earnings per common share of $3.60 in the corresponding quarter of 2019.  The annualized rates of return on average assets and average common shareholders’ equity for the final quarter of 2020 were 1.30% and 12.07%, respectively, compared with 1.60% and 12.95%, respectively, in the corresponding quarter of 2019.

Net operating income during 2020’s fourth quarter was $473 million, compared with $496 million in the year-earlier quarter. Diluted net operating earnings per common share were $3.54 and $3.62 in the fourth quarters of 2020 and 2019, respectively. The annualized net operating returns on average tangible assets and average tangible common equity in the final three months of 2020 were 1.35% and 17.53%, respectively, compared with 1.67% and 19.08%, respectively, in the similar 2019 period. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2020 and 2019 are provided in table 25.

Taxable-equivalent net interest income aggregated $993 million in the final quarter of 2020, compared with $1.01 billion in the year-earlier period. That decline was predominantly attributable to a 64 basis point narrowing of the net interest margin to 3.00% in the fourth quarter of 2020 from 3.64% in the final three months of 2019. Partially offsetting the impact of the lower net interest margin was a 19% rise in average earning assets, from $110.6 billion in 2019 to $131.9 billion in 2020.  The $21.3 billion rise in average earning assets was driven by a $13.3 billion increase in low-yielding deposit balances at the Federal Reserve Bank of New York and other banks and an $8.4 billion increase in loans outstanding.  The narrowing of the net interest margin reflects the lower interest rate environment due to actions initiated by the Federal Reserve to decrease its target Federal funds rate three times in the second half of 2019 (each by a .25% increment) and twice in March of 2020 (first by .50%, then another by 1.0%). Average balances of commercial loans and leases were $27.7 billion in the recent quarter, up $4.2 billion or 18% from $23.5 billion in the fourth quarter of 2019.  That increase was due to PPP loans originated in 2020 that averaged $6.2 billion in the final 2020 quarter. Average commercial real estate loan balances aggregated $37.7 billion in the final quarter of 2020, up $2.7 billion or 8% from $35.0 billion in the year-earlier quarter. Included in those totals were average balances of loans held for sale of $307 million in the final three months of 2020, compared with $201 million in the corresponding period of 2019. Average residential real estate loan balances increased $431 million to $16.8 billion in the fourth quarter of 2020 from $16.3 billion in the year-earlier quarter, reflecting repurchases of government-guaranteed loans from Ginnie Mae pools that are serviced by the Company that were partially offset by ongoing repayments of loans obtained in the acquisition of Hudson City. Also contributing to the increase were loans held for sale that averaged $645 million and $382 million in the final quarters of 2020 and 2019, respectively. Consumer loans averaged $16.5 billion in the last three months of 2020, $1.2 billion or 8% higher than in the year-earlier quarter. That increase resulted from higher average balances of recreational finance loans of $1.6 billion and automobile loans of $145 million, offset, in part, by a $485 million decline in average balances of home equity loans and lines of credit.  The net interest spread narrowed in the fourth quarter of 2020 to 2.90%, down 40 basis points from 3.30% in the corresponding quarter of 2019. The yield on earning assets in the last three months of 2020 was 3.15%, down 112 basis points from the year-earlier quarter.  That decline reflects the impact of decreases in short-term interest rates initiated by the Federal Reserve in the second half of 2019 and in March 2020 that contributed to lower yields on loans and leases.  The rate paid on interest-bearing liabilities in the 2020’s final quarter was .25%, down 72 basis points from .97% in the similar quarter of 2019. That decrease reflects the low interest rate environment and its impact on rates paid on deposits, as well as repayments of long-term borrowings. The contribution of net interest-free funds to the Company’s net interest margin was .10% and .34% in the fourth quarters of 2020 and 2019, respectively. As a result, the Company’s net interest margin narrowed to 3.00% in the fourth quarter of 2020 from 3.64% in the year-earlier period.

The provision for credit losses was $75 million for the quarter ended December 31, 2020, compared with $54 million in the year-earlier period. Net loan charge-offs were $97 million in the last three months of 2020, representing an annualized .39% of average loans and leases outstanding, compared with $41 million or .18% during the similar 2019 period. Net charge-offs in the fourth quarters of 2020 and 2019 included: net recoveries of residential real estate loans of $1 million in 2020 and net charge-offs of less than $1 million in 2019; net charge-offs of commercial real estate loans of $12 million in 2020, compared with $1 million in 2019; net charge-offs of commercial loans of $67 million in 2020 and $14 million in 2019; and net charge-offs of consumer loans of $19 million in 2020 and $27 million in 2019.

Other income rose to $551 million in the fourth quarter of 2020 from $521 million in the similar 2019 period. That improvement reflects a $30 million distribution from BLG and higher mortgage banking revenues, partially offset by declines in service charges on deposit accounts, loan syndication fees and trading account and foreign exchange gains. The rise in mortgage banking revenues predominantly reflects higher origination income from the residential and commercial mortgage banking businesses.

Other expense totaled $845 million during the recent quarter, compared with $824 million in the final quarter of 2019. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $3 million and $4 million during the quarters ended December 31, 2020 and 2019, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses were $842 million in the fourth quarter of 2020 and $819 million in the corresponding 2019 quarter. The higher level of expenses in the recent quarter as compared with the fourth quarter of 2019 was largely attributable to increased costs for salaries and employee benefits, changes in the valuation allowance for capitalized residential mortgage servicing rights and $14 million of expenses related to the planned transition of the support for the Company’s retail brokerage and advisory business to the platform of LPL Financial, partially offset by lower costs for professional and outside services, advertising and marketing, and travel and entertainment. The last two categories reflect reduced business activities stemming from the impact of the COVID-19 pandemic. The Company’s efficiency ratio during the final quarters of 2020 and 2019 was 54.6% and 53.1%, respectively. Table 25 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2020 and 2019.

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

The Business Banking segment provides a wide range of services to small businesses and professionals within markets served by the Company through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. The Business Banking segment recorded net income of $159 million in 2020, compared with $168 million in 2019.  That 6% decline resulted from a $10 million decrease in service charges on deposit accounts, a $9 million increase in the provision for credit losses, due largely to higher net charge-offs, and higher personnel-related costs of $7 million. Those unfavorable factors were partially offset by an $11 million increase in net interest income. The decrease in service charges on deposit accounts reflected the impact of the pandemic that has resulted in reduced customer transaction activity and higher customer deposit levels that can be used to offset transaction-related fees.  The growth in net interest income reflected an increase in average outstanding deposit and loan balances of $3.0 billion and $2.4 billion, respectively, partially offset by a narrowing of the net interest margin on deposits and loans of 89 basis points and 17 basis points, respectively. The growth in average deposits reflects customers’ desire for liquidity given the low interest rate environment and the pandemic.  The rise in average loan balances reflects PPP loans originated during 2020, which averaged $2.4 billion in 2020 in this segment.  The Business Banking segment contributed net income of $168 million in 2018. Higher net interest income of $17 million in 2019 was largely offset by increases of $11 million in centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment and $6 million in the provision for credit losses, primarily due to higher net charge-offs. The higher net interest income reflected a six basis point widening of the net interest margin on deposits, higher average deposit balances of $192 million and higher average outstanding loan balances of $151 million.

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services.  The Commercial Banking segment contributed net income of $508 million in 2020, down from $520 million in 2019.  The decline in net income from 2019 was predominantly driven by a $48 million increase in the provision for credit losses, due to higher loan balances and net charge-offs.  Also contributing to the lower net income was a $9 million write-down of equipment in 2020 that was leased to customers. Offsetting the noted unfavorable factors were a $35 million increase in net interest income and an $11 million decrease in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment. The increased net interest income reflected higher average outstanding deposit and loan balances of $6.2 billion and $2.2 billion, respectively, partially offset by an 84 basis point narrowing of the net interest margin on deposits. The increase in average deposits reflects customers’ desire for liquidity given the low interest rate environment and the pandemic.  The rise in average loan balances reflects average PPP loans of $2.0 billion in this segment in 2020.  Net income for the Commercial Banking segment totaled $539 million in 2018. The 3% decline in net income in 2019 as compared with 2018 resulted from an $18 million increase in centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Commercial Banking segment, a higher provision for credit losses of $17 million primarily due to lower recoveries of previously charged-off loans, and higher personnel-related costs of $6 million. Partially offsetting those unfavorable factors were lower FDIC assessments of $11 million and a $7 million rise in net interest income. The increase in net interest income reflected higher average outstanding loan balances of $1.4 billion and a five basis point widening of the net interest margin on deposits offset, in part, by a narrowing of the net interest margin on loans of seven basis points and lower average deposit balances of $612 million.

The Commercial Real Estate segment provides credit and deposit services to its customers. Commercial real estate loans may be secured by apartment/multifamily buildings; office, retail and industrial space; or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. Commercial real estate loans held for sale are included in this segment.  Net income of the Commercial Real Estate segment aggregated $382 million in 2020, down 21% from $486 million in 2019.  That decline resulted from a $106 million rise in the provision for credit losses, due to higher loan balances and net charge-offs, a decrease in net interest income of $19 million, higher salaries and employee benefits expense of $11 million, largely reflecting increased incentive compensation costs, and lower trading account and foreign exchange gains of $9 million, resulting from decreased activity related to interest rate swap agreements executed on behalf of commercial customers. Partially offsetting those unfavorable factors was a $10 million rise in commercial mortgage banking revenues, due in part to wider margins on loans originated for sale. The lower net interest income was largely attributable to a narrowing of the net interest margin on deposits and loans of 76 basis points and 14 basis points, respectively, partially offset by higher average outstanding loan balances of $1.7 billion. Net income for this segment was $453 million in 2018. The 7% increase in net income from 2018 to 2019 resulted from a $27 million increase in net interest income, reflecting higher average outstanding loan balances of $914 million, higher mortgage banking revenues of $15 million, due largely to increased origination activities, higher trading account and foreign exchange gains of $13 million, resulting from increased activity related to interest rate swap agreements executed on behalf of commercial customers, and reduced FDIC assessments of $13 million. Those favorable factors were partially offset by a $25 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment and an $11 million rise in personnel-related expenses, reflecting merit and other increases and higher incentive-based compensation.

The Discretionary Portfolio segment includes investment and trading account securities, residential real estate loans and other assets, short-term and long-term borrowed funds, brokered deposits, and Cayman Islands office deposits. This segment also provides foreign exchange services to customers. The Discretionary Portfolio segment recorded net income of $327 million in 2020 and $144 million in 2019. That significant increase was driven by a $277 million rise in net interest income, reflecting additional income from interest rate swap agreements utilized as part of the Company’s management of interest rate risk. Partially offsetting that factor were valuation losses associated with marketable equity securities (compared with gains in the 2019 period) representing a change of $25 million. Net income of the Discretionary Portfolio segment aggregated $116 million in 2018. The 24% rise in the 2019’s net income as compared with 2018 was predominantly due to $18 million of unrealized valuation gains associated with marketable equity securities (compared with unrealized losses of $6 million in 2018), higher trading account and foreign exchange gains of $7 million resulting from lower valuation losses on interest rate floor contracts and a $7 million decline in FDIC assessments, partially offset by lower net interest income of $18 million, reflecting lower average outstanding loan balances.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. The Company periodically purchases the rights to service loans and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment. The Residential Mortgage Banking segment’s net income rose 85% to $134 million in 2020 from $72 million in 2019. That improvement resulted from a $131 million increase in revenues associated with mortgage origination and sales activities (including intersegment revenues) and higher net interest income of $33 million, reflecting increased average outstanding balances of deposits and loans of $1.1 billion and $1.0 billion, respectively. Offsetting those favorable factors were higher servicing-related costs (including intersegment costs and increases to the valuation  allowance for capitalized residential mortgage servicing rights) of $37 million, higher personnel-related costs of $22 million, reflecting increased headcount and higher commissions, lower revenues of $17 million associated with servicing and sub-servicing residential real estate loans (including intersegment revenues), and a $14 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment. The Residential Mortgage Banking segment’s net income in 2019 was up 59%

from the $45 million earned in 2018.  That improvement was attributable to higher revenues of $47 million associated with servicing and sub-servicing residential real estate loans (including intersegment revenues), a $37 million rise in revenues from mortgage origination and sales activities (including intersegment revenues), and higher net interest income of $6 million, reflecting a widening of the net interest margin on deposits of 22 basis points and higher average deposit balances of $751 million, offset, in part, by a narrowing of the net interest margin on loans of 73 basis points. Partially offsetting those favorable factors were a $24 million increase in servicing-related costs (including intersegment costs and increases to the valuation allowance for capitalized residential mortgage servicing rights), higher outside data processing and software expenses of $14 million, and an $8 million rise in personnel-related costs.

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia. Credit services offered by this segment include consumer installment loans, automobile and recreational finance loans (originated both directly and indirectly through dealers), home equity loans and lines of credit, and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts, investment products, including mutual funds and annuities, and other services.  Net income for the Retail Banking segment was $365 million in 2020, down 31% from $528 million in 2019.  That decrease was predominantly attributable to a $185 million decline in net interest income, reflecting a 74 basis point narrowing of the net interest margin on deposits partially offset by higher average outstanding deposit and loan balances of $2.4 billion and $1.4 billion, respectively, and a $51 million decrease in consumer service charges on deposit accounts. The lower consumer service charges reflect fee waivers and lower transaction activity as a result of the COVID-19 pandemic.  Those unfavorable factors were offset, in part, by a $17 million decrease in advertising and marketing expenses due to reduced business activities related to the pandemic and a $14 million decline in the provision for credit losses. Net income for the Retail Banking segment totaled $541 million in 2018. Factors contributing to the decline in net income from 2018 to 2019 included a $20 million rise in personnel-related costs due largely to merit and other increases, higher professional services and other operating expenses of $15 million, a $10 million rise in the provision for credit losses, due to higher net charge-offs and loan balances, and a $9 million increase in centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Retail Banking segment. Those factors were partially offset by increases of $39 million in net interest income and $8 million in service charges on deposit accounts. The net interest income growth reflected higher average outstanding loan balances of $1.2 billion and a widening of the net interest margin on deposits of 10 basis points, partially offset by lower average deposit balances of $1.2 billion.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributions from BLG, merger-related expenses resulting from acquisitions (when incurred) and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in a net loss of $523 million in 2020, compared with net income of $11 million and $55 million in 2019 and 2018, respectively.  The net loss in 2020 as compared with 2019’s net income resulted from a $476 million increase in the provision for credit losses, the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, and a $29 million increase in outside data processing and software costs. Those unfavorable factors were partially offset by a $112 million decrease in professional and outside services, a $49 million decrease in accruals for legal matters, a $48 million charge in 2019 from the sale of an affiliated asset manager, higher trust income of $29 million, and increased income from BLG during 2020 of $16 million. As compared with 2018, the lower net income in 2019 resulted from the $48 million charge from the sale of the affiliated asset manager and higher expenses for salaries and employee benefits, equipment and net occupancy, and professional services (net of allocations of centralized support services to other segments). Those unfavorable factors were partially offset by lower accruals for legal matters of $79 million ($56 million in 2019, compared with $135 million in 2018), higher trust income of $35 million, the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, lower contributions to The M&T Charitable Foundation of $29 million, and a $13 million increase in income from BLG.

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

Table 24

QUARTERLY TRENDS

	2020 Quarters				2019 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,042,862	1,005,180	1,036,476	1,125,482	1,191,295	1,235,048	1,243,838	1,232,276
Interest expense	49,610	58,066	75,105	143,614	177,070	199,579	196,432	176,249
Net interest income	993,252	947,114	961,371	981,868	1,014,225	1,035,469	1,047,406	1,056,027
Less: provision for credit losses	75,000	150,000	325,000	250,000	54,000	45,000	55,000	22,000
Other income	551,250	520,561	487,273	529,360	521,040	527,779	512,095	500,765
Less: other expense	845,008	826,774	807,042	906,416	823,683	877,619	873,032	894,348
Income before income taxes	624,494	490,901	316,602	354,812	657,582	640,629	631,469	640,444
Applicable income taxes	149,382	114,746	71,314	80,927	159,124	154,969	152,284	151,735
Taxable-equivalent adjustment	3,972	4,019	4,234	5,063	5,392	5,579	5,925	5,967
Net income	$471,140	372,136	241,054	268,822	493,066	480,081	473,260	482,742
Net income available to common shareholders-diluted	$451,869	353,400	223,099	250,701	473,372	461,410	452,633	462,086
Per common share data
Basic earnings	$3.52	2.75	1.74	1.93	3.60	3.47	3.34	3.35
Diluted earnings	3.52	2.75	1.74	1.93	3.60	3.47	3.34	3.35
Cash dividends	$1.10	1.10	1.10	1.10	1.10	1.00	1.00	1.00
Average common shares outstanding
Basic	128,303	128,285	128,275	129,696	131,512	132,965	135,433	137,889
Diluted	128,379	128,355	128,333	129,755	131,549	132,999	135,464	137,920
Performance ratios, annualized
Return on
Average assets	1.30%	1.06%	.71%	.90%	1.60%	1.58%	1.60%	1.68%
Average common shareholders’ equity	12.07%	9.53%	6.13%	7.00%	12.95%	12.73%	12.68%	13.14%
Net interest margin on average earning assets (taxable-equivalent basis)	3.00%	2.95%	3.13%	3.65%	3.64%	3.78%	3.91%	4.04%
Nonaccrual loans to total loans and leases, net of unearned discount	1.92%	1.26%	1.18%	1.13%	1.06%	1.12%	.96%	.99%
Net operating (tangible) results (a)
Net operating income (in thousands)	$473,453	375,029	243,958	271,705	496,237	483,830	477,001	486,440
Diluted net operating income per common share	$3.54	2.77	1.76	1.95	3.62	3.50	3.37	3.38
Annualized return on
Average tangible assets	1.35%	1.10%	.74%	.94%	1.67%	1.66%	1.68%	1.76%
Average tangible common shareholders’ equity	17.53%	13.94%	9.04%	10.39%	19.08%	18.85%	18.83%	19.56%
Efficiency ratio (b)	54.6%	56.2%	55.7%	58.9%	53.1%	55.9%	56.0%	57.6%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$144,563	140,181	136,446	120,585	122,554	120,388	118,487	116,839
Total tangible assets (c)	139,958	135,574	131,836	115,972	117,938	115,769	113,864	112,213
Earning assets	131,916	127,689	123,492	108,226	110,581	108,643	107,511	106,096
Investment securities	7,195	7,876	8,500	9,102	10,044	11,075	12,170	12,949
Loans and leases, net of unearned discount	98,666	98,210	97,797	91,706	90,244	90,078	89,150	88,477
Deposits	120,976	116,306	111,795	96,166	96,903	94,095	91,371	89,733
Common shareholders’ equity (c)	14,963	14,823	14,703	14,470	14,582	14,464	14,398	14,337
Tangible common shareholders’ equity (c)	10,358	10,216	10,093	9,857	9,966	9,845	9,775	9,711
At end of quarter
Total assets (c)	$142,601	138,627	139,537	124,578	119,873	125,501	121,555	120,025
Total tangible assets (c)	137,998	134,021	134,928	119,966	115,258	120,883	116,934	115,400
Earning assets	129,295	126,418	127,149	112,046	107,673	113,067	110,323	108,849
Investment securities	7,046	7,723	8,454	8,957	9,497	10,678	11,580	12,537
Loans and leases, net of unearned discount	98,536	98,447	97,758	94,142	90,923	89,823	89,878	88,640
Deposits	119,806	115,163	114,968	100,183	94,770	95,114	91,681	90,470
Common shareholders’ equity, net of undeclared cumulative preferred dividends (c)	14,937	14,851	14,695	14,566	14,467	14,530	14,457	14,353
Tangible common shareholders’ equity (c)	10,334	10,245	10,086	9,954	9,852	9,912	9,836	9,728
Equity per common share	116.39	115.75	114.54	113.54	110.78	109.84	107.73	105.04
Tangible equity per common share	80.52	79.85	78.62	77.60	75.44	74.93	73.29	71.19

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

Table 25

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2020 Quarters				2019 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$471,140	372,136	241,054	268,822	493,066	480,081	473,260	482,742
Amortization of core deposit and other intangible assets (a)	2,313	2,893	2,904	2,883	3,171	3,749	3,741	3,698
Net operating income	$473,453	375,029	243,958	271,705	496,237	483,830	477,001	486,440
Earnings per common share
Diluted earnings per common share	$3.52	2.75	1.74	1.93	3.60	3.47	3.34	3.35
Amortization of core deposit and other intangible assets (a)	.02	.02	.02	.02	.02	.03	.03	.03
Diluted net operating earnings per common share	$3.54	2.77	1.76	1.95	3.62	3.50	3.37	3.38
Other expense
Other expense	$845,008	826,774	807,042	906,416	823,683	877,619	873,032	894,348
Amortization of core deposit and other intangible assets	(3,129)	(3,914)	(3,913)	(3,913)	(4,305)	(5,088)	(5,077)	(5,020)
Noninterest operating expense	$841,879	822,860	803,129	902,503	819,378	872,531	867,955	889,328
Efficiency ratio
Noninterest operating expense (numerator)	$841,879	822,860	803,129	902,503	819,378	872,531	867,955	889,328
Taxable-equivalent net interest income	$993,252	947,114	961,371	981,868	1,014,225	1,035,469	1,047,406	1,056,027
Other income	551,250	520,561	487,273	529,360	521,040	527,779	512,095	500,765
Less: Gain (loss) on bank investment securities	1,619	2,773	6,969	(20,782)	(6,452)	3,737	8,911	11,841
Denominator	$1,542,883	1,464,902	1,441,675	1,532,010	1,541,717	1,559,511	1,550,590	1,544,951
Efficiency ratio	54.6%	56.2%	55.7%	58.9%	53.1%	55.9%	56.0%	57.6%
Balance sheet data (in millions)
Average assets
Average assets	$144,563	140,181	136,446	120,585	122,554	120,388	118,487	116,839
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(16)	(19)	(23)	(27)	(31)	(36)	(41)	(45)
Deferred taxes	4	5	6	7	8	10	11	12
Average tangible assets	$139,958	135,574	131,836	115,972	117,938	115,769	113,864	112,213
Average common equity
Average total equity	$16,213	16,073	15,953	15,720	15,832	15,837	15,630	15,569
Preferred stock	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,373)	(1,232)	(1,232)
Average common equity	14,963	14,823	14,703	14,470	14,582	14,464	14,398	14,337
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(16)	(19)	(23)	(27)	(31)	(36)	(41)	(45)
Deferred taxes	4	5	6	7	8	10	11	12
Average tangible common equity	$10,358	10,216	10,093	9,857	9,966	9,845	9,775	9,711
At end of quarter
Total assets
Total assets	$142,601	138,627	139,537	124,578	119,873	125,501	121,555	120,025
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(14)	(17)	(21)	(25)	(29)	(33)	(38)	(44)
Deferred taxes	4	4	5	6	7	8	10	12
Total tangible assets	$137,998	134,021	134,928	119,966	115,258	120,883	116,934	115,400
Total common equity
Total equity	$16,187	16,101	15,945	15,816	15,717	15,780	15,692	15,588
Preferred stock	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,232)	(1,232)
Undeclared dividends - cumulative preferred stock	—	—	—	—	—	—	(3)	(3)
Common equity, net of undeclared cumulative preferred dividends	14,937	14,851	14,695	14,566	14,467	14,530	14,457	14,353
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(14)	(17)	(21)	(25)	(29)	(33)	(38)	(44)
Deferred taxes	4	4	5	6	7	8	10	12
Total tangible common equity	$10,334	10,245	10,086	9,954	9,852	9,912	9,836	9,728

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

M&T Bank Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses as of January 1, 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses – Adjustments to model forecasts

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses of $1.7 billion reflects management's expected credit losses in the portfolio of $98.5 billion as of December 31, 2020. For purposes of determining the level of the allowance for credit losses, management evaluates the Company’s loan and lease portfolio by type. Management utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. Management also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses, specifically adjustments to model forecasts, is a critical audit matter are (i) the significant judgment by management in determining the adjustments to model forecasts, which led to a high degree of auditor judgment and subjectivity in performing procedures related to management’s determination of the adjustments to model forecasts, (ii) the significant audit effort in evaluating the audit evidence related to the adjustments to model forecasts, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for credit losses estimation process, including controls over adjustments to model forecasts. These procedures also included, among others, testing management’s process for determining the allowance for credit losses and adjustments to model forecasts, including evaluating the appropriateness of management’s methodology, testing the data utilized by management and evaluating the reasonableness of significant assumptions relating to the adjustments to model forecasts. Evaluating significant assumptions relating to adjustments to model forecasts involved evaluating portfolio composition and concentration, as well as relevant market data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s methodology and the reasonableness of significant assumptions relating to the adjustments to model forecasts.

Buffalo, New York

February 22, 2021

We have served as the Company’s auditor since 1984.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31
(Dollars in thousands, except per share)	2020	2019
Assets
Cash and due from banks	$1,552,743	$1,432,805
Interest-bearing deposits at banks	23,663,810	7,190,154
Federal funds sold	—	3,500
Trading account	1,068,581	470,129
Investment securities (includes pledged securities that can be sold or repledged of $105,136 at December 31, 2020; $200,339 at December 31, 2019)
Available for sale (cost: $4,621,027 at December 31, 2020; $6,258,276 at December 31, 2019)	4,822,606	6,318,776
Held to maturity (fair value: $1,842,281 at December 31, 2020; $2,699,206 at December 31, 2019)	1,748,989	2,656,917
Equity and other securities (cost: $449,008 at December 31, 2020; $487,041 at December 31, 2019)	474,102	521,558
Total investment securities	7,045,697	9,497,251
Loans and leases	98,875,788	91,188,525
Unearned discount	(339,921)	(265,656)
Loans and leases, net of unearned discount	98,535,867	90,922,869
Allowance for credit losses	(1,736,387)	(1,051,071)
Loans and leases, net	96,799,480	89,871,798
Premises and equipment	1,161,558	1,140,924
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	14,165	29,034
Accrued interest and other assets	6,701,959	5,644,050
Total assets	$142,601,105	$119,872,757
Liabilities
Noninterest-bearing deposits	$47,572,884	$32,396,407
Savings and interest-checking deposits	67,680,840	54,932,162
Time deposits	3,899,910	5,757,456
Deposits at Cayman Islands office	652,104	1,684,044
Total deposits	119,805,738	94,770,069
Short-term borrowings	59,482	62,363
Accrued interest and other liabilities	2,166,409	2,337,490
Long-term borrowings	4,382,193	6,986,186
Total liabilities	126,413,822	104,156,108
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at December 31, 2020 and December 31, 2019; Liquidation preference of $10,000 per share: 90,000 shares at December 31, 2020 and December 31, 2019	1,250,000	1,250,000
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at December 31, 2020 and December 31, 2019	79,871	79,871
Common stock issuable, 18,113 shares at December 31, 2020; 21,534 shares at December 31, 2019	1,344	1,566
Additional paid-in capital	6,617,404	6,593,539
Retained earnings	13,444,428	12,820,916
Accumulated other comprehensive income (loss), net	(63,032)	(206,680)
Treasury stock — common, at cost — 31,426,742 shares at December 31, 2020; 29,174,402 shares at December 31, 2019	(5,142,732)	(4,822,563)
Total shareholders’ equity	16,187,283	15,716,649
Total liabilities and shareholders’ equity	$142,601,105	$119,872,757

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31
(In thousands, except per share)	2020	2019	2018
Interest income
Loans and leases, including fees	$3,975,053	$4,442,182	$4,164,561
Investment securities
Fully taxable	176,469	288,532	323,912
Exempt from federal taxes	183	321	665
Deposits at banks	32,956	141,397	108,182
Other	8,051	7,161	1,391
Total interest income	4,192,712	4,879,593	4,598,711
Interest expense
Savings and interest-checking deposits	146,701	368,003	215,411
Time deposits	66,280	95,426	51,423
Deposits at Cayman Islands office	4,054	21,917	5,633
Short-term borrowings	28	24,741	5,386
Long-term borrowings	109,332	239,242	248,556
Total interest expense	326,395	749,329	526,409
Net interest income	3,866,317	4,130,264	4,072,302
Provision for credit losses	800,000	176,000	132,000
Net interest income after provision for credit losses	3,066,317	3,954,264	3,940,302
Other income
Mortgage banking revenues	566,641	457,770	360,442
Service charges on deposit accounts	370,788	432,978	429,337
Trust income	601,884	572,608	537,585
Brokerage services income	47,428	48,922	51,069
Trading account and foreign exchange gains	40,536	62,044	32,547
Gain (loss) on bank investment securities	(9,421)	18,037	(6,301)
Other revenues from operations	470,588	469,320	451,321
Total other income	2,088,444	2,061,679	1,856,000
Other expense
Salaries and employee benefits	1,950,692	1,900,797	1,752,264
Equipment and net occupancy	322,037	324,079	298,828
Outside data processing and software	258,480	229,731	199,025
FDIC assessments	53,803	41,535	68,526
Advertising and marketing	61,904	93,472	85,710
Printing, postage and supplies	39,869	39,893	35,658
Amortization of core deposit and other intangible assets	14,869	19,490	24,522
Other costs of operations	683,586	819,685	823,529
Total other expense	3,385,240	3,468,682	3,288,062
Income before taxes	1,769,521	2,547,261	2,508,240
Income taxes	416,369	618,112	590,160
Net income	$1,353,152	$1,929,149	$1,918,080
Net income available to common shareholders
Basic	$1,279,066	$1,849,509	$1,836,028
Diluted	1,279,068	1,849,511	1,836,035
Net income per common share
Basic	$9.94	$13.76	$12.75
Diluted	9.94	13.75	12.74

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

	Year Ended December 31
(In thousands)	2020	2019	2018

Net income	$1,353,152	$1,929,149	$1,918,080
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	107,222	184,906	(86,523)
Cash flow hedges adjustments	172,787	108,520	6,091
Foreign currency translation adjustments	2,284	1,091	(2,225)
Defined benefit plans liability adjustments	(138,645)	(81,116)	43,243
Total other comprehensive income (loss)	143,648	213,401	(39,414)
Total comprehensive income	$1,496,800	$2,142,550	$1,878,666

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31
(In thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$1,353,152	$1,929,149	$1,918,080
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	800,000	176,000	132,000
Depreciation and amortization of premises and equipment	220,598	209,937	104,864
Amortization of capitalized servicing rights	84,821	71,888	49,619
Amortization of core deposit and other intangible assets	14,869	19,490	24,522
Provision for deferred income taxes	(31,291)	57,548	15,857
Asset write-downs	21,014	7,701	24,774
Net (gain) loss on sales of assets	(19,441)	31,526	(23,503)
Net change in accrued interest receivable, payable	(132,252)	30,923	(7,162)
Net change in other accrued income and expense	(418,752)	75,930	13,436
Net change in loans originated for sale	(542,078)	130,230	(150,695)
Net change in trading account assets and liabilities	(561,453)	(382,767)	(11,940)
Net cash provided by operating activities	789,187	2,357,555	2,089,852
Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	—	107	418
Equity and other securities	67,036	1,169,876	650,858
Proceeds from maturities of investment securities
Available for sale	1,614,557	2,621,603	1,997,263
Held to maturity	911,555	1,162,820	478,172
Purchases of investment securities
Available for sale	(7,581)	(28,120)	(12,494)
Held to maturity	(11,993)	(495,277)	(444,703)
Equity and other securities	(29,004)	(979,734)	(834,856)
Net increase in loans and leases	(7,231,694)	(2,795,263)	(475,895)
Net increase (decrease) in interest-bearing deposits at banks	(16,473,656)	915,043	(3,026,294)
Capital expenditures, net	(172,289)	(178,049)	(97,676)
Net (increase) decrease in loan servicing advances	(754,823)	(470,078)	307,252
Other, net	67,411	(195,921)	47,904
Net cash provided (used) by investing activities	(22,020,481)	727,007	(1,410,051)
Cash flows from financing activities
Net increase (decrease) in deposits	25,037,167	4,616,082	(2,272,505)
Net increase (decrease) in short-term borrowings	(2,881)	(4,336,015)	4,223,279
Proceeds from long-term borrowings	—	—	1,773,189
Payments on long-term borrowings	(2,665,023)	(1,553,493)	(1,459,081)
Purchases of treasury stock	(373,750)	(1,349,785)	(2,194,396)
Dividends paid — common	(568,112)	(552,138)	(510,382)
Dividends paid — preferred	(68,256)	(67,454)	(72,521)
Proceeds from issuance of Series G preferred stock	—	396,000	—
Redemption of Series A and Series C preferred stock	—	(381,500)	—
Other, net	(11,413)	(25,393)	17,167
Net cash provided (used) by financing activities	21,347,732	(3,253,696)	(495,250)
Net increase (decrease) in cash, cash equivalents and restricted cash	116,438	(169,134)	184,551
Cash, cash equivalents and restricted cash at beginning of period	1,436,305	1,605,439	1,420,888
Cash, cash equivalents and restricted cash at end of period	$1,552,743	$1,436,305	$1,605,439
Supplemental disclosure of cash flow information
Interest received during the period	$4,135,990	$4,892,301	$4,568,991
Interest paid during the period	372,291	735,787	516,230
Income taxes paid during the period	275,558	320,513	375,116
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$20,646	$90,072	$72,408
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	$—	$5,379	$22,448
Capitalized servicing rights	—	83	365
Adoption of lease accounting standard
Right-of-use assets	$—	$393,877	—
Other liabilities	—	398,810	—
Additions to right-of-use assets under operating leases	$70,754	$132,219	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2018
Balance — January 1, 2018	$1,231,500	79,909	1,847	6,590,855	10,164,804	(363,814)	(1,454,282)	$16,250,819
Cumulative effect of change in accounting principle — equity securities	—	—	—	—	16,853	(16,853)	—	—
Total comprehensive income	—	—	—	—	1,918,080	(39,414)	—	1,878,666
Preferred stock cash dividends	—	—	—	—	(72,521)	—	—	(72,521)
Exercise of 257,630 Series A stock warrants into 136,676 shares of common stock	—	—	—	(22,394)	—	—	22,394	—
Purchases of treasury stock	—	—	—	—	—	—	(2,194,396)	(2,194,396)
Stock-based compensation transactions, net	—	(26)	(121)	10,881	(86)	—	97,433	108,081
Common stock cash dividends — $3.55 per share	—	—	—	—	(510,458)	—	—	(510,458)
Balance — December 31, 2018	$1,231,500	79,883	1,726	6,579,342	11,516,672	(420,081)	(3,528,851)	$15,460,191
2019
Total comprehensive income	—	—	—	—	1,929,149	213,401	—	2,142,550
Preferred stock cash dividends	—	—	—	—	(72,482)	—	—	(72,482)
Redemption of Series A and Series C preferred stock	(381,500)	—	—	—	—	—	—	(381,500)
Issuance of Series G preferred stock	400,000	—	—	(4,000)	—	—	—	396,000
Purchases of treasury stock	—	—	—	—	—	—	(1,349,785)	(1,349,785)
Stock-based compensation transactions, net	—	(12)	(160)	18,197	(207)	—	56,073	73,891
Common stock cash dividends — $4.10 per share	—	—	—	—	(552,216)	—	—	(552,216)
Balance — December 31, 2019	$1,250,000	79,871	1,566	6,593,539	12,820,916	(206,680)	(4,822,563)	$15,716,649
2020
Cumulative effect of change in accounting principle — credit losses	—	—	—	—	(91,925)	—	—	(91,925)
Total comprehensive income	—	—	—	—	1,353,152	143,648	—	1,496,800
Preferred stock cash dividends	—	—	—	—	(68,228)	—	—	(68,228)
Purchases of treasury stock	—	—	—	—	—	—	(373,750)	(373,750)
Stock-based compensation transactions, net	—	—	(222)	23,865	(411)	—	53,581	76,813
Common stock cash dividends — $4.40 per share	—	—	—	—	(569,076)	—	—	(569,076)
Balance — December 31, 2020	$1,250,000	79,871	1,344	6,617,404	13,444,428	(63,032)	(5,142,732)	$16,187,283

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

Investments in equity securities having readily determinable fair values are stated at fair value and unrealized changes in fair value are included in earnings.  Investments in equity securities that do not have readily determinable fair values are stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income.

Other securities are stated at cost and include stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank (“FHLB”) of New York.

Effective January 1, 2020, the Company adopted amended accounting guidance that requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over the contractual term.  In cases where fair value of an available for sale debt security is less than its amortized cost basis and the Company does not intend to sell the available for sale debt security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the difference between the fair value and the amortized cost basis is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount related to the credit loss is recognized as an allowance for credit losses while the amount related to other factors is recognized in other comprehensive income, net of applicable income taxes. If the Company intends to sell the security or it is more likely than not to be required to sell the security before recovery of the amortized cost basis, the security is written down to fair value with the entire amount recognized in earnings. Subsequently, the Company accounts for the debt security as if the security had been purchased on the measurement date of the write down at an amortized cost basis equal to the previous amortized cost basis less the amount of the write down recognized in earnings. Prior to 2020 individual debt securities were written down through a charge to earnings when declines in value below the cost basis of the security were considered other than temporary.  Realized gains and losses on the sales of investment securities are determined using the specific identification method.

Loans and leases

The Company’s accounting methods for loans depends on whether the loans were originated or acquired by the Company.

Originated loans and leases

Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or when principal or interest is delinquent 90 days. Certain loans greater than 90 days delinquent continue to accrue interest if they are well-secured and in the process of collection. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and generally continue to accrue interest. Interest received on loans placed on nonaccrual status is generally applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income. Nonaccrual commercial loans and commercial real estate loans are returned to accrual status when borrowers have demonstrated an ability to repay their loans and there are no delinquent principal and interest payments. Loans secured by residential real estate are returned to accrual status when they are deemed to have an insignificant delay in payments of 90 days or less. Consumer loans not secured by residential real estate are returned to accrual status when all past due principal and interest payments have been paid by the borrower. Loan balances are charged off when it becomes evident that such balances are not fully collectable. For commercial loans and commercial real estate loans, charge-offs are recognized after an assessment by credit personnel of the capacity and willingness of the borrower to repay, the estimated value of any collateral, and any other potential sources of repayment. A charge-off is recognized when, after such assessment, it becomes evident that the loan balance is not fully collectible. For loans secured by residential real estate, the excess of the loan balances over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Consumer loans are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral.

During the normal course of business, the Company modifies loans to maximize recovery efforts. If a borrower is experiencing financial difficulty and a concession to the terms of the loan agreement is granted that the Company would not otherwise consider, the modification is considered a troubled debt restructuring and such loans are classified as either nonaccrual or renegotiated loans.  The United States has been operating under a state of emergency related to the Coronavirus Disease 2019 (“COVID-19”) pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in the economic activity that severely hampered the ability for businesses and consumers to meet their repayment obligations.  The Coronavirus Aid, Relief, and Economic Security Act and the Consolidated Appropriations Act, 2021 (collectively “CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings to account for the effects of COVID-19.  The bank regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19.  The guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were current with their payments prior to any relief, to not be treated as troubled debt restructurings nor be reported as past due.  Modifications may include payment deferrals (including maturity extensions), covenant waivers and fee waivers. The Company has been working with its customers affected by COVID-19 and has granted modifications across many of its loan portfolios.  To the extent that such modifications meet the criteria described, the modified loans have not been classified as troubled debt restructurings nor reported as past due.

Commitments to sell real estate loans are utilized by the Company to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale recorded in the consolidated balance sheet includes changes in estimated fair value during the hedge period, typically from the date of close through the sale date. Valuation adjustments made on these loans and commitments are included in “mortgage banking revenues.”

Acquired loans and leases

Effective January 1, 2020, expected credit losses for purchased loans with credit deterioration are initially recognized as an allowance for credit losses and are added to the purchase price to determine the amortized cost basis of the loans.  Any non-credit discount or premium resulting from acquiring such loans is recognized as an adjustment to interest income over the remaining lives of the loans. Subsequent changes in the amount of expected credit losses on such loans are recognized in the allowance for credit losses in the same manner as originated loans.  Prior to January 1, 2020, loans acquired in a business combination were initially recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Purchased impaired loans represented specifically identified loans with evidence of credit deterioration for which it was probable at acquisition that the Company would be unable to collect all contractual principal and interest payments. For purchased impaired loans and other loans acquired at a discount that was, in part, attributable to credit quality, the excess of cash flows expected at acquisition over the estimated fair value of acquired loans was recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected cash flows required the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows resulted first in the recovery of any related allowance for credit losses and then in recognition of additional interest income over the then-remaining lives of the loans. The Company generally recognized the excess of cash flows expected at acquisition over the estimated fair value of the acquired loans as interest income over the remaining lives of such loans regardless of the borrower’s repayment status.

For all other acquired loans, the difference between the fair value and outstanding principal balance of the loans is recognized as an adjustment to interest income over the lives of those loans. Those loans are then accounted for in a manner that is similar to originated loans.

Allowance for credit losses

Effective January 1, 2020 the Company adopted amended accounting guidance which requires an allowance for credit losses be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period.  Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans.  Prior to 2020, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date.

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

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. For such agreements, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net differential is recorded as an adjustment to interest income or expense of the related asset or liability. Interest rate swap agreements may be designated as either fair value hedges or cash flow hedges. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in the same income statement line item that is used to present the earnings effect of the hedged item in the consolidated statement of income. In a cash flow hedge, the derivative’s unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.

The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Commitments to originate real estate loans to be held for sale and commitments to sell real estate loans are generally recorded in the consolidated balance sheet at estimated fair value. Valuation adjustments made on these commitments are included in “mortgage banking revenues.”

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

Stock-based compensation

Compensation expense is recognized over the vesting period of stock-based awards based on estimated grant date value, except that the recognition of compensation costs is accelerated for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires.

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

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,154	$198	$14	$9,338
Mortgage-backed securities:
Government issued or guaranteed	4,475,406	208,787	755	4,683,438
Privately issued	16	—	—	16
Other debt securities	136,451	1,664	8,301	129,814
	4,621,027	210,649	9,070	4,822,606
Investment securities held to maturity:
U.S. Treasury and federal agencies	2,999	—	—	2,999
Obligations of states and political subdivisions	1,531	9	—	1,540
Mortgage-backed securities:
Government issued or guaranteed	1,664,443	100,176	11	1,764,608
Privately issued	77,155	11,056	17,938	70,273
Other debt securities	2,861	—	—	2,861
	1,748,989	111,241	17,949	1,842,281
Total debt securities	$6,370,016	$321,890	$27,019	$6,664,887
Equity and other securities:
Readily marketable equity — at fair value	$67,891	$25,094	$—	$92,985
Other — at cost	381,117	—	—	381,117
Total equity and other securities	$449,008	$25,094	$—	$474,102

December 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,742	$41	$16	$9,767
Obligations of states and political subdivisions	776	2	3	775
Mortgage-backed securities:
Government issued or guaranteed	6,113,913	88,634	21,607	6,180,940
Privately issued	16	—	—	16
Other debt securities	133,829	2,046	8,597	127,278
	6,258,276	90,723	30,223	6,318,776
Investment securities held to maturity:
U.S. Treasury and federal agencies	249,862	286	—	250,148
Obligations of states and political subdivisions	4,140	16	—	4,156
Mortgage-backed securities:
Government issued or guaranteed	2,306,180	50,381	1,992	2,354,569
Privately issued	93,496	11,779	18,181	87,094
Other debt securities	3,239	—	—	3,239
	2,656,917	62,462	20,173	2,699,206
Total debt securities	$8,915,193	$153,185	$50,396	$9,017,982
Equity and other securities:
Readily marketable equity — at fair value	$105,524	$34,786	$269	$140,041
Other — at cost	381,517	—	—	381,517
Total equity and other securities	$487,041	$34,786	$269	$521,558

No investment in securities of a single non-U.S. Government, government agency or government guaranteed issuer exceeded ten percent of shareholders’ equity at December 31, 2020.

As of December 31, 2020, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities and other debt securities were:

			Average Credit Rating of Fair Value Amount
	Amortized Cost	Estimated Fair Value	A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)

Obligations of states and political subdivisions	$1,531	$1,540	$1,540	$—	$—	$—	$—
Privately issued mortgage-backed securities	77,171	70,289	1,533	—	—	490	68,266
Other debt securities	139,312	132,675	7,302	62,016	31,303	—	32,054
Total	$218,014	$204,504	$10,375	$62,016	$31,303	$490	$100,320

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2020	2019
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$77,964	$94,817
Estimated fair value	71,099	88,410

There were no significant gross realized gains or losses from sales of investment securities in 2020, 2019 or 2018.

At December 31, 2020, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$4,950	4,945
Due after one year through five years	12,051	12,585
Due after five years through ten years	98,604	97,301
Due after ten years	30,000	24,321
	145,605	139,152
Mortgage-backed securities available for sale	4,475,422	4,683,454
	$4,621,027	4,822,606
Debt securities held to maturity:
Due in one year or less	$4,355	4,361
Due after one year through five years	175	178
Due after ten years	2,861	2,861
	7,391	7,400
Mortgage-backed securities held to maturity	1,741,598	1,834,881
	$1,748,989	1,842,281

A summary of investment securities that as of December 31, 2020 and 2019 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$985	(14)	—	—
Mortgage-backed securities:
Government issued or guaranteed	18,687	(356)	16,556	(399)
Other debt securities	16,055	(181)	63,462	(8,120)
	35,727	(551)	80,018	(8,519)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	2,039	(11)	—	—
Privately issued	—	—	52,418	(17,938)
	2,039	(11)	52,418	(17,938)
Total	$37,766	(562)	132,436	(26,457)

December 31, 2019
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,406	(7)	2,893	(9)
Obligations of states and political subdivisions	—	—	277	(3)
Mortgage-backed securities:
Government issued or guaranteed	117,299	(222)	2,002,364	(21,385)
Other debt securities	6,600	(354)	56,313	(8,243)
	125,305	(583)	2,061,847	(29,640)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	2,727	(5)	145,235	(1,987)
Privately issued	—	—	49,656	(18,181)
	2,727	(5)	194,891	(20,168)
Total	$128,032	(588)	2,256,738	(49,808)

The Company owned 264 individual debt securities with aggregate gross unrealized losses of $27 million at December 31, 2020. Based on a review of each of the securities in the investment securities portfolio at December 31, 2020, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2020, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At December 31, 2020, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $381 million of cost method investment securities.

As described in notes 4 and 26, on January 1, 2020 the Company adopted amended accounting guidance that requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2020 or December 31, 2020, as the substantial majority of such investment securities are obligations backed by the U.S government or its agencies.

At December 31, 2020, investment securities with a carrying value of $4.2 billion, including $2.9 billion of investment securities available for sale, were pledged to secure borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 8.

Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $105 million at December 31, 2020. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

3.    Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2020	2019
	(In thousands)
Loans
Commercial, financial, etc.	$26,554,486	$22,575,700
Real estate:
Residential	16,708,644	16,098,125
Commercial	27,738,732	26,718,325
Construction	10,068,141	9,010,297
Consumer	16,558,889	15,373,881
Total loans	97,628,892	89,776,328
Leases
Commercial	1,246,896	1,412,197
Total loans and leases	98,875,788	91,188,525
Less: unearned discount	(339,921)	(265,656)
Total loans and leases, net of unearned discount	$98,535,867	$90,922,869

One-to-four family residential mortgage loans held for sale were $777 million at December 31, 2020 and $414 million at December 31, 2019. Commercial real estate loans held for sale were $278 million at December 31, 2020 and $28 million at December 31, 2019.

As of December 31, 2020, approximately $4.0 billion of commercial real estate loan balances serviced for others had been sold with recourse in conjunction with the Company’s participation in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program. At December 31, 2020, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

In addition to recourse obligations, as described in note 21, the Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. Charges incurred for such obligation were not material in 2020, 2019 or 2018.

The amount of foreclosed residential real estate property held by the Company was $28 million and $76 million at December 31, 2020 and 2019, respectively. There were $214 million and $402 million at December 31, 2020 and 2019, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at December 31, 2020, approximately 41% were government guaranteed.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $72 million and $28 million at December 31, 2020 and 2019, respectively. During 2020, new borrowings by such persons amounted to $46 million (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from individuals ceasing to be directors or officers) were $2 million.

At December 31, 2020, approximately $10.2  billion of commercial loans and leases, $13.7 billion of commercial real estate loans, $12.9 billion of one-to-four family residential real estate loans, $2.1 billion of home equity loans and lines of credit and $8.5 billion of other consumer loans were pledged to secure outstanding borrowings from the FHLB of New York and available lines of credit as described in note 8.

A summary of current, past due and nonaccrual loans as of December 31, 2020 and 2019 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
December 31, 2020
Commercial, financial, leasing, etc.	$27,196,862	60,822	10,053	306,827	$27,574,564
Real estate:
Commercial	26,688,515	168,917	47,014	775,894	27,680,340
Residential builder and developer	1,246,095	1,693	856	1,094	1,249,738
Other commercial construction	8,523,591	66,365	3,816	114,039	8,707,811
Residential	13,764,836	200,406	792,888	365,729	15,123,859
Residential — limited documentation	1,462,277	19,687	—	147,170	1,629,134
Consumer:
Home equity lines and loans	3,881,885	24,329	—	79,392	3,985,606
Recreational finance	7,002,643	47,161	—	25,519	7,075,323
Automobile	4,007,349	55,498	—	39,404	4,102,251
Other	1,346,868	17,561	4,581	38,231	1,407,241
Total	$95,120,921	662,439	859,208	1,893,299	$98,535,867

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More (a)	Accruing Loans Acquired at a Discount Past Due 90 days or More (b)	Purchased Impaired (c)	Nonaccrual	Total
	(In thousands)
December 31, 2019
Commercial, financial, leasing, etc.	$23,290,797	184,011	16,776	27	—	346,557	$23,838,168
Real estate:
Commercial	26,311,414	165,579	6,740	—	15,601	158,474	26,657,808
Residential builder and developer	1,521,315	21,195	—	—	753	3,982	1,547,245
Other commercial construction	7,204,148	95,346	3,360	—	1,237	32,770	7,336,861
Residential	12,760,040	451,274	486,515	5,788	143,145	235,663	14,082,425
Residential — limited documentation	1,858,037	65,215	181	—	66,809	83,427	2,073,669
Consumer:
Home equity lines and loans	4,386,511	30,229	—	1,662	—	63,215	4,481,617
Recreational finance	5,484,997	36,827	—	99	—	14,219	5,536,142
Automobile	3,787,221	78,478	—	—	—	21,293	3,886,992
Other	1,395,240	45,978	5,156	32,056	—	3,512	1,481,942
Total	$87,999,720	1,174,132	518,728	39,632	227,545	963,112	$90,922,869

(a)	Excludes loans acquired at a discount.
(b)	Loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

If nonaccrual and renegotiated loans had been accruing interest at their originally contracted terms, interest income on such loans would have amounted to $96 million in 2020, $68 million in 2019 and $69 million in 2018. The actual amounts included in interest income on such loans were $44 million in 2020 and $33 million in each of 2019 and 2018.

A summary of outstanding loan balances for which COVID-19 related modifications were granted as of December 31, 2020 is presented below. These loans meet the criteria described in note 1 and, as such, are not considered past due or otherwise in default of loan terms as of the dates presented. Substantially all of modifications noted below expire during the first half of 2021.

	COVID-19 Related Modifications
December 31, 2020	Payment Deferrals(1)		Other Forbearances(2)	Total
	(In thousands)

Commercial, financial, leasing, etc.	$95,823		$291,957	$387,780
Real estate:
Commercial	728,511		374,509	1,103,020
Residential builder and developer	653		—	653
Other commercial construction	61,235		145,770	207,005
Residential	2,447,422	(3)	—	2,447,422
Residential — limited documentation	337,108		—	337,108
Consumer:
Home equity lines and loans	18,440		—	18,440
Recreational finance	24,428		—	24,428
Automobile	51,550		—	51,550
Other	2,353		—	2,353
Total	$3,767,523		$812,236	$4,579,759

(1)	Represents accruing loans at December 31, 2020 for which a COVID-19 related payment deferral (including maturity extensions) has been granted.
(2)	Consists predominantly of accruing loans for which a COVID-19 related covenant waiver has been granted.
(3)	Includes $1.7 billion of government-guaranteed loans.

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
$535,596

Purchased impaired loans included in the table above totaled $228 million at December 31, 2019, representing less than 1% of the Company’s assets. A summary of changes in the accretable yield for loans acquired at a discount for the years ended December 31, 2019 and 2018 follows:

For the Year Ended December 31,	2019		2018
	Purchased Impaired	Other Acquired	Purchased Impaired	Other Acquired
	(In thousands)

Balance at beginning of period	$147,210	$96,907	$157,918	$133,162
Interest income	(49,017)	(36,452)	(37,819)	(63,856)
Reclassifications from nonaccretable balance	36,718	15,534	27,111	22,849
Other (a)	—	(3,909)	—	4,752
Balance at end of period	$134,911	$72,080	$147,210	$96,907

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

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

The tables that follow summarize the Company’s loan modification activities that were considered troubled debt restructurings for the years ended December 31, 2020, 2019 and 2018:

			Post-modification (a)
Year Ended December 31, 2020	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Commercial, financial, leasing, etc.	394	$246,479	$70,671	$298	$31,605	$97,344	$199,918
Real estate:
Commercial	161	310,578	204,591	505	4,874	85,261	295,231
Residential builder and developer	1	91	—	—	—	90	90
Other commercial construction	2	13,602	13,573	—	—	—	13,573
Residential	631	202,985	183,878	—	—	23,639	207,517
Residential — limited documentation	30	7,413	7,100	—	—	1,232	8,332
Consumer:
Home equity lines and loans	259	17,228	5,882	—	—	11,372	17,254
Recreational finance	428	16,392	16,388	—	—	4	16,392
Automobile	2,249	39,951	39,949	—	—	2	39,951
Other	1,095	7,788	3,383	—	—	4,405	7,788
Total	5,250	$862,507	$545,415	$803	$36,479	$223,349	$806,046

Year Ended December 31, 2019

Commercial, financial, leasing, etc.	150	$63,715	$10,485	$—	$—	$52,871	$63,356
Real estate:
Commercial	51	48,315	5,193	—	—	26,152	31,345
Residential builder and developer	2	1,330	1,068	—	—	—	1,068
Other commercial construction	3	1,559	—	—	—	1,500	1,500
Residential	83	21,695	10,819	—	—	11,907	22,726
Residential — limited documentation	6	1,409	399	—	—	1,044	1,443
Consumer:
Home equity lines and loans	41	4,127	176	—	—	4,004	4,180
Recreational finance	10	265	265	—	—	—	265
Automobile	66	1,141	1,076	—	—	65	1,141
Total	412	$143,556	$29,481	$—	$—	$97,543	$127,024

			Post-modification (a)
Year Ended December 31, 2018	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Commercial, financial, leasing, etc.	203	$102,445	$50,490	$803	$6,210	$45,411	$102,914
Real estate:
Commercial	83	30,217	16,870	175	4,686	9,000	30,731
Other commercial construction	1	752	746	—	—	—	746
Residential	134	34,798	19,962	—	—	18,110	38,072
Residential — limited documentation	9	1,887	827	—	—	1,423	2,250
Consumer:
Home equity lines and loans	47	3,952	224	—	—	3,755	3,979
Recreational finance	7	202	202	—	—	—	202
Automobile	73	1,330	1,318	—	—	12	1,330
Total	557	$175,583	$90,639	$978	$10,896	$77,711	$180,224

(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Loans that were modified as troubled debt restructurings during the twelve months ended December 31, 2020, 2019 and 2018 and for which there was a subsequent payment default during the respective year were not material.

The Company’s loan and lease portfolio includes commercial lease financing receivables consisting of direct financing and leveraged leases for machinery and equipment, railroad equipment, commercial trucks and trailers, and aircraft. Certain leases contain payment schedules that are tied to variable interest rate indices.  In general, early termination options are provided if the lessee is not in default, returns the leased equipment and pays an early termination fee. Additionally, options to purchase the underlying asset by the lessee are generally at the fair market value of the equipment. A summary of lease financing receivables follows:

	December 31,
	2020	2019
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$1,017,222	$1,164,567
Estimated residual value of leased assets	79,621	84,540
Unearned income	(83,673)	(106,780)
Investment in direct financings	1,013,170	1,142,327
Leveraged leases:
Lease payments receivable	76,453	82,065
Estimated residual value of leased assets	73,600	81,025
Unearned income	(28,388)	(31,596)
Investment in leveraged leases	121,665	131,494
Total investment in leases	$1,134,835	$1,273,821
Deferred taxes payable arising from leveraged leases	$61,905	$70,245

Included within the estimated residual value of leased assets at December 31, 2020 and 2019 were $34 million and $37 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At December 31, 2020, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Year ending December 31:
2021	$320,428
2022	288,322
2023	187,740
2024	122,735
2025	70,400
Later years	104,050
$1,093,675

4.    Allowance for credit losses

Effective January 1, 2020 the Company adopted amended accounting guidance which requires an allowance for credit losses be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new guidance replaced the previous incurred loss model for determining the allowance for credit losses.

Changes in the allowance for credit losses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
2020
Beginning balance	$366,094	322,201	56,033	229,118	77,625	$1,051,071
Adoption of new accounting standard	(61,474)	23,656	53,896	194,004	(77,625)	132,457
Provision for credit losses	220,544	356,203	(3,172)	226,425	—	800,000
Net charge-offs
Charge-offs	(135,083)	(35,891)	(10,283)	(152,250)	—	(333,507)
Recoveries	15,765	4,550	7,116	58,935	—	86,366
Net charge-offs	(119,318)	(31,341)	(3,167)	(93,315)	—	(247,141)
Ending balance	$405,846	670,719	103,590	556,232	—	$1,736,387

2019
Beginning balance	$330,055	341,655	69,125	200,564	78,045	$1,019,444
Provision for credit losses	69,702	(10,726)	(8,585)	126,029	(420)	176,000
Net charge-offs
Charge-offs	(58,244)	(12,664)	(12,711)	(154,089)	—	(237,708)
Recoveries	24,581	3,936	8,204	56,614	—	93,335
Net charge-offs	(33,663)	(8,728)	(4,507)	(97,475)	—	(144,373)
Ending balance	$366,094	322,201	56,033	229,118	77,625	$1,051,071

2018
Beginning balance	$328,599	374,085	65,405	170,809	78,300	$1,017,198
Provision for credit losses	33,967	(41,181)	12,401	127,068	(255)	132,000
Net charge-offs
Charge-offs	(60,414)	(12,286)	(15,345)	(143,196)	—	(231,241)
Recoveries	27,903	21,037	6,664	45,883	—	101,487
Net (charge-offs) recoveries	(32,511)	8,751	(8,681)	(97,313)	—	(129,754)
Ending balance	$330,055	341,655	69,125	200,564	78,045	$1,019,444

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

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the years ended December 31, 2020, 2019 and 2018 follows.

	December 31, 2020			January 1, 2020	Year Ended December 31, 2020
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$226,897	$79,930	$306,827	$346,743	$11,269
Real estate:
Commercial	364,110	411,784	775,894	173,796	7,821
Residential builder and developer	1,094	—	1,094	4,708	1,694
Other commercial construction	20,992	93,047	114,039	35,881	8,457
Residential	159,006	206,723	365,729	322,504	18,069
Residential — limited documentation	84,568	62,602	147,170	114,667	634
Consumer:
Home equity lines and loans	61,031	18,361	79,392	65,039	4,092
Recreational finance	19,434	6,085	25,519	14,308	626
Automobile	34,044	5,360	39,404	21,293	186
Other	3,606	34,625	38,231	35,394	1,369
Total	$974,782	$918,517	$1,893,299	$1,134,333	$54,217

	December 31, 2019			January 1, 2019	Year Ended December 31, 2019
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$206,644	$139,913	$346,557	$234,423	$8,960
Real estate:
Commercial	40,847	117,627	158,474	203,672	5,850
Residential builder and developer	604	3,378	3,982	4,798	357
Other commercial construction	12,425	20,345	32,770	22,205	634
Residential	59,982	175,681	235,663	233,352	12,630
Residential — limited documentation	26,710	56,717	83,427	84,685	1,092
Consumer:
Home equity lines and loans	24,812	38,403	63,215	71,292	5,987
Recreational finance	9,054	5,165	14,219	11,199	575
Automobile	14,805	6,488	21,293	23,359	214
Other	3,391	121	3,512	4,623	508
Total	$399,274	$563,838	$963,112	$893,608	$36,807

	December 31, 2018			January 1, 2018	Year Ended December 31, 2018
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$126,753	$107,670	$234,423	$240,991	$7,873
Real estate:
Commercial	90,296	113,376	203,672	184,982	10,880
Residential builder and developer	2,205	2,593	4,798	6,451	1,779
Other commercial construction	14,604	7,601	22,205	10,088	3,474
Residential	57,346	176,006	233,352	235,834	14,065
Residential — limited documentation	26,808	57,877	84,685	96,105	1,980
Consumer:
Home equity lines and loans	30,819	40,473	71,292	74,500	5,535
Recreational finance	6,016	5,183	11,199	6,509	333
Automobile	16,271	7,088	23,359	23,781	689
Other	4,591	32	4,623	3,357	230
Total	$375,709	$517,899	$893,608	$882,598	$46,838

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process. Prior to 2020, the allowance for credit losses was estimated for incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date, but did not consider reasonable and supportable forecasts that could have affected the collectability of the reported amounts.

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

The following table summarizes the loan grades applied at December 31, 2020 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$7,732,728	2,277,233	1,505,486	930,834	719,796	1,387,695	11,352,416	21,286	$25,927,474
Criticized accrual	388,326	84,358	113,940	41,587	39,930	73,401	584,751	13,970	1,340,263
Criticized nonaccrual	7,720	27,309	56,227	16,808	19,681	45,471	125,893	7,718	306,827
Total commercial, financial, leasing, etc.	$8,128,774	2,388,900	1,675,653	989,229	779,407	1,506,567	12,063,060	42,974	$27,574,564

Real estate:
Commercial:
Loan grades:
Pass	$3,353,450	4,681,834	3,299,095	2,628,061	2,746,165	5,698,834	875,348	—	$23,282,787
Criticized accrual	526,037	400,154	579,507	290,885	568,144	1,212,672	44,260	—	3,621,659
Criticized nonaccrual	26,876	121,899	47,144	99,293	197,319	248,949	34,414	—	775,894
Total commercial real estate	$3,906,363	5,203,887	3,925,746	3,018,239	3,511,628	7,160,455	954,022	—	$27,680,340

Residential builder and developer:
Loan grades:
Pass	$506,295	223,880	109,453	15,048	10,976	11,320	236,943	—	$1,113,915
Criticized accrual	3,690	106,847	14,836	3,421	—	1,885	4,050	—	134,729
Criticized nonaccrual	—	518	—	—	—	576	—	—	1,094
Total residential builder and developer	$509,985	331,245	124,289	18,469	10,976	13,781	240,993	—	$1,249,738

Other commercial construction:
Loan grades:
Pass	$1,050,258	2,998,921	2,048,063	945,339	233,127	294,030	74,611	—	$7,644,349
Criticized accrual	37,192	148,492	381,091	225,949	144,665	12,034	—	—	949,423
Criticized nonaccrual	335	65,592	13,522	4,213	12,097	12,873	5,407	—	114,039
Total other commercial construction	$1,087,785	3,213,005	2,442,676	1,175,501	389,889	318,937	80,018	—	$8,707,811

Increases to criticized loans during 2020 were predominantly attributable to effects of the COVID-19 pandemic and the related re-grading of loans.

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at December 31, 2020 for the various classes of the Company’s residential real estate loans and consumer loans by origination year is as follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$2,722,862	1,416,259	618,736	1,318,094	718,235	6,898,756	71,894	—	$13,764,836
30-89 days past due	13,496	7,781	7,258	13,477	7,947	150,447	—	—	200,406
Accruing loans past due 90 days or more	579	15,234	38,145	212,818	45,804	480,308	—	—	792,888
Nonaccrual	3,133	14,439	5,183	6,408	2,900	333,466	200	—	365,729
Total residential	$2,740,070	1,453,713	669,322	1,550,797	774,886	7,862,977	72,094	—	$15,123,859

Residential - limited documentation:
Current	$—	—	—	—	—	1,462,277	—	—	$1,462,277
30-89 days past due	—	—	—	—	—	19,687	—	—	19,687
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	147,170	—	—	147,170
Total residential - limited documentation	$—	—	—	—	—	1,629,134	—	—	$1,629,134

Consumer:
Home equity lines and loans:
Current	$773	3,983	1,591	2,016	162	51,554	2,569,621	1,252,185	$3,881,885
30-89 days past due	—	—	—	—	—	1,148	939	22,242	24,329
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	6,148	5,752	67,492	79,392
Total home equity lines and loans	$773	3,983	1,591	2,016	162	58,850	2,576,312	1,341,919	$3,985,606

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
	(In thousands)
Recreational finance:
Current	$2,796,359	1,751,766	907,595	630,151	352,414	564,358	—	—	$7,002,643
30-89 days past due	9,548	11,255	8,519	6,638	2,938	8,263	—	—	47,161
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,854	3,883	4,072	4,194	2,733	8,783	—	—	25,519
Total recreational finance	$2,807,761	1,766,904	920,186	640,983	358,085	581,404	—	—	$7,075,323
Automobile:
Current	$1,595,636	1,106,782	629,338	440,604	171,017	63,972	—	—	$4,007,349
30-89 days past due	6,461	14,140	12,542	12,899	6,373	3,083	—	—	55,498
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,615	7,144	10,788	10,061	5,991	3,805	—	—	39,404
Total automobile	$1,603,712	1,128,066	652,668	463,564	183,381	70,860	—	—	$4,102,251

Other:
Current	$160,424	137,617	53,702	32,556	4,526	28,970	927,217	1,856	$1,346,868
30-89 days past due	1,879	1,130	577	2,301	42	557	10,594	481	17,561
Accruing loans past due 90 days or more	—	—	—	—	—	374	4,207	—	4,581
Nonaccrual	1,493	492	339	183	31	501	35,044	148	38,231
Total other	$163,796	139,239	54,618	35,040	4,599	30,402	977,062	2,485	$1,407,241

Total loans and leases at December 31, 2020	$20,949,019	15,628,942	10,466,749	7,893,838	6,013,013	19,233,367	16,963,561	1,387,378	$98,535,867

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

The Company’s reserve for off-balance sheet credit exposures was not material at December 31, 2020 and December 31, 2019.

5.    Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2020	2019
	(In thousands)
Land	$94,929	$96,118
Buildings	513,290	482,182
Leasehold improvements	302,246	262,438
Furniture and equipment — owned	807,701	739,724
Furniture and equipment — capital leases	8,630	14,232
	1,726,796	1,594,694
Less: accumulated depreciation and amortization
Owned assets	971,979	882,272
Capital leases	5,933	8,425
	977,912	890,697
Right of use assets — operating leases	412,674	436,927
Premises and equipment, net	$1,161,558	$1,140,924

The right-of-use assets and lease liabilities relate to banking offices and other space occupied by the Company and use of certain equipment under noncancelable operating lease agreements. As of December 31, 2020 and 2019, the Company recognized $467 million and $488 million respectively, of operating lease liabilities as a component of “accrued interest and other liabilities” in the consolidated balance sheet. In calculating the present value of lease payments, the Company utilized its incremental secured borrowing rate based on lease term.

The Company’s noncancelable operating lease agreements expire at various dates over the next 21 years.  Real estate leases generally consist of fixed monthly rental payments with certain leases containing escalation clauses.  Any variable lease payments or payments for nonlease components are recognized in the consolidated statement of income as a component of “equipment and net occupancy” expense based on actual costs incurred.  Some leases contain lessee options to extend the term.  Those options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

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

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Lease cost
Operating lease cost	$104,158	$100,669
Short-term lease cost	198	105
Variable lease cost	1,565	2,332
Total lease cost	$105,921	$103,106

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$70,754	$132,219
Cash paid toward lease liabilities	104,396	101,869
Weighted-average remaining lease term	7 years	7 years
Weighted-average discount rate	2.74%	3.01%

Minimum lease payments under noncancelable operating leases are summarized in the following table.

(In thousands)
Year ending December 31:
2021	$105,445
2022	93,621
2023	75,698
2024	61,412
2025	46,023
Later years	130,475
Total lease payments	512,674
Less: imputed interest	45,354
Total	$467,320

Net lease expense for all operating leases totaled $111 million in 2018. All other operating leasing activities were not material to the Company’s consolidated results of operations. Minimum lease payments required under capital leases are not material.

6.    Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Commercial Mortgage Loans
For the Year Ended December 31,	2020	2019	2018	2020	2019	2018
	(In thousands)
Beginning balance	$244,411	$120,509	$114,978	$130,636	$114,663	$114,076
Originations	45,101	26,067	28,985	29,306	41,370	26,298
Purchases	—	144,326	454	—	—	—
Amortization	(58,308)	(46,491)	(23,908)	(26,513)	(25,397)	(25,711)
	231,204	244,411	120,509	133,429	130,636	114,663
Valuation allowance	(30,000)	(7,000)	—	—	—	—
Ending balance, net	$201,204	$237,411	$120,509	$133,429	$130,636	$114,663

Residential mortgage loans serviced for others were $26.3 billion at December 31, 2020, $32.3 billion at December 31, 2019 and $22.2 billion at December 31, 2018. Excluded from residential mortgage loans serviced for others were loans sub-serviced for others of $68.1 billion, $62.8 billion and $56.8 billion at December 31, 2020, 2019, and 2018, respectively. On January 31, 2019, the Company purchased servicing rights for residential real estate loans that had outstanding principal balances at that date of approximately $13.3 billion. The purchase price of such servicing rights was approximately $144 million. Commercial mortgage loans serviced for others were $18.9 billion at December 31, 2020, $17.6 billion at December 31, 2019 and $15.5 billion at December 31, 2018.  Excluded from commercial mortgage loans serviced for others were loans sub-serviced for others of $3.3 billion at December 31, 2020, $3.4 billion at December 31, 2019 and $2.7 billion at December 31, 2018.

The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $240 million at December 31, 2020 and $297 million at December 31, 2019. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 9.4% and 10.6% at December 31, 2020 and 2019, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2020 and 2019, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 918 basis points (hundredths of one percent) and 928 basis points, respectively, over market implied forward London Interbank Offered Rates (“LIBOR”). The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $160 million and $153 million at December 31, 2020 and 2019, respectively. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2020 and 2019 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2020 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Commercial
	(Dollars in thousands)

Weighted-average prepayment speeds	14.50%
Impact on fair value of 10% adverse change	$(15,279)
Impact on fair value of 20% adverse change	(29,189)
Weighted-average OAS	9.18%
Impact on fair value of 10% adverse change	$(7,230)
Impact on fair value of 20% adverse change	(14,020)
Weighted-average discount rate		18.00%
Impact on fair value of 10% adverse change		$(7,024)
Impact on fair value of 20% adverse change		(13,556)

7.    Goodwill and other intangible assets

The Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset.    Total amortizing intangible assets were comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2020
Core deposit	$131,664	$119,125	$12,539
Other	6,757	5,131	1,626
Total	$138,421	$124,256	$14,165
December 31, 2019
Core deposit	$131,664	$105,802	$25,862
Other	6,757	3,585	3,172
Total	$138,421	$109,387	$29,034

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of three to seven years. The weighted-average original amortization period was approximately seven years. Amortization expense for core deposit and other intangible assets was $15 million, $19 million and $25 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2021	$10,167
2022	3,998
$14,165

The Company completed annual goodwill impairment tests as of October 1, 2020, 2019 and 2018. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2020 and 2019 for purposes of testing for impairment is as follows:

(In thousands)

Business Banking	$864,366
Commercial Banking	1,401,873
Commercial Real Estate	654,389
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,309,191
All Other	363,293
Total	$4,593,112

8.    Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2020
Amount outstanding	$59,482	$—	$59,482
Weighted-average interest rate	0.01%	—	0.01%
For the year ended December 31, 2020
Highest amount at a month-end	$82,893	$—
Daily-average amount outstanding	61,551	—	$61,551
Weighted-average interest rate	0.05%	—	0.05%
At December 31, 2019
Amount outstanding	$62,363	$—	$62,363
Weighted-average interest rate	0.14%	—	0.14%
For the year ended December 31, 2019
Highest amount at a month-end	$3,402,566	$5,000,000
Daily-average amount outstanding	260,322	799,068	$1,059,390
Weighted-average interest rate	1.86%	2.49%	2.34%
At December 31, 2018
Amount outstanding	$198,378	$4,200,000	$4,398,378
Weighted-average interest rate	1.68%	2.63%	2.58%
For the year ended December 31, 2018
Highest amount at a month-end	$2,654,416	$4,200,000
Daily-average amount outstanding	261,200	69,465	$330,665
Weighted-average interest rate	1.49%	2.16%	1.63%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, short-term repurchase agreements outstanding at December 31, 2020 matured on the next business day following year-end.

At December 31, 2020, M&T Bank had lines of credit under formal agreements as follows:

(In thousands)

Outstanding borrowings	$1,727
Unused	32,010,950

At December 31, 2020, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $19.0 billion. Additionally, M&T Bank had an available line of credit with the Federal Reserve Bank of New York totaling approximately

$13.0 billion at December 31, 2020. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
	2020	2019
	(In thousands)
Senior notes of M&T:
Variable rate due 2023	$249,824	$249,756
3.55% due 2023	533,369	520,454
Senior notes of M&T Bank:
Variable rate due 2021	349,992	349,893
Variable rate due 2022	249,858	249,758
2.05% due 2020	—	749,254
2.10% due 2020	—	749,864
2.625% due 2021	—	654,136
2.50% due 2022	664,400	652,714
2.90% due 2025	749,656	749,572
Advances from FHLB:
Fixed rates	1,683	1,815
Agreements to repurchase securities	—	101,679
Subordinated notes of M&T Bank:
Variable rate due 2020	—	409,361
Variable rate due 2021	500,000	500,000
3.40% due 2027	552,194	514,353
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
BSB Capital Trust I — 8.125%, due 2028	15,752	15,728
Provident Trust I — 8.29%, due 2028	29,099	28,235
Southern Financial Statutory Trust I — 10.60%, due 2030	6,836	6,770
Variable rates:
First Maryland Capital I — due 2027	148,409	147,871
First Maryland Capital II — due 2027	150,606	149,943
Allfirst Asset Trust — due 2029	97,075	96,930
BSB Capital Trust III — due 2033	15,464	15,464
Provident Statutory Trust III — due 2033	56,641	55,867
Southern Financial Capital Trust III — due 2033	8,338	8,236
Other	2,997	8,533
	$4,382,193	$6,986,186

The variable rate notes of M&T pay interest quarterly at a rate that is indexed to the three-month LIBOR. The contractual interest rates for those notes were .90% at December 31, 2020 and 2.62% at December 31, 2019.

The variable rate senior notes of M&T Bank pay interest quarterly at rates that are indexed to the three-month LIBOR. The contractual interest rates for those notes ranged from .49% to .83% at December 31, 2020 and 2.21% to 2.54% at December 31, 2019. The weighted-average contractual interest rate was 0.63% at December 31, 2020 and 2.34% at December 31, 2019.

Long-term fixed rate advances from the FHLB had weighted-average contractual interest rates of 5.82% at December 31, 2020 and December 31, 2019. Advances from the FHLB outstanding at December 31, 2020 mature in 2029 and 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

The agreement to repurchase securities outstanding at December 31, 2019 had a contractual interest rate of 4.29%. The Company posted collateral consisting primarily of government guaranteed mortgage-backed securities of $108 million at December 31, 2019.

The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of its other creditors. The notes that were repaid in 2020 paid interest monthly at a rate that was indexed to the one-month LIBOR. The contractual interest rate was 3.02% at maturity and December 31, 2019. The notes that mature in 2021 pay interest quarterly at a rate that is indexed to the three-month LIBOR. The contractual interest rate was 0.87% at December 31, 2020 and 2.55% at December 31, 2019.

The fixed and variable rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the Capital Securities qualify for inclusion in Tier 2 regulatory capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from 1.06% to 3.59% at December 31, 2020 and from 2.76% to 5.34% at December 31, 2019. The weighted-average variable rates payable on those Junior Subordinated Debentures were 1.65% at December 31, 2020 and 3.37% at December 31, 2019.

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

Long-term borrowings at December 31, 2020 mature as follows:

(In thousands)
Year ending December 31:
2021	$849,976
2022	917,270
2023	783,193
2024	—
2025	749,656
Later years	1,082,098
$4,382,193

9.    Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of December 31, 2020 and 2019 is presented below:

	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series E (a)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	350,000	$350,000
Series F (b)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000
Series G (c)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	40,000	$400,000

(a)

Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 361 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $64.50 in each of 2020, 2019 and 2018.

(b)

Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 352 basis points.  The shares are redeemable in whole or in part on or after November 1, 2026.  Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $512.50 in each of 2020, 2019 and 2018.

(c)

Dividends, if declared, are paid semi-annually at a rate of 5.0% through July 31, 2024 and thereafter will be paid semiannually at a rate of the five-year U.S. Treasury rate plus 3.174%.  The shares are redeemable in whole or in part on or after August 1, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $500.694 in 2020 and $125.694 in 2019.

10.    Revenue from contracts with customers

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

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At December 31, 2020 and 2019, the Company had $67 million and $62 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in accrued interest and other assets in the consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At December 31, 2020 and 2019, the Company had deferred revenue of $42 million and $43 million, respectively, related to the sources in the accompanying tables and recorded such amounts in accrued interest and other liabilities in the consolidated balance sheet.  The following tables summarize sources of the Company’s noninterest income during 2020, 2019, and 2018 that are subject to the noted accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Year Ended December 31, 2020	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$50,119	92,720	10,252	—	—	211,858	5,839	$370,788
Trust income	18	442	—	—	—	—	601,424	601,884
Brokerage services income	—	—	—	—	—	—	47,428	47,428
Other revenues from operations:
Merchant discount and credit card fees	40,475	45,528	2,221	—	—	13,481	767	102,472
Other	—	9,408	6,218	1,625	4,732	20,813	41,815	84,611
	$90,612	148,098	18,691	1,625	4,732	246,152	697,273	$1,207,183
Year Ended December 31, 2019

Classification in consolidated statement of income
Service charges on deposit accounts	$60,690	93,044	9,828	—	4	263,659	5,753	$432,978
Trust income	31	963	—	—	—	—	571,614	572,608
Brokerage services income	—	—	—	—	—	—	48,922	48,922
Other revenues from operations:
Merchant discount and credit card fees	36,844	52,161	2,516	—	—	12,140	3,381	107,042
Other	—	7,498	8,615	1,776	3,492	36,144	34,088	91,613
	$97,565	153,666	20,959	1,776	3,496	311,943	663,758	$1,253,163
Year Ended December 31, 2018

Classification in consolidated statement of income
Service charges on deposit accounts	$62,323	96,407	9,870	—	10	254,590	6,137	$429,337
Trust income	9	917	—	—	—	—	536,659	537,585
Brokerage services income	—	—	—	—	—	—	51,069	51,069
Other revenues from operations:
Merchant discount and credit card fees	34,557	52,051	2,213	—	—	14,924	2,208	105,953
Other	—	8,796	7,259	1,738	3,814	38,529	30,233	90,369
	$96,889	158,171	19,342	1,738	3,824	308,043	626,306	$1,214,313

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

11.    Stock-based compensation plans

Stock-based compensation expense was $80 million in 2020, $76 million in 2019 and $66 million in 2018.  The Company recognized income tax benefits related to stock-based compensation of $17 million in 2020, $19 million in 2019 and $24 million in 2018.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and restricted stock units, including performance-based awards. At December 31, 2020 and 2019, respectively, there were 3,100,665 and 3,742,478 shares available for future grant under the Company’s equity incentive compensation plan.

Stock awards

Stock awards are comprised of restricted stock and restricted stock units. Stock awards granted since 2014 generally vest over three years. Stock awards granted prior to 2014 vested over four years. A portion of stock awards granted after 2013 require a performance condition to be met before such awards vest. The Company may issue shares from treasury stock to the extent available or issue new shares. There were no restricted shares issued in 2020, 2019 or 2018. The number of restricted stock units issued was 480,949 in 2020, 448,487 in 2019 and 348,512 in 2018, with a weighted-average grant date fair value of $81 million, $74 million and $66 million, respectively. Unrecognized compensation expense associated with restricted stock units was $29 million as of December 31, 2020 and is expected to be recognized over a weighted-average period of approximately one year.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price

Unvested at January 1, 2020	691,227	$171.72	63,591	$162.45
Granted	480,949	168.71	—	—
Vested	(334,795)	172.56	(49,468)	162.48
Cancelled	(20,431)	171.91	(573)	158.02
Unvested at December 31, 2020	816,950	$169.60	13,550	$162.50

Stock option awards

Stock options issued generally vest over three years and are exercisable over terms not exceeding ten years and one day. The Company granted 187,088, 164,244 and 116,852 stock options in 2020, 2019 and 2018, respectively. The Company used an option pricing model to estimate the grant date present value of stock options granted, which was not material in each of 2020, 2019 and 2018.

A summary of stock option activity follows:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Life (In Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2020	305,452	$170.15
Granted	187,088	173.04
Exercised	(25,047)	117.81
Expired	(2,070)	174.09
Outstanding at December 31, 2020	465,423	$174.11	8.2	$38
Exercisable at December 31, 2020	133,098	$178.58	7.4	$38

For 2020, 2019 and 2018, M&T received $3 million, $9 million and $60 million, respectively, in cash from the exercise of stock options. The intrinsic value of stock options exercised during 2020 was $1 million, compared with $3 million and $16 million in 2019 and 2018, respectively, and the related tax benefits realized by the Company were not material in any of those three years. As of December 31, 2020, the amount of unrecognized compensation cost related to non-vested stock options was not material. The total grant date fair value of stock options vested during 2020, 2019 and 2018 was not material. Upon the exercise of stock options, the Company may issue shares from treasury stock to the extent available or issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, shares of M&T common stock issued were 77,170 in 2020, 71,676 in 2019 and 58,167 in 2018.  As of December 31, 2020, there were 2,233,581 shares available for issuance under the plan. M&T received cash for shares purchased through the employee stock purchase plan of $12 million, $11 million and $10 million in 2020, 2019 and 2018, respectively.

Compensation expense recognized for the stock purchase plan was not material in 2020, 2019 or 2018.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 14,304 and 16,491 at December 31, 2020 and 2019, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Directors’ stock plan

The Company maintains a compensation plan for non-employee members of the Company’s boards of directors that allows such members to receive all or a portion of their compensation in shares of M&T common stock. Through December 31, 2020, 295,182 shares had been issued in connection with the directors’ stock plan.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors compensation plans. Shares of common stock issuable under such plans were 3,809 and 5,043 at December 31, 2020 and 2019, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

12.    Pension plans and other postretirement benefits

The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2020	2019	2018
	(In thousands)

Service cost	$19,944	$17,294	$20,346
Interest cost on benefit obligation	71,421	81,579	74,704
Expected return on plan assets	(125,512)	(122,139)	(123,127)
Amortization of prior service cost	557	557	557
Recognized net actuarial loss	58,096	21,992	43,793
Net periodic pension cost (benefit)	$24,506	$(717)	$16,273

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2020	2019	2018
	(In thousands)

Service cost	$970	$859	$938
Interest cost on benefit obligation	1,741	2,344	2,293
Amortization of prior service credit	(4,738)	(4,730)	(4,729)
Recognized net actuarial gain	(1,236)	(1,247)	(826)
Net other postretirement benefits	$(3,263)	$(2,774)	$(2,324)

Service cost is reflected in salaries and employee benefits expense.  The other components of net periodic benefit expense are reflected in other costs of operations.

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,247,329	$1,949,613	$56,492	$59,991
Service cost	19,944	17,294	970	859
Interest cost	71,421	81,579	1,741	2,344
Plan participants’ contributions	—	—	2,386	2,749
Actuarial (gain) loss	288,944	298,713	2,371	(687)
Medicare Part D reimbursement	—	—	574	370
Benefits paid	(106,346)	(99,870)	(9,253)	(9,134)
Benefit obligation at end of year	2,521,292	2,247,329	55,281	56,492
Change in plan assets:
Fair value of plan assets at beginning of year	2,037,940	1,833,833	—	—
Actual return on plan assets	178,610	293,546	—	—
Employer contributions	310,378	10,431	6,293	6,015
Plan participants’ contributions	—	—	2,386	2,749
Medicare Part D reimbursement	—	—	574	370
Benefits paid	(106,346)	(99,870)	(9,253)	(9,134)
Fair value of plan assets at end of year	2,420,582	2,037,940	—	—
Funded status	$(100,710)	$(209,389)	$(55,281)	$(56,492)
Prepaid asset recognized in the consolidated balance sheet	64,670	—	—	—
Accrued liability recognized in the consolidated balance sheet	(165,380)	(209,389)	(55,281)	(56,492)
Net accrued liability recognized in the consolidated balance sheet	$(100,710)	$(209,389)	$(55,281)	$(56,492)
Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss (gain)	$684,780	$507,029	$(13,701)	$(17,308)
Net prior service cost (credit)	1,277	1,834	(22,269)	(27,007)
Pre-tax adjustment to AOCI	686,057	508,863	(35,970)	(44,315)
Taxes	(178,375)	(133,779)	9,352	11,650
Net adjustment to AOCI	$507,682	$375,084	$(26,618)	$(32,665)

The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $165 million as of December 31, 2020 and $154 million as of December 31, 2019.

The accumulated benefit obligation for all defined benefit pension plans was $2.5 billion and $2.2 billion at December 31, 2020 and 2019, respectively.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. Amortization of net gains and losses is included in annual net periodic benefit expense if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the benefit obligation or the market-related fair value of the plan assets. As indicated in the preceding table, as of December 31, 2020 the Company recorded a minimum liability adjustment of $650 million ($686 million related to pension plans and $(36) million related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $481 million. In aggregate, the benefit plans realized a net loss during 2020 that resulted in an increase to the minimum liability adjustment from that which was recorded at December 31, 2019 of $186 million. The net loss in 2020 was mainly the result of lowering the discount rate used to measure the benefit obligation of all plans to 2.50% at December 31, 2020 from 3.25% used at the prior year-end and the migration to recent mortality tables published by the Society of Actuaries, offset, in part, by the amortization of actuarial losses and a return on plan assets that exceeded the assumed expected return. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2020
Net loss	$235,847	$2,371	$238,218
Amortization of prior service (cost) credit	(557)	4,738	4,181
Amortization of actuarial (loss) gain	(58,096)	1,236	(56,860)
Total recognized in other comprehensive income, pre-tax	$177,194	$8,345	$185,539
2019
Net loss (gain)	$127,305	$(687)	$126,618
Amortization of prior service (cost) credit	(557)	4,730	4,173
Amortization of actuarial (loss) gain	(21,992)	1,247	(20,745)
Total recognized in other comprehensive income, pre-tax	$104,756	$5,290	$110,046

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2020, 2019 and 2018 associated with the defined contribution pension plan was $35 million, $32 million and $29 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019

Discount rate	2.50%	3.25%	2.50%	3.25%
Rate of increase in future compensation levels	3.37%	4.29%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018

Discount rate	3.25%	4.25%	3.50%	3.25%	4.25%	3.50%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—
Rate of increase in future compensation levels	4.29%	4.31%	4.33%	—	—	—

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

The Company’s defined benefit pension plan is sensitive to the long-term rate of return on plan assets and the discount rate.  To demonstrate the sensitivity of pension expense to changes in these assumptions, with all other assumptions held constant, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of approximately $5 million; and the discount rate would have resulted in a decrease in pension expense of approximately $9 million.  Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence.  Additionally, an increase of 25 basis points in the discount rate would have decreased the benefit obligation by

$86 million and a decrease of 25 basis points in the discount rate would have increased the benefit obligation by $91 million at December 31, 2020.

For measurement of other postretirement benefits, a 6.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2021. The rate was assumed to decrease to 5.00% over eight years.

Plan assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places an emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 25 to 60 percent equity securities, 10 to 65 percent debt securities, and 5 to 60 percent money-market investments/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Assets are managed by a combination of internal and external investment managers. Equity securities may include investments in domestic and international equities, through individual securities, mutual funds and exchange-traded funds. Debt securities may include investments in corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies and U.S. Treasury securities through individual securities and mutual funds. Additionally, the Company’s defined benefit pension plan held $479 million (20% of total assets) of real estate funds, private investments, hedge funds and other investments at December 31, 2020. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2020 and 2019, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market investments	$65,263	$48,322	$16,941	$—
Equity securities:
M&T	111,441	111,441	—	—
Domestic(a)	308,220	308,220	—	—
International(b)	13,648	13,648	—	—
Mutual funds:
Domestic(a)	302,094	302,094	—	—
International(b)	422,601	422,601	—	—
	1,158,004	1,158,004	—	—
Debt securities:
Corporate(c)	172,762	—	172,762	—
Government	234,232	—	234,232	—
International	6,413	—	6,413	—
Mutual funds:
Domestic(d)	302,635	302,635	—	—
	716,042	302,635	413,407	—
Other:
Diversified mutual fund	83,507	83,507	—	—
Real estate partnerships	26,847	3,616	—	23,231
Private equity / debt	97,124	—	—	97,124
Hedge funds	261,417	108,516	—	152,901
Guaranteed deposit fund	10,498	—	—	10,498
	479,393	195,639	—	283,754
Total(e)	$2,418,702	$1,704,600	$430,348	$283,754

	Fair Value Measurement of Plan Assets At December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market investments	$38,461	$33,870	$4,591	$—
Equity securities:
M&T	148,603	148,603	—	—
Domestic(a)	219,663	219,663	—	—
International(b)	10,476	10,476	—	—
Mutual funds:
Domestic(a)	238,872	238,872	—	—
International(b)	381,433	381,433	—	—
	999,047	999,047	—	—
Debt securities:
Corporate(c)	112,783	—	112,783	—
Government	190,679	—	190,679	—
International	6,648	—	6,648	—
Mutual funds:
Domestic(d)	249,075	249,075	—	—
	559,185	249,075	310,110	—
Other:
Diversified mutual fund	86,980	86,980	—	—
Real estate partnerships	21,905	3,939	—	17,966
Private equity / debt	87,966	—	—	87,966
Hedge funds	231,807	116,029	—	115,778
Guaranteed deposit fund	10,527	—	—	10,527
	439,185	206,948	—	232,237
Total(e)	$2,035,878	$1,488,940	$314,701	$232,237

(a)	This category is mainly comprised of equities of companies primarily within the small-cap, mid-cap and large-cap sectors of the U.S. economy and range across diverse industries.
(b)	This category is comprised of equities in companies primarily within the mid-cap and large-cap sectors of international markets mainly in developed and emerging markets in Europe and the Pacific Rim.
(c)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(d)

Approximately 78% of the mutual funds were invested in investment grade bonds and 22% in high-yielding bonds at December 31, 2020. Approximately 80% of the mutual funds were invested in investment grade bonds and 20% in high-yielding bonds at December 31, 2019.  The holdings within the funds were spread across diverse industries.

(e)	Excludes dividends and interest receivable totaling $2 million at each of December 31, 2020 and 2019.

Pension plan assets included common stock of M&T with a fair value of $111 million (5% of total plan assets) at December 31, 2020 and $149 million (7% of total plan assets) at December 31, 2019. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2020.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2020 were as follows:

	Balance – January 1, 2020	Purchases (Sales)	Total Realized/ Unrealized Gains (Losses)	Balance – December 31, 2020
	(In thousands)
Other
Real estate partnerships	$17,966	$3,581	$1,684	$23,231
Private equity/debt	87,966	7,206	1,952	97,124
Hedge funds	115,778	30,000	7,123	152,901
Guaranteed deposit fund	10,527	—	(29)	10,498
Total	$232,237	$40,787	$10,730	$283,754

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. The Company made a voluntary contribution of $300 million to the qualified defined benefit pension plan in 2020. The Company did not make any contributions to the plan in 2019. The Company is not required to make contributions to the qualified defined benefit plan in 2021, however, subject to the impact of actual events and circumstances that may occur in 2021, the Company may make contributions, but the amount of any such contributions has not been determined. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $10 million in each of 2020 and 2019. Payments made by the Company for postretirement benefits were $6 million in each of 2020 and 2019. Payments for supplemental pension and other postretirement benefits for 2021 are not expected to differ from those made in 2020 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2021	$106,285	$3,238
2022	109,880	3,269
2023	114,938	3,131
2024	119,402	2,974
2025	121,456	2,789
2026 through 2030	645,515	10,656

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The RSP was amended in 2020 to increase the employer matching contribution to 100% from 75% in prior years and also to increase the employee's qualified compensation limits to 5% from 4.5%. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $62 million, $48 million and $43 million in 2020, 2019 and 2018, respectively.

13.    Income taxes

The components of income tax expense were as follows:

	Year Ended December 31
	2020	2019	2018
	(In thousands)
Current
Federal	$267,550	$359,668	$408,428
State and local	98,431	132,696	113,706
Total current	365,981	492,364	522,134
Deferred
Federal	(22,894)	40,769	(12,780)
State and local	(8,397)	16,779	28,637
Total deferred	(31,291)	57,548	15,857
Amortization of investments in qualified affordable housing projects	81,679	68,200	52,169
Total income taxes applicable to pre-tax income	$416,369	$618,112	$590,160

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2020, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $137 million. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were an expense of $2 million in 2020 and $5 million in 2019 and a benefit of $2 million in 2018.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2020	2019	2018
	(In thousands)

Income taxes at statutory federal income tax rate	$371,599	$534,925	$526,730
Increase (decrease) in taxes:
Tax-exempt income	(22,806)	(27,319)	(26,186)
State and local income taxes, net of federal income tax effect	71,127	118,085	112,451
Qualified affordable housing project federal tax credits, net	(14,826)	(15,324)	(12,240)
Other	11,275	7,745	(10,595)
	$416,369	$618,112	$590,160

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2020	2019	2018
	(In thousands)

Losses on loans and other assets	$471,767	$309,523	$322,818
Operating lease liabilities	121,216	128,178	—
Retirement benefits	26,185	55,048	30,057
Postretirement and other employee benefits	28,004	24,023	23,563
Incentive and other compensation plans	18,984	26,861	24,796
Stock-based compensation	29,507	27,912	26,759
Unrealized losses	—	—	52,580
Losses on cash flow hedges	—	—	1,861
Other	66,763	69,863	43,880
Gross deferred tax assets	762,426	641,408	526,314
Right of use assets and other leasing transactions	(285,311)	(326,626)	(186,787)
Unrealized gains	(50,785)	(13,322)	—
Capitalized servicing rights	(50,235)	(56,649)	(54,894)
Depreciation and amortization	(95,684)	(66,925)	(61,881)
Interest on loans	(8,113)	(23,552)	(18,920)
Gains on cash flow hedges	(97,004)	(36,845)	—
Other	(62,581)	(40,472)	(30,211)
Gross deferred tax liabilities	(649,713)	(564,391)	(352,693)
Net deferred tax asset	$112,713	$77,017	$173,621

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 25 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)

Gross unrecognized tax benefits at January 1, 2018	$45,432	$5,651	$51,083
Increases as a result of tax positions taken during 2018	13,426	—	13,426
Increases as a result of tax positions taken in prior years	—	1,969	1,969
Decreases as a result of settlements with taxing authorities	(664)	(289)	(953)
Decreases as a result of tax positions taken in prior years	(1,920)	(702)	(2,622)
Gross unrecognized tax benefits at December 31, 2018	56,274	6,629	62,903
Increases as a result of tax positions taken during 2019	6,996	—	6,996
Increases as a result of tax positions taken in prior years	3,265	3,255	6,520
Decreases as a result of tax positions taken in prior years	(7,566)	(2,685)	(10,251)
Gross unrecognized tax benefits at December 31, 2019	58,969	7,199	66,168
Increases as a result of tax positions taken in prior years	—	2,800	2,800
Decreases as a result of tax positions taken in prior years	(10,107)	(2,384)	(12,491)
Gross unrecognized tax benefits at December 31, 2020	$48,862	$7,615	56,477
Less: Federal, state and local income tax benefits			(11,174)
Net unrecognized tax benefits at December 31, 2020 that, if recognized, would impact the effective income tax rate			$45,303

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2020 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Examinations by the Internal Revenue Service of the Company’s federal income tax returns have been largely concluded through 2019, although under statute the income tax returns from 2017 through 2019 could be adjusted. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2013. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.    Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2020	2019	2018
	(In thousands, except per share)
Income available to common shareholders:
Net income	$1,353,152	$1,929,149	$1,918,080
Less: Preferred stock dividends(a)	(68,228)	(69,441)	(72,521)
Net income available to common equity	1,284,924	1,859,708	1,845,559
Less: Income attributable to unvested stock-based compensation awards	(5,858)	(10,199)	(9,531)
Net income available to common shareholders	$1,279,066	$1,849,509	$1,836,028
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,404	135,169	144,740
Less: Unvested stock-based compensation awards	(766)	(741)	(748)
Weighted-average shares outstanding	128,638	134,428	143,992

Basic earnings per common share	$9.94	$13.76	$12.75

(a)	Including impact of not as yet declared cumulative dividends.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2020	2019	2018
	(In thousands, except per share)

Net income available to common equity	$1,284,924	$1,859,708	$1,845,559
Less: Income attributable to unvested stock-based compensation awards	(5,856)	(10,197)	(9,524)
Net income available to common shareholders	$1,279,068	$1,849,511	$1,836,035
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	129,404	135,169	144,740
Less: Unvested stock-based compensation awards	(766)	(741)	(748)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	66	34	159
Adjusted weighted-average shares outstanding	128,704	134,462	144,151

Diluted earnings per common share	$9.94	$13.75	$12.74

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing common shares of 474,000 in 2020, 238,000 in 2019 and 194,000 in 2018 were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.    Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)
Balance — January 1, 2020	$50,701	$(464,548)	$133,888	$(279,959)		$73,279	$(206,680)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	141,081	—	—	141,081		(36,498)	104,583
Foreign currency translation adjustment	—	—	2,724	2,724		(440)	2,284
Unrealized gains on cash flow hedges	—	—	505,042	505,042		(130,432)	374,610
Current year benefit plans losses	—	(238,218)	—	(238,218)		60,208	(178,010)
Total other comprehensive income (loss) before reclassifications	141,081	(238,218)	507,766	410,629		(107,162)	303,467
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	3,606	—	—	3,606	(a)	(966)	2,640
Gains realized in net income	(2)	—	—	(2)	(b)	1	(1)
Accretion of net gain on terminated cash flow hedges	—	—	(125)	(125)	(c)	34	(91)
Net yield adjustment from cash flow hedges currently in effect	—	—	(271,971)	(271,971)	(a)	70,239	(201,732)
Amortization of prior service credit	—	(4,181)	—	(4,181)	(d)	1,057	(3,124)
Amortization of actuarial losses	—	56,860	—	56,860	(d)	(14,371)	42,489
Total other comprehensive income (loss)	144,685	(185,539)	235,670	194,816		(51,168)	143,648
Balance — December 31, 2020	$195,386	$(650,087)	$369,558	$(85,143)		$22,111	$(63,032)

Balance — January 1, 2019	$(200,107)	$(354,502)	$(14,719)	$(569,328)		$149,247	$(420,081)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	247,411	—	—	247,411		(65,009)	182,402
Foreign currency translation adjustment	—	—	1,381	1,381		(290)	1,091
Unrealized gains on cash flow hedges	—	—	160,373	160,373		(42,163)	118,210
Current year benefit plans losses	—	(126,618)	—	(126,618)		33,287	(93,331)
Total other comprehensive income (loss) before reclassifications	247,411	(126,618)	161,754	282,547		(74,175)	208,372
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	3,394	—	—	3,394	(a)	(892)	2,502
Losses realized in net income	3	—	—	3	(b)	(1)	2
Accretion of net gain on terminated cash flow hedges	—	—	(136)	(136)	(c)	36	(100)
Net yield adjustment from cash flow hedges currently in effect	—	—	(13,011)	(13,011)	(a)	3,421	(9,590)
Amortization of prior service credit	—	(4,173)	—	(4,173)	(d)	1,097	(3,076)
Amortization of actuarial losses	—	20,745	—	20,745	(d)	(5,454)	15,291
Total other comprehensive income (loss)	250,808	(110,046)	148,607	289,369		(75,968)	213,401
Balance — December 31, 2019	$50,701	$(464,548)	$133,888	$(279,959)		$73,279	$(206,680)

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)
Balance — January 1, 2018	$(59,957)	$(413,168)	$(20,165)	$(493,290)		$129,476	$(363,814)
Cumulative effect of change in accounting principle — equity securities (e)	(22,795)	—	—	(22,795)		5,942	(16,853)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(121,589)	—	—	(121,589)		31,946	(89,643)
Foreign currency translation adjustment	—	—	(2,817)	(2,817)		592	(2,225)
Unrealized losses on cash flow hedges	—	—	(4,965)	(4,965)		1,306	(3,659)
Current year benefit plans gains	—	19,871	—	19,871		(5,224)	14,647
Total other comprehensive income (loss) before reclassifications	(121,589)	19,871	(7,782)	(109,500)		28,620	(80,880)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	4,252	—	—	4,252	(a)	(1,118)	3,134
Gains realized in net income	(18)	—	—	(18)	(b)	4	(14)
Accretion of net gain on terminated cash flow hedges	—	—	(111)	(111)	(c)	29	(82)
Net yield adjustment from cash flow hedges currently in effect	—	—	13,339	13,339	(a)	(3,507)	9,832
Amortization of prior service credit	—	(4,172)	—	(4,172)	(d)	1,097	(3,075)
Amortization of actuarial losses	—	42,967	—	42,967	(d)	(11,296)	31,671
Total other comprehensive income (loss)	(117,355)	58,666	5,446	(53,243)		13,829	(39,414)
Balance — December 31, 2018	$(200,107)	$(354,502)	$(14,719)	$(569,328)		$149,247	$(420,081)

(a)    Included in interest income.

(b)    Included in gain (loss) on bank investment securities.

(c)    Included in interest expense.

(d)    Included in other costs of operations.

(e)    Beginning January 1, 2018, equity securities with readily determinable market values are required to be measured at fair value with changes in fair value recognized in the income statement.  Prior to that date, such changes in fair value were reflected in other comprehensive income.

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment Securities	Defined Benefit Plans	Other	Total
	(In thousands)

Balance at January 1, 2018	$(44,150)	$(304,546)	$(15,118)	$(363,814)
Cumulative effect of change in accounting principle — equity securities	(16,853)	—	—	(16,853)
Net gain (loss) during 2018	(86,523)	43,243	3,866	(39,414)
Balance at December 31, 2018	(147,526)	(261,303)	(11,252)	(420,081)
Net gain (loss) during 2019	184,906	(81,116)	109,611	213,401
Balance at December 31, 2019	37,380	(342,419)	98,359	(206,680)
Net gain (loss) during 2020	107,222	(138,645)	175,071	143,648
Balance at December 31, 2020	$144,602	$(481,064)	$273,430	$(63,032)

16.    Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2020	2019	2018
	(In thousands)
Other income:
Credit-related fee income	$70,387	$86,792	$82,614
Other expense:
Professional services	240,047	330,900	312,998
Accrual for Wilmington Trust Corporation legal-related matters			135,000
Amortization of capitalized mortgage servicing rights	84,821	71,888

17.    International activities

The Company engages in limited international activities including certain trust-related services in Europe, collecting Eurodollar deposits, engaging in foreign currency transactions associated with customer activity, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $170 million and $186 million of loans to foreign borrowers at December 31, 2020 and 2019, respectively. Deposits at M&T Bank’s Cayman Islands office were $652 million and $1.68 billion at December 31, 2020 and 2019, respectively. Deposits at M&T Bank’s office in Ontario, Canada were $32 million at December 31, 2020 and $23 million at December 31, 2019. Revenues from providing international trust-related services were approximately $36 million in 2020, $32 million in 2019 and $29 million in 2018.

18.    Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of December 31, 2020.

The net effect of interest rate swap agreements was to increase net interest income by $312 million in 2020, and to decrease net interest income by $2 million in 2019 and $25 million in 2018.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
December 31, 2020
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	3.3	2.86%	0.79%	$651
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	49,400,000	0.9	2.22%	0.15%	425
Total	$51,050,000	1.0			$1,076
December 31, 2019
Fair value hedges:
Fixed rate long-term borrowings (b)	$3,800,000	2.2	2.51%	2.27%	$(567)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	53,750,000	1.4	2.44%	1.73%	(1,195)
Total	$57,550,000	1.5			$(1,762)

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at December 31, 2020 was a reduction of the estimated fair value gains on interest rate swap agreements designated as fair value hedges of $101.5 million and on interest rate swap agreements designated as cash flow hedges of $372.2 million.  The impact of such treatment at December 31, 2019 was a reduction of estimated fair value gains on agreements designated as fair value hedges of $45.1 million and agreements designated as cash flow hedges of $140.7 million.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $32.1 billion of forward-starting interest rate swap agreements that become effective in 2021-2022.
(d)	Includes notional amount and terms of $40.4 billion of forward-starting interest rate swap agreement that become effective in 2020-2022.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2020 mature as follows:

(In thousands)
Year ending December 31:
2021	$27,700,000
2022	16,500,000
2023	6,350,000
2027	500,000
$51,050,000

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $37.8 billion and $48.6 billion at December 31, 2020 and 2019, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $776 million and $1.2 billion at December 31, 2020 and 2019, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$1,968	$232	$892	$1,994
Commitments to sell real estate loans (a)	1,488	1,195	8,458	421
	3,456	1,427	9,350	2,415
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	43,599	11,965	365	1,225
Commitments to sell real estate loans (a)	2,409	3,074	13,868	3,548
Trading:
Interest rate contracts (b)	1,008,913	398,295	105,768	68,103
Foreign exchange and other option and futures contracts (b)	9,608	12,506	11,134	11,800
	1,064,529	425,840	131,135	84,676
Total derivatives	$1,067,985	$427,267	$140,485	$87,091

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities. The impact of variation margin payments at December 31, 2020 and December 31, 2019 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $5.6 million and $43.3 million, respectively, and in a liability position of $806.5 million and $281.3 million, respectively.

	Amount of Gain (Loss) Recognized
	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$57,611	(57,686)	$95,006	(94,742)	$(10,006)	10,969
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$6,344		$24,701		$4,506
Foreign exchange and other option and futures contracts (b)	7,363		8,511		9,416
Total	$13,707		$33,212		$13,922

(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$1,750,048	$3,840,775	$101,326	$43,640

The amount of interest income recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was $272 million and $13 million for 2020 and 2019, respectively. As of December 31, 2020, the unrealized gain recognized in other comprehensive income related to cash flow hedges was $373 million, of which $156 million, $170 million and $47 million relate to interest rate swap agreements maturing in 2021, 2022 and 2023, respectively.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $64 million and $18 million at December 31, 2020 and 2019, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $114 million and $51 million at December 31, 2020 and 2019, respectively. The Company was required to post collateral relating to those positions of $103 million and $50 million at December 31, 2020 and 2019, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on December 31, 2020 was not material.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties, which are subject to enforceable master netting arrangements, was $3 million and $6 million at December 31, 2020 and 2019, respectively. Counterparties posted collateral relating to those positions of $3 million and $5 million at December 31, 2020 and 2019, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $135 million and $84 million at December 31, 2020 and 2019, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company. In conjunction with changes made by the clearinghouse to prepare for reference rate reform, the Company changed the discount rate index used to value interest rate swaps from the Federal Funds Overnight Index swap rate to the Secured Overnight Financial Rate in October 2020. The change did not have a material impact on the Company's consolidated financial statements.

19.    Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities that are then retained by the Company. The amounts of those securitizations in 2020, 2019 and 2018 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 8, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of December 31, 2020 and 2019, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 8.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $2.3 billion at December 31, 2020 and $1.5 billion at December 31, 2019. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $861 million, including $406 million of unfunded commitments, at December 31, 2020 and $748 million, including $414 million of unfunded commitments, at December 31, 2019. Contingent commitments to provide additional capital contributions to these partnerships were not material at December 31, 2020. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of December 31, 2020 was $1.2 billion, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

20.    Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2020.

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

The following tables present assets and liabilities at December 31, 2020 and 2019 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2020
Trading account assets	$1,068,581	$50,060	$1,018,521	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,338	—	9,338	—
Mortgage-backed securities:
Government issued or guaranteed	4,683,438	—	4,683,438	—
Privately issued	16	—	—	16
Other debt securities	129,814	—	129,814	—
	4,822,606	—	4,822,590	16
Equity securities	92,985	63,129	29,856	—
Real estate loans held for sale	1,054,676	—	1,054,676	—
Other assets (a)	49,464	—	5,865	43,599
Total assets	$7,088,312	$113,189	$6,931,508	$43,615
Trading account liabilities	$116,902	$—	$116,902	$—
Other liabilities (a)	23,583	—	23,218	365
Total liabilities	$140,485	$—	$140,120	$365

December 31, 2019
Trading account assets	$470,129	$49,040	$421,089	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,767	—	9,767	—
Obligations of states and political subdivisions	775	—	775	—
Mortgage-backed securities:
Government issued or guaranteed	6,180,940	—	6,180,940	—
Privately issued	16	—	—	16
Other debt securities	127,278	—	127,278	—
	6,318,776	—	6,318,760	16
Equity securities	140,041	100,637	39,404	—
Real estate loans held for sale	442,079	—	442,079	—
Other assets (a)	16,466	—	4,501	11,965
Total assets	$7,387,491	$149,677	$7,225,833	$11,981
Trading account liabilities	$79,903	$—	$79,903	$—
Other liabilities (a)	7,188	—	5,963	1,225
Total liabilities	$87,091	$—	$85,866	$1,225

(a)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the years ended December 31, 2020, 2019 and 2018 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)
2020
Balance — January 1, 2020	$16	$10,740
Total gains realized/unrealized:
Included in earnings	—	194,469	(a)
Transfers out of Level 3	—	(161,975)	(b)
Balance — December 31, 2020	$16	$43,234
Changes in unrealized gains included in earnings related to assets still held at December 31, 2020	$—	$42,597	(a)

2019
Balance — January 1, 2019	$22	$7,712
Total gains realized/unrealized:
Included in earnings	—	129,398	(a)
Settlements	(6)	—
Transfers out of Level 3	—	(126,370)	(b)
Balance — December 31, 2019	$16	$10,740
Changes in unrealized gains included in earnings related to assets still held at December 31, 2019	$—	$11,146	(a)

2018
Balance — January 1, 2018	$28	$8,303
Total gains realized/unrealized:
Included in earnings	—	58,740	(a)
Settlements	(6)	—
Transfers out of Level 3	—	(59,331)	(b)
Balance — December 31, 2018	$22	$7,712
Changes in unrealized gains included in earnings related to assets still held at December 31, 2018	$—	$7,386	(a)

(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 15% to 90% with a weighted-average of 38% at December 31, 2020. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related non-recurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans, which at December 31, 2020 was 50%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $652  million at December 31, 2020, ($339 million and $313 million of which were classified as Level 2 and Level 3, respectively), $305 million at December 31, 2019 ($115 million and $190 million of which were classified as Level 2 and Level 3, respectively), and $268 million at December 31, 2018 ($120 million and $148 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized during the years ended December 31, 2020, 2019 and 2018 for partial charge-offs of loans and loan impairment reserves on loans held by the Company at the end of each of those years were decreases of $222 million, $110 million and $83 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $22 million and $21 million at December 31, 2020 and December 31, 2019, respectively. Changes in fair value recognized during the years ended December 31, 2020, 2019 and 2018 for foreclosed assets held by the Company at the end of each of those years were not material.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $159 million and $188 million at December 31, 2020 and December 31, 2019, respectively, required a valuation allowance of $30 million and $7 million, respectively. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 16.01% and 18.50% at December 31, 2020 and December 31, 2019, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. Changes recognized for impairment of capitalized servicing rights were $23 million and $7 million during the years ended December 31, 2020 and 2019, respectively.

Significant unobservable inputs to level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2020 and 2019:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
December 31, 2020
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	43,234	Discounted cash flow	Commitment expirations	0% - 98% (16%)

December 31, 2019
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	10,740	Discounted cash flow	Commitment expirations	0% - 99% (13%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following tables:

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,552,743	1,552,743	1,497,457	55,286	—
Interest-bearing deposits at banks	23,663,810	23,663,810	—	23,663,810	—
Trading account assets	1,068,581	1,068,581	50,060	1,018,521	—
Investment securities	7,045,697	7,138,989	63,129	7,005,571	70,289
Loans and leases:
Commercial loans and leases	27,574,564	27,220,699	—	—	27,220,699
Commercial real estate loans	37,637,889	36,816,580	—	277,911	36,538,669
Residential real estate loans	16,752,993	17,089,141	—	4,135,655	12,953,486
Consumer loans	16,570,421	16,554,050	—	—	16,554,050
Allowance for credit losses	(1,736,387)	—	—	—	—
Loans and leases, net	96,799,480	97,680,470	—	4,413,566	93,266,904
Accrued interest receivable	419,936	419,936	—	419,936	—
Financial liabilities:
Noninterest-bearing deposits	$(47,572,884)	(47,572,884)	—	(47,572,884)	—
Savings and interest-checking deposits	(67,680,840)	(67,680,840)	—	(67,680,840)	—
Time deposits	(3,899,910)	(3,919,367)	—	(3,919,367)	—
Deposits at Cayman Islands office	(652,104)	(652,104)	—	(652,104)	—
Short-term borrowings	(59,482)	(59,482)	—	(59,482)	—
Long-term borrowings	(4,382,193)	(4,490,433)	—	(4,490,433)	—
Accrued interest payable	(59,916)	(59,916)	—	(59,916)	—
Trading account liabilities	(116,902)	(116,902)	—	(116,902)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$43,234	43,234	—	—	43,234
Commitments to sell real estate loans	(18,429)	(18,429)	—	(18,429)	—
Other credit-related commitments	(133,354)	(133,354)	—	—	(133,354)
Interest rate swap agreements used for interest rate risk management	1,076	1,076	—	1,076	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,432,805	1,432,805	1,394,984	37,821	—
Interest-bearing deposits at banks	7,190,154	7,190,154	—	7,190,154	—
Federal funds sold	3,500	3,500	—	3,500	—
Trading account assets	470,129	470,129	49,040	421,089	—
Investment securities	9,497,251	9,539,540	100,637	9,351,793	87,110
Loans and leases:
Commercial loans and leases	23,838,168	23,510,908	—	—	23,510,908
Commercial real estate loans	35,541,914	35,517,180	—	28,338	35,488,842
Residential real estate loans	16,156,094	16,227,274	—	3,990,848	12,236,426
Consumer loans	15,386,693	15,413,262	—	—	15,413,262
Allowance for credit losses	(1,051,071)	—	—	—	—
Loans and leases, net	89,871,798	90,668,624	—	4,019,186	86,649,438
Accrued interest receivable	333,142	333,142	—	333,142	—
Financial liabilities:
Noninterest-bearing deposits	$(32,396,407)	(32,396,407)	—	(32,396,407)	—
Savings and interest-checking deposits	(54,932,162)	(54,932,162)	—	(54,932,162)	—
Time deposits	(5,757,456)	(5,829,347)	—	(5,829,347)	—
Deposits at Cayman Islands office	(1,684,044)	(1,684,044)	—	(1,684,044)	—
Short-term borrowings	(62,363)	(62,363)	—	(62,363)	—
Long-term borrowings	(6,986,186)	(7,063,165)	—	(7,063,165)	—
Accrued interest payable	(105,374)	(105,374)	—	(105,374)	—
Trading account liabilities	(79,903)	(79,903)	—	(79,903)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$10,740	10,740	—	—	10,740
Commitments to sell real estate loans	300	300	—	300	—
Other credit-related commitments	(136,470)	(136,470)	—	—	(136,470)
Interest rate swap agreements used for interest rate risk management	(1,762)	(1,762)	—	(1,762)	—

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

	December 31,	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,563,854	$5,442,160
Commercial real estate loans to be sold	363,735	164,076
Other commercial real estate	7,237,367	9,029,608
Residential real estate loans to be sold	1,026,118	423,056
Other residential real estate	665,259	448,375
Commercial and other	19,427,886	16,170,731
Standby letters of credit	2,241,417	2,441,432
Commercial letters of credit	27,332	41,059
Financial guarantees and indemnification contracts	4,220,531	4,108,572
Commitments to sell real estate loans	2,108,823	906,037

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $10.4 billion and $9.1 billion at December 31, 2020 and 2019, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.0 billion and $3.9 billion at December 31, 2020 and 2019, respectively.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2020, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million at December 31, 2020. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

	For the Years Ended December 31, 2020, 2019 and 2018
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net interest income(a)	$462,614	$451,307	$434,579	$864,149	$828,888	$821,812	$673,894	$692,526	$665,220	$486,831	$209,807	$228,051
Noninterest income	103,837	113,855	111,600	276,791	289,558	288,908	208,367	214,970	183,955	(1,735)	26,919	(9,690)
	566,451	565,162	546,179	1,140,940	1,118,446	1,110,720	882,261	907,496	849,175	485,096	236,726	218,361
Provision for credit losses	25,928	16,501	10,916	73,099	25,580	8,976	107,210	1,537	3,159	1,508	3,608	6,683
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	1,060	1,060	1,060	—	—	—
Depreciation and other amortization	1,482	2,066	382	2,421	2,353	496	28,187	26,963	25,852	285	279	187
Other noninterest expense	322,868	317,482	305,340	375,769	382,214	364,102	256,428	239,333	217,387	54,339	52,885	65,393
Income (loss) before taxes	216,173	229,113	229,541	689,651	708,299	737,146	489,376	638,603	601,717	428,964	179,954	146,098
Income tax expense (benefit)	56,953	60,617	61,279	181,179	187,835	198,229	107,548	152,977	148,807	101,673	36,342	29,872
Net income (loss)	$159,220	$168,496	$168,262	$508,472	$520,464	$538,917	$381,828	$485,626	$452,910	$327,291	$143,612	$116,226
Average total assets (in millions)	$8,152	$5,793	$5,631	$30,338	$28,142	$26,626	$25,792	$23,921	$22,885	$27,726	$29,081	$32,123
Capital expenditures (in millions)	$—	$1	$—	$—	$2	$—	$—	$—	$—	$—	$—	$1

	For the Years Ended December 31, 2020, 2019 and 2018
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net interest income(a)	$52,712	$20,008	$13,933	$1,204,309	$1,389,788	$1,351,165	$121,808	$537,940	$557,542	$3,866,317	$4,130,264	$4,072,302
Noninterest income	515,549	393,372	305,560	260,163	327,562	324,228	725,472	695,443	651,439	2,088,444	2,061,679	1,856,000
	568,261	413,380	319,493	1,464,472	1,717,350	1,675,393	847,280	1,233,383	1,208,981	5,954,761	6,191,943	5,928,302
Provision for credit losses	1,785	382	(2,178)	108,268	122,135	112,572	482,202	6,257	(8,128)	800,000	176,000	132,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	13,809	18,430	23,462	14,869	19,490	24,522
Depreciation and other amortization	60,129	48,248	24,288	95,936	93,312	35,274	116,979	108,604	68,004	305,419	281,825	154,483
Other noninterest expense	332,028	273,067	241,624	764,262	784,718	789,783	959,258	1,117,668	1,125,428	3,064,952	3,167,367	3,109,057
Income (loss) before taxes	174,319	91,683	55,759	496,006	717,185	737,764	(724,968)	(17,576)	215	1,769,521	2,547,261	2,508,240
Income tax expense (benefit)	40,667	19,355	10,272	130,745	189,611	196,467	(202,396)	(28,625)	(54,766)	416,369	618,112	590,160
Net income (loss)	$133,652	$72,328	$45,487	$365,261	$527,574	$541,297	$(522,572)	$11,049	$54,981	$1,353,152	$1,929,149	$1,918,080
Average total assets (in millions)	$4,038	$2,611	$2,161	$16,438	$15,083	$13,656	$22,996	$14,953	$13,877	$135,480	$119,584	$116,959
Capital expenditures (in millions)	$—	$1	$1	$34	$76	$31	$138	$98	$65	$172	$178	$98

(a)

Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $17,288,000 in 2020, $22,863,000 in 2019 and $21,897,000 in 2018 and is eliminated in “All Other” net interest income and income tax expense (benefit).

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

	Year Ended December 31
	2020	2019	2018
	(In thousands)

Revenues	$(47,604)	$(48,559)	$(41,285)
Expenses	(14,038)	(18,218)	(24,660)
Income taxes	(8,824)	(7,976)	(4,371)
Net income	(24,742)	(22,365)	(12,254)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

23.    Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2020, approximately $1.3 billion was available for payment of dividends to M&T from banking subsidiaries. M&T may pay dividends and repurchase stock only in accordance with a capital plan that the Federal Reserve Board has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

The bank subsidiaries were previously required to maintain reserves against certain deposit liabilities. Effective March 26, 2020, the federal banking agencies eliminated reserve requirements for depository institutions to support lending to households and businesses. During the maintenance period that included December 31, 2019, cash and due from banks and interest-earning deposits at banks included a daily average of $666 million for such purpose.

M&T and its subsidiary banks are required to comply with applicable capital adequacy regulations established by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Pursuant to the rules in effect as of December 31, 2020, the required minimum and well capitalized capital ratios are as follows:

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

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2020 and 2019 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2020:
Common equity Tier 1 capital
Amount	$10,623,368	$11,550,462	$630,574
Ratio(a)	10.00%	10.90%	46.57%
Tier 1 capital
Amount	11,873,317	11,550,462	630,574
Ratio(a)	11.17%	10.90%	46.57%
Total capital
Amount	14,207,937	13,373,416	632,506
Ratio(a)	13.37%	12.62%	46.72%
Leverage
Amount	11,873,317	11,550,462	630,574
Ratio(b)	8.48%	8.27%	10.73%
December 31, 2019:
Common equity Tier 1 capital
Amount	$10,053,887	$10,649,953	$606,538
Ratio(a)	9.73%	10.34%	56.35%
Tier 1 capital
Amount	11,303,836	10,649,953	606,538
Ratio(a)	10.94%	10.34%	56.35%
Total capital
Amount	13,480,612	12,342,834	608,130
Ratio(a)	13.05%	11.99%	56.50%
Leverage
Amount	11,303,836	10,649,953	606,538
Ratio(b)	9.59%	9.08%	13.12%

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	The ratio of capital to average assets, as defined by regulation.

24.    Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. That investment had no remaining carrying value at December 31, 2020 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations. That income totaled $53 million in 2020, $37 million in 2019 and $24 million in 2018.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty financial company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.9 billion and $2.2 billion at December 31, 2020 and 2019, respectively. Revenues from those servicing rights were $10 million, $12 million and $14 million during 2020, 2019 and 2018, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $68.1 billion and $62.8 billion at December 31, 2020 and 2019, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $129 million, $125 million and $114 million in 2020, 2019 and 2018, respectively. In addition, the Company held $77 million and $93 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2020 and 2019, respectively, that were securitized by Bayview Financial.  At December 31, 2020, the Company held $210 million of Bayview Financial’s $1.2 billion syndicated loan facility. During the second quarter of 2020 the Company extended two $100 million secured loan facilities to certain funds managed by Bayview Financial.  One of the two loans was still outstanding as of December 31, 2020 with a remaining balance of $60 million. In early 2021 the Company purchased $965 million of delinquent FHA guaranteed mortgage loans, including past due accrued interest, from Bayview Financial for $1.0 billion. The servicing rights for such loans were retained by Bayview Financial, but the Company continues to sub-service the loans.

25.    Parent company financial statements

Condensed Balance Sheet

	December 31
	2020	2019
	(In thousands)
Assets
Cash in subsidiary bank	$100,593	$83,531
Due from consolidated bank subsidiaries
Money-market savings	699,476	876,819
Current income tax receivable	—	1,261
Total due from consolidated bank subsidiaries	699,476	878,080
Investments in consolidated subsidiaries
Banks	16,554,287	15,732,008
Other	125,988	301,765
Investments in trust preferred entities (note 19)	22,846	23,022
Other assets	92,170	67,732
Total assets	$17,595,360	$17,086,138
Liabilities
Accrued expenses and other liabilities	$96,664	$74,235
Long-term borrowings	1,311,413	1,295,254
Total liabilities	1,408,077	1,369,489
Shareholders’ equity	16,187,283	15,716,649
Total liabilities and shareholders’ equity	$17,595,360	$17,086,138

Condensed Statement of Income

	Year Ended December 31
	2020	2019	2018
	(In thousands, except per share)
Income
Dividends from consolidated subsidiaries	$708,500	$2,025,000	$1,250,000
Income from Bayview Lending Group LLC	52,940	36,740	23,500
Other income	5,110	7,216	2,417
Total income	766,550	2,068,956	1,275,917
Expense
Interest on long-term borrowings	31,924	51,938	36,354
Other expense	33,704	25,236	23,894
Total expense	65,628	77,174	60,248
Income before income taxes and equity in undistributed income of subsidiaries	700,922	1,991,782	1,215,669
Income tax credits	1,984	8,313	8,446
Income before equity in undistributed income of subsidiaries	702,906	2,000,095	1,224,115
Equity in undistributed income of subsidiaries
Net income of subsidiaries	1,358,746	1,954,054	1,943,965
Less: dividends received	(708,500)	(2,025,000)	(1,250,000)
Equity in undistributed income of subsidiaries	650,246	(70,946)	693,965
Net income	$1,353,152	$1,929,149	$1,918,080
Net income per common share
Basic	$9.94	$13.76	$12.75
Diluted	9.94	13.75	12.74

Condensed Statement of Cash Flows

	Year Ended December 31
	2020	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$1,353,152	$1,929,149	$1,918,080
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(650,246)	70,946	(693,965)
Provision for deferred income taxes	1,079	5,263	4,949
Net change in accrued income and expense	(24,206)	(34,525)	(8,242)
Net cash provided by operating activities	679,779	1,970,833	1,220,822
Cash flows from investing activities
Proceeds from sales or maturities of investment securities	—	100	—
Other, net	176,050	51,235	29,933
Net cash provided by investing activities	176,050	51,335	29,933
Cash flows from financing activities
Purchases of treasury stock	(373,750)	(1,349,785)	(2,194,396)
Dividends paid — common	(568,112)	(552,138)	(510,382)
Dividends paid — preferred	(68,256)	(67,454)	(72,521)
Proceeds from long-term borrowings	—	—	748,595
Redemption of Series A and Series C preferred stock	—	(381,500)	—
Proceeds from issuance of Series G preferred stock	—	396,000	—
Other, net	(5,992)	(4,431)	45,913
Net cash used by financing activities	(1,016,110)	(1,959,308)	(1,982,791)
Net increase (decrease) in cash and cash equivalents	(160,281)	62,860	(732,036)
Cash and cash equivalents at beginning of year	960,350	897,490	1,629,526
Cash and cash equivalents at end of year	$800,069	$960,350	$897,490
Supplemental disclosure of cash flow information
Interest received during the year	$1,493	$1,752	$2,219
Interest paid during the year	30,913	49,451	17,482
Income taxes received during the year	11,528	6,251	6,362

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
Standards Adopted in 2020
Measurement of Credit Losses on Financial Instruments

The amended guidance replaced the incurred loss model for determining the allowance for credit losses. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected.  The allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) are estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The initial allowance for these assets is added to the purchase price at acquisition rather than being reported as an expense.  Subsequent changes in the allowance are recorded in the income statement as an adjustment the to the provision for credit losses.  In addition, the amended guidance requires credit losses relating to debt securities to be recorded through an allowance for credit losses.

January 1, 2020

The Company adopted the guidance on January 1, 2020.  The Company’s approach for estimating current expected credit losses for loans includes utilizing macro-economic assumptions to project losses over a reasonable and supportable forecast period.  Subsequent to the forecast period, the Company reverts to longer term historical loss experience to estimate expected credit losses over the remaining contractual life.

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

The effect on the allowance for credit losses at the adoption date was primarily attributable to increases in reserves for residential mortgage loans and consumer loans, which generally have longer estimated lives as compared with commercial and commercial real estate loans. The adoption did not have a material effect on the allowance for credit losses for debt securities.

Simplifying the Test for Goodwill Impairment	The amended guidance eliminates step 2 from the goodwill impairment test.	January 1, 2020

The Company adopted the amended guidance effective January 1, 2020 using a prospective transition method and will incorporate the guidance as necessary when circumstances arise for the guidance to be utilized. The Company does not expect the guidance will have a material impact on its consolidated financial statements, unless at some point in the future one of its reporting units were to fail step 1 of the goodwill impairment test. None of the Company’s reporting units failed step 1 of the goodwill impairment test in 2020.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2020
Changes to the Disclosure Requirements for Fair Value Measurements

The amendments remove, modify, and add certain disclosure requirements related to fair value measurements.  The disclosure requirements removed relating to public companies are (1) the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation process for Level 3 fair value measurements.  The disclosure requirements modified relating to public companies are (1) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s asset and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly, and (2) the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as a result of the use of unobservable inputs.  The disclosure requirements added relating to public companies are (1) to disclose the changes in unrealized gains and losses for the period for recurring Level 3 fair value measurements, and (2) to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

January 1, 2020

The Company adopted the amended disclosure effective January 1, 2020.  Such disclosures relate to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty.  The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amended guidance requires a hosting arrangement that is a service contract to follow the guidance in the internal-use software guidance to determine which implementation costs to capitalize and which costs to expense.

January 1, 2020

The Company adopted the amended guidance effective January 1, 2020 using a prospective transition method. The impact of the guidance on the Company’s consolidated financial statements is dependent on the nature and amount of actual expenditures but was not material for the year ended December 31, 2020.

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
Standards Adopted in 2020
Reference Rate Reform

The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2)  provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. This one-time election may be made at any time after March 12, 2020, but not later than December 31, 2022.

Beginning March 12, 2020 Adopted October 1, 2020

The Company adopted the amended guidance on October 1, 2020 using a prospective transition method for the amendments. The Company applied certain optional expedients associated with the change in the discount rate index used to value interest rate swaps from the Federal Funds Overnight Index Swap rate to the Secured Overnight Financing Rate that occurred in  October 2020, the effects of which were  not material to the Company’s consolidated financial statements.  The impact related to optional expedients that are anticipated to be implemented prospectively is dependent on how reference rate reform ultimately impacts values of financial instruments in transitioning from a discontinued reference rate to a replacement reference rate and how well the optional expedients mitigate any potential differences.   The Company has not yet determined if it will make a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform.

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

		January 1, 2020 Adopted December 31, 2020	The Company has amended its disclosures related to its defined benefit plans at December 31, 2020 to comply with the amended guidance.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of December 31, 2020
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

January 1, 2021 Early adoption permitted

The Company adopted the amended guidance effective January 1, 2021 using a prospective transition method. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of December 31, 2020
Simplifying the Accounting for Income Taxes

The amendments remove the following exceptions for accounting for income taxes:

1. Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income).

2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment.

3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary.

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

January 1, 2021 Early adoption permitted

The Company adopted the amended guidance effective January 1, 2021. The amendments requiring retrospective or modified retrospective application related to separate financial statements of legal entities that are not subject to tax, changes in ownership of foreign equity method investments or foreign subsidiaries, and franchise taxes that are partially based on income had no material impact to the Company’s consolidated financial statements at adoption. All other amendments should be applied on a prospective basis and are not expected to have a material effect on the Company’s consolidated financial statements.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of December 31, 2020
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

3. Require instruments that are required to be classified as an asset or liability to be measured subsequently at fair value, with changes reported in earnings and disclosed in the financial statements. 4. Clarify that the scope of the disclosure requirements in the Contracts in an Entity’s Own Equity section of the Derivatives guidance applies only to freestanding instruments.

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

27.    Subsequent event

On February 22, 2021, M&T announced that it had entered into a definitive agreement with People’s United Financial, Inc. (“People’s United”), headquartered in Bridgeport, Connecticut, under which M&T will acquire People’s United in an all-stock transaction with a total market value of approximately $7.6 billion. Under the terms of the merger agreement, People’s United shareholders will receive 0.118 of a share of M&T common stock for each People’s United share they own. In addition, at the effective time of the merger, each outstanding share of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A, of People’s United will be converted into a right to receive a share of newly created series of M&T preferred stock.

The merger has been unanimously approved by the boards of directors of each company. The merger is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of M&T and People’s United.

In a press release dated January 21, 2021, People’s United preliminarily reported total assets of approximately $63 billion, including loans of $44 billion, and deposits of $52 billion.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2020.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required to be furnished pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in M&T’s Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A on or about March 8, 2021 (the “2021 Proxy Statement”).  The information concerning M&T’s directors will appear under the caption “NOMINEES FOR DIRECTOR” in the 2021 Proxy Statement. The information concerning M&T’s Code of Ethics for CEO and Senior Financial Officers will appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2021 Proxy Statement.  The information regarding M&T’s Audit Committee will appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION.” The information concerning compliance with Section 16(a) of the Exchange Act will appear under the caption “STOCK OWNERSHIP INFORMATION.” Such information is incorporated herein by reference.

The information concerning M&T’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to Items 402 and 407 of Regulation S-K will appear under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE REPORT” in the 2021 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to Item 403 of Regulation S-K will appear under the caption “STOCK OWNERSHIP INFORMATION” in the 2021 Proxy Statement.  Such information is incorporated herein by reference.

The information required to be furnished pursuant to Item 201(d) concerning equity compensation plans is presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to Items 404 and 407 of Regulation S-K will appear under the caption “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2021 Proxy Statement.  Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required to be furnished by Item 9 of Schedule 14A will appear under the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION FOR THE YEAR ENDING DECEMBER 31, 2021” in the 2021 Proxy Statement.  Such information is incorporated herein by reference.

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
3.3

Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation with respect to Perpetual 6.875% Non-Cumulative Preferred Stock, Series D, dated May 26, 2011. Incorporated by reference to Exhibit 3.1 of M&T Bank Corporation’s Form 8-K dated May 31, 2011 (File No. 1-9861).

3.4

Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, dated April 19, 2013. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated April 22, 2013 (File No. 1-9861).

3.5

Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation with respect to Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, dated February 11, 2014. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated February 11, 2014 (File No. 1-9861).

3.6

Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation with respect to Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, dated October 27, 2016. Incorporated by reference to Exhibit 3.1 of M&T Bank Corporation’s Form 8-K dated October 28, 2016 (File No. 1-9861).

3.7

Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation with respect to Perpetual 5.0% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series G, dated July 29, 2019.  Incorporated by reference to Exhibit 3.1 of M&T Bank Corporation’s Form 8-K dated July 30, 2019 (File No. 1-9861).

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
10.20

M&T Bank Corporation Form of Performance Share Unit Award Agreement.  Incorporated by reference to Exhibit 10.1 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2019 (File No. 1-9861).*

10.21

M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.1 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2020 (File No. 1-9861).*

10.22

Amendment No. 3 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.2 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2020 (File No. 1-9861).*

10.23	M&T Bank Corporation Leadership Retirement Savings Plan. Incorporated by reference to Exhibit 10.3 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2020 (File No. 1-9861).*
10.24	M&T Bank Corporation Form of Performance-Hurdled Restricted Stock Unit Award Agreement. Filed herewith.*
10.25	M&T Bank Corporation Form of Stock Option Agreement. Filed herewith.*
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

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.
101.DEF	Inline XBRL Taxonomy Definition Linkbase. Filed herewith.
104	The cover page from M&T Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

*Management contract or compensatory plan or arrangement.

(c) Additional financial statement schedules. None.

Item 16.	Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2021.

M&T BANK CORPORATION

By:	/S/ René F. Jones
René F. Jones Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/S/ René F. Jones René F. Jones	Chairman of the Board and Chief Executive Officer	February 22, 2021
Principal Financial Officer:

/S/ Darren J. King Darren J. King	Executive Vice President and Chief Financial Officer	February 22, 2021
Principal Accounting Officer:

/S/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 22, 2021
A majority of the board of directors:

/S/ C. Angela Bontempo C. Angela Bontempo		February 22, 2021

/s/ Robert T. Brady Robert T. Brady		February 22, 2021

/s/ Calvin G. Butler, Jr. Calvin G. Butler, Jr.		February 22, 2021

/S/ T. Jefferson Cunningham III T. Jefferson Cunningham III		February 22, 2021

/s/ Gary N. Geisel Gary N. Geisel		February 22, 2021

/S/ Leslie V. Godridge Leslie V. Godridge	February 22, 2021

/S/ Richard S. Gold Richard S. Gold	February 22, 2021

/S/ Richard A. Grossi Richard A. Grossi	February 22, 2021

/S/ John D. Hawke, Jr. John D. Hawke, Jr.	February 22, 2021

/S/ René F. Jones René F. Jones	February 22, 2021

/S/ Richard H. Ledgett, Jr. Richard H. Ledgett, Jr.	February 22, 2021

/S/ Newton P. S. Merrill Newton P. S. Merrill	February 22, 2021

/S/ Kevin J. Pearson Kevin J. Pearson	February 22, 2021

/S/ Melinda R. Rich Melinda R. Rich	February 22, 2021

/S/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 22, 2021

/S/ Denis J. Salamone Denis J. Salamone	February 22, 2021

/S/ John R. Scannell John R. Scannell	February 22, 2021

/S/ David S. Scharfstein David S. Scharfstein	February 22, 2021
/S/ Rudina Seseri Rudina Seseri	February 22, 2021

/S/ Herbert L. Washington Herbert L. Washington	February 22, 2021