Form 10-Q
period 2021-03-31
M&T BANK CORP
filed 2021-05-06
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2021: 128,653,702 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share)	2021	2020
Assets
Cash and due from banks	$1,258,989	$1,552,743
Interest-bearing deposits at banks	31,407,227	23,663,810
Federal funds sold	1,000	—
Trading account	687,359	1,068,581
Investment securities (includes pledged securities that can be sold or repledged of $89,522 at March 31, 2021; $105,136 at December 31, 2020)
Available for sale (cost: $4,194,886 at March 31, 2021; $4,621,027 at December 31, 2020	4,364,437	4,822,606
Held to maturity (fair value: $1,850,210 at March 31, 2021; $1,842,281 at December 31, 2020)	1,778,135	1,748,989
Equity and other securities (cost: $455,286 at March 31, 2021; $449,008 at December 31, 2020)	468,095	474,102
Total investment securities	6,610,667	7,045,697
Loans and leases	99,691,141	98,875,788
Unearned discount	(392,061)	(339,921)
Loans and leases, net of unearned discount	99,299,080	98,535,867
Allowance for credit losses	(1,636,206)	(1,736,387)
Loans and leases, net	97,662,874	96,799,480
Premises and equipment	1,148,941	1,161,558
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	11,427	14,165
Accrued interest and other assets	7,099,464	6,701,959
Total assets	$150,481,060	$142,601,105
Liabilities
Noninterest-bearing deposits	$53,641,419	$47,572,884
Savings and interest-checking deposits	70,679,036	67,680,840
Time deposits	3,514,219	3,899,910
Deposits at Cayman Islands office	641,691	652,104
Total deposits	128,476,365	119,805,738
Short-term borrowings	58,957	59,482
Accrued interest and other liabilities	2,000,727	2,166,409
Long-term borrowings	3,498,503	4,382,193
Total liabilities	134,034,552	126,413,822
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at March 31, 2021 and December 31, 2020; Liquidation preference of $10,000 per share: 90,000 shares at March 31, 2021 and December 31, 2020	1,250,000	1,250,000
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at March 31, 2021 and December 31, 2020	79,871	79,871
Common stock issuable, 15,492 shares at March 31, 2021; 18,113 shares at December 31, 2020	1,165	1,344
Additional paid-in capital	6,611,150	6,617,404
Retained earnings	13,731,893	13,444,428
Accumulated other comprehensive income (loss), net	(138,478)	(63,032)
Treasury stock — common, at cost — 31,098,951 shares at March 31, 2021; 31,426,742 shares at December 31, 2020	(5,089,093)	(5,142,732)
Total shareholders’ equity	16,446,508	16,187,283
Total liabilities and shareholders’ equity	$150,481,060	$142,601,105

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31
(In thousands, except per share)	2021	2020
Interest income
Loans and leases, including fees	$972,582	$1,046,821
Investment securities
Fully taxable	37,071	50,110
Exempt from federal taxes	55	75
Deposits at banks	6,874	18,966
Other	380	4,447
Total interest income	1,016,962	1,120,419
Interest expense
Savings and interest-checking deposits	11,504	78,002
Time deposits	7,010	21,872
Deposits at Cayman Islands office	185	3,419
Short-term borrowings	2	23
Long-term borrowings	16,866	40,298
Total interest expense	35,567	143,614
Net interest income	981,395	976,805
Provision for credit losses	(25,000)	250,000
Net interest income after provision for credit losses	1,006,395	726,805
Other income
Mortgage banking revenues	138,754	127,909
Service charges on deposit accounts	92,777	106,161
Trust income	156,022	148,751
Brokerage services income	13,113	13,129
Trading account and foreign exchange gains	6,284	21,016
Loss on bank investment securities	(12,282)	(20,782)
Other revenues from operations	110,930	133,176
Total other income	505,598	529,360
Other expense
Salaries and employee benefits	541,078	536,843
Equipment and net occupancy	82,471	79,640
Outside data processing and software	65,751	64,410
FDIC assessments	14,188	12,271
Advertising and marketing	14,628	22,375
Printing, postage and supplies	9,317	10,852
Amortization of core deposit and other intangible assets	2,738	3,913
Other costs of operations	189,273	176,112
Total other expense	919,444	906,416
Income before taxes	592,549	349,749
Income taxes	145,300	80,927
Net income	$447,249	$268,822
Net income available to common shareholders
Basic	$428,091	$250,701
Diluted	428,093	250,701
Net income per common share
Basic	$3.33	$1.93
Diluted	3.33	1.93
Average common shares outstanding
Basic	128,537	129,696
Diluted	128,669	129,755

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
(In thousands)	2021	2020

Net income	$447,249	$268,822
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(22,406)	97,448
Cash flow hedges adjustments	(66,777)	312,720
Foreign currency translation adjustments	548	(2,943)
Defined benefit plans liability adjustments	13,189	9,288
Total other comprehensive income (loss)	(75,446)	416,513
Total comprehensive income	$371,803	$685,335

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$447,249	$268,822
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(25,000)	250,000
Depreciation and amortization of premises and equipment	57,116	54,756
Amortization of capitalized servicing rights	19,951	18,991
Amortization of core deposit and other intangible assets	2,738	3,913
Provision for deferred income taxes	39,329	(36,243)
Asset write-downs	1,217	2,990
Net gain on sales of assets	(2,106)	(3,933)
Net change in accrued interest receivable, payable	(36,893)	(13,863)
Net change in other accrued income and expense	(27,301)	(73,363)
Net change in loans originated for sale	158,878	(158,193)
Net change in trading account assets and liabilities	359,559	(708,319)
Net cash provided (used) by operating activities	994,737	(394,442)
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	2,526	2,536
Proceeds from maturities of investment securities
Available for sale	422,171	303,994
Held to maturity	171,644	359,615
Purchases of investment securities
Available for sale	(1,002)	(2,951)
Held to maturity	(201,234)	(5,996)
Equity and other securities	(8,801)	(17,728)
Net increase in loans and leases	(988,654)	(3,105,967)
Net increase in interest-bearing deposits at banks	(7,743,417)	(1,706,153)
Capital expenditures, net	(31,016)	(51,547)
Net increase in loan servicing advances	(374,614)	(48,866)
Other, net	(179,350)	420,700
Net cash used by investing activities	(8,931,747)	(3,852,363)
Cash flows from financing activities
Net increase in deposits	8,670,627	5,413,829
Net decrease in short-term borrowings	(525)	(3,183)
Payments on long-term borrowings	(852,945)	(753,123)
Purchases of treasury stock	—	(373,750)
Dividends paid — common	(142,044)	(143,170)
Dividends paid — preferred	(21,288)	(21,344)
Other, net	(9,569)	(10,567)
Net cash provided by financing activities	7,644,256	4,108,692
Net decrease in cash, cash equivalents and restricted cash	(292,754)	(138,113)
Cash, cash equivalents and restricted cash at beginning of period	1,552,743	1,436,305
Cash, cash equivalents and restricted cash at end of period	$1,259,989	$1,298,192
Supplemental disclosure of cash flow information
Interest received during the period	$971,142	$1,159,094
Interest paid during the period	55,378	158,861
Income taxes paid during the period	24,220	44,660
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$2,301	$17,295
Additions to right-of-use assets under operating leases	$13,020	$17,421

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2021
Balance — January 1, 2021	$1,250,000	$79,871	$1,344	$6,617,404	$13,444,428	$(63,032)	$(5,142,732)	$16,187,283
Total comprehensive income	—	—	—	—	447,249	(75,446)	—	371,803
Preferred stock cash dividends (a)	—	—	—	—	(17,050)	—	—	(17,050)
Stock-based compensation transactions, net	—	—	(179)	(6,254)	(208)	—	53,639	46,998
Common stock cash dividends — $1.10 per share	—	—	—	—	(142,526)	—	—	(142,526)
Balance — March 31, 2021	$1,250,000	$79,871	$1,165	$6,611,150	$13,731,893	$(138,478)	$(5,089,093)	$16,446,508
2020
Balance — January 1, 2020	$1,250,000	$79,871	$1,566	$6,593,539	$12,820,916	$(206,680)	$(4,822,563)	$15,716,649
Adoption of new accounting standard for credit losses	—	—	—	—	(91,925)	—	—	(91,925)
Total comprehensive income	—	—	—	—	268,822	416,513	—	685,335
Preferred stock cash dividends (a)	—	—	—	—	(17,078)	—	—	(17,078)
Purchases of treasury stock	—	—	—	—	—	—	(373,750)	(373,750)
Stock-based compensation transactions, net	—	—	(274)	(5,132)	(102)	—	45,314	39,806
Common stock cash dividends — $1.10 per share	—	—	—	—	(143,243)	—	—	(143,243)
Balance — March 31, 2020	$1,250,000	$79,871	$1,292	$6,588,407	$12,837,390	$209,833	$(5,150,999)	$15,815,794

(a)

For the three-months ended March 31, 2021, dividends per preferred share were: Preferred Series E - $16.125; Preferred Series F - $128.125; and Preferred Series G - $125.00.  Dividends per preferred share for the three-months ended March 31, 2020 were:  Preferred Series E - $16.125; Preferred Series F - $128.125; and Preferred Series G - $125.694.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated interim financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented.

2. Acquisition

On February 22, 2021, M&T announced that it had entered into a definitive agreement with People’s United Financial, Inc.  ("People’s United"), headquartered in Bridgeport, Connecticut, under which People’s United will be acquired by M&T in an all-stock transaction. Pursuant to the terms of the agreement, People’s United shareholders will receive consideration valued at .118 of an M&T share in the form of M&T common stock. People’s United outstanding preferred stock will be converted into a new series of M&T preferred stock upon completion of the acquisition. The transaction is valued at approximately $7.7 billion (with the price based on M&T’s closing price of $151.61 per share as of March 31, 2021).

The merger has been unanimously approved by the boards of directors of each company. The merger is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of M&T and People’s United. As of March 31, 2021, People’s United disclosed that it had total assets of $64.2 billion, including $42.8 billion of loans, $56.6 billion of liabilities, including $53.5 billion of deposits, and $7.6 billion of stockholders’ equity.

In connection with the acquisition, the Company incurred merger-related expenses consisting predominantly of professional services for investment banking, legal and other services associated with the proposed transaction that totaled approximately $10 million in the first quarter of 2021.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,851	$163	$1	$7,013
Mortgage-backed securities:
Government issued or guaranteed	4,051,580	174,154	645	4,225,089
Privately issued	16	—	—	16
Other debt securities	136,439	2,295	6,415	132,319
	4,194,886	176,612	7,061	4,364,437
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,000	—	—	3,000
Obligations of states and political subdivisions	851	4	—	855
Mortgage-backed securities:
Government issued or guaranteed	1,697,992	79,650	1,623	1,776,019
Privately issued	73,496	11,288	17,244	67,540
Other debt securities	2,796	—	—	2,796
	1,778,135	90,942	18,867	1,850,210
Total debt securities	$5,973,021	$267,554	$25,928	$6,214,647
Equity and other securities:
Readily marketable equity — at fair value	$68,983	$13,012	$203	$81,792
Other — at cost	386,303	—	—	386,303
Total equity and other securities	$455,286	$13,012	$203	$468,095

December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,154	$198	$14	$9,338
Mortgage-backed securities:
Government issued or guaranteed	4,475,406	208,787	755	4,683,438
Privately issued	16	—	—	16
Other debt securities	136,451	1,664	8,301	129,814
	4,621,027	210,649	9,070	4,822,606
Investment securities held to maturity:
U.S. Treasury and federal agencies	2,999	—	—	2,999
Obligations of states and political subdivisions	1,531	9	—	1,540
Mortgage-backed securities:
Government issued or guaranteed	1,664,443	100,176	11	1,764,608
Privately issued	77,155	11,056	17,938	70,273
Other debt securities	2,861	—	—	2,861
	1,748,989	111,241	17,949	1,842,281
Total debt securities	$6,370,016	$321,890	$27,019	$6,664,887
Equity and other securities:
Readily marketable equity — at fair value	$67,891	$25,094	$—	$92,985
Other — at cost	381,117	—	—	381,117
Total equity and other securities	$449,008	$25,094	$—	$474,102

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2021 and 2020.  Unrealized losses on equity securities were $12 million and $21 million during the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$2,482	2,501
Due after one year through five years	12,030	12,439
Due after five years through ten years	98,778	99,066
Due after ten years	30,000	25,326
	143,290	139,332
Mortgage-backed securities available for sale	4,051,596	4,225,105
	$4,194,886	4,364,437
Debt securities held to maturity:
Due in one year or less	$3,676	3,678
Due after one year through five years	175	177
Due after ten years	2,796	2,796
	6,647	6,651
Mortgage-backed securities held to maturity	1,771,488	1,843,559
	$1,778,135	1,850,210

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 3. Investment securities, continued

A summary of investment securities that as of March 31, 2021 and December 31, 2020 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$299	(1)	—	—
Mortgage-backed securities:
Government issued or guaranteed	1,825	(8)	25,724	(637)
Other debt securities	2,401	(23)	65,209	(6,392)
	4,525	(32)	90,933	(7,029)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	199,549	(1,609)	1,686	(14)
Privately issued	—	—	51,443	(17,244)
	199,549	(1,609)	53,129	(17,258)
Total	$204,074	(1,641)	144,062	(24,287)

December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$985	(14)	—	—
Mortgage-backed securities:
Government issued or guaranteed	18,687	(356)	16,556	(399)
Other debt securities	16,055	(181)	63,462	(8,120)
	35,727	(551)	80,018	(8,519)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	2,039	(11)	—	—
Privately issued	—	—	52,418	(17,938)
	2,039	(11)	52,418	(17,938)
Total	$37,766	(562)	132,436	(26,457)

The Company owned 281 individual debt securities with aggregate gross unrealized losses of $26 million at March 31, 2021. Based on a review of each of the securities in the investment securities portfolio at March 31, 2021, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of March 31, 2021, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At March 31, 2021, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $386 million of cost method equity securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at March 31, 2021 or December 31, 2020, as the substantial majority of such investment securities are obligations backed by the U.S. government or its agencies.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of  March 31, 2021 and December 31, 2020 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
March 31, 2021
Commercial, financial, leasing, etc.	$27,327,644	182,686	5,791	295,069	$27,811,190
Real estate:
Commercial	26,369,232	175,904	26,996	824,079	27,396,211
Residential builder and developer	1,269,858	7,909	—	1,224	1,278,991
Other commercial construction	8,580,462	37,986	6,099	126,225	8,750,772
Residential	14,198,898	191,860	1,041,873	385,508	15,818,139
Residential — limited documentation	1,372,339	16,136	—	143,069	1,531,544
Consumer:
Home equity lines and loans	3,720,689	15,926	—	79,188	3,815,803
Recreational finance	7,228,228	26,821	—	27,218	7,282,267
Automobile	4,178,258	28,970	—	38,219	4,245,447
Other	1,319,323	8,292	3,794	37,307	1,368,716
Total	$95,564,931	692,490	1,084,553	1,957,106	$99,299,080

December 31, 2020
Commercial, financial, leasing, etc.	$27,196,862	60,822	10,053	306,827	$27,574,564
Real estate:
Commercial	26,688,515	168,917	47,014	775,894	27,680,340
Residential builder and developer	1,246,095	1,693	856	1,094	1,249,738
Other commercial construction	8,523,591	66,365	3,816	114,039	8,707,811
Residential	13,764,836	200,406	792,888	365,729	15,123,859
Residential — limited documentation	1,462,277	19,687	—	147,170	1,629,134
Consumer:
Home equity lines and loans	3,881,885	24,329	—	79,392	3,985,606
Recreational finance	7,002,643	47,161	—	25,519	7,075,323
Automobile	4,007,349	55,498	—	39,404	4,102,251
Other	1,346,868	17,561	4,581	38,231	1,407,241
Total	$95,120,921	662,439	859,208	1,893,299	$98,535,867

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

A summary of outstanding loan balances for which COVID-19 related modifications were granted as of March 31, 2021 is presented below. These loans meet the criteria described in note 1 of Notes to Financial Statements in the 2020 Annual Report and, accordingly, are not considered past due or otherwise in default of loan terms as of the date presented. Substantially all of the modifications noted below expire during 2021.

	COVID-19 Related Modifications
March 31, 2021	Payment Deferrals(1)		Other Forbearances(2)	Total
	(In thousands)

Commercial, financial, leasing, etc.	$60,819		$156,491	$217,310
Real estate:
Commercial	507,491		361,664	869,155
Other commercial construction	72,452		100,901	173,353
Residential	3,017,626	(3)	—	3,017,626
Residential — limited documentation	296,987		—	296,987
Consumer:
Home equity lines and loans	18,529		—	18,529
Recreational finance	14,161		—	14,161
Automobile	24,882		—	24,882
Other	994		—	994
Total	$4,013,941		$619,056	$4,632,997
(1)	Represents accruing loans at March 31, 2021 for which a COVID-19 related payment deferral (including maturity extensions) has been granted.
(2)	Consists predominantly of accruing loans for which a COVID-19 related covenant waiver has been granted.
(3)	Includes $2.4 billion of government-guaranteed loans.

One-to-four family residential mortgage loans held for sale were $773 million and $777 million at March 31, 2021 and December 31, 2020, respectively.  Commercial real estate loans held for sale were $99 million at March 31, 2021 and $278 million at December 31, 2020.

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

The following table summarizes the loan grades applied at March 31, 2021 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$3,124,732	5,923,267	2,096,560	1,384,745	690,770	1,959,774	10,864,179	18,253	$26,062,280
Criticized accrual	182,972	335,409	107,197	109,828	54,978	112,406	536,752	14,299	1,453,841
Criticized nonaccrual	684	6,652	30,437	58,718	16,522	68,214	105,392	8,450	295,069
Total commercial, financial, leasing, etc.	$3,308,388	6,265,328	2,234,194	1,553,291	762,270	2,140,394	11,506,323	41,002	$27,811,190

Real estate:
Commercial:
Loan grades:
Pass	$631,465	3,077,590	4,586,114	3,077,605	2,507,906	7,513,879	850,376	—	$22,244,935
Criticized accrual	720	584,844	556,339	833,519	269,903	2,014,016	67,856	—	4,327,197
Criticized nonaccrual	—	33,509	123,364	46,519	141,610	469,332	9,745	—	824,079
Total commercial real estate	$632,185	3,695,943	5,265,817	3,957,643	2,919,419	9,997,227	927,977	—	$27,396,211

Residential builder and developer:
Loan grades:
Pass	$157,050	429,172	194,524	83,260	8,844	19,738	253,319	—	$1,145,907
Criticized accrual	—	2,550	107,946	15,097	630	1,847	3,790	—	131,860
Criticized nonaccrual	—	—	518	—	—	706	—	—	1,224
Total residential builder and developer	$157,050	431,722	302,988	98,357	9,474	22,291	257,109	—	$1,278,991

Other commercial construction:
Loan grades:
Pass	$169,597	1,346,451	3,120,357	1,603,206	649,578	484,087	71,183	—	$7,444,459
Criticized accrual	1,130	22,703	167,294	548,509	301,956	138,496	—	—	1,180,088
Criticized nonaccrual	—	336	78,901	13,435	4,130	24,032	5,391	—	126,225
Total other commercial construction	$170,727	1,369,490	3,366,552	2,165,150	955,664	646,615	76,574	—	$8,750,772

Increases to criticized loans as compared with December 31, 2020 were predominantly attributable to effects of the COVID-19 pandemic and the related re-grading of loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios.  A summary of loans in accrual and nonaccrual status at March 31, 2021 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$1,125,233	1,889,481	1,331,314	599,352	1,496,417	7,701,525	55,576	—	$14,198,898
30-89 days past due	2,270	10,190	5,363	5,116	20,138	148,539	244	—	191,860
Accruing loans past due 90 days or more	—	97,784	28,810	40,613	248,186	626,480	—	—	1,041,873
Nonaccrual	508	19,705	12,889	3,571	5,003	343,638	194	—	385,508
Total residential	$1,128,011	2,017,160	1,378,376	648,652	1,769,744	8,820,182	56,014	—	$15,818,139

Residential - limited documentation:
Current	$—	—	—	—	—	1,372,339	—	—	$1,372,339
30-89 days past due	—	—	—	—	—	16,136	—	—	16,136
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	143,069	—	—	143,069
Total residential - limited documentation	$—	—	—	—	—	1,531,544	—	—	$1,531,544

Consumer:
Home equity lines and loans:
Current	$74	953	3,777	2,316	2,281	50,886	2,458,179	1,202,223	$3,720,689
30-89 days past due	—	—	23	—	18	917	258	14,710	15,926
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	6,263	5,714	67,211	79,188
Total home equity lines and loans	$74	953	3,800	2,316	2,299	58,066	2,464,151	1,284,144	$3,815,803

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Recreational finance:
Current	$678,012	2,637,664	1,631,536	841,575	588,596	850,845	—	—	$7,228,228
30-89 days past due	459	5,467	5,584	4,372	4,709	6,230	—	—	26,821
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	147	2,217	4,494	4,741	4,697	10,922	—	—	27,218
Total recreational finance	$678,618	2,645,348	1,641,614	850,688	598,002	867,997	—	—	$7,282,267

Automobile:
Current	$569,198	1,499,937	996,107	553,269	377,492	182,255	—	—	$4,178,258
30-89 days past due	632	4,010	7,384	6,231	5,963	4,750	—	—	28,970
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	491	2,248	7,925	9,686	9,595	8,274	—	—	38,219
Total automobile	$570,321	1,506,195	1,011,416	569,186	393,050	195,279	—	—	$4,245,447

Other:
Current	$42,958	145,146	121,021	45,113	27,818	30,171	905,388	1,708	$1,319,323
30-89 days past due	1,224	455	630	256	114	533	4,823	257	8,292
Accruing loans past due 90 days or more	—	—	—	—	—	336	3,458	—	3,794
Nonaccrual	838	210	562	294	183	215	34,832	173	37,307
Total other	$45,020	145,811	122,213	45,663	28,115	31,255	948,501	2,138	$1,368,716

Total loans and leases at March 31, 2021	$6,690,394	18,077,950	15,326,970	9,890,946	7,438,037	24,310,850	16,236,649	1,327,284	$99,299,080

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

A summary of loans in accrual and nonaccrual status at December 31, 2020 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows.

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

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type.  Changes in the allowance for credit losses for the three months ended March 31, 2021 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$405,846	670,719	103,590	556,232	—	$1,736,387
Provision for credit losses	(72,418)	99,471	(13,435)	(38,618)	—	(25,000)
Net charge-offs
Charge-offs	(26,945)	(60,652)	(2,399)	(32,929)	—	(122,925)
Recoveries	22,511	6,560	2,033	16,640	—	47,744
Net charge-offs	(4,434)	(54,092)	(366)	(16,289)	—	(75,181)
Ending balance	$328,994	716,098	89,789	501,325	—	$1,636,206

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended March 31, 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$366,094	322,201	56,033	229,118	77,625	$1,051,071
Adoption of new accounting standard	(61,474)	23,656	53,896	194,004	(77,625)	132,457
Provision for credit losses	66,594	88,666	9,291	85,449	—	250,000
Net charge-offs
Charge-offs	(16,383)	(1,272)	(5,102)	(44,947)	—	(67,704)
Recoveries	3,261	438	1,674	13,169	—	18,542
Net charge-offs	(13,122)	(834)	(3,428)	(31,778)	—	(49,162)
Ending balance	$358,092	433,689	115,792	476,793	—	$1,384,366

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month periods ended March 31, 2021 and 2020 follows.
	March 31, 2021			January 1, 2021	Three Months Ended March 31, 2021
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$211,894	$83,175	$295,069	$306,827	$3,085
Real estate:
Commercial	337,036	487,043	824,079	775,894	1,658
Residential builder and developer	1,224	—	1,224	1,094	33
Other commercial construction	24,186	102,039	126,225	114,039	41
Residential	186,374	199,134	385,508	365,729	4,498
Residential — limited documentation	84,342	58,727	143,069	147,170	79
Consumer:
Home equity lines and loans	44,548	34,640	79,188	79,392	952
Recreational finance	19,657	7,561	27,218	25,519	155
Automobile	33,270	4,949	38,219	39,404	49
Other	2,864	34,443	37,307	38,231	180
Total	$945,395	$1,011,711	$1,957,106	$1,893,299	$10,730

	March 31, 2020			January 1, 2020	Three Months Ended March 31, 2020
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$153,924	$132,723	$286,647	$346,743	$1,738
Real estate:
Commercial	62,675	125,794	188,469	173,796	1,092
Residential builder and developer	3,204	—	3,204	4,708	48
Other commercial construction	12,039	22,896	34,935	35,881	861
Residential	67,221	226,417	293,638	322,504	6,819
Residential — limited documentation	26,444	92,873	119,317	114,667	201
Consumer:
Home equity lines and loans	26,230	36,841	63,071	65,039	1,459
Recreational finance	6,704	6,701	13,405	14,308	152
Automobile	9,802	9,449	19,251	21,293	47
Other	4,182	35,629	39,811	35,394	154
Total	$372,425	$689,323	$1,061,748	$1,134,333	$12,571

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively.  The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period.  Individual loan credit quality indicators including loan grade and borrower repayment performance inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both March 31, 2021 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of two years.  Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.  Changes in the amount of the allowance for credit losses reflect the outcome of the procedures described herein, including the impact of changes in macroeconomic forecasts as compared with previous forecasts, as well as the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process.

The Company’s reserve for off-balance sheet credit exposures was not material at March 31, 2021 and December 31, 2020.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month periods ended March 31, 2021 and 2020:
			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended March 31, 2021	(Dollars in thousands)

Commercial, financial, leasing, etc.	93	$53,733	$24,653	$—	$—	$28,504	$53,157
Real estate:
Commercial	33	26,870	11,160	—	2,214	12,422	25,796
Residential	123	39,583	38,557	—	—	1,117	39,674
Residential — limited documentation	10	1,116	1,059	—	—	—	1,059
Consumer:
Home equity lines and loans	26	1,715	1,486	—	—	174	1,660
Recreational finance	72	2,212	2,212	—	—	—	2,212
Automobile	276	4,969	4,955	—	—	14	4,969
Other	222	1,434	1,434	—	—	—	1,434
Total	855	$131,632	$85,516	$—	$2,214	$42,231	$129,961

Three Months Ended March 31, 2020

Commercial, financial, leasing, etc.	32	$12,692	$5,066	$—	$—	$6,987	$12,053
Real estate:
Commercial	10	39,642	1,355	—	—	35,968	37,323
Residential	27	10,178	3,247	—	—	8,977	12,224
Residential — limited documentation	9	2,980	2,667	—	—	1,232	3,899
Consumer:
Home equity lines and loans	6	738	412	—	—	334	746
Recreational finance	3	90	90	—	—	—	90
Automobile	9	182	182	—	—	—	182
Total	96	$66,502	$13,019	$—	$—	$53,498	$66,517
(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2021 and 2020 and for which there was a subsequent payment default during the three-month periods ended March 31, 2021 and 2020, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $24 million and $28 million at March 31, 2021 and December 31, 2020, respectively. There were $206 million and $214 million at March 31, 2021 and December 31, 2020, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at March 31, 2021, approximately 38% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $529 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at March 31, 2021 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

On January 25, 2021,  $350 million of variable rate senior notes of M&T Bank, the principal bank subsidiary of M&T, matured.  In addition, on March 1, 2021, M&T Bank redeemed $500 million of subordinated notes that were due to mature on December 1, 2021.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Revenue from contracts with customers, continued

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At March 31, 2021 and December 31, 2020, the Company had $61 million and $67 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At March 31, 2021 and December 31, 2020, the Company had deferred revenue of $41 million and $42 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month periods ended March 31, 2021 and 2020 that are subject to the noted accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended March 31, 2021	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$12,497	24,295	2,893	—	—	51,452	1,640	$92,777
Trust income	—	—	—	—	—	—	156,022	156,022
Brokerage services income	—	—	—	—	—	—	13,113	13,113
Other revenues from operations:
Merchant discount and credit card fees	9,481	10,407	445	—	—	3,921	109	24,363
Other	—	958	1,091	384	1,722	5,807	12,948	22,910
	$21,978	35,660	4,429	384	1,722	61,180	183,832	$309,185
Three Months Ended March 31, 2020

Classification in consolidated statement of income
Service charges on deposit accounts	$15,250	24,157	2,812	—	—	61,670	2,272	$106,161
Trust income	12	304	—	—	—	—	148,435	148,751
Brokerage services income	—	—	—	—	—	—	13,129	13,129
Other revenues from operations:
Merchant discount and credit card fees	10,331	13,316	849	—	—	2,271	400	27,167
Other	—	2,186	843	857	922	5,982	12,516	23,306
	$25,593	39,963	4,504	857	922	69,923	176,752	$318,514

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees.  Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31
	2021	2020	2021	2020
	(In thousands)

Service cost	$5,023	4,714	248	223
Interest cost on projected benefit obligation	15,434	17,886	327	419
Expected return on plan assets	(35,950)	(31,475)	—	—
Amortization of prior service cost (credit)	125	125	(1,175)	(1,175)
Amortization of net actuarial loss (gain)	22,150	13,950	(300)	(300)
Net periodic cost (benefit)	$6,782	5,200	(900)	(833)

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $33 million and $27 million for the three months ended March 31, 2021 and 2020, respectively, and are included in salaries and employee benefits expense.

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended March 31
	2021	2020
	(In thousands, except per share)

Income available to common shareholders:
Net income	$447,249	$268,822
Less: Preferred stock dividends	(17,050)	(17,078)
Net income available to common equity	430,199	251,744
Less: Income attributable to unvested stock-based compensation awards	(2,108)	(1,043)
Net income available to common shareholders	$428,091	$250,701
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,414	130,440
Less: Unvested stock-based compensation awards	(877)	(744)
Weighted-average shares outstanding	128,537	129,696

Basic earnings per common share	$3.33	$1.93

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three Months Ended March 31
	2021	2020
	(In thousands, except per share)

Net income available to common equity	$430,199	$251,744
Less: Income attributable to unvested stock-based compensation awards	(2,106)	(1,043)
Net income available to common shareholders	$428,093	$250,701
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	129,414	130,440
Less: Unvested stock-based compensation awards	(877)	(744)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	132	59
Adjusted weighted-average shares outstanding	128,669	129,755

Diluted earnings per common share	$3.33	$1.93

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

Stock-based compensation awards to purchase common stock of M&T representing 462,342 and 464,694 common shares during the three-month periods ended March 31, 2021 and 2020, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2021	$195,386	(650,087)	369,558	$(85,143)		22,111	$(63,032)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(32,025)	—	—	(32,025)		8,907	(23,118)
Foreign currency translation adjustment	—	—	684	684		(136)	548
Unrealized losses on cash flow hedges	—	—	(9,498)	(9,498)		2,571	(6,927)
Total other comprehensive income before reclassifications	(32,025)	—	(8,814)	(40,839)		11,342	(29,497)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	990	—	—	990	(a)	(276)	714
Gains realized in net income	(3)	—	—	(3)	(b)	1	(2)
Accretion of net gain on terminated cash flow hedges	—	—	(30)	(30)	(c)	9	(21)
Net yield adjustment from cash flow hedges currently in effect	—	—	(82,044)	(82,044)	(a)	22,215	(59,829)
Amortization of prior service credit	—	(1,050)	—	(1,050)	(d)	384	(666)
Amortization of actuarial losses	—	21,850	—	21,850	(d)	(7,995)	13,855
Total other comprehensive income (loss)	(31,038)	20,800	(90,888)	(101,126)		25,680	(75,446)
Balance — March 31, 2021	$164,348	(629,287)	278,670	$(186,269)		47,791	$(138,478)

Balance — January 1, 2020	$50,701	(464,548)	133,888	$(279,959)		73,279	$(206,680)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	131,423	—	—	131,423		(34,544)	96,879
Foreign currency translation adjustment	—	—	(3,225)	(3,225)		282	(2,943)
Unrealized gains on cash flow hedges	—	—	456,333	456,333		(119,970)	336,363
Total other comprehensive income before reclassifications	131,423	—	453,108	584,531		(154,232)	430,299
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	772	—	—	772	(a)	(203)	569
Accretion of net gain on terminated cash flow hedges	—	—	(34)	(34)	(c)	9	(25)
Net yield adjustment from cash flow hedges currently in effect	—	—	(32,041)	(32,041)	(a)	8,423	(23,618)
Amortization of prior service credit	—	(1,050)	—	(1,050)	(d)	276	(774)
Amortization of actuarial losses	—	13,650	—	13,650	(d)	(3,588)	10,062
Total other comprehensive income	132,195	12,600	421,033	565,828		(149,315)	416,513
Balance — March 31, 2020	$182,896	(451,948)	554,921	$285,869		(76,036)	$209,833
(a)	Included in interest income.
(b)	Included in gain (loss) on bank investment securities.
(c)	Included in interest expense.
(d)	Included in other costs of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined
	Investment	Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2020	$144,602	$(481,064)	$273,430	$(63,032)
Net gain (loss) during period	(22,406)	13,189	(66,229)	(75,446)
Balance — March 31, 2021	$122,196	$(467,875)	$207,201	$(138,478)

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of March 31, 2021.

The net effect of interest rate swap agreements was to increase net interest income by $91 million and $36 million during the three-month periods ended March 31, 2021 and 2020, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
March 31, 2021
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	3.1	2.86%	0.75%	$(1,117)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	36,050,000	0.9	1.80%	0.11%	(2,077)
Total	$37,700,000	1.0			$(3,194)
December 31, 2020
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	3.3	2.86%	0.79%	$651
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	49,400,000	0.9	2.22%	0.15%	425
Total	$51,050,000	1.0			$1,076

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at March 31, 2021 and December 31, 2020 was a reduction of the estimated fair value gains on interest rate swap agreements designated as fair value hedges of $70.6 million and $101.5 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $283.1 million and $372.2 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $18.7 billion of forward-starting interest rate swap agreements that become effective in 2021 - 2022.
(d)	Includes notional amount and terms of $32.1 billion of forward-starting interest rate swap agreements that become effective in 2021 - 2022.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $36.2 billion and $37.8 billion at March 31, 2021 and December 31, 2020, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $910 million and $776 million at March 31, 2021 and December 31, 2020, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$172	$1,968	$3,366	$892
Commitments to sell real estate loans (a)	6,270	1,488	146	8,458
	6,442	3,456	3,512	9,350
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	22,921	43,599	9,164	365
Commitments to sell real estate loans (a)	36,179	2,409	5,605	13,868
Trading:
Interest rate contracts (b)	629,458	1,008,913	84,567	105,768
Foreign exchange and other option and futures contracts (b)	8,786	9,608	10,672	11,134
	697,344	1,064,529	110,008	131,135
Total derivatives	$703,786	$1,067,985	$113,520	$140,485
(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at March 31, 2021 and December 31, 2020 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $54.6 million and $5.6 million, respectively, and in a liability position of $502.0 million and $806.5 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(32,658)	31,898	$88,710	(87,824)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(3,234)		$12,786
Foreign exchange and other option and futures contracts (b)	1,608		4,352
Total	$(1,626)		$17,138
(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$1,718,238	$1,750,048	$69,428	$101,326

The amount of interest income recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was $82 million and $32 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 the unrealized gain recognized in other comprehensive income related to cash flow hedges was $281 million, of which $74 million, $165 million and $42 million related to interest rate swap agreements maturing in 2021, 2022, and 2023, respectively.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $55 million and $64 million at March 31, 2021 and December 31, 2020, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties which are subject to master netting arrangements was $50 million and $114 million at March 31, 2021 and December 31, 2020, respectively.  The Company was required to post collateral relating to those positions of $50 million and $103 million at March 31, 2021 and December 31, 2020, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2021 was not material.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties which are subject to enforceable master netting arrangements was $4 million at March 31, 2021 and $3 million at December 31, 2020.  Counterparties posted collateral relating to those positions of $3 million at each of March 31, 2021 and December 31, 2020. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $150 million and $135 million at March 31, 2021 and December 31, 2020, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

11. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2021 and December 31, 2020, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $2.3 billion at each of March 31, 2021 and December 31, 2020. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $853 million, including $361 million of unfunded commitments, at March 31, 2021 and $861 million, including $406 million of unfunded commitments, at December 31, 2020.  Contingent commitments to provide additional capital contributions to these partnerships were not material at March 31, 2021. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of March 31, 2021 was $1.1 billion, including possible recapture of certain tax credits.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements.  The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $19 million and $21 million of its investments in qualified affordable housing projects to income tax expense during the three-month periods ended March 31, 2021 and 2020, respectively, and recognized $21 million and $26 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at March 31, 2021.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2021 and December 31, 2020 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2021
Trading account assets	$687,359	$49,115	$638,244	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,013	—	7,013	—
Mortgage-backed securities:
Government issued or guaranteed	4,225,089	—	4,225,089	—
Privately issued	16	—	—	16
Other debt securities	132,319	—	132,319	—
	4,364,437	—	4,364,421	16
Equity securities	81,792	64,150	17,642	—
Real estate loans held for sale	871,026	—	871,026	—
Other assets (a)	65,542	—	42,621	22,921
Total assets	$6,070,156	$113,265	$5,933,954	$22,937
Trading account liabilities	$95,239	$—	$95,239	$—
Other liabilities (a)	18,281	—	9,117	9,164
Total liabilities	$113,520	$—	$104,356	$9,164

December 31, 2020
Trading account assets	$1,068,581	$50,060	$1,018,521	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,338	—	9,338	—
Mortgage-backed securities:
Government issued or guaranteed	4,683,438	—	4,683,438	—
Privately issued	16	—	—	16
Other debt securities	129,814	—	129,814	—
	4,822,606	—	4,822,590	16
Equity securities	92,985	63,129	29,856	—
Real estate loans held for sale	1,054,676	—	1,054,676	—
Other assets (a)	49,464	—	5,865	43,599
Total assets	$7,088,312	$113,189	$6,931,508	$43,615
Trading account liabilities	$116,902	$—	$116,902	$—
Other liabilities (a)	23,583	—	23,218	365
Total liabilities	$140,485	$—	$140,120	$365

(a)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2021 and 2020 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2021	(In thousands)

Balance — January 1, 2021	$16	43,234
Total gains realized/unrealized:
Included in earnings	—	6,025	(a)
Transfers out of Level 3	—	(35,502)	(b)
Balance — March 31, 2021	$16	13,757
Changes in unrealized gains included in earnings related to assets still held at March 31, 2021	$—	5,300	(a)

2020

Balance — January 1, 2020	$16	10,740
Total gains realized/unrealized:
Included in earnings	—	44,081	(a)
Transfers out of Level 3	—	(19,794)	(b)
Balance — March 31, 2020	$16	35,027
Changes in unrealized gains included in earnings related to assets still held at March 31, 2020	$—	32,584	(a)
(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

  The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were in the range of 15% to 90% with a weighted-average of 54%

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

at March 31, 2021.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at March 31, 2020 was 45%.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $658 million at March 31, 2021 ($357 million and $301 million of which were classified as Level 2 and Level 3, respectively), $652 million at December 31, 2020 ($339 million and $313 million of which were classified as Level 2 and Level 3, respectively) and $196 million at March 31, 2020 ($116 million and $80 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2021 and 2020 were decreases of $66 million and $21 million for the three-month periods ended March 31, 2021 and 2020, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and, accordingly, the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $9 million and $14 million at March 31, 2021 and 2020, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2021 and 2020.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $156 million and $159 million at March 31, 2021 and December 31, 2020, respectively, required a valuation allowance of $21 million and $30 million, respectively. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 15.22% and 16.01% at March 31, 2021 and December 31, 2020, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. There was a recovery of previously recognized impairment charges for capitalized servicing rights of $9 million during the three months ended March 31, 2021 and an impairment charge of $10 million during the three months ended March 31, 2020.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at March 31, 2021 and December 31, 2020:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
March 31, 2021
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	13,757	Discounted cash flow	Commitment expirations	0% - 98% (18%)

December 31, 2020
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	43,234	Discounted cash flow	Commitment expirations	0% - 98% (16%)
(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,258,989	1,258,989	1,213,877	45,112	—
Interest-bearing deposits at banks	31,407,227	31,407,227	—	31,407,227	—
Federal funds sold	1,000	1,000	—	1,000	—
Trading account assets	687,359	687,359	49,115	638,244	—
Investment securities	6,610,667	6,682,742	64,150	6,551,036	67,556
Loans and leases:
Commercial loans and leases	27,811,190	27,509,182	—	—	27,509,182
Commercial real estate loans	37,425,974	36,661,758	—	98,513	36,563,245
Residential real estate loans	17,349,683	17,501,398	—	4,015,464	13,485,934
Consumer loans	16,712,233	16,781,406	—	—	16,781,406
Allowance for credit losses	(1,636,206)	—	—	—	—
Loans and leases, net	97,662,874	98,453,744	—	4,113,977	94,339,767
Accrued interest receivable	440,658	440,658	—	440,658	—
Financial liabilities:
Noninterest-bearing deposits	$(53,641,419)	(53,641,419)	—	(53,641,419)	—
Savings and interest-checking deposits	(70,679,036)	(70,679,036)	—	(70,679,036)	—
Time deposits	(3,514,219)	(3,526,947)	—	(3,526,947)	—
Deposits at Cayman Islands office	(641,691)	(641,691)	—	(641,691)	—
Short-term borrowings	(58,957)	(58,957)	—	(58,957)	—
Long-term borrowings	(3,498,503)	(3,609,625)	—	(3,609,625)	—
Accrued interest payable	(43,745)	(43,745)	—	(43,745)	—
Trading account liabilities	(95,239)	(95,239)	—	(95,239)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$13,757	13,757	—	—	13,757
Commitments to sell real estate loans	36,698	36,698	—	36,698	—
Other credit-related commitments	(134,928)	(134,928)	—	—	(134,928)
Interest rate swap agreements used for interest rate risk management	(3,194)	(3,194)	—	(3,194)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,552,743	1,552,743	1,497,457	55,286	—
Interest-bearing deposits at banks	23,663,810	23,663,810	—	23,663,810	—
Trading account assets	1,068,581	1,068,581	50,060	1,018,521	—
Investment securities	7,045,697	7,138,989	63,129	7,005,571	70,289
Loans and leases:
Commercial loans and leases	27,574,564	27,220,699	—	—	27,220,699
Commercial real estate loans	37,637,889	36,816,580	—	277,911	36,538,669
Residential real estate loans	16,752,993	17,089,141	—	4,135,655	12,953,486
Consumer loans	16,570,421	16,554,050	—	—	16,554,050
Allowance for credit losses	(1,736,387)	—	—	—	—
Loans and leases, net	96,799,480	97,680,470	—	4,413,566	93,266,904
Accrued interest receivable	419,936	419,936	—	419,936	—
Financial liabilities:
Noninterest-bearing deposits	$(47,572,884)	(47,572,884)	—	(47,572,884)	—
Savings and interest-checking deposits	(67,680,840)	(67,680,840)	—	(67,680,840)	—
Time deposits	(3,899,910)	(3,919,367)	—	(3,919,367)	—
Deposits at Cayman Islands office	(652,104)	(652,104)	—	(652,104)	—
Short-term borrowings	(59,482)	(59,482)	—	(59,482)	—
Long-term borrowings	(4,382,193)	(4,490,433)	—	(4,490,433)	—
Accrued interest payable	(59,916)	(59,916)	—	(59,916)	—
Trading account liabilities	(116,902)	(116,902)	—	(116,902)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$43,234	43,234	—	—	43,234
Commitments to sell real estate loans	(18,429)	(18,429)	—	(18,429)	—
Other credit-related commitments	(133,354)	(133,354)	—	—	(133,354)
Interest rate swap agreements used for interest rate risk management	1,076	1,076	—	1,076	—

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

	March 31,	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,626,965	$5,563,854
Commercial real estate loans to be sold	249,514	363,735
Other commercial real estate	6,426,199	7,237,367
Residential real estate loans to be sold	1,081,889	1,026,118
Other residential real estate	600,212	665,259
Commercial and other	20,140,102	19,427,886
Standby letters of credit	2,231,893	2,241,417
Commercial letters of credit	13,260	27,332
Financial guarantees and indemnification contracts	4,365,308	4,220,531
Commitments to sell real estate loans	1,881,140	2,108,823

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $10.5 billion and $10.4 billion at March 31, 2021 and December 31, 2020, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.   Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party.  The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.0 billion at each of March 31, 2021 and December 31, 2020.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2021, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted.  On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was estimated to be between $0 and $25 million as of March 31, 2021.  Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 22 of Notes to Financial Statements in the 2020 Annual Report.  The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP.  As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions.  Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three Months Ended March 31
	2021			2020
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$155,903	669	46,271	$137,833	885	32,926
Commercial Banking	285,912	809	122,638	291,776	1,053	143,732
Commercial Real Estate	200,843	222	71,272	223,305	409	117,408
Discretionary Portfolio	134,544	(10,027)	90,546	49,219	(13,037)	25,668
Residential Mortgage Banking	153,760	22,183	49,611	125,561	21,417	24,616
Retail Banking	346,917	272	85,358	402,683	267	110,246
All Other	209,114	(14,128)	(18,447)	275,788	(10,994)	(185,774)
Total	$1,486,993	—	447,249	$1,506,165	—	268,822

	Average Total Assets
	Three Months Ended March 31		Year Ended December 31
	2021	2020	2020
	(In millions)

Business Banking	$8,622	6,006	8,152
Commercial Banking	30,395	29,172	30,338
Commercial Real Estate	26,097	24,849	25,792
Discretionary Portfolio	23,650	27,143	27,726
Residential Mortgage Banking	6,506	3,218	4,038
Retail Banking	17,216	16,002	16,438
All Other	35,671	14,195	22,996
Total	$148,157	120,585	135,480
(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $3,733,000 and $5,063,000 for the three-month periods ended March 31, 2021 and 2020, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at March 31, 2021 as a result of cumulative losses recognized and cash distributions received in prior years.  Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations.  That income totaled $23 million for the three-month period ended March 31, 2020. There was no similar cash distribution during the three-month period ended March 31, 2021.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.9 billion at March 31, 2021 and December 31, 2020. Revenues from those servicing rights were $2 million and $3 million for the three-month periods ended March 31, 2021 and 2020, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $69.7 billion and $68.1 billion at March 31, 2021 and December 31, 2020, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $34 million and $37 million for the three-month periods ended March 31, 2021 and 2020, respectively. In addition, the Company held $73 million and $77 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2021 and December 31, 2020, respectively, that were securitized by Bayview Financial. At March 31, 2021, the Company held $139 million of Bayview Financial’s $1.1 billion syndicated loan facility. In the first quarter of 2021, the Company purchased $965 million of delinquent FHA guaranteed mortgage loans, including past due accrued interest, from Bayview Financial for $1.0 billion. The servicing rights for such loans were retained by Bayview Financial, but the Company continues to sub-service the loans.

16. Recent accounting developments

The following table provides a description of accounting standards that were adopted by the Company in 2021 as well as standards that are not effective that could have an impact to M&T’s consolidated financial statements upon adoption.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2021
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

January 1, 2021

The Company adopted the amended guidance effective January 1, 2021 using a prospective transition method. The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2021
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

The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of March 31, 2021
Changes to Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

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

Overview

Net income for M&T Bank Corporation (“M&T”) in the first quarter of 2021 was $447 million, compared with $269 million in the corresponding quarter of 2020 and $471 million in the fourth quarter of 2020. Diluted and basic earnings per common share were $3.33 in the recent quarter, $1.93 in the first quarter of 2020 and $3.52 in the fourth quarter of 2020.  The after-tax impact of merger-related expenses was $8 million ($10 million pre-tax), or $.06 of basic and diluted earnings per common share in the recent quarter.  Such expenses were associated with M&T’s pending acquisition of People’s United Financial, Inc. (“People’s United”), headquartered in Bridgeport, Connecticut.  There were no merger-related expenses in the first or fourth quarters of 2020.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in 2021’s first quarter was 1.22%, compared with .90% in the year-earlier quarter and 1.30% in the fourth quarter of 2020. The annualized rate of return on average common shareholders’ equity was 11.57% in the recent quarter,  7.00% in the first quarter of 2020 and 12.07% in the fourth 2020 quarter.

On February 22, 2021, M&T announced that it had entered into a definitive agreement with People’s United under which People’s United will be acquired by M&T in an all-stock transaction.  Pursuant to the terms of the agreement, People’s United shareholders will receive consideration valued at .118 of an M&T share in the form of M&T common stock. People’s United outstanding preferred stock will be converted to a new series of M&T preferred stock upon completion of the acquisition. The transaction is valued at approximately $7.7 billion (with the price based on M&T’s closing price of $151.61 per share as of March 31, 2021).

As of March 31, 2021, People’s United reported $64.2 billion of assets, including $42.8 billion of loans and $10.4 billion of investment securities, $56.6 billion of liabilities, including $53.5 billion of deposits, and $7.6 billion of stockholders’ equity. The merger is subject to a number of conditions, including regulatory approvals and approval by common shareholders of M&T and People’s United, and is expected to be completed during the fourth quarter of 2021.

Financial results since the first quarter of 2020 were adversely impacted by the Coronavirus Disease 2019 (“COVID-19”) pandemic. Large portions of the U.S. economy were substantially curtailed for extended periods of time and, as a result, many commercial and consumer customers were adversely impacted. Specifically, those adverse economic impacts resulted in the Company recognizing elevated levels of  provisions for credit losses during 2020 that reflected projections of credit losses based on macroeconomic forecasts at the end of each quarter of that year.  The Company recorded provisions for credit losses of $250 million in the first 2020 quarter and $75 million in the fourth quarter of 2020. An improvement in economic conditions and forecasts at March 31, 2021 as compared with previous forecasts led the Company to recognize a provision recapture of $25 million in the first quarter of 2021.  In response to the pandemic, the Federal Reserve took actions to lower interest rates that have negatively affected the Company’s net interest income since the beginning of the pandemic. Taxable-equivalent net interest income totaled $985 million in the recent quarter and $982 million and $993 million in the first and fourth quarters of 2020, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act  and applicable extensions provide relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing, and also provide funding opportunities for small businesses under the Paycheck Protection Program (“PPP”) from approved Small Business Administration (“SBA”) lenders, including M&T Bank, the principal bank subsidiary of M&T. For commercial and consumer customers, the Company has provided a host of relief options, including payment deferrals (including maturity extensions), loan covenant waivers and low interest rate loan products.  M&T Bank funded approximately $7.0 billion of PPP loans during 2020 and another $2.5 billion during the first quarter of 2021.  PPP loans outstanding at March 31, 2021 and December 31, 2020 totaled $6.2 billion and $5.4 billion, respectively.

Updated economic forecasts at the end of each of the quarters of 2020 resulted in higher estimates of expected credit losses in the Company’s loan portfolio than at January 1, 2020, when the Company adopted amended accounting guidance for the measurement of credit losses on financial instruments, resulting in historically high levels of the provision for credit losses. Specifically, the level of the provision in 2020 reflected the ongoing impacts of the pandemic on economic activity in the hospitality and retail sectors, the uncertainty at December 31, 2020 as to the sufficiency and effectiveness of economic stimulus provided by the U.S. government to the economy, and concerns about ultimate collectability of real estate loans where borrowers requested re-payment forbearance.  Improvement in the economic outlook at March 31, 2021 resulted in reduced estimates of expected credit losses.  However, the Company expects that it will continue to be negatively impacted by the COVID-19 pandemic after March 31, 2021.

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
•

Many loan customers are still receiving COVID-19 related relief in various forms, including modification and forbearance requests as of March 31, 2021 as described herein and in note 4 of Notes to Financial Statements.

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

Net operating income totaled $457 million in the first quarter of 2021, compared with $272 million in the year-earlier quarter.  Diluted net operating earnings per common share in the first quarters of 2021 and 2020 were $3.41 and $1.95, respectively. Net operating income and diluted net operating earnings per common share were $473 million and $3.54, respectively, in the fourth quarter of 2020.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.29%, compared with .94% in the first quarter of 2020 and 1.35% in the 2020’s fourth quarter. Net operating income represented an annualized return on average tangible common equity of 17.05% in the first quarter of 2021,  10.39% in the year-earlier quarter and 17.53% in the fourth quarter of 2020.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $985 million in the first quarter of 2021, compared with $982 million in the first quarter of 2020. That modest increase resulted from the impact of a $26.1 billion or 24% increase in average earning assets that was substantially offset by a 68 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 2.97% in the recent quarter from 3.65% in the year-earlier quarter. The higher average earning assets reflected growth in deposits at the Federal Reserve Bank of New York and loans, partially offset by a decline in average investment securities balances. The narrowing of the net interest margin was largely the result of declines in rates earned on loans and deposits at the Federal Reserve Bank of New York, reflecting the lower interest rate environment due to actions initiated by the Federal Reserve to decrease its target Federal funds rate twice in March of 2020 (first by .50%, than another by 1.0%). Taxable-equivalent net interest income in the recent quarter declined $8 million from the fourth quarter of 2020 reflecting the fewer number of days in the first quarter of 2021.  A three basis point narrowing of the net interest margin in the recent quarter from 3.00% in the prior quarter largely attributable to higher balances held in low yielding accounts at the Federal Reserve Bank of New York was predominantly offset by a $2.4 billion or 2% rise in average earning assets.

Average loans and leases totaled $99.4 billion in the first quarter of 2021, up $7.7 billion or 8% from $91.7 billion in the similar quarter of 2020.  Commercial loans and leases averaged $27.7 billion in the first quarter of 2021, $3.4 billion or 14% higher than in the year-earlier quarter.  That increase was the result of average outstanding PPP loans of $5.7 billion in the recent quarter that were predominantly funded in the second quarter of 2020 and in the first quarter of 2021. Average commercial real estate loans were $37.6 billion in the recent quarter, up $1.6 billion, or 4%, from $36.0 billion in the corresponding 2020 quarter.  Included in average commercial real estate loans in the first quarters of 2021 and 2020 were loans held for sale of $258 million and $185 million, respectively.  Reflecting purchases of government-guaranteed loans from Ginnie Mae pools that were serviced by the Company, average residential real estate loans rose $1.5 billion or 9% to $17.4 billion in the first quarter of 2021 from $15.9 billion in the year-earlier quarter. The loans purchased from Ginnie Mae pools averaged $3.8 billion in the recent quarter, compared with $800 million in the year-earlier quarter. Loans are purchased to reduce associated servicing costs, namely a requirement to advance principal and interest payments that had not been received from individual mortgagors, including payments deferred under COVID-19 forbearance arrangements. Loans purchased from Ginnie Mae pools totaled $1.3 billion in the recent quarter and $2.5 billion in the last three quarters of 2020. Also included in average residential real estate loans were loans held for sale of $663 million in the recent quarter and $409 million in the first quarter of 2020.  Consumer loans averaged $16.6 billion in the first quarter of 2021, up $1.2 billion, or 8%, from $15.5 billion in the year-earlier quarter, due to growth in average recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) and, to a lesser extent, automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the first quarter of 2021 increased $690 million from $98.7 billion in the fourth quarter of 2020.  Commercial loan and lease average balances in the recent quarter were little changed from the fourth quarter of 2020, as higher loans to motor vehicle and recreational finance dealers were offset by lower average PPP loans. Average commercial real estate loans in the first quarter of 2021 declined $98 million from $37.7 billion in the fourth quarter of 2020.  Commercial real estate loans held for sale averaged $307 million in the fourth quarter of 2020.  Average balances of residential real estate loans in the recently completed quarter rose $643 million, or 4%, from $16.8 billion in 2020’s fourth quarter, predominantly reflecting a higher level of repurchases of government-guaranteed loans. Purchased government-guaranteed loans averaged $2.6 billion in 2020’s fourth quarter.  Residential real estate loans held for sale averaged $645 million in the fourth quarter of 2020.  Average consumer loans in the recent quarter increased $136 million, or 1%, from $16.5 billion in 2020’s fourth quarter, reflecting growth in recreational finance and automobile loans.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2021	2020	2020
	(In millions)

Commercial, financial, etc.	$27,723	14%	—%
Real estate — commercial	37,609	4	—
Real estate — consumer	17,404	9	4
Consumer
Recreational finance	7,176	27	2
Automobile	4,177	6	4
Home equity lines and loans	3,896	(12)	(4)
Other	1,371	(5)	(1)
Total consumer	16,620	8	1
Total	$99,356	8%	1%
The investment securities portfolio averaged $6.6 billion in the first quarter of 2021, down $2.5 billion, or 27%, from $9.1 billion in the year-earlier quarter and $590 million lower than the $7.2 billion averaged in the fourth quarter of 2020.  The lower average balance in the recent quarter as compared with the first and fourth quarters of 2020 predominantly reflects pay downs of mortgage-backed securities.  The Company purchased $200 million of fixed rate residential mortgage-backed securities in March 2021.  There were no other significant purchases and there were no significant sales of investment securities during three-month periods ended March 31, 2021, March 31, 2020 or December 31, 2020. The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the Federal Reserve Bank of New York.  Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

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

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income.  Net unrealized losses on such equity securities were $12 million and $21 million in the first quarters of 2021 and 2020, respectively, compared with net unrealized gains of $2 million in the final quarter of 2020. Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the first quarters of 2021 or 2020 or in the final 2020 quarter. Based on management’s assessment of future cash flows associated with individual investment securities as of March 31, 2021, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities.  Those other earning assets in the aggregate averaged $28.4 billion in the recently completed quarter, compared with $7.4 billion in the first quarter of 2020 and $26.1 billion in the final quarter of 2020.  Interest-bearing deposits at banks averaged $27.7 billion, $6.1 billion and $22.2 billion during the three months ended March 31, 2021, March 31, 2020 and December 31, 2020, respectively.  The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.  The higher balances in the two most recent quarters compared with the year-earlier period reflect increased commercial and consumer deposit balances.  Agreements to resell securities averaged $678 million, $1.2 billion and $3.8 billion for the quarters ended March 31, 2021, March 31, 2020 and December 31, 2020, respectively.

As a result of the changes described herein, average earning assets totaled $134.4 billion in the most recent quarter, compared with $108.2 billion and $131.9 billion in the first and fourth quarters of 2020, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $120.2 billion in the first quarter of 2021, up 32% from $90.9 billion in the similar 2020 quarter. The increase in average core deposits in the recent quarter as compared with the first quarter of 2020 reflected higher balances of noninterest-bearing deposits and savings and interest-checking deposits. Average balances of savings and interest-checking core deposits rose $12.4 billion or 23% to $66.0 billion in the first 2021 quarter from $53.6 billion in the year-earlier quarter.  Average noninterest-bearing deposits increased $18.4 billion or 57% to $50.9 billion in the recent quarter from $32.5 billion in the first 2020 quarter. Those increases were largely due to higher average deposits of commercial customers, but also reflect higher levels of consumer deposits and deposits associated with residential mortgage servicing activities. Average core deposits were $115.2 billion in the fourth quarter of 2020. Average savings and interest-checking core deposits increased $1.4 billion or 2% in the first 2021 quarter from $64.7 billion in the immediately preceding quarter. Average noninterest-bearing deposits in the recent quarter were $4.0 billion or 8% higher than the fourth quarter 2020 average of $46.9 billion, reflecting higher levels of liquidity being maintained by many commercial and consumer customers. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2021	2020	2020
	(In millions)

Savings and interest-checking deposits	$66,036	23%	2%
Time deposits	3,256	(32)	(9)
Noninterest-bearing deposits	50,860	57	8
Total	$120,152	32%	4%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, deposits associated with the Company’s Cayman Islands office and brokered deposits.  Time deposits over $250,000, excluding brokered deposits, averaged $477 million in the recent quarter, compared with $872 million in the first quarter of 2020 and $521 million in the fourth 2020 quarter. The decreases in such deposits since the first quarter of 2020 were predominantly the result of maturities of higher-rate time deposits. Cayman Islands office deposits averaged $683 million for the quarter ended March 31, 2021, compared with $1.7 billion for the quarter ended March 31, 2020 and $826 million for the quarter ended December 31, 2020. The decreases in such deposits in the two most recent quarters as compared with the first quarter of 2020 reflect customer reaction to the declines in short-term interest rates that followed actions by the Federal Reserve in March 2020. The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $4.4 billion during each of the recent quarter and the fourth quarter of 2020, compared with $2.7 billion in the first quarter of 2020.

The table below summarizes average total deposits for the quarters ended March 31, 2021, December 31, 2020 and March 31, 2020.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended March 31, 2021
Savings and interest-checking deposits	$32,499	$5,747	$32,212	$70,458
Time deposits	3,492	44	196	3,732
Noninterest-bearing deposits	7,845	7,032	35,983	50,860
Deposits at Cayman Islands office	—	—	683	683
Total	$43,836	$12,823	$69,074	$125,733

Three Months Ended December 31, 2020
Savings and interest-checking deposits	$30,882	$5,432	$32,819	$69,133
Time deposits	3,870	46	197	4,113
Noninterest-bearing deposits	7,165	6,442	33,297	46,904
Deposits at Cayman Islands office	—	—	826	826
Total	$41,917	$11,920	$67,139	$120,976

Three Months Ended March 31, 2020
Savings and interest-checking deposits	$26,920	$6,181	$23,265	$56,366
Time deposits	5,265	52	355	5,672
Noninterest-bearing deposits	5,661	5,080	21,715	32,456
Deposits at Cayman Islands office	—	—	1,672	1,672
Total	$37,846	$11,313	$47,007	$96,166

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $62 million in the first quarter of 2021, compared with $58 million in the year-earlier quarter and $64 million in the fourth quarter of 2020.

Long-term borrowings averaged $3.9 billion in the recent quarter, compared $6.2 billion in the first quarter of 2020 and $5.3 billion in the fourth quarter of 2020. Average balances of outstanding senior notes were $2.5 billion, $4.2 billion and $3.4 billion during the three months ended March 31, 2021, March 31, 2020 and December 31, 2020, respectively. In July 2020, M&T Bank redeemed $750 million of fixed rate senior notes and in December  2020, redeemed $650 million of fixed rate senior notes that were due to mature on January 25, 2021.  In addition, in January 2021, $350 million of variable rate senior notes matured.  Subordinated capital notes included in long-term borrowings averaged $828 million in the three-month period ended March 31, 2021 and $1.4 billion in each of the three-month periods ended March 31, 2020 and December 31, 2020.  On March 1, 2021, M&T Bank redeemed $500 million of subordinated capital notes that were due to mature on December 1, 2021, and during December 2020, $409 million of subordinated capital notes matured. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $529 million, $525 million and $528 million during the first quarters of 2021 and 2020 and the final 2020 quarter, respectively. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt.  As of March 31, 2021, interest rate swap agreements were used as fair value hedges of approximately $1.65 billion of outstanding fixed rate long-term borrowings.  Additionally, interest rate swap agreements with a notional amount of $17.35 billion were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans.  Further information on interest rate swap agreements is provided herein and in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.90% in the recent quarter, compared with 3.35% in the initial 2020 quarter.  The yield on earning assets during the first three months of 2021 was 3.08%, down 110 basis points from 4.18% in the similar 2020 period, while the rate paid on interest-bearing liabilities declined 65 basis points to .18% in the recent quarter from .83% in the year-earlier period.  In the fourth quarter of 2020, the net interest spread was also 2.90%, the yield on earning assets was 3.15% and the rate paid on interest-bearing liabilities was .25%. The narrowing of the net interest spread in the two most recent quarters as compared with the initial quarter of 2020 period reflects the decreases in short-term interest rates initiated by the Federal Reserve during March 2020.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $55.6 billion in the first quarter of 2021, compared with $38.2 billion in the year-earlier quarter and $52.5 billion in the fourth 2020 quarter.  The increase in average net interest-free funds in the two most recent quarters as compared with the initial 2020 quarter reflects higher average balances of noninterest-bearing deposits. Shareholders’ equity averaged $16.3 billion during the three-month period ended March 31, 2021, $15.7 billion during the year-earlier period and $16.2 billion during the three-month period ended December 31, 2020.  Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of the quarters noted herein. The cash surrender value of bank owned life insurance averaged $1.9 billion in the three-month period ended March 31, 2021 and $1.8 billion in each of the three-month periods ended March 31, 2020 and December 31, 2020. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .07% in the first quarter of 2021, compared with .30% and .10% in the first quarter of 2020 and the fourth quarter of 2020, respectively. The reduced contribution of net interest-free funds to net interest margin in the two most recent quarters as compared with the first quarter of 2020 reflects the lower rates on interest-bearing liabilities used to value net interest-free funds.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 2.97% in the first quarter of 2021, compared with 3.65% in the year-earlier period and 3.00% in the fourth quarter of 2020.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $19.0 billion (excluding $18.7 billion of forward-starting swap agreements) at March 31, 2021, $16.4 billion (excluding $41.8 billion of forward-starting swap agreements) at March 31, 2020 and $19.0 billion (excluding $32.1 billion of forward-starting swap agreements) at December 31, 2020. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At each of March 31, 2021 and December 31, 2020, interest rate swap agreements with notional amounts of $17.35 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $13.35 billion at March 31, 2020.  Interest rate swap agreements with notional amounts of $1.65 billion at each of March 31, 2021 and December 31, 2020 and $3.05 billion at March 31, 2020 were serving as fair value hedges of fixed rate long-

term borrowings. The Company has entered into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges, and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended March 31, 2021, March 31, 2020 and December 31, 2020 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 10 of Notes to Financial Statements. Information regarding the effective portion of cash flow hedges is presented in note 9 of Notes to Financial Statements.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 1.89% and .17%, respectively, at March 31, 2021.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended March 31
.	2021		2020
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$82,044	.25%	$32,041	.12%
Interest expense	(8,647)	(.04)	(3,765)	(.02)
Net interest income/margin	$90,691	.27%	$35,806	.13%
Average notional amount (c)	$18,822,222		$16,650,549
Rate received (b)		2.14%		2.51%
Rate paid (b)		.21%		1.66%
(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the period.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others.  The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, and longer-term borrowings.  M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities.  The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes.  The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios.  The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital.  At March 31, 2021 and December 31, 2020, long-term borrowings aggregated $3.5 billion and $4.4 billion, respectively.

Cayman Islands office deposits have been used by some customers of the Company as an alternative to other deposit and investment products.  Cayman Islands office deposits totaled $642 million at March 31, 2021, $1.2 billion at March 31, 2020 and $652 million at December 31, 2020. The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $4.4 billion at March 31, 2021, $3.1 billion at March 31, 2020 and $4.5 billion at December 31, 2020.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at March 31, 2021 or December 31, 2020.  The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $725 million at each of March 31, 2021 and December 31, 2020, compared with $850 million at March 31, 2020. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at March 31, 2021 approximately $969 million was available for payment of dividends to M&T from bank subsidiaries.  M&T also may obtain funding through long-term borrowings.  Outstanding senior notes of M&T at March 31, 2021 and December 31, 2020 were $779 million and $783 million, respectively.  Junior subordinated debentures of M&T associated with trust preferred securities outstanding at March 31, 2021 and December 31, 2020 totaled $529 million and $528 million, respectively.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the ordinary course of business.  Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At March 31, 2021, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $19.0 billion.  In addition, the Company has entered into $18.7 billion of forward-starting interest rate swap agreements.

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

The accompanying table as of March 31, 2021 and December 31, 2020 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	March 31, 2021	December 31, 2020
	(In thousands)

+200 basis points	$355,300	324,684
+100 basis points	198,399	182,661
-100 basis points	(73,650)	(61,792)

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

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets.  That impact is most notable on the values assigned to some of the Company’s investment securities.  Information about the fair valuation of investment securities is presented in notes 3 and 12 of Notes to Financial Statements.

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $36.2 billion at March 31, 2021, $36.7 billion at March 31, 2020 and $37.8 billion at December 31, 2020. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $910 million at March 31, 2021, compared with $928 million at March 31, 2020 and $776 million at December 31, 2020.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet were $687 million and $95 million, respectively, at March 31, 2021 and $1.1 billion and $117 million, respectively, at December 31, 2020.  The fair value asset and liability amounts at March 31, 2021 have been reduced by contractual settlements of $55 million and $502 million, respectively, and at December 31, 2020 have been reduced by contractual settlements of $6 million and $806 million, respectively. The lower balance of trading account assets at March 31, 2021 as compared with December 31, 2020 was largely the result of decreased values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments. Included in trading account assets were assets related to deferred compensation plans aggregating $20 million at March 31, 2021, compared with $19 million March 31, 2020 and $21 million December 31, 2020.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at each of March 31, 2021 and December 31, 2020 were $24 million of liabilities related to deferred compensation plans, compared with $22 million at March 31, 2020.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $29 million at each of March 31, 2021, March 31, 2020 and December 31, 2020.

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

Provision for Credit Losses

A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.  A provision for credit losses recapture was recorded in the first quarter of 2021 for $25 million, compared with provisions of $250 million in the year-earlier quarter and $75 million in the fourth quarter of 2020. The provision recapture in the recent quarter reflects improvements in macroeconomic forecasts at March 31, 2021 as compared with previous forecasts.  Nevertheless, the impact of those improvements was cautiously evaluated given the somewhat uneven and incomplete recovery evident in the economy through the recent quarter-end.  The level of the provisions in the 2020 quarters reflected projections of expected credit losses that were based on economic forecasts at those dates. The Company’s estimates of expected losses reflect the ongoing impacts of the COVID-19 pandemic on economic activity, concerns about commercial real estate values in the hospitality and office building sectors, and the ultimate collectability of  real estate loans where borrowers requested repayment forbearance. Net charge-offs of loans were $75 million in the recent quarter, $49 million in the first quarter of 2020 and $97 million in the fourth quarter of 2020.  Net charge-offs as an annualized percentage of average loans and leases were .31% in the first quarter of 2021, .22% in the year-earlier quarter and .39% in the final quarter of 2020. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	First Quarter 2021	First Quarter 2020	Fourth Quarter 2020
	(In thousands)

Commercial, financial, leasing, etc.	$4,434	13,122	67,002
Real estate:
Commercial	54,092	834	12,105
Residential	366	3,428	(538)
Consumer	16,289	31,778	18,549
	$75,181	49,162	97,118

The higher levels of net charge-offs of commercial loans in the fourth quarter of 2020 and commercial real estate loans in the first quarter of 2021 reflect the impact of the COVID-19 pandemic on borrowers’ abilities to repay loans associated with the retail, office building and hospitality sectors.  Included in net charge-offs of consumer loans were net charge-offs of: automobile loans of $2 million in the recent quarter, $7 million in the first quarter of

2020 and $4 million in the final quarter of 2020; recreational finance loans of $7 million in the first quarter of 2021, $9 million in the year-earlier quarter and $8 million in the fourth 2020 quarter; and home equity loans and lines of credit secured by one-to-four family residential properties of $2 million in last year’s first quarter and less than $1 million in the final 2020 quarter, compared with net recoveries of less than $1 million in the initial 2021 quarter.

Nonaccrual loans aggregated $1.96 billion or 1.97% of total loans and leases outstanding at March 31, 2021, compared with $1.06 billion or 1.13% at March 31, 2020 and $1.89 billion or 1.92% at December 31, 2020. The higher level of nonaccrual loans at the past two quarter-ends as compared with March 31, 2020 reflects the continuing impact of the pandemic on borrowers’ ability to make contractual payments on their loans, most notably loans in the hospitality sector.

Accruing loans past due 90 days or more were $1.08 billion or 1.09% of loans and leases at March 31, 2021, compared with $530 million or .56% at March 31, 2020 and $859 million or .87% of outstanding loans at December 31, 2020.  Accruing loans past due 90 days or more included loans guaranteed by government-related entities of $1.04 billion, $464 million and $798 million at March 31, 2021, March 31, 2020 and December 31, 2020, respectively.  Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were purchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of those purchased loans that are guaranteed by government-related entities totaled $1.01 billion at March 31, 2021, $439 million a year earlier and $764 million at December 31, 2020. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. In addition to the past due loans, the Company also has $2.4 billion of government-guaranteed residential mortgage loans that are not considered delinquent because the borrower has requested and received a COVID-19 related payment deferral. In general, those loans were also purchased to reduce associated servicing costs as described above and also remain covered by the insurance or guarantee of the applicable government-related entity, but are not considered to be past due in accordance with the accounting treatment afforded under the CARES Act and related regulatory and financial accounting guidance as described below and in note 1 of Notes to Financial Statements in M&T’s 2020 Annual Report.

Loans that were 30-89 days past due were $692 million at March 31, 2021, compared with $1.4 billion at March 31, 2020 and $662 million at December 31, 2020.  The lower levels of such past due loans at March 31, 2021 and December 31, 2020 were a result of loan payments received, many of which resulted in return to current status, and migrations of loans to nonaccrual status.  COVID-19 related payment deferral modifications resulted in such loans being classified as current in accordance with regulatory guidance and, as a result, did not contribute in incremental additions to loans categorized as 30-89 days past due.

The United States has been operating under a state of emergency related to the COVID-19 pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in economic activity that severely hampered the ability of some businesses and consumers to meet their repayment obligations.  The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as delinquent or as troubled debt restructurings. Modifications may include payment deferrals (including extensions of maturity dates), covenant waivers and fee waivers. The Company has worked with its customers affected by COVID-19 and, as previously noted, has granted modifications across many of its loan portfolios.  To the extent that such modifications met the criteria previously described, such modifications have not been classified as delinquent or as troubled debt restructurings. A summary of loans for which COVID-19 forbearances have been granted and which are not considered impaired or past due is presented herein and in note 4 of Notes to Financial Statements.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $417 million, $176 million and $342 million at March 31, 2021, March 31, 2020 and December 31, 2020, respectively.

Commercial loans and leases classified as nonaccrual totaled $295 million, $287 million and $307 million at March 31, 2021, March 31, 2020, and December 31, 2020, respectively. Commercial real estate loans in nonaccrual status aggregated $952 million, $227 million and $891 million at March 31, 2021, March 31, 2020 and December 31, 2020, respectively. The increases in commercial real estate loans in nonaccrual status at the two most recent quarter-ends as compared with March 31, 2020 were largely due to the addition of $530 million of hotel loans in the second half of 2020.

Nonaccrual residential real estate loans totaled $529 million at March 31, 2021, compared with $413 million at March 31, 2020, and $513 million at December 31, 2020. The increases at the two most recent quarter-ends as compared with the year-earlier date were largely reflective of the effect of recent economic conditions on borrowers. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $143 million at March 31, 2021, compared with $119 million at March 31, 2020 and $147 million at December 31, 2020.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans.  Residential real estate loans past due 90 days or more and accruing interest aggregated $1.04 billion at March 31, 2021, compared with $474 million at March 31, 2020, and $793 million at December 31, 2020. Those amounts related to government-guaranteed loans as previously noted. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2021 is presented in the accompanying table.

Nonaccrual consumer loans were $182 million at March 31, 2021, compared with $135 million at March 31, 2020 and $183 million at December 31, 2020. Included in nonaccrual consumer loans at March 31, 2021, March 31, 2020 and December 31, 2020 were: automobile loans of $38 million, $19 million, and $39 million, respectively; recreational finance loans of $27 million, $13 million, and $26 million,  respectively; and outstanding balances of home equity loans and lines of credit of $79 million, $63 million, and $79 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended March 31, 2021 is presented in the accompanying table.

Information about past due and nonaccrual loans as of March 31, 2021 and December 31, 2020 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	March 31, 2021			March 31, 2021
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,200,203	$141,164	2.71%	$479	.04%
Pennsylvania	1,086,503	14,167	1.30	37	.01
Maryland	1,431,249	18,677	1.30	166	.05
New Jersey	2,693,751	98,043	3.64	(105)	(.02)
Other Mid-Atlantic (a)	1,231,129	20,748	1.69	30	.01
Other	4,100,034	92,329	2.25	117	.01
Total	$15,742,869	$385,128	2.45%	$724	.02%
Residential construction loans:
New York	$20,716	$146	.70%	$—	—%
Pennsylvania	7,885	234	2.97	—	—
Maryland	10,865	—	—	—	—
New Jersey	12,259	—	—	—	—
Other Mid-Atlantic (a)	18,023	—	—	—	—
Other	5,522	—	—	—	—
Total	$75,270	$380	.50%	$—	—%
Limited documentation first mortgages:
New York	$700,474	$62,940	8.99%	$3	—%
Pennsylvania	30,707	5,351	17.43	21	.26
Maryland	17,787	2,606	14.65	—	—
New Jersey	563,583	46,384	8.23	—	—
Other Mid-Atlantic (a)	16,025	1,522	9.50	(1)	(.02)
Other	202,968	24,266	11.96	(381)	(.72)
Total	$1,531,544	$143,069	9.34%	$(358)	(.09%)
First lien home equity loans and lines of credit:
New York	$975,698	$17,912	1.84%	$124	.05%
Pennsylvania	593,748	10,203	1.72	200	.13
Maryland	477,952	11,422	2.39	274	.23
New Jersey	72,202	1,360	1.88	(6)	(.03)
Other Mid-Atlantic (a)	166,160	2,778	1.67	8	.02
Other	30,766	1,222	3.97	50	.68
Total	$2,316,526	$44,897	1.94%	$650	.11%
Junior lien home equity loans and lines of credit:
New York	$577,053	$15,194	2.63%	$46	.03%
Pennsylvania	204,839	2,550	1.24	(115)	(.22)
Maryland	398,677	10,053	2.52	(86)	(.08)
New Jersey	93,556	1,086	1.16	(1,168)	(5.12)
Other Mid-Atlantic (a)	180,941	4,276	2.36	(43)	(.09)
Other	40,093	945	2.36	(94)	(.93)
Total	$1,495,159	$34,104	2.28%	$(1,460)	(.39%)
Limited documentation junior lien:
New York	$407	$21	5.16%	$(2)	(1.77%)
Pennsylvania	156	24	15.38	10	22.56
Maryland	803	25	3.11	(1)	(.41)
New Jersey	118	—	—	—	—
Other Mid-Atlantic (a)	477	32	6.71	—	—
Other	2,157	85	3.94	8	1.43
Total	$4,118	$187	4.54%	$15	1.46%

(a)Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $30 million at March 31, 2021, compared with $84 million at March 31, 2020 and $35 million at December 31, 2020.  The decline from March 31, 2020 is largely reflective of foreclosure moratoriums imposed by government authorities in numerous jurisdictions. Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended March 31, 2021, March 31, 2020 and December 31, 2020. At March 31, 2021, the Company’s holdings of residential real estate-related properties comprised approximately 81% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

	2021	2020 Quarters
	First Quarter	Fourth	Third	Second	First
	(Dollars in thousands)

Nonaccrual loans	$1,957,106	1,893,299	1,239,972	1,156,650	1,061,748
Real estate and other foreclosed assets	29,797	34,668	49,872	66,763	83,605
Total nonperforming assets	$1,986,903	1,927,967	1,289,844	1,223,413	1,145,353
Accruing loans past due 90 days or more(a)	$1,084,553	859,208	527,258	535,755	530,317
Government guaranteed loans included in totals above:
Nonaccrual loans	$51,668	48,820	45,975	51,165	50,561
Accruing loans past due 90 days or more	1,044,599	798,121	505,446	454,269	464,243
Renegotiated loans	$242,121	238,994	242,581	234,768	232,439

Nonaccrual loans to total loans and leases, net of unearned discount	1.97%	1.92%	1.26%	1.18%	1.13%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.00%	1.96%	1.31%	1.25%	1.22%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	1.09%	.87%	.54%	.55%	.56%

(a)Predominantly residential real estate loans.

Management determines the allowance for credit losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan and lease portfolio.  A description of the methodologies used by the Company to estimate its allowance for credit losses can be found in note 4 of Notes to Financial Statements.

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis.  For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of March 31, 2021, concerns existed about the somewhat uneven and incomplete recovery evident in the economy related to the COVID-19 pandemic, despite recent improvements in macroeconomic forecasts; the ultimate effectiveness of economic stimulus being provided by the U.S. government; the volatile nature of global markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; the extent to which additional repayment forbearance might be requested by borrowers, in particular commercial real estate borrowers; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 49% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that could see lingering effects of the economic downturn. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and through the loss estimation modeling and other techniques used by the Company are generally considered to possess lower expected losses when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed higher expected loss amounts when determining the allowance for credit losses. A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. During 2021 and 2020, the Company re-graded significant portions of its commercial loans and commercial real estate loans, particularly those that were affected by COVID-19 impacts. Criticized commercial loans and commercial real estate loans totaled $8.4 billion at March 31, 2021, compared with $2.4 billion at March 31, 2020, and $7.2 billion at December 31, 2020. The rise in criticized loans at the two most recent quarter-ends as compared to March 31, 2020 reflects the impact of the pandemic on borrowers’ financial condition and the continuing re-grading of loans by the Company.

The COVID-19 pandemic and related governmental responses led to a significant reduction in economic activity that has been detrimental to many borrowers across the Company’s geographic regions. Borrowers have been and will likely continue to be adversely impacted by the economic effects of the COVID-19 pandemic. Summaries of loans outstanding as of March 31, 2021 for which borrowers have been granted a COVID-19 related forbearance and loans extended under the PPP are provided in the accompanying table. Of the COVID-19 related modifications with payment deferrals at March 31, 2021, substantially all are scheduled to expire during 2021.

As commercial loans and commercial real estate loans were approved for modifications related to COVID-19, loan officers and credit department personnel reviewed and reassigned loan grades, as deemed appropriate. The Company assessed loans considering the creditworthiness of the borrower, collateral values, the financial condition of any guarantors, and the expected collectability of contractual principal and interest payments. Loan-to-collateral values on investor-owned loans are generally relatively low and oftentimes the loans include some form of recourse. Loans secured by residential real estate with a COVID-19 payment forbearance were evaluated for collectability based on the borrower’s ability to repay considering past performance and estimated collateral values. If collectability was considered doubtful, loans were classified as nonaccrual.

Loan officers in different geographic locations with the support of the Company’s credit department personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company re-assessed its loan grades for those borrowers most impacted by COVID-19 in 2020 and expects that loans will continue to be regraded in subsequent periods as more information becomes available. At least annually, however, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis is performed. On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

COVID-19 RELATED LOANS AND LEASES DATA

	March 31, 2021
			COVID-19 Forbearance
Commercial, financial, leasing, etc.	Total	PPP	Payment Deferrals(a)		Other Forbearances(b)	Total
	(Dollars in millions)
Industry
Services	$5,519	$1,895	$9		$69	$78
Motor vehicle and recreational finance dealers	4,319	323	—		3	3
Manufacturing	3,664	621	1		21	22
Wholesale	2,188	333	—		31	31
Construction	2,084	1,025	—		—	—
Financial and insurance	2,084	57	21		4	25
Health services	2,028	728	—		—	—
Retail	1,845	534	3		—	3
Real estate investors	1,623	189	10		—	10
Transportation, communications, utilities	1,590	286	17		3	20
Other	867	164	—		25	25
Total commercial, financial, leasing, etc.	27,811	6,155	61		156	217
Commercial real estate
Investor-owned
Permanent finance by property type
Retail/Service	4,712	—	96		3	99
Apartments/Multifamily	4,452	—	17		—	17
Office	4,265	—	2		2	4
Hotel	2,647	—	250		319	569
Health facilities	2,521	—	70		28	98
Industrial/Warehouse	1,422	—	1		—	1
Other	304	—	37		—	37
Total permanent	20,323	—	473		352	825
Total construction/development	9,659	—	72		101	173
Total investor-owned	29,982	—	545		453	998
Owner-occupied by industry
Other services	1,441	—	26		—	26
Motor vehicle and recreational finance dealers	1,307	—	4		—	4
Retail	1,182	—	2		2	4
Health services	920	—	1		7	8
Wholesale	767	—	—		1	1
Manufacturing	594	—	1		—	1
Other	1,233	—	—		—	—
Total owner-occupied	7,444	—	34		10	44
Total commercial real estate	37,426	—	579		463	1,042
Residential real estate	17,350	—	3,315	(c)	—	3,315
Consumer
Recreational finance	7,282	—	14		—	14
Automobile	4,245	—	25		—	25
Homes equity lines and loans	3,816	—	19		—	19
Other	1,369	—	1		—	1
Total consumer	16,712	—	59		—	59
Total	$99,299	$6,155	$4,014		$619	$4,633
(a)	Represents accruing loans at March 31, 2021 for which a COVID-19 related payment deferral (including maturity extensions) has been granted.
(b)	Consists predominantly of accruing loans for which a COVID-19 related covenant waiver has been granted.
(c)	Includes $2.4 billion of government-guaranteed loans.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At March 31, 2021, approximately 61% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 60% (or approximately 23% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2021 approximately 84% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 22%were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at March 31, 2021, March 31, 2020 and December 31, 2020 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists.  The assumptions utilized as of March 31, 2021 included a decrease in the unemployment rate in the first quarter of 2021 to approximately 6.2% from 6.8% at the end of the fourth quarter of 2020, followed by a gradual decrease of the unemployment rate through the first quarter of 2023 to 4.2%. The forecast assumes that GDP grows at a 6.3% annual rate during 2021 resulting in GDP returning to pre-pandemic levels during 2021.The commercial real estate price index was assumed to be flat from pre-pandemic levels over the next two years. Residential real estate prices were not assumed to fluctuate significantly. The forecast considered approved government stimulus through March 31, 2021, but not any further fiscal or monetary actions. The assumptions utilized as of December 31, 2020 included the national unemployment rate continuing at elevated levels, on average 6.9% through 2021, followed by a gradual return to long-term historical averages by the end of 2022. The forecast also assumed gross domestic product to grow at a 4.1% annual rate during 2021 resulting in a return to pre-pandemic levels by the end of 2022. Commercial real estate prices were assumed to decline by 6.8% in 2021, followed by improvement. Residential real estate prices were not assumed to fluctuate significantly. The forecast considered approved government stimulus at the end of 2020, but not any further fiscal or monetary actions. The forecast at March 31, 2020 reflected a sharp contraction of economic activity in the second quarter of

2020 resulting in a projected unemployment rate of 9.3% and an annualized rate of decrease in gross domestic product as low as 26.1%. The assumptions utilized were based on information available to the Company at or near March 31, 2021, December 31, 2020 and March 31, 2020 at the time it was preparing its estimate of expected credit losses as of those dates.

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that influence its loss estimation process.  Geopolitical conditions assessed at the end of the first quarter in 2021 included the potential impact of COVID-19 on economic activity that could influence the ability of customers to repay loan amounts in accordance with their contractual obligations.  With respect to economic forecasts the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period and of more negative or positive outcomes on its allowance for credit losses. Economic forecasts have changed rapidly in the recent past due to the uncertain impacts of COVID-19.  Generally, an increase in unemployment rate or a decrease in any of the rate of change in gross domestic product, commercial real estate prices or home prices would have an adverse impact on expected credit losses and would likely result in an increase to the allowance for credit losses. Further information about the Company’s methodology to estimate expected credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at March 31, 2021 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.64 billion at March 31, 2021, compared with $1.38 billion at March 31, 2020 and $1.74 billion at December 31, 2020. As a percentage of loans outstanding, the allowance was 1.65% at March 31, 2021, 1.47% at March 31, 2020 and 1.76% at December 31, 2020. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $506 million in the first quarter of 2021, compared with $529 million in the year-earlier quarter and $551 million in the final quarter of 2020.  The lower level of other income as compared with the first quarter of 2020 resulted from declines in trading account and foreign exchange gains and service charges on deposit accounts, and a $23 million distribution from BLG in the initial quarter of 2020. Those factors were partially offset by increased residential mortgage banking revenues and trust income. The decreased income in the recent quarter as compared with the immediately preceding quarter predominantly reflects a fourth quarter 2020 distribution of $30 million from BLG and unrealized losses on investment securities.

Mortgage banking revenues were $139 million in the recent quarter, compared with $128 million in the first quarter of 2020 and $140 million in the final 2020 quarter.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $107 million in the initial quarter of 2021, $98 million in the similar quarter of 2020 and $95 million in the fourth quarter of 2020. As compared with the respective prior quarters, the higher residential mortgage banking revenues in the recent quarter resulted from increased gains associated with loans held for sale and related commitments, reflecting higher origination volumes and improved margins.

New commitments to originate residential real estate loans to be sold were approximately $1.3 billion in the first quarter of 2021, compared with $919 million in the year-earlier quarter and $1.2 billion in the fourth quarter of

2020. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of  $50 million in the first quarter of 2021, $32 million in the corresponding period of 2020 and $43 million in 2020’s final quarter.

Loans held for sale that were secured by residential real estate aggregated $773 million at March 31, 2021, $374 million at March 31, 2020 and $777 million at December 31, 2020.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $1.53 billion and $1.08 billion, respectively, at March 31, 2021, compared with $782 million and $712 million, respectively, at March 31, 2020 and $1.47 billion and $1.03 billion, respectively, at December 31, 2020.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $48 million at March 31, 2021, $17 million at March 31, 2020 and $52 million at December 31, 2020. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $4 million in the recent quarter and $7 million in the final 2020 quarter, compared with net increases in revenues of $5 million in the first quarter of 2020.

Revenues from servicing residential real estate loans for others were $57 million during the quarter ended March 31, 2021, compared with $67 million and $52 million during the three months ended March 31, 2020 and December 31, 2020, respectively. Residential real estate loans serviced for others totaled $95.0 billion at March 31, 2021, $93.5 billion at March 31, 2020 and $94.4 billion at December 31, 2020. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $69.7 billion, $61.9 billion and $68.1 billion at March 31, 2021, March 31, 2020 and December 31, 2020, respectively. Revenues earned for sub-servicing loans totaled $34 million during the recent quarter, $37 million in the first quarter of 2020 and $28 million in the final quarter of 2020. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Capitalized residential mortgage servicing assets totaled $218 million at March 31, 2021 (net of a $21 million valuation allowance), $224 million at March 31, 2020 (net of a $17 million valuation allowance) and $201 million at December 31, 2020 (net of a $30 million valuation allowance).  During the recent quarter, the valuation allowance for capitalized residential mortgage servicing rights was reduced by $9 million, compared with additions to the valuation allowance of $10 million and $3 million in the first and fourth quarters of 2020, respectively. Those increases and decreases in the valuation allowance resulted from changes in the estimated fair value of capitalized mortgage servicing rights that reflected the impact of changes in interest rates on the expected rate of residential mortgage loan prepayments.

Commercial mortgage banking revenues totaled $32 million in the first quarter of 2021, compared with $30 million in the first quarter of 2020 and $45 million in the fourth quarter of 2020.  Included in such amounts were revenues from loan origination and sales activities of $17 million and $14 million in the first quarters of 2021 and 2020 respectively, and $31 million in the fourth quarter of 2020. Commercial real estate loans originated for sale to other investors were approximately $619 million in the recent quarter, compared with $611 million in the first quarter of 2020 and $1.1 billion in the fourth quarter of 2020. Loan servicing revenues totaled $15 million in the first quarter of 2021, compared with $16 million and $14 million in the first and fourth quarters of 2020, respectively. Capitalized commercial mortgage servicing assets were $136 million and $129 million at March 31, 2021 and 2020, respectively, and $133 million at December 31, 2020. Commercial real estate loans serviced for other investors totaled $22.6 billion at March 31, 2021, $21.0 billion at March 31, 2020 and $22.2 billion at December 31, 2020. Those servicing amounts included $4.0 billion at each of March 31, 2021 and December 31, 2020 and $3.8 billion at March 31, 2020 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.3 billion at each of March 31, 2021, March 31, 2020 and December 31, 2020.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $348 million and $250 million, respectively, at March 31, 2021, $542 million and $291 million, respectively, at March 31, 2020 and $641 million and $364 million, respectively, at December 31, 2020. Commercial real estate loans held for sale at March 31, 2021, March 31, 2020 and December 31, 2020 were $99 million, $250 million and $278 million, respectively.

Service charges on deposit accounts were $93 million and $106 million in the first quarters of 2021 and 2020, respectively, and $96 million in the final quarter of 2020.  The declines in such service charges in the two most recent quarters as compared with the first quarter of 2020 resulted predominantly from lower consumer service charges, largely resulting from higher customer deposit balances offsetting transaction-based fees, largely overdraft fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust income aggregated $156 million in the first quarter of 2021, compared with $149 million in the year-earlier quarter and $151 million in the fourth quarter of 2020.  Revenues associated with the ICS business were approximately $89 million during the quarter ended March 31, 2021, compared with $85 million and $86 million during the quarters ended March 31, 2020 and December 31, 2020, respectively. The higher revenues in the recent quarter as compared with the respective 2020 quarters were largely attributable to increased retirement services income resulting from growth in collective fund balances. Revenues attributable to WAS totaled approximately $59 million in each of three-month periods ended March 31, 2021 and December 31, 2020 and $56 million during the three-month period ended March 31, 2020. The higher revenues in the recent quarter as compared with the initial 2020 quarter were largely attributable to favorable equity market performance that was partially offset by proprietary fund money market fee waivers as a result of the current interest rate environment.  Trust assets under management were $141.5 billion, $103.6 billion and $135.8 billion at March 31, 2021, March 31, 2020 and December 31, 2020, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $12.7 billion, $12.8 billion and $12.9 billion at March 31, 2021, March 31, 2020 and December 31, 2020, respectively.  Additional trust income from investment management activities was $8 million in each of the first quarters of 2021 and 2020 and $6 million in the fourth 2020 quarter, and is predominantly comprised of fees earned from retail customer investment accounts.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $13 million in each of the first quarters of 2021 and 2020 and $12 million in the fourth quarter of 2020.  Trading account and foreign exchange activity resulted in gains of $6 million, $21 million and $7 million during the quarters ended March 31, 2021, March 31, 2020 and December 31, 2020, respectively.  The lower gains in the two most recent quarters as compared with the first quarter of 2020 were predominantly due to decreased activity related to interest rate swap agreements executed on behalf of commercial customers.  The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net losses on investment securities of $12 million in the recent quarter and $21 million in the first quarter of 2020, compared with net gains of $2 million in the fourth quarter of 2020.  The gains and losses represented unrealized gains and losses on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations were $111 million in the first quarter of 2021, compared with $133 million in the corresponding 2020 period and $143 million in the fourth quarter of 2020. The primary factor for the decrease in such revenues in the recent quarter as compared with the first and fourth quarters of 2020 was distributions from BLG in the 2020 periods. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $31 million in the recent quarter, $32 million in the year-earlier quarter and $26 million in the final quarter of 2020.  Revenues from merchant discount and credit card fees were $26 million in the first quarter of 2021, compared with $30 million in the year-earlier quarter and and $31 million in the fourth quarter of 2020. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $10 million in each of the first quarter of 2021 and fourth quarter of 2020 and $12 million in the first quarter of 2020. Insurance-related sales commissions and other revenues totaled $14 million in the quarter ended March 31, 2021, compared with $15 million in the first quarter of 2020 and $11 million in the fourth quarter of 2020.  M&T’s investment in BLG resulted in income of $23 million and $30 million in the first and fourth quarters of 2020, respectively.  There was no similar income in the initial 2021 quarter.

Other Expense

Other expense totaled $919 million in the first quarter of 2021, compared with $906 million in the year-earlier quarter and $845 million in the final three months of 2020. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $3 million in each of the two most recent quarters and $4 million in the first quarter of 2020 and merger-related expenses of $10 million in the initial 2021 quarter. Exclusive of those nonoperating expenses, noninterest operating expenses were $907 million in the recent quarter, compared with $903 million in the year-earlier quarter and $842 million in the final 2020 quarter. As compared with the first quarter of 2020, higher expenses for salaries and employee benefits and professional services in the initial 2021 quarter were partially offset by a recent quarter reduction of the valuation allowance for capitalized residential mortgage servicing rights of $9 million. When compared with the fourth quarter of 2020, the recent quarter increase in noninterest operating expenses resulted from higher costs for salaries and employee benefits, reflecting seasonally higher stock-based compensation and employee benefits expenses during the recent quarter, and increased professional services expenses, partially offset by the recent quarter reduction of the valuation allowance for capitalized residential mortgage servicing rights. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $541 million in the first quarter of 2021, compared with $537 million in the year-earlier quarter and $476 million in the fourth quarter of 2020. The higher salaries and employee benefits expenses in the recent quarter as compared with the fourth quarter of 2020 reflect seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments that aggregated approximately $69 million. Similar expenses in the first quarter of 2020 were approximately $67 million. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2021 and 2020 included $34 million and $31 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $48 million and $43 million in the three-month periods ended March 31, 2021 and March 31, 2020, respectively, and $11 million in the three-month period ended December 31, 2020. The number of full-time equivalent employees was 17,157 at March 31, 2021, compared with 17,416 and 17,076 at March 31, 2020 and December 31, 2020, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $366 million in the each of the quarters ended March 31, 2021, March 31, 2020 and December 31, 2020. As compared with the first and fourth quarters of 2020, higher contributions made to The M&T Charitable Foundation and professional services costs in the recent quarter were offset by a $9 million reduction of the valuation allowance for capitalized residential mortgage servicing rights in the initial 2021 quarter (compared with  additions to that valuation allowance of $10 million and $3 million in the first and fourth quarters of 2020, respectively).

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 60.3% during the recent quarter, compared with 58.9% and 54.6% in the first quarter of 2020 and fourth quarter of 2020, respectively. The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $145 million in the first quarter of 2021, compared with $81 million in the year-earlier quarter and $149 million in the final quarter of 2020. The effective tax rates were 24.5%, 23.1% and 24.1% for the quarters ended March 31, 2021, March 31, 2020 and December 31, 2020, respectively.

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

Capital

Shareholders’ equity was $16.4 billion at March 31, 2021, representing 10.93% of total assets, compared with $15.8 billion or 12.70% a year earlier and $16.2 billion or 11.35% at December 31, 2020.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.25 billion at each of March 31, 2021, March 31, 2020 and December 31, 2020.

Common shareholders’ equity was $15.2 billion or $118.12 per share, at March 31, 2021, compared with $14.6 billion or $113.54 per share, a year earlier and $14.9 billion or $116.39 per share at December 31, 2020.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $82.35 at the end of the recent quarter, compared with $77.60 at March 31, 2020 and $80.52 at December 31, 2020.  The Company’s ratio of tangible common equity to tangible assets was 7.26% at March 31, 2021, compared with 8.30% a year earlier and 7.49% at December 31, 2020.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $122 million or $.95 per common share, at March 31, 2021, $135 million, or $1.05 per common share, at March 31, 2020 and $145 million, or $1.13 per common share, at December 31, 2020.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of March 31, 2021 and December 31, 2020 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at March 31, 2021 were pre-tax effect unrealized gains of $177 million on securities with an amortized cost of $4.1 billion and pre-tax effect unrealized losses of $7 million on securities with an amortized cost of $103 million.  Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 12 of Notes to Financial Statements.

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

As of March 31, 2021, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of March

31, 2021, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at March 31, 2021 and December 31, 2020 as the substantial majority of such investment securities were obligations backed by the U.S. government or its agencies.  The Company assessed the potential for expected credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at March 31, 2021 and December 31, 2020, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $73 million and $77 million, respectively, and a fair value of $68 million and $70 million, respectively.  At March 31, 2021, 81% of the mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of March 31, 2021, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $468 million, or $3.64 per common share, at March 31, 2021, $333 million or $2.60 per common share, at March 31, 2020 and $481 million or $3.75 per common share, at December 31, 2020.

On January 20, 2021, M&T’s Board of Directors authorized a stock repurchase plan to repurchase up to $800 million of shares of M&T’s common stock subject to all applicable regulatory limitations.  There were no repurchases pursuant to that repurchase plan in the first quarter of 2021, and M&T does not expect any repurchases while the acquisition of People’s United is pending. Pursuant to previously approved capital plans and authorizations by M&T’s Board of Directors, M&T repurchased 2,577,000 shares of its common stock for $374 million in the first quarter of 2020.  There were no repurchases of M&T common stock in the fourth quarter of 2020.

Cash dividends declared on M&T’s common stock totaled $143 million in each of the first quarters of 2021 and 2020, compared with $142 million in the final quarter of 2020.  Cash dividends declared on preferred stock aggregated $17 million in each of the two most recent quarters and in the first quarter of 2020.

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

The federal bank regulatory agencies have issued rules that allow banks and bank holding companies to phase-in the impact of adopting the expected credit loss accounting model on regulatory capital. Those rules allow banks and bank holding companies to delay for two years the day one impact on retained earnings of adopting the expected loss accounting standard and 25% of the cumulative change in the reported allowance for credit losses subsequent to the initial adoption, followed by a three-year transition period. M&T and its subsidiary banks adopted these rules and the impact is reflected in the regulatory capital ratios presented below.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2021 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2021

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.42%	11.29%	41.29%
Tier 1 capital	11.61%	11.29%	41.29%
Total capital	13.81%	13.01%	41.40%
Tier 1 leverage	8.49%	8.26%	9.84%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2020.

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

The Business Banking segment contributed net income of $46 million during the three-month period ended March 31, 2021, compared with $33 million in the first quarter of 2020 and $53 million in the fourth quarter of 2020. As compared with the year-earlier quarter, a $22 million increase in net interest income and a $6 million reduction in the provision for credit losses, due to lower net charge-offs, were partially offset by higher personnel-related costs of $4 million and a $3 million decrease in service charges on deposit accounts. The higher net interest income reflected higher average outstanding balances of deposits and loans of $5.0 billion and $2.6 billion, respectively, and a 76 basis point widening of the net interest margin on loans offset, in part, by a narrowing of the net interest margin on deposits of 111 basis points. The decline in net income in the initial 2021 quarter as compared with the immediately preceding quarter reflected a $5 million increase in personnel-related costs, lower merchant discount and credit card fees of $2 million, and $2 million of higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment.

Net income of the Commercial Banking segment was $123 million in the recent quarter, compared with $144 million in the initial 2020 quarter and $122 million in the final 2020 quarter.  The recent quarter’s decline in net income as compared with the first quarter of 2020 included an increase in the provision for credit losses of $26 million that reflected the impact of portfolio composition and net charge-offs, and a $5 million decrease in trading account and foreign exchange gains that resulted from lower activity related to interest rate swap agreements executed on behalf of commercial customers. Those unfavorable factors were offset, in part, by a decline in personnel-related costs of $4 million. The slight increase in net income in the first quarter of 2021 quarter as compared with the fourth quarter of 2020 was due to higher fees for providing loan syndication services of $6 million and lower personnel-related costs of $6 million, partially offset by a $7 million increase in the provision for credit losses.

The Commercial Real Estate segment recorded net income of $71 million in the first quarter of 2021, compared with $117 million in the year-earlier period and $70 million in the fourth quarter of 2020.  The 39% decline in net income in the recent quarter as compared with the first quarter of 2020 reflected an increase in the provision for credit losses of $36 million, due to higher net charge-offs, a $13 million decline in net interest income, and lower trading account and foreign exchange gains of $10 million, due largely to decreased activity related to interest rate swap transactions executed on behalf of commercial customers. The lower net interest income reflected a narrowing of the net interest margin on deposits and loans of 105 basis points and 19 basis points, respectively. The recent quarter’s modest improvement in net income as compared with the immediately preceding quarter reflected decreases in the provision for credit losses and personnel-related expenses that were largely offset by a decline in commercial mortgage banking revenues, reflecting lower gains on loans originated for sale, and a decrease in net interest income. The $9 million decline in net interest income reflected a narrowing of the net interest margin on deposits and loans of 16 basis points and 3 basis points, respectively.

Net income earned by the Discretionary Portfolio segment totaled $91 million during the three-month period ended March 31, 2021, compared with $26 million in the year-earlier period and $108 million in the fourth quarter of 2020. The significant improvement in the recent quarter’s net income as compared with the initial 2020 quarter was predominantly due to an increase in net interest income of $77 million that reflected additional income from interest rate swap agreements utilized as part of the Company’s management of interest rate risk of $55 million. A 148 basis point and 55 basis point widening of the net interest margin on loans and deposits, respectively, also contributed to the higher net interest income. The 17% decline in net income in the initial 2021 quarter as compared with immediately preceding quarter reflected $12 million of valuation losses on marketable equity securities in the recent quarter (compared with valuation gains of $2 million in the fourth quarter of 2020) and lower net interest income of $7 million, largely reflecting a narrowing of the net interest margin on loans of 41 basis points.

Net income from the Residential Mortgage Banking segment was $50 million in the initial three months of 2021, compared with $25 million in the first quarter of 2020 and $27 million in 2020’s fourth quarter.  The increase in net income in the recent quarter as compared with the year-earlier period reflected lower servicing-related costs (including intersegment costs and changes to the valuation allowance for capitalized residential mortgage servicing rights) of $21 million, higher net interest income of $18 million, reflecting increased average outstanding balances of loans and deposits of $2.3 billion and $1.6 billion, respectively, and higher revenues associated with mortgage origination and sales activities (including intersegment revenues) of $17 million. Those favorable factors were partially offset by an $11 million decrease in revenues associated with servicing and sub-servicing residential real estate loans (including intersegment revenues) and $7 million of increases in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment. As compared with the final quarter of 2020, the improved performance in the recent quarter reflected lower servicing-related costs (including intersegment costs and changes to the valuation allowance for capitalized residential mortgage servicing rights) of $15 million, higher revenues associated with mortgage origination and sales activities (including intersegment revenues) of $6 million, and a $5 million increase in revenues associated with servicing and sub-servicing residential real estate loans (including intersegment revenues).

Net income earned by the Retail Banking segment totaled $85 million in the first quarter of 2021, compared with $110 million in the year-earlier quarter and $83 million in the final 2020 quarter. The 23% decline in net income in the recent quarter as compared with the first quarter of 2020 resulted predominantly from a $46 million decline in net interest income, due largely to an 85 basis point narrowing of the net interest margin on deposits, partially offset by an increase of average outstanding deposit balances of $6.0 billion, and a $10 million decrease in service charges on deposit accounts. Those factors were partially offset by a $17 million decrease in the provision for credit losses, due to lower net charge-offs, and lower personnel-related costs of $7 million. The recent quarter’s slightly improved performance as compared with the fourth quarter of 2020 was due to decreases in the provision for credit losses and net occupancy expenses of $12 million. Those favorable factors were offset, in part, by $5 million decreases in each of service charges on deposit accounts and net interest income. The lower net interest income reflected a narrowing of the net interest margin on deposits of 9 basis points that was partially offset by an increase in average outstanding deposit balances of $2.1 billion.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributions from BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in net losses totaling $18 million in the first quarter of 2021 and $186 million in the year-earlier quarter, compared with net income of $7 million in the fourth quarter of 2020.  The significantly lower loss in the recent quarter as compared with the initial 2020 quarter largely reflected: a decrease to the provision for credit losses of $312 million; a $7 million increase in trust income; lower advertising and promotional expenses of $6 million; and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. Those favorable factors were partially offset by lower income from BLG of $23 million; $15 million in higher professional services; and higher personnel-related expenses of $6 million, including incentive-based compensation and employee benefits expenses. As compared with the immediately preceding quarter, factors contributing to the unfavorable performance in the recent quarter included: a $75 million rise in personnel-related costs that included the seasonally higher stock-based compensation and employee benefits expenses; $30 million of income received from BLG in the fourth quarter of 2020; and $18 million of higher professional services costs. Partially offsetting those unfavorable factors were a decrease to the provision for credit losses of $73 million, lower FDIC assessments of $6 million, higher trust income of $5 million in the first quarter of 2021, and the favorable impact from the Company’s allocation methodologies.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 16 of Notes to Financial Statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management.  Any statement that does not describe historical or current facts is a forward-looking statement.

Statements regarding the potential effects of the COVID-19 pandemic on the Company's business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company's control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on customers, clients, third parties and the Company.

Statements regarding the Company’s expectations or predictions regarding the proposed transaction between M&T and People’s United also are forward-looking statements, including statements regarding the expected timing, completion and effects of the proposed transaction as well as M&T’s and People’s United’s expected financial results, prospects, targets, goals and outlook.

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

Future Factors include changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; risks, predictions and uncertainties relating to the impact of the COVID-19 pandemic and the People’s United transaction; the impact of changes in market values on trust-related revenues; legislation and/or regulations affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation or regulation; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

M&T provides further detail regarding these risks, uncertainties and other factors elsewhere in this quarterly report and in other public filings, including the risk factors described in Form 10-K for the year ended December 31, 2020 and this quarterly report.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2021	2020 Quarters
	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,020,695	1,042,862	1,005,180	1,036,476	1,125,482
Interest expense	35,567	49,610	58,066	75,105	143,614
Net interest income	985,128	993,252	947,114	961,371	981,868
Less: provision for credit losses	(25,000)	75,000	150,000	325,000	250,000
Other income	505,598	551,250	520,561	487,273	529,360
Less: other expense	919,444	845,008	826,774	807,042	906,416
Income before income taxes	596,282	624,494	490,901	316,602	354,812
Applicable income taxes	145,300	149,382	114,746	71,314	80,927
Taxable-equivalent adjustment	3,733	3,972	4,019	4,234	5,063
Net income	$447,249	471,140	372,136	241,054	268,822
Net income available to common shareholders-diluted	$428,093	451,869	353,400	223,099	250,701
Per common share data
Basic earnings	$3.33	3.52	2.75	1.74	1.93
Diluted earnings	3.33	3.52	2.75	1.74	1.93
Cash dividends	$1.10	1.10	1.10	1.10	1.10
Average common shares outstanding
Basic	128,537	128,303	128,285	128,275	129,696
Diluted	128,669	128,379	128,355	128,333	129,755
Performance ratios, annualized
Return on
Average assets	1.22%	1.30%	1.06%	.71%	.90%
Average common shareholders’ equity	11.57%	12.07%	9.53%	6.13%	7.00%
Net interest margin on average earning assets (taxable-equivalent basis)	2.97%	3.00%	2.95%	3.13%	3.65%
Nonaccrual loans to total loans and leases, net of unearned discount	1.97%	1.92%	1.26%	1.18%	1.13%
Net operating (tangible) results (a)
Net operating income (in thousands)	$457,372	473,453	375,029	243,958	271,705
Diluted net operating income per common share	$3.41	3.54	2.77	1.76	1.95
Annualized return on
Average tangible assets	1.29%	1.35%	1.10%	.74%	.94%
Average tangible common shareholders’ equity	17.05%	17.53%	13.94%	9.04%	10.39%
Efficiency ratio (b)	60.3%	54.6%	56.2%	55.7%	58.9%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$148,157	144,563	140,181	136,446	120,585
Total tangible assets (c)	143,554	139,958	135,574	131,836	115,972
Earning assets	134,355	131,916	127,689	123,492	108,226
Investment securities	6,605	7,195	7,876	8,500	9,102
Loans and leases, net of unearned discount	99,356	98,666	98,210	97,797	91,706
Deposits	125,733	120,976	116,306	111,795	96,166
Common shareholders’ equity (c)	15,077	14,963	14,823	14,703	14,470
Tangible common shareholders’ equity (c)	10,474	10,358	10,216	10,093	9,857
At end of quarter
Total assets (c)	$150,481	142,601	138,627	139,537	124,578
Total tangible assets (c)	145,879	137,998	134,021	134,928	119,966
Earning assets	137,367	129,295	126,418	127,149	112,046
Investment securities	6,611	7,046	7,723	8,454	8,957
Loans and leases, net of unearned discount	99,299	98,536	98,447	97,758	94,142
Deposits	128,476	119,806	115,163	114,968	100,183
Common shareholders’ equity (c)	15,197	14,937	14,851	14,695	14,566
Tangible common shareholders’ equity (c)	10,595	10,334	10,245	10,086	9,954
Equity per common share	118.12	116.39	115.75	114.54	113.54
Tangible equity per common share	82.35	80.52	79.85	78.62	77.60
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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2021	2020 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$447,249	471,140	372,136	241,054	268,822
Amortization of core deposit and other intangible assets (a)	2,034	2,313	2,893	2,904	2,883
Merger-related expenses (a)	8,089	—	—	—	—
Net operating income	$457,372	473,453	375,029	243,958	271,705
Earnings per common share
Diluted earnings per common share	$3.33	3.52	2.75	1.74	1.93
Amortization of core deposit and other intangible assets (a)	.02	.02	.02	.02	.02
Merger-related expenses (a)	.06	—	—	—	—
Diluted net operating earnings per common share	$3.41	3.54	2.77	1.76	1.95
Other expense
Other expense	$919,444	845,008	826,774	807,042	906,416
Amortization of core deposit and other intangible assets	(2,738)	(3,129)	(3,914)	(3,913)	(3,913)
Merger-related expenses	(9,951)	—	—	—	—
Noninterest operating expense	$906,755	841,879	822,860	803,129	902,503
Efficiency ratio
Noninterest operating expense (numerator)	$906,755	841,879	822,860	803,129	902,503
Taxable-equivalent net interest income	$985,128	993,252	947,114	961,371	981,868
Other income	505,598	551,250	520,561	487,273	529,360
Less: Gain (loss) on bank investment securities	(12,282)	1,619	2,773	6,969	(20,782)
Denominator	$1,503,008	1,542,883	1,464,902	1,441,675	1,532,010
Efficiency ratio	60.3%	54.6%	56.2%	55.7%	58.9%
Balance sheet data (in millions)
Average assets
Average assets	$148,157	144,563	140,181	136,446	120,585
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(13)	(16)	(19)	(23)	(27)
Deferred taxes	3	4	5	6	7
Average tangible assets	$143,554	139,958	135,574	131,836	115,972
Average common equity
Average total equity	$16,327	16,213	16,073	15,953	15,720
Preferred stock	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)
Average common equity	15,077	14,963	14,823	14,703	14,470
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(13)	(16)	(19)	(23)	(27)
Deferred taxes	3	4	5	6	7
Average tangible common equity	$10,474	10,358	10,216	10,093	9,857
At end of quarter
Total assets
Total assets	$150,481	142,601	138,627	139,537	124,578
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(12)	(14)	(17)	(21)	(25)
Deferred taxes	3	4	4	5	6
Total tangible assets	$145,879	137,998	134,021	134,928	119,966
Total common equity
Total equity	$16,447	16,187	16,101	15,945	15,816
Preferred stock	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)
Common equity	15,197	14,937	14,851	14,695	14,566
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(12)	(14)	(17)	(21)	(25)
Deferred taxes	3	4	4	5	6
Total tangible common equity	$10,595	10,334	10,245	10,086	9,954
(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2021 First Quarter			2020 Fourth Quarter			2020 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$27,723	$240,961	3.53%	27,713	247,847	3.56%	28,333	217,171	3.05%
Real estate – commercial	37,609	391,094	4.16	37,707	400,176	4.15	37,243	398,619	4.19
Real estate – consumer	17,404	154,219	3.54	16,761	149,218	3.56	16,558	152,594	3.69
Consumer	16,620	190,038	4.64	16,485	197,992	4.78	16,076	192,223	4.76
Total loans and leases, net	99,356	976,312	3.99	98,666	995,233	4.01	98,210	960,607	3.89
Interest-bearing deposits at banks	27,666	6,874	.10	22,206	5,648	.10	16,440	4,163	.10
Federal funds sold and agreements to resell securities	678	202	.12	3,799	1,101	.12	5,113	1,615	.13
Trading account	50	178	1.44	50	243	1.97	50	201	1.62
Investment securities (b)
U.S. Treasury and federal agencies	5,920	34,094	2.34	6,497	37,768	2.31	7,177	37,157	2.06
Obligations of states and political subdivisions	1	14	5.66	2	24	5.25	2	23	4.51
Other	684	3,021	1.79	696	2,845	1.63	697	1,414	.81
Total investment securities	6,605	37,129	2.28	7,195	40,637	2.25	7,876	38,594	1.95
Total earning assets	134,355	1,020,695	3.08	131,916	1,042,862	3.15	127,689	1,005,180	3.13
Allowance for credit losses	(1,744)			(1,768)			(1,649)
Cash and due from banks	1,408			1,372			1,390
Other assets	14,138			13,043			12,751
Total assets	$148,157			144,563			140,181
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$70,458	11,504	.07	69,133	19,841	.11	65,848	22,403	.14
Time deposits	3,732	7,010	.76	4,113	10,006	.97	4,715	14,519	1.22
Deposits at Cayman Islands office	683	185	.11	826	233	.11	957	241	.10
Total interest-bearing deposits	74,873	18,699	.10	74,072	30,080	.16	71,520	37,163	.21
Short-term borrowings	62	2	.01	64	2	.01	62	1	.01
Long-term borrowings	3,851	16,866	1.78	5,294	19,528	1.47	5,499	20,902	1.51
Total interest-bearing liabilities	78,786	35,567	.18	79,430	49,610	.25	77,081	58,066	.30
Noninterest-bearing deposits	50,860			46,904			44,786
Other liabilities	2,184			2,016			2,241
Total liabilities	131,830			128,350			124,108
Shareholders’ equity	16,327			16,213			16,073
Total liabilities and shareholders’ equity	$148,157			144,563			140,181
Net interest spread			2.90			2.90			2.83
Contribution of interest-free funds			.07			.10			.12
Net interest income/margin on earning assets		$985,128	2.97%		993,252	3.00%		947,114	2.95%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2020 Second Quarter			2020 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$29,733	$229,058	3.10%	24,290	247,344	4.10%
Real estate – commercial	36,947	412,362	4.42	36,034	440,291	4.83
Real estate – consumer	15,599	156,135	4.00	15,931	160,650	4.03
Consumer	15,518	187,041	4.85	15,451	203,546	5.30
Total loans and leases, net	97,797	984,596	4.05	91,706	1,051,831	4.61
Interest-bearing deposits at banks	16,454	4,179	.10	6,130	18,966	1.24
Federal funds sold and agreements to resell securities	692	197	.11	1,224	4,072	1.34
Trading account	49	248	2.04	64	419	2.64
Investment securities (b)
U.S. Treasury and federal agencies	7,796	43,889	2.26	8,359	45,449	2.19
Obligations of states and political subdivisions	3	37	5.11	3	41	5.01
Other	701	3,330	1.91	740	4,704	2.56
Total investment securities	8,500	47,256	2.24	9,102	50,194	2.22
Total earning assets	123,492	1,036,476	3.38	108,226	1,125,482	4.18
Allowance for credit losses	(1,401)			(1,191)
Cash and due from banks	1,245			1,298
Other assets	13,110			12,252
Total assets	$136,446			120,585
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$62,927	26,454	.17	56,366	78,002	.56
Time deposits	5,354	19,883	1.49	5,672	21,872	1.55
Deposits at Cayman Islands office	1,017	161	.06	1,672	3,419	.82
Total interest-bearing deposits	69,298	46,498	.27	63,710	103,293	.65
Short-term borrowings	63	2	.01	58	23	.16
Long-term borrowings	6,189	28,605	1.86	6,240	40,298	2.60
Total interest-bearing liabilities	75,550	75,105	.40	70,008	143,614	.83
Noninterest-bearing deposits	42,497			32,456
Other liabilities	2,446			2,401
Total liabilities	120,493			104,865
Shareholders’ equity	15,953			15,720
Total liabilities and shareholders’ equity	$136,446			120,585
Net interest spread			2.98			3.35
Contribution of interest-free funds			.15			.30
Net interest income/margin on earning assets		$961,371	3.13%		981,868	3.65%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

In addition to the risk factors disclosed in response to Item 1A to Part I of M&T’s Form 10-K for the year ended December 31, 2020, M&T has identified certain supplemental risk factors relating to M&T’s acquisition of People’s United Financial, Inc. (“People’s United”) pursuant to an agreement and plan of merger, dated February 21, 2021, by and among M&T, Bridge Merger Corp., a direct, wholly owned subsidiary of M&T, and People’s United (the “merger agreement” and, such transaction, the “merger”). These risk factors and other risks associated with the merger are more fully discussed in the joint proxy statement/prospectus in connection with the merger that was filed by M&T with the Securities and Exchange Commission on April 23, 2021.

Risks Related to the Merger

M&T is expected to incur significant costs related to the merger and integration.

M&T has incurred and expects to incur significant, non-recurring costs in connection with negotiating the merger agreement and closing the merger. In addition, M&T will incur integration costs following the completion of the merger as M&T integrates the People’s United business, including facilities and systems consolidation costs and employment-related costs.

There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. M&T may also incur additional costs to maintain employee morale and to retain key employees. M&T will also incur significant legal, financial advisory, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed.

Combining M&T and People’s United may be more difficult, costly or time-consuming than expected, and M&T may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of M&T and People’s United. To realize the anticipated benefits and cost savings from the merger M&T and People’s United must integrate and combine their businesses in a manner that permits cost savings to be realized, without adversely affecting revenues and future growth. If M&T and People’s United are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of M&T following the completion of the merger, which may adversely affect the value of M&T’s common stock following the completion of the merger.

M&T and People’s United have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on M&T during this transition period and for an undetermined period after completion of the merger.

M&T may be unable to retain M&T and/or People’s United personnel successfully after the merger is completed.

The success of the merger will depend in part on M&T’s ability to retain the talents and dedication of key employees currently employed by M&T and People’s United. It is possible that these employees may decide not to remain with M&T or People’s United, as applicable, while the merger is pending or with M&T after the merger is completed. If M&T and People’s United are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, M&T and People’s United could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, M&T’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating M&T and People’s United to hiring suitable replacements, all of which may cause M&T’s business to suffer. In addition, M&T and People’s United may not be able to locate or retain suitable replacements for any key employees who leave either company.

The COVID-19 pandemic may delay and adversely affect the completion of the merger.

The Coronavirus Disease 2019 (“COVID-19”) pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of M&T and People’s United. If the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and the financial results of M&T or People’s United, or the business operations of M&T or People’s United are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of M&T and People’s United may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the New York Department of Financial Services (“NYDFS”), the Connecticut Department of Banking (“CTDOB”) and/or other regulators may impose additional requirements on M&T or People’s United that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on M&T following the merger.

Before the merger and the other transactions contemplated by the merger agreement may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the NYDFS, the CTDOB, and other regulatory authorities. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors. These approvals could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals, including factors not known at the present time and factors that may arise in the future; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. The Federal Reserve Board has stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the Federal Reserve Board will expect the banking organization to resolve all such weaknesses before applying for such expansionary activity. The Federal Reserve Board has also stated that if issues arise during the processing of an application for expansionary activity, it will expect the applicant banking organization to withdraw its application pending resolution of any supervisory concerns.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of M&T’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of M&T following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, M&T will not be required, and People’s United will not be permitted without M&T’s prior written consent, to take actions or agree to conditions in connection with obtaining the foregoing permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on M&T and its subsidiaries, taken as a whole, after giving effect to the merger.

Failure to complete the merger could negatively impact M&T.

If the merger is not completed for any reason, including as a result of M&T shareholders failing to approve either the amendment to M&T’s restated certificate of incorporation to increase the number of authorized shares of M&T’s capital stock and preferred stock or the issuance of shares of M&T common stock to People’s United stockholders in the merger or People’s United stockholders failing to approve the merger, there may be various adverse consequences and M&T may experience negative reactions from the financial markets and from its customers and employees. For example, M&T’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of M&T common stock could decline to the extent that the current market price of M&T common stock reflects a market assumption that the merger will be beneficial to M&T and will be completed. M&T could be subject to litigation related to any failure to complete the merger or to proceedings commenced against M&T to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, M&T may be required to pay a termination fee of $280 million to People’s United.

Additionally, M&T has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing the joint proxy statement/prospectus for the merger, and all filing and other fees paid in connection with the merger. If the merger is not completed, M&T would have to pay these expenses without realizing the expected benefits of the merger.

M&T will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on M&T. These uncertainties may impair M&T’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with M&T to seek to change existing business relationships with M&T. In addition, subject to certain exceptions, M&T has agreed to refrain from taking certain actions that may adversely affect its ability to consummate the merger on a timely basis without People United’s consent. These restrictions may prevent M&T from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Litigation related to the merger has been filed against People’s United, the People’s United board of directors and M&T, and additional litigation may be filed against People’s United, the People’s United board of directors, M&T and the M&T board of directors in the future, which could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of M&T.

Litigation related to the merger has been filed against People’s United, the People’s United board of directors and M&T, and additional litigation may be filed against People’s United, the People’s United board of directors, M&T and the M&T board of directors in the future. Among other remedies, litigation that has been filed seeks, and additional litigation by shareholders of M&T and/or stockholders of People’s United in the future may seek, damages and/or to enjoin the merger or the other transactions contemplated by the merger agreement. The outcome of any litigation is uncertain. If any plaintiff were successful in obtaining an injunction prohibiting M&T or People’s United from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to M&T, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of M&T.

The COVID-19 pandemic’s impact on M&T’s business and operations following the completion of the merger is uncertain.

The extent to which the COVID-19 pandemic will negatively affect the business, financial condition, liquidity, capital and results of operations of M&T following the completion of the merger will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID‑19 pandemic, the direct and indirect impact of the COVID-19 pandemic on employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on M&T’s business, and there is no guarantee that efforts by M&T to address the adverse impacts of the COVID-19 pandemic will be effective.

Even after the COVID-19 pandemic has subsided, M&T may continue to experience adverse impacts to its business as a result of the COVID-19 pandemic’s global economic impact, including reduced availability of credit, adverse impacts on liquidity and the negative financial effects from any recession or depression that may occur.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

January 1 - January 31, 2021	1,922	$132.47	—	$800,000,000
February 1 - February 28, 2021	—	—	—	800,000,000
March 1 - March 31, 2021	—	—	—	800,000,000
Total	1,922	$132.47	—

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

(2)	On January 20, 2021, M&T's Board of Directors authorized a new stock repurchase program to repurchase up to $800 million of common shares.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

2.1

Agreement and Plan of Merger dated as of February 21, 2021, by and between M&T Bank Corporation, Bridge Merger Corp. and People’s United Financial, Inc.  Incorporated by reference to Exhibit 2.1 of M&T Bank Corporation’s Form 8-K dated February 25, 2021 (File No. 1-9861).

10.1

M&T Bank Corporation 2008 Directors’ Stock Plan, as amended on February 19, 2021.  Incorporated by reference to Exhibit 4.1 of M&T Bank Corporation’s Form S-8 dated March 26, 2021 (File No. 333-254786).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 6, 2021	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer