Form 10-Q
period 2021-06-30
M&T BANK CORP
filed 2021-08-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on July 30, 2021: 128,677,826 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share)	2021	2020
Assets
Cash and due from banks	$1,410,468	$1,552,743
Interest-bearing deposits at banks	33,864,824	23,663,810
Trading account	712,558	1,068,581
Investment securities (includes pledged securities that can be sold or repledged of $117,382 at June 30, 2021; $105,136 at December 31, 2020)
Available for sale (cost: $3,801,940 at June 30, 2021; $4,621,027 at December 31, 2020	3,959,783	4,822,606
Held to maturity (fair value: $1,785,014 at June 30, 2021; $1,842,281 at December 31, 2020)	1,718,198	1,748,989
Equity and other securities (cost: $463,043 at June 30, 2021; $449,008 at December 31, 2020)	465,196	474,102
Total investment securities	6,143,177	7,045,697
Loans and leases	97,487,955	98,875,788
Unearned discount	(374,523)	(339,921)
Loans and leases, net of unearned discount	97,113,432	98,535,867
Allowance for credit losses	(1,575,128)	(1,736,387)
Loans and leases, net	95,538,304	96,799,480
Premises and equipment	1,116,703	1,161,558
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	8,690	14,165
Accrued interest and other assets	7,234,871	6,701,959
Total assets	$150,622,707	$142,601,105
Liabilities
Noninterest-bearing deposits	$55,621,230	$47,572,884
Savings and interest-checking deposits	69,491,942	67,680,840
Time deposits	3,155,600	3,899,910
Deposits at Cayman Islands office	—	652,104
Total deposits	128,268,772	119,805,738
Short-term borrowings	91,235	59,482
Accrued interest and other liabilities	2,042,948	2,166,409
Long-term borrowings	3,499,448	4,382,193
Total liabilities	133,902,403	126,413,822
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at June 30, 2021 and December 31, 2020; Liquidation preference of $10,000 per share: 90,000 shares at June 30, 2021 and December 31, 2020	1,250,000	1,250,000
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at June 30, 2021 and December 31, 2020	79,871	79,871
Common stock issuable, 15,568 shares at June 30, 2021; 18,113 shares at December 31, 2020	1,179	1,344
Additional paid-in capital	6,620,528	6,617,404
Retained earnings	14,030,215	13,444,428
Accumulated other comprehensive income (loss), net	(176,974)	(63,032)
Treasury stock — common, at cost — 31,070,980 shares at June 30, 2021; 31,426,742 shares at December 31, 2020	(5,084,515)	(5,142,732)
Total shareholders’ equity	16,720,304	16,187,283
Total liabilities and shareholders’ equity	$150,622,707	$142,601,105

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share)	2021	2020	2021	2020
Interest income
Loans and leases, including fees	$926,965	$980,372	$1,899,547	$2,027,193
Investment securities
Fully taxable	34,456	47,219	71,527	97,329
Exempt from federal taxes	10	29	65	104
Deposits at banks	8,710	4,179	15,584	23,145
Other	217	443	597	4,890
Total interest income	970,358	1,032,242	1,987,320	2,152,661
Interest expense
Savings and interest-checking deposits	8,052	26,454	19,556	104,456
Time deposits	5,084	19,883	12,094	41,755
Deposits at Cayman Islands office	16	161	201	3,580
Short-term borrowings	1	2	3	25
Long-term borrowings	14,865	28,605	31,731	68,903
Total interest expense	28,018	75,105	63,585	218,719
Net interest income	942,340	957,137	1,923,735	1,933,942
Provision for credit losses	(15,000)	325,000	(40,000)	575,000
Net interest income after provision for credit losses	957,340	632,137	1,963,735	1,358,942
Other income
Mortgage banking revenues	133,313	145,024	272,067	272,933
Service charges on deposit accounts	98,518	77,455	191,295	183,616
Trust income	162,991	151,882	319,013	300,633
Brokerage services income	10,265	10,463	23,378	23,592
Trading account and foreign exchange gains	6,502	8,290	12,786	29,306
Gain (loss) on bank investment securities	(10,655)	6,969	(22,937)	(13,813)
Other revenues from operations	112,699	87,190	223,629	220,366
Total other income	513,633	487,273	1,019,231	1,016,633
Other expense
Salaries and employee benefits	479,134	458,842	1,020,212	995,685
Equipment and net occupancy	80,848	77,089	163,319	156,729
Outside data processing and software	74,492	61,376	140,243	125,786
FDIC assessments	17,876	14,207	32,064	26,478
Advertising and marketing	13,364	9,842	27,992	32,217
Printing, postage and supplies	11,133	11,260	20,450	22,112
Amortization of core deposit and other intangible assets	2,737	3,913	5,475	7,826
Other costs of operations	185,761	170,513	375,034	346,625
Total other expense	865,345	807,042	1,784,789	1,713,458
Income before taxes	605,628	312,368	1,198,177	662,117
Income taxes	147,559	71,314	292,859	152,241
Net income	$458,069	$241,054	$905,318	$509,876
Net income available to common shareholders
Basic	$438,756	$223,098	$866,848	$473,794
Diluted	438,759	223,099	866,852	473,795
Net income per common share
Basic	$3.41	$1.74	$6.74	$3.67
Diluted	3.41	1.74	6.73	3.67
Average common shares outstanding
Basic	128,671	128,275	128,604	128,986
Diluted	128,842	128,333	128,756	129,044

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020

Net income	$458,069	$241,054	$905,318	$509,876
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(8,088)	34,951	(30,494)	132,399
Cash flow hedges adjustments	(47,360)	(8,959)	(114,137)	303,761
Foreign currency translation adjustments	145	(51)	693	(2,994)
Defined benefit plans liability adjustments	16,807	8,856	29,996	18,144
Total other comprehensive income (loss)	(38,496)	34,797	(113,942)	451,310
Total comprehensive income	$419,573	$275,851	$791,376	$961,186

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$905,318	$509,876
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(40,000)	575,000
Depreciation and amortization of premises and equipment	113,459	108,748
Amortization of capitalized servicing rights	40,147	37,971
Amortization of core deposit and other intangible assets	5,475	7,826
Provision for deferred income taxes	55,153	(90,093)
Asset write-downs	3,243	15,626
Net gain on sales of assets	(12,845)	(5,808)
Net change in accrued interest receivable, payable	(1,048)	(48,790)
Net change in other accrued income and expense	(50,200)	6,403
Net change in loans originated for sale	172,617	(220,368)
Net change in trading account assets and liabilities	340,392	(765,314)
Net cash provided by operating activities	1,531,711	131,077
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	5,268	54,232
Proceeds from maturities of investment securities
Available for sale	811,795	662,253
Held to maturity	335,976	502,093
Purchases of investment securities
Available for sale	(2,137)	(4,052)
Held to maturity	(305,633)	(8,995)
Equity and other securities	(19,299)	(20,575)
Net (increase) decrease in loans and leases	1,172,249	(6,713,727)
Net increase in interest-bearing deposits at banks	(10,201,014)	(13,698,187)
Capital expenditures, net	(44,459)	(93,651)
Net (increase) decrease in loan servicing advances	(417,629)	178,984
Other, net	(317,489)	197,377
Net cash used by investing activities	(8,982,372)	(18,944,248)
Cash flows from financing activities
Net increase in deposits	8,463,034	20,199,033
Net increase (decrease) in short-term borrowings	31,753	(10,065)
Payments on long-term borrowings	(852,992)	(754,425)
Purchases of treasury stock	—	(373,750)
Dividends paid — common	(283,791)	(284,690)
Dividends paid — preferred	(34,100)	(34,156)
Other, net	(15,518)	(10,266)
Net cash provided by financing activities	7,308,386	18,731,681
Net decrease in cash, cash equivalents and restricted cash	(142,275)	(81,490)
Cash, cash equivalents and restricted cash at beginning of period	1,552,743	1,436,305
Cash, cash equivalents and restricted cash at end of period	$1,410,468	$1,354,815
Supplemental disclosure of cash flow information
Interest received during the period	$1,976,059	$2,156,881
Interest paid during the period	79,841	223,874
Income taxes paid during the period	204,259	61,759
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$3,968	$17,885
Additions to right-of-use assets under operating leases	$18,182	$30,585

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended June 30, 2021
Balance — April 1, 2021	$1,250,000	$79,871	$1,165	$6,611,150	$13,731,893	$(138,478)	$(5,089,093)	$16,446,508
Total comprehensive income	—	—	—	—	458,069	(38,496)	—	419,573
Preferred stock cash dividends (a)	—	—	—	—	(17,050)	—	—	(17,050)
Stock-based compensation transactions, net	—	—	14	9,378	(201)	—	4,578	13,769
Common stock cash dividends — $1.10 per share	—	—	—	—	(142,496)	—	—	(142,496)
Balance — June 30, 2021	$1,250,000	$79,871	$1,179	$6,620,528	$14,030,215	$(176,974)	$(5,084,515)	$16,720,304

Six Months Ended June 30, 2021
Balance — January 1, 2021	$1,250,000	$79,871	$1,344	$6,617,404	$13,444,428	$(63,032)	$(5,142,732)	$16,187,283
Total comprehensive income	—	—	—	—	905,318	(113,942)	—	791,376
Preferred stock cash dividends (a)	—	—	—	—	(34,100)	—	—	(34,100)
Stock-based compensation transactions, net	—	—	(165)	3,124	(409)	—	58,217	60,767
Common stock cash dividends — $2.20 per share	—	—	—	—	(285,022)	—	—	(285,022)
Balance — June 30, 2021	$1,250,000	$79,871	$1,179	$6,620,528	$14,030,215	$(176,974)	$(5,084,515)	$16,720,304

Three Months Ended June 30, 2020
Balance — April 1, 2020	$1,250,000	$79,871	$1,292	$6,588,407	$12,837,390	$209,833	$(5,150,999)	$15,815,794
Total comprehensive income	—	—	—	—	241,054	34,797	—	275,851
Preferred stock cash dividends (a)	—	—	—	—	(17,050)	—	—	(17,050)
Stock-based compensation transactions, net	—	—	16	10,662	(104)	—	1,881	12,455
Common stock cash dividends — $1.10 per share	—	—	—	—	(141,945)	—	—	(141,945)
Balance — June 30, 2020	$1,250,000	$79,871	$1,308	$6,599,069	$12,919,345	$244,630	$(5,149,118)	$15,945,105

Six Months Ended June 30, 2020
Balance — January 1, 2020	$1,250,000	$79,871	$1,566	$6,593,539	$12,820,916	$(206,680)	$(4,822,563)	$15,716,649
Adoption of new accounting standard for credit losses	—	—	—	—	(91,925)	—	—	(91,925)
Total comprehensive income	—	—	—	—	509,876	451,310	—	961,186
Preferred stock cash dividends (a)	—	—	—	—	(34,128)	—	—	(34,128)
Purchases of treasury stock	—	—	—	—	—	—	(373,750)	(373,750)
Stock-based compensation transactions, net	—	—	(258)	5,530	(206)	—	47,195	52,261
Common stock cash dividends — $2.20 per share	—	—	—	—	(285,188)	—	—	(285,188)
Balance — June 30, 2020	$1,250,000	$79,871	$1,308	$6,599,069	$12,919,345	$244,630	$(5,149,118)	$15,945,105

(a)

For the three-month and six-month periods ended June 30, 2021, dividends per preferred share were: Preferred Series E - $16.125 and $32.25, respectively; Preferred Series F - $128.125 and $256.25, respectively; and Preferred Series G - $125.00 and $250.00, respectively.  Dividends per preferred share for the three-month and six-month periods ended June 30, 2020 were:  Preferred Series E - $16.125 and $32.25, respectively; Preferred Series F - $128.125 and $256.25, respectively; and Preferred Series G - $125.00 and $250.694, respectively.

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

2. Acquisition

On February 22, 2021, M&T announced that it had entered into a definitive agreement with People’s United Financial, Inc.  ("People’s United"), headquartered in Bridgeport, Connecticut, under which People’s United will be acquired by M&T in an all-stock transaction. Pursuant to the terms of the agreement, People’s United shareholders will receive consideration valued at .118 of an M&T share in the form of M&T common stock. People’s United outstanding preferred stock will be converted into a new series of M&T preferred stock upon completion of the acquisition. The transaction is valued at approximately $7.4 billion (with the price based on M&T’s closing price of $145.31 per share as of June 30, 2021).

The merger has been approved by the boards of directors and shareholders of each company. The merger is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals. As of June 30, 2021, People’s United disclosed that it had total assets of $63.3 billion, including $41.4 billion of loans, $55.6 billion of liabilities, including $52.6 billion of deposits, and $7.7 billion of stockholders’ equity.

In connection with the acquisition, the Company incurred merger-related expenses consisting predominantly of professional services for investment banking, legal and other services associated with the proposed transaction that totaled approximately $4 million in the second quarter of 2021 and $10 million in the initial 2021 quarter.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,877	$147	$1	$7,023
Mortgage-backed securities:
Government issued or guaranteed	3,658,704	162,369	583	3,820,490
Other debt securities	136,359	2,631	6,720	132,270
	3,801,940	165,147	7,304	3,959,783
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,080	—	2	3,078
Obligations of states and political subdivisions	546	3	—	549
Mortgage-backed securities:
Government issued or guaranteed	1,643,433	70,560	95	1,713,898
Privately issued	68,474	11,152	14,802	64,824
Other debt securities	2,665	—	—	2,665
	1,718,198	81,715	14,899	1,785,014
Total debt securities	$5,520,138	$246,862	$22,203	$5,744,797
Equity and other securities:
Readily marketable equity — at fair value	$76,518	$2,896	$743	$78,671
Other — at cost	386,525	—	—	386,525
Total equity and other securities	$463,043	$2,896	$743	$465,196

December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,154	$198	$14	$9,338
Mortgage-backed securities:
Government issued or guaranteed	4,475,406	208,787	755	4,683,438
Privately issued	16	—	—	16
Other debt securities	136,451	1,664	8,301	129,814
	4,621,027	210,649	9,070	4,822,606
Investment securities held to maturity:
U.S. Treasury and federal agencies	2,999	—	—	2,999
Obligations of states and political subdivisions	1,531	9	—	1,540
Mortgage-backed securities:
Government issued or guaranteed	1,664,443	100,176	11	1,764,608
Privately issued	77,155	11,056	17,938	70,273
Other debt securities	2,861	—	—	2,861
	1,748,989	111,241	17,949	1,842,281
Total debt securities	$6,370,016	$321,890	$27,019	$6,664,887
Equity and other securities:
Readily marketable equity — at fair value	$67,891	$25,094	$—	$92,985
Other — at cost	381,117	—	—	381,117
Total equity and other securities	$449,008	$25,094	$—	$474,102

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and six-month periods ended June 30, 2021 and 2020.  Unrealized losses on equity securities were $11 million and $23 million during the three months and six months ended June 30, 2021, respectively, compared with unrealized gains on equity securities of $7 million during the three months ended June 30, 2020 and unrealized losses of $14 million during the six months ended June 30, 2020.

At June 30, 2021, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$3,490	3,540
Due after one year through five years	11,848	12,440
Due after five years through ten years	97,898	98,672
Due after ten years	30,000	24,641
	143,236	139,293
Mortgage-backed securities available for sale	3,658,704	3,820,490
	$3,801,940	3,959,783
Debt securities held to maturity:
Due in one year or less	$371	370
Due after one year through five years	3,255	3,257
Due after ten years	2,665	2,665
	6,291	6,292
Mortgage-backed securities held to maturity	1,711,907	1,778,722
	$1,718,198	1,785,014

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 3. Investment securities, continued

A summary of investment securities that as of June 30, 2021 and December 31, 2020 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,429	(1)	—	—
Mortgage-backed securities:
Government issued or guaranteed	2,516	(7)	24,307	(576)
Other debt securities	2,081	(11)	64,910	(6,709)
	6,026	(19)	89,217	(7,285)
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,078	(2)	—	—
Mortgage-backed securities:
Government issued or guaranteed	100,568	(73)	1,633	(22)
Privately issued	—	—	49,617	(14,802)
	103,646	(75)	51,250	(14,824)
Total	$109,672	(94)	140,467	(22,109)

December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$985	(14)	—	—
Mortgage-backed securities:
Government issued or guaranteed	18,687	(356)	16,556	(399)
Other debt securities	16,055	(181)	63,462	(8,120)
	35,727	(551)	80,018	(8,519)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	2,039	(11)	—	—
Privately issued	—	—	52,418	(17,938)
	2,039	(11)	52,418	(17,938)
Total	$37,766	(562)	132,436	(26,457)

The Company owned 272 individual debt securities with aggregate gross unrealized losses of $22 million at June 30, 2021. Based on a review of each of the securities in the investment securities portfolio at June 30, 2021, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of June 30, 2021, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At June 30, 2021, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $387 million of cost method equity securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at June 30, 2021 or December 31, 2020, as the substantial majority of such investment securities are obligations backed by the U.S. government or its agencies.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of  June 30, 2021 and December 31, 2020 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
June 30, 2021
Commercial, financial, leasing, etc.	$25,003,487	70,202	5,562	330,040	$25,409,291
Real estate:
Commercial	26,112,046	106,638	36,780	1,081,546	27,337,010
Residential builder and developer	1,261,163	13,773	203	14,552	1,289,691
Other commercial construction	8,627,896	165,242	5,178	133,758	8,932,074
Residential	13,693,812	185,110	1,026,449	372,144	15,277,515
Residential — limited documentation	1,277,064	13,689	—	136,683	1,427,436
Consumer:
Home equity lines and loans	3,612,791	16,043	—	76,711	3,705,545
Recreational finance	7,707,774	23,643	—	23,276	7,754,693
Automobile	4,429,573	30,521	—	31,090	4,491,184
Other	1,428,524	15,157	3,055	42,257	1,488,993
Total	$93,154,130	640,018	1,077,227	2,242,057	$97,113,432

December 31, 2020
Commercial, financial, leasing, etc.	$27,196,862	60,822	10,053	306,827	$27,574,564
Real estate:
Commercial	26,688,515	168,917	47,014	775,894	27,680,340
Residential builder and developer	1,246,095	1,693	856	1,094	1,249,738
Other commercial construction	8,523,591	66,365	3,816	114,039	8,707,811
Residential	13,764,836	200,406	792,888	365,729	15,123,859
Residential — limited documentation	1,462,277	19,687	—	147,170	1,629,134
Consumer:
Home equity lines and loans	3,881,885	24,329	—	79,392	3,985,606
Recreational finance	7,002,643	47,161	—	25,519	7,075,323
Automobile	4,007,349	55,498	—	39,404	4,102,251
Other	1,346,868	17,561	4,581	38,231	1,407,241
Total	$95,120,921	662,439	859,208	1,893,299	$98,535,867

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

A summary of outstanding loan balances for which COVID-19 related modifications were granted as of June 30, 2021 is presented below. These loans meet the criteria described in note 1 of Notes to Financial Statements in the 2020 Annual Report and, accordingly, are not considered past due or otherwise in default of loan terms as of the date presented. Substantially all of the modifications noted below expire during 2021.

	COVID-19 Related Modifications
June 30, 2021	Payment Deferrals(1)		Other Forbearances(2)	Total
	(In thousands)

Commercial, financial, leasing, etc.	$18,424		$76,438	$94,862
Real estate:
Commercial	169,146		206,945	376,091
Other commercial construction	34,356		21,435	55,791
Residential	2,358,591	(3)	—	2,358,591
Residential — limited documentation	226,153		—	226,153
Consumer:
Home equity lines and loans	11,372		—	11,372
Recreational finance	5,338		—	5,338
Automobile	11,611		—	11,611
Other	504		—	504
Total	$2,835,495		$304,818	$3,140,313
(1)	Represents accruing loans at June 30, 2021 for which a COVID-19 related payment deferral (including maturity extensions) has been granted.
(2)	Consists predominantly of accruing loans for which a COVID-19 related covenant waiver has been granted.
(3)	Includes $2.0 billion of government-guaranteed loans.

One-to-four family residential mortgage loans held for sale were $679 million and $777 million at June 30, 2021 and December 31, 2020, respectively.  Commercial real estate loans held for sale were $206 million at June 30, 2021 and $278 million at December 31, 2020.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Loan officers in different geographic locations with the support of the Company’s credit department personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. Factors considered in assigning loan grades include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information. The Company’s policy is that, at least annually, updated financial information be obtained from commercial borrowers associated with pass grade loans and additional analysis performed.  On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.

The following table summarizes the loan grades applied at June 30, 2021 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$4,216,125	3,644,107	1,839,760	1,237,622	677,218	1,853,234	10,188,593	15,191	$23,671,850
Criticized accrual	261,644	229,670	116,985	104,301	54,823	102,328	522,570	15,080	1,407,401
Criticized nonaccrual	5,852	22,829	40,502	56,392	20,793	46,805	130,982	5,885	330,040
Total commercial, financial, leasing, etc.	$4,483,621	3,896,606	1,997,247	1,398,315	752,834	2,002,367	10,842,145	36,156	$25,409,291

Real estate:
Commercial:
Loan grades:
Pass	$1,425,509	2,938,763	4,269,700	2,874,138	2,339,451	6,684,419	838,766	—	$21,370,746
Criticized accrual	13,820	541,484	751,325	977,841	411,494	2,118,127	70,627	—	4,884,718
Criticized nonaccrual	7,685	142,780	141,018	54,288	147,212	579,425	9,138	—	1,081,546
Total commercial real estate	$1,447,014	3,623,027	5,162,043	3,906,267	2,898,157	9,381,971	918,531	—	$27,337,010

Residential builder and developer:
Loan grades:
Pass	$404,742	288,442	153,198	56,920	7,044	17,880	227,386	—	$1,155,612
Criticized accrual	1,159	2,669	107,817	3,954	630	1,810	1,488	—	119,527
Criticized nonaccrual	—	—	518	10,683	—	575	2,776	—	14,552
Total residential builder and developer	$405,901	291,111	261,533	71,557	7,674	20,265	231,650	—	$1,289,691

Other commercial construction:
Loan grades:
Pass	$369,948	1,618,519	2,725,119	1,455,655	359,053	438,989	60,473	—	$7,027,756
Criticized accrual	1,408	32,042	555,208	635,998	414,394	131,510	—	—	1,770,560
Criticized nonaccrual	—	—	77,173	13,348	16,322	23,255	3,660	—	133,758
Total other commercial construction	$371,356	1,650,561	3,357,500	2,105,001	789,769	593,754	64,133	—	$8,932,074

Increases to criticized loans as compared with December 31, 2020 were predominantly attributable to effects of the COVID-19 pandemic and the related re-grading of loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios.  A summary of loans in accrual and nonaccrual status at June 30, 2021 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$1,430,194	1,806,964	1,256,245	553,846	1,429,854	7,163,761	52,948	—	$13,693,812
30-89 days past due	8,415	7,020	3,224	4,072	22,795	139,584	—	—	185,110
Accruing loans past due 90 days or more	—	104,571	29,588	40,820	242,802	608,668	—	—	1,026,449
Nonaccrual	751	22,305	10,345	5,407	4,019	329,033	284	—	372,144
Total residential	$1,439,360	1,940,860	1,299,402	604,145	1,699,470	8,241,046	53,232	—	$15,277,515

Residential - limited documentation:
Current	$—	—	—	—	—	1,277,064	—	—	$1,277,064
30-89 days past due	—	—	—	—	—	13,689	—	—	13,689
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	136,683	—	—	136,683
Total residential - limited documentation	$—	—	—	—	—	1,427,436	—	—	$1,427,436

Consumer:
Home equity lines and loans:
Current	$270	918	3,367	2,118	2,204	46,330	2,405,415	1,152,169	$3,612,791
30-89 days past due	—	—	74	—	—	804	—	15,165	16,043
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	6,198	865	69,648	76,711
Total home equity lines and loans	$270	918	3,441	2,118	2,204	53,332	2,406,280	1,236,982	$3,705,545

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Recreational finance:
Current	$1,703,496	2,438,212	1,498,033	763,757	536,566	767,710	—	—	$7,707,774
30-89 days past due	1,340	4,877	6,218	3,735	3,107	4,366	—	—	23,643
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	289	2,234	3,686	4,202	3,319	9,546	—	—	23,276
Total recreational finance	$1,705,125	2,445,323	1,507,937	771,694	542,992	781,622	—	—	$7,754,693

Automobile:
Current	$1,271,916	1,359,941	873,543	472,973	314,078	137,122	—	—	$4,429,573
30-89 days past due	2,062	4,653	7,255	6,592	5,869	4,090	—	—	30,521
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	630	1,826	6,119	8,150	7,928	6,437	—	—	31,090
Total automobile	$1,274,608	1,366,420	886,917	487,715	327,875	147,649	—	—	$4,491,184

Other:
Current	$118,343	127,772	103,718	37,304	23,510	27,345	988,950	1,582	$1,428,524
30-89 days past due	1,814	462	668	328	99	458	10,929	399	15,157
Accruing loans past due 90 days or more	—	—	—	—	—	335	2,720	—	3,055
Nonaccrual	1,446	188	296	190	119	213	39,724	81	42,257
Total other	$121,603	128,422	104,682	37,822	23,728	28,351	1,042,323	2,062	$1,488,993

Total loans and leases at June 30, 2021	$11,248,858	15,343,248	14,580,702	9,384,634	7,044,703	22,677,793	15,558,294	1,275,200	$97,113,432

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

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type.  Changes in the allowance for credit losses for the three months ended June 30, 2021 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)

Beginning balance	$328,994	716,098	89,789	501,325	$1,636,206
Provision for credit losses	15,100	(24,805)	(12,069)	6,774	(15,000)
Net charge-offs
Charge-offs	(40,095)	(12,523)	(2,262)	(25,489)	(80,369)
Recoveries	10,853	1,193	2,411	19,834	34,291
Net (charge-offs) recoveries	(29,242)	(11,330)	149	(5,655)	(46,078)
Ending balance	$314,852	679,963	77,869	502,444	$1,575,128

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended June 30, 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)

Beginning balance	$358,092	433,689	115,792	476,793	$1,384,366
Provision for credit losses	69,400	159,090	2,850	93,660	325,000
Net charge-offs
Charge-offs	(32,608)	(17,472)	(1,609)	(39,708)	(91,397)
Recoveries	3,373	1,014	1,888	13,992	20,267
Net (charge-offs) recoveries	(29,235)	(16,458)	279	(25,716)	(71,130)
Ending balance	$398,257	576,321	118,921	544,737	$1,638,236

Changes in the allowance for credit losses for the six months ended June 30, 2021 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)

Beginning balance	$405,846	670,719	103,590	556,232	$1,736,387
Provision for credit losses	(57,318)	74,666	(25,504)	(31,844)	(40,000)
Net charge-offs
Charge-offs	(67,040)	(73,175)	(4,661)	(58,418)	(203,294)
Recoveries	33,364	7,753	4,444	36,474	82,035
Net charge-offs	(33,676)	(65,422)	(217)	(21,944)	(121,259)
Ending balance	$314,852	679,963	77,869	502,444	$1,575,128

Changes in the allowance for credit losses for the six months ended June 30, 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$366,094	322,201	56,033	229,118	77,625	$1,051,071
Adoption of new accounting standard	(61,474)	23,656	53,896	194,004	(77,625)	132,457
Provision for credit losses	135,994	247,756	12,141	179,109	—	575,000
Net charge-offs
Charge-offs	(48,991)	(18,744)	(6,711)	(84,655)	—	(159,101)
Recoveries	6,634	1,452	3,562	27,161	—	38,809
Net charge-offs	(42,357)	(17,292)	(3,149)	(57,494)	—	(120,292)
Ending balance	$398,257	576,321	118,921	544,737	—	$1,638,236

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and six-month periods ended June 30, 2021 and 2020 follows.
	June 30, 2021			March 31, 2021	January 1, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$210,294	$119,746	$330,040	$295,069	$306,827	$2,930	$6,015
Real estate:
Commercial	366,166	715,380	1,081,546	824,079	775,894	604	2,262
Residential builder and developer	1,093	13,459	14,552	1,224	1,094	—	33
Other commercial construction	20,717	113,041	133,758	126,225	114,039	274	315
Residential	191,965	180,179	372,144	385,508	365,729	6,296	10,794
Residential — limited documentation	85,683	51,000	136,683	143,069	147,170	157	236
Consumer:
Home equity lines and loans	38,860	37,851	76,711	79,188	79,392	993	1,945
Recreational finance	16,620	6,656	23,276	27,218	25,519	159	314
Automobile	27,609	3,481	31,090	38,219	39,404	48	97
Other	42,096	161	42,257	37,307	38,231	143	323
Total	$1,001,103	$1,240,954	$2,242,057	$1,957,106	$1,893,299	$11,604	$22,334

	June 30, 2020			March 31, 2020	January 1, 2020	Three Months Ended June 30, 2020	Six Months Ended June 31, 2020
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$138,556	$146,098	$284,654	$286,647	$346,743	$1,298	$3,036
Real estate:
Commercial	57,675	114,813	172,488	188,469	173,796	4,697	5,789
Residential builder and developer	1,748	—	1,748	3,204	4,708	11	59
Other commercial construction	42,969	42,457	85,426	34,935	35,881	5,716	6,577
Residential	80,772	226,135	306,907	293,638	322,504	5,029	11,848
Residential — limited documentation	26,460	92,235	118,695	119,317	114,667	256	457
Consumer:
Home equity lines and loans	38,890	38,204	77,094	63,071	65,039	760	2,219
Recreational finance	16,264	7,888	24,152	13,405	14,308	154	306
Automobile	35,510	7,226	42,736	19,251	21,293	45	92
Other	7,747	35,003	42,750	39,811	35,394	161	315
Total	$446,591	$710,059	$1,156,650	$1,061,748	$1,134,333	$18,127	$30,698

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively.  The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period.  Individual loan credit quality indicators including loan grade and borrower repayment performance inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both June 30, 2021 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of two years.  Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.  Changes in the amount of the allowance for credit losses reflect the outcome of the procedures described herein, including the impact of changes in macroeconomic forecasts as compared with previous forecasts, as well as the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in economic forecasts and other risk factors that might influence the loss estimation process.

The Company’s reserve for off-balance sheet credit exposures was not material at June 30, 2021 and December 31, 2020.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and six-month periods ended June 30, 2021 and 2020:
			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended June 30, 2021	(Dollars in thousands)

Commercial, financial, leasing, etc.	89	$70,749	$11,439	$—	$222	$58,787	$70,448
Real estate:
Commercial	35	143,141	7,370	—	28,356	106,435	142,161
Other commercial construction	3	542	532	—	—	—	532
Residential	117	34,041	29,573	—	—	4,290	33,863
Residential — limited documentation	3	405	405	—	—	—	405
Consumer:
Home equity lines and loans	16	1,970	1,970	—	—	—	1,970
Recreational finance	34	1,119	1,119	—	—	—	1,119
Automobile	94	1,502	1,502	—	—	—	1,502
Other	101	836	836	—	—	—	836
Total	492	$254,305	$54,746	$—	$28,578	$169,512	$252,836

Three Months Ended June 30, 2020

Commercial, financial, leasing, etc.	135	$55,136	$17,551	$—	$31,605	$5,514	$54,670
Real estate:
Commercial	46	41,872	10,511	333	4,800	16,348	31,992
Residential builder and developer	1	91	—	—	—	90	90
Residential	25	8,872	3,101	—	—	6,533	9,634
Consumer:
Home equity lines and loans	120	7,571	147	—	—	7,437	7,584
Recreational finance	271	10,795	10,795	—	—	—	10,795
Automobile	1,461	26,352	26,352	—	—	—	26,352
Other	335	2,183	682	—	—	1,501	2,183
Total	2,394	$152,872	$69,139	$333	$36,405	$37,423	$143,300

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Six Months Ended June 30, 2021	(Dollars in thousands)

Commercial, financial, leasing, etc.	182	$124,482	$36,092	$—	$222	$87,291	$123,605
Real estate:
Commercial	68	170,011	18,530	—	30,570	118,857	167,957
Other commercial construction	3	542	532	—	—	—	532
Residential	240	73,624	68,130	—	—	5,407	73,537
Residential — limited documentation	13	1,521	1,464	—	—	—	1,464
Consumer:
Home equity lines and loans	42	3,685	3,456	—	—	174	3,630
Recreational finance	106	3,331	3,331	—	—	—	3,331
Automobile	370	6,471	6,457	—	—	14	6,471
Other	323	2,270	2,270	—	—	—	2,270
Total	1,347	$385,937	$140,262	$—	$30,792	$211,743	$382,797

Six Months Ended June 30, 2020

Commercial, financial, leasing, etc.	167	$67,828	$22,617	$—	$31,605	$12,501	$66,723
Real estate:
Commercial	56	81,514	11,866	333	4,800	52,316	69,315
Residential builder and developer	1	91	—	—	—	90	90
Residential	52	19,050	6,348	—	—	15,510	21,858
Residential — limited documentation	9	2,980	2,667	—	—	1,232	3,899
Consumer:
Home equity lines and loans	126	8,309	559	—	—	7,771	8,330
Recreational finance	274	10,885	10,885	—	—	—	10,885
Automobile	1,470	26,534	26,534	—	—	—	26,534
Other	335	2,183	682	—	—	1,501	2,183
Total	2,490	$219,374	$82,158	$333	$36,405	$90,921	$209,817
(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2021 and 2020 and for which there was a subsequent payment default during the six-month periods ended June 30, 2021 and 2020, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $23 million and $28 million at June 30, 2021 and December 31, 2020, respectively. There were $188 million and $214 million at June 30, 2021 and December 31, 2020, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at June 30, 2021, approximately 39% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $530 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at June 30, 2021 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures.  The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Revenue from contracts with customers, continued

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At June 30, 2021 and December 31, 2020, the Company had $62 million and $67 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At June 30, 2021 and December 31, 2020, the Company had deferred revenue of $38 million and $42 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month and six-month periods ended June 30, 2021 and 2020 that are subject to the noted accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended June 30, 2021	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$12,942	24,955	2,898	—	—	56,586	1,137	$98,518
Trust income	—	—	—	—	—	—	162,991	162,991
Brokerage services income	—	—	—	—	—	20	10,245	10,265
Other revenues from operations:
Merchant discount and credit card fees	13,713	14,435	500	—	—	5,908	(454)	34,102
Other	—	1,053	1,926	376	1,447	6,012	9,197	20,011
	$26,655	40,443	5,324	376	1,447	68,526	183,116	$325,887
Three Months Ended June 30, 2020

Classification in consolidated statement of income
Service charges on deposit accounts	$11,271	22,514	2,565	—	—	40,024	1,081	$77,455
Trust income	6	137	—	—	—	—	151,739	151,882
Brokerage services income	—	—	—	—	—	—	10,463	10,463
Other revenues from operations:
Merchant discount and credit card fees	8,159	8,891	379	—	—	3,450	176	21,055
Other	—	787	1,188	150	1,052	3,166	9,421	15,764
	$19,436	32,329	4,132	150	1,052	46,640	172,880	$276,619

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Revenue from contracts with customers, continued

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Six Months Ended June 30, 2021	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$25,439	49,250	5,791	—	—	108,038	2,777	$191,295
Trust income	—	—	—	—	—	—	319,013	319,013
Brokerage services income	—	—	—	—	—	20	23,358	23,378
Other revenues from operations:
Merchant discount and credit card fees	23,194	24,842	945	—	—	9,829	(345)	58,465
Other	—	2,011	3,017	760	3,169	11,819	22,145	42,921
	$48,633	76,103	9,753	760	3,169	129,706	366,948	$635,072
Six Months Ended June 30, 2020
Classification in consolidated statement of income

Service charges on deposit accounts	$26,521	46,671	5,377	—	—	101,694	3,353	$183,616
Trust income	18	441	—	—	—	—	300,174	300,633
Brokerage services income	—	—	—	—	—	—	23,592	23,592
Other revenues from operations:
Merchant discount and credit card fees	18,490	22,207	1,228	—	—	5,721	576	48,222
Other	—	2,973	2,031	1,007	1,974	9,148	21,937	39,070
	$45,029	72,292	8,636	1,007	1,974	116,563	349,632	$595,133

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30
	2021	2020	2021	2020
	(In thousands)

Service cost	$5,234	5,258	258	262
Interest cost on projected benefit obligation	15,502	17,824	329	451
Expected return on plan assets	(35,774)	(31,281)	—	—
Amortization of prior service cost (credit)	151	154	(1,194)	(1,194)
Amortization of net actuarial loss (gain)	22,359	15,098	(347)	(318)
Net periodic cost (benefit)	$7,472	7,053	(954)	(799)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30
	2021	2020	2021	2020
	(In thousands)

Service cost	$10,257	9,972	506	485
Interest cost on projected benefit obligation	30,936	35,710	656	870
Expected return on plan assets	(71,724)	(62,756)	—	—
Amortization of prior service cost (credit)	276	279	(2,369)	(2,369)
Amortization of net actuarial loss (gain)	44,509	29,048	(647)	(618)
Net periodic cost (benefit)	$14,254	12,253	(1,854)	(1,632)

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $25 million and $23 million for the three months ended June 30, 2021 and 2020, respectively, and $58 million and $51 million for the six months ended June 30, 2021 and 2020, respectively, and are included in salaries and employee benefits expense.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In thousands, except per share)

Income available to common shareholders:
Net income	$458,069	241,054	905,318	509,876
Less: Preferred stock dividends	(17,050)	(17,050)	(34,100)	(34,128)
Net income available to common equity	441,019	224,004	871,218	475,748
Less: Income attributable to unvested stock-based compensation awards	(2,263)	(906)	(4,370)	(1,954)
Net income available to common shareholders	$438,756	223,098	866,848	473,794
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,589	129,059	129,502	129,750
Less: Unvested stock-based compensation awards	(918)	(784)	(898)	(764)
Weighted-average shares outstanding	128,671	128,275	128,604	128,986

Basic earnings per common share	$3.41	1.74	6.74	3.67

The computations of diluted earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(In thousands, except per share)

Net income available to common equity	$441,019	224,004	871,218	475,748
Less: Income attributable to unvested stock-based compensation awards	(2,260)	(905)	(4,366)	(1,953)
Net income available to common shareholders	$438,759	223,099	866,852	473,795
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	129,589	129,059	129,502	129,750
Less: Unvested stock-based compensation awards	(918)	(784)	(898)	(764)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	171	58	152	58
Adjusted weighted-average shares outstanding	128,842	128,333	128,756	129,044

Diluted earnings per common share	$3.41	1.74	6.73	3.67

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

Stock-based compensation awards to purchase common stock of M&T representing 462,342 common shares during each of the three-month and six-month periods ended June 30, 2021 and 483,491 common shares and 474,093 common shares during the three-month and six-month periods ended June 30, 2020, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2021	$195,386	(650,087)	369,558	$(85,143)		22,111	$(63,032)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(43,732)	—	—	(43,732)		11,596	(32,136)
Foreign currency translation adjustment	—	—	881	881		(188)	693
Unrealized losses on cash flow hedges	—	—	(5,969)	(5,969)		1,565	(4,404)
Total other comprehensive income (loss) before reclassifications	(43,732)	—	(5,088)	(48,820)		12,973	(35,847)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	2,232	—	—	2,232	(a)	(587)	1,645
Gains realized in net income	(4)	—	—	(4)	(b)	1	(3)
Accretion of net gain on terminated cash flow hedges	—	—	(60)	(60)	(c)	17	(43)
Net yield adjustment from cash flow hedges currently in effect	—	—	(148,655)	(148,655)	(a)	38,965	(109,690)
Amortization of prior service credit	—	(2,093)	—	(2,093)	(d)	590	(1,503)
Amortization of actuarial losses	—	43,862	—	43,862	(d)	(12,363)	31,499
Total other comprehensive income (loss)	(41,504)	41,769	(153,803)	(153,538)		39,596	(113,942)
Balance — June 30, 2021	$153,882	(608,318)	215,755	$(238,681)		61,707	$(176,974)

Balance — January 1, 2020	$50,701	(464,548)	133,888	$(279,959)		73,279	$(206,680)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	177,086	—	—	177,086		(45,856)	131,230
Foreign currency translation adjustment	—	—	(3,624)	(3,624)		630	(2,994)
Unrealized gains on cash flow hedges	—	—	511,195	511,195		(132,404)	378,791
Total other comprehensive income before reclassifications	177,086	—	507,571	684,657		(177,630)	507,027
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	1,619	—	—	1,619	(a)	(450)	1,169
Accretion of net gain on terminated cash flow hedges	—	—	(64)	(64)	(c)	18	(46)
Net yield adjustment from cash flow hedges currently in effect	—	—	(101,194)	(101,194)	(a)	26,210	(74,984)
Amortization of prior service credit	—	(2,090)	—	(2,090)	(d)	650	(1,440)
Amortization of actuarial losses	—	28,430	—	28,430	(d)	(8,846)	19,584
Total other comprehensive income	178,705	26,340	406,313	611,358		(160,048)	451,310
Balance — June 30, 2020	$229,406	(438,208)	540,201	$331,399		(86,769)	$244,630
(a)	Included in interest income.
(b)	Included in gain (loss) on bank investment securities.
(c)	Included in interest expense.
(d)	Included in other costs of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined
	Investment	Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2020	$144,602	$(481,064)	$273,430	$(63,032)
Net gain (loss) during period	(30,494)	29,996	(113,444)	(113,942)
Balance — June 30, 2021	$114,108	$(451,068)	$159,986	$(176,974)

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of June 30, 2021.

The net effect of interest rate swap agreements was to increase net interest income by $75 million and $166 million during three-month and the six-month periods ended June 30, 2021, respectively, and by $81 million and $117 million during the three-month and six-month periods ended June 30, 2020, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
June 30, 2021
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	2.8	2.86%	0.73%	$738
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	32,200,000	0.8	1.43%	0.09%	190
Total	$33,850,000	0.9			$928
December 31, 2020
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	3.3	2.86%	0.79%	$651
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	49,400,000	0.9	2.22%	0.15%	425
Total	$51,050,000	1.0			$1,076

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at June 30, 2021 and December 31, 2020 was a reduction of the estimated fair value gains on interest rate swap agreements designated as fair value hedges of $68.9 million and $101.5 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $217.8 million and $372.2 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $14.9 billion of forward-starting interest rate swap agreements that become effective in 2021 - 2022.
(d)	Includes notional amount and terms of $32.1 billion of forward-starting interest rate swap agreements that become effective in 2021 - 2022.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $35.3 billion and $37.8 billion at June 30, 2021 and December 31, 2020, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $938 million and $776 million at June 30, 2021 and December 31, 2020, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$1,745	$1,968	$817	$892
Commitments to sell real estate loans (a)	1,353	1,488	1,814	8,458
	3,098	3,456	2,631	9,350
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	39,262	43,599	3,596	365
Commitments to sell real estate loans (a)	5,522	2,409	7,532	13,868
Trading:
Interest rate contracts (b)	653,557	1,008,913	89,542	105,768
Foreign exchange and other option and futures contracts (b)	9,457	9,608	11,729	11,134
	707,798	1,064,529	112,399	131,135
Total derivatives	$710,896	$1,067,985	$115,030	$140,485
(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at June 30, 2021 and December 31, 2020 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $32.6 million and $5.6 million, respectively, and in a liability position of $503.1 million and $806.5 million, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$154	(78)	$117	(605)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(2,744)		$978
Foreign exchange and other option and futures contracts (b)	1,618		717
Total	$(1,126)		$1,695

	Amount of Gain (Loss) Recognized
	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(32,504)	31,820	$88,827	(88,429)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(5,978)		$13,764
Foreign exchange and other option and futures contracts (b)	3,226		5,069
Total	$(2,752)		$18,833
(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$1,718,333	$1,750,048	$69,350	$101,326

The amount of interest income recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was $67 million and $69 million for the three months ended June 30, 2021 and 2020, respectively, and $149 million and $101 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 the unrealized gain recognized in other comprehensive income related to cash flow hedges was $218 million, of which $27 million, $150 million and $41 million related to interest rate swap agreements maturing in 2021, 2022, and 2023, respectively.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $55 million and $64 million at June 30, 2021 and December 31, 2020, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties which are subject to master netting arrangements was $72 million and $114 million at June 30, 2021 and December 31, 2020, respectively.  The Company was required to post collateral relating to those positions of $68 million and $103 million at June 30, 2021 and December 31, 2020, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2021 was not material.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties which are subject to enforceable master netting arrangements was $3 million at each of June 30, 2021 and  December 31, 2020.  Counterparties posted collateral relating to those positions of $3 million at each of those dates. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $154 million and $135 million at June 30, 2021 and December 31, 2020, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

11. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of June 30, 2021 and December 31, 2020, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $2.5 billion at June 30, 2021 and $2.3 billion at December 31, 2020. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $868 million, including $350 million of unfunded commitments, at June 30, 2021 and $861 million, including $406 million of unfunded commitments, at December 31, 2020.  Contingent commitments to provide additional capital contributions to these partnerships were not material at June 30, 2021. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of June 30, 2021 was $1.2 billion, including possible recapture of certain tax credits.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $19 million and $38 million of its investments in qualified affordable housing projects to income tax expense during the three-month and six-month periods ended June 30, 2021, respectively, and recognized $22 million and $43 million of tax credits and other tax benefits during those periods. Similarly, for the three-month and six-month periods ended June 30, 2020, the Company amortized $22 million and $43 million of its investments in qualified affordable housing projects to income tax expense, respectively, and recognized $26 million and $52 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at June 30, 2021.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at June 30, 2021 and December 31, 2020 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2021
Trading account assets	$712,558	$49,544	$663,014	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,023	—	7,023	—
Mortgage-backed securities:
Government issued or guaranteed	3,820,490	—	3,820,490	—
Other debt securities	132,270	—	132,270	—
	3,959,783	—	3,959,783	—
Equity securities	78,671	71,917	6,754	—
Real estate loans held for sale	884,355	—	884,355	—
Other assets (a)	47,882	—	8,620	39,262
Total assets	$5,683,249	$121,461	$5,522,526	$39,262
Trading account liabilities	$101,271	$—	$101,271	$—
Other liabilities (a)	13,759	—	10,163	3,596
Total liabilities	$115,030	$—	$111,434	$3,596

December 31, 2020
Trading account assets	$1,068,581	$50,060	$1,018,521	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,338	—	9,338	—
Mortgage-backed securities:
Government issued or guaranteed	4,683,438	—	4,683,438	—
Privately issued	16	—	—	16
Other debt securities	129,814	—	129,814	—
	4,822,606	—	4,822,590	16
Equity securities	92,985	63,129	29,856	—
Real estate loans held for sale	1,054,676	—	1,054,676	—
Other assets (a)	49,464	—	5,865	43,599
Total assets	$7,088,312	$113,189	$6,931,508	$43,615
Trading account liabilities	$116,902	$—	$116,902	$—
Other liabilities (a)	23,583	—	23,218	365
Total liabilities	$140,485	$—	$140,120	$365

(a)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2021 and 2020 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2021	(In thousands)

Balance — March 31, 2021	$16	13,757
Total gains realized/unrealized:
Included in earnings	—	52,312	(a)
Settlements	(16)	—
Transfers out of Level 3	—	(30,403)	(b)
Balance — June 30, 2021	$—	35,666
Changes in unrealized gains included in earnings related to assets still held at June 30, 2021	$—	37,300	(a)

2020

Balance — March 31, 2020	$16	35,027
Total gains realized/unrealized:
Included in earnings	—	48,732	(a)
Transfers out of Level 3	—	(43,653)	(b)
Balance — June 30, 2020	$16	40,106
Changes in unrealized gains included in earnings related to assets still held at June 30, 2020	$—	33,725	(a)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2021 and 2020 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2021	(In thousands)

Balance — January 1, 2021	$16	43,234
Total gains realized/unrealized:
Included in earnings	—	58,337	(a)
Settlements	(16)	—
Transfers out of Level 3	—	(65,905)	(b)
Balance — June 30, 2021	$—	35,666
Changes in unrealized gains included in earnings related to assets still held at June 30, 2021	$—	35,492	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2020

Balance — January 1, 2020	$16	10,740
Total gains realized/unrealized:
Included in earnings	—	92,813	(a)
Transfers out of Level 3	—	(63,447)	(b)
Balance — June 30, 2020	$16	40,106
Changes in unrealized gains included in earnings related to assets still held at June 30, 2020	$—	38,514	(a)
(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

 The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were in the range of 15% to 90% with a weighted-average of 44% at June 30, 2021.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at June 30, 2021 was 41%.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $629 million at June 30, 2021 ($386 million and $243 million of which were classified as Level 2 and Level 3, respectively), $652 million at December 31, 2020 ($339 million and $313 million of which were classified as Level 2 and Level 3, respectively) and $248 million at June 30, 2020 ($145 million and $103 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2021 were decreases of $46 million and $104 million for the three-month and six-month periods ended June 30, 2021, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2020 were decreases of $50 million for the three-month and six-month periods ended June 30, 2020.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and, accordingly, the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $10 million and $31 million at June 30, 2021 and 2020, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2021 and 2020.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $152 million and $159 million at June 30, 2021 and December 31, 2020, respectively, required a valuation allowance of $29 million and $30 million, respectively. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 15.61% and 16.01% at June 30, 2021 and December 31, 2020, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. Changes in fair value recognized for impairment of capitalized servicing rights were an increase to the valuation allowance of $8 million during the three months ended June 30, 2021 and a decrease in the valuation allowance of $1 million during the six months ended June 30, 2021.  Changes in fair value recognized for impairment of capitalized servicing rights were increases in the valuation allowance of $10 million and $20 million during the three months and six months ended June 30, 2020, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at June 30, 2021 and December 31, 2020:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
June 30, 2021
Recurring fair value measurements
Net other assets (liabilities) (a)	35,666	Discounted cash flow	Commitment expirations	0% - 91% (16%)

December 31, 2020
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	43,234	Discounted cash flow	Commitment expirations	0% - 98% (16%)
(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	June 30, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,410,468	1,410,468	1,291,665	118,803	—
Interest-bearing deposits at banks	33,864,824	33,864,824	—	33,864,824	—
Trading account assets	712,558	712,558	49,544	663,014	—
Investment securities	6,143,177	6,209,993	71,917	6,073,252	64,824
Loans and leases:
Commercial loans and leases	25,409,291	25,174,858	—	—	25,174,858
Commercial real estate loans	37,558,775	36,777,235	—	205,591	36,571,644
Residential real estate loans	16,704,951	16,865,571	—	3,834,635	13,030,936
Consumer loans	17,440,415	17,541,515	—	—	17,541,515
Allowance for credit losses	(1,575,128)	—	—	—	—
Loans and leases, net	95,538,304	96,359,179	—	4,040,226	92,318,953
Accrued interest receivable	409,745	409,745	—	409,745	—
Financial liabilities:
Noninterest-bearing deposits	$(55,621,230)	(55,621,230)	—	(55,621,230)	—
Savings and interest-checking deposits	(69,491,942)	(69,491,942)	—	(69,491,942)	—
Time deposits	(3,155,600)	(3,163,772)	—	(3,163,772)	—
Short-term borrowings	(91,235)	(91,235)	—	(91,235)	—
Long-term borrowings	(3,499,448)	(3,609,147)	—	(3,609,147)	—
Accrued interest payable	(48,677)	(48,677)	—	(48,677)	—
Trading account liabilities	(101,271)	(101,271)	—	(101,271)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$35,666	35,666	—	—	35,666
Commitments to sell real estate loans	(2,471)	(2,471)	—	(2,471)	—
Other credit-related commitments	(131,136)	(131,136)	—	—	(131,136)
Interest rate swap agreements used for interest rate risk management	928	928	—	928	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,552,743	1,552,743	1,497,457	55,286	—
Interest-bearing deposits at banks	23,663,810	23,663,810	—	23,663,810	—
Trading account assets	1,068,581	1,068,581	50,060	1,018,521	—
Investment securities	7,045,697	7,138,989	63,129	7,005,571	70,289
Loans and leases:
Commercial loans and leases	27,574,564	27,220,699	—	—	27,220,699
Commercial real estate loans	37,637,889	36,816,580	—	277,911	36,538,669
Residential real estate loans	16,752,993	17,089,141	—	4,135,655	12,953,486
Consumer loans	16,570,421	16,554,050	—	—	16,554,050
Allowance for credit losses	(1,736,387)	—	—	—	—
Loans and leases, net	96,799,480	97,680,470	—	4,413,566	93,266,904
Accrued interest receivable	419,936	419,936	—	419,936	—
Financial liabilities:
Noninterest-bearing deposits	$(47,572,884)	(47,572,884)	—	(47,572,884)	—
Savings and interest-checking deposits	(67,680,840)	(67,680,840)	—	(67,680,840)	—
Time deposits	(3,899,910)	(3,919,367)	—	(3,919,367)	—
Deposits at Cayman Islands office	(652,104)	(652,104)	—	(652,104)	—
Short-term borrowings	(59,482)	(59,482)	—	(59,482)	—
Long-term borrowings	(4,382,193)	(4,490,433)	—	(4,490,433)	—
Accrued interest payable	(59,916)	(59,916)	—	(59,916)	—
Trading account liabilities	(116,902)	(116,902)	—	(116,902)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$43,234	43,234	—	—	43,234
Commitments to sell real estate loans	(18,429)	(18,429)	—	(18,429)	—
Other credit-related commitments	(133,354)	(133,354)	—	—	(133,354)
Interest rate swap agreements used for interest rate risk management	1,076	1,076	—	1,076	—

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

	June 30,	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,677,025	$5,563,854
Commercial real estate loans to be sold	445,249	363,735
Other commercial real estate	6,077,907	7,237,367
Residential real estate loans to be sold	1,022,844	1,026,118
Other residential real estate	942,654	665,259
Commercial and other	21,003,234	19,427,886
Standby letters of credit	2,269,907	2,241,417
Commercial letters of credit	30,893	27,332
Financial guarantees and indemnification contracts	4,199,215	4,220,531
Commitments to sell real estate loans	2,017,837	2,108,823

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $10.9 billion and $10.4 billion at June 30, 2021 and December 31, 2020, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.   Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party.  The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.0 billion at each of June 30, 2021 and December 31, 2020.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2021, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted.  On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was estimated to be between $0 and $25 million as of June 30, 2021.  Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three Months Ended June 30
	2021			2020
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$145,098	794	41,607	$138,086	144	37,563
Commercial Banking	284,659	1,012	111,035	287,525	249	111,030
Commercial Real Estate	200,559	230	86,690	227,113	60	107,083
Discretionary Portfolio	118,307	(10,079)	78,532	138,827	(9,861)	95,691
Residential Mortgage Banking	146,682	22,875	30,103	142,045	21,016	37,400
Retail Banking	350,988	281	89,200	353,521	267	86,498
All Other	209,680	(15,113)	20,902	157,293	(11,875)	(234,211)
Total	$1,455,973	—	458,069	$1,444,410	—	241,054

	Six Months Ended June 30
	2021			2020
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$301,001	1,463	87,878	$275,919	1,029	70,489
Commercial Banking	570,571	1,821	233,673	579,301	1,302	254,762
Commercial Real Estate	401,402	452	157,962	450,418	469	224,491
Discretionary Portfolio	252,851	(20,106)	169,078	188,046	(22,898)	121,359
Residential Mortgage Banking	300,442	45,058	79,714	267,606	42,433	62,016
Retail Banking	697,905	553	174,558	756,204	534	196,744
All Other	418,794	(29,241)	2,455	433,081	(22,869)	(419,985)
Total	$2,942,966	—	905,318	$2,950,575	—	509,876

	Average Total Assets
	Six Months Ended June 30		Year Ended December 31
	2021	2020	2020
	(In millions)

Business Banking	$8,681	7,235	8,152
Commercial Banking	29,927	30,603	30,338
Commercial Real Estate	25,999	25,340	25,792
Discretionary Portfolio	22,769	26,821	27,726
Residential Mortgage Banking	6,638	3,113	4,038
Retail Banking	17,444	16,039	16,438
All Other	37,948	19,362	22,996
Total	$149,406	128,513	135,480
(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $3,732,000 and $4,234,000 for the three-month periods ended June 30, 2021 and 2020, respectively, and $7,465,000 and $9,297,000 for the six-month periods ended June 30, 2021 and 2020, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at June 30, 2021 as a result of cumulative losses recognized and cash distributions received in prior years.  Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations.  That income totaled $23 million during the three-month period ended March 31, 2020. There were no similar cash distributions during the six-month period ended June 30, 2021 or in the three-month period ended June 30, 2020.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.8 billion and $1.9 billion at June 30, 2021 and December 31, 2020, respectively. Revenues from those servicing rights were $2 million in each of the three-month periods ended June 30, 2021 and 2020, respectively, and $4 million and $5 million for the six-month periods ended June 30, 2021 and 2020, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $72.6 billion and $68.1 billion at June 30, 2021 and December 31, 2020, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $37 million and $34 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $71 million in each of the six-month periods ended June 30, 2021 and 2020. In addition, the Company held $68 million and $77 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2021 and December 31, 2020, respectively, that were securitized by Bayview Financial. At June 30, 2021, the Company held $185 million of Bayview Financial’s $1.3 billion syndicated loan facility.  In the first six months of 2021, the Company purchased $965 million of delinquent FHA guaranteed mortgage loans, including past due accrued interest, from Bayview Financial for $1.0 billion. The servicing rights for such loans were retained by Bayview Financial, but the Company continues to sub-service the loans.

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
Standards Not Yet Adopted as of June 30, 2021
Changes to Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

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
Standards Not Yet Adopted of June 30, 2021
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

The amendments clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange.

The amendments clarify that:

1. A modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange should be treated as an exchange of the original instrument for a new instrument.

2. The effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange should be measured as follows:

a. For a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements, as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged.

b. For all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged.

3. The effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange should be recognized on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services should be recognized in accordance with the Stock Compensation guidance. In a multiple-element transaction (for example, one that includes both debt financing and equity financing), the total effect of the modification should be allocated to the respective elements in the transaction.

January 1, 2021 Early adoption permitted

The amendments should be applied on a prospective basis.  The Company currently does not have any instruments that fall within the guidance and does not expect the guidance to have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2021 was $458 million, compared with $241 million in the similar quarter of 2020 and $447 million in the initial quarter of 2021. Diluted and basic earnings per common share were $3.41 in the recent quarter, $1.74 in the second quarter of 2020 and $3.33 in the first quarter of 2021.  The after-tax impact of merger-related expenses was $3 million ($4 million pre-tax), or $.02 of basic and diluted earnings per common share in the recent quarter and $8 million ($10 million pre-tax), or $.06 of basic and diluted earnings per common share in the initial 2021 quarter.  Such expenses were associated with M&T’s pending acquisition of People’s United Financial, Inc. (“People’s United”), headquartered in Bridgeport, Connecticut, and consisted predominantly of professional services and printing costs associated with regulatory applications and filings and the production of the joint proxy/prospectus distributed to shareholders of M&T and People’s United.  There were no merger-related expenses in the first or second quarters of 2020. Net income aggregated $905 million or $6.73 of diluted and basic earnings per common share in the first six months of 2021, compared with $510 million or $3.67 of diluted and basic earnings per common share in the corresponding 2020 period.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in each of the first two quarters of 2021 was 1.22%, compared with .71% in the second quarter of 2020. The annualized rate of return on average common shareholders’ equity was 11.55% in the recent quarter, 6.13% in the second quarter of 2020 and 11.57% in 2021’s initial quarter. During the six-month period ended June 30, 2021, the annualized rate of return on average assets and average common shareholders’ equity were 1.22% and 11.56%, respectively, compared with .80% and 6.56%, respectively, in the corresponding period of 2020.

On February 22, 2021, M&T announced that it had entered into a definitive agreement with People’s United under which People’s United will be acquired by M&T in an all-stock transaction.  Pursuant to the terms of the agreement, People’s United shareholders will receive consideration valued at .118 of an M&T share in the form of M&T common stock. People’s United outstanding preferred stock will be converted to a new series of M&T preferred stock upon completion of the acquisition. The transaction is valued at approximately $7.4 billion (with the price based on M&T’s closing price of $145.31 per share as of June 30, 2021).

As of June 30, 2021, People’s United reported $63.3 billion of assets, including $41.4 billion of loans and $10.6 billion of investment securities, $55.6 billion of liabilities, including $52.6 billion of deposits, and $7.7 billion of stockholders’ equity. The merger has been approved by the common shareholders of M&T and People’s United, but remains subject to a number of conditions, including regulatory approvals.  The merger is expected to be completed during the fourth quarter of 2021.

Financial results during 2020 and through the second quarter of 2021 were adversely impacted by the Coronavirus Disease 2019 (“COVID-19”) pandemic. Large portions of the U.S. economy were substantially curtailed for extended periods of time and, as a result, many commercial and consumer customers were negatively impacted. Specifically, those adverse economic impacts resulted in the Company recognizing elevated levels of  provisions for credit losses during 2020 that reflected projections of credit losses based on macroeconomic forecasts at the end of each quarter of that year. The Company recorded provisions for credit losses of $325 million and $575 million in the three months and six months ended June 30, 2020. An improvement in economic conditions and forecasts at June 30, 2021 and March 31, 2021 as compared with previous forecasts led the Company to recognize provision recaptures of $15 million and $25 million in the second and first quarters of 2021, respectively. In response to the pandemic, the Federal Reserve took actions to lower interest rates that have negatively affected the Company’s net interest income since the beginning of the pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act  and applicable extensions provide relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing, and also provided funding opportunities for small businesses under the Paycheck Protection Program (“PPP”) from approved Small Business Administration (“SBA”) lenders, including M&T Bank, the principal bank subsidiary of M&T. For commercial and consumer customers, the Company has provided a host of relief options, including payment deferrals (including maturity extensions), loan covenant waivers and low interest rate loan products.  M&T Bank funded approximately $7.0 billion of PPP loans during 2020 and another $2.9 billion during the first six months of 2021.  PPP loans outstanding at June 30, 2021 and December 31, 2020 totaled $4.3 billion and $5.4 billion, respectively.

Updated economic forecasts at the end of each of the quarters of 2020 resulted in higher estimates of expected credit losses in the Company’s loan portfolio than at January 1, 2020, when the Company adopted amended accounting guidance for the measurement of credit losses on financial instruments, resulting in historically high levels of the provision for credit losses. Specifically, the level of the provision in 2020 reflected the ongoing impacts of the pandemic on economic activity in the hospitality and retail sectors, the uncertainty at December 31, 2020 as to the sufficiency and effectiveness of economic stimulus provided by the U.S. government to the economy, and concerns about ultimate collectability of real estate loans where borrowers requested re-payment forbearance.  Improvement in the economic outlook at June 30, 2021 and March 31, 2021 resulted in reduced estimates of expected credit losses.  Nevertheless, concerns remain about large sectors of the economy, including the hotel, healthcare and office space sectors, and possible threat of resurgence of spread of the COVID-19 virus.  The Company expects that certain aspects of its businesses will continue to be negatively impacted by the COVID-19 pandemic after June 30, 2021.

The national effort to mitigate the pandemic resulted in a challenging environment for businesses and their employees.  The Company took actions designed to help maintain a safe environment for its customers and employees and to provide relief to customers in a variety of ways.  Examples of those actions include:

•

The deployment of a Pandemic Response Plan to manage the pandemic’s effects on operations, employees and customers, including seeking to ensure employee safety, maintaining continuity of operations and service levels for customers, preserving the Company’s financial strength, and complying with applicable laws and regulations.  Actions included placing restrictions on travel, implementing social distancing, health screening, sanitation and other protocols, and mandating for all employees whose jobs could be performed remotely to work from home where possible.  In accordance with changes in Federal guidelines (e.g., the Centers for Disease Control and Prevention) and state and local regulations, the Company has recently begun to roll back certain of these measures;

•

The vast majority of the Company’s non-branch employees continue to work remotely, and the Company is continuing to develop its future operating model (e.g., onsite, hybrid and remote) in preparation for the eventual return of employees to the office;

•	Nearly all M&T Bank branches remain open, with open lobbies and normal access to drive-through windows and ATMs; and
•

Many loan customers are still receiving COVID-19 related relief in various forms, including modification and forbearance requests as of June 30, 2021 as described herein and in note 4 of Notes to Financial Statements.

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

Net operating income totaled $463 million in the second quarter of 2021, compared with $244 million in the year-earlier quarter and $457 million in the initial 2021 quarter.  Diluted net operating earnings per common share in the second quarters of 2021 and 2020 were $3.45 and $1.76, respectively, and $3.41 in the first quarter of 2021. For the first six months of 2021, net operating income and diluted net operating earnings per common share were $920 million and $6.84, respectively, compared with $516 million and $3.71, respectively, in the first half of 2020.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.27%, compared with .74% in the second quarter of 2020 and 1.29% in the 2021’s first quarter. Net operating income represented an annualized return on average tangible common equity of 16.68% in the second quarter of 2021,  9.04% in the year-earlier quarter and 17.05% in the first quarter of 2021. For the first half of 2021, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.28% and 16.86%, respectively, compared with .84% and 9.71%, respectively, in the corresponding 2020 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $946 million in the second quarter of 2021, compared with $961 million in the year-earlier quarter. That decrease reflects a 36 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 2.77% in the recent quarter from 3.13% in the second quarter of 2020. The narrowing of the net interest margin was largely the result of declines in rates earned on loans and deposits at the Federal Reserve Bank of New York, reflecting the lower interest rate environment due to actions initiated by the Federal Reserve to decrease its target Federal funds rate twice in March 2020 (first by .50%, then by another 1.0%). Average earning assets increased 11% to $137.0 billion in the second quarter of 2021 from $123.5 billion in the year-earlier quarter, reflecting $15.6 billion growth in low-yielding balances at the Federal Reserve Bank of New York, partially offset by a decline in average investment securities balances.  The higher balances of low-yielding deposits at the Federal Reserve Bank of New York and lower yields on loans contributed significantly to the reduction in the net interest margin.  Taxable-equivalent net interest income in the recent quarter declined $39 million, or 4%, from the first quarter of 2021.  The main factor for that decline was a 20 basis point narrowing of the net interest margin in the recent quarter from 2.97% in the prior quarter that was also attributable to lower interest rates earned on loans and higher balances of low-yielding deposits held at the Federal Reserve Bank of New York.  Average earning assets in the recent quarter increased $2.6 billion, or 2%, from the initial 2021 quarter.

For the first six months of 2021, taxable-equivalent net interest income was $1.93 billion, down 1% from $1.94 billion in the corresponding 2020 period.  The decrease was primarily attributable to a 50 basis point narrowing of the net interest margin to 2.87% in the 2021 period from 3.37% in the year-earlier period, offset by a $19.8 billion, or 17%, increase in average earning assets.

Average loans and leases totaled $98.6 billion in the second quarter of 2021, up $813 million or 1% from $97.8 billion in the similar quarter of 2020.  Commercial loans and leases averaged $27.1 billion in the recent quarter, $2.7 billion or 9% lower than in the year-earlier quarter. That decline was largely the result of lower dealer floor plan balances, reflecting automobile production and inventory issues experienced by the industry, and subdued loan demand by commercial customers, in general.  Average commercial real estate loans were $37.4 billion in the recent quarter, up $472 million, or 1%, from $36.9 billion in the corresponding 2020 quarter.  Included in average commercial real estate loans in the second quarters of 2021 and 2020 were loans held for sale of $82 million and $287 million, respectively.  Reflecting purchases of government-guaranteed loans from Ginnie Mae pools that were serviced by the Company, average residential real estate loans rose $1.4 billion, or 9%, to $17.0 billion in the second quarter of 2021 from $15.6 billion in the year-earlier quarter. The loans purchased from Ginnie Mae pools averaged $3.9 billion in the recent quarter, compared with $774 million in the year-earlier quarter. Loans are purchased to reduce associated servicing costs, namely a requirement to advance principal and interest payments that had not been received from individual mortgagors, including payments deferred under COVID-19 forbearance arrangements. Loans purchased from Ginnie Mae pools totaled $179 million in the recent quarter, $373 million in the second quarter of 2020 and $1.3 billion in the initial 2021 quarter.  Also included in average residential real estate loans were loans held for sale of $685 million in the recent quarter and $406 million in the second quarter of 2020.  Consumer loans averaged $17.1 billion in the second quarter of 2021 up $1.6 billion, or 10%, from $15.5 billion in the year-earlier quarter due to growth in average recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) and, to a lesser extent, automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the second quarter of 2021 decreased $746 million, or 1%, from $99.4 billion in the first quarter of 2021.  Commercial loan and lease average balances in the recent quarter decreased $668 million, or 2%, from the first quarter of 2021, primarily due to lower dealer floor plan loans. Average commercial real estate loans in the second quarter of 2021 declined $190 million from $37.6 billion in the first quarter of 2021.  Commercial real estate loans held for sale averaged $258 million in the first quarter of 2021.  Average balances of residential real estate loans in the recently completed quarter declined $382 million, or 2%, from $17.4 billion in 2021’s first quarter, predominantly reflecting the impact of loan repayments by customers. Purchased government-guaranteed loans averaged $3.8 billion in 2021’s first quarter.  Residential real estate loans held for sale averaged $663 million in the first quarter of 2021.  Average consumer loans in the recent quarter increased $494 million, or 3%, from $16.6 billion in 2021’s first quarter, reflecting growth in recreational finance and automobile loans.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2021	2020	2021
	(In millions)

Commercial, financial, etc.	$27,055	(9)%	(2)%
Real estate — commercial	37,419	1	(1)
Real estate — consumer	17,022	9	(2)
Consumer
Recreational finance	7,541	25	5
Automobile	4,395	15	5
Home equity lines and loans	3,749	(13)	(4)
Other	1,429	3	4
Total consumer	17,114	10	3
Total	$98,610	1%	(1)%
For the first six months of 2021, average loans and leases totaled $99.0 billion, up 4%, from $94.8 billion in the corresponding 2020 period. Contributing to the rise were $1.4 billion increases in each of average residential real estate loan balances (reflecting the repurchases of government-guaranteed loans) and consumer loan balances, a $1.0 billion increase in average commercial real estate balances and a $376 million increase in average commercial loan and lease balances.

The investment securities portfolio averaged $6.2 billion in the second quarter of 2021, down $2.3 billion, or 27%, from $8.5 billion in the year-earlier quarter and $394 million lower than the $6.6 billion averaged in the first  quarter of 2021.  For the first six months of 2021 and 2020, investment securities averaged $6.4 billion and $8.8 billion, respectively.  The lower average balances in the recent periods reflect pay downs of mortgage-backed securities.  There were no significant sales of investment securities during the first six months of 2021 or 2020.  The Company purchased $200 million and $100 million of fixed rate residential mortgage-backed securities in the first and second quarters of 2021, respectively.  There were no significant purchases of investment securities during the first six months of 2020.  The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the Federal Reserve Bank of New York.  Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

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

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income.  Net unrealized losses on such equity securities were $11 million and $12 million in the second and first quarters of 2021, respectively, compared with net unrealized gains of $7 million in the second quarter of 2020. Net unrealized losses for the first six months of 2021 and 2020 were $23 million and $14 million, respectively.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the six-month periods ended June 30, 2021 or 2020. Based on management’s assessment of future cash flows associated with individual investment securities as of June 30, 2021, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities.  Those other earning assets in the aggregate averaged $32.1 billion in the second quarter of 2021, compared with $17.2 billion in the year-earlier quarter and $28.4 billion in the first quarter of 2021.  Interest-bearing deposits at banks averaged $32.1 billion, $16.5 billion and $27.7 billion for the three months ended June 30, 2021, June 30, 2020 and March 31, 2021, respectively. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.  The higher balances in the two most recent quarters compared with the year-earlier period reflect increased commercial and consumer deposit balances.  Agreements to resell securities averaged $692 million and $678 million during the quarters ended, June 30, 2020 and March 31, 2021, respectively. There were no agreements to resell securities outstanding during the quarter ended June 30, 2021.

As a result of the changes described herein, average earning assets totaled $137.0 billion in the most recent quarter, compared with $123.5 billion in the second quarter of 2020 and $134.4 billion in the initial 2021 quarter.  Average earning assets totaled $135.7 billion and $115.9 billion during the first six months of 2021 and 2020, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $124.2 billion in the second quarter of 2021, compared with $106.1 billion in the similar 2020 quarter and $120.2 billion in the first quarter of 2021. The increase in average core deposits in the two most recent quarters as compared with the second quarter of 2020 reflected higher balances of noninterest-bearing deposits and savings and interest-checking deposits. Average balances of savings and interest-checking core deposits rose $8.9 billion or 15% to $67.9 billion in the second 2021 quarter from $59.0 billion in the year-earlier quarter.  Average noninterest-bearing deposits increased $10.9 billion or 26% to $53.4 billion in the recent quarter from $42.5 billion in the second 2020 quarter. Those increases were largely due to higher average deposits of commercial and consumer customers.  Average core deposits were $120.2 billion in the first quarter of 2021. Average savings and interest-checking core deposits increased $1.8 billion or 3% in the second 2021 quarter from $66.0 billion in the immediately preceding quarter. Average noninterest-bearing deposits in the recent quarter were $2.6 billion or 5% higher than the first quarter 2021 average of $50.9 billion, reflecting higher levels of liquidity being maintained by many commercial and consumer customers. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2021	2020	2021
	(In millions)

Savings and interest-checking deposits	$67,855	15%	3%
Time deposits	2,947	(36)	(9)
Noninterest-bearing deposits	53,444	26	5
Total	$124,246	17%	3%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, brokered deposits and, prior to June 30, 2021, deposits associated with the Company’s Cayman Islands office. Cayman Islands office deposits consisted predominantly of balances swept from lower-yielding commercial customer accounts.  Time deposits over $250,000, excluding brokered deposits, averaged $411 million in the recent quarter, compared with $733 million in the second quarter of 2020 and $477 million in the initial 2021 quarter. The decreases in such deposits since the second quarter of 2020 were predominantly the result of maturities of higher-rate time deposits. Cayman Islands office deposits averaged $50 million for the quarter ended June 30, 2021, compared with $1.0 billion for the quarter ended June 30, 2020 and $683 million for the quarter ended March 31, 2021. During the recent quarter, the Company introduced a new interest-bearing sweep product (included in savings and interest-bearing deposits) that replaced the Eurodollar sweep product previously recorded as Cayman Islands office deposits. There were no outstanding deposits at the Cayman Islands office at June 30, 2021 and it is anticipated that the office will be closed in the near future.  The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $3.7 billion, $4.0 billion and $4.4 billion during the quarters-ended June 30, 2021, June 30, 2020 and March 31, 2021, respectively.

The following table summarizes average total deposits for the quarters ended June 30, 2021, March 31, 2021 and June 30, 2020.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended June 30, 2021
Savings and interest-checking deposits	$34,087	$6,023	$31,451	$71,561
Time deposits	3,156	33	169	3,358
Noninterest-bearing deposits	8,573	9,318	35,553	53,444
Deposits at Cayman Islands office	—	—	50	50
Total	$45,816	$15,374	$67,223	$128,413

Three Months Ended March 31, 2021
Savings and interest-checking deposits	$32,499	$5,747	$32,212	$70,458
Time deposits	3,492	44	196	3,732
Noninterest-bearing deposits	7,845	7,032	35,983	50,860
Deposits at Cayman Islands office	—	—	683	683
Total	$43,836	$12,823	$69,074	$125,733

Three Months Ended June 30, 2020
Savings and interest-checking deposits	$28,665	$5,524	$28,738	$62,927
Time deposits	5,051	51	252	5,354
Noninterest-bearing deposits	6,570	5,369	30,558	42,497
Deposits at Cayman Islands office	—	—	1,017	1,017
Total	$40,286	$10,944	$60,565	$111,795

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $61 million in the second quarter of 2021, compared with $63 million in the year-earlier quarter and $62 million in the initial quarter of 2021.

Long-term borrowings averaged $3.4 billion in the recent quarter, compared with $6.2 billion in the second quarter of 2020 and $3.9 billion in the first quarter of 2021. Average balances of outstanding senior notes were $2.4 billion, $4.1 billion and $2.5 billion during the three months ended June 30, 2021, June 30, 2020 and March 31, 2021, respectively. In January 2021, $350 million of variable rate senior notes of M&T Bank matured. In July 2020, M&T Bank redeemed $750 million of fixed rate senior notes and in December 2020 redeemed $650 million of fixed rate senior notes that were due to mature on January 25, 2021. Subordinated capital notes included in long-term borrowings averaged $500 million in the three-month period ended June 30, 2021, $1.4 billion in the three-month period ended June 30, 2020 and $828 million in the three-month period ended March 31, 2021.  On March 1, 2021, M&T Bank redeemed $500 million of subordinated capital notes that were due to mature on December 1, 2021, and during December 2020, $409 million of subordinated capital notes of M&T Bank matured. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $529 million in each of the first two quarters of 2021 and $526 million during the second quarter of 2020. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt.  As of June 30, 2021, interest rate swap agreements were used as fair value hedges of approximately $1.65 billion of outstanding fixed rate long-term borrowings.  Additionally, interest rate swap agreements with a notional amount of $17.35 billion were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans.  Further information on interest rate swap agreements is provided herein and in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.71% in the recent quarter, compared with 2.98% in the second 2020 quarter.  The yield on earning assets during the second quarter of 2021 was 2.85%, down 53 basis points from 3.38% in the similar 2020 period, while the rate paid on interest-bearing liabilities declined 26 basis points to .14% in the recent quarter from .40% in the year-earlier period.  In the first quarter of 2021, the net interest spread was 2.90%, the yield on earning assets was 3.08% and the rate paid on interest-bearing liabilities was .18%. The narrowing of the net interest spread in the two most recent quarters as compared with the second quarter of 2020 reflects the decreases in short-term interest rates initiated by the Federal Reserve during March 2020.  For the first six months of 2021, the net interest spread was 2.80%, down 35 basis points from 3.15% in the year-earlier period.  The yield on earning assets and the rate paid on interest-bearing liabilities for the first half of 2021 were 2.97% and .17%, respectively, compared with 3.75% and .60%, respectively, in the initial six months of 2020.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $58.5 billion in the second quarter of 2021, compared with $47.9 billion in the year-earlier quarter and $55.6 billion in the initial 2021 quarter.  The increase in average net interest-free funds in the two most recent quarters as compared with the prior year quarter reflects higher average balances of noninterest-bearing deposits. During the first six months of 2021 and 2020, average net interest-free funds aggregated $57.0 billion and $43.1 billion, respectively.  Shareholders’ equity averaged $16.6 billion during the three-month period ended June 30, 2021, $16.0 billion during the year-earlier period and $16.3 billion during the initial 2021 quarter. Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of the two most recent quarters and in the quarter ended June 30, 2020.  The cash surrender value of bank owned life insurance averaged $1.86 billion in each of the first two quarters of 2021, compared with $1.84 billion in the second quarter of 2020. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .06% in the second quarter of 2021, compared with .15% and .07% in the second quarter of 2020 and the first quarter of 2021, respectively. The reduced contribution of net interest-free funds to net interest margin in the two most recent quarters as compared with the second quarter of 2020 reflects the lower rates on interest-bearing liabilities used to value net interest-free funds.  The contribution of net interest-free funds in the first half of 2021 and 2020 was .07% and .22%, respectively.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 2.77% in the second quarter of 2021, compared with 3.13% in the year-earlier period and 2.97% in the initial quarter of 2021.  During the first six months of 2021 and 2020, the net interest margin was 2.87% and 3.37%, respectively.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $19.0 billion (excluding $14.9 billion of forward-starting swap agreements) at June 30, 2021, $16.4 billion (excluding $40.9 billion of forward-starting swap agreements) at June 30, 2020 and $19.0 billion (excluding $32.1 billion of forward-starting swap agreements) at December 31, 2020. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At each of June 30, 2021 and December 31, 2020, interest rate swap agreements with notional amounts of $17.35 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $13.35 billion at June 30, 2020.  Interest rate swap agreements with notional amounts of $1.65 billion at each of June 30, 2021 and December 31, 2020 and $3.05 billion at June 30, 2020 were serving as fair value hedges of fixed rate long-term borrowings. The Company has entered into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges, and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended June 30, 2021, June 30, 2020 and March 31, 2021 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 10 of Notes to Financial Statements. Information regarding the effective portion of cash flow hedges is presented in note 9 of Notes to Financial Statements.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 1.70% and .14%, respectively, at June 30, 2021.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended June 30
.	2021		2020
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$66,611	.20%	$69,153	.23%
Interest expense	(8,706)	(.04)	(12,181)	(.06)
Net interest income/margin	$75,317	.22%	$81,334	.26%
Average notional amount (c)	$19,000,000		$16,400,000
Rate received (b)		1.73%		2.55%
Rate paid (b)		.16%		.59%

	Six Months Ended June 30
	2021		2020
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$148,655	.22%	$101,194	.18%
Interest expense	(17,353)	(.04)	(15,946)	(.04)
Net interest income/margin	$166,008	.25%	$117,140	(.20)%
Average notional amount (c)	$18,911,602		$16,525,275
Rate received (b)		1.93%		2.53%
Rate paid (b)		.18%		1.13%
(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the period.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others.  The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, and longer-term borrowings.  M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities.  The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes.  The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios.  The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital.  At June 30, 2021 and December 31, 2020, long-term borrowings aggregated $3.5 billion and $4.4 billion, respectively.

Prior to June 2021, Cayman Islands office deposits were used by some customers of the Company as an alternative to other deposit and investment products.  Cayman Islands office deposits totaled $868 million at June 30, 2020 and $652 million at December 31, 2020. At June 30, 2021, there were no Cayman Islands office deposits outstanding.  The Company no longer offers deposits at the Cayman Islands office but, as previously noted, now offers an interest-bearing sweep product to commercial customers through its domestic branches.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $4.1 billion at June 30, 2021, $4.0 billion at June 30, 2020 and $4.5 billion at December 31, 2020.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at June 30, 2021 or December 31, 2020.  The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $725 million at each of June 30, 2021 and December 31, 2020, compared with $861 million at June 30, 2020.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at June 30, 2021 approximately $1.2 billion was available for payment of dividends to M&T from bank subsidiaries.  M&T also may obtain funding through long-term borrowings.  Outstanding senior notes of M&T at June 30, 2021 and December 31, 2020 were $775 million and $783 million, respectively.  Junior subordinated debentures of M&T associated with trust preferred securities outstanding at June 30, 2021 and December 31, 2020 totaled $530 million and $528 million, respectively.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At June 30, 2021, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $19.0 billion.  In addition, the Company has entered into $14.9 billion of forward-starting interest rate swap agreements.

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

The accompanying table as of June 30, 2021 and December 31, 2020 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	June 30, 2021	December 31, 2020
	(In thousands)

+200 basis points	$479,026	324,684
+100 basis points	269,062	182,661
-100 basis points	(92,742)	(61,792)

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $35.3 billion at June 30, 2021, $37.1 billion at June 30, 2020 and $37.8 billion at December 31, 2020. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $938 million at June 30, 2021, compared with $1.0 billion at June 30, 2020 and $776 million at December 31, 2020.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet were $713 million and $101 million, respectively, at June 30, 2021 and $1.1 billion and $117 million, respectively, at December 31, 2020.  The fair value asset and liability amounts at June 30, 2021 have been reduced by contractual settlements of $33 million and $503 million, respectively, and at December 31, 2020 have been reduced by contractual settlements of $6 million and $806 million, respectively. The lower balance of trading account assets at June 30, 2021 as compared with December 31, 2020 was largely the result of decreased values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments. Included in trading account assets were assets related to deferred compensation plans aggregating $21 million at each of June 30, 2021 and December 31, 2020, compared with $20 million June 30, 2020.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at each of June 30, 2021 and December 31, 2020 were $24 million of liabilities related to deferred compensation plans, compared with $23 million at June 30, 2020.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $29 million at each of June 30, 2021, June 30, 2020 and December 31, 2020.

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

Provision for Credit Losses

A provision for (or recapture of) credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date.  Provision for credit loss recaptures were recorded in the second and first quarters of 2021 for $15 million and $25 million, respectively, compared with a provision for credit losses of $325 million that was recorded in the second quarter of 2020. The provision (or recapture) in each quarter adjusts the allowance for credit losses to reflect expected losses that are based on macroeconmic forecasts as of each quarter-end date.  The Company’s estimates of expected losses reflect the ongoing impacts of the COVID-19 pandemic on economic activity. Net charge-offs of loans were $46 million in the recent quarter, $71 million in the second quarter of 2020 and $75 million in the first quarter of 2021.  Net charge-offs as an annualized percentage of average loans and leases were .19% in the second quarter of 2021, .29% in the year-earlier quarter and .31% in the initial quarter of 2021. Net charge-offs for the six-month periods ended June 30, 2021 and 2020 were $121 million and $120 million, respectively, representing an annualized .25% and .26%, respectively, of average loans and leases. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2021
	First Quarter	Second Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$4,434	29,242	33,676
Real estate:
Commercial	54,092	11,330	65,422
Residential	366	(149)	217
Consumer	16,289	5,655	21,944
	$75,181	46,078	121,259

	2020
	First Quarter	Second Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$13,122	29,235	42,357
Real estate:
Commercial	834	16,458	17,292
Residential	3,428	(279)	3,149
Consumer	31,778	25,716	57,494
	$49,162	71,130	120,292

The increased levels of net charge-offs of commercial loans in the second quarter of 2021 were associated with loans to borrowers in various sectors that have been negatively impacted by the COVID-19 pandemic.  The higher levels of net charge-offs of commercial real estate loans in the first quarter of 2021 reflect the impact of the pandemic on borrowers’ abilities to repay loans associated with the retail, office building and hospitality sectors.  Included in net charge-offs of consumer loans were: net recoveries of automobile loans of $2 million in the recent quarter, compared with net charge-offs of $9 million in the second quarter of 2020 and $2 million in the initial quarter of 2021; net charge-offs of recreational finance loans of $1 million in the second quarter of 2021, $5 million in the year-earlier quarter and $7 million in the first 2021 quarter; and net recoveries of home equity loans and lines of credit secured by one-to-four family residential properties of less than $1 million in each of the first two quarters of 2021, compared with net charge-offs of less than $1 million in last year’s second quarter.

Nonaccrual loans aggregated $2.24 billion or 2.31% of total loans and leases outstanding at June 30, 2021, compared with $1.16 billion or 1.18% at June 30, 2020, $1.89 billion or 1.92% at December 31, 2020 and $1.96 billion or 1.97% at March 31, 2021. The higher level of nonaccrual loans at the three most recent quarter-ends as compared with June 30, 2020 reflects the continuing impact of the pandemic on borrowers’ ability to make contractual payments on their loans, most notably loans in the hospitality sector.

Accruing loans past due 90 days or more were $1.08 billion or 1.11% of loans and leases at June 30, 2021, compared with $536 million or .55% at June 30, 2020, $859 million or .87% at December 31, 2020 and $1.08 billion or 1.09% at March 31, 2021.  Accruing loans past due 90 days or more included loans guaranteed by government-related entities of $1.03 billion, $454 million, $798 million, $1.04 billion at June 30, 2021, June 30, 2020, December 31, 2020 and March 31, 2021, respectively.  Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were purchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of those purchased loans that are guaranteed by government-related entities totaled $1.00 billion at June 30, 2021, $428 million a year earlier, $764 million at December 31, 2020 and $1.01 billion at March 31, 2021. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. In addition to the past due loans, the Company also has $2.0 billion of government-guaranteed residential mortgage loans that are not considered delinquent because the borrower has requested and received a COVID-19 related payment deferral. In general, those loans were also purchased to reduce associated servicing costs as described above and also remain covered by the insurance or guarantee of the applicable government-related entity, but are not considered to be past due in accordance with the accounting treatment afforded under the CARES Act and related regulatory and financial accounting guidance as described below and in note 1 of Notes to Financial Statements in M&T’s 2020 Annual Report.

Loans that were 30-89 days past due were $640 million at June 30, 2021, compared with $618 million at June 30, 2020, $662 million at December 31, 2020 and $692 million at March 31, 2021.   COVID-19 related payment deferral modifications of loans are classified as current in accordance with regulatory guidance and, as a result, did not contribute in incremental additions to loans categorized as 30-89 days past due.

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

The Company also modified the terms of select loans in an effort to assist borrowers that were not related to the COVID-19 pandemic or that did not meet the criteria for a COVID-19 modification under the CARES Act. If the borrower was experiencing financial difficulty and a concession was granted, the Company considered such modifications as troubled debt restructurings.  Loan modifications included such actions as the extension of loan maturity dates and the lowering of interest rates and monthly payments.  The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. Information about modifications of loans that are considered troubled debt restructurings is included in note 4 of Notes to Financial Statements.

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $525 million, $188 million, $342 million and $417 million at June 30, 2021, June 30, 2020, December 31, 2020 and March 31, 2021, respectively.

Commercial loans and leases classified as nonaccrual totaled $330 million, $285 million, $307 million and $295 million at June 30, 2021, June 30, 2020, December 31, 2020 and March 31, 2021, respectively. Commercial real estate loans in nonaccrual status aggregated $1.23 billion, $260 million, $891 million and $952 million at June 30, 2021, June 30, 2020, December 31, 2020 and March 31, 2021, respectively. The increases in commercial real estate loans in nonaccrual status at the three most recent quarter-ends as compared with March 31, 2020 were largely due to the addition of $530 million of hotel loans in the second half of 2020.  The increase from March 31, 2021 to June 30, 2021 includes $221 million of additional hotel loans.  Hotel-related commercial real estate-related loans (including construction) in nonaccrual status at June 30, 2021, June 30, 2020, December 31, 2020 and March 31, 2021 were $815 million, $5 million, $607 million and $597 million, respectively.

Nonaccrual residential real estate loans totaled $509 million at June 30, 2021, compared with $426 million at June 30, 2020, $513 million at December 31, 2020 and $529 million at March 31, 2021. The increases at the three most recent quarter-ends as compared with June 30, 2020 were largely reflective of the effect of recent economic conditions on borrowers. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $137 million at June 30, 2021, compared with $119 million at June 30, 2020, $147 million at December 31, 2020, and $143 million at March 31, 2021.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans.  Residential real estate loans past due 90 days or more and accruing interest aggregated $1.03 billion at June 30, 2021, compared with $479 million at June 30, 2020, $793 million at December 31, 2020 and $1.04 billion at March 31, 2021. Those amounts related to government-guaranteed loans as previously noted. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2021 is presented in the accompanying table.

Nonaccrual consumer loans were $173 million at June 30, 2021, compared with $187 million at June 30, 2020, $183 million at December 31, 2020 and $182 million at June 30, 2021. Included in nonaccrual consumer loans at June 30, 2021, June 30, 2020, December 31, 2020 and March 31, 2021 were: automobile loans of $31 million, $43 million, $39 million, and $38 million, respectively; recreational finance loans of $23 million, $24 million, and $26 million, and $27 million respectively; and outstanding balances of home equity loans and lines of credit of $77 million, $77 million, $79 million, and $79 million respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2021 is presented in the accompanying table.

Information about past due and nonaccrual loans as of June 30, 2021 and December 31, 2020 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	June 30, 2021			June 30, 2021
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,044,182	$139,796	2.77%	$17	—%
Pennsylvania	1,053,496	15,887	1.51	53	.02
Maryland	1,418,956	16,475	1.16	(8)	—
New Jersey	2,525,779	95,114	3.77	90	.01
Other Mid-Atlantic (a)	1,218,787	19,854	1.63	(48)	(.02)
Other	3,948,189	84,638	2.14	(51)	(.01)
Total	$15,209,389	$371,764	2.44%	$53	—%
Residential construction loans:
New York	$19,067	$146	.77%	$—	—%
Pennsylvania	7,839	234	2.99	—	—
Maryland	7,400	—	—	—	—
New Jersey	10,705	—	—	—	—
Other Mid-Atlantic (a)	17,384	—	—	—	—
Other	5,731	—	—	—	—
Total	$68,126	$380	.56%	$—	—%
Limited documentation first mortgages:
New York	$651,697	$63,120	9.69%	$31	.02%
Pennsylvania	29,401	5,255	17.87	—	—
Maryland	17,065	2,457	14.40	(54)	(1.24)
New Jersey	524,883	40,883	7.79	—	—
Other Mid-Atlantic (a)	14,289	1,413	9.89	(1)	(.02)
Other	190,101	23,555	12.39	(178)	(.36)
Total	$1,427,436	$136,683	9.58%	$(202)	(.05%)
First lien home equity loans and lines of credit:
New York	$955,313	$17,236	1.80%	$241	.10%
Pennsylvania	579,174	10,329	1.78	113	.08
Maryland	467,532	12,254	2.62	32	.03
New Jersey	72,137	1,053	1.46	(2)	(.01)
Other Mid-Atlantic (a)	166,101	2,441	1.47	33	.08
Other	27,266	1,262	4.63	-	—
Total	$2,267,523	$44,575	1.97%	$417	.07%
Junior lien home equity loans and lines of credit:
New York	$561,979	$14,727	2.62%	$(309)	(.22%)
Pennsylvania	193,005	2,356	1.22	(260)	(.52)
Maryland	372,936	9,433	2.53	(130)	(.14)
New Jersey	90,806	1,016	1.12	30	.13
Other Mid-Atlantic (a)	176,120	3,650	2.07	22	.05
Other	39,214	732	1.87	(75)	(.76)
Total	$1,434,060	$31,914	2.23%	$(722)	(.20%)
Limited documentation junior lien:
New York	$391	$21	5.37%	$(4)	(3.66%)
Pennsylvania	154	24	15.58	—	—
Maryland	763	25	3.28	—	—
New Jersey	117	—	—	—	—
Other Mid-Atlantic (a)	473	32	6.77	—	—
Other	2,064	120	5.81	(65)	(12.40)
Total	$3,962	$222	5.60%	$(69)	(6.85%)

(a)Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $28 million at June 30, 2021, compared with $67 million at June 30, 2020, $35 million at December 31, 2020 and $30 million at March 31, 2021.  The declines since June 30, 2020 are largely reflective of foreclosure moratoriums imposed by government authorities in numerous jurisdictions. Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended June 30, 2021, June 30, 2020 and March 31, 2021. At June 30, 2021, the Company’s holdings of residential real estate-related properties comprised approximately 84% of foreclosed assets.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

	2021 Quarters		2020 Quarters
	Second	First	Fourth	Third	Second
	(Dollars in thousands)

Nonaccrual loans	$2,242,057	1,957,106	1,893,299	1,239,972	1,156,650
Real estate and other foreclosed assets	27,902	29,797	34,668	49,872	66,763
Total nonperforming assets	$2,269,959	1,986,903	1,927,967	1,289,844	1,223,413
Accruing loans past due 90 days or more(a)	$1,077,227	1,084,553	859,208	527,258	535,755
Government guaranteed loans included in totals above:
Nonaccrual loans	$49,796	51,668	48,820	45,975	51,165
Accruing loans past due 90 days or more(a)	1,029,331	1,044,599	798,121	505,446	454,269
Renegotiated loans	$236,377	242,121	238,994	242,581	234,768

Nonaccrual loans to total loans and leases, net of unearned discount	2.31%	1.97%	1.92%	1.26%	1.18%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.34%	2.00%	1.96%	1.31%	1.25%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	1.11%	1.09%	.87%	.54%	.55%

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

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis.  For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of June 30, 2021, concerns existed about the somewhat uneven and incomplete recovery evident in the economy related to the COVID-19 pandemic, despite recent improvements in macroeconomic forecasts; the ultimate effectiveness of economic stimulus being provided by the U.S. government; the volatile nature of global markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; the extent to which additional repayment forbearance might be requested by borrowers, in particular commercial real estate borrowers; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 49% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that could see lingering effects of the economic downturn. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are typically assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.”  A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. During the latter half of 2020 and the first six months of 2021, the Company re-graded significant portions of its commercial loans and commercial real estate loans based on financial results and projections of specific borrowers, particularly those that were affected by COVID-19 impacts. Criticized commercial loans and commercial real estate loans totaled $9.7 billion at June 30, 2021, compared with $6.2 billion at June 30, 2020, $7.2 billion at December 31, 2020, and $8.4 billion at March 31, 2021. The rise in criticized loans at the three most recent quarter-ends as compared to June 30, 2020 reflects the impact of the pandemic on borrowers’ financial condition and the continuing re-grading of loans by the Company, and is reflective of the provision for credit losses recorded by the Company in 2020 as the pandemic unfolded.  The increases in such loans since December 31, 2020 were largely attributable to investor-owned permanent commercial real estate loans in the hotel, office and healthcare sectors and commercial real estate construction loans in the hotel and healthcare sectors. On an overall basis, weighted-average loan-to-stabilized value (“LTV”) ratios for investor-owned commercial real estate properties do not vary significantly by asset class or sector, and at June 30, 2021 were generally  within a range of 55% to 65% with an overall weighted-average LTV ratio of approximately 58%. Investor-owned commercial real estate loans comprised $7.4 billion of total criticized loans of $9.7 billion at June 30, 2021.

The COVID-19 pandemic and related governmental responses led to a significant reduction in economic activity that was detrimental to many borrowers across the Company’s geographic regions, particularly borrowers in the hotel, healthcare-related, and office sectors. Many of those borrowers have been and will likely continue to be adversely impacted by the economic effects of the COVID-19 pandemic. Summaries of loans outstanding as of June 30, 2021 for which borrowers have been granted a COVID-19 related forbearance and loans extended under the PPP are provided in the accompanying table. Of the COVID-19 related modifications with payment deferrals at June 30, 2021, substantially all are scheduled to expire during 2021.

As commercial loans and commercial real estate loans were approved for modifications related to COVID-19, the Company assessed loans considering the creditworthiness of the borrower, collateral values, the financial condition of any guarantors, and the expected collectability of contractual principal and interest payments. Loan-to-collateral values on investor-owned loans are generally relatively low and oftentimes the loans include some form of recourse. Loans secured by residential real estate with a COVID-19 payment forbearance were evaluated for collectability based on the borrower’s ability to repay considering past performance and estimated collateral values. If collectability was considered doubtful, loans were classified as nonaccrual.

Loan officers in different geographic locations with the support of the Company’s credit department personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company re-assessed its loan grades for those borrowers most impacted by COVID-19 and expects that loans will continue to be regraded in subsequent periods as more information becomes available. The Company’s policy is that, at least annually, updated financial information be obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

COVID-19 RELATED LOANS AND LEASES DATA

	June 30, 2021
			COVID-19 Forbearance
Commercial, financial, leasing, etc.	Total	PPP	Payment Deferrals(a)		Other Forbearances(b)	Total
	(Dollars in millions)
Industry
Services	$5,145	$1,382	$15		$26	$41
Manufacturing	3,625	406	—		—	—
Motor vehicle and recreational finance dealers	3,002	197	—		—	—
Financial and insurance	2,275	43	—		—	—
Wholesale	2,169	216	—		24	24
Construction	1,850	665	—		—	—
Health services	1,801	514	—		—	—
Retail	1,705	415	—		—	—
Real estate investors	1,543	143	2		—	2
Transportation, communications, utilities	1,490	180	—		—	—
Other	804	120	1		26	27
Total commercial, financial, leasing, etc.	25,409	4,281	18		76	94
Commercial real estate
Investor-owned
Permanent finance by property type
Retail/Service	4,696	—	—		64	64
Apartments/Multifamily	4,362	—	—		—	—
Office	4,219	—	2		—	2
Health facilities	2,819	—	—		—	—
Hotel	2,638	—	97		136	233
Industrial/Warehouse	1,391	—	1		—	1
Other	304	—	37		—	37
Total permanent	20,429	—	137		200	337
Total construction/development	9,788	—	34		22	56
Total investor-owned	30,217	—	171		222	393
Owner-occupied by industry
Other services	1,485	—	23		—	23
Motor vehicle and recreational finance dealers	1,365	—	—		—	—
Retail	1,179	—	8		—	8
Wholesale	786	—	—		—	—
Health services	674	—	1		7	8
Manufacturing	589	—	—		—	—
Other	1,264	—	—		—	—
Total owner-occupied	7,342	—	32		7	39
Total commercial real estate	37,559	—	203		229	432
Residential real estate	16,705	—	2,585	(c)	—	2,585
Consumer
Recreational finance	7,755	—	5		—	5
Automobile	4,491	—	12		—	12
Homes equity lines and loans	3,705	—	11		—	11
Other	1,489	—	1		—	1
Total consumer	17,440	—	29		—	29
Total	$97,113	$4,281	$2,835		$305	$3,140
(a)	Represents accruing loans at June 30, 2021 for which a COVID-19 related payment deferral (including maturity extensions) has been granted.
(b)	Consists predominantly of accruing loans for which a COVID-19 related covenant waiver has been granted.
(c)	Includes $2.0 billion of government-guaranteed loans.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At June 30, 2021, approximately 61% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 57% (or approximately 22% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2021 approximately 84% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 10% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at June 30, 2021, June 30, 2020 and March 31, 2021 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists.  Among the assumptions utilized as of June 30, 2021 was that the national unemployment rate continues to be at elevated levels, on average 5.4%, through 2021, followed by a gradual improvement reaching 3.5% by mid-2023. The forecast assumed that GDP grows at a 7.4% annual rate during 2021 resulting in GDP returning to pre-pandemic levels during 2021. The commercial real estate price index was assumed to be down modestly in 2021, but improving in 2022 and 2023. Residential real estate prices were not assumed to fluctuate significantly. The assumptions utilized as of March 31, 2021 included a decrease in the unemployment rate in the first quarter of 2021 to approximately 6.2% from 6.8% at the end of the fourth quarter of 2020, followed by a gradual decrease of the unemployment rate through the first quarter of 2023 to 4.2%. That forecast assumed that GDP would grow at a 6.3% annual rate during 2021 resulting in GDP returning to pre-pandemic levels during 2021. The commercial real estate price index was assumed to be flat from pre-pandemic levels over the ensuing two years. Residential real estate prices were not assumed to fluctuate significantly. The assumptions utilized as of December 31, 2020 included the national unemployment rate continuing at elevated levels, on average 6.9% through 2021, followed by a gradual return to long-term historical averages by the end of 2022. The forecast also assumed gross domestic product to grow at a 4.1% annual rate during 2021 resulting in a return to pre-pandemic levels by the end of 2022. Commercial real estate prices were assumed to decline by 6.8% in 2021, followed by improvement. Residential real estate prices were not assumed to fluctuate significantly. The assumptions utilized as of June 30,

2020 included a decline in the unemployment rate in the third quarter of 2020 to approximately 9% from a peak of nearly 14% in the second quarter of 2020, followed by a sustained high single-digit unemployment rate through 2022. The forecast also assumed gross domestic product to contract nearly 7% in 2020 and to then recover to pre-pandemic levels by the second quarter of 2022. Commercial real estate prices were assumed to decline by 15% in the first forecast year, followed by improvement. Residential real estate prices were not assumed to fluctuate significantly. The assumptions utilized were based on information available to the Company at or near June 30, 2021, March 31, 2021, December 31, 2020 and June 30, 2020 at the time it was preparing its estimate of expected credit losses as of those dates.

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts and other risk factors that influence its loss estimation process. With respect to economic forecasts the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period. Economic forecasts have changed rapidly in the recent past due to the uncertain impacts of COVID-19.  Generally, an increase in unemployment rate or a decrease in any of the rate of change in gross domestic product, commercial real estate prices or home prices would have an adverse impact on expected credit losses and would likely result in an increase to the allowance for credit losses. The Company’s process for determining the allowance for credit losses undergoes quarterly and periodic evaluations by independent risk management personnel, which among many other considerations, evaluate the reasonableness of management’s methodology and significant assumptions.  Further information about the Company’s methodology to estimate expected credit losses is included in note 4 of Notes to Financial Statements.

Management believes that the allowance for credit losses at June 30, 2021 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.58 billion at June 30, 2021, $1.64 billion at each of June 30, 2020 and March 31, 2021 and $1.74 billion at December 31, 2020. As a percentage of loans outstanding, the allowance was 1.62% at June 30, 2021, 1.65% at March 31, 2021, 1.68% at June 30, 2020 and 1.76% at December 31, 2020. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $514 million in the second quarter of 2021, up from $487 million in the year-earlier quarter and $506 million in the first quarter of 2021.  The higher level of other income in the recent quarter as compared with the earlier quarters resulted from higher service charges on deposit accounts, merchant discount and credit card fees, and trust income. As compared with the second quarter of 2020, partially offsetting those favorable factors were unrealized losses on investment securities and lower residential mortgage banking revenues in the recent quarter.

Mortgage banking revenues were $133 million in the recent quarter, compared with $145 million in the second quarter of 2020 and $139 million in the first 2021 quarter.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $98 million in the second quarter of 2021, $111 million in the similar quarter of 2020 and $107 million in the initial 2021 quarter. As compared with the second quarter of 2020, the lower residential mortgage banking revenues in the recent quarter resulted from decreased gains associated with loans held for sale and related commitments, reflecting narrower margins.  The decline from 2021’s initial quarter also resulted from lower gains associated with loans held for sale and related commitments in the recent quarter, reflecting a five percent decline in  origination volumes and narrower margins.

New commitments to originate residential real estate loans to be sold were approximately $1.2 billion in the second quarter of 2021, compared with $1.1 billion in the year-earlier quarter and $1.3 billion in the first quarter of 2021. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of  $40 million in the second quarter of 2021, $52 million in the corresponding period of 2020 and $50 million in 2021’s initial quarter.

Loans held for sale that were secured by residential real estate aggregated $679 million at June 30, 2021, $440 million at June 30, 2020 and $777 million at December 31, 2020.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $1.37 billion and $1.02 billion, respectively, at June 30, 2021, compared with $986 million and $1.03 billion, respectively, at June 30, 2020 and $1.47 billion and $1.03 billion, respectively, at December 31, 2020.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $38 million at June 30, 2021, $43 million at June 30, 2020 and $52 million at December 31, 2020. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $9 million in the recent quarter and $4 million in the first quarter of 2021, compared with net increases in revenues of $26 million in the second quarter of 2020.

Revenues from servicing residential real estate loans for others were $59 million during each of the quarters ended June 30, 2021 and 2020 and $57 million during the three months ended March 31, 2021. Residential real estate loans serviced for others totaled $97.1 billion at June 30, 2021, $95.1 billion at June 30, 2020, $94.4 billion at December 31, 2020 and $95.0 billion at March 31, 2021. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $72.6 billion, $64.7 billion, $68.1 billion and $69.7 billion at June 30, 2021, June 30, 2020, December 31, 2020 and March 31, 2021, respectively. Revenues earned for sub-servicing loans totaled $37 million during the recent quarter and $34 million in each of the second quarter of 2020 and the first quarter of 2021. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group (“BLG”). Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.

Capitalized residential mortgage servicing assets totaled $221 million at June 30, 2021 (net of a $29 million valuation allowance), $211 million at June 30, 2020 (net of a $27 million valuation allowance), $201 million at December 31, 2020 (net of a $30 million valuation allowance) and $218 million at March 31, 2021 (net of a $21 million valuation allowance).  During the second quarters of 2021 and 2020, the valuation allowance for capitalized residential mortgage servicing rights was increased by $8 million and $10 million, respectively, compared with a reduction to the valuation allowance of $9 million in the first quarter of 2021. Those increases and decreases in the valuation allowance resulted from changes in the estimated fair value of capitalized mortgage servicing rights that reflected the impact of changes in interest rates on expected prepayments of serviced residential mortgage loans.

Commercial mortgage banking revenues totaled $35 million in the second quarter of 2021, compared with $34 million in the second quarter of 2020 and $32 million in the first quarter of 2021.  Included in such amounts were revenues from loan origination and sales activities of $19 million in each of the second quarters of 2021 and 2020, and $17 million in the initial quarter of 2021. Commercial real estate loans originated for sale to other investors were approximately $411 million in the recent quarter, compared with $729 million in the second quarter of 2020 and $619 million in the first quarter of 2021. Loan servicing revenues totaled $16 million in the second quarter of 2021, compared with $15 million in each of the second quarter of 2020 and first quarter of 2021. Capitalized commercial mortgage servicing assets were $132 million and $128 million at June 30, 2021 and 2020, respectively, and $133 million at December 31, 2020. Commercial real estate loans serviced for other investors totaled $22.6 billion at June 30, 2021, $21.4 billion at June 30, 2020 and $22.2 billion at December 31, 2020. Those servicing amounts included $4.0 billion at each of June 30, 2021 and December 31, 2020 and $3.9 billion at June 30, 2020 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.3 billion at each of June 30, 2021, June 30, 2020 and December 31, 2020.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $651 million and $445 million, respectively, at June 30, 2021, $492 million and $237 million, respectively, at June 30, 2020 and $641 million and $364 million, respectively, at December 31, 2020. Commercial real estate loans held for sale at June 30, 2021, June 30, 2020 and December 31, 2020 were $206 million, $255 million and $278 million, respectively.

Service charges on deposit accounts were $99 million and $77 million in the second quarters of 2021 and 2020, respectively, and $93 million in the initial quarter of 2021.  The increases in such service charges during the two most recent quarters as compared with the second quarter of 2020 reflected higher debit card, ATM and other customer transaction activity.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust income aggregated $163 million in the second quarter of 2021, compared with $152 million in the year-earlier quarter and $156 million in the first quarter of 2021.  Revenues associated with the ICS business were approximately $91 million during the quarter ended June 30, 2021, compared with $85 million and $89 million during the quarters ended June 30, 2020 and March 31, 2021, respectively. The higher revenues in the recent quarter as compared with the previous quarters were largely attributable to increased retirement services income resulting from growth in collective fund balances. Revenues attributable to WAS totaled approximately $65 million during the quarter ended June 30, 2021, compared with $60 million and $59 million during the quarters ended June 30, 2020 and March 31, 2021, respectively.  The higher revenues in the recent quarter as compared with the year-earlier quarter were largely attributable to favorable equity market performance that was partially offset by proprietary fund money market fee waivers as a result of the current interest rate environment.  The improvement as compared with the initial 2021 quarter reflected annual tax service fees earned in the recent quarter for assisting customers with their tax filings and favorable equity market performance.  Trust assets under management were $149.8 billion, $114.4 billion, $141.5 billion and $135.8 billion at June 30, 2021, June 30, 2020, March 31, 2021 and December 31, 2020, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $12.7 billion, $12.6 billion, $12.7 billion and $12.9 billion at June 30, 2021, June 30, 2020, March 31, 2021 and December 31, 2020, respectively.  Additional trust income from investment management activities was $7 million in each of the second quarters of 2021 and 2020 and $8 million in the first 2021 quarter, and is predominantly comprised of fees earned from retail customer investment accounts.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, totaled $10 million in each of the second quarters of 2021 and 2020, compared with $13 million in the first quarter of 2021.  Trading account and foreign exchange activity resulted in gains of $7 million, $8 million and $6 million during the quarters ended June 30, 2021, June 30, 2020 and March 31, 2021, respectively.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net losses on investment securities of $11 million in the recent quarter and $12 million in the first quarter of 2021, compared with net gains of $7 million in the second quarter of 2020.  The gains and losses represented unrealized gains and losses on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations were $113 million in the second quarter of 2021, compared with $87 million in the corresponding 2020 period and $111 million in the first quarter of 2021. The primary factor for the increase in such revenues in the recent quarter as compared with the second quarter of 2020 was the impact of increased customer activity on merchant discount and credit card fees, ATM fees and credit-related fees. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $28 million in the recent quarter, $25 million in the year-earlier quarter and $31 million in the first quarter of 2021.  Revenues from merchant discount and credit card fees were $36 million in the second 2021 quarter, compared with $23 million in the year-earlier quarter and $26 million in the initial quarter of 2021. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $13 million in each of the second quarters of 2021 and 2020 and $10 million in the first quarter of 2021. Insurance-related sales commissions and other revenues totaled $11 million in the quarter ended June 30, 2021, compared with $10 million in the second quarter of 2020 and $14 million in the first quarter of 2021.

Other income totaled $1.02 billion during each of the first six months of 2021 and 2020.  Higher trust income and service charges on deposit accounts in 2021 were offset by decreases in trading account and foreign exchange gains  and unrealized losses on investment securities.

Mortgage banking revenues totaled $272 million during the first six months of 2021, compared with $273 million during the similar period in 2020. Residential mortgage banking revenues aggregated $205 million and $210 million during the six-month periods ended June 30, 2021 and 2020, respectively. New commitments to originate residential real estate loans to be sold aggregated $2.5 billion and $2.1 billion in the initial six months of 2021 and 2020, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $89 million and $84 million in the six-month periods ended June 30, 2021 and 2020, respectively. Revenues from servicing residential real estate loans for others were $116 million in the first half of 2021 and $126 million in the corresponding 2020 period. Included in servicing revenues were sub-servicing revenues aggregating $71 million in each of the first six months of 2021 and 2020. For the six months ended June 30, commercial mortgage banking revenues were $67 million and $63 million in 2021 and 2020, respectively. Commercial real estate loans originated for sale to other investors totaled $1.0 billion and $1.3 billion during the six-month periods ended June 30, 2021 and 2020, respectively.

Service charges on deposit accounts aggregated $191 million during the first six months of 2021, compared with $184 million in the year-earlier period. That increase was predominantly due to lower consumer service charges in 2020 resulting from the impact of the pandemic, reflecting waived fees and lower customer transaction activity in that year. Trust income totaled $319 million and $301 million during the first six months of 2021 and 2020, respectively. The increase in trust income in 2021 as compared with 2020 was largely due to higher revenues from the ICS business, reflecting both sales activities and higher retirement services income from growth in collective fund balances, and in the WAS business, reflecting favorable equity market performance. Brokerage services income totaled $23 million in the first six months of 2021, compared with $24 million in the six-month period ended June 30, 2020. Trading account and foreign exchange activity resulted in gains of $13 million and $29 million in the first six months of 2021 and 2020, respectively.  The lower gains in 2021 were predominantly due to decreased activity related to interest rate swap agreements executed on behalf of commercial customers. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions.

Net unrealized losses on investment securities totaling $23 million were recognized during the first six months of 2021, compared with net unrealized losses of $14 million in the corresponding 2020 period.

Other revenues from operations totaled $224 million in the first six months of 2021, compared with $220 million in the year-earlier period. Other revenues from operations include the following significant components. Letter of credit and other credit-related fees aggregated $60 million and $56 million in 2021 and 2020, respectively. Income from bank owned life insurance totaled $23 million in the first six months of 2021, compared with $25 million in the corresponding 2020 period. Merchant discount and credit card fees were $62 million and $52 million in the first six months of 2021 and 2020, respectively. Insurance-related commissions and other revenues aggregated  $25 million in each of the first six months of 2021 and 2020. M&T’s investment in BLG resulted in income of $23 million in the first six months of 2020; there was no similar income in the first half of 2021.

Other Expense

Other expense totaled $865 million in the second quarter of 2021, compared with $807 million in the year-earlier quarter and $919 million in the first quarter of 2021. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $3 million in each of the two most recent quarters and $4 million in the second quarter of 2020 and merger-related expenses of $4 million in second quarter of 2021 and $10 million in the initial 2021 quarter. The merger-related expenses in the recent quarter largely reflected printing costs associated with the production of the joint proxy statement/prospectus distributed to the shareholders of M&T and People’s United, and in the initial 2021 quarter were comprised of professional services (investment banking and legal) associated with the proposed merger. Exclusive of those nonoperating expenses, noninterest operating expenses were $859 million in the recent quarter, compared with $803 million in the year-earlier quarter and $907 million in the initial 2021 quarter. Factors contributing to the increased other expenses in the recent quarter as compared with the year-earlier quarter were higher costs for salaries and employee benefits, outside data processing and software, and professional services. When compared with the first quarter of 2021, the decrease in noninterest operating expenses in the recent quarter resulted from lower costs for salaries and employee benefits, reflecting seasonally higher stock-based compensation and employee benefits expenses in the previous quarter, partially offset by increased professional services costs.  Reflecting the impact of lower interest rates on expected prepayments of serviced residential mortgage loans, M&T recorded an $8 million increase in the valuation allowance for capitalized residential mortgage servicing rights in the recent quarter, compared with a decrease in that valuation allowance of $9 million in the initial 2021 quarter. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Other expense for the first half of 2021 totaled $1.78 billion, compared with $1.71 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $5 million and $8 million in the six-month periods ended June 30, 2021 and 2020, respectively, and merger-related expenses of $14 million during the first six months of 2021. Exclusive of those nonoperating expenses, noninterest operating expenses for the first half of 2021 were $1.77 billion, compared with $1.71 billion in the first six months of 2020. The increase in noninterest operating expenses in the 2021 period was largely attributable higher costs for salaries and employee benefits, outside data processing and software, professional services and charitable contributions.  A $1 million decrease of the valuation allowance for capitalized residential mortgage servicing rights was recorded in the first half of 2021, compared with an addition to that valuation allowance of $20 million in the corresponding 2020 period.

Salaries and employee benefits expense totaled $479 million in the second quarter of 2021, compared with $459 million in the year-earlier quarter and $541 million in the first quarter of 2021. When comparing the second quarter of 2021 with the corresponding 2020 quarter, the increased expenses were predominantly the result of higher incentive compensation. The decrease in salaries and employee benefits expenses in the recent quarter as compared with the first quarter of 2021 reflect seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments in the initial 2021 quarter. During the first six months of 2021 and 2020, salaries and employee benefits expense aggregated $1.02 billion and $996 million, respectively. The higher expense level in 2021 largely reflects increased incentive compensation, stock-based compensation and commission costs. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarter of 2021 included $34 million that would have been recognized over the normal vesting period if not for the accelerated recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $13 million in each of the three-month periods ended June 30, 2021 and June 30, 2020, $48 million in the three-month period ended March 31, 2021, and $61 million and $56 million during the six-month periods ended June 30, 2021 and June 30, 2020, respectively. The number of full-time equivalent employees was 16,978 at June 30, 2021, compared with 17,098 and 17,157 at June 30, 2020 and March 31, 2021, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $380 million, $344 million and $366 million in the quarters ended June 30, 2021, June 30, 2020 and March 31, 2021, respectively. On that same basis, such expenses were $745 million and $710 million in the six-month periods ended June 30, 2021 and 2020, respectively. The increase in nonpersonnel operating expenses in the recent quarter as compared with the second quarter of 2020 resulted largely from higher costs for outside data processing and software, professional services and contributions to The M&T Charitable Foundation.  As compared with the initial 2021 quarter, the higher nonpersonnel operating expenses in the recent quarter were due to higher costs for outside data processing and software, professional services, and the addition to the valuation allowance for capitalized residential mortgage servicing rights (compared with a reduction in the first quarter of 2021).  The rise in nonpersonnel operating expenses in the first half of 2021 as compared with the same period in 2020 was largely the result of increased costs for outside data processing and software, professional services, and charitable contributions offset, in part, by the $1 million reduction of the valuation allowance for capitalized servicing rights in 2021 contrasted with an addition to that valuation allowance in the 2020 period of $20 million.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 58.4% during the recent quarter, compared with 55.7% and 60.3% in the second quarter of 2020 and first quarter of 2021, respectively. The efficiency ratios for the six-month periods ended June 30, 2021 and 2020 were 59.4% and 57.4%, respectively.The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $148 million in the second quarter of 2021, compared with $71 million in the year-earlier quarter and $145 million in the initial 2021 quarter. For the six-month periods ended June 30, 2021 and 2020, the provisions for income taxes were $293 million and $152 million, respectively The effective tax rates were 24.4%, 22.8% and 24.5% for the quarters ended June 30, 2021, June 30, 2020 and March 31, 2021, respectively, and 24.4% and 23.0% for the six-month periods ended June 30, 2021 and 2020, respectively.

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

Capital

Shareholders’ equity was $16.7 billion at June 30, 2021, representing 11.10% of total assets, compared with $15.9 billion or 11.43% a year earlier and $16.2 billion or 11.35% at December 31, 2020.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.25 billion at each of June 30, 2021, June 30, 2020 and December 31, 2020.

Common shareholders’ equity was $15.5 billion or $120.22 per share, at June 30, 2021, compared with $14.7 billion or $114.54 per share, a year earlier and $14.9 billion or $116.39 per share at December 31, 2020.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $84.47 at the end of the recent quarter, compared with $78.62 at June 30, 2020 and $80.52 at December 31, 2020.  The Company’s ratio of tangible common equity to tangible assets was 7.44% at June 30, 2021, compared with 7.48% a year earlier and 7.49% at December 31, 2020.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $114 million or $.89 per common share, at June 30, 2021, $170 million, or $1.32 per common share, at June 30, 2020 and $145 million, or $1.13 per common share, at December 31, 2020.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of June 30, 2021 and December 31, 2020 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at June 30, 2021 were pre-tax effect unrealized gains of $165 million on securities with an amortized cost of $3.7 billion and pre-tax effect unrealized losses of $7 million on securities with an amortized cost of $103 million.  Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 12 of Notes to Financial Statements.

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

As of June 30, 2021, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of June 30, 2021, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at June 30, 2021 and December 31, 2020 as the substantial majority of such investment securities were obligations backed by the U.S. government or its agencies.  The Company assessed the potential for expected credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at June 30, 2021 and December 31, 2020, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $68 million and $77 million, respectively, and a fair value of $65 million and $70 million, respectively.  At June 30, 2021, 81% of the mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of June 30, 2021, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $451 million, or $3.51 per common share, at June 30, 2021, $324 million or $2.53 per common share, at June 30, 2020 and $481 million or $3.75 per common share, at December 31, 2020.

On January 20, 2021, M&T’s Board of Directors authorized a stock repurchase plan to repurchase up to $800 million of shares of M&T’s common stock subject to all applicable regulatory limitations.  There were no repurchases pursuant to that repurchase plan during the first six months of 2021, and M&T does not expect any repurchases while the acquisition of People’s United is pending. Pursuant to previously approved capital plans and authorizations by M&T’s Board of Directors, M&T repurchased 2,577,000 shares of its common stock for $374 million in the first quarter of 2020.  There were no repurchases of M&T common stock in the second quarter of 2020.

Cash dividends declared on M&T’s common stock totaled $143 million in each of the two most recent quarters, compared with $142 million in the second quarter of 2020.  Cash dividends declared on preferred stock aggregated $17 million in each of the first two quarters of 2021 and in the second quarter of 2020.

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

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of June 30, 2021 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2021

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.72%	11.50%	30.28%
Tier 1 capital	11.92%	11.50%	30.28%
Total capital	14.13%	13.23%	30.35%
Tier 1 leverage	8.55%	8.26%	7.87%

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

The Business Banking segment recorded net income of $42 million in the second quarter of 2021, compared with $38 million and $46 million in the quarters ended June 30, 2020 and March 31, 2021, respectively. As compared with the year-earlier quarter, the increase resulted from a $6 million rise in merchant discount and credit card fees and a $4 million decrease in the provision for credit losses, due to lower net charge-offs, which were partially offset by higher personnel-related costs of $3 million and a $2 million decrease in net interest income. The lower net interest income reflected a 79 basis point narrowing of the net interest margin on deposits, partially offset by higher average outstanding deposit balances of $3.0 billion and a 69 basis point widening of the net interest margin on loans. As compared with the first quarter of 2021, the decline in net income in the recent quarter was attributable to a $17 million decrease in net interest income, reflecting a 71 basis point narrowing of the net interest margin on loans, partially offset by higher merchant discount and credit card fees of $4 million and a decrease of $2 million to each of the provision for credit losses and personnel-related costs. Net income recorded by the Business Banking segment was $88 million in the first six months of 2021, compared with $70 million in the year-earlier period. That 25% improvement resulted from a $20 million rise in net interest income and an $11 million decrease in the provision for credit losses, due to lower net charge-offs, partially offset by higher personnel-related costs of $7 million. The increase in net interest income reflected increases in average outstanding deposit and loan balances of $4.0 billion and $1.5 billion, respectively, and a widening of the net interest margin on loans of 156 basis points, partially offset by a narrowing of the net interest margin on deposits of 184 basis points.  The higher average loan balances in the 2021 period were attributable to increased average PPP loans of $1.6 billion as compared with the first half of 2020.

Net income earned by the Commercial Banking segment totaled $111 million during each of the quarters ended June 30, 2021 and 2020, compared with $123 million in the first quarter of 2021. As compared with the second quarter of 2020, net income in the recent quarter reflected lower net interest income of $18 million and increased centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment of $6 million. Those factors were offset by a $9 million write-down in 2020 of equipment under operating leases, a $6 million increase in merchant discount and credit card fees, a $5 million decrease in the provision for credit losses and a $5 million increase in loan syndication fees. The lower net interest income resulted from a decline in the net interest margin on deposit balances of 84 basis points and a decrease in average outstanding loan balances of $2.6 billion, partially offset by a widening of the net interest margin on loans of 26 basis points and an increase in average outstanding deposit balances of $4.7 billion. The recent quarter’s 9% decline in net income as compared with the initial 2021 quarter was largely due to an $8 million increase in the provision for credit losses and a $4 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment. The Commercial Banking segment contributed $234 million of net income in the first half of 2021, down from $255 million earned in the similar 2020 period.  Contributing to that decline were a $21 million increase in the provision for credit losses, a $16 million decline in net interest income, and a $9 million decrease in trading account and foreign exchange gains that resulted from lower activity related to interest rate swap agreements executed on behalf of commercial customers. Those factors were offset by a $9 million write-down of equipment under operating leases in the 2020 period and $6 million increases in each of loan syndication fees and merchant discount and credit card fees. The lower net interest income reflected a 191 basis point narrowing of the net interest margin on deposits, partially offset by higher average deposit balances of $8.6 billion and a widening of the net interest margin on loans of 22 basis points.  Higher average balances of PPP loans of $1.5 billion were offset by declines in dealer floor plan and other commercial loans.

The Commercial Real Estate segment contributed net income of $87 million in the recent quarter, compared with $107 million in the second quarter of 2020 and $71 million in the initial 2021 quarter.  The decline as compared with the second quarter of 2020 reflects a $24 million decrease in net interest income, driven by a narrowing of the net interest margin on deposits and loans of 78 basis points and 26 basis points, respectively, and $4 million increases in each of centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment and personnel-related costs. Partially offsetting those unfavorable factors was an $8 million decrease in the provision for credit losses. The 22% improvement in the recent quarter’s net income as compared with the first quarter of 2021 was driven by a $24 million decrease in the provision for credit losses. Net income earned by the Commercial Real Estate segment totaled $158 million during the six-month period ended June 30, 2021, compared with $224 million in the corresponding 2020 period. The factors contributing to that decline included: a $37 million decrease in net interest income, reflecting the narrowing of the net interest margin on deposits and loans of 89 basis points and 21 basis points, respectively; a $28 million increase in the provision for credit losses and a $12 million decline in trading account and foreign exchange gains, resulting mainly from decreased activity related to interest rate swap transactions executed on behalf of commercial customers.

Net income from the Discretionary Portfolio segment was $79 million in the recent quarter, compared with $96 million in the second quarter of 2020 and $91 million in the initial 2021 quarter. As compared with 2020’s second quarter, the recent quarter’s results reflected $11 million of valuation losses on marketable equity securities in the recent quarter, compared with gains of $7 million in the second quarter of 2020. The decline in net income in the recent quarter as compared with the immediately preceding quarter was attributable to a $20 million decrease in net interest income, reflecting lower income from interest rate swap agreements utilized for interest rate risk management purposes of $15 million and a $430 million decline in average outstanding loan balances, partially offset by a $2 million decrease in the provision for credit losses and a $2 million increase in revenues from bank owned life insurance. Year-to-date net income recorded by this segment was $169 million in 2021 and $121 million in 2020. That 39% year-over-year increase was predominantly the result of a $74 million increase in net interest income offset, in part, by $9 million of additional valuation losses on marketable equity securities and a $7 million increase of  centrally-allocated costs associated with data processing, risk management and other support services provided to the Discretionary Portfolio segment. The rise in net interest income reflected a $49 million increase in income from interest rate swap agreements and a widening of the net interest margin on loans and deposits of 71 basis points and 46 basis points, respectively.

Net income from the Residential Mortgage Banking segment totaled $30 million during the quarter ended June 30, 2021, compared with $37 million in the year-earlier quarter and $50 million in the first quarter of 2021. As compared with the year-earlier period, lower revenues associated with mortgage origination and sales activities (including intersegment revenues) of $13 million and a $10 million increase in centrally-allocated expenses associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment were partially offset by a $15 million increase in net interest income that largely reflected higher average outstanding loan balances of $2.4 billion. The decline in net income from the first quarter of 2021 reflected higher servicing-related costs (including intersegment costs and changes to the valuation allowance for capitalized residential mortgage servicing rights) of $15 million and lower revenues associated with mortgage origination and sales activities (including intersegment revenues) of $9 million. The Residential Mortgage Banking segment contributed net income of $80 million in the first six months of 2021, compared with $62 million in the corresponding 2020 period. A $33 million increase in net interest income, reflective of higher average outstanding loan balances of $2.4 billion, and lower servicing-related costs (including intersegment costs and changes to the valuation allowance for capitalized residential mortgage servicing rights) of $21 million were partially offset by a $17 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment and higher personnel-related costs of $11 million.

Net income earned by the Retail Banking segment totaled $89 million in the second quarter of 2021, compared with $86 million in the year-earlier quarter and $85 million in the first quarter of 2021.  The slight improvement in the recent quarter as compared with the second quarter of 2020 reflected higher service charges on deposit accounts of $17 million, a $12 million decline in the provision for credit losses, an $11 million decrease in personnel-related costs and a $3 million increase in merchant discount and credit card fees. Those favorable factors were almost completely offset by a $25 million decrease in net interest income and higher centrally-allocated expenses associated with support services provided to the Retail Banking segment of $17 million. The lower net interest income reflected a narrowing of the net interest margin on deposits of 60 basis points, partially offset by higher average outstanding balances of deposits and loans of $5.6 billion and $1.6 billion, respectively. As compared with the immediately preceding quarter, a $5 million increase in service charges on deposit accounts and a $4 million decline in the provision for credit losses  were partially offset by  higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Banking segment of $7 million. Net income recorded by the Retail Banking segment totaled $175 million in the first half of 2021 and $197 million in 2020.  The most significant factors contributing to that decline were a $72 million decrease in net interest income, reflecting a narrowing of the net interest margin on deposits of 71 basis points, partially offset by higher average outstanding balances of deposits and loans of $5.8 billion and $1.4 billion, respectively, and higher centrally-allocated expenses associated with support services provided to the Retail Banking segment of $22 million. Those unfavorable factors were partially offset by a $29 million decline in the provision for credit losses, due to lower net charge-offs, an $18 million reduction of personnel-related costs, a $6 million increase in service charges on deposit accounts and a $4 million rise in merchant discount and credit card fees.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributions from BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in net income of $21 million for the quarter ended June 30, 2021, compared with net losses of $234 million and $18 million in the second quarter of 2020 and first quarter of 2021, respectively.  The change from the year-earlier quarter reflected a decrease in the provision for credit losses of $311 million, the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, and an $11 million rise in trust income, partially offset by a $20 million increase in consulting and advisory expenses and a $17 million rise in personnel-related expenses. The net income in the second quarter of 2021 as compared with the net loss in the immediately preceding quarter reflected a $63 million seasonal decrease in personnel-related expenses, partially offset by an increase in the provision for credit losses of $34 million. The “All Other” category recorded net income of $2 million for the six months ended June 30, 2021, compared with a net loss of $420 million in the corresponding prior year period.  The improved performance in 2021 was attributable to the following factors: a decrease in the provision for credit losses of $623 million; higher trust income of $18 million; and the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. Partially offsetting those favorable factors were increased consulting and advisory fees of $35 million, a $23 million rise in personnel-related costs and $22 million of charitable contributions in the 2021 period.

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

Future Factors include risks, predictions and uncertainties relating to: the impact of the COVID-19 pandemic; the proposed transaction between the Company and People’s United; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation and/or regulations affecting the financial services industry as a whole, and M&T and its subsidiaries individually or collectively, including tax legislation or regulation; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price and product/service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

M&T provides further detail regarding these risks, uncertainties and other factors elsewhere in this quarterly report and in other public filings, including the risk factors described in Form 10-K for the year ended December 31, 2020 and this quarterly report.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to update forward-looking statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2021 Quarters		2020 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$974,090	1,020,695	1,042,862	1,005,180	1,036,476	1,125,482
Interest expense	28,018	35,567	49,610	58,066	75,105	143,614
Net interest income	946,072	985,128	993,252	947,114	961,371	981,868
Less: provision for credit losses	(15,000)	(25,000)	75,000	150,000	325,000	250,000
Other income	513,633	505,598	551,250	520,561	487,273	529,360
Less: other expense	865,345	919,444	845,008	826,774	807,042	906,416
Income before income taxes	609,360	596,282	624,494	490,901	316,602	354,812
Applicable income taxes	147,559	145,300	149,382	114,746	71,314	80,927
Taxable-equivalent adjustment	3,732	3,733	3,972	4,019	4,234	5,063
Net income	$458,069	447,249	471,140	372,136	241,054	268,822
Net income available to common shareholders-diluted	$438,759	428,093	451,869	353,400	223,099	250,701
Per common share data
Basic earnings	$3.41	3.33	3.52	2.75	1.74	1.93
Diluted earnings	3.41	3.33	3.52	2.75	1.74	1.93
Cash dividends	$1.10	1.10	1.10	1.10	1.10	1.10
Average common shares outstanding
Basic	128,671	128,537	128,303	128,285	128,275	129,696
Diluted	128,842	128,669	128,379	128,355	128,333	129,755
Performance ratios, annualized
Return on
Average assets	1.22%	1.22%	1.30%	1.06%	.71%	.90%
Average common shareholders’ equity	11.55%	11.57%	12.07%	9.53%	6.13%	7.00%
Net interest margin on average earning assets (taxable-equivalent basis)	2.77%	2.97%	3.00%	2.95%	3.13%	3.65%
Nonaccrual loans to total loans and leases, net of unearned discount	2.31%	1.97%	1.92%	1.26%	1.18%	1.13%
Net operating (tangible) results (a)
Net operating income (in thousands)	$462,959	457,372	473,453	375,029	243,958	271,705
Diluted net operating income per common share	$3.45	3.41	3.54	2.77	1.76	1.95
Annualized return on
Average tangible assets	1.27%	1.29%	1.35%	1.10%	.74%	.94%
Average tangible common shareholders’ equity	16.68%	17.05%	17.53%	13.94%	9.04%	10.39%
Efficiency ratio (b)	58.4%	60.3%	54.6%	56.2%	55.7%	58.9%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$150,641	148,157	144,563	140,181	136,446	120,585
Total tangible assets (c)	146,041	143,554	139,958	135,574	131,836	115,972
Earning assets	136,951	134,355	131,916	127,689	123,492	108,226
Investment securities	6,211	6,605	7,195	7,876	8,500	9,102
Loans and leases, net of unearned discount	98,610	99,356	98,666	98,210	97,797	91,706
Deposits	128,413	125,733	120,976	116,306	111,795	96,166
Common shareholders’ equity (c)	15,321	15,077	14,963	14,823	14,703	14,470
Tangible common shareholders’ equity (c)	10,721	10,474	10,358	10,216	10,093	9,857
At end of quarter
Total assets (c)	$150,623	150,481	142,601	138,627	139,537	124,578
Total tangible assets (c)	146,023	145,879	137,998	134,021	134,928	119,966
Earning assets	137,171	137,367	129,295	126,418	127,149	112,046
Investment securities	6,143	6,611	7,046	7,723	8,454	8,957
Loans and leases, net of unearned discount	97,113	99,299	98,536	98,447	97,758	94,142
Deposits	128,269	128,476	119,806	115,163	114,968	100,183
Common shareholders’ equity (c)	15,470	15,197	14,937	14,851	14,695	14,566
Tangible common shareholders’ equity (c)	10,870	10,595	10,334	10,245	10,086	9,954
Equity per common share	120.22	118.12	116.39	115.75	114.54	113.54
Tangible equity per common share	84.47	82.35	80.52	79.85	78.62	77.60
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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2021		2020 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$458,069	447,249	471,140	372,136	241,054	268,822
Amortization of core deposit and other intangible assets (a)	2,023	2,034	2,313	2,893	2,904	2,883
Merger-related expenses (a)	2,867	8,089	—	—	—	—
Net operating income	$462,959	457,372	473,453	375,029	243,958	271,705
Earnings per common share
Diluted earnings per common share	$3.41	3.33	3.52	2.75	1.74	1.93
Amortization of core deposit and other intangible assets (a)	.02	.02	.02	.02	.02	.02
Merger-related expenses (a)	.02	.06	—	—	—	—
Diluted net operating earnings per common share	$3.45	3.41	3.54	2.77	1.76	1.95
Other expense
Other expense	$865,345	919,444	845,008	826,774	807,042	906,416
Amortization of core deposit and other intangible assets	(2,737)	(2,738)	(3,129)	(3,914)	(3,913)	(3,913)
Merger-related expenses	(3,893)	(9,951)	—	—	—	—
Noninterest operating expense	$858,715	906,755	841,879	822,860	803,129	902,503
Merger-related expenses
Salaries and employee benefits	$4	—	—	—	—	—
Outside data processing and software	244	—	—	—	—	—
Advertising and marketing	24	—	—	—	—	—
Printing, postage, and supplies	2,049	—	—	—	—	—
Other costs of operations	1,572	9,951	—	—	—	—
Other expense	$3,893	9,951	—	—	—	—
Efficiency ratio
Noninterest operating expense (numerator)	$858,715	906,755	841,879	822,860	803,129	902,503
Taxable-equivalent net interest income	$946,072	985,128	993,252	947,114	961,371	981,868
Other income	513,633	505,598	551,250	520,561	487,273	529,360
Less: Gain (loss) on bank investment securities	(10,655)	(12,282)	1,619	2,773	6,969	(20,782)
Denominator	$1,470,360	1,503,008	1,542,883	1,464,902	1,441,675	1,532,010
Efficiency ratio	58.4%	60.3%	54.6%	56.2%	55.7%	58.9%
Balance sheet data (in millions)
Average assets
Average assets	$150,641	148,157	144,563	140,181	136,446	120,585
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(10)	(13)	(16)	(19)	(23)	(27)
Deferred taxes	3	3	4	5	6	7
Average tangible assets	$146,041	143,554	139,958	135,574	131,836	115,972
Average common equity
Average total equity	$16,571	16,327	16,213	16,073	15,953	15,720
Preferred stock	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)
Average common equity	15,321	15,077	14,963	14,823	14,703	14,470
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(10)	(13)	(16)	(19)	(23)	(27)
Deferred taxes	3	3	4	5	6	7
Average tangible common equity	$10,721	10,474	10,358	10,216	10,093	9,857
At end of quarter
Total assets
Total assets	$150,623	150,481	142,601	138,627	139,537	124,578
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(9)	(12)	(14)	(17)	(21)	(25)
Deferred taxes	2	3	4	4	5	6
Total tangible assets	$146,023	145,879	137,998	134,021	134,928	119,966
Total common equity
Total equity	$16,720	16,447	16,187	16,101	15,945	15,816
Preferred stock	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)
Common equity	15,470	15,197	14,937	14,851	14,695	14,566
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(9)	(12)	(14)	(17)	(21)	(25)
Deferred taxes	2	3	4	4	5	6
Total tangible common equity	$10,870	10,595	10,334	10,245	10,086	9,954
(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2021 Second Quarter			2021 First Quarter			2020 Fourth Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$27,055	$219,686	3.26%	27,723	240,961	3.53%	27,713	247,847	3.56%
Real estate – commercial	37,419	371,050	3.92	37,609	391,094	4.16	37,707	400,176	4.15
Real estate – consumer	17,022	150,704	3.54	17,404	154,219	3.54	16,761	149,218	3.56
Consumer	17,114	189,254	4.44	16,620	190,038	4.64	16,485	197,992	4.78
Total loans and leases, net	98,610	930,694	3.79	99,356	976,312	3.99	98,666	995,233	4.01
Interest-bearing deposits at banks	32,081	8,711	.11	27,666	6,874	.10	22,206	5,648	.10
Federal funds sold and agreements to resell securities	—	—	—	678	202	.12	3,799	1,101	.12
Trading account	49	216	1.76	50	178	1.44	50	243	1.97
Investment securities (b)
U.S. Treasury and federal agencies	5,525	31,621	2.30	5,920	34,094	2.34	6,497	37,768	2.31
Obligations of states and political subdivisions	1	10	5.77	1	14	5.66	2	24	5.25
Other	685	2,838	1.66	684	3,021	1.79	696	2,845	1.63
Total investment securities	6,211	34,469	2.23	6,605	37,129	2.28	7,195	40,637	2.25
Total earning assets	136,951	974,090	2.85	134,355	1,020,695	3.08	131,916	1,042,862	3.15
Allowance for credit losses	(1,642)			(1,744)			(1,768)
Cash and due from banks	1,409			1,408			1,372
Other assets	13,923			14,138			13,043
Total assets	$150,641			148,157			144,563
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$71,561	8,052	.05	70,458	11,504	.07	69,133	19,841	.11
Time deposits	3,358	5,085	.61	3,732	7,010	.76	4,113	10,006	.97
Deposits at Cayman Islands office	50	15	.12	683	185	.11	826	233	.11
Total interest-bearing deposits	74,969	13,152	.07	74,873	18,699	.10	74,072	30,080	.16
Short-term borrowings	61	2	.01	62	2	.01	64	2	.01
Long-term borrowings	3,429	14,864	1.74	3,851	16,866	1.78	5,294	19,528	1.47
Total interest-bearing liabilities	78,459	28,018	.14	78,786	35,567	.18	79,430	49,610	.25
Noninterest-bearing deposits	53,444			50,860			46,904
Other liabilities	2,167			2,184			2,016
Total liabilities	134,070			131,830			128,350
Shareholders’ equity	16,571			16,327			16,213
Total liabilities and shareholders’ equity	$150,641			148,157			144,563
Net interest spread			2.71			2.90			2.90
Contribution of interest-free funds			.06			.07			.10
Net interest income/margin on earning assets		$946,072	2.77%		985,128	2.97%		993,252	3.00%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2020 Third Quarter			2020 Second Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$28,333	$217,171	3.05%	29,733	229,058	3.10%
Real estate – commercial	37,243	398,619	4.19	36,947	412,362	4.42
Real estate – consumer	16,558	152,594	3.69	15,599	156,135	4.00
Consumer	16,076	192,223	4.76	15,518	187,041	4.85
Total loans and leases, net	98,210	960,607	3.89	97,797	984,596	4.05
Interest-bearing deposits at banks	16,440	4,163	.10	16,454	4,179	.10
Federal funds sold and agreements to resell securities	5,113	1,615	.13	692	197	.11
Trading account	50	201	1.62	49	248	2.04
Investment securities (b)
U.S. Treasury and federal agencies	7,177	37,157	2.06	7,796	43,889	2.26
Obligations of states and political subdivisions	2	23	4.51	3	37	5.11
Other	697	1,414	.81	701	3,330	1.91
Total investment securities	7,876	38,594	1.95	8,500	47,256	2.24
Total earning assets	127,689	1,005,180	3.13	123,492	1,036,476	3.38
Allowance for credit losses	(1,649)			(1,401)
Cash and due from banks	1,390			1,245
Other assets	12,751			13,110
Total assets	$140,181			136,446
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$65,848	22,403	.14	62,927	26,454	.17
Time deposits	4,715	14,519	1.22	5,354	19,883	1.49
Deposits at Cayman Islands office	957	241	.10	1,017	161	.06
Total interest-bearing deposits	71,520	37,163	.21	69,298	46,498	.27
Short-term borrowings	62	1	.01	63	2	.01
Long-term borrowings	5,499	20,902	1.51	6,189	28,605	1.86
Total interest-bearing liabilities	77,081	58,066	.30	75,550	75,105	.40
Noninterest-bearing deposits	44,786			42,497
Other liabilities	2,241			2,446
Total liabilities	124,108			120,493
Shareholders’ equity	16,073			15,953
Total liabilities and shareholders’ equity	$140,181			136,446
Net interest spread			2.83			2.98
Contribution of interest-free funds			.12			.15
Net interest income/margin on earning assets		$947,114	2.95%		961,371	3.13%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2021.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

If the merger is not completed for any reason, there may be various adverse consequences and M&T may experience negative reactions from the financial markets and from its customers and employees. For example, M&T’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of M&T common stock could decline to the extent that the current market price of M&T common stock reflects a market assumption that the merger will be beneficial to M&T and will be completed. M&T could be subject to litigation related to any failure to complete the merger or to proceedings commenced against M&T to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, M&T may be required to pay a termination fee of $280 million to People’s United.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

April 1 - April 30, 2021	—	$—	—	$800,000,000
May 1 - May 31, 2021	—	—	—	800,000,000
June 1 - June 30, 2021	—	—	—	800,000,000
Total	—	$—	—

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

(2)	On January 20, 2021, M&T's Board of Directors authorized a new stock repurchase program to repurchase up to $800 million of common shares.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

10.1	M&T Bank Corporation Corporation Form of Directors’ Restricted Stock Unit Award Agreement. Filed herewith
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 5, 2021	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer