Form 10-Q
period 2021-09-30
M&T BANK CORP
filed 2021-11-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on October 29, 2021: 128,684,567 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share)	2021	2020
Assets
Cash and due from banks	$1,479,712	$1,552,743
Interest-bearing deposits at banks	38,445,788	23,663,810
Trading account	624,556	1,068,581
Investment securities (includes pledged securities that can be sold or repledged of $118,178 at September 30, 2021; $105,136 at December 31, 2020)
Available for sale (cost: $3,473,923 at September 30, 2021; $4,621,027 at December 31, 2020	3,618,106	4,822,606
Held to maturity (fair value: $2,413,938 at September 30, 2021; $1,842,281 at December 31, 2020)	2,359,727	1,748,989
Equity and other securities (cost: $467,349 at September 30, 2021; $449,008 at December 31, 2020)	469,789	474,102
Total investment securities	6,447,622	7,045,697
Loans and leases	93,872,912	98,875,788
Unearned discount	(290,018)	(339,921)
Loans and leases, net of unearned discount	93,582,894	98,535,867
Allowance for credit losses	(1,515,024)	(1,736,387)
Loans and leases, net	92,067,870	96,799,480
Premises and equipment	1,117,903	1,161,558
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	5,952	14,165
Accrued interest and other assets	7,118,679	6,701,959
Total assets	$151,901,194	$142,601,105
Liabilities
Noninterest-bearing deposits	$56,542,309	$47,572,884
Savings and interest-checking deposits	69,195,960	67,680,840
Time deposits	2,963,027	3,899,910
Deposits at Cayman Islands office	—	652,104
Total deposits	128,701,296	119,805,738
Short-term borrowings	103,548	59,482
Accrued interest and other liabilities	2,067,188	2,166,409
Long-term borrowings	3,500,391	4,382,193
Total liabilities	134,372,423	126,413,822
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at September 30, 2021 and December 31, 2020; Liquidation preference of $10,000 per share: 140,000 shares at September 30, 2021 and 90,000 shares at December 31, 2020	1,750,000	1,250,000
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at September 30, 2021 and December 31, 2020	79,871	79,871
Common stock issuable, 15,683 shares at September 30, 2021; 18,113 shares at December 31, 2020	1,196	1,344
Additional paid-in capital	6,624,656	6,617,404
Retained earnings	14,365,913	13,444,428
Accumulated other comprehensive income (loss), net	(210,419)	(63,032)
Treasury stock — common, at cost — 31,058,333 shares at September 30, 2021; 31,426,742 shares at December 31, 2020	(5,082,446)	(5,142,732)
Total shareholders’ equity	17,528,771	16,187,283
Total liabilities and shareholders’ equity	$151,901,194	$142,601,105

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share)	2021	2020	2021	2020
Interest income
Loans and leases, including fees	$944,422	$956,594	$2,843,969	$2,983,787
Investment securities
Fully taxable	33,209	38,529	104,736	135,858
Exempt from federal taxes	48	59	113	163
Deposits at banks	14,923	4,163	30,507	27,308
Other	344	1,816	941	6,706
Total interest income	992,946	1,001,161	2,980,266	3,153,822
Interest expense
Savings and interest-checking deposits	7,000	22,403	26,556	126,859
Time deposits	3,573	14,519	15,667	56,274
Deposits at Cayman Islands office	—	241	201	3,821
Short-term borrowings	2	1	5	26
Long-term borrowings	15,121	20,902	46,852	89,805
Total interest expense	25,696	58,066	89,281	276,785
Net interest income	967,250	943,095	2,890,985	2,877,037
Provision for credit losses	(20,000)	150,000	(60,000)	725,000
Net interest income after provision for credit losses	987,250	793,095	2,950,985	2,152,037
Other income
Mortgage banking revenues	159,995	153,267	432,062	426,200
Service charges on deposit accounts	105,426	91,355	296,721	274,971
Trust income	156,876	149,937	475,889	450,570
Brokerage services income	20,490	11,602	43,868	35,194
Trading account and foreign exchange gains	5,563	4,026	18,349	33,332
Gain (loss) on bank investment securities	291	2,773	(22,646)	(11,040)
Other revenues from operations	120,485	107,601	344,114	327,967
Total other income	569,126	520,561	1,588,357	1,537,194
Other expense
Salaries and employee benefits	510,422	478,897	1,530,634	1,474,582
Equipment and net occupancy	80,738	81,080	244,057	237,809
Outside data processing and software	72,782	64,660	213,025	190,446
FDIC assessments	18,810	12,121	50,874	38,599
Advertising and marketing	15,208	11,855	43,200	44,072
Printing, postage and supplies	7,917	9,422	28,367	31,534
Amortization of core deposit and other intangible assets	2,738	3,914	8,213	11,740
Other costs of operations	190,719	164,825	565,753	511,450
Total other expense	899,334	826,774	2,684,123	2,540,232
Income before taxes	657,042	486,882	1,855,219	1,148,999
Income taxes	161,582	114,746	454,441	266,987
Net income	$495,460	$372,136	$1,400,778	$882,012
Net income available to common shareholders
Basic	$475,958	$353,399	$1,342,805	$827,203
Diluted	475,961	353,400	1,342,812	827,204
Net income per common share
Basic	$3.70	$2.75	$10.44	$6.42
Diluted	3.69	2.75	10.43	6.42
Average common shares outstanding
Basic	128,689	128,285	128,632	128,750
Diluted	128,844	128,355	128,786	128,813

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020

Net income	$495,460	$372,136	$1,400,778	$882,012
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(9,314)	(17,948)	(39,808)	114,451
Cash flow hedges adjustments	(38,038)	(63,199)	(152,175)	240,562
Foreign currency translation adjustments	(1,579)	2,733	(886)	(261)
Defined benefit plans liability adjustments	15,486	9,287	45,482	27,431
Total other comprehensive income (loss)	(33,445)	(69,127)	(147,387)	382,183
Total comprehensive income	$462,015	$303,009	$1,253,391	$1,264,195

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$1,400,778	$882,012
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(60,000)	725,000
Depreciation and amortization of premises and equipment	169,232	164,323
Amortization of capitalized servicing rights	66,000	63,992
Amortization of core deposit and other intangible assets	8,213	11,740
Provision for deferred income taxes	70,190	(119,913)
Asset write-downs	5,046	17,692
Net gain on sales of assets	(15,260)	(14,736)
Net change in accrued interest receivable, payable	20,395	(135,825)
Net change in other accrued income and expense	50,804	(344,085)
Net change in loans originated for sale	(117,139)	(422,773)
Net change in trading account assets and liabilities	419,772	(702,362)
Net cash provided by operating activities	2,018,031	125,065
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	8,937	55,499
Proceeds from maturities of investment securities
Available for sale	1,139,203	1,149,281
Held to maturity	476,352	719,379
Purchases of investment securities
Available for sale	(5,389)	(5,860)
Held to maturity	(1,087,656)	(8,995)
Equity and other securities	(27,270)	(26,955)
Net (increase) decrease in loans and leases	4,977,272	(7,227,304)
Net increase in interest-bearing deposits at banks	(14,781,978)	(13,007,783)
Capital expenditures, net	(87,165)	(125,370)
Net (increase) decrease in loan servicing advances	(402,175)	149,838
Other, net	(388,305)	351,278
Net cash used by investing activities	(10,178,174)	(17,976,992)
Cash flows from financing activities
Net increase in deposits	8,895,558	20,394,732
Net increase (decrease) in short-term borrowings	44,066	(16,240)
Proceeds from long-term borrowings	9,500	—
Payments on long-term borrowings	(853,041)	(1,605,041)
Purchases of treasury stock	—	(373,750)
Dividends paid — common	(425,541)	(426,204)
Dividends paid — preferred	(55,388)	(55,444)
Proceeds from issuance of Series I preferred stock	495,000	—
Other, net	(23,042)	(13,199)
Net cash provided by financing activities	8,087,112	17,904,854
Net increase (decrease) in cash, cash equivalents and restricted cash	(73,031)	52,927
Cash, cash equivalents and restricted cash at beginning of period	1,552,743	1,436,305
Cash, cash equivalents and restricted cash at end of period	$1,479,712	$1,489,232
Supplemental disclosure of cash flow information
Interest received during the period	$2,976,574	$3,121,917
Interest paid during the period	116,402	319,079
Income taxes paid during the period	278,783	254,471
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$6,822	$20,047
Loans held for sale transferred to loans held for investment	330,188	—
Additions to right-of-use assets under operating leases	34,404	45,888

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended September 30, 2021
Balance — July 1, 2021	$1,250,000	$79,871	$1,179	$6,620,528	$14,030,215	$(176,974)	$(5,084,515)	$16,720,304
Total comprehensive income	—	—	—	—	495,460	(33,445)	—	462,015
Preferred stock cash dividends (a)	—	—	—	—	(17,050)	—	—	(17,050)
Issuance of Series I preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Stock-based compensation transactions, net	—	—	17	9,128	(207)	—	2,069	11,007
Common stock cash dividends — $1.10 per share	—	—	—	—	(142,505)	—	—	(142,505)
Balance — September 30, 2021	$1,750,000	$79,871	$1,196	$6,624,656	$14,365,913	$(210,419)	$(5,082,446)	$17,528,771

Nine Months Ended September 30, 2021
Balance — January 1, 2021	$1,250,000	$79,871	$1,344	$6,617,404	$13,444,428	$(63,032)	$(5,142,732)	$16,187,283
Total comprehensive income	—	—	—	—	1,400,778	(147,387)	—	1,253,391
Preferred stock cash dividends (a)	—	—	—	—	(51,150)	—	—	(51,150)
Issuance of Series I preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Stock-based compensation transactions, net	—	—	(148)	12,252	(616)	—	60,286	71,774
Common stock cash dividends — $3.30 per share	—	—	—	—	(427,527)	—	—	(427,527)
Balance — September 30, 2021	$1,750,000	$79,871	$1,196	$6,624,656	$14,365,913	$(210,419)	$(5,082,446)	$17,528,771

Three Months Ended September 30, 2020
Balance — July 1, 2020	$1,250,000	$79,871	$1,308	$6,599,069	$12,919,345	$244,630	$(5,149,118)	$15,945,105
Total comprehensive income	—	—	—	—	372,136	(69,127)	—	303,009
Preferred stock cash dividends (a)	—	—	—	—	(17,050)	—	—	(17,050)
Stock-based compensation transactions, net	—	—	19	10,504	(104)	—	1,483	11,902
Common stock cash dividends — $1.10 per share	—	—	—	—	(141,953)	—	—	(141,953)
Balance — September 30, 2020	$1,250,000	$79,871	$1,327	$6,609,573	$13,132,374	$175,503	$(5,147,635)	$16,101,013

Nine Months Ended September 30, 2020
Balance — January 1, 2020	$1,250,000	$79,871	$1,566	$6,593,539	$12,820,916	$(206,680)	$(4,822,563)	$15,716,649
Adoption of new accounting standard for credit losses	—	—	—	—	(91,925)	—	—	(91,925)
Total comprehensive income	—	—	—	—	882,012	382,183	—	1,264,195
Preferred stock cash dividends (a)	—	—	—	—	(51,178)	—	—	(51,178)
Purchases of treasury stock	—	—	—	—	—	—	(373,750)	(373,750)
Stock-based compensation transactions, net	—	—	(239)	16,034	(310)	—	48,678	64,163
Common stock cash dividends — $3.30 per share	—	—	—	—	(427,141)	—	—	(427,141)
Balance — September 30, 2020	$1,250,000	$79,871	$1,327	$6,609,573	$13,132,374	$175,503	$(5,147,635)	$16,101,013

(a)

For the three-month and nine-month periods ended September 30, 2021, dividends per preferred share were: Preferred Series E - $16.125 and $48.375, respectively; Preferred Series F - $128.125 and $384.375, respectively; and Preferred Series G - $125.00 and $375.00, respectively.  Dividends per preferred share for the three-month and nine-month periods ended September 30, 2020 were:  Preferred Series E - $16.125 and $48.375, respectively; Preferred Series F - $128.125 and $384.375, respectively; and Preferred Series G - $125.00 and $375.694, respectively.

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

2. Acquisition

On February 22, 2021, M&T announced that it had entered into a definitive agreement with People’s United Financial, Inc.  ("People’s United"), headquartered in Bridgeport, Connecticut, under which People’s United will be acquired by M&T in an all-stock transaction. Pursuant to the terms of the agreement, People’s United shareholders will receive consideration valued at .118 of an M&T share in the form of M&T common stock. People’s United outstanding preferred stock will be converted into a new series of M&T preferred stock upon completion of the acquisition. The transaction is valued at approximately $7.6 billion (with the price based on M&T’s closing price of $149.34 per share as of September 30, 2021).

The merger has been approved by the boards of directors and shareholders of each company. The merger is expected to close promptly after the parties have satisfied customary closing conditions, including the approval of the Board of Governors of the Federal Reserve System. As of September 30, 2021, People’s United disclosed that it had total assets of $63.7 billion, including $39.5 billion of loans, $55.9 billion of liabilities, including $52.9 billion of deposits, and $7.8 billion of stockholders’ equity.

In connection with the acquisition, the Company incurred merger-related expenses consisting predominantly of professional services related to planned integration efforts associated with the merger that totaled approximately $9 million and $23 million during the three months and nine months ended September 30, 2021, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,621	$124	$1	$9,744
Mortgage-backed securities:
Government issued or guaranteed	3,328,080	147,942	543	3,475,479
Other debt securities	136,222	2,905	6,244	132,883
	3,473,923	150,971	6,788	3,618,106
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,065	—	—	3,065
Obligations of states and political subdivisions	177	—	—	177
Mortgage-backed securities:
Government issued or guaranteed	2,288,934	63,523	6,312	2,346,145
Privately issued	64,929	10,901	13,901	61,929
Other debt securities	2,622	—	—	2,622
	2,359,727	74,424	20,213	2,413,938
Total debt securities	$5,833,650	$225,395	$27,001	$6,032,044
Equity and other securities:
Readily marketable equity — at fair value	$80,016	$3,341	$901	$82,456
Other — at cost	387,333	—	—	387,333
Total equity and other securities	$467,349	$3,341	$901	$469,789

December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,154	$198	$14	$9,338
Mortgage-backed securities:
Government issued or guaranteed	4,475,406	208,787	755	4,683,438
Privately issued	16	—	—	16
Other debt securities	136,451	1,664	8,301	129,814
	4,621,027	210,649	9,070	4,822,606
Investment securities held to maturity:
U.S. Treasury and federal agencies	2,999	—	—	2,999
Obligations of states and political subdivisions	1,531	9	—	1,540
Mortgage-backed securities:
Government issued or guaranteed	1,664,443	100,176	11	1,764,608
Privately issued	77,155	11,056	17,938	70,273
Other debt securities	2,861	—	—	2,861
	1,748,989	111,241	17,949	1,842,281
Total debt securities	$6,370,016	$321,890	$27,019	$6,664,887
Equity and other securities:
Readily marketable equity — at fair value	$67,891	$25,094	$—	$92,985
Other — at cost	381,117	—	—	381,117
Total equity and other securities	$449,008	$25,094	$—	$474,102

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and nine-month periods ended September 30, 2021 and 2020.  Unrealized gains on equity securities during the three months ended September 30, 2021 were less than $1 million and unrealized losses during the nine months ended September 30, 2021 were $23 million, compared with unrealized gains of $3 million and unrealized losses of $11 million during the three months and nine months ended September 30, 2020, respectively.

At September 30, 2021, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$4,291	4,351
Due after one year through five years	13,974	14,616
Due after five years through ten years	97,578	98,981
Due after ten years	30,000	24,679
	145,843	142,627
Mortgage-backed securities available for sale	3,328,080	3,475,479
	$3,473,923	3,618,106
Debt securities held to maturity:
Due in one year or less	$176	177
Due after one year through five years	3,066	3,065
Due after ten years	2,622	2,622
	5,864	5,864
Mortgage-backed securities held to maturity	2,353,863	2,408,074
	$2,359,727	2,413,938

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 3. Investment securities, continued

A summary of investment securities that as of September 30, 2021 and December 31, 2020 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$1,424	(1)	—	—
Mortgage-backed securities:
Government issued or guaranteed	981	(5)	22,517	(538)
Other debt securities	3,498	(37)	64,437	(6,207)
	5,903	(43)	86,954	(6,745)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	1,019,537	(6,301)	1,400	(11)
Privately issued	—	—	47,467	(13,901)
	1,019,537	(6,301)	48,867	(13,912)
Total	$1,025,440	(6,344)	135,821	(20,657)

December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$985	(14)	—	—
Mortgage-backed securities:
Government issued or guaranteed	18,687	(356)	16,556	(399)
Other debt securities	16,055	(181)	63,462	(8,120)
	35,727	(551)	80,018	(8,519)
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	2,039	(11)	—	—
Privately issued	—	—	52,418	(17,938)
	2,039	(11)	52,418	(17,938)
Total	$37,766	(562)	132,436	(26,457)

The Company owned 286 individual debt securities with aggregate gross unrealized losses of $27 million at September 30, 2021. Based on a review of each of the securities in the investment securities portfolio at September 30, 2021, the Company concluded that it expected to recover the amortized cost basis of its investment.  As of September 30, 2021, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.  At September 30, 2021, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $387 million of cost method equity securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at September 30, 2021 or December 31, 2020, as the substantial majority of such investment securities are obligations backed by the U.S. government or its agencies.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of  September 30, 2021 and December 31, 2020 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
September 30, 2021
Commercial, financial, leasing, etc.	$22,100,813	121,993	11,945	280,189	$22,514,940
Real estate:
Commercial	25,524,405	245,157	63,368	1,152,870	26,985,800
Residential builder and developer	1,336,884	16,453	2,392	594	1,356,323
Other commercial construction	8,429,031	93,978	121	158,699	8,681,829
Residential	13,314,202	255,187	945,148	353,426	14,867,963
Residential — limited documentation	1,199,172	15,690	—	126,529	1,341,391
Consumer:
Home equity lines and loans	3,548,820	14,712	—	71,474	3,635,006
Recreational finance	7,972,125	29,656	—	23,907	8,025,688
Automobile	4,553,306	34,349	—	31,002	4,618,657
Other	1,499,219	9,399	3,106	43,573	1,555,297
Total	$89,477,977	836,574	1,026,080	2,242,263	$93,582,894

December 31, 2020
Commercial, financial, leasing, etc.	$27,196,862	60,822	10,053	306,827	$27,574,564
Real estate:
Commercial	26,688,515	168,917	47,014	775,894	27,680,340
Residential builder and developer	1,246,095	1,693	856	1,094	1,249,738
Other commercial construction	8,523,591	66,365	3,816	114,039	8,707,811
Residential	13,764,836	200,406	792,888	365,729	15,123,859
Residential — limited documentation	1,462,277	19,687	—	147,170	1,629,134
Consumer:
Home equity lines and loans	3,881,885	24,329	—	79,392	3,985,606
Recreational finance	7,002,643	47,161	—	25,519	7,075,323
Automobile	4,007,349	55,498	—	39,404	4,102,251
Other	1,346,868	17,561	4,581	38,231	1,407,241
Total	$95,120,921	662,439	859,208	1,893,299	$98,535,867

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

A summary of outstanding loan balances for which COVID-19 related modifications were granted as of September 30, 2021 is presented below. These loans meet the criteria described in note 1 of Notes to Financial Statements in the 2020 Annual Report and, accordingly, are not considered past due or otherwise in default of loan terms as of the date presented. The vast majority of the modifications noted below expire during 2021.

	COVID-19 Related Modifications
September 30, 2021	Payment Deferrals(1)		Other Forbearances(2)	Total
	(In thousands)

Commercial, financial, leasing, etc.	$—		$53,876	$53,876
Real estate:
Commercial	—		225,807	225,807
Other commercial construction	—		21,330	21,330
Residential	1,925,639	(3)	—	1,925,639
Residential — limited documentation	177,200		—	177,200
Consumer:
Home equity lines and loans	6,188		—	6,188
Recreational finance	2,252		—	2,252
Automobile	4,314		—	4,314
Other	197		—	197
Total	$2,115,790		$301,013	$2,416,803
(1)	Represents accruing loans at September 30, 2021 for which a COVID-19 related payment deferral (including maturity extensions) has been granted.
(2)	Consists predominantly of accruing loans for which a COVID-19 related covenant waiver has been granted.
(3)	Includes $1.6 billion of government-guaranteed loans.

One-to-four family residential mortgage loans held for sale were $279 million and $777 million at September 30, 2021 and December 31, 2020, respectively.  Commercial real estate loans held for sale were $559 million at September 30, 2021 and $278 million at December 31, 2020.

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

The following table summarizes the loan grades applied at September 30, 2021 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$3,966,960	2,312,034	1,700,134	1,149,584	586,185	1,635,559	9,725,075	16,195	$21,091,726
Criticized accrual	210,621	137,816	105,118	91,922	47,157	142,670	393,348	14,373	1,143,025
Criticized nonaccrual	5,615	20,345	30,067	52,890	25,688	39,674	98,241	7,669	280,189
Total commercial, financial, leasing, etc.	$4,183,196	2,470,195	1,835,319	1,294,396	659,030	1,817,903	10,216,664	38,237	$22,514,940

Real estate:
Commercial:
Loan grades:
Pass	$2,259,468	2,835,919	4,069,520	2,765,720	2,176,210	6,007,272	729,377	—	$20,843,486
Criticized accrual	22,831	553,477	661,516	1,042,329	566,644	2,092,456	50,191	—	4,989,444
Criticized nonaccrual	28,577	140,023	236,842	47,741	116,463	546,042	37,182	—	1,152,870
Total commercial real estate	$2,310,876	3,529,419	4,967,878	3,855,790	2,859,317	8,645,770	816,750	—	$26,985,800

Residential builder and developer:
Loan grades:
Pass	$647,863	166,832	94,758	44,419	5,573	11,731	243,749	—	$1,214,925
Criticized accrual	2,199	3,307	119,009	14,168	630	3	1,488	—	140,804
Criticized nonaccrual	—	—	518	—	—	76	—	—	594
Total residential builder and developer	$650,062	170,139	214,285	58,587	6,203	11,810	245,237	—	$1,356,323

Other commercial construction:
Loan grades:
Pass	$661,068	1,817,753	2,445,555	1,108,676	270,054	407,500	38,391	—	$6,748,997
Criticized accrual	655	42,578	589,790	700,577	320,718	119,815	—	—	1,774,133
Criticized nonaccrual	—	—	83,829	35,125	12,406	23,068	4,271	—	158,699
Total other commercial construction	$661,723	1,860,331	3,119,174	1,844,378	603,178	550,383	42,662	—	$8,681,829

Increases to criticized loans as compared with December 31, 2020 were predominantly attributable to the continued effects of the COVID-19 pandemic and the related re-grading of loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios.  A summary of loans in accrual and nonaccrual status at September 30, 2021 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$2,027,514	1,742,731	1,158,831	520,113	1,258,200	6,544,178	62,635	—	$13,314,202
30-89 days past due	16,352	10,434	7,322	5,529	30,337	185,213	—	—	255,187
Accruing loans past due 90 days or more	3,204	104,612	28,394	35,993	211,521	561,424	—	—	945,148
Nonaccrual	1,831	21,837	5,988	4,488	4,184	314,825	273	—	353,426
Total residential	$2,048,901	1,879,614	1,200,535	566,123	1,504,242	7,605,640	62,908	—	$14,867,963

Residential - limited documentation:
Current	$—	—	—	—	—	1,199,172	—	—	$1,199,172
30-89 days past due	—	—	—	—	—	15,690	—	—	15,690
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	126,529	—	—	126,529
Total residential - limited documentation	$—	—	—	—	—	1,341,391	—	—	$1,341,391

Consumer:
Home equity lines and loans:
Current	$354	863	3,087	1,935	2,055	41,791	2,384,309	1,114,426	$3,548,820
30-89 days past due	16	—	—	—	—	681	—	14,015	14,712
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	6,126	768	64,580	71,474
Total home equity lines and loans	$370	863	3,087	1,935	2,055	48,598	2,385,077	1,193,021	$3,635,006

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Recreational finance:
Current	$2,468,197	2,248,066	1,369,098	699,577	486,354	700,833	—	—	$7,972,125
30-89 days past due	3,062	7,028	6,669	4,090	3,657	5,150	—	—	29,656
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	549	3,125	4,371	4,771	3,679	7,412	—	—	23,907
Total recreational finance	$2,471,808	2,258,219	1,380,138	708,438	493,690	713,395	—	—	$8,025,688

Automobile:
Current	$1,803,922	1,224,901	762,820	402,919	258,317	100,427	—	—	$4,553,306
30-89 days past due	4,356	5,700	7,755	6,921	5,954	3,663	—	—	34,349
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,182	2,673	6,036	8,289	7,046	5,776	—	—	31,002
Total automobile	$1,809,460	1,233,274	776,611	418,129	271,317	109,866	—	—	$4,618,657

Other:
Current	$185,095	113,060	86,349	30,414	19,825	24,780	1,038,160	1,536	$1,499,219
30-89 days past due	2,201	393	640	204	85	459	5,028	389	9,399
Accruing loans past due 90 days or more	—	—	—	—	—	228	2,878	—	3,106
Nonaccrual	1,625	241	236	206	111	229	40,811	114	43,573
Total other	$188,921	113,694	87,225	30,824	20,021	25,696	1,086,877	2,039	$1,555,297

Total loans and leases at September 30, 2021	$14,325,317	13,515,748	13,584,252	8,778,600	6,419,053	20,870,452	14,856,175	1,233,297	$93,582,894

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

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type.  Changes in the allowance for credit losses for the three months ended September 30, 2021 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)

Beginning balance	$314,852	679,963	77,869	502,444	$1,575,128
Provision for credit losses	(292)	(42,016)	(3,522)	25,830	(20,000)
Net charge-offs
Charge-offs	(26,598)	(14,242)	(1,925)	(21,508)	(64,273)
Recoveries	3,785	2,362	1,903	16,119	24,169
Net charge-offs	(22,813)	(11,880)	(22)	(5,389)	(40,104)
Ending balance	$291,747	626,067	74,325	522,885	$1,515,024

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Changes in the allowance for credit losses for the three months ended September 30, 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)

Beginning balance	$398,257	576,321	118,921	544,737	$1,638,236
Provision for credit losses	25,450	87,403	(683)	37,830	150,000
Net charge-offs
Charge-offs	(14,434)	(4,522)	(1,516)	(31,754)	(52,226)
Recoveries	4,475	2,578	960	14,482	22,495
Net charge-offs	(9,959)	(1,944)	(556)	(17,272)	(29,731)
Ending balance	$413,748	661,780	117,682	565,295	$1,758,505

Changes in the allowance for credit losses for the nine months ended September 30, 2021 were as follows:
	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)

Beginning balance	$405,846	670,719	103,590	556,232	$1,736,387
Provision for credit losses	(57,610)	32,650	(29,026)	(6,014)	(60,000)
Net charge-offs
Charge-offs	(93,638)	(87,417)	(6,586)	(79,926)	(267,567)
Recoveries	37,149	10,115	6,347	52,593	106,204
Net charge-offs	(56,489)	(77,302)	(239)	(27,333)	(161,363)
Ending balance	$291,747	626,067	74,325	522,885	$1,515,024

Changes in the allowance for credit losses for the nine months ended September 30, 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)

Beginning balance	$366,094	322,201	56,033	229,118	77,625	$1,051,071
Adoption of new accounting standard	(61,474)	23,656	53,896	194,004	(77,625)	132,457
Provision for credit losses	161,444	335,159	11,458	216,939	—	725,000
Net charge-offs
Charge-offs	(63,425)	(23,266)	(8,227)	(116,409)	—	(211,327)
Recoveries	11,109	4,030	4,522	41,643	—	61,304
Net charge-offs	(52,316)	(19,236)	(3,705)	(74,766)	—	(150,023)
Ending balance	$413,748	661,780	117,682	565,295	—	$1,758,505

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively.  The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period.  Individual loan credit quality indicators including loan grade and borrower repayment performance inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both September 30, 2021 and December 31, 2020, the Company utilized a reasonable and supportable forecast period of two years.  Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date.  As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation.  In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines  in values  as determined by line of  business and/or loan  workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit department.  Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value.  For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures.  In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

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

Changes in the amount of the allowance for credit losses reflect the outcome of the procedures described herein. Improvement in the economic outlook at September 30, 2021 contributed to a reduced estimate of expected credit losses. Other factors considered included the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in economic forecasts and other risk factors that might influence the loss estimation process.

The Company’s reserve for off-balance sheet credit exposures was not material at September 30, 2021 and December 31, 2020.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and nine-month periods ended September 30, 2021 and 2020 follows.
	September 30, 2021			June 30, 2021	January 1, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$171,040	$109,149	$280,189	$330,040	$306,827	$4,646	$10,661
Real estate:
Commercial	332,014	820,856	1,152,870	1,081,546	775,894	2,256	4,518
Residential builder and developer	594	-	594	14,552	1,094	206	239
Other commercial construction	36,750	121,949	158,699	133,758	114,039	255	570
Residential	196,918	156,508	353,426	372,144	365,729	6,809	17,603
Residential — limited documentation	81,538	44,991	126,529	136,683	147,170	100	336
Consumer:
Home equity lines and loans	38,582	32,892	71,474	76,711	79,392	979	2,924
Recreational finance	18,428	5,479	23,907	23,276	25,519	164	478
Automobile	27,258	3,744	31,002	31,090	39,404	46	143
Other	43,330	243	43,573	42,257	38,231	110	433
Total	$946,452	$1,295,811	$2,242,263	$2,242,057	$1,893,299	$15,571	$37,905

	September 30, 2020			June 30, 2020	January 1, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 31, 2020
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$264,515	$86,113	$350,628	$284,654	$346,743	$5,999	$9,035
Real estate:
Commercial	86,199	166,316	252,515	172,488	173,796	993	6,782
Residential builder and developer	1,833	—	1,833	1,748	4,708	114	173
Other commercial construction	15,441	22,186	37,627	85,426	35,881	232	6,809
Residential	66,302	231,334	297,636	306,907	322,504	3,410	15,258
Residential — limited documentation	29,824	85,959	115,783	118,695	114,667	114	571
Consumer:
Home equity lines and loans	36,134	42,686	78,820	77,094	65,039	1,017	3,236
Recreational finance	17,637	6,554	24,191	24,152	14,308	155	461
Automobile	37,355	5,019	42,374	42,736	21,293	47	139
Other	3,567	34,998	38,565	42,750	35,394	174	489
Total	$558,807	$681,165	$1,239,972	$1,156,650	$1,134,333	$12,255	$42,953

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

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and nine-month periods ended September 30, 2021 and 2020:
			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended September 30, 2021	(Dollars in thousands)

Commercial, financial, leasing, etc.	62	$49,884	$6,051	$—	$40,242	$3,479	$49,772
Real estate:
Commercial	15	53,198	30,311	—	262	22,599	53,172
Residential	64	14,443	12,281	—	—	1,984	14,265
Residential — limited documentation	4	828	828	—	—	—	828
Consumer:
Home equity lines and loans	22	1,349	1,246	—	—	103	1,349
Recreational finance	67	2,565	2,565	—	—	—	2,565
Automobile	146	2,711	2,711	—	—	—	2,711
Other	15	123	123	—	—	—	123
Total	395	$125,101	$56,116	$—	$40,504	$28,165	$124,785

Three Months Ended September 30, 2020

Commercial, financial, leasing, etc.	112	$35,037	$7,145	$298	$—	$27,512	$34,955
Real estate:
Commercial	50	13,293	12,506	172	30	600	13,308
Residential	30	8,544	5,517	—	—	3,616	9,133
Consumer:
Home equity lines and loans	33	3,410	129	—	—	3,286	3,415
Recreational finance	74	2,734	2,734	—	—	—	2,734
Automobile	403	7,007	7,005	—	—	2	7,007
Other	383	3,046	142	—	—	2,904	3,046
Total	1,085	$73,071	$35,178	$470	$30	$37,920	$73,598

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Nine Months Ended September 30, 2021	(Dollars in thousands)

Commercial, financial, leasing, etc.	244	$174,366	$42,143	$—	$40,464	$90,770	$173,377
Real estate:
Commercial	83	223,209	48,841	—	30,832	141,456	221,129
Other commercial construction	3	542	532	—	—	—	532
Residential	304	88,067	80,411	—	—	7,391	87,802
Residential — limited documentation	17	2,349	2,292	—	—	—	2,292
Consumer:
Home equity lines and loans	64	5,034	4,702	—	—	277	4,979
Recreational finance	173	5,896	5,896	—	—	—	5,896
Automobile	516	9,182	9,168	—	—	14	9,182
Other	338	2,393	2,393	—	—	—	2,393
Total	1,742	$511,038	$196,378	$—	$71,296	$239,908	$507,582

Nine Months Ended September 30, 2020

Commercial, financial, leasing, etc.	279	$102,865	$29,762	$298	$31,605	$40,013	$101,678
Real estate:
Commercial	106	94,807	24,372	505	4,830	52,916	82,623
Residential builder and developer	1	91	—	—	—	90	90
Residential	82	27,594	11,865	—	—	19,126	30,991
Residential — limited documentation	9	2,980	2,667	—	—	1,232	3,899
Consumer:
Home equity lines and loans	159	11,719	688	—	—	11,057	11,745
Recreational finance	348	13,619	13,619	—	—	—	13,619
Automobile	1,873	33,541	33,539	—	—	2	33,541
Other	718	5,229	824	—	—	4,405	5,229
Total	3,575	$292,445	$117,336	$803	$36,435	$128,841	$283,415
(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.  The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows.  Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent.  Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended September 30, 2021 and 2020 and for which there was a subsequent payment default during the nine-month periods ended September 30, 2021 and 2020, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $25 million and $28 million at September 30, 2021 and December 31, 2020, respectively. There were $156 million and $214 million at September 30, 2021 and December 31, 2020, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at September 30, 2021, approximately 42% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $531 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at September 30, 2021 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities").  The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

Issued and outstanding preferred stock of M&T as of September 30, 2021 and December 31, 2020 is presented below:

	September 30, 2021		December 31, 2020
	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series E (a)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	350,000	$350,000	350,000	$350,000
Series F (b)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000	50,000	$500,000
Series G (c)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	40,000	$400,000	40,000	$400,000
Series I (d)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000	—	$—
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

(d)

Dividends, if declared, are paid semi-annually at a rate of 3.5% through August 31, 2026 and thereafter will be paid semiannually at a rate of the five-year U.S. Treasury rate plus 2.679%.  The shares are redeemable in whole or in part on or after September 1, 2026. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Revenue from contracts with customers, continued

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At September 30, 2021 and December 31, 2020, the Company had $65 million and $67 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At September 30, 2021 and December 31, 2020, the Company had deferred revenue of $41 million and $42 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month and nine-month periods ended September 30, 2021 and 2020 that are subject to the noted accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended September 30, 2021	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$14,205	25,054	2,977	—	—	61,696	1,494	$105,426
Trust income	—	—	—	—	—	—	156,876	156,876
Brokerage services income	—	—	—	—	—	(20)	20,510	20,490
Other revenues from operations:
Merchant discount and credit card fees	14,376	14,970	878	—	—	5,912	138	36,274
Other	—	1,879	2,180	283	1,501	5,674	8,311	19,828
	$28,581	41,903	6,035	283	1,501	73,262	187,329	$338,894
Three Months Ended September 30, 2020

Classification in consolidated statement of income
Service charges on deposit accounts	$11,527	22,816	2,347	—	—	53,379	1,286	$91,355
Trust income	—	1	—	—	—	—	149,936	149,937
Brokerage services income	—	—	—	—	—	—	11,602	11,602
Other revenues from operations:
Merchant discount and credit card fees	10,533	10,785	492	—	—	4,159	(315)	25,654
Other	—	2,940	929	205	1,127	5,994	10,212	21,407
	$22,060	36,542	3,768	205	1,127	63,532	172,721	$299,955

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Revenue from contracts with customers, continued

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Nine Months Ended September 30, 2021	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$39,644	74,304	8,768	—	—	169,734	4,271	$296,721
Trust income	—	—	—	—	—	—	475,889	475,889
Brokerage services income	—	—	—	—	—	—	43,868	43,868
Other revenues from operations:
Merchant discount and credit card fees	37,570	39,812	1,823	—	—	15,741	(207)	94,739
Other	—	3,890	5,197	1,043	4,670	17,493	30,456	62,749
	$77,214	118,006	15,788	1,043	4,670	202,968	554,277	$973,966
Nine Months Ended September 30, 2020

Classification in consolidated statement of income

Service charges on deposit accounts	$38,048	69,487	7,724	—	—	155,073	4,639	$274,971
Trust income	18	442	—	—	—	—	450,110	450,570
Brokerage services income	—	—	—	—	—	—	35,194	35,194
Other revenues from operations:
Merchant discount and credit card fees	29,023	32,992	1,720	—	—	9,880	261	73,876
Other	—	5,913	2,960	1,212	3,101	15,142	32,149	60,477
	$67,089	108,834	12,404	1,212	3,101	180,095	522,353	$895,088

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30
	2021	2020	2021	2020
	(In thousands)

Service cost	$5,128	4,986	254	242
Interest cost on projected benefit obligation	15,468	17,855	328	436
Expected return on plan assets	(35,862)	(31,378)	—	—
Amortization of prior service cost (credit)	139	125	(1,185)	(1,175)
Amortization of net actuarial loss (gain)	22,254	13,950	(324)	(300)
Net periodic cost (benefit)	$7,127	5,538	(927)	(797)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30
	2021	2020	2021	2020
	(In thousands)

Service cost	$15,385	14,958	760	727
Interest cost on projected benefit obligation	46,404	53,565	984	1,306
Expected return on plan assets	(107,586)	(94,134)	—	—
Amortization of prior service cost (credit)	415	404	(3,554)	(3,544)
Amortization of net actuarial loss (gain)	66,763	42,998	(971)	(918)
Net periodic cost (benefit)	$21,381	17,791	(2,781)	(2,429)

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $23 million for each of the three-month periods ended September 30, 2021 and 2020 and $81 million and $73 million for the nine-month periods ended September 30, 2021 and 2020, respectively, and are included in salaries and employee benefits expense.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In thousands, except per share)

Income available to common shareholders:
Net income	$495,460	372,136	1,400,778	882,012
Less: Preferred stock dividends	(17,050)	(17,050)	(51,150)	(51,178)
Net income available to common equity	478,410	355,086	1,349,628	830,834
Less: Income attributable to unvested stock-based compensation awards	(2,452)	(1,687)	(6,823)	(3,631)
Net income available to common shareholders	$475,958	353,399	1,342,805	827,203
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,580	129,061	129,529	129,518
Less: Unvested stock-based compensation awards	(891)	(776)	(897)	(768)
Weighted-average shares outstanding	128,689	128,285	128,632	128,750

Basic earnings per common share	$3.70	2.75	10.44	$6.42

The computations of diluted earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(In thousands, except per share)

Net income available to common equity	$478,410	355,086	1,349,628	830,834
Less: Income attributable to unvested stock-based compensation awards	(2,449)	(1,686)	(6,816)	(3,630)
Net income available to common shareholders	$475,961	353,400	1,342,812	827,204
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	129,580	129,061	129,529	129,518
Less: Unvested stock-based compensation awards	(891)	(776)	(897)	(768)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	155	70	154	63
Adjusted weighted-average shares outstanding	128,844	128,355	128,786	128,813

Diluted earnings per common share	$3.69	2.75	10.43	$6.42

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

Stock-based compensation awards to purchase common stock of M&T representing 460,710 and 483,182 common shares during the three-month periods ended September 30, 2021 and 2020, respectively, and 461,792 and 477,144 common shares during the nine-month periods ended September 30, 2021 and 2020, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2021	$195,386	(650,087)	369,558	$(85,143)		22,111	$(63,032)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(57,388)	—	—	(57,388)		15,124	(42,264)
Foreign currency translation adjustment	—	—	(1,246)	(1,246)		360	(886)
Unrealized gains on cash flow hedges	—	—	821	821		(214)	607
Total other comprehensive income (loss) before reclassifications	(57,388)	—	(425)	(57,813)		15,270	(42,543)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity (“HTM”) securities	3,333	—	—	3,333	(a)	(871)	2,462
Gains realized in net income	(8)	—	—	(8)	(b)	2	(6)
Accretion of net gain on terminated cash flow hedges		—	(90)	(90)	(c)	24	(66)
Net yield adjustment from cash flow hedges currently in effect		—	(206,713)	(206,713)	(a)	53,997	(152,716)
Amortization of prior service credit	—	(3,139)	—	(3,139)	(d)	860	(2,279)
Amortization of actuarial losses	—	65,792	—	65,792	(d)	(18,031)	47,761
Total other comprehensive income (loss)	(54,063)	62,653	(207,228)	(198,638)		51,251	(147,387)
Balance — September 30, 2021	$141,323	(587,434)	162,330	$(283,781)		73,362	$(210,419)

Balance — January 1, 2020	$50,701	(464,548)	133,888	$(279,959)		73,279	$(206,680)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	151,777	—	—	151,777		(39,277)	112,500
Foreign currency translation adjustment	—	—	(222)	(222)		(39)	(261)
Unrealized gains on cash flow hedges	—	—	508,226	508,226		(131,504)	376,722
Total other comprehensive income before reclassifications	151,777	—	508,004	659,781		(170,820)	488,961
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on HTM securities	2,678	—	—	2,678	(a)	(725)	1,953
Gains realized in net income	(3)	—	—	(3)	(b)	1	(2)
Accretion of net gain on terminated cash flow hedges	—	—	(94)	(94)	(c)	26	(68)
Net yield adjustment from cash flow hedges currently in effect	—	—	(183,598)	(183,598)	(a)	47,506	(136,092)
Amortization of prior service credit	—	(3,140)	—	(3,140)	(d)	927	(2,213)
Amortization of actuarial losses	—	42,080	—	42,080	(d)	(12,436)	29,644
Total other comprehensive income	154,452	38,940	324,312	517,704		(135,521)	382,183
Balance — September 30, 2020	$205,153	(425,608)	458,200	$237,745		(62,242)	$175,503
(a)	Included in interest income.
(b)	Included in gain (loss) on bank investment securities.
(c)	Included in interest expense.
(d)	Included in other costs of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined
	Investment	Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2020	$144,602	$(481,064)	$273,430	$(63,032)
Net gain (loss) during period	(39,808)	45,482	(153,061)	(147,387)
Balance — September 30, 2021	$104,794	$(435,582)	$120,369	$(210,419)

11. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities.  The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.  Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of September 30, 2021.

The net effect of interest rate swap agreements was to increase net interest income by $67 million and $233 million during three-month and the nine-month periods ended September 30, 2021, respectively, and by $95 million and $212 million during the three-month and nine-month periods ended September 30, 2020, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
September 30, 2021
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	2.6	2.86%	0.73%	$728
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	25,700,000	0.7	1.28%	0.08%	656
Total	$27,350,000	0.8			$1,384
December 31, 2020
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	3.3	2.86%	0.79%	$651
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	49,400,000	0.9	2.22%	0.15%	425
Total	$51,050,000	1.0			$1,076

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at September 30, 2021 and December 31, 2020 was a reduction of the estimated fair value gains on interest rate swap agreements designated as fair value hedges of $59.2 million and $101.5 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $166.1 million and $372.2 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $8.4 billion of forward-starting interest rate swap agreements that become effective in 2021 - 2022.
(d)	Includes notional amount and terms of $32.1 billion of forward-starting interest rate swap agreements that become effective in 2021 - 2022.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $34.5 billion and $37.8 billion at September 30, 2021 and December 31, 2020, respectively.  The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $815 million and $776 million at September 30, 2021 and December 31, 2020, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$1,608	$1,968	$224	$892
Commitments to sell real estate loans (a)	6,712	1,488	769	8,458
	8,320	3,456	993	9,350
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	24,459	43,599	4,314	365
Commitments to sell real estate loans (a)	11,604	2,409	7,813	13,868
Trading:
Interest rate contracts (b)	565,332	1,008,913	84,909	105,768
Foreign exchange and other option and futures contracts (b)	8,304	9,608	7,740	11,134
	609,699	1,064,529	104,776	131,135
Total derivatives	$618,019	$1,067,985	$105,769	$140,485
(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities.  The impact of variation margin payments at September 30, 2021 and December 31, 2020 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $41.7 million and $5.6 million, respectively, and in a liability position of $433.4 million and $806.5 million, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(9,713)	9,636	$(13,067)	12,822
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(3,456)		$(4,776)
Foreign exchange and other option and futures contracts (b)	3,060		1,486
Total	$(396)		$(3,290)

	Amount of Gain (Loss) Recognized
	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(42,217)	41,456	$75,760	(75,607)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(9,434)		$8,988
Foreign exchange and other option and futures contracts (b)	6,286		6,555
Total	$(3,148)		$15,543
(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$1,708,872	$1,750,048	$59,714	$101,326

The amount of interest income recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was $58 million and $82 million for the three months ended September 30, 2021 and 2020, respectively, and $207 million and $184 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 the unrealized gain recognized in other comprehensive income related to cash flow hedges was $167 million, of which $4 million, $119 million and $44 million related to interest rate swap agreements maturing in 2021, 2022, and 2023, respectively.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives.  The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale.  The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale.  As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $36 million and $64 million at September 30, 2021 and December 31, 2020, respectively.  Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties which are subject to master netting arrangements was $53 million and $114 million at September 30, 2021 and December 31, 2020, respectively.  The Company was required to post collateral relating to those positions of $52 million and $103 million at September 30, 2021 and December 31, 2020, respectively.   Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements.  If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position.  The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on September 30, 2021 was not material.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties which are subject to enforceable master netting arrangements was $4 million at September 30, 2021 and $3 million at December 31, 2020.  Counterparties posted collateral relating to those positions of $4 million and $3 million at those respective dates.  Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $136 million and $135 million at September 30, 2021 and December 31, 2020, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein.  Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

12. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of September 30, 2021 and December 31, 2020, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $2.9 billion at September 30, 2021 and $2.3 billion at December 31, 2020. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $858 million, including $341 million of unfunded commitments, at September 30, 2021 and $861 million, including $406 million of unfunded commitments, at December 31, 2020.  Contingent commitments to provide additional capital contributions to these partnerships were not material at September 30, 2021. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of September 30, 2021 was $1.1 billion, including possible recapture of certain tax credits.  Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities.  The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $25 million and $63 million of its investments in qualified affordable housing projects to income tax expense during the three-month and nine-month periods ended September 30, 2021, respectively, and recognized $27 million and $70 million of tax credits and other tax benefits during those periods. Similarly, for the three-month and nine-month periods ended September 30, 2020, the Company amortized $22 million and $65 million of its investments in qualified affordable housing projects to income tax expense, respectively, and recognized $26 million and $78 million of tax credits and other tax benefits during those respective periods.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Variable interest entities and asset securitizations, continued

The Company serves as investment advisor for certain registered money-market funds.  The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

13. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value.  The Company has not made any fair value elections at September 30, 2021.

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

13. Fair value measurements, continued

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The following tables present assets and liabilities at September 30, 2021 and December 31, 2020 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2021
Trading account assets	$624,556	$50,335	$574,221	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,744	—	9,744	—
Mortgage-backed securities:
Government issued or guaranteed	3,475,479	—	3,475,479	—
Other debt securities	132,883	—	132,883	—
	3,618,106	—	3,618,106	—
Equity securities	82,456	75,169	7,287	—
Real estate loans held for sale	838,051	—	838,051	—
Other assets (a)	44,383	—	19,924	24,459
Total assets	$5,207,552	$125,504	$5,057,589	$24,459
Trading account liabilities	$92,649	$—	$92,649	$—
Other liabilities (a)	13,120	—	8,806	4,314
Total liabilities	$105,769	$—	$101,455	$4,314

December 31, 2020
Trading account assets	$1,068,581	$50,060	$1,018,521	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,338	—	9,338	—
Mortgage-backed securities:
Government issued or guaranteed	4,683,438	—	4,683,438	—
Privately issued	16	—	—	16
Other debt securities	129,814	—	129,814	—
	4,822,606	—	4,822,590	16
Equity securities	92,985	63,129	29,856	—
Real estate loans held for sale	1,054,676	—	1,054,676	—
Other assets (a)	49,464	—	5,865	43,599
Total assets	$7,088,312	$113,189	$6,931,508	$43,615
Trading account liabilities	$116,902	$—	$116,902	$—
Other liabilities (a)	23,583	—	23,218	365
Total liabilities	$140,485	$—	$140,120	$365

(a)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2021 and 2020 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2021	(In thousands)

Balance — June 30, 2021	$—	35,666
Total gains realized/unrealized:
Included in earnings	—	44,152	(a)
Settlements	—	—
Transfers out of Level 3	—	(59,673)	(b)
Balance — September 30, 2021	$—	20,145
Changes in unrealized gains included in earnings related to assets still held at September 30, 2021	$—	18,196	(a)

2020

Balance — June 30, 2020	$16	40,106
Total gains realized/unrealized:
Included in earnings	—	57,819	(a)
Transfers out of Level 3	—	(46,422)	(b)
Balance — September 30, 2020	$16	51,503
Changes in unrealized gains included in earnings related to assets still held at September 30, 2020	$—	44,127	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2021 and 2020 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2021	(In thousands)

Balance — January 1, 2021	$16	43,234
Total gains realized/unrealized:
Included in earnings	—	102,489	(a)
Settlements	(16)	—
Transfers out of Level 3	—	(125,578)	(b)
Balance — September 30, 2021	$—	20,145
Changes in unrealized gains included in earnings related to assets still held at September 30, 2021	$—	21,722	(a)

2020

Balance — January 1, 2020	$16	10,740
Total gains realized/unrealized:
Included in earnings	—	150,632	(a)
Transfers out of Level 3	—	(109,869)	(b)
Balance — September 30, 2020	$16	51,503
Changes in unrealized gains included in earnings related to assets still held at September 30, 2020	$—	50,411	(a)
(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

 The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The more significant of those assets follow.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment.  Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations.  Such discounts were in the range of 15% to 90% with a weighted-average of 39% at September 30, 2021.  As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3.  Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2.  Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at September 30, 2021 was 64%.  As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3.  Loans subject to nonrecurring fair value measurement were $591 million at September 30, 2021 ($330 million and $261 million of which were classified as Level 2 and Level 3, respectively), $652 million at December 31, 2020 ($339 million and $313 million of which were classified as Level 2 and Level 3, respectively) and $387 million at September 30, 2020 ($159 million and $228 million of which were classified as Level 2 and Level 3, respectively).  Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2021 were decreases of $35 million and $125 million for the three-month and nine-month periods ended September 30, 2021, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2020 were decreases of $82 million and $153 million for the three-month and nine-month periods ended September 30, 2020, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell.  The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and, accordingly, the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.  Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $4 million and $27 million at September 30, 2021 and 2020, respectively.  Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2021 and 2020.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $147 million and $159 million at September 30, 2021 and December 31, 2020, respectively, required a valuation allowance of $29 million and $30 million, respectively. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 14.96% and 16.01% at September 30, 2021 and December 31, 2020, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. Changes in fair value recognized for impairment of capitalized servicing rights were a decrease in the valuation allowance of $1 million during the nine months ended September 30, 2021 and an increase in the valuation allowance of $20 million during the nine months ended September 30, 2020. There were no impairment charges for capitalized servicing rights during the three months ended September 30, 2021 or 2020.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at September 30, 2021 and December 31, 2020:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
September 30, 2021
Recurring fair value measurements
Net other assets (liabilities) (a)	20,145	Discounted cash flow	Commitment expirations	0% - 93% (14%)

December 31, 2020
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	43,234	Discounted cash flow	Commitment expirations	0% - 98% (16%)
(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	September 30, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,479,712	1,479,712	1,351,944	127,768	—
Interest-bearing deposits at banks	38,445,788	38,445,788	—	38,445,788	—
Trading account assets	624,556	624,556	50,335	574,221	—
Investment securities	6,447,622	6,501,833	75,169	6,364,735	61,929
Loans and leases:
Commercial loans and leases	22,514,940	22,315,530	—	—	22,315,530
Commercial real estate loans	37,023,952	36,312,089	—	558,970	35,753,119
Residential real estate loans	16,209,354	16,397,551	—	3,902,745	12,494,806
Consumer loans	17,834,648	17,935,068	—	—	17,935,068
Allowance for credit losses	(1,515,024)	—	—	—	—
Loans and leases, net	92,067,870	92,960,238	—	4,461,715	88,498,523
Accrued interest receivable	378,433	378,433	—	378,433	—
Financial liabilities:
Noninterest-bearing deposits	$(56,542,309)	(56,542,309)	—	(56,542,309)	—
Savings and interest-checking deposits	(69,195,960)	(69,195,960)	—	(69,195,960)	—
Time deposits	(2,963,027)	(2,967,906)	—	(2,967,906)	—
Short-term borrowings	(103,548)	(103,548)	—	(103,548)	—
Long-term borrowings	(3,500,391)	(3,605,637)	—	(3,605,637)	—
Accrued interest payable	(38,808)	(38,808)	—	(38,808)	—
Trading account liabilities	(92,649)	(92,649)	—	(92,649)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$20,145	20,145	—	—	20,145
Commitments to sell real estate loans	9,734	9,734	—	9,734	—
Other credit-related commitments	(124,145)	(124,145)	—	—	(124,145)
Interest rate swap agreements used for interest rate risk management	1,384	1,384	—	1,384	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,552,743	1,552,743	1,497,457	55,286	—
Interest-bearing deposits at banks	23,663,810	23,663,810	—	23,663,810	—
Trading account assets	1,068,581	1,068,581	50,060	1,018,521	—
Investment securities	7,045,697	7,138,989	63,129	7,005,571	70,289
Loans and leases:
Commercial loans and leases	27,574,564	27,220,699	—	—	27,220,699
Commercial real estate loans	37,637,889	36,816,580	—	277,911	36,538,669
Residential real estate loans	16,752,993	17,089,141	—	4,135,655	12,953,486
Consumer loans	16,570,421	16,554,050	—	—	16,554,050
Allowance for credit losses	(1,736,387)	—	—	—	—
Loans and leases, net	96,799,480	97,680,470	—	4,413,566	93,266,904
Accrued interest receivable	419,936	419,936	—	419,936	—
Financial liabilities:
Noninterest-bearing deposits	$(47,572,884)	(47,572,884)	—	(47,572,884)	—
Savings and interest-checking deposits	(67,680,840)	(67,680,840)	—	(67,680,840)	—
Time deposits	(3,899,910)	(3,919,367)	—	(3,919,367)	—
Deposits at Cayman Islands office	(652,104)	(652,104)	—	(652,104)	—
Short-term borrowings	(59,482)	(59,482)	—	(59,482)	—
Long-term borrowings	(4,382,193)	(4,490,433)	—	(4,490,433)	—
Accrued interest payable	(59,916)	(59,916)	—	(59,916)	—
Trading account liabilities	(116,902)	(116,902)	—	(116,902)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$43,234	43,234	—	—	43,234
Commitments to sell real estate loans	(18,429)	(18,429)	—	(18,429)	—
Other credit-related commitments	(133,354)	(133,354)	—	—	(133,354)
Interest rate swap agreements used for interest rate risk management	1,076	1,076	—	1,076	—

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

	September 30,	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,687,595	$5,563,854
Commercial real estate loans to be sold	433,529	363,735
Other commercial real estate	5,747,541	7,237,367
Residential real estate loans to be sold	750,820	1,026,118
Other residential real estate	840,039	665,259
Commercial and other	21,685,356	19,427,886
Standby letters of credit	2,236,321	2,241,417
Commercial letters of credit	34,495	27,332
Financial guarantees and indemnification contracts	4,133,648	4,220,531
Commitments to sell real estate loans	1,788,113	2,108,823

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $10.6 billion and $10.4 billion at September 30, 2021 and December 31, 2020, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.   Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party.  The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are oftentimes similar to standby letters of credit and include mandatory purchase agreements issued to ensure that customer obligations are fulfilled, recourse obligations associated with sold loans, and other guarantees of customer performance or compliance with designated rules and regulations.  Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program.  The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.9 billion and $4.0 billion at September 30, 2021 and December 31, 2020, respectively.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2021, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted.  On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings.  For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.  Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was estimated to be between $0 and $25 million as of September 30, 2021.  Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three Months Ended September 30
	2021			2020
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$181,873	694	72,017	$131,566	(1)	35,614
Commercial Banking	295,209	1,009	144,367	276,125	117	131,414
Commercial Real Estate	228,317	227	84,663	202,987	(17)	87,095
Discretionary Portfolio	112,529	(14,448)	74,666	140,135	(10,748)	97,399
Residential Mortgage Banking	159,213	25,150	46,077	161,151	22,190	45,318
Retail Banking	357,335	(53)	88,004	351,312	268	85,229
All Other	201,900	(12,579)	(14,334)	200,380	(11,809)	(109,933)
Total	$1,536,376	—	495,460	$1,463,656	—	372,136

	Nine Months Ended September 30
	2021			2020
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$482,874	2,157	159,895	$407,485	1,028	106,103
Commercial Banking	865,780	2,830	378,040	855,426	1,419	386,176
Commercial Real Estate	629,719	679	242,625	653,405	452	311,586
Discretionary Portfolio	365,380	(34,554)	243,744	328,181	(33,646)	218,758
Residential Mortgage Banking	459,655	70,208	125,791	428,757	64,623	107,334
Retail Banking	1,055,240	500	262,562	1,107,516	802	281,973
All Other	620,694	(41,820)	(11,879)	633,461	(34,678)	(529,918)
Total	$4,479,342	—	1,400,778	$4,414,231	—	882,012

	Average Total Assets
	Nine Months Ended September 30		Year Ended December 31
	2021	2020	2020
	(In millions)

Business Banking	$8,386	7,902	8,152
Commercial Banking	29,109	30,450	30,338
Commercial Real Estate	25,913	25,594	25,792
Discretionary Portfolio	22,317	27,878	27,726
Residential Mortgage Banking	6,582	3,530	4,038
Retail Banking	17,701	16,231	16,438
All Other	40,959	20,845	22,996
Total	$150,967	132,430	135,480
(a)

Total revenues are comprised of net interest income and other income.  Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology.  Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits).  The taxable-equivalent adjustment aggregated $3,703,000 and $4,019,000 for the three-month periods ended September 30, 2021 and 2020, respectively, and $11,168,000 and $13,316,000 for the nine-month periods ended September 30, 2021 and 2020, respectively, and is eliminated in "All Other" total revenues.  Intersegment revenues are included in total revenues of the reportable segments.  The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at September 30, 2021 as a result of cumulative losses recognized and cash distributions received in prior years.  Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations.  That income totaled $23 million during the nine-month period ended September 30, 2020. There were no similar cash distributions during the nine-month period ended September 30, 2021 or in the three-month period ended September 30, 2020.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor.  In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other.  The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.7 billion and $1.9 billion at September 30, 2021 and December 31, 2020, respectively. Revenues from those servicing rights were $2 million in each of the three-month periods ended September 30, 2021 and 2020 and $7 million for each of the nine-month periods ended September 30, 2021 and 2020. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $73.2 billion and $68.1 billion at September 30, 2021 and December 31, 2020, respectively.  Revenues earned for sub-servicing loans for Bayview Financial were $39 million and $30 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $110 million and $101 million in the nine-month periods ended September 30, 2021 and 2020, respectively. In addition, the Company held $65 million and $77 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2021 and December 31, 2020, respectively, that were securitized by Bayview Financial. At September 30, 2021, the Company held $130 million of Bayview Financial’s $1.1 billion syndicated loan facility.  In the first three months of 2021, the Company purchased $965 million of delinquent FHA guaranteed mortgage loans, including past due accrued interest, from Bayview Financial for $1.0 billion. The servicing rights for such loans were retained by Bayview Financial, but the Company continues to sub-service the loans.

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
Standards Not Yet Adopted as of September 30, 2021
Changes to Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

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
Standards Not Yet Adopted of September 30, 2021
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

January 1, 2022 Early adoption permitted

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
Standards Not Yet Adopted as of September 30, 2021
Lessor’s Accounting for Certain Leases with Variable Lease Payments

The amendments update the classification guidance for lessors.  Under the amended guidance lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met:

1. The lease would have been classified as a sales-type lease or a direct financing lease.

2. The lessor would have otherwise recognized a day-one loss.

When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss.

		January 1, 2022 Early adoption permitted	The amendments can be applied either on a retrospective basis or on a prospective basis. The Company does not expect the guidance will have a material impact on its financial statements.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in a Business Combination

The amendments require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied the revenue guidance to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements

January 1, 2023 Early adoption permitted

The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments.  However, if early adoption is elected, the amendments should be applied (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application.

The Company has not yet decided on which transition method will be applied to the extent applicable. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the third quarter of 2021 was $495 million, up from $372 million in the corresponding quarter of 2020 and $458 million in the second quarter of 2021. Diluted and basic earnings per common share were $3.69 and $3.70, respectively, in the recent quarter.  Diluted and basic earnings per common share in the third quarter of 2020 were each $2.75 and in the second quarter of 2021 were each $3.41. The after-tax impact of merger-related expenses was $7 million ($9 million pre-tax), or $.05 of basic and diluted earnings per common share in the recent quarter and $3 million ($4 million pre-tax), or $.02 of basic and diluted earnings per common share in the second quarter of 2021.  Such expenses were associated with M&T’s pending acquisition of People’s United Financial, Inc. (“People’s United”), headquartered in Bridgeport, Connecticut, and consisted predominantly of professional services related to planned integration efforts associated with the merger.  Net income aggregated $1.40 billion or $10.43 of diluted earnings per common share and $10.44 of basic earnings per common share in the first nine months of 2021, compared with $882 million or $6.42 of diluted and basic earnings per common share in the year-earlier period. After-tax merger related expenses for the nine-month period ended September 30, 2021 were $17 million ($23 million pre-tax), or $.13 of basic and diluted earnings per common share.  There were no merger-related expenses during 2020.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in the third quarter of 2021 was 1.28%, compared with 1.06 % in the third quarter of 2020 and 1.22% in 2021’s second quarter. The annualized rate of return on average common shareholders’ equity was 12.16% in the recent quarter, 9.53% in the year-earlier quarter and 11.55% in the second quarter of 2021. During the nine-month period ended September 30, 2021, the annualized rates of return on average assets and average common shareholders’ equity were 1.24% and 11.76%, respectively, compared with .89% and 7.57%, respectively, in the similar 2020 period.

On February 22, 2021, M&T announced that it had entered into a definitive agreement with People’s United under which People’s United will be acquired by M&T in an all-stock transaction.  Pursuant to the terms of the agreement, People’s United shareholders will receive consideration valued at .118 of an M&T share in the form of M&T common stock. People’s United outstanding preferred stock will be converted to a new series of M&T preferred stock upon completion of the acquisition. The transaction is valued at approximately $7.6 billion (with the price based on M&T’s closing price of $149.34 per share as of September 30, 2021).

As of September 30, 2021, People’s United reported $63.7 billion of assets, including $39.5 billion of loans and $10.5 billion of investment securities, $55.9 billion of liabilities, including $52.9 billion of deposits, and $7.8 billion of stockholders’ equity. The merger has been approved by the common shareholders of M&T and People’s United, but remains subject to approval by the Board of Governors of the Federal Reserve System.  The merger is expected to be completed promptly after the parties have obtained that approval and satisfied other customary closing conditions.

Financial results during 2020 and through the third quarter of 2021 were adversely impacted by the Coronavirus Disease 2019 (“COVID-19”) pandemic. Large portions of the U.S. economy were substantially curtailed for extended periods of time and, as a result, many commercial and consumer customers were negatively impacted. Specifically, those adverse economic impacts resulted in the Company recognizing elevated levels of  provisions for credit losses during 2020 that reflected projections of credit losses based on macroeconomic forecasts at the end of each quarter of that year. The Company recorded provisions for credit losses of $150 million and $725 million in the three months and nine months ended September 30, 2020. An improvement in economic conditions and forecasts at the end of each of the first three quarters of 2021 as compared with previous forecasts led the Company to recognize provision recaptures of $20 million and $60 million in the three months and nine months ended September 30, 2021, respectively. In response to the pandemic, the Federal Reserve took actions to lower interest rates that have negatively affected the Company’s net interest income since the beginning of the pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act  and applicable extensions provide relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing, and also provided funding opportunities for small businesses under the Paycheck Protection Program (“PPP”) from approved Small Business Administration (“SBA”)

lenders, including M&T Bank, the principal bank subsidiary of M&T. For commercial and consumer customers, the Company provided a host of relief options, including payment deferrals (including maturity extensions), loan covenant waivers and low interest rate loan products.  M&T Bank funded approximately $7.0 billion of PPP loans during 2020 and another $2.9 billion in 2021.  PPP loans outstanding at September 30, 2021 and December 31, 2020 totaled $2.2 billion and $5.4 billion, respectively.

Updated economic forecasts at the end of each of the quarters of 2020 resulted in higher estimates of expected credit losses in the Company’s loan portfolio than at January 1, 2020, when the Company adopted amended accounting guidance for the measurement of credit losses on financial instruments, resulting in historically high levels of the provision for credit losses. Specifically, the level of the provision in 2020 reflected the ongoing impacts of the pandemic on economic activity in the hospitality and retail sectors, the uncertainty at December 31, 2020 as to the sufficiency and effectiveness of economic stimulus provided by the U.S. government to the economy, and concerns about ultimate collectability of real estate loans where borrowers requested re-payment forbearance.  Improvement in the economic outlook at the end of each of the first three quarters of 2021 resulted in reduced estimates of expected credit losses.  Nevertheless, concerns remain about large sectors of the economy, including the hotel, healthcare and office space sectors, and possible threat of resurgence of spread of the COVID-19 virus.  The Company expects that certain aspects of its businesses will continue to be negatively impacted by the COVID-19 pandemic after September 30, 2021.

The national effort to mitigate the pandemic resulted in a challenging environment for businesses and their employees.  The Company took actions designed to help maintain a safe environment for its customers and employees and to provide relief to customers in a variety of ways.  Examples of those actions include:

•

The deployment of a Pandemic Response Plan to manage the pandemic’s effects on operations, employees and customers, including seeking to ensure employee safety, maintaining continuity of operations and service levels for customers, preserving the Company’s financial strength, and complying with applicable laws and regulations.  Actions included placing restrictions on travel, implementing social distancing, health screening, sanitation and other protocols, and mandating for all employees whose jobs could be performed remotely to work from home where possible.  In accordance with changes in Federal guidelines (e.g., the Centers for Disease Control and Prevention) and state and local regulations, the Company has begun to roll back certain of these measures;

•

The vast majority of the Company’s non-branch employees continue to work remotely, and the Company is continuing to develop its future operating model (e.g., onsite, hybrid and remote) in preparation for the eventual return of employees to the office;

•	M&T Bank branches remain open, with open lobbies and normal access to drive-through windows and ATMs; and
•

Many loan customers are still receiving COVID-19 related relief in various forms, including modification and forbearance requests as of September 30, 2021 as described herein and in note 4 of Notes to Financial Statements.

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

Net operating income totaled $504 million in the third quarter of 2021, compared with $375 million in the year-earlier quarter and $463 million in the second 2021 quarter.  Diluted net operating earnings per common share in the third quarters of 2021 and 2020 were $3.76 and $2.77, respectively, and $3.45 in the second quarter of 2021. For the first nine months of 2021, net operating income and diluted net operating earnings per common share were $1.42 billion and $10.61, respectively, compared with $891 million and $6.49, respectively, in the corresponding 2020 period.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.34%, compared with 1.10% in the third quarter of 2020 and 1.27% in the second quarter of 2021. Net operating income represented an annualized return on average tangible common equity of 17.54% in the third quarter of 2021,  13.94% in the year-earlier quarter and 16.68% in the second quarter of 2021. For the first three quarters of 2021, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.30% and 17.10%, respectively, compared with .93% and 11.15%, respectively, in the corresponding 2020 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $971 million in the third quarter of 2021, compared with $947 million in the year-earlier quarter.  That improvement reflects lower rates paid on deposit accounts offset, in part, by the impact of lower average outstanding loan balances.  When compared with the third quarter of 2020, the results for the recent quarter reflected the impact of a $12.7 billion or 10% increase in average earning assets that was partially offset by a 21 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earnings assets, to 2.74% in the recent quarter from 2.95% in the year-earlier quarter.  The higher average earning assets reflected growth in low-yielding balances at the Federal Reserve Bank of New York, partially offset by declines in average balances of loans, investment securities and agreements to resell securities.  The narrowing of the net interest margin reflects the impact of the low-yielding balances at the Federal Reserve Bank of New York constituting a higher percentage of average earning assets. Those balances add to net interest income, but due to their low yield lower the reported net interest margin.  Taxable-equivalent net interest income in the recent quarter increased $25 million, or 3%, from the second quarter of 2021.  The higher net interest income was predominantly the result of increased yields on loans, reflecting fees earned from payoffs of PPP loans.  The net interest margin in the third quarter of 2021 reflected a three basis point narrowing compared with the second quarter of 2021 that was attributable to $6.9 billion of higher balances of low-yielding deposits held at the Federal Reserve Bank of New York, offset, in part, by the higher loan yields. In aggregate, average earning assets in the recent quarter increased $3.5 billion, or approximately 3%, from the second 2021 quarter.

         For the first nine months of 2021, taxable-equivalent net interest income was $2.90 billion, up from $2.89 billion in the corresponding 2020 period.  The increase was primarily attributable to a $17.4 billion, or 15% increase in average earning assets, partially offset by a 39 basis point narrowing of the net interest margin to 2.83% in the 2021 period from 3.22% in the year-earlier period.

Average loans and leases totaled $95.3 billion in the third quarter of 2021, down $2.9 billion or 3% from $98.2 billion in the similar quarter of 2020.  Commercial loans and leases averaged $23.7 billion in the recent quarter, $4.6 billion or 16% lower than in the year-earlier quarter. That decline was largely the result of decreased average balances of PPP loans, due to loan payoffs, lower dealer floor plan balances, reflecting automobile production and inventory issues experienced by the industry, and subdued loan demand by commercial customers, in general. Average commercial real estate loans were $37.5 billion in the recent quarter, up $304 million, or 1%, from $37.2 billion in the corresponding 2020 quarter.  Included in average commercial real estate loans in the third quarters of 2021 and 2020 were loans held for sale of $411 million and $260 million, respectively.  Average residential real estate loans declined $179 million, or 1%, to $16.4 billion in the third quarter of 2021 from $16.6 billion in the year-earlier quarter. Included in average residential real estate loans were loans held for sale of $537 million in the recent quarter and $494 million in the third quarter of 2020.  Consumer loans averaged $17.7 billion in the third quarter of 2021 up $1.6 billion, or 10%, from $16.1 billion in the year-earlier quarter due to growth in average recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) and, to a lesser extent, automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit.

Average loan and lease balances in the third quarter of 2021 decreased $3.3 billion, or 3%, from $98.6 billion in the second quarter of 2021.  Commercial loan and lease average balances in the recent quarter decreased $3.3 billion, or 12%, from the second quarter of 2021, primarily due to PPP loan payoffs and lower dealer floor plan loans. Average commercial real estate loans in the third quarter of 2021 increased $129 million from $37.4 billion in the second quarter of 2021.  Commercial real estate loans held for sale averaged $82 million in the second quarter of 2021.  Average balances of residential real estate loans in the recently completed quarter declined $643 million, or 4%, from $17.0 billion in 2021’s second quarter, largely reflecting the impact of loan repayments by customers and lower average balances of loans held for sale. Residential real estate loans held for sale averaged $685 million in the second quarter of 2021.  Average consumer loans in the recent quarter increased $544 million, or 3%, from $17.1 billion in 2021’s second quarter, reflecting growth in recreational finance and automobile loans.  The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2021	2020	2021
	(In millions)

Commercial, financial, etc.	$23,730	(16)%	(12)%
Real estate — commercial	37,547	1	—
Real estate — consumer	16,379	(1)	(4)
Consumer
Recreational finance	7,918	18	5
Automobile	4,566	19	4
Home equity lines and loans	3,660	(12)	(2)
Other	1,514	8	6
Total consumer	17,658	10	3
Total	$95,314	(3)%	(3)%

For the first nine months of 2021, average loans and leases totaled $97.7 billion, up 2%, from $95.9 billion in the corresponding 2020 period. Contributing to the rise were increases of $1.5 billion in average consumer loans, $900 million in average residential real estate loan balances (reflecting repurchases of government-guaranteed loans) and $782 million in average commercial real estate balances offset, in part, by a $1.3 billion decrease in average commercial loan and lease balances. Loans purchased from Ginnie Mae pools averaged $3.8 billion in the first nine months of 2021, compared with $1.2 billion in the year-earlier period. Loans are purchased to reduce associated servicing costs, namely a requirement to advance principal and interest payments that had not been received from individual mortgagors, including payments deferred under COVID-19 forbearance arrangements.

The investment securities portfolio averaged $6.0 billion in the third quarter of 2021, down $1.9 billion, or 24%, from $7.9 billion in the year-earlier quarter and $192 million lower than the $6.2 billion averaged in the second  quarter of 2021.  For the first nine months of 2021 and 2020, investment securities averaged $6.3 billion and $8.5 billion, respectively.  The lower average balances in the recent periods reflect net reductions of mortgage-backed securities due to paydowns, partially offset by purchases.  During the three months and nine months ended September 30, 2021, the Company purchased $782 million and $1.1 billion, respectively, of fixed rate residential mortgage-backed securities. There were no significant purchases of investment securities during the first nine months of 2020.  There were no significant sales of investment securities during the first nine months of 2021 or 2020.  The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the Federal Reserve Bank of New York.  Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

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

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income. Net unrealized gains on such securities were less than $1 million in the third quarter of 2021 and $3 million in the year-earlier quarter, compared with net unrealized losses of $11 million in the second quarter of 2021. Net unrealized losses for the first nine months of 2021 and 2020 were $23 million and $11 million, respectively.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the nine-month periods ended September 30, 2021 or 2020. Based on management’s assessment of future cash flows associated with individual investment securities as of September 30, 2021, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 3 and 13 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities.  Those other earning assets in the aggregate averaged $39.1 billion in the third quarter of 2021, compared with $21.6 billion in the year-earlier quarter and $32.1 billion in the second quarter of 2021.  Interest-bearing deposits at banks averaged $39.0 billion, $16.4 billion and $32.1 billion for the three months ended September 30, 2021, September 30, 2020 and June 30, 2021, respectively. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York.  The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.  The higher balances in the two most recent quarters compared with the year-earlier period reflect increased commercial and consumer deposit balances.  Agreements to resell securities averaged $5.1 billion during the quarter ended September 30, 2020. There were no agreements to resell securities outstanding during the quarters ended September 30, 2021 or June 30, 2021.

As a result of the changes described herein, average earning assets totaled $140.4 billion in the most recent quarter, compared with $127.7 billion in the third quarter of 2020 and $137.0 billion in the second quarter of 2021.  Average earning assets totaled $137.3 billion and $119.8 billion during the first nine months of 2021 and 2020, respectively.

The most significant source of funding for the Company is core deposits.  The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits.  The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities.  Average core deposits totaled $127.1 billion in the third quarter of 2021, compared with $110.6 billion in the similar 2020 quarter and $124.2 billion in the second quarter of 2021. The increase in average core deposits in the two most recent quarters as compared with the third quarter of 2020 reflected higher balances of noninterest-bearing deposits and savings and interest-checking deposits. Average balances of savings and interest-checking core deposits rose $5.5 billion or 9% to $67.1 billion in the third 2021 quarter from $61.7 billion in the year-earlier quarter.  Average noninterest-bearing deposits increased $12.4 billion or 28% to $57.2 billion in the recent quarter from $44.8 billion in the third 2020 quarter. Those increases reflected higher average deposits of commercial, consumer and trust customers.  Average core deposits were $124.2 billion in the second quarter of 2021. Average savings and interest-checking core deposits decreased $710 million or 1% in the third 2021 quarter from $67.9 billion in the immediately preceding quarter. Average noninterest-bearing deposits in the recent quarter were $3.8 billion or 7% higher than the second quarter 2021 average of $53.4 billion, reflecting higher levels of trust deposits. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	3rd Qtr.	3rd Qtr.	2nd Qtr.
	2021	2020	2021
	(In millions)

Savings and interest-checking deposits	$67,145	9%	(1)%
Time deposits	2,704	(34)	(8)
Noninterest-bearing deposits	57,218	28	7
Total	$127,067	15%	2%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, brokered deposits and, prior to June 30, 2021, deposits associated with the Company’s Cayman Islands office. Cayman Islands office deposits consisted predominantly of balances swept from lower-yielding commercial customer accounts.  Time deposits over $250,000, excluding brokered deposits, averaged $357 million in the recent quarter, compared with $612 million in the third quarter of 2020 and $411 million in the second 2021 quarter. The decreases in such deposits since the third quarter of 2020 were predominantly the result of maturities of higher-rate time deposits. Cayman Islands office deposits averaged $50 million for the quarter ended June 30, 2021 and $1.0 billion for the quarter ended September 30, 2020. During the second quarter of 2021, the Company introduced a new interest-bearing sweep product (included in savings and interest-bearing deposits) that replaced the Eurodollar sweep product previously recorded as Cayman Islands office deposits. As a result, there were no outstanding deposits at the Cayman Islands office during the third quarter of 2021 and the office is closed. The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $3.8 billion, $4.2 billion and $3.7 billion during the quarters ended September 30, 2021, September 30, 2020 and June 30, 2021, respectively.

The following table summarizes average total deposits for the quarters ended September 30, 2021, June 30, 2021 and September 30, 2020.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended September 30, 2021
Savings and interest-checking deposits	$34,344	$5,934	$30,698	$70,976
Time deposits	2,892	12	157	3,061
Noninterest-bearing deposits	8,557	12,022	36,639	57,218
Deposits at Cayman Islands office	—	—	—	—
Total	$45,793	$17,968	$67,494	$131,255

Three Months Ended June 30, 2021
Savings and interest-checking deposits	$34,087	$6,023	$31,451	$71,561
Time deposits	3,156	33	169	3,358
Noninterest-bearing deposits	8,573	9,318	35,553	53,444
Deposits at Cayman Islands office	—	—	50	50
Total	$45,816	$15,374	$67,223	$128,413

Three Months Ended September 30, 2020
Savings and interest-checking deposits	$29,902	$5,323	$30,623	$65,848
Time deposits	4,452	49	214	4,715
Noninterest-bearing deposits	6,977	5,408	32,401	44,786
Deposits at Cayman Islands office	—	—	957	957
Total	$41,331	$10,780	$64,195	$116,306

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding.  Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $91 million in the third quarter of 2021, compared with $62 million in the year-earlier quarter and $61 million in the second quarter of 2021.

Long-term borrowings averaged $3.4 billion in the recent quarter and the second quarter of 2021, compared with $5.5 billion in the third quarter of 2020. Average balances of outstanding senior notes were $2.4 billion during each of the three-month periods ended September 30, 2021 and June 30, 2021 and $3.5 billion during the three-month period ended September 30, 2020.  In January 2021, $350 million of variable rate senior notes of M&T Bank matured. In July 2020, M&T Bank redeemed $750 million of fixed rate senior notes and in December 2020 redeemed $650 million of fixed rate senior notes that were due to mature on January 25, 2021. Subordinated capital notes included in long-term borrowings averaged $500 million in the third and second quarters of 2021 and $1.4 billion in the third quarter of 2020.  In March 2021, M&T Bank redeemed $500 million of subordinated capital notes that were due to mature on December 1, 2021, and during December 2020, $409 million of subordinated capital notes of M&T Bank matured. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $530 million, $527 million and $529 million during the quarters ended September 30, 2021, September 30, 2020 and June 30, 2021. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt.  As of September 30, 2021, interest rate swap agreements were used as fair value hedges of approximately $1.65 billion of outstanding fixed rate long-term borrowings.  Additionally, interest rate swap agreements with a notional amount of $17.35 billion were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans.  Further information on interest rate swap agreements is provided herein and in note 11 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income.  Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.68% in the recent quarter, compared with 2.83% in the third quarter of 2020.  The yield on earning assets during the third quarter of 2021 was 2.82%, down 31 basis points from 3.13% in the similar 2020 period, while the rate paid on interest-bearing liabilities declined 16 basis points to .14% in the recent quarter from .30% in the year-earlier period.  In the second quarter of 2021, the net interest spread was 2.71%, the yield on earning assets was 2.85% and the rate paid on interest-bearing liabilities was .14%. The narrowing of the net interest spread in the two most recent quarters as compared with the third quarter of 2020 reflects the impact of a higher proportion of low-yielding balances at the Federal Reserve Bank of New York to total average earning assets.  For the first nine months of 2021, the net interest spread was 2.76%, down 27 basis points from 3.03% in the year-earlier period.  The yield on earning assets and the rate paid on interest-bearing liabilities for the first nine months of 2021 were 2.91% and .15%, respectively, compared with 3.53% and .50%, respectively, in the initial nine months of 2020.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets.  Net interest-free funds averaged $62.9 billion in the third quarter of 2021, compared with $50.6 billion in the year-earlier quarter and $58.5 billion in the second 2021 quarter.  The increase in average net interest-free funds in the recent quarter as compared with those prior quarters reflects higher average balances of noninterest-bearing deposits. During the first nine months of 2021 and 2020, average net interest-free funds aggregated $59.0 billion and $45.6 billion, respectively.  Shareholders’ equity averaged $17.1 billion during the three-month period ended September 30, 2021, $16.1 billion during the year-earlier period and $16.6 billion during the second 2021 quarter. Goodwill and core deposit and other intangible assets averaged $4.6 billion during each of those quarters.  The cash surrender value of bank owned life insurance averaged $1.86 billion in each of the two most recent quarters of 2021, compared with $1.84 billion in the third quarter of 2020. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”  The contribution of net interest-free funds to net interest margin was .06% in each of the third and second quarters of 2021, compared with .12%  in the third quarter of 2020. The reduced contribution of net interest-free funds to net interest margin in the two most recent quarters as compared with the third quarter of 2020 reflects the lower rates on interest-bearing liabilities used to value net interest-free funds. The contribution of net interest-free funds in the first nine months of 2021 and 2020 was .07% and .19%, respectively.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 2.74% in the third quarter of 2021, compared with 2.95% in the year-earlier period and 2.77% in the second quarter of 2021.  During the first nine months of 2021 and 2020, the net interest margin was 2.83% and 3.22%, respectively.  Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities.  Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities.  The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $19.00 billion (excluding $8.35 billion of forward-starting swap agreements) at September 30, 2021, $15.65 billion (excluding $38.90 billion of forward-starting swap agreements) at September 30, 2020 and $19.00 billion (excluding $32.05 billion of forward-starting swap agreements) at December 31, 2020. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At each of September 30, 2021 and December 31, 2020, interest rate swap agreements with notional amounts of $17.35 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $13.35 billion at September 30, 2020.  Interest rate swap agreements with notional amounts of $1.65 billion at each of September 30, 2021 and December 31, 2020 and $2.30 billion at September 30, 2020 were serving as fair value hedges of fixed rate long-term borrowings. The Company has entered into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges, and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.  The amounts of hedge ineffectiveness recognized during each of the quarters ended September 30, 2021, September 30, 2020 and June 30, 2021 were not material to the Company’s consolidated results of operations.  Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 11 of Notes to Financial Statements. Information regarding the effective portion of cash flow hedges is presented in note 10 of Notes to Financial Statements.  The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The weighted-average rates to be received and paid under interest rate swap agreements currently in effect were 1.38% and .12%, respectively, at September 30, 2021.  The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table.  Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 11 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended September 30
.	2021		2020
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$58,058	.16%	$82,404	.26%
Interest expense	(8,731)	(.04)	(12,312)	(.06)
Net interest income/margin	$66,789	.19%	$94,716	.29%
Average notional amount (c)	$18,923,913		$15,780,436
Rate received (b)		1.53%		2.60%
Rate paid (b)		.15%		.25%

	Nine Months Ended September 30
	2021		2020
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$206,713	.20%	$183,598	.20%
Interest expense	(26,084)	(.04)	(28,258)	(.05)
Net interest income/margin	$232,797	.23%	$211,856	.23%
Average notional amount (c)	$18,915,751		$16,275,182
Rate received (b)		1.79%		2.55%
Rate paid (b)		.17%		.84%
(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the period.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others.  The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, and longer-term borrowings.  M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities.  The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes.  The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios.  The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital.  At September 30, 2021 and December 31, 2020, long-term borrowings aggregated $3.5 billion and $4.4 billion, respectively.

Prior to June 2021, Cayman Islands office deposits were used by some customers of the Company as an alternative to other deposit and investment products.  Cayman Islands office deposits totaled $900 million at September 30, 2020 and $652 million at December 31, 2020. The Company no longer offers deposits at the Cayman Islands office but, as previously noted, now offers an interest-bearing sweep product to commercial customers through its domestic branches.  The Company has also benefited from the placement of brokered deposits.  The Company had brokered savings and interest-bearing checking deposit accounts which aggregated approximately $3.4 billion at September 30, 2021, $4.2 billion at September 30, 2020 and $4.5 billion at December 31, 2020.  Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”).  The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed.  When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet.  Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs.  The value of VRDBs in the Company’s trading account was not material at September 30, 2021 or December 31, 2020.  The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $683 million at September 30, 2021, compared with $831 million at September, 30, 2020 and $725 million at December 31, 2020.  M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations.  Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years.  For purposes of that test, at September 30, 2021 approximately $1.4 billion was available for payment of dividends to M&T from bank subsidiaries.  M&T also may obtain funding through long-term borrowings.  Outstanding senior notes of M&T at September 30, 2021 and December 31, 2020 were $772 million and $783 million, respectively.  Junior subordinated debentures of M&T associated with trust preferred securities outstanding at September 30, 2021 and December 31, 2020 totaled $531 million and $528 million, respectively.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments.  The primary market risk the Company is exposed to is interest rate risk.  Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking because assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Company is subject to the effects of changing interest rates.  The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits.  Management uses a “value of equity” model to supplement the modeling technique described above.  Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments.  Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric.  The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk.  At September 30, 2021, the aggregate notional amount of interest rate swap agreements entered into for risk management purposes that were currently in effect was $19.0 billion.  In addition, the Company has entered into $8.35 billion of forward-starting interest rate swap agreements.

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

The accompanying table as of September 30, 2021 and December 31, 2020 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	September 30, 2021	December 31, 2020
	(In thousands)

+200 basis points	$531,480	324,684
+100 basis points	294,060	182,661
-100 basis points	(101,798)	(61,792)

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

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets.  That impact is most notable on the values assigned to some of the Company’s investment securities.  Information about the fair valuation of investment securities is presented in notes 3 and 13 of Notes to Financial Statements.

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

The notional amounts of interest rate contracts entered into for trading account purposes totaled $34.5 billion at September 30, 2021, $36.6 billion at September 30, 2020 and $37.8 billion at December 31, 2020. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $815 million at September 30, 2021, compared with $877 million at September 30, 2020 and $776 million at December 31, 2020.  Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet.  The fair values of all trading account assets and liabilities recognized on the balance sheet were $625 million and $93 million, respectively, at September 30, 2021 and $1.1 billion and $117 million, respectively, at December 31, 2020.  The fair value asset and liability amounts at September 30, 2021 have been reduced by contractual settlements of $42 million and $433 million, respectively, and at December 31, 2020 have been reduced by contractual settlements of $6 million and $806 million, respectively. The lower balance of trading account assets at September 30, 2021 as compared with December 31, 2020 was largely the result of decreased values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments. Included in trading account assets were assets related to deferred compensation plans aggregating $21 million at each of September 30, 2021, September 30, 2020  and December 31, 2020.  Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income.  Included in “other liabilities” in the consolidated balance sheet at September 30, 2021 were $25 million of liabilities related to deferred compensation plans, compared with $24 million at each of September 30, 2020 and December 31, 2020.  Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income.  Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions.  Those assets totaled $29 million at each of September 30, 2021, September 30, 2020 and December 31, 2020.

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

Provision for Credit Losses

A provision for (or recapture of) credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date.  Provision for credit loss recaptures were recorded in the third and second quarters of 2021 for $20 million and $15 million, respectively, compared with a provision for credit losses of $150 million that was recorded in the third quarter of 2020. The provision (or recapture) in each quarter adjusts the allowance for credit losses to reflect expected losses that are based on macroeconomic forecasts as of each quarter-end date. Net charge-offs of loans were $40 million in the recent quarter, $30 million in the third quarter of 2020 and $46 million in the second quarter of 2021.  Net charge-offs as an annualized percentage of average loans and leases were .17% in the third quarter of 2021, .12% in the year-earlier quarter and .19% in the second quarter of 2021. Net charge-offs for the nine-month periods ended September 30, 2021 and 2020 were $161 million and $150 million, respectively, representing an annualized .22% and .21%, respectively, of average loans and leases. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2021
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$4,434	29,242	22,813	56,489
Real estate:
Commercial	54,092	11,330	11,880	77,302
Residential	366	(149)	22	239
Consumer	16,289	5,655	5,389	27,333
	$75,181	46,078	40,104	161,363

	2020
	First Quarter	Second Quarter	Third Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$13,122	29,235	9,959	52,316
Real estate:
Commercial	834	16,458	1,944	19,236
Residential	3,428	(279)	556	3,705
Consumer	31,778	25,716	17,272	74,766
	$49,162	71,130	29,731	150,023

The levels of net charge-offs of commercial loans and commercial real estate loans reflect the impact of the pandemic on borrowers’ abilities to repay loans. In the commercial real estate portfolio, those loans are mostly associated with the retail, office building and hospitality sectors.

Nonaccrual loans aggregated $2.24 billion or 2.40% of total loans and leases outstanding at September 30, 2021, compared with $1.24 billion or 1.26% at September 30, 2020, $1.89 billion or 1.92% at December 31, 2020 and $2.24 billion or 2.31% at June 30, 2021. The higher level of nonaccrual loans since September 30, 2020 reflects the continuing impact of the pandemic on borrowers’ ability to make contractual payments on their loans, most notably loans in the hospitality sector.

Accruing loans past due 90 days or more were $1.03 billion or 1.10% of loans and leases at September 30, 2021, compared with $527 million or .54% at September 30, 2020, $859 million or .87% at December 31, 2020 and $1.08 billion or 1.11% at June 30, 2021.  Accruing loans past due 90 days or more included loans guaranteed by government-related entities of $947 million, $505 million, $798 million, $1.03 billion at September 30, 2021, September 30, 2020, December 31, 2020 and June 30, 2021, respectively.  Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were purchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors.  Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force.  The outstanding principal balances of those purchased loans that are guaranteed by government-related entities totaled $919 million at September 30, 2021, $480 million a year earlier, $764 million at December 31, 2020 and $1.00 billion at June 30, 2021. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. In addition to the past due loans, the Company also has $1.6 billion of government-guaranteed residential mortgage loans that are not considered delinquent because the borrower has requested and received a COVID-19 related payment deferral. In general, those loans were also purchased to reduce associated servicing costs as described above and also remain covered by the insurance or guarantee of the applicable government-related entity, but are not considered to be past due in accordance with the accounting treatment afforded under the CARES Act and related regulatory and financial accounting guidance as described below and in note 1 of Notes to Financial Statements in M&T’s 2020 Annual Report.

Loans that were 30-89 days past due were $837 million at September 30, 2021, compared with $874 million at September 30, 2020, $662 million at December 31, 2020 and $640 million at June 30, 2021.   COVID-19 related payment deferral modifications of loans are classified as current in accordance with regulatory guidance and, as a result, did not contribute in incremental additions to loans categorized as 30-89 days past due.

The United States has been operating under a state of emergency related to the COVID-19 pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in economic activity that severely hampered the ability of some businesses and consumers to meet their repayment obligations.  The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as delinquent or as troubled debt restructurings. Modifications may include payment deferrals (including extensions of maturity dates), covenant waivers and fee waivers. The Company has worked with its customers affected by COVID-19 and has granted modifications across many of its loan portfolios.  To the extent that such modifications met the criteria previously described, such modifications have not been classified as delinquent or as troubled debt restructurings. A summary of loans for which COVID-19 forbearances have been granted and which are not considered impaired or past due is presented herein and in note 4 of Notes to Financial Statements.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $425 million, $267 million, $342 million and $525 million at September 30, 2021, September 30, 2020, December 31, 2020 and June 30, 2021, respectively.

Commercial loans and leases classified as nonaccrual totaled $280 million, $351 million, $307 million and $330 million at September 30, 2021, September 30, 2020, December 31, 2020 and June 30, 2021, respectively. Commercial real estate loans in nonaccrual status aggregated $1.31 billion, $292 million, $891 million and $1.23 billion at September 30, 2021, September 30, 2020, December 31, 2020 and June 30, 2021, respectively. The increases in commercial real estate loans in nonaccrual status since September 30, 2020 were largely due to the additions of hotel-related loans to that category. Hotel-related commercial real estate loans (including construction) in nonaccrual status at September 30, 2021, September 30, 2020, December 31, 2020 and June 30, 2021 were $819 million, $77 million, $607 million and $815 million, respectively.

Nonaccrual residential real estate loans totaled $480 million at September 30, 2021, compared with $413 million at September 30, 2020, $513 million at December 31, 2020 and $509 million at June 30, 2021. The increases since September 30, 2020 were largely reflective of the effect of recent economic conditions on borrowers. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $127 million at September 30, 2021, compared with $116 million at September 30, 2020, $147 million at December 31, 2020, and $137 million at June 30, 2021.  Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans.  Residential real estate loans past due 90 days or more and accruing interest aggregated $945 million at September 30, 2021, compared with $503 million at September 30, 2020, $793 million at December 31, 2020 and $1.03 billion at June 30, 2021. Those amounts related to government-guaranteed loans as previously noted. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2021 is presented in the accompanying table.

Nonaccrual consumer loans were $170 million at September 30, 2021, compared with $184 million at September 30, 2020, $183 million at December 31, 2020 and $173 million at June 30, 2021. Included in nonaccrual consumer loans at September 30, 2021, September 30, 2020, December 31, 2020 and June 30, 2021 were: automobile loans of $31 million, $42 million, $39 million and $31 million, respectively; recreational finance loans of $24 million, $24 million, $26 million and $23 million, respectively; and outstanding balances of home equity loans and lines of credit of $71 million, $79 million, $79 million and $77 million, respectively.  Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2021 is presented in the accompanying table.

Information about past due and nonaccrual loans as of September 30, 2021 and December 31, 2020 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	September 30, 2021			September 30, 2021
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,011,523	$137,156	2.74%	$(780)	(.06%)
Pennsylvania	1,029,349	13,680	1.33	166	.06
Maryland	1,419,112	14,707	1.04	414	.12
New Jersey	2,404,854	88,448	3.68	(25)	—
Other Mid-Atlantic (a)	1,196,526	18,871	1.58	68	.02
Other	3,742,785	80,345	2.15	282	.03
Total	$14,804,149	$353,207	2.39%	$125	—%
Residential construction loans:
New York	$20,554	$146	.71%	$—	—%
Pennsylvania	6,898	73	1.06	—	—
Maryland	7,300	—	—	—	—
New Jersey	10,247	—	—	—	—
Other Mid-Atlantic (a)	14,704	—	—	—	—
Other	4,111	—	—	—	—
Total	$63,814	$219	.34%	$—	—%
Limited documentation first mortgages:
New York	$614,648	$57,045	9.28%	$19	.01%
Pennsylvania	26,266	5,089	19.37	—	—
Maryland	15,284	2,359	15.43	—	—
New Jersey	493,561	38,045	7.71	—	—
Other Mid-Atlantic (a)	12,320	1,437	11.66	—	—
Other	179,312	22,554	12.58	(122)	(.26)
Total	$1,341,391	$126,529	9.43%	$(103)	(.03%)
First lien home equity loans and lines of credit:
New York	$930,675	$15,804	1.70%	$(117)	(.05%)
Pennsylvania	566,156	9,476	1.67	99	.07
Maryland	457,118	9,507	2.08	50	.04
New Jersey	68,588	1,190	1.73	(2)	(.01)
Other Mid-Atlantic (a)	161,683	2,638	1.63	(25)	(.06)
Other	28,052	1,192	4.25	(1)	(.01)
Total	$2,212,272	$39,807	1.80%	$4	—%
Junior lien home equity loans and lines of credit:
New York	$557,238	$13,866	2.49%	$(92)	(.07%)
Pennsylvania	190,297	2,295	1.21	(53)	(.11)
Maryland	361,894	9,897	2.73	(688)	(.74)
New Jersey	94,078	1,019	1.08	(257)	(1.10)
Other Mid-Atlantic (a)	176,988	3,609	2.04	136	.31
Other	39,078	796	2.04	(147)	(1.49)
Total	$1,419,573	$31,482	2.22%	$(1,101)	(.31%)
Limited documentation junior lien:
New York	$377	$21	5.57%	$(2)	(1.86%)
Pennsylvania	152	24	15.79	—	—
Maryland	518	25	4.83	—	—
New Jersey	116	—	—	—	—
Other Mid-Atlantic (a)	250	32	12.80	—	—
Other	1,748	83	4.75	(81)	(16.86)
Total	$3,161	$185	5.85%	$(83)	(9.25%)

(a)Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $25 million at September 30, 2021, compared with $50 million at September 30, 2020, $35 million at December 31, 2020 and $28 million at June 30, 2021. The declines since September 30, 2020 are largely reflective of foreclosure moratoriums imposed by government authorities in numerous jurisdictions. Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended September 30, 2021, September 30, 2020 and June 30, 2021. At September 30, 2021, foreclosed assets are comprised entirely of residential real estate-related properties.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

	2021 Quarters			2020 Quarters
	Third	Second	First	Fourth	Third
	(Dollars in thousands)

Nonaccrual loans	$2,242,263	2,242,057	1,957,106	1,893,299	1,239,972
Real estate and other foreclosed assets	24,786	27,902	29,797	34,668	49,872
Total nonperforming assets	$2,267,049	2,269,959	1,986,903	1,927,967	1,289,844
Accruing loans past due 90 days or more(a)	$1,026,080	1,077,227	1,084,553	859,208	527,258
Government guaranteed loans included in totals above:
Nonaccrual loans	$47,358	49,796	51,668	48,820	45,975
Accruing loans past due 90 days or more(a)	947,091	1,029,331	1,044,599	798,121	505,446
Renegotiated loans	$242,955	236,377	242,121	238,994	242,581

Nonaccrual loans to total loans and leases, net of unearned discount	2.40%	2.31%	1.97%	1.92%	1.26%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.42%	2.34%	2.00%	1.96%	1.31%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	1.10%	1.11%	1.09%	.87%	.54%

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

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by loan type. Despite recent improvements in macroeconomic forecasts, at the time of the Company’s analysis regarding the determination of the allowance for credit losses as of September 30, 2021, concerns existed about the somewhat uneven and incomplete recovery evident in the economy, the ultimate effectiveness of economic stimulus being provided by the U.S. government that has contributed to increased deficit spending and raised inflation concerns; disruptions to supply chains and the related impacts to businesses and consumers; the volatile nature of global markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; the extent to which borrowers, in particular commercial real estate borrowers may continue to be negatively affected by pandemic-related and general economic conditions; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 49% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that could see lingering effects of the economic downturn. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are typically assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.” A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. During the latter half of 2020 and the first nine months of 2021, the Company re-graded significant portions of its commercial loans and commercial real estate loans based on financial results and projections of specific borrowers, particularly those that were affected by COVID-19 impacts. Criticized commercial loans and commercial real estate loans totaled $9.6 billion at September 30, 2021, compared with $6.9 billion at September 30, 2020, $7.2 billion at December 31, 2020, and $9.7 billion at June 30, 2021. The rise in criticized loans at the two most recent quarter-ends as compared with December 31, 2020 reflects the impact of the pandemic on borrowers’ financial condition and the continuing re-grading of loans by the Company, and is reflective of the provision for credit losses recorded by the Company in 2020 as the pandemic unfolded.  The increases in such loans since December 31, 2020 were largely attributable to investor-owned permanent commercial real estate loans in the hotel, office and healthcare sectors and commercial real estate construction loans in the hotel and healthcare sectors. On an overall basis, weighted-average loan-to-stabilized value (“LTV”) ratios for investor-owned commercial real estate properties do not vary significantly by asset class or sector, and at September 30, 2021 were generally within a range of 55% to 65% with an overall weighted-average LTV ratio of approximately 58%. Investor-owned commercial real estate loans comprised $7.7 billion of total criticized loans of $9.6 billion at September 30, 2021.

The COVID-19 pandemic and related governmental responses led to a significant reduction in economic activity that was detrimental to many borrowers across the Company’s geographic regions, particularly borrowers in the hotel, healthcare-related, and office sectors. Many of those borrowers have been and will likely continue to be adversely impacted by the economic effects of the COVID-19 pandemic. Summaries of loans outstanding as of September 30, 2021 for which borrowers have been granted a COVID-19 related forbearance and loans extended under the PPP are provided in the accompanying table. Of the COVID-19 related modifications with payment deferrals at September 30, 2021, the vast majority are scheduled to expire during 2021.

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

COVID-19 RELATED LOANS AND LEASES DATA

	September 30, 2021
			COVID-19 Forbearance
Commercial, financial, leasing, etc.	Total	PPP	Payment Deferrals(a)		Other Forbearances(b)	Total
	(Dollars in millions)
Industry
Services	$4,381	$737	$—		$29	$29
Manufacturing	3,393	194	—		—	—
Motor vehicle and recreational finance dealers	2,310	65	—		—	—
Wholesale	2,048	102	—		—	—
Financial and insurance	2,022	23	—		—	—
Real estate investors	1,578	82	—		—	—
Health services	1,556	240	—		—	—
Construction	1,543	369	—		—	—
Retail	1,469	260	—		—	—
Transportation, communications, utilities	1,449	101	—		—	—
Other	766	69	—		25	25
Total commercial, financial, leasing, etc.	22,515	2,242	—		54	54
Commercial real estate
Investor-owned
Permanent finance by property type
Retail/Service	4,477	—	—		64	64
Apartments/Multifamily	4,202	—	—		—	—
Office	4,163	—	—		—	—
Health facilities	2,766	—	—		—	—
Hotel	2,696	—	—		118	118
Industrial/Warehouse	1,444	—	—		—	—
Other	244	—	—		37	37
Total permanent	19,992	—	—		219	219
Total construction/development	9,602	—	—		21	21
Total investor-owned	29,594	—	—		240	240
Owner-occupied by industry
Other services	1,487	—	—		—	—
Motor vehicle and recreational finance dealers	1,406	—	—		—	—
Retail	1,218	—	—		—	—
Wholesale	784	—	—		—	—
Health services	655	—	—		7	7
Manufacturing	572	—	—		—	—
Other	1,308	—	—		—	—
Total owner-occupied	7,430	—	—		7	7
Total commercial real estate	37,024	—	—		247	247
Residential real estate	16,209	—	2,103	(c)	—	2,103
Consumer
Recreational finance	8,026	—	2		—	2
Automobile	4,619	—	4		—	4
Homes equity lines and loans	3,635	—	6		—	6
Other	1,555	—	1		—	1
Total consumer	17,835	—	13		—	13
Total	$93,583	$2,242	$2,116		$301	$2,417
(a)	Represents accruing loans at September 30, 2021 for which a COVID-19 related payment deferral (including maturity extensions) has been granted.
(b)	Consists predominantly of accruing loans for which a COVID-19 related covenant waiver has been granted.
(c)	Includes $1.6 billion of government-guaranteed loans.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent.  That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At September 30, 2021, approximately 61% of the Company’s home equity portfolio consisted of first lien loans and lines of credit.  Of the remaining junior lien loans in the portfolio, approximately 58% (or approximately 22% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company.  To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.  Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2021 approximately 85% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 10% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at September 30, 2021, September 30, 2020 and June 30, 2021 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists.  Among the assumptions utilized as of September 30, 2021 was that the national unemployment rate continues to be at elevated levels, on average 4.6%, through the remainder of 2021, followed by a gradual improvement reaching 3.5% within the reasonable and supportable forecast period. The forecast assumed that GDP grows at an average annualized rate of 3.3% during the eight-quarter forecast period. The commercial real estate price index was assumed to be down modestly in 2021, but improving in 2022 and 2023. Residential real estate prices were not assumed to fluctuate significantly. The assumptions utilized as of June 30, 2021 included the national unemployment rate continuing at elevated levels, on average 5.4%, through 2021, followed by a gradual improvement reaching 3.5% by mid-2023.  That forecast assumed that GDP would grow at a 7.4% annual rate during 2021 resulting in GDP returning to pre-pandemic levels during 2021. The commercial real estate price index was assumed to be down modestly in 2021, but improving in 2022 and 2023. Residential real estate prices were not assumed to fluctuate significantly. The assumptions utilized as of December 31, 2020 included the national unemployment rate continuing at elevated levels, on average 6.9% through 2021, followed by a gradual return to long-term historical averages by the end of 2022. The forecast also assumed gross domestic product to grow at a 4.1% annual rate during 2021 resulting in a return to pre-pandemic levels by the end of 2022. Commercial real estate prices were assumed to decline by 6.8% in 2021, followed by improvement. Residential real estate prices were not assumed to fluctuate significantly. The assumptions utilized as of September 30, 2020 included an increase in the unemployment rate in the fourth quarter of 2020 to approximately

10% from 8% at the end of the third quarter of 2020, followed by a sustained high single-digit unemployment rate through 2022. The forecast also assumed gross domestic product to contract nearly 5.1% in 2020 and to then recover to pre-pandemic levels by the third quarter of 2022. Commercial real estate prices were assumed to decline by 17% in 2020, followed by improvement. Residential real estate prices were not assumed to fluctuate significantly. The assumptions utilized were based on information available to the Company at or near September 30, 2021, June 30, 2021, December 31, 2020 and September 30, 2020 at the time it was preparing its estimate of expected credit losses as of those dates.

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

Management believes that the allowance for credit losses at September 30, 2021 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.52 billion at September 30, 2021, $1.76 billion at September 30, 2020, $1.74 billion at December 31, 2020 and $1.58 billion at June 30, 2021. As a percentage of loans outstanding, the allowance was 1.62% at each of September 30 and June 30, 2021,  1.76% at December 31, 2020 and 1.79% at September 30, 2020. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

Other Income

Other income totaled $569 million in the third quarter of 2021, up from $521 million in the year-earlier quarter and $514 million in the second quarter of 2021.  The higher level of other income in the recent quarter as compared with the year-earlier quarter resulted from higher service charges on deposit accounts, merchant discount and credit card fees, mortgage banking revenues, income from the Company’s trust and brokerage services businesses, and credit-related fees. As compared with the second quarter of 2021, the recent quarter’s improvement reflected higher mortgage banking revenues, service charges on deposit accounts, brokerage services income, credit-related fees, and lower unrealized losses on investment securities.

Mortgage banking revenues were $160 million in the recent quarter, up from $153 million in the third quarter of 2020 and $133 million in the second 2021 quarter.  Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $110 million in the third quarter of 2021, $119 million in the corresponding quarter of 2020 and $98 million in 2021’s second quarter. As compared with the third quarter of 2020, the lower residential mortgage banking revenues in the recent quarter resulted largely from decreased gains associated with loans held for sale and related commitments due largely to narrower margins.  The increase from 2021’s second quarter reflected higher gains associated with loans held for sale and related commitments, reflecting wider margins.

New commitments to originate residential real estate loans to be sold were approximately $1.1 billion in the third quarter of 2021, compared with $1.2 billion in the each of the year-earlier quarter and the second quarter of 2021. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of  $49 million in the third quarter of 2021, $64 million in the corresponding period of 2020 and $40 million in the second quarter of 2021.  Beginning in late September 2021, the Company began to originate the majority of its residential real estate loans to retain in its loan portfolio rather than for sale.  That decision did not have a material impact on residential mortgage banking revenues in the third quarter of 2021.

Loans held for sale that were secured by residential real estate aggregated $279 million at September 30, 2021, $571 million at September 30, 2020 and $777 million at December 31, 2020.  Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $795 million and $751 million, respectively, at September 30, 2021, compared with $1.34 billion and $1.13 billion, respectively, at September 30, 2020 and $1.47 billion and $1.03 billion, respectively, at December 31, 2020.  Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $22 million at September 30, 2021, $59 million at September 30, 2020 and $52 million at December 31, 2020. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net increases in revenues of $10 million in the third quarter of 2021 and $15 million in the third quarter of 2020, compared with a net decrease in revenues of $9 million in the second quarter of 2021.

Revenues from servicing residential real estate loans for others were $61 million, $55 million, and $59 million during the quarters ended September 30, 2021, September 30, 2020, and June 30, 2021, respectively. Residential real estate loans serviced for others totaled $97.1 billion at each of September 30, 2021 and June 30, 2021, $94.9 billion at September 30, 2020 and $94.4 billion at December 31, 2020. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $73.2 billion, $67.0 billion, $68.1 billion and $72.6 billion at September 30, 2021, September 30, 2020, December 31, 2020 and June 30, 2021, respectively. Revenues earned for sub-servicing loans totaled $39 million during the recent quarter, $30 million in the third quarter of 2020 and $37 million in the second quarter of 2021. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group (“BLG”). Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements.

Capitalized residential mortgage servicing assets totaled $218 million at September 30, 2021 (net of a $29 million valuation allowance), $202 million at September 30, 2020 (net of a $27 million valuation allowance), $201 million at December 31, 2020 (net of a $30 million valuation allowance) and $221 million at June 30, 2021 (net of a $29 million valuation allowance).  During the second quarter of 2021, the valuation allowance for capitalized residential mortgage servicing rights was increased by $8 million. There was no similar provision in the third quarters of 2021 or 2020. The increase in the valuation allowance resulted from changes in the estimated fair value of capitalized mortgage servicing rights that reflected the impact of changes in interest rates on expected prepayments of serviced residential mortgage loans.

Commercial mortgage banking revenues totaled $50 million in the third quarter of 2021, up from $34 million in the third quarter of 2020 and $35 million in the second quarter of 2021.  Included in such amounts were revenues from loan origination and sales activities of $24 million for the quarter ended September 30, 2021, compared with $19 million in each of the quarters ended September 30, 2020 and June 30, 2021. Commercial real estate loans originated for sale to other investors were approximately $1.7 billion in the recent quarter, compared with $785 million in the third quarter of 2020 and $411 million in the second quarter of 2021. Loan servicing revenues totaled $26 million in the third quarter of 2021, compared with $15 million in the third quarter of 2020 and $16 million in the second quarter of 2021. The higher servicing revenues in the recent quarter were reflective of fees received from customers who repaid loans prior to contractual maturity. Capitalized commercial mortgage servicing assets were $131 million and $129 million at September 30, 2021 and 2020, respectively, and $133 million at December 31, 2020. Commercial real estate loans serviced for other investors totaled $23.1 billion at September 30, 2021, $21.7 billion at September 30, 2020 and $22.2 billion at December 31, 2020. Those servicing amounts included $3.9 billion at each of September 30, 2021 and September 30, 2020 and $4.0 billion at December 31, 2020 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.4 billion at September 30, 2021 and $3.3 billion at each of September 30, 2020 and December 31, 2020.  Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $993 million and $434 million, respectively, at September 30, 2021, $552 million and $216 million, respectively, at September 30, 2020 and $641 million and $364 million, respectively, at December 31, 2020. Commercial real estate loans held for sale at September 30, 2021, September 30, 2020 and December 31, 2020 were $559 million, $336 million and $278 million, respectively.

Service charges on deposit accounts were $105 million and $91 million in the third quarters of 2021 and 2020, respectively, and $99 million in the second quarter of 2021.  The increase in such service charges during the recent quarter as compared with the third quarter of 2020 was due to higher consumer and commercial service charges reflecting increased customer activity.  The higher consumer fees included increased debit card, overdraft-related and other customer transactions. The rise in service charges on deposit accounts in the recent quarter as compared with the immediately preceding quarter was largely due to higher consumer-related service charges, reflecting increased overdraft-related fees.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services.  The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust income aggregated $157 million in the third quarter of 2021, compared with $150 million in the year-earlier quarter and $163 million in the second quarter of 2021.  Revenues associated with the ICS business were approximately $94 million during the quarter ended September 30, 2021, compared with $87 million and $91 million during the quarters ended September 30, 2020 and June 30, 2021, respectively. The higher revenues in the recent quarter as compared with the previous quarters were largely attributable to increased retirement services income resulting from growth in collective fund balances. Revenues attributable to WAS totaled approximately $63 million during the quarter ended September 30, 2021, compared with $57 million and $65 million during the quarters ended September 30, 2020 and June 30, 2021, respectively.  The higher revenues in the recent quarter as compared with the year-earlier quarter were largely attributable to favorable equity market performance.  The slightly higher revenues in the second quarter of 2021 as compared with the recent quarter reflected annual tax service fees earned in the second quarter for assisting customers with their tax filings.  Trust assets under management were $152.2 billion, $123.4 billion, $149.8 billion and $135.8 billion at September 30, 2021, September 30, 2020, June 30, 2021 and December 31, 2020, respectively.  Trust assets under management include the Company’s proprietary mutual funds’ assets of $13.0 billion, $12.5 billion, $12.7 billion and $12.9 billion at September 30, 2021, September 30, 2020, June 30, 2021 and December 31, 2020, respectively.  Additional trust income from investment management activities was less than $1 million in the third quarter of 2021, compared with $6 million and $7 million in the third quarter of 2020 and the second 2021 quarter, respectively, and was predominantly comprised of fees earned from retail customer investment accounts. Approximately $10 million of revenues associated with the sale of select investment products of LPL Financial, an independent financial services broker, were reported as brokerage services income during the third quarter of 2021.  Prior to the transition of M&T’s retail brokerage and certain trust customer business to LPL Financial in mid-June 2021, those customers were provided proprietary trust products managed by the Company and revenues related thereto were reported as trust income.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities, securities brokerage fees and, since mid-June 2021, select investment products of LPL Financial, totaled $20 million in the third quarter of 2021, up from $12 million in the corresponding 2020 quarter and $10 million in the second quarter of 2021.  The recent quarter increase compared with the prior periods reflects the change in product delivery to retail brokerage and certain trust customers related to the LPL Financial relationship noted above.  Trading account and foreign exchange activity resulted in gains of $6 million, $4 million and $7 million during the quarters ended September 30, 2021, September 30, 2020 and June 30, 2021, respectively.  Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 11 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net gains on investment securities of less than $1 million in the recent quarter and $3 million in the year-earlier quarter, compared with net losses of $11 million in the second quarter of 2021.  The gains and losses represented unrealized gains and losses on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations were $120 million in the third quarter of 2021, compared with $108 million in the corresponding 2020 period and $113 million in the second quarter of 2021. The primary factor for the rise in such revenues in the recent quarter as compared with the third quarter of 2020 and 2021’s second quarter was the impact of increased customer activity, predominantly related to merchant discount and credit card fees and credit-related fees. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $36 million in the recent quarter, $27 million in the year-earlier quarter and $28 million in the second quarter of 2021. The higher level of such revenues in the recent quarter as compared with the prior quarters resulted from increased loan syndication fees. Revenues from merchant discount and credit card fees were $39 million in the third quarter of 2021, compared with $28 million in the year-earlier quarter and $36 million in the second quarter of 2021. Increased customer activity in the two most recent quarters resulted in the improvement as compared with the third quarter of 2020.  Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $11 million in the third quarter of 2021, $12 million in the third quarter of 2020 and $13 million in the second quarter of 2021. Insurance-related sales commissions and other revenues totaled $10 million in the recent quarter and $11 million in each of the quarters ended September 30, 2020 and June 30, 2021.

Other income totaled $1.59 billion and $1.54 billion during the first nine months of 2021 and 2020, respectively.  Higher trust income, service charges on deposit accounts, brokerage services income, merchant discount and credit card fees, and credit-related fees in 2021 were the predominant factors for the improvement, partially offset by lower trading account and foreign exchange gains and unrealized losses on investment securities.

Mortgage banking revenues totaled $432 million during the first nine months of 2021, compared with $426 million during the similar period in 2020. Residential mortgage banking revenues aggregated $315 million and $329 million during the nine-month periods ended September 30, 2021 and 2020, respectively. New commitments to originate residential real estate loans to be sold aggregated $3.7 billion and $3.3 billion in the initial nine months of 2021 and 2020, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $138 million and $148 million in the nine-month periods ended September 30, 2021 and 2020, respectively. Revenues from servicing residential real estate loans for others were $177 million in the first nine months of 2021 and $181 million in the corresponding 2020 period. Included in servicing revenues were sub-servicing revenues aggregating $110 million and $101 million in the first nine months of 2021 and 2020, respectively. For the nine months ended September 30, commercial mortgage banking revenues were $117 million and $98 million in 2021 and 2020, respectively. Commercial real estate loans originated for sale to other investors totaled $2.7 billion and $2.2 billion during the nine-month periods ended September 30, 2021 and 2020, respectively.

Service charges on deposit accounts aggregated $297 million during the first nine months of 2021, compared with $275 million in the year-earlier period. That increase was predominantly due to depressed levels of consumer service charges in 2020 resulting from the impact of the pandemic, reflecting waived fees and lower customer transaction activity in that year. Trust income totaled $476 million and $451 million during the first nine months of 2021 and 2020, respectively. The increase in trust income in 2021 as compared with 2020 was largely due to higher revenues from the ICS business, reflecting both sales activities and higher retirement services income from growth in collective fund balances, and in the WAS business, reflecting favorable equity market performance. Brokerage services income totaled $44 million in the first nine months of 2021, compared with $35 million in the nine-month period ended September 30, 2020. That rise reflects the impact associated with certain trust customer business that was transferred to LPL Financial.  Trading account and foreign exchange activity resulted in gains of $18 million and $33 million in the nine-months ended September 30, 2021 and 2020, respectively.  The lower gains in 2021 were predominantly due to decreased activity related to interest rate swap agreements executed on behalf of commercial customers. The Company enters into interest rate and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Net unrealized losses on investment securities totaling $23 million were recognized during the first nine months of 2021, compared with net unrealized losses of $11 million in the corresponding 2020 period.

Other revenues from operations totaled $344 million during the first nine months of 2021, compared with $328 million in the year-earlier period. Other revenues from operations include the following significant components. Letter of credit and other credit-related fees aggregated $96 million and $83 million in 2021 and 2020, respectively. That increase resulted from higher loan syndication fees.  Income from bank owned life insurance totaled $34 million in the first nine months of 2021, compared with $37 million in the corresponding 2020 period. Merchant discount and credit card fees were $101 million and $80 million in the first nine months of 2021 and 2020, respectively. Increased customer activity, predominantly related to debit card and ATM usage, led to the improvement in 2021.  Insurance-related commissions and other revenues aggregated  $35 million and $36 million in the first nine months of 2021 and 2020, respectively. M&T’s investment in BLG resulted in income of $23 million in the first nine months of 2020; there was no similar income in the first nine months of 2021.

Other Expense

Other expense totaled $899 million in the third quarter of 2021, compared with $827 million in the year-earlier quarter and $865 million in the second quarter of 2021. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $3 million in each of the two most recent quarters and $4 million in the third quarter of 2020 and merger-related expenses of $9 million in third quarter of 2021 and $4 million in the second 2021 quarter. The merger-related expenses in the recent quarter largely reflected professional and other outside services, reflecting technology-related efforts to prepare for the integration of People’s United’s systems with those of the Company, and in the second quarter of 2021 were primarily comprised of printing costs associated with the production of the joint proxy statement/prospectus distributed to the shareholders of M&T and People’s United. Exclusive of those nonoperating expenses, noninterest operating expenses were $888 million in the recent quarter, compared with $823 million in the year-earlier quarter and $859 million in the second 2021 quarter. Factors contributing to the increased noninterest operating expenses in the recent quarter as compared with the third quarter of 2020 were higher costs for salaries and employee benefits, outside data processing and software, and professional services. When compared with the second quarter of 2021, the rise in noninterest operating expenses in the recent quarter resulted from increased costs for salaries and employee benefits.  Table 2 provides a reconciliation of other expense to noninterest operating expense.

Other expense for the first nine months of 2021 totaled $2.68 billion, compared with $2.54 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $8 million and $12 million in the nine-month periods ended September 30, 2021 and 2020, respectively, and merger-related expenses of $23 million during the first nine months of 2021. Exclusive of those nonoperating expenses, noninterest operating expenses for the first nine months of 2021 were $2.65 billion, compared with $2.53 billion in the similar 2020 period. The increase in noninterest operating expenses in the 2021 period was largely attributable higher costs for salaries and employee benefits, outside data processing and software, professional services and charitable contributions.  Partially offsetting those factors was a $1 million decrease of the valuation allowance for capitalized residential mortgage servicing rights that was recorded in the first nine months of 2021, compared with an addition to that valuation allowance of $20 million in the similar 2020 period.

Salaries and employee benefits expense totaled $510 million in the third quarter of 2021, compared with $479 million in each of the year-earlier quarter and the second quarter of 2021. The increased expenses in the recent quarter were predominantly the result of higher incentive compensation, including commissions. During the first nine months of 2021 and 2020, salaries and employee benefits expense aggregated $1.53 billion and $1.47 billion, respectively. The higher expense level in 2021 reflects increased costs for incentive compensation including commissions, and stock-based compensation. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. Salaries and employee benefits expense included stock-based compensation of $12 million in each of the three-month periods ended September 30, 2021 and 2020, $13 million in the three-month period ended June 30, 2021, and $74 million and $69 million during the nine-month periods ended September 30, 2021 and September 30, 2020, respectively. The number of full-time equivalent employees was 17,103 at September 30, 2021, compared with 16,980, and 16,978 at September 30, 2020 and June 30, 2021, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $377 million in the quarter ended September 30, 2021, $344 million in the quarter ended September 30, 2020 and $380 million in the second quarter of 2021. On that same basis, such expenses were $1.12 billion and $1.05 billion in the nine-month periods ended September 30, 2021 and 2020, respectively. The increase in nonpersonnel operating expenses in the recent quarter as compared with the third quarter of 2020 resulted largely from higher costs for professional services, outside data processing and software. The rise in nonpersonnel operating expenses in the first nine months of 2021 as compared with the same period in 2020 was largely the result of increased costs for professional services, outside data processing and software, and charitable contributions offset, in part, by the impact of a $1 million reduction of the valuation allowance for capitalized servicing rights in 2021 contrasted with an addition to that valuation allowance in the 2020 period of $20 million.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues.  The Company’s efficiency ratio was 57.7% during the recent quarter, compared with 56.2% and 58.4% in the third quarter of 2020 and second quarter of 2021, respectively. The efficiency ratios for the nine-month periods ended September 30, 2021 and 2020 were 58.8% and 57.0%, respectively.The calculation of the efficiency ratio is presented in table 2.

Income Taxes

The provision for income taxes was $162 million in the third quarter of 2021, compared with $115 million in the year-earlier quarter and $148 million in the second quarter of 2021. For the nine-month periods ended September 30, 2021 and 2020, the provisions for income taxes were $454 million and $267 million, respectively The effective tax rates were 24.6%, 23.6% and 24.4% for the quarters ended September 30, 2021, September 30, 2020 and June 30, 2021, respectively, and 24.5% and 23.2% for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Capital

Shareholders’ equity was $17.5 billion at September 30, 2021, representing 11.54% of total assets, compared with $16.1 billion or 11.61% a year earlier and $16.2 billion or 11.35% at December 31, 2020.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.75 billion at September 30, 2021 and $1.25 billion at each of September 30, 2020 and December 31, 2020.  On August 17, 2021, M&T issued 50,000 shares of Series I Perpetual Fixed-Rate Reset Non-cumulative Preferred stock, par value $1.00 and liquidation preference of $10,000 per share.  Through August 31, 2026 holders of the Series I preferred stock are entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of 3.5%, payable semiannually in arrears.  Subsequent to August 31, 2026 holders will be entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of the five-year U.S. Treasury Rate plus 2.679%, payable semiannually in arrears.  The Series I preferred stock may be redeemed at M&T’s option, in whole or in part, on any dividend payment date on or after September 1, 2026 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event whereby the full liquidation value of the shares no longer qualifies as “additional Tier 1 capital”.

Common shareholders’ equity was $15.8 billion or $122.60 per share, at September 30, 2021, compared with $14.9 billion or $115.75 per share, a year earlier and $14.9 billion or $116.39 per share at December 31, 2020.  Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $86.88 at the end of the recent quarter, compared with $79.85 at September 30, 2020 and $80.52 at December 31, 2020. The Company’s ratio of tangible common equity to tangible assets was 7.59% at September 30, 2021, compared with 7.64% a year earlier and 7.49% at December 31, 2020.  Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans.  Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $105 million or $.81 per common share, at September 30, 2021, $152 million, or $1.18 per common share, at September 30, 2020 and $145 million, or $1.13 per common share, at December 31, 2020.  Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities.  Information about unrealized gains and losses as of September 30, 2021 and December 31, 2020 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at September 30, 2021 were pre-tax effect unrealized gains of $151 million on securities with an amortized cost of $3.4 billion and pre-tax effect unrealized losses of $7 million on securities with an amortized cost of $100 million.  Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 13 of Notes to Financial Statements.

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

As of September 30, 2021, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of September 30, 2021, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term.  The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at September 30, 2021 and December 31, 2020 as the substantial majority of such investment securities were obligations backed by the U.S. government or its agencies.  The Company assessed the potential for expected credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels.  In total, at September 30, 2021 and December 31, 2020, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $65 million and $77 million, respectively, and a fair value of $62 million and $70 million, respectively.  At September 30, 2021, 82% of the mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of September 30, 2021, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities.  Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $436 million, or $3.38 per common share, at September 30, 2021, $315 million or $2.46 per common share, at September 30, 2020 and $481 million or $3.75 per common share, at December 31, 2020.

On January 20, 2021, M&T’s Board of Directors authorized a stock repurchase plan to repurchase up to $800 million of shares of M&T’s common stock during the twelve-month period from January 1, 2021 to December 31, 2021 subject to all applicable regulatory limitations.  There were no repurchases pursuant to that repurchase plan during the first nine months of 2021, and M&T does not expect any repurchases while the acquisition of People’s United is pending. Pursuant to previously approved capital plans and authorizations by M&T’s Board of Directors, M&T repurchased 2,577,000 shares of its common stock for $374 million in the first quarter of 2020.  There were no repurchases of M&T common stock in either of the second or third quarters of 2020.

Cash dividends declared on M&T’s common stock totaled $143 million in each of the two most recent quarters, compared with $142 million in the third quarter of 2020.  Cash dividends declared on preferred stock aggregated $17 million in each of the third and second quarters of 2021 and in the third quarter of 2020.

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

The federal bank regulatory agencies have issued rules that allow banks and bank holding companies to phase-in the impact of adopting the expected credit loss accounting model on regulatory capital. Those rules allow banks and bank holding companies to delay for two years the day one impact on retained earnings of adopting the expected loss accounting standard and 25% of the cumulative change in the reported allowance for credit losses subsequent to the initial adoption, followed by a three-year transition period. M&T and its subsidiary banks adopted these rules and the impact is reflected in the regulatory capital ratios presented herein.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of September 30, 2021 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2021

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	11.15%	11.78%	34.43%
Tier 1 capital	12.83%	11.78%	34.43%
Total capital	15.06%	13.52%	34.50%
Tier 1 leverage	8.91%	8.18%	6.27%

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

The Business Banking segment contributed net income of $72 million during the quarter ended September 30, 2021, compared with $36 million in the year-earlier quarter and $42 million in the second quarter of 2021. As compared with the third quarter of 2020, a $42 million increase in net interest income resulting from a 278 basis point widening of the net interest margin on loans and higher average outstanding deposit balances of $2.6 billion were partially offset by a 33 basis point narrowing of the net interest margin on deposits and a $1.4 billion decline in average outstanding loan balances. The recent quarter’s higher net income as compared with 2021’s second quarter reflected a $34 million increase in net interest income resulting from a 200 basis point widening of the net interest margin on loans, partially offset by lower average outstanding loan balances of $929 million. The wider net interest margin on loans and the decline in outstanding loan balances in the recent quarter as compared with the prior quarters resulted from payoffs of PPP loans, and the related recognition of previously deferred fees associated with those payoffs.  Net income earned by the Business Banking segment totaled $160 million during the first nine months of 2021, compared with $106 million in the year-earlier period.  That 51% increase was attributable to a $62 million rise in net interest income, a $13 million decrease in the provision for credit losses, and higher merchant discount and credit card fees of $9 million offset, in part, by higher personnel-related costs of $9 million due largely to increased incentive compensation. The improvement in net interest income reflected a 145 basis point widening of the net interest margin on loans (due predominantly to fees from PPP loan payoffs) and higher average outstanding deposit balances of $3.5 billion, partially offset by a 68 basis point narrowing of the net interest margin on deposits.

Net income of the Commercial Banking segment was $144 million in the recent quarter, compared with $131 million in 2020’s third quarter and $111 million in the second quarter of 2021.  The 10% increase in the third quarter of 2021 as compared with the year-earlier quarter reflected an $11 million increase in letter of credit and other credit-

related fees (largely loan syndication fees), a $5 million increase in net interest income and higher merchant discount and credit card fees of $4 million. The higher net interest income resulted from a 31 basis point widening of the net interest margin on loans and higher average outstanding deposit balances of $3.1 billion, partially offset by a decline in average outstanding loan balances of $2.6 billion and a 25 basis point narrowing of the net interest margin on deposits,  Partially offsetting those favorable factors was a $5 million decline in gains on the sale of previously leased equipment. The 30% rise in net income in the recent quarter as compared with the second quarter of 2021 was largely due to a $34 million decrease in the provision for credit losses and an $8 million increase in letter of credit and other credit-related fees (largely loan syndication fees). Year-to-date net income for the Commercial Banking segment totaled $378 million in 2021, compared with $386 million in 2020. The main factors contributing to that decrease were a $19 million increase in the provision for credit losses, primarily due to higher net charge-offs and lower net interest income of $11 million.  The decline in net interest income reflected a 67 basis point narrowing of the net interest margin on deposits and lower average outstanding loan balances of $1.3 billion, partially offset by the impact of a $6.8 billion increase in average deposit balances and an 18 basis point widening of the net interest margin on loans.  Partially offsetting those unfavorable factors were a $17 million increase in letter of credit and other credit-related fees (largely loan syndication fees) and an $11 million increase in merchant discount and credit card fees.

The Commercial Real Estate segment recorded net income of $85 million in the third quarter of 2021, compared with $87 million in each of the year-earlier period and the second quarter of 2021. As compared with the third quarter of 2020,  an $11 million increase in the provision for credit losses, due to higher net charge-offs, and a $7 million increase in expenses associated with servicing loans, were predominantly offset by higher mortgage banking revenues of $16 million, due  to increased origination activities and higher servicing income. The slight decline in net income in the third quarter of 2021 as compared with the immediately preceding quarter was largely attributable to a $15 million increase in the provision for credit losses, due to higher net charge-offs,  a $7 million increase in expenses associated with servicing loans, and higher personnel-related costs of $6 million that reflected higher incentive compensation, offset by higher mortgage banking revenues of $17 million and a $10 million rise in net interest income, reflecting a 12 basis point widening of the net interest margin on loans. The rise in mortgage banking revenues reflects increases in origination and servicing income.  Net income for the Commercial Real Estate segment totaled $243 million during the first three quarters of 2021, compared with $312 million in the similar 2020 period. That 22% year-over-year decline resulted from a $39 million increase in the provision for credit losses, due to higher net charge-offs, a $30 million decrease in net interest income that reflected narrowing of the net interest margin on deposits and loans of 69 basis points and 8 basis points, respectively, lower trading account and foreign exchange gains of $12 million resulting from reduced activity related to interest rate swap agreements executed on behalf of commercial customers, and higher costs for salaries and employee benefits of $7 million due to increased incentive compensation. Partially offsetting those unfavorable factors was a $17 million rise in mortgage banking revenues that reflected increases in origination and servicing income.

Net income earned by the Discretionary Portfolio segment aggregated $75 million during the three-month period ended September 30, 2021, compared with $97 million in the year-earlier period and $79 million in the second quarter of 2021. The decline in the recent quarter’s results as compared with the third quarter of 2020 was driven by a $21 million decrease in net interest income, reflecting lower loan and investment securities balances, a 56 basis point narrowing of the net interest margin on loans, and lower valuation gains associated with marketable equity securities of $2 million. The lower net income in 2021’s third quarter as compared with the immediately preceding quarter resulted from lower net interest income of $12 million, also reflecting lower loan and investment securities balances, a 22 basis point narrowing of the net interest margin on loans, partially offset by an $11 million improvement in the valuation of marketable equity securities. For the first nine months, net income for this segment totaled $244 million in 2021 and $219 million in 2020. The main favorable factor contributing to that improvement was a $52 million increase in net interest income, reflecting a widening of the net interest margin on deposits and loans of 38 basis points and 30 basis points, respectively, partially offset by lower average outstanding loan balances of $930 million. Reducing the favorable impact of the higher net interest income were increased valuation losses associated with marketable equity securities of $12 million and additional centrally-allocated costs associated with data processing, risk management and other support services provided to the Discretionary Portfolio segment of $6 million.

Net income recorded by the Residential Mortgage Banking segment aggregated $46 million during the three-month period ended September 30, 2021, compared with $45 million in the year-earlier period and $30 million in the second quarter of 2021. The slight improvement in the recent quarter as compared with the similar 2020 period was predominantly attributable to a $9 million decrease in servicing-related costs (including intersegment costs and changes to the valuation allowance for capitalized residential mortgage servicing rights) and higher revenues of $7 million associated with servicing residential real estate loans. Almost entirely offsetting those favorable factors were lower revenues associated with mortgage origination and sales activities (including intersegment revenues) of $15 million. As compared with the second quarter of 2021, the recent quarter improvement was attributable to a $10 million increase in revenues associated with mortgage origination and sales activities (including intersegment revenues) and lower servicing-related costs (including intersegment costs and changes to the valuation allowance for capitalized residential mortgage servicing rights) of $9 million. Year-to-date net income for this segment totaled $126 million in 2021 and $107 million in 2020. Contributing to that year-over-year increase were a $38 million increase in net interest income, reflecting higher outstanding loan balances of $1.8 billion and a 13 basis point widening of the net interest margin on deposits, and a $30 million decrease in servicing-related costs (including intersegment costs and changes to the valuation allowance for capitalized residential mortgage servicing rights). Those favorable factors were partially offset by a $23 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment, higher personnel-related costs of $11 million, and lower revenues of $10 million associated with mortgage origination and sales activities (including intersegment revenues).

Net income for the Retail Banking segment totaled $88 million in the recent quarter, compared with $85 million in the third quarter of 2020 and $89 million in the second quarter of 2021. The increase from the third quarter of 2020 was largely attributable to a $13 million decline in the provision for credit losses, an $8 million decrease in personnel-related costs, and higher service charges on deposit accounts of $8 million. Those favorable factors were offset, in part, by a $25 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Banking segment. Net income in the recent quarter as compared with the second quarter of 2021 declined slightly, driven by a $15 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Banking segment, largely offset by a $6 million decrease in personnel-related costs and a $5 million increase in service charges on deposit accounts. The Retail Banking segment recorded net income of $263 million and $282 million in the first nine months of 2021 and 2020, respectively. That decrease was predominantly due to a $76 million decline in net interest income, reflecting a 57 basis point narrowing of the net interest margin on deposits, partially offset by higher average outstanding deposit and loan balances of $5.4 billion and $1.5 billion, respectively, and a $47 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Banking segment. Those unfavorable factors were offset, in part, by a $42 million decrease in the provision for credit losses, due to lower net charge-offs, lower personnel-related costs of $26 million, a $15 million increase in service charges on deposit accounts, a $6 million rise in merchant discount and credit card fees, and a $6 million reduction in outside data processing and software expenses.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributions from BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses of $14 million in the third quarter of 2021 and $110 million in the third 2020 quarter, compared with net income of $21 million in the second quarter of 2021.  The lower net loss in the recent quarter as compared with the third quarter of 2020 resulted from a decrease in the provision for credit losses of $162 million and higher trust and brokerage services income of $16 million, partially offset by a $33 million increase in personnel-related costs (reflecting higher incentive compensation) and higher professional services costs of $31 million. The net loss in the recent quarter as compared with the second 2021 quarter’s net income reflected higher personnel-related costs of $32 million (reflecting higher incentive compensation) and an increase in the provision for credit losses of $18 million. Offsetting those factors was the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. The “All Other” category had net losses of $12 million and $530 million for the nine-month periods ended September 30, 2021 and 2020, respectively. The primary factor contributing to the decreased net loss in the 2021 period was a lower provision for credit losses of $785 million. That favorable factor was partially offset by higher professional services costs of $65 million, higher personnel-related costs of $57 million and increased outside data processing and software costs of $26 million.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 16 of Notes to Financial Statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statement that does not describe historical or current facts is a forward-looking statement, including statements that are based on current expectations, estimates and projections about the Company’s business, and management’s beliefs and assumptions.

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

Statements regarding the Company’s expectations or predictions regarding the proposed transaction between M&T and People’s United also are forward-looking statements, including statements regarding the expected timing, completion and effects of the proposed transaction as well as M&T’s and People’s United’s expected financial results, prospects, targets, goals and outlook.  M&T provides further detail regarding the risks and uncertainties related to the proposed transaction in its public filings, including in the “Risk Factors” section of this quarterly report.

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

Future factors include risks, predictions and uncertainties relating to: the proposed transaction between M&T and People’s United, including the factors that are described in the “Risk Factors” section of this quarterly report; the impact of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation and regulations affecting the financial services industry, and/or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
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

M&T provides further detail regarding these risks, uncertainties and other factors elsewhere in this quarterly report and in other public filings, including the risk factors described in Form 10-K for the year ended December 31, 2020 and this quarterly report.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty, and does not undertake, to update forward-looking statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2021 Quarters			2020 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$996,649	974,090	1,020,695	1,042,862	1,005,180	1,036,476	1,125,482
Interest expense	25,696	28,018	35,567	49,610	58,066	75,105	143,614
Net interest income	970,953	946,072	985,128	993,252	947,114	961,371	981,868
Less: provision for credit losses	(20,000)	(15,000)	(25,000)	75,000	150,000	325,000	250,000
Other income	569,126	513,633	505,598	551,250	520,561	487,273	529,360
Less: other expense	899,334	865,345	919,444	845,008	826,774	807,042	906,416
Income before income taxes	660,745	609,360	596,282	624,494	490,901	316,602	354,812
Applicable income taxes	161,582	147,559	145,300	149,382	114,746	71,314	80,927
Taxable-equivalent adjustment	3,703	3,732	3,733	3,972	4,019	4,234	5,063
Net income	$495,460	458,069	447,249	471,140	372,136	241,054	268,822
Net income available to common shareholders-diluted	$475,961	438,759	428,093	451,869	353,400	223,099	250,701
Per common share data
Basic earnings	$3.70	3.41	3.33	3.52	2.75	1.74	1.93
Diluted earnings	3.69	3.41	3.33	3.52	2.75	1.74	1.93
Cash dividends	$1.10	1.10	1.10	1.10	1.10	1.10	1.10
Average common shares outstanding
Basic	128,689	128,671	128,537	128,303	128,285	128,275	129,696
Diluted	128,844	128,842	128,669	128,379	128,355	128,333	129,755
Performance ratios, annualized
Return on
Average assets	1.28%	1.22%	1.22%	1.30%	1.06%	.71%	.90%
Average common shareholders’ equity	12.16%	11.55%	11.57%	12.07%	9.53%	6.13%	7.00%
Net interest margin on average earning assets (taxable-equivalent basis)	2.74%	2.77%	2.97%	3.00%	2.95%	3.13%	3.65%
Nonaccrual loans to total loans and leases, net of unearned discount	2.40%	2.31%	1.97%	1.92%	1.26%	1.18%	1.13%
Net operating (tangible) results (a)
Net operating income (in thousands)	$504,030	462,959	457,372	473,453	375,029	243,958	271,705
Diluted net operating income per common share	$3.76	3.45	3.41	3.54	2.77	1.76	1.95
Annualized return on
Average tangible assets	1.34%	1.27%	1.29%	1.35%	1.10%	.74%	.94%
Average tangible common shareholders’ equity	17.54%	16.68%	17.05%	17.53%	13.94%	9.04%	10.39%
Efficiency ratio (b)	57.7%	58.4%	60.3%	54.6%	56.2%	55.7%	58.9%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$154,037	150,641	148,157	144,563	140,181	136,446	120,585
Total tangible assets (c)	149,439	146,041	143,554	139,958	135,574	131,836	115,972
Earning assets	140,420	136,951	134,355	131,916	127,689	123,492	108,226
Investment securities	6,019	6,211	6,605	7,195	7,876	8,500	9,102
Loans and leases, net of unearned discount	95,314	98,610	99,356	98,666	98,210	97,797	91,706
Deposits	131,255	128,413	125,733	120,976	116,306	111,795	96,166
Common shareholders’ equity (c)	15,614	15,321	15,077	14,963	14,823	14,703	14,470
Tangible common shareholders’ equity (c)	11,016	10,721	10,474	10,358	10,216	10,093	9,857
At end of quarter
Total assets (c)	$151,901	150,623	150,481	142,601	138,627	139,537	124,578
Total tangible assets (c)	147,304	146,023	145,879	137,998	134,021	134,928	119,966
Earning assets	138,257	137,171	137,367	129,295	126,418	127,149	112,046
Investment securities	6,448	6,143	6,611	7,046	7,723	8,454	8,957
Loans and leases, net of unearned discount	93,583	97,113	99,299	98,536	98,447	97,758	94,142
Deposits	128,701	128,269	128,476	119,806	115,163	114,968	100,183
Common shareholders’ equity (c)	15,779	15,470	15,197	14,937	14,851	14,695	14,566
Tangible common shareholders’ equity (c)	11,182	10,870	10,595	10,334	10,245	10,086	9,954
Equity per common share	122.60	120.22	118.12	116.39	115.75	114.54	113.54
Tangible equity per common share	86.88	84.47	82.35	80.52	79.85	78.62	77.60
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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2021			2020 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$495,460	$458,069	447,249	471,140	372,136	241,054	268,822
Amortization of core deposit and other intangible assets (a)	2,028	2,023	2,034	2,313	2,893	2,904	2,883
Merger-related expenses (a)	6,542	2,867	8,089	—	—	—	—
Net operating income	$504,030	$462,959	457,372	473,453	375,029	243,958	271,705
Earnings per common share
Diluted earnings per common share	$3.69	$3.41	3.33	3.52	2.75	1.74	1.93
Amortization of core deposit and other intangible assets (a)	.02	.02	.02	.02	.02	.02	.02
Merger-related expenses (a)	.05	.02	.06	—	—	—	—
Diluted net operating earnings per common share	$3.76	$3.45	3.41	3.54	2.77	1.76	1.95
Other expense
Other expense	$899,334	$865,345	919,444	845,008	826,774	807,042	906,416
Amortization of core deposit and other intangible assets	(2,738)	(2,737)	(2,738)	(3,129)	(3,914)	(3,913)	(3,913)
Merger-related expenses	(8,826)	(3,893)	(9,951)	—	—	—	—
Noninterest operating expense	$887,770	$858,715	906,755	841,879	822,860	803,129	902,503
Merger-related expenses
Salaries and employee benefits	$60	$4	—	—	—	—	—
Equipment and net occupancy	1	—	—	—	—	—	—
Outside data processing and software	625	244	—	—	—	—	—
Advertising and marketing	505	24	—	—	—	—	—
Printing, postage and supplies	730	2,049	—	—	—	—	—
Other costs of operations	6,905	1,572	9,951	—	—	—	—
Other expense	$8,826	$3,893	9,951	—	—	—	—
Efficiency ratio
Noninterest operating expense (numerator)	$887,770	$858,715	906,755	841,879	822,860	803,129	902,503
Taxable-equivalent net interest income	$970,953	$946,072	985,128	993,252	947,114	961,371	981,868
Other income	569,126	513,633	505,598	551,250	520,561	487,273	529,360
Less: Gain (loss) on bank investment securities	291	(10,655)	(12,282)	1,619	2,773	6,969	(20,782)
Denominator	$1,539,788	$1,470,360	1,503,008	1,542,883	1,464,902	1,441,675	1,532,010
Efficiency ratio	57.7%	58.4%	60.3%	54.6%	56.2%	55.7%	58.9%
Balance sheet data (in millions)
Average assets
Average assets	$154,037	$150,641	148,157	144,563	140,181	136,446	120,585
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(7)	(10)	(13)	(16)	(19)	(23)	(27)
Deferred taxes	2	3	3	4	5	6	7
Average tangible assets	$149,439	$146,041	143,554	139,958	135,574	131,836	115,972
Average common equity
Average total equity	$17,109	$16,571	16,327	16,213	16,073	15,953	15,720
Preferred stock	(1,495)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)
Average common equity	15,614	15,321	15,077	14,963	14,823	14,703	14,470
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(7)	(10)	(13)	(16)	(19)	(23)	(27)
Deferred taxes	2	3	3	4	5	6	7
Average tangible common equity	$11,016	$10,721	10,474	10,358	10,216	10,093	9,857
At end of quarter
Total assets
Total assets	$151,901	$150,623	150,481	142,601	138,627	139,537	124,578
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(6)	(9)	(12)	(14)	(17)	(21)	(25)
Deferred taxes	2	2	3	4	4	5	6
Total tangible assets	$147,304	$146,023	145,879	137,998	134,021	134,928	119,966
Total common equity
Total equity	$17,529	$16,720	16,447	16,187	16,101	15,945	15,816
Preferred stock	(1,750)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)
Common equity	15,779	15,470	15,197	14,937	14,851	14,695	14,566
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(6)	(9)	(12)	(14)	(17)	(21)	(25)
Deferred taxes	2	2	3	4	4	5	6
Total tangible common equity	$11,182	$10,870	10,595	10,334	10,245	10,086	9,954
(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2021 Third Quarter			2021 Second Quarter			2021 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$23,730	$236,820	3.96%	27,055	219,686	3.26%	27,723	240,961	3.53%
Real estate – commercial	37,547	371,150	3.87	37,419	371,050	3.92	37,609	391,094	4.16
Real estate – consumer	16,379	146,898	3.59	17,022	150,704	3.54	17,404	154,219	3.54
Consumer	17,658	193,256	4.34	17,114	189,254	4.44	16,620	190,038	4.64
Total loans and leases, net	95,314	948,124	3.95	98,610	930,694	3.79	99,356	976,312	3.99
Interest-bearing deposits at banks	39,036	14,922	.15	32,081	8,711	.11	27,666	6,874	.10
Federal funds sold and agreements to resell securities	—	—	—	—	—	—	678	202	.12
Trading account	51	345	2.71	49	216	1.76	50	178	1.44
Investment securities (b)
U.S. Treasury and federal agencies	5,352	30,362	2.25	5,525	31,621	2.30	5,920	34,094	2.34
Obligations of states and political subdivisions	—	3	6.44	1	10	5.77	1	14	5.66
Other	667	2,893	1.72	685	2,838	1.66	684	3,021	1.79
Total investment securities	6,019	33,258	2.19	6,211	34,469	2.23	6,605	37,129	2.28
Total earning assets	140,420	996,649	2.82	136,951	974,090	2.85	134,355	1,020,695	3.08
Allowance for credit losses	(1,577)			(1,642)			(1,744)
Cash and due from banks	1,480			1,409			1,408
Other assets	13,714			13,923			14,138
Total assets	$154,037			150,641			148,157
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$70,976	7,000	.04	71,561	8,052	.05	70,458	11,504	.07
Time deposits	3,061	3,573	.46	3,358	5,085	.61	3,732	7,010	.76
Deposits at Cayman Islands office	—	—	—	50	15	.12	683	185	.11
Total interest-bearing deposits	74,037	10,573	.06	74,969	13,152	.07	74,873	18,699	.10
Short-term borrowings	91	2	.01	61	2	.01	62	2	.01
Long-term borrowings	3,431	15,121	1.75	3,429	14,864	1.74	3,851	16,866	1.78
Total interest-bearing liabilities	77,559	25,696	.14	78,459	28,018	.14	78,786	35,567	.18
Noninterest-bearing deposits	57,218			53,444			50,860
Other liabilities	2,151			2,167			2,184
Total liabilities	136,928			134,070			131,830
Shareholders’ equity	17,109			16,571			16,327
Total liabilities and shareholders’ equity	$154,037			150,641			148,157
Net interest spread			2.68			2.71			2.90
Contribution of interest-free funds			.06			.06			.07
Net interest income/margin on earning assets		$970,953	2.74%		946,072	2.77%		985,128	2.97%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2020 Fourth Quarter			2020 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	27,713	247,847	3.56%	$28,333	$217,171	3.05%
Real estate – commercial	37,707	400,176	4.15	37,243	398,619	4.19
Real estate – consumer	16,761	149,218	3.56	16,558	152,594	3.69
Consumer	16,485	197,992	4.78	16,076	192,223	4.76
Total loans and leases, net	98,666	995,233	4.01	98,210	960,607	3.89
Interest-bearing deposits at banks	22,206	5,648	.10	16,440	4,163	.10
Federal funds sold and agreements to resell securities	3,799	1,101	.12	5,113	1,615	.13
Trading account	50	243	1.97	50	201	1.62
Investment securities (b)
U.S. Treasury and federal agencies	6,497	37,768	2.31	7,177	37,157	2.06
Obligations of states and political subdivisions	2	24	5.25	2	23	4.51
Other	696	2,845	1.63	697	1,414	.81
Total investment securities	7,195	40,637	2.25	7,876	38,594	1.95
Total earning assets	131,916	1,042,862	3.15	127,689	1,005,180	3.13
Allowance for credit losses	(1,768)			(1,649)
Cash and due from banks	1,372			1,390
Other assets	13,043			12,751
Total assets	144,563			$140,181
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	69,133	19,841	.11	$65,848	22,403	.14
Time deposits	4,113	10,006	.97	4,715	14,519	1.22
Deposits at Cayman Islands office	826	233	.11	957	241	.10
Total interest-bearing deposits	74,072	30,080	.16	71,520	37,163	.21
Short-term borrowings	64	2	.01	62	1	.01
Long-term borrowings	5,294	19,528	1.47	5,499	20,902	1.51
Total interest-bearing liabilities	79,430	49,610	.25	77,081	58,066	.30
Noninterest-bearing deposits	46,904			44,786
Other liabilities	2,016			2,241
Total liabilities	128,350			124,108
Shareholders’ equity	16,213			16,073
Total liabilities and shareholders’ equity	144,563			$140,181
Net interest spread			2.90			2.83
Contribution of interest-free funds			.10			.12
Net interest income/margin on earning assets		993,252	3.00%		$947,114	2.95%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

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

M&T and People’s United have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ abilities to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on M&T during this transition period and for an undetermined period after completion of the merger.

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

The Coronavirus Disease 2019 (“COVID-19”) pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of M&T and People’s United. If the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and the financial results of M&T or People’s United, or the business operations of M&T or People’s United are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of M&T and People’s United may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approval, and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) may impose additional requirements on M&T or People’s United that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger.

Regulatory approval from the Federal Reserve Board may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on M&T following the merger.

Before the merger and the other transactions contemplated by the merger agreement may be completed, certain regulatory approvals must be obtained. Approvals from the New York State Department of Financial Services and the State of Connecticut Department of Banking, among other regulatory approvals, have been received but the transaction remains subject to approval from the Federal Reserve Board. That approval could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approval, including factors not known at the present time and factors that may arise in the future; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. The Federal Reserve Board has stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the Federal Reserve Board will expect the banking organization to resolve all such weaknesses before applying for such expansionary activity. The Federal Reserve Board has also stated that if issues arise during the processing of an application for expansionary activity, it will expect the applicant banking organization to withdraw its application pending resolution of any supervisory concerns.

Any Federal Reserve Board approval, if granted, may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of M&T’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that the regulator will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of M&T following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

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

Additionally, M&T has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing the joint proxy statement/prospectus for the merger, and all filing and other fees paid in connection with the merger. If the merger is not completed, M&T would have incurred these expenses without realizing the expected benefits of the merger.

M&T will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on M&T. These uncertainties may impair M&T’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with M&T to seek to change existing business relationships with M&T. In addition, subject to certain exceptions, M&T has agreed to refrain from taking certain actions that may adversely affect its ability to consummate the merger on a timely basis without People’s United’s consent. These restrictions may prevent M&T from pursuing attractive business opportunities that may arise prior to the completion of the merger.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

July 1 - July 31, 2021	—	$—	—	$800,000,000
August 1 - August 31, 2021	771	133.85	—	800,000,000
September 1 - September 30, 2021	—	—	—	800,000,000
Total	771	$133.85	—

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

(2)

On January 20, 2021, M&T's Board of Directors authorized a new stock repurchase program to repurchase up to $800 million of common shares during the twelve-month period from January 1, 2021 to December 31, 2021.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

3.1

Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation with respect to Perpetual 3.500% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series I, dated August 12, 2021.  Incorporated by reference to Exhibit 3.1 of M&T Bank Corporation’s Form 8-K dated August 17, 2021 (File No. 1-9861).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 5, 2021	By:	/s/ Darren J. King
Darren J. King
Executive Vice President and Chief Financial Officer