Form 10-K
period 2021-12-31
M&T BANK CORP
filed 2022-02-16
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2021: $18,124,066,420.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 11, 2022: 129,034,484 shares.

Documents Incorporated By Reference:

(1)	Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

Auditor Firm Id:     238Auditor Name:     PricewaterhouseCoopers LLPAuditor Location:     Buffalo, NY, United States

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2021

CROSS-REFERENCE SHEET

			Form 10-K Page
PART I
Item 1.	Business		4
Disclosure pursuant to subpart 1400 of Regulation S-K
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	69
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets and interest‑bearing liabilities	69
	C.	Rate/volume variances	26
II.	Investments in debt securities
	A.	Maturity schedule and weighted average yield	102
III.	Loan portfolio
	A.	Maturity schedule	100
IV.	Allowance for credit losses
	A.	Credit ratios	82, 83, 85, 87
		Factors driving material changes in credit ratios or related components	80-92, 140-155
	B.	Allocation of the allowance for credit losses	91, 146
V.	Deposits
	A.	Average balances and rates	69
	B. Uninsured and time deposits over $250,000		78, 103
Item 1A.	Risk Factors		27
Item 1B.	Unresolved Staff Comments		53
Item 2.	Properties		53
Item 3.	Legal Proceedings		54
Item 4.	Mine Safety Disclosures		54
	Executive Officers of the Registrant		54
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities		57
	A.	Principal market	57
	B.	Approximate number of holders at year-end	24
	C.	Frequency and amount of dividends declared	25-26, 118, 129
	D.	Restrictions on dividends	11
	E.	Securities authorized for issuance under equity compensation plans	57-59
	F.	Performance graph	58
	G.	Repurchases of common stock	59
Item 6.	Selected Financial Data		59
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		59
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		120
Item 8.	Financial Statements and Supplementary Data		120
	A.	Report on Internal Control Over Financial Reporting	121
	B.	Report of Independent Registered Public Accounting Firm	122
	C.	Consolidated Balance Sheet — December 31, 2021 and 2020	125

PART I

Item 1.	Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company (“BHC”) under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of M&T are located at One M&T Plaza, Buffalo, New York 14203. M&T was incorporated in November 1969. M&T and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2021 the Company had consolidated total assets of $155.1 billion, deposits of $131.5 billion and shareholders’ equity of $17.9 billion. The Company had 17,115 full-time and 454 part-time employees as of December 31, 2021.

At December 31, 2021, M&T had two wholly owned bank subsidiaries: Manufacturers and Traders Trust Company (“M&T Bank”) and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2021, M&T Bank represented 99% of consolidated assets of the Company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2021, M&T Bank had 688 domestic banking offices located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and the District of Columbia and a full-service commercial banking office in Ontario, Canada. As of December 31, 2021, M&T Bank had consolidated total assets of $154.7 billion, deposits of $133.7 billion and shareholder’s equity of $16.8 billion. The deposit liabilities of M&T Bank are insured by the FDIC through its Deposit Insurance Fund (“DIF”). As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia, and Washington, D.C., and on small and medium-size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of

Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust, N.A. offers various trust and wealth management services. As of December 31, 2021, Wilmington Trust, N.A. had total assets of $12.0 billion, deposits of $11.1 billion and shareholder’s equity of $779 million.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2021, Wilmington Trust Company had total assets of $1.2 billion and shareholder’s equity of $678 million. Revenues of Wilmington Trust Company were $135 million in 2021. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Insurance Agency, Inc. (“M&T Insurance Agency”), a wholly owned insurance agency subsidiary of M&T Bank, was incorporated as a New York corporation in March 1955. M&T Insurance Agency provides insurance agency services principally to the commercial market. As of December 31, 2021, M&T Insurance Agency had assets of $41 million and shareholder’s equity of $26 million. M&T Insurance Agency recorded revenues of $37 million during 2021. The headquarters of M&T Insurance Agency are located at 285 Delaware Avenue, Buffalo, New York 14202.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2021, M&T Realty Capital serviced or sub-serviced $23.7 billion of commercial mortgage loans for non-affiliates and had assets of $944 million and shareholder’s equity of $179 million. M&T Realty Capital recorded revenues of $187 million in 2021. The headquarters of M&T Realty Capital are located at One Light Street, Baltimore, Maryland 21202.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T Bank that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934. It provides institutional brokerage and securities services. As of December 31, 2021, M&T Securities had assets of $48 million and shareholder’s equity of $46 million. M&T Securities recorded $50 million of revenue during 2021. The headquarters of M&T Securities are located at One Light Street, Baltimore, Maryland 21202.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2021, WT Investment Advisors had assets of $57 million and shareholder’s equity of $50 million. WT Investment Advisors recorded revenues of $42 million in 2021. The headquarters of WT Investment Advisors are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Funds Management Corporation (“Wilmington Funds Management”) is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as an investment advisor to the Wilmington Funds. Wilmington Funds Management had assets and shareholder’s equity of $23 million as of December 31, 2021. Wilmington Funds Management recorded revenues of $11 million in 2021. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and provides investment management services to clients, including certain private funds. As of December 31, 2021, WTIM has assets and shareholder’s equity of $8 million. WTIM recorded revenues of $2 million in 2021. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2021.

Segment Information, Principal Products/Services and Foreign Operations

Information about the Registrant’s business segments is included in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and is further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Registrant’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. The Company’s international activities are discussed in note 18 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

The only activity that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years was interest on loans and, in 2021, trust income. The amount of income from such sources during those years is recorded in various business segments and is set forth in the Company’s Consolidated Statement of Income and Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Overview

M&T is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) as a financial holding company and BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination, reporting, capital and other requirements of the BHCA and the regulations of the Federal Reserve. In addition, M&T’s banking subsidiaries are subject to regulation, supervision and examination by, as applicable, the New York State Department of Financial Services (“NYSDFS”), the Office of the Comptroller of the Currency (“OCC”), the FDIC and the Federal Reserve, and their consumer financial products and services are regulated by the Consumer Financial Protection Bureau (“CFPB”). Further, financial services entities such as M&T’s investment advisor subsidiaries and M&T’s broker-dealer are subject to regulation by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”), among others. Other non-bank affiliates and activities, particularly insurance brokerage and agency activities, are subject to other federal and state laws and regulations as well as licensing and regulation by state insurance and bank regulatory agencies. Although the scope of regulation and the form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity as well as regulations requiring, among other things, maintenance of capital, record keeping, and reporting.

M&T Bank is a New York chartered bank and a member of the Federal Reserve. As a result, it is subject to extensive regulation, examination and oversight by the NYSDFS and the Federal Reserve Bank of New York. New York laws and regulations govern many aspects of M&T Bank’s operations, including branching, dividends, subsidiary activities, fiduciary activities, lending, and deposit taking. M&T Bank is also subject to Federal Reserve regulations and guidance, including with respect to capital levels. Its deposits are insured by the FDIC, subject to certain limitations, which also exercises regulatory oversight over certain aspects of M&T Bank’s operations. Certain subsidiaries of M&T Bank are subject to regulation by other federal and state regulators as well. For example, M&T Securities is regulated by the SEC, FINRA, SIPC, and state securities regulators, and WT Investment Advisors is also subject to SEC regulation.

Wilmington Trust, N.A. is a national bank with operations that include fiduciary and related activities with limited lending and deposit business. It is subject to extensive regulation, examination and oversight by the OCC which governs many aspects of its operations, including fiduciary activities, capital levels, office locations, dividends and subsidiary activities. Its deposits are insured by the FDIC, subject to certain limitations, which also exercises regulatory oversight over certain aspects of the operations of Wilmington Trust, N.A.

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

M&T elected to become a financial holding company on March 1, 2011. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” The failure to meet such requirements could result in material restrictions on the activities of M&T and may also adversely affect M&T’s ability to enter into certain transactions, including acquisitions, or obtain necessary approvals in connection with those transactions, as well as loss of financial holding company status. Additionally, if each of the Company’s depository institution subsidiaries has not received at least a “satisfactory” rating on its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”), the Company would not be able to commence any new financial activities or acquire a company that engages in such activities, although it would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. For recent revisions to the CRA, see the section captioned “Community Reinvestment Act” included herein.

Enhanced Prudential Standards

Under Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), U.S. bank holding companies with total consolidated assets of $100 billion or more, including M&T, are subject to enhanced prudential standards. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, stress test requirements and a debt-to-equity limit for companies that the Financial Stability Oversight Council has determined would pose a grave threat to systemic financial stability were they to fail such limits. “Tailoring Rules” adopted by the Federal Reserve and other federal bank regulators in 2019 assign each U.S. BHC with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators: (1) cross-jurisdictional activity, (2) weighted short-term wholesale funding, (3) nonbank assets, (4) off-balance sheet exposure, and (5) status as a U.S. global systemically important BHC (“G-SIB”). Under the Tailoring Rules, M&T and its depository institution subsidiaries are subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III.  The threshold for Category III is $250 billion or more in total consolidated assets, or $100 billion or more in total consolidated assets and at least $75 billion in weighted short-term wholesale funding, nonbank assets or off-balance sheet exposures.

Under the Tailoring Rules, Category IV firms, among other things, (1) are not subject to any Liquidity Coverage Ratio (“LCR”) or Net Stable Funding Ratio (“NSFR”) (or, in certain cases, are subject to reduced requirements), (2) remain eligible to opt-out of the requirement to recognize most elements of Accumulated Other Comprehensive Income (“AOCI”) in regulatory capital, (3) are no longer subject to company-run stress testing requirements, (4) are subject to supervisory stress testing on a biennial basis rather than an annual basis, (5) are subject to requirements to develop and maintain a capital plan on an annual basis and (6) are subject to certain liquidity risk management and risk committee requirements. Category IV firms continue not to be subject to (1) advanced approaches capital requirements, (2) the supplementary leverage ratio (“SLR”) and (3) the countercyclical capital buffer (“CCyB”). Other elements of the Tailoring Rules are discussed in further detail throughout this section.  Compared to Category IV firms, Category III firms are subject to the LCR and NSFR, company-run stress testing requirements, annual (instead of biennial) supervisory stress tests, the SLR and the CCyB.

Capital Requirements

M&T and its subsidiary banks are required to comply with applicable capital adequacy standards established by the federal banking agencies (the “Capital Rules”), which are based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, referred to as “Basel III”.  The Capital Rules include both risk-based requirements, which compare three measures of capital to risk-weighted assets (“RWAs”), as well as leverage requirements, which, in the case of Category IV bank holding companies such as M&T, consist of the Tier 1 leverage ratio described below.  Pursuant to the Capital Rules, the minimum capital ratios are as follows:

•	4.5% Common Equity Tier 1 Capital (“CET1”) to RWAs;
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to RWAs;
•	8.0% Total capital (that is, Tier 1 plus Tier 2 capital) to RWAs; and
•	4.0% Tier 1 capital to average consolidated assets (the “leverage ratio”).

In calculating risk-based capital ratios, M&T must assign risk weights to the Company’s assets and off-balance sheet items. M&T has an ongoing process to review data elements associated with these exposures that from time to time may affect how specific exposures are classified and could lead to increases or decreases of the regulatory risk weights assigned to such exposures.

The Capital Rules also require firms to maintain a “buffer,” consisting solely of CET1 capital, in addition to the minimum risk-based requirements.  Failure to satisfy the buffer requirement in full results in graduated constraints on capital distributions and discretionary executive compensation.  The severity of the constraints depends on the amount of the shortfall and the firm’s “eligible retained income,” defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of net income over the preceding four quarters.

As a Category IV BHC, M&T’s buffer requirement, referred to as the “Stress Capital Buffer,” is determined through the Federal Reserve’s supervisory stress tests, discussed below.  For M&T’s bank subsidiaries, the buffer requirement consists of the static capital conservation buffer equal to 2.5% of RWAs.

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. As a “non-advanced approaches” firm under the Capital Rules, M&T is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.  M&T’s regulatory capital ratios are presented in note 24 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of these standards will depend on the manner in which they are implemented by the federal banking regulators.

Stress Testing and Stress Capital Buffer

As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve conducts periodic analyses of bank holding companies with at least $100 billion in total consolidated assets using baseline and severely adverse economic and financial scenarios generated by the Federal Reserve. For Category IV firms, such as M&T, these supervisory stress tests occur on a biennial basis, in even-numbered years. The Federal Reserve may also use additional components in the severely adverse scenario or additional or more complex scenarios designed to capture salient risks to specific business groups. A summary of results of the Federal Reserve’s analysis under the severely adverse stress scenario is publicly disclosed. Under the Tailoring Rules, Category IV firms, including M&T, are no longer subject to company-run stress testing requirements.

Bank holding companies with total consolidated assets of $100 billion or more, including Category IV bank holding companies such as M&T, must annually submit capital plans as part of the Federal Reserve’s process. The comprehensive capital plans include a view of capital adequacy under various scenarios — including a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one BHC-defined stress scenario, and severely adverse scenarios provided by the Federal Reserve. The process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the process is also required to collect and report certain related data to the Federal Reserve on a quarterly basis. The Stress Capital Buffer is based on a BHC’s stressed losses in the supervisory stress test, plus four quarters of planned common stock dividends, subject to a floor of 2.5% of RWAs.  In August 2021, the Federal Reserve provided M&T with a Stress Capital Buffer of 2.5%, representing the floor under the regulatory capital rules, which became applicable to M&T on October 1, 2021. Accordingly, it currently is subject to a CET1 capital requirement of 7.0% (a sum of the Stress Capital Buffer and the minimum CET 1 capital ratio).

In January 2021, the Federal Reserve issued a final rule to align its process with the categories set forth in the Tailoring Rules. Under the final rule, for Category IV firms, the portion of the Stress Capital Buffer based on the Federal Reserve’s supervisory stress tests will be calculated biennially, in even-numbered years. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm will receive an updated Stress Capital Buffer that reflects the firm’s updated planned common stock dividends. A Category IV firm is also able to elect to participate in the supervisory stress test in a year in which the firm would not normally be subject to the supervisory stress test and consequently receive an updated Stress Capital Buffer.

The Federal Reserve also incorporates an assessment of the qualitative aspects of the firm’s capital planning process into regular, ongoing supervisory activities and through targeted, horizontal assessments of particular aspects of capital planning. M&T’s annual capital plan is currently due in

April each year. The Federal Reserve publishes the results of its supervisory stress tests by June 30 of each year.

A BHC’s planned capital distributions in its annual capital plan submissions must be consistent with any effective distribution limitations that would apply under the firm’s own baseline projections, including its Stress Capital Buffer.

Distributions

M&T is a legal entity separate and distinct from its banking and other subsidiaries. Historically, the majority of M&T’s revenue has been from dividends paid to M&T by its subsidiary banks. M&T Bank and Wilmington Trust, N.A. are subject to laws and regulations imposing restrictions on the amount of dividends they may declare and pay. Future dividend payments to M&T by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 24 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data,” and to other statutory powers of bank regulatory agencies.

An insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed herein. Dividend payments by M&T to its shareholders and common stock repurchases by M&T are subject to the oversight of the Federal Reserve. M&T’s ability to make capital distributions would likely be impacted in the event that M&T fails to maintain its Stress Capital Buffer above its minimum CET1 risk-based, Tier-1 risk-based and total risk-based capital requirements.

In addition, the Federal Reserve’s capital plan rule also provides that a BHC must receive prior approval for any dividend, stock repurchase, or other capital distribution, other than a capital distribution on a newly issued capital instrument, if the BHC is required to resubmit its capital plan.  Among other circumstances, a firm may be required to resubmit its capital plan in connection with certain acquisitions or dispositions.

Liquidity

Under the Tailoring Rules, the Company is not subject to the Federal Reserve and other federal banking regulators rules, which implement a U.S. version of the Basel Committee’s LCR requirement, which is intended to ensure that banks hold sufficient amounts of so-called “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario or the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. The Federal Reserve’s enhanced prudential standards, however, require the Company, as a BHC with $100 billion or more in total consolidated assets, to comply with enhanced liquidity and overall risk management standards, which include maintaining a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management.  Under the Tailoring Rules, the liquidity risk management and reporting requirements are less stringent for Category IV bank holding companies as compared to bank holding companies in a different Category.

Cross Guaranty Provision

The cross guaranty provisions in the Federal Deposit Insurance Act (“FDIA”) require each insured depository institution owned by the same BHC to be financially responsible for the failure or resolution costs of any affiliated insured institution. Generally, the amount of the cross guaranty liability is equal to the estimated loss to the DIF for the resolution of the affiliated institution(s) in default. The FDIC’s claim under the cross guaranty provision is superior to claims of shareholders of the insured depository institution or its BHC and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross guaranty provision if it determines that a waiver is in the best interest of the DIF.

Volcker Rule

The Volcker Rule limits proprietary trading and investing in and sponsoring certain hedge funds and private equity funds (defined as “covered funds” in the Volcker Rule). The Company does not engage in any significant amount of proprietary trading as defined in the Volcker Rule and implemented the required procedures for those areas in which trading does occur. In addition, the Company does not engage in any significant covered fund activities that are impacted by the Volcker Rule.

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

Limits on Undercapitalized Depository Institutions

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The federal banking regulators have specified by regulation the relevant capital levels for each category. The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The Federal Reserve’s regulations applicable to bank holding companies separately define “well capitalized.” A financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status. Under existing rules, a depository institution that is subject to Category IV standards is deemed to be “well capitalized” if it has (i) a CET1 ratio of at least 6.5%, (ii) a Tier 1 capital ratio of at least 8%, (iii) a Total capital ratio of at least 10%, and (iv) a Tier 1 leverage ratio of at least 5%.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries or affiliates (M&T Insurance Agency, Inc., M&T Realty Capital Corporation, M&T Securities, Inc., Wilmington Trust Investment Advisors, Inc.) may borrow or otherwise obtain funding from M&T Bank and Wilmington Trust, N.A. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any “covered transaction” by M&T Bank and Wilmington Trust, N.A. (or any of their respective subsidiaries) with an affiliate must in certain cases be secured by designated amounts of specified collateral and must be limited as follows: (i) in the case of any single such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries may not exceed 10% of the capital stock and surplus of such insured depository institution, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of an insured depository institution and its subsidiaries may not exceed 20% of the capital stock and surplus of such insured depository institution. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on terms and under circumstances including credit standards, (i) that are substantially the same, or at least as favorable to such bank or its subsidiary, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies, or in the absence of comparable transactions, or (ii) that in good faith would be offered to, or would apply to, nonaffiliated companies.

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

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or bank holding companies. For example, the BHCA requires every BHC to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings institution, if after such acquisition, the BHC will directly or indirectly own or control 5% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings institution; or (3) it may merge or consolidate with any other BHC. In addition, financial holding companies are required to obtain prior approval from the Federal Reserve before acquiring certain nonbank financial companies with assets exceeding $10 billion.

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

Refer to “Risk Factors—Risks Related to the Merger” below for discussion related to the Company’s pending application for the proposed merger with People’s United Financial, Inc. (“People’s United”).

Executive and Incentive Compensation

Guidelines adopted by several federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as “excessive” when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The Federal Reserve issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act noted below. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance states that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as M&T and M&T Bank. The agencies proposed rules to implement this requirement but these proposed rules have not been finalized. In addition, the SEC proposed in 2015, but has not finalized, rules directing national securities exchanges and associations to establish listing standards requiring companies to adopt policies that require executive officers to pay back incentive-based compensation that they were awarded erroneously. In October 2021, the SEC reopened the comment period on this proposal.

In addition, the NYSDFS issued guidance emphasizing that its regulated banking institutions, including M&T Bank, must ensure that any incentive compensation arrangements tied to employee performance indicators are subject to effective risk management, oversight and control.

Resolution Planning

Pursuant to the Dodd-Frank Act, as amended by EGRRCPA, certain bank holding companies are required to report periodically to the Federal Reserve and the FDIC a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. In late 2019, the Federal Reserve and FDIC issued modified rules that, among other things, adjusted the review cycles and applicability of the agencies’ resolution planning requirements. Under these rules, Category IV firms such as M&T are not required to submit resolution plans.

The FDIC has separately required insured depository institutions (“IDIs”) with $50 billion or more in total assets, such as M&T Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In January 2021, the FDIC lifted its existing moratorium on resolution plans, indicating it will resume the requirement for resolution plan submissions for IDIs with $100 billion or more in assets. The FDIC also announced its intention to engage in targeted engagement and capabilities testing related to resolution planning with select firms, for which M&T Bank participated in mid-2021. In June 2021, the FDIC issued a Statement on Resolution Plans for IDI’s, which, among other things, provides general information regarding the content that filers will be expected to prepare and extends the submission frequency for specified IDI’s to a three-year resolution plan filing cycle. The FDIC has notified M&T Bank that its next resolution plan is due by no later than December 1, 2022.

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

In November 2021, the federal banking agencies issued a final rule requiring banking organizations to notify their primary regulator as soon as possible and within 36 hours of determining that a “notification incident” has occurred.  A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires specific and immediate notifications by bank service providers that become aware of similar incidents. The rule is effective April 1, 2022, with compliance required by May 1, 2022.

Financial institutions regulated by the NYSDFS, including M&T Bank, are also subject to NYSDFS regulations on cybersecurity matters, including, among other things, requirements to (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.

Many states and regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations, including implementing or modifying their data breach notification and data privacy requirements. One example of recent state legislation is the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 and applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. November 2020 amendments expanding the scope of and requirements under the CCPA will generally become effective on January 1, 2023.

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

Community Reinvestment Act

The CRA is intended to encourage depository institutions to help meet the credit needs of the communities in which they operate, including low- and moderate-income neighborhoods, consistent with safe and sound operations. CRA examinations are conducted by the federal agencies that are responsible for supervising the relevant depository institutions: the Federal Reserve, the FDIC and the OCC. For purposes of the CRA, M&T is regulated by the Federal Reserve. A financial institution’s performance in helping to meet the credit needs of its community is evaluated in the context of information about the institution (capacity, constraints and business strategies), its community (demographic and economic data, lending, investment, and service opportunities), and its competitors and peers. Upon completion of a CRA examination, an overall CRA Rating is assigned using a four-tiered rating system. These ratings are: “Outstanding,” “Satisfactory,” “Needs to Improve” and “Substantial Noncompliance.” The CRA evaluation is used in evaluating applications for future approval of bank activities including mergers, acquisitions, charters, branch openings and deposit facilities. An unsatisfactory CRA evaluation could result in the delay or denial of acquisition or merger applications, among other activities. M&T Bank has a current rating of “Outstanding.” M&T Bank is also subject to New York State CRA examination and is assessed using a 1 to 4 scoring system. M&T Bank currently has a rating of 1, or “Outstanding” from the NYSDFS. Wilmington Trust, N.A. has been designated a special purpose trust company since March 3, 2016, and is therefore exempt from the requirements of the CRA. In September 2020, the Federal Reserve released an Advance Notice of Proposed Rulemaking that sought public comment on ways to modernize the Federal Reserve’s CRA regulation. The effects on the Company of any potential change to the CRA rules will depend on the final form of any Federal Reserve rulemaking and cannot be predicted at this time.

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

The Financial Crimes Enforcement Network (“FinCEN”), which drafts regulations implementing the USA PATRIOT Act and other anti-money laundering and Bank Secrecy Act legislation, has adopted rules that require financial institutions to, among other things, obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and M&T continues to monitor and augment, where necessary, its Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) Compliance Program.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to comprehensively reform and modernize U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing. M&T reviews and monitors its anti-money laundering compliance program to ensure it complies with the changes reflected in the AMLA and the regulations that implement it.

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

Human Capital Resources

M&T recognizes employees are the difference makers that drive its success. The Company’s talent strategy focuses on recruiting, developing, promoting and retaining high-performing, diverse individuals whose strengths align with M&T’s values, purpose and leadership competencies to create and maintain a highly competitive workforce.

As of December 31, 2021, the Company employed 17,569 full-time and part-time employees.  The Company’s employee base is concentrated in the Northeast and Mid-Atlantic United States, with approximately 58% of employees residing in New York, followed by 12% in Maryland, 10% in Delaware and the remainder primarily concentrated in the other states where M&T Bank maintains a retail bank branch presence. Approximately 4% of the Company’s employee base resides outside of its retail banking footprint.  Inclusive in the above, as of December 31, 2021, the Company employed 115 international employees based in the UK, Ireland, Canada, Germany and France. The Company’s employee base includes 3,793 employees that support customers in the retail branch network. Overall, the average tenure of the Company’s employees is 10 years and the average tenure of the Company’s executive officers is 24 years.

Talent Attraction and Diversity, Equity and Inclusion

M&T leverages various channels to effectively identify, develop and recruit high-caliber talent throughout its footprint. Current employees are leveraged to supplement the Company’s normal recruiting processes. The Employee Referral Program typically serves as the primary tool for generating applicants, and it accounted for 29% of new hires in 2021.  In addition, the Company’s Talent Acquisition Ambassador Program, which was implemented in 2020 and currently includes approximately 60 employees throughout different business lines, dedicated over 800 hours towards promoting awareness of M&T career opportunities within the Company’s communities.

M&T’s recruitment team strives to create and maintain diverse representation at all levels and in all areas of the organization to promote a sense of belonging among employees and maintain a workforce that reflects the communities the Company serves. M&T employees attended 51 individual diversity-based recruiting events in 2021 with target audiences crossing many diversity dimensions, such as Black, LatinX, Veterans, LGBTQ+, individuals with disabilities and women. The Company also works with diversity-focused schools and organizations as part of its efforts to recruit and maintain a diverse workforce.  In 2021, 41% of total corporate hires were people of color and 62% were women, 47% of summer interns were people of color, and 44% of the participants in the Company’s Technology Internship Program were people of color. As of December 31, 2021, the entire Company’s workforce consisted of approximately 60% women and 24% people of color.

To further drive diversity within the company, M&T also supports several employee resource group charters and chapters, which are voluntary, employee-driven groups organized around a particular shared interest and characteristic, such as race, ethnicity, gender, sexual orientation or differing abilities. Approximately 34% of the Company’s employees and 53% of managers are involved in these groups. The Company’s diversity efforts are led by its Chief Diversity Officer, who is a member of senior leadership, and the Senior Leadership Diversity & Inclusion Council, both of which champion inclusion efforts throughout the Company. M&T’s Board of Directors also receives regular updates on the Company’s diversity, inclusion and belonging efforts.

Development and Engagement

The Company’s performance management philosophy is foundational to its employees’ success, focusing on reinforcing values, providing continuous, transparent feedback and recognizing and rewarding outstanding performance. The Company helps empower employee performance and cultivate employee development through a variety of learning offerings on topics such as technical, job-specific skills and professional development, including courses aligned with the Company’s enterprise-wide leadership competencies. Training content is made available as synchronous, asynchronous, and blended learning solutions to promote employee access. The Company also invests in creating its leaders of tomorrow through various internal programs including its Manager Acceleration Program, Management Development Program, Executive Associate Program,

Technology Development Program and two additional programs focused on the Company’s high-performing diverse employees – the Rising Leadership Development Program and Equity One.

M&T’s commitment to finding the best talent, creating a positive employee experience and fostering development results in a highly engaged employee base that drives the Company’s success. Since 2001, the Company has conducted 16 “Engagement Surveys,” with average participation rates above 90%, demonstrating a commitment to fostering candid, open and honest, two-way communication with employees to enhance the workplace. All survey results are reviewed with senior management and shared with individual managers, who identify and implement improvements based on employees’ feedback, as well as presented to M&T's Board of Directors. Employees also participate in action planning within individual work groups. In addition, M&T conducts other surveys to monitor and guide the employee experience throughout an employee’s time with the Company. Surveys are conducted at various times, such as new hire onboarding as well as in connection with key events, such as acquisitions.  M&T has also conducted numerous employee surveys during the COVID-19 pandemic.

Employee engagement is also fostered through the Company’s allotment of 40 hours of volunteer time for each employee to make a difference in the communities in which they serve. Although volunteer opportunities recently have been limited by the pandemic, in 2021, M&T employees volunteered approximately 50,000 hours and served on the boards of over 170 non-profit organizations.

Compensation, Health and Wellness

The Company provides comprehensive compensation and benefits programs intended to attract, retain and incentivize its employees. In addition to base pay, these programs (which vary by country and region) include cash incentives, long term equity-based awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, family care resources, flexible work schedules, employee assistance programs and tuition assistance, among others.

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

As part of its ongoing response to the global COVID-19 pandemic, the Company continues to educate employees on safety precautions through communications and webinars while maintaining safety measures including protective equipment and increased sanitation at all work sites. The Company also continued to support work from home practices for employees capable of performing their duties remotely throughout 2021. In 2022, M&T will continue to monitor the COVID-19 pandemic and take appropriate measures to protect the safety and health of employees with the goal of bringing many employees back to the office in a hybrid working model, balancing on-site collaboration with employee flexibility.

Competition

The Company faces extensive and intensive competition in the products and services it offers. The Company competes in offering commercial and personal financial and wealth services with other banking institutions and thrifts and with firms in a number of other industries, such as credit unions, personal loan companies, sales finance companies, leasing companies, securities brokerage firms, mutual fund companies, hedge funds, wealth and investment advisory firms, insurance companies and other financial services-related entities. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis.  Financial technology companies, using digital, mobile and other technologies, also are increasingly offering traditional banking products and services, which has resulted in the Company contending with a broader range of competitors, including many that are not located within the geographic footprint of the Company’s banking office network.

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

Disclosure Pursuant to Subpart 1400 of Regulation S-K

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2021	2020	2019	2018	2017
	(In thousands)

Interest-bearing deposits at banks	$41,872,304	$23,663,810	$7,190,154	$8,105,197	$5,078,903
Federal funds sold	—	—	3,500	—	—
Trading account	468,031	1,068,581	470,129	185,584	132,909
Investment securities
U.S. Treasury and federal agencies	6,504,382	6,360,218	8,746,749	11,746,240	13,851,832
Obligations of states and political subdivisions	177	1,531	4,915	9,153	27,151
Other	651,301	683,948	745,587	937,420	785,542
Total investment securities	7,155,860	7,045,697	9,497,251	12,692,813	14,664,525
Loans and leases
Commercial, financial, leasing, etc.	23,621,188	27,801,382	23,987,897	23,136,913	21,900,258
Commercial real estate	35,473,884	37,728,844	35,633,593	34,448,927	33,450,133
Residential real estate	16,077,275	16,786,673	16,193,154	17,191,566	19,640,830
Consumer	17,964,331	16,558,889	15,373,881	13,956,086	13,251,665
Total loans and leases	93,136,678	98,875,788	91,188,525	88,733,492	88,242,886
Unearned discount	(224,226)	(339,921)	(265,656)	(267,015)	(253,903)
Loans and leases, net of unearned discount	92,912,452	98,535,867	90,922,869	88,466,477	87,988,983
Allowance for credit losses	(1,469,226)	(1,736,387)	(1,051,071)	(1,019,444)	(1,017,198)
Loans and leases, net	91,443,226	96,799,480	89,871,798	87,447,033	86,971,785
Goodwill	4,593,112	4,593,112	4,593,112	4,593,112	4,593,112
Core deposit and other intangible assets	3,998	14,165	29,034	47,067	71,589
Real estate and other assets owned	23,901	34,668	85,646	78,375	111,910
Total assets	155,107,160	142,601,105	119,872,757	120,097,403	118,593,487

Noninterest-bearing deposits	60,131,480	47,572,884	32,396,407	32,256,668	33,975,180
Savings and interest-checking deposits	68,603,966	67,680,840	54,932,162	50,963,744	51,698,008
Time deposits	2,807,963	3,899,910	5,757,456	6,124,254	6,580,962
Deposits at Cayman Islands office	—	652,104	1,684,044	811,906	177,996
Total deposits	131,543,409	119,805,738	94,770,069	90,156,572	92,432,146
Short-term borrowings	47,046	59,482	62,363	4,398,378	175,099
Long-term borrowings	3,485,369	4,382,193	6,986,186	8,444,914	8,141,430
Total liabilities	137,203,755	126,413,822	104,156,108	104,637,212	102,342,668
Shareholders’ equity	17,903,405	16,187,283	15,716,649	15,460,191	16,250,819

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2021	2020	2019	2018	2017

Shareholders	16,099	16,797	17,333	18,099	18,864
Employees	17,569	17,373	17,773	17,267	16,794
Offices	724	751	771	794	833

Table 3

CONSOLIDATED EARNINGS

	2021	2020	2019	2018	2017
	(In thousands)
Interest income
Loans and leases, including fees	$3,748,988	$3,975,053	$4,442,182	$4,164,561	$3,742,867
Investment securities
Fully taxable	141,046	176,469	288,532	323,912	361,157
Exempt from federal taxes	116	183	321	665	1,431
Deposits at banks	47,491	32,956	141,397	108,182	61,326
Other	1,143	8,051	7,161	1,391	1,014
Total interest income	3,938,784	4,192,712	4,879,593	4,598,711	4,167,795
Interest expense
Savings and interest-checking deposits	32,998	146,701	368,003	215,411	133,177
Time deposits	18,635	66,280	95,426	51,423	61,505
Deposits at Cayman Islands office	201	4,054	21,917	5,633	1,186
Short-term borrowings	7	28	24,741	5,386	1,511
Long-term borrowings	62,165	109,332	239,242	248,556	189,372
Total interest expense	114,006	326,395	749,329	526,409	386,751
Net interest income	3,824,778	3,866,317	4,130,264	4,072,302	3,781,044
Provision for credit losses	(75,000)	800,000	176,000	132,000	168,000
Net interest income after provision for credit losses	3,899,778	3,066,317	3,954,264	3,940,302	3,613,044
Other income
Mortgage banking revenues	571,329	566,641	457,770	360,442	363,827
Service charges on deposit accounts	402,113	370,788	432,978	429,337	427,372
Trust income	644,716	601,884	572,608	537,585	501,381
Brokerage services income	62,791	47,428	48,922	51,069	61,445
Trading account and foreign exchange gains	24,376	40,536	62,044	32,547	35,301
Gain (loss) on bank investment securities	(21,220)	(9,421)	18,037	(6,301)	21,279
Other revenues from operations	482,889	470,588	469,320	451,321	440,538
Total other income	2,166,994	2,088,444	2,061,679	1,856,000	1,851,143
Other expense
Salaries and employee benefits	2,045,677	1,950,692	1,900,797	1,752,264	1,648,794
Equipment and net occupancy	326,698	322,037	324,079	298,828	295,084
Outside data processing and software	291,839	258,480	229,731	199,025	184,670
FDIC assessments	69,704	53,803	41,535	68,256	101,871
Advertising and marketing	64,428	61,904	93,472	85,710	69,203
Printing, postage and supplies	36,507	39,869	39,893	35,658	35,960
Amortization of core deposit and other intangible assets	10,167	14,869	19,490	24,522	31,366
Other costs of operations	766,603	683,586	819,685	823,529	773,377
Total other expense	3,611,623	3,385,240	3,468,682	3,288,062	3,140,325
Income before income taxes	2,455,149	1,769,521	2,547,261	2,508,240	2,323,862
Income taxes	596,403	416,369	618,112	590,160	915,556
Net income	$1,858,746	$1,353,152	$1,929,149	$1,918,080	$1,408,306
Dividends declared
Common	$582,967	$569,076	$552,216	$510,458	$457,200
Preferred	72,915	68,228	72,482	72,521	72,734

Table 4

COMMON SHAREHOLDER DATA

	2021	2020	2019	2018	2017
Per share
Net income
Basic	$13.81	$9.94	$13.76	$12.75	$8.72
Diluted	13.80	9.94	13.75	12.74	8.70
Cash dividends declared	4.50	4.40	4.10	3.55	3.00
Common shareholders’ equity at year-end	125.51	116.39	110.78	102.69	100.03
Tangible common shareholders’ equity at year-end	89.80	80.52	75.44	69.28	69.08
Dividend payout ratio	32.69%	44.32%	29.70%	27.66%	34.24%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE(a)

	2021 Compared with 2020			2020 Compared with 2019
		Resulting from Changes in:			Resulting from Changes in:
	Total Change	Volume	Rate	Total Change	Volume	Rate
	(Increase (decrease) in thousands)
Interest income (a)
Loans and leases, including fees	$(228,557)	313	(228,870)	$(472,523)	336,371	(808,894)
Deposits at banks	14,535	30,322	(15,787)	(108,441)	85,334	(193,775)
Federal funds sold and agreements to resell securities	(6,783)	(4,294)	(2,489)	1,478	9,526	(8,048)
Trading account	(169)	(60)	(109)	(731)	(358)	(373)
Investment securities
U.S. Treasury and federal agencies	(35,670)	(38,576)	2,906	(97,088)	(74,239)	(22,849)
Obligations of states and political subdivisions	(95)	(105)	10	(173)	(189)	16
Other	255	(642)	897	(14,979)	(2,536)	(12,443)
Total interest income	$(256,484)			$(692,457)
Interest expense
Interest-bearing deposits
Savings and interest-checking deposits	$(113,703)	14,603	(128,306)	$(221,304)	51,927	(273,231)
Time deposits	(47,645)	(17,823)	(29,822)	(29,146)	(19,098)	(10,048)
Deposits at Cayman Islands office	(3,853)	(2,100)	(1,753)	(17,863)	(3,417)	(14,446)
Short-term borrowings	(21)	4	(25)	(24,713)	(12,130)	(12,583)
Long-term borrowings	(47,167)	(40,540)	(6,627)	(129,909)	(49,983)	(79,926)
Total interest expense	$(212,389)			$(422,935)
(a)

Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A.	Risk Factors.

Risk Factors Summary

Risks Relating to the Merger with People’s United

•	M&T is expected to incur significant costs related to the merger and integration.
•	Combining M&T and People’s United may be more difficult, costly or time-consuming than expected, and M&T may fail to realize the anticipated benefits of the merger.
•	M&T may be unable to retain M&T and/or People’s United personnel successfully.
•	The COVID-19 pandemic may delay and adversely affect the completion of the merger.
•

Regulatory approval from the Federal Reserve Board may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on M&T following the merger.

•	Failure to complete the merger could negatively impact M&T.
•	M&T is subject to business uncertainties and contractual restrictions while the merger is pending.
•

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

Risks Relating to COVID-19 Pandemic

•	M&T’s business, financial condition, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

Market Risk

•	Weakness in the economy has adversely affected the Company in the past and may adversely affect the Company in the future.
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

•

The discontinuation of LIBOR as a permissible rate index in new contracts after 2021, the formal announcement of LIBOR’s cessation date (June 30, 2023), and ongoing uncertainty related to the emergence of one or more alternative benchmark indices to replace LIBOR could adversely impact the Company’s business and results of operations.

•	The Company’s business and performance is vulnerable to the impact of volatility in debt and equity markets.
•	The Company’s regional concentrations expose it to adverse economic conditions in its primary retail banking office footprint.

Risks Relating to Compliance and the Regulatory Environment

•	The Company is subject to extensive government regulation and supervision and this regulatory environment can be and has been significantly impacted by financial regulatory reform initiatives.
•	The Company may be subject to more stringent capital and liquidity requirements.
•

M&T’s ability to return capital to shareholders and to pay dividends on common stock may be adversely affected by market and other factors outside of its control and will depend, in part, on the results of supervisory stress tests administered by the Federal Reserve.

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
•

Difficulties in obtaining regulatory approval for acquisitions and in combining the operations of acquired entities with the Company’s own operations may prevent M&T from achieving the expected benefits from its acquisitions.

•	M&T could suffer if the Company fails to attract and retain skilled personnel.

Operational Risk

•	The Company is subject to operational risk which could adversely affect the Company’s business and reputation and create material legal and financial exposure.
•	The Company’s information systems may experience interruptions or breaches in security, including due to events beyond the Company’s control.
•	The Company could incur higher costs, experience lower revenue, and suffer reputational damage in the event of the theft, loss or misuse of information, including due to a cyber security attack.
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

Business Risk

•	Changes in accounting standards could impact the Company’s financial condition and results of operations.
•	The Company’s reported financial condition and results of operations depend on management’s selection of accounting methods and require management to make estimates about matters that are uncertain.
•	The Company’s models used for business planning purposes could perform poorly or provide inadequate information.
•	The Company is exposed to reputational risk.
•	The Company’s framework for managing risks may not be effective.
•	Pandemics, acts of war or terrorism and other adverse external events could significantly impact the Company’s business.
•	The Company’s assets, communities, operations, reputation and customers could be adversely affected by the impacts of climate risk

Risk Factors

M&T and its subsidiaries face a number of potential risks and uncertainties that are difficult to predict. As a financial institution, certain risk elements are inherent in the ordinary course of the Company’s business activities and adverse experience with those risks could have a material impact on the Company’s business, financial condition, liquidity and results of operations, as well as on the values of the Company’s financial instruments and M&T’s securities, including its common stock. The following risk factors set forth some of the risks that could materially and adversely impact the Company, although there may be additional risks that are not presently material or known that may adversely affect the Company. These risk factors include risks relating to M&T’s acquisition of People’s United pursuant to an agreement and plan of merger, dated February 21, 2021, by and among M&T, Bridge Merger Corp., a direct, wholly owned subsidiary of M&T, and People’s United (the “merger agreement” and, such transaction, the “merger”).

Risks Related to the Merger with People’s United

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

M&T may be unable to retain M&T and/or People’s United personnel successfully.

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

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of M&T and People’s United. If the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and the financial results of M&T or People’s United, or the business operations of M&T or People’s United are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of M&T and People’s United may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approval, and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) may impose additional requirements on M&T or People’s United that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger.

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

M&T is subject to business uncertainties and contractual restrictions while the merger is pending.

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

Litigation related to the merger has been filed against People’s United, the People’s United board of directors and M&T, and additional litigation may be filed against People’s United, the People’s United board of directors, M&T and the M&T board of directors in the future. Among other remedies, litigation that has been filed seeks, and additional litigation by shareholders of M&T and/or stockholders of People’s United in the future may seek damages and/or to enjoin the merger or the other transactions contemplated by the merger agreement. The outcome of any litigation is uncertain. If any plaintiff were successful in obtaining an injunction prohibiting M&T or People’s United from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to M&T, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of M&T.

Risks Relating to COVID-19 Pandemic

M&T’s business, financial condition, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has caused severe disruption to the U.S. and global economy and created significant volatility in the financial markets.  The duration of this disruption and impact cannot be reasonably estimated at this time.

The pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, capital and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect the Company’s business, financial condition, capital and results of operations will depend on future developments, including the scope and duration of the pandemic, the emergence of new variants, the effectiveness and distribution of vaccines and other public health measures, the continued effectiveness of M&T’s business continuity plans, the direct and indirect impact of the pandemic on the Company’s employees, customers, clients, counterparties, vendors, service providers and other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic, all of which are highly uncertain and cannot be reasonably predicted.

Although economic and market conditions have generally improved during 2021, the COVID-19 pandemic, including associated variants, has, at times, resulted in adverse economic and market conditions.  Depending on the duration and severity of the pandemic on general economic and market conditions, consumer and corporate spending and investment and borrowing patterns, there is a risk that adverse conditions could occur, including the following:

•	Increased unemployment levels, interrupted income of consumers and decreased consumer confidence generally, leading to an increased risk of delinquencies, defaults and foreclosures;
•	Increased disruption to businesses, permanent or temporary closure of businesses and decreased business confidence generally, leading to increased risk of delinquencies, defaults and bankruptcies;

•	An initial sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets;
•	A decrease in the rates and yields on U.S. Treasury securities, which could negatively impact the Company’s net interest income and margin;
•	Higher inflation and supply chain disruptions;
•	Declines in collateral values;
•	Increased demands on capital and liquidity;
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

The pandemic is likely to continue to contribute to these risks and impacts and could affect geographic areas in which the Company operates differently as further noted herein under “Market Risk” and “Credit Risk.” As a result, the Company’s credit, liquidity, market, operational and other risks are generally expected to remain elevated until the pandemic subsides. In addition, the Company’s business operations continue to be at risk of adverse disruption if significant portions of the Company’s workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology that disrupt remote work arrangements or other effects of the pandemic, or if the Company is unable to keep branches or offices open, including because of risk of infection. The Company faces similar risks if its counterparties, vendors and other service providers are unable to maintain operations due to pandemic-related disruptions.  The pandemic may also delay or adversely affect M&T’s efforts to complete the merger and integrate the businesses of the Company and People’s United, if the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and the financial results of M&T or People’s United or cause further disruption to the business operations of the Company or People’s United.

Governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of those measures is not yet entirely known and those measures, or additional measures that may be introduced, may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on the Company’s business, financial condition, liquidity, capital and results of operations. If such measures are not effective in mitigating the effects of the COVID-19 pandemic on the Company’s borrowers, the Company may also experience higher rates of default and increased credit losses in future periods. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various government programs such as the Paycheck Protection Program are complex and the Company’s participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to its reputation.

The length of the pandemic and the efficacy of the measures being put in place to address it are unknown. It is unknown when there will be a return to normal business activity and a subsiding of the economic stress associated with the pandemic. Prolonged continuation of the pandemic could worsen these risks and impacts. Until the pandemic subsides, the Company may experience reduced revenues in certain of its fee-related businesses and increased customer and client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy may experience a prolonged economic slowdown or recession, and M&T anticipates the Company’s businesses would be materially and adversely affected by a prolonged economic slowdown or recession. To the extent the pandemic adversely affects the Company’s business, financial condition, liquidity, capital or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and M&T’s other filings with the Securities and Exchange Commission, including the Company’s business and operations following the completion of the merger with People’s United.

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
•

An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company. An increase in the number of delinquencies, bankruptcies or defaults could result in higher levels of nonperforming assets, net charge-offs, provision for credit losses as well as impairment write-downs of certain investment securities and valuation adjustments on loans held for sale.

Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for the Company’s investment securities and other interest-earning assets.

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

As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as changes linked to inflation, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities.

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

The discontinuation of LIBOR as a permissible rate index in new contracts after 2021, the formal announcement of LIBOR’s cessation date (June 30, 2023), and ongoing uncertainty related to the emergence of one or more alternative benchmark indices to replace LIBOR, could adversely impact the Company’s business and results of operations.

The Company’s floating-rate funding, certain hedging transactions and a significant portion of the  Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an alternative index, currency, basket or other financial metric.

In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intended to stop persuading or compelling its panel banks to submit rates for the calculation of LIBOR after 2021. This announcement created market uncertainty as to whether and to what extent panel banks would continue to provide submissions for the calculation of LIBOR after 2021 and as to the continued existence of LIBOR after 2021. The uncertainty lessened in November 2020, when (i) public statements issued by the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, and the FCA, announced a proposal to, among other things, extend the publication of the most commonly utilized tenors of USD LIBOR until June 30, 2023, and (ii) a joint-statement of the federal bank regulators, including the Federal Reserve, indicated support for the IBA proposal and encouraged banks to (a) transition away from USD LIBOR as soon as practicable, (b) cease (with limited exceptions) entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and no later than December 31, 2021, and (c) for new contracts entered into before December 31, 2021, either utilize a reference rate other than USD LIBOR or include robust fallback language that includes a clearly defined alternative reference rate after USD LIBOR’s discontinuation, noting that failure to do so would create safety and soundness risks. On March 5, 2021, public statements by the FCA and IBA confirmed the future cessation (or non-representativeness) of all USD LIBOR tenors, and specifically, the June 30, 2023 cessation date for the most commonly utilized USD LIBOR tenors, after which USD LIBOR will either no longer exist or no longer be representative of the underlying market it is intended to measure.

Following the initial FCA announcement in 2017, regulators and various financial industry groups sponsored or formed committees (e.g., the Federal Reserve-sponsored Alternative Reference Rates Committee (“AARC”)) to, among other things, facilitate the identification of an alternative benchmark index to replace LIBOR, and publish recommended practices for transitioning the market away from LIBOR, including (i) the utilization of recommended fallback language for LIBOR-linked financial instruments, and (ii) development of alternative pricing methodologies for recommended alternative benchmarks such as the Secured Overnight Financing Rate (“SOFR”). In 2020, the ARRC finalized and issued recommendations for the use of so-called “hardwired” LIBOR fallback language that, when incorporated into existing LIBOR-based loan documents, provides for, upon LIBOR’s permanent cessation (or an announcement from LIBOR’s administrator or certain governmental authorities that LIBOR is no longer representative of the underlying market), the replacement of LIBOR with SOFR as the benchmark index, with an appropriate spread adjustment that is representative of the historical difference between LIBOR and SOFR, which when added to SOFR would be intended to facilitate a value-neutral transition. In April 2021, M&T adopted hardwired fallback language modeled after the ARRC recommendations for use in all new LIBOR loans.

SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-based repurchase transactions.  The fact that SOFR is a secured overnight rate and considered a “risk free” rate, while LIBOR is an unsecured term rate that factors in credit risk, means that SOFR may perform differently than LIBOR, and those differences may be material, particularly in times of economic stress, negatively impacting the Company’s profitability.

Over the past few years, the AARC’s recommendations and proposals have evolved, and the Company has continued to monitor both ARRC and general market developments.  While the ARRC has maintained its recommendation that SOFR is the preferred replacement for LIBOR, some industry participants are questioning whether a “risk free” SOFR rate is an ideal replacement for LIBOR in the commercial lending market and suggesting that a credit-sensitive component or alternative be considered and developed. One such credit sensitive alternative is the Bloomberg Short-Term Bank Yield Index (BSBY), which gained some increased attention and use in the business loan market in the latter half of 2021. Whether BSBY or other alternatives develop and gain any significant traction in the market are unknown and unpredictable at this time, and this adds further uncertainty to the LIBOR transition process, both with respect to amending existing LIBOR contracts and pricing new contracts based on SOFR or an alternative reference rate going forward.

LIBOR cessation is also impacting the derivatives market.  In October 2020, The International Swaps and Derivatives Association, Inc. (ISDA), published the IBOR Fallbacks Supplement (Supplement) and IBOR Fallbacks Protocol (Protocol).  The Supplement, which became effective on January 25, 2021, amends existing standard definitions for interest rate derivatives to incorporate robust fallbacks to the SOFR benchmark for derivatives linked to LIBOR. The Protocol enables market participants to incorporate these revisions into their legacy non-cleared derivatives trades with other counterparties that choose to adhere to the Protocol. The fallbacks apply following a permanent cessation of LIBOR or following a determination by the FCA that LIBOR is no longer representative of the underlying market. M&T and M&T Bank adhered to the Protocol on November 5, 2020, and the Company is in the process of remediating its interest rate swap hedging transactions with its end user customers, i.e., borrowers who have hedged their interest rate payment obligations. If the Company is not able to agree to appropriate LIBOR fallbacks with these customers, there will be uncertainty as to how to value and effect the Company’s rights and obligations under legacy derivatives contracts.  With respect to the Company’s cleared interest rate derivatives that reference LIBOR, both the CME and LCH clearinghouses have adopted the same relevant SOFR benchmark fallbacks of the Supplement and Protocol which also became effective on January 25, 2021.

The Company has outstanding issuances, or acts as an administrative (or calculation) agent or in other capacities, across various maturities of securities referencing LIBOR in which the underlying contracts do not contemplate cessation or contemplate cessation but do so in a manner that may create other risks (“Tough Legacy Contracts”).  Some of these contracts provide for selecting replacement rates in a manner that presents significant challenges or that gives the Company or another party discretion to select a rate or provide for determination of a reference rate.  In April 2021, the New York State legislature passed Senate Bill 297B/Assembly Bill 164B which allows certain New York State law governed Tough Legacy Contracts to transition to SOFR, as the statutory benchmark replacement rate, by operation of law. Similarly, the United States Congress is currently considering the Adjustable Interest Rate (LIBOR) Act of 2021 (H.R. 4616) which, if enacted, would have an analogous effect on the transition of Tough Legacy Contracts, but would expand the applicability beyond the State of New York to contracts governed by the laws of any state, the District of Columbia, or any territory or possession of the United States. Notwithstanding the availability or potential availability of statutory frameworks to address Tough Legacy Contracts, there will likely be continued uncertainty surrounding the transition as these frameworks have not been tested and their effectiveness and ultimate impact is not certain.

The discontinuation of LIBOR as a benchmark could result in changes to the Company’s risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, the Company’s exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that the Company has issued or owns. A substantial portion of the Company’s on- and off-balance sheet financial instruments (many of which have terms that extend beyond 2023) are indexed to LIBOR, including interest rate swap agreements and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long-term borrowings. Uncertainty as to the impact of the discontinuation of LIBOR, the replacement of LIBOR with an alternative index, and the operational feasibility of amending existing contracts referencing LIBOR to include hardwired LIBOR fallback language referencing a new replacement index could result in pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks.

The market’s transition from LIBOR to an alternative reference rate will be complex and unpredictable, giving rise to a variety of risks, including operational risks, risks of value transfer between contract parties, the potential for customer disputes and litigation, as well as regulatory scrutiny, as the most recent regulatory announcements indicate that there will be increased regulatory focus on LIBOR transition in 2022 and beyond. The Company established an enterprise-wide LIBOR transition program in 2019, which now includes a LIBOR Transition Office with senior management level leadership and dedicated full-time employee staffing.  An impact assessment has been completed to identify on- and off-balance sheet exposures, systems, processes, models, customers, and employees affected by the discontinuation of LIBOR. The Company continues to develop and execute plans to transition products and contracts associated with LIBOR to alternative reference rates.

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

Volatility in the markets for real estate and other assets commonly securing financial products has been and may continue to be a significant contributor to overall volatility in financial markets. In addition, unfavorable or uncertain economic and market conditions can be caused by the imposition of tariffs or other limitations on international trade and travel, as well as elevated inflation, which can result in market volatility, negatively impact client activity, and adversely affect the Company’s financial condition and results of operations.

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

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect consumers, depositors and the financial system as a whole, not securities holders, including the holders of common stock. These regulations and supervisory guidance affect the Company’s sale and lending practices, capital structure, capital distributions and dividend policy, investment practices, growth and expansionary activity, among other things. Failure to comply with laws, regulations or policies, or to meet supervisory expectations, could result in civil or criminal penalties, including monetary penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In this regard, government authorities, including the bank regulatory agencies, can pursue aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures and may also adversely affect the Company’s ability to enter into certain transactions or engage in certain activities, or obtain necessary regulatory approvals in connection therewith. In general, the amounts paid by financial institutions in settlement of proceedings or investigations have increased substantially and are likely to remain elevated. In some cases, governmental authorities have required criminal pleas or admissions of wrongdoing as part of such settlements, which could have significant collateral consequences for a financial institution, including loss of customers, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time. In addition, enforcement matters could impact the Company’s supervisory and CRA ratings, which may in turn restrict or limit the Company’s activities.  A prior enforcement action also increases the risk that regulators and governmental authorities pursue formal enforcement actions in connection with the resolution of an inquiry or investigation, even if unrelated to the prior enforcement action.

Any new regulatory requirements, changes to existing requirements, or changes to interpretations of requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, such activity could affect the behaviors of third parties with which the Company deals in the ordinary course of business, such as rating agencies, insurance companies and investors. Heightened regulatory scrutiny, requirements or expectations could affect the Company in substantial and unpredictable ways, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

There have been significant revisions to the laws and regulations applicable to the Company that have been enacted or proposed in recent years, and additional proposed changes are anticipated. Many of these and other rules to implement the changes have yet to be finalized, and the final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remain uncertain. For more information on the regulations to which the Company is subject and recent initiatives to reform financial institution regulation, see Part I, Item 1 — Business in this report.

M&T may be subject to more stringent capital and liquidity requirements.

Bank holding companies, including M&T, are subject to capital and liquidity requirements and standards imposed as a result of the Dodd-Frank Act (as amended by EGRRCPA) and the U.S. Basel III-based capital rules. For additional information, see “Capital Requirements” under Part I, Item 1 —  Business.

Regulators have and may, from time to time, implement changes to these regulatory capital adequacy and liquidity requirements. If the Company fails to meet these minimum capital adequacy and liquidity requirements and other regulatory requirements, its business activities, including lending, and its ability to expand, either organically or through acquisitions, could be limited. It could also result in M&T being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets. In addition, the liquidity-related provisions of the Federal Reserve’s liquidity-related enhanced prudential supervision requirements may reduce the Company’s ability to invest in other longer-term assets even if deemed more desirable from a balance sheet management perspective, which could adversely affect its net interest income and net interest margin.

The federal bank regulators have not yet released a proposal to implement the significant revisions of the Basel capital framework announced by the Basel Committee in December 2017, and the impact on the Company of these revisions will depend on the manner in which they are implemented in the U.S. with respect to firms such as M&T.

M&T’s ability to return capital to shareholders and to pay dividends on common stock may be adversely affected by market and other factors outside of its control and will depend, in part, on the results of supervisory stress tests administered by the Federal Reserve.

Any decision by M&T to return capital to shareholders, whether through a common stock dividend or a common stock share repurchase program, requires the approval of M&T’s Board of Directors and must comply with applicable capital regulations, including the maintenance of capital ratios exceeding specified minimum levels and applicable buffers.

For bank holding companies designated as Category IV institutions under the Tailoring Rules, including M&T, the Federal Reserve conducts biennial supervisory stress tests required under the Dodd-Frank Act whereby the BHC’s financial position is tested under assumed severely adverse economic conditions. The results of those stress tests are incorporated in the determination of M&T’s Stress Capital Buffer.  As a general matter, if M&T is unable to maintain capital in excess of regulatory minimum levels inclusive of its Stress Capital Buffer, it would be subject to limitations on its ability to make capital distributions, including paying dividends and repurchasing stock. In August 2021, the Federal Reserve Board provided M&T with a Stress Capital Buffer of 2.5%, representing the floor under the regulatory capital rules, which became applicable to M&T on October 1, 2021.  The results of future supervisory stress tests are uncertain, and a more severe outcome may result in a higher Stress Capital Buffer and an increase in M&T’s effective capital requirements.  An increased Stress Capital Buffer may restrict M&T’s ability to return capital to shareholders, including through paying dividends, entering into acquisitions or repurchasing its common stock, which in turn could negatively impact market and investor perceptions of M&T.

In addition, during 2020 and the first half of 2021, the Federal Reserve implemented measures requiring all large bank holding companies to preserve capital through limitations on share repurchase programs and common stock dividends. While these restrictions are no longer applicable, the Federal Reserve may implement similar restrictions in the future, including in response to adverse or uncertain economic conditions. Also, if, as in June 2020, the Company is required to resubmit its capital plan, the Company generally may not make capital distributions, such as share repurchases or dividends, without the prior approval of the Federal Reserve.

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

In response to the COVID-19 pandemic and to support its customers, the Company offered (primarily in 2020, but also in 2021) payment deferrals and other expanded assistance to businesses and consumers, and committed in certain states in which it operates to suspend residential mortgage payments and foreclosure sales for financially impacted customers for certain periods of time. A significant number of the Company’s customers sought to suspend their mortgage payments under these programs. Suspensions of mortgage payments and foreclosures and reduced pricing under these programs may adversely affect the Company’s revenue and results of operations. In addition, if these programs are not effective in mitigating the financial consequences of COVID-19 on customers, or if customers are unable to pay their loans after these programs expire, the Company may experience higher rates of default, increased credit losses and additional increases to the allowance for credit losses in future periods.

Commercial real estate valuations can be highly subjective as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property.  Emerging and evolving factors such as the shift to work-from-home arrangements, changing consumer preferences (including for online shopping), COVID-19-related restrictions and resulting changes in occupancy rates as a result of these and other trends can also impact such valuations over relatively short periods.  Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, governmental policy regarding housing and housing finance, and general economic conditions affecting consumers, including as impacted by the COVID-19 pandemic, as described above.

The Company maintains an allowance for credit losses which represents, in management’s judgment, the amount of losses expected in the loan and lease portfolio. The allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management believes that the allowance for credit losses as of December 31, 2021 appropriately reflects expected credit losses in the loan and lease portfolio. However, there is no assurance that the allowance is sufficient to cover all credit losses that may occur.

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

The Company must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory requirements and supervisory expectations. The Company primarily relies on deposits to be a low cost and stable source of funding for the loans it makes and the operations of its business. Core customer deposits, which include noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less, have historically provided the Company with a sizeable source of relatively stable and low-cost funds. In addition to customer deposits, sources of liquidity include borrowings from securities dealers, various Federal Home Loan Banks and the Federal Reserve Bank of New York, as well as the debt and equity capital markets.

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

M&T is a separate and distinct legal entity from its subsidiaries. M&T typically receives substantially all of its revenue from subsidiary dividends. These dividends are M&T’s principal source of funds to pay dividends on common and preferred stock, pay interest and principal on its debt, and fund purchases of its common stock. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that M&T’s banking subsidiaries and certain non-bank subsidiaries may pay. Regulatory scrutiny of capital levels at bank holding companies and insured depository institution subsidiaries has increased in recent years and has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks, such as parent bank holding companies. See “Item 1 —  Business, Supervision and Regulation of the Company, Distributions” for a discussion of regulatory and other restrictions on dividend declarations. Also, M&T’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on M&T’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt, and ability to fund purchases of its common stock.

Strategic Risk

The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company’s revenue and profitability.

The financial services industry in which the Company operates is highly competitive. The Company competes not only with commercial and other banks and thrifts, but also with insurance companies, mutual funds, hedge funds, securities brokerage firms, financial technology companies and other companies offering financial services in the U.S., globally and over the Internet. Some of the Company’s non-bank competitors are not subject to the same extensive regulations the Company is, and may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders and other technological financial services companies has grown significantly in recent years and is expected to continue growing. The Company competes on the basis of several factors, including capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms. These developments have and could continue to result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The Company has and may continue to experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share.

Finally, technological change is influencing how individuals and firms conduct their financial affairs and is changing the delivery channels for financial services. Financial technology providers, who invest substantial resources in developing and designing new technology (in particular digital and mobile technology), are beginning to offer more traditional banking products (either directly or through bank partnerships) and may in the future be able to provide additional services by obtaining a bank-like charter, such as the OCC’s fintech charter. As a result, the Company has had and will likely continue to have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network. Further, along with other participants in the financial services industry, the Company frequently attempts to introduce new technology-driven products and services that are aimed at allowing the Company to better serve customers and to reduce costs. The Company may not be able to effectively implement new technology-driven products and services that allow it to remain competitive or be successful in marketing these products and services to its customers.

Difficulties in obtaining regulatory approval for acquisitions and in combining the operations of acquired entities with the Company’s own operations may prevent M&T from achieving the expected benefits from its acquisitions.

M&T has expanded its business through past acquisitions and may do so in the future.  The Company’s ability to complete acquisitions is in many instances subject to regulatory approval, and the Company cannot be certain when or if, or on what terms and conditions, any required regulatory approvals would be granted. Any requisite approval could be delayed or not obtained at all, including due to, among other factors, an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approval, including factors not known at the time of entering into the definitive agreement for the acquisition or submission of the related application for regulatory approval, and factors that may arise subsequently; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment more generally.

In addition, inherent uncertainties exist when integrating the operations of an acquired entity. Acquiring other entities involves potential risks that could have a material adverse impact on the Company’s business, financial condition and results of operations, including:

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

M&T’s success depends, in large part, on its ability to attract and retain key individuals and to have a diverse workforce. Competition for qualified and diverse candidates in the activities in which the Company engages and markets that the Company serves is significant, and the Company may not be able to hire candidates and retain them. Growth in the Company’s business, including through acquisitions, may increase its need for additional qualified personnel. The Company is increasingly competing for personnel with financial technology providers and other less regulated entities who may not have the same limitations on compensation as the Company does. The increase in remote work arrangements and opportunities in regional, national and global labor markets has also increased competition for the Company to attract and retain skilled personnel. The Company’s current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable as compared to the arrangements offered by other companies, which could adversely affect the Company’s ability to attract and retain employees. If the Company is not able to hire or retain highly skilled and qualified individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.

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

As described further in the risk factor herein, the Company’s operational risks have been impacted by the COVID-19 pandemic and are generally expected to remain elevated until the pandemic subsides.

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

As cyber security threats continue to evolve, the Company expects to continue to expend significant additional resources to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. The techniques used by cyber security criminals change frequently, may not be recognized until launched and can be initiated by a variety of actors, including terrorist organizations and hostile foreign governments. These techniques may include attempts to fraudulently induce employees, customers or others to disclose sensitive information in order to gain access to data or systems. These risks may increase as the use of mobile payment and other Internet-based applications expands.

Further, third parties with which the Company does business, as well as vendors and other third parties with which the Company’s customers do business, can also be sources of information security risk to the Company, particularly where activities of customers are beyond the Company’s security and control systems, such as through the use of the Internet, personal computers, tablets, smart phones and other mobile services. Security breaches affecting the Company’s customers, or systems breakdowns, failures, security breaches or employee misconduct affecting such other third parties, may require the Company to take steps to protect the integrity of its own systems or to safeguard confidential information of the Company or its customers, thereby increasing the Company’s operational costs and adversely affecting its business. Additionally, successful cyber security attacks at other large financial institutions, whether or not the Company is impacted, could lead to a general loss of customer confidence in financial institutions that could negatively affect M&T, including harming the market perception of the effectiveness of the Company’s security measures or the financial system in general which could result in reduced use of the Company’s financial products. Though the Company has insurance against some cyber security risks and attacks, it may not be sufficient to offset the impact of a material loss event.

The Company, as well as third parties with which the Company does business, has expanded the use of cloud service providers, which providers could experience system breakdowns or failures, outages, downtime, cyber security-attacks, negative changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on the Company’s business and reputation. Thus, increasing the amount of infrastructure that the Company or its vendors and service providers outsource to the cloud or to other parties may increase M&T’s risk exposure. The failure to properly upgrade or maintain the computer systems could result in greater susceptibility to attacks, particularly in light of the greater frequency and severity of attacks in recent years, as well as the growing prevalence of supply chain attacks affecting software and information technology service providers. Failures related to upgrades and maintenance also increase risks related to unauthorized access and misuse, as well as the Company’s ability to achieve its business continuity and resiliency objectives.

The Company could incur higher costs, experience lower revenue, and suffer reputational damage in the event of the theft, loss or misuse of information, including due to a cyber security attack.

Like other financial services firms, the systems, networks and devices of the Company, its customers, employees, service providers or other third parties with whom the Company interacts continue to be the subject of attempted unauthorized access, denial-of-service attacks, computer viruses, hacking, malware, ransomware, phishing or other forms of social engineering, and cyber security attacks designed to obtain confidential information, destroy data, disrupt or degrade service, eliminate access or cause other damage. These threats may arise from human error, fraud on the part of employees, insiders or third parties or may result from accidental technology failure or vulnerabilities of suppliers through supply chain attacks. Further, cyber security and information security risks for financial institutions have generally increased because of, among other things, the growth of new technologies, the use of the internet and telecommunications technologies (including computers, smartphones, and other mobile devices outside the Company’s systems) by customers to conduct financial transactions, and the increased sophistication and activities of organized crime, fraudsters, hackers, terrorists, activists, instrumentalities of foreign governments and other external parties.

Although the Company believes that a robust suite of authentication and layered security controls, data encryption and tokenization, threat intelligence, anti-malware defenses and vulnerability management tools exist, the failure of any of these controls could result in a failure to detect, mitigate or remediate these risks in a timely manner. Further, as the Company expands its mobile and digital capabilities, cyber security risks increase.

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

Additionally, the Company is exposed to the risk that a service disruption at a common service provider to the Company’s third-party service providers could impede their ability to provide services to the Company. Notwithstanding any attempts to diversify its reliance on third parties, the Company may not be able to effectively mitigate operational risks relating to its vendors’ use of common service providers.

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

Many financial institutions, including the Company, have received inquiries from the United States Congress, regulators and other government authorities regarding implementation of provisions and programs under the CARES Act, and may also face the risk of litigation concerning their participation in the PPP under that Act. The Company’s involvement in these and other programs created in response to the COVID-19 pandemic may lead to additional government and regulatory inquiries and litigation in the future, any of which could negatively impact the Company’s business, reputation, financial condition and results of operations.

Business Risk

Changes in accounting standards could impact the Company’s financial condition and results of operations.

The accounting standard setters, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations.  In some cases, the Company could be required to apply a new or revised standard retroactively, which would result in the restating of the Company’s prior period financial statements. Information about recently adopted and not as yet adopted accounting standards is included in note 27 of Notes to Financial Statements included in Part II, Item 8 — Financial Statements and Supplemental Data of this Form 10-K.

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

Pandemics, acts of war or terrorism and other adverse external events could significantly impact the Company’s business.

Pandemics, acts of war or terrorism and other adverse external events, including severe weather and other natural disasters, could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company.

The Company’s assets, communities, operations, reputation and customers could be adversely affected by the impacts of climate risk.

The Company operates in regions where its businesses and the activities of its customers could be negatively impacted by climate risk.

This includes the physical risks resulting from chronic shifts in climate, such as rising average global temperatures and rising sea levels, and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados. Such chronic shifts and events could damage or otherwise impact the value or productivity of customers’ assets and disrupt the Company’s operations and the operations of customers or third parties on which the Company relies. They could also result in market volatility, negatively impact  the Company’s customers’ ability to repay outstanding loans, and damage or deteriorate the value of collateral. Over time such risks may result in both increasing premiums for and reduced availability of insurance and have a broader impact on the economy.

Further, climate risk may manifest from efforts to transition to a low-carbon economy. Transition risks may arise from changes in consumer and business preferences, legislation, regulation, policy, and technological advancement associated with the changes necessary to limit climate change. Such risks may result in increased expenses or otherwise adversely impact the Company and its customers, including the ability of customers to repay outstanding loans. The Company could experience increased expenses resulting from climate-related strategic planning and market changes, as well as litigation and reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced investor and stakeholder confidence due to its climate change strategy and responses. Ongoing legislative or regulatory uncertainties and changes regarding appropriate climate risk management and practices may also result in higher regulatory, compliance and other expenses.

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

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned by M&T Bank. M&T, M&T Bank and their subsidiaries occupy approximately 98% of the building and the remainder is leased to non-affiliated tenants. At December 31, 2021, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $24.3 million.

M&T Bank owns and occupies an additional facility in Buffalo, New York (known as M&T Center) with approximately 395,000 rentable square feet of space.  At December 31, 2021, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $10.8 million.

M&T Bank also owns and occupies three separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 290,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $25.5 million at December 31, 2021.

M&T Bank owns facilities in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 100% of Wilmington Center and approximately 8% of Wilmington Plaza. At December 31, 2021, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $40.3 million and $14.0 million, respectively.

M&T Bank also owns facilities in Millsboro, Delaware and Harrisburg, Pennsylvania with approximately 325,000 and 220,000 rentable square feet of space, respectively. M&T Bank occupies approximately 100% and 29% of those facilities, respectively. At December 31, 2021, the cost of those buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $15.4 million and $8.4 million, respectively.

M&T owns many other properties none which have more than 100,000 square feet of space. The Company also leases office space and other facilities to support its business operations. The cost and accumulated depreciation and amortization of the Company’s premises and equipment and information regarding the Company’s lease arrangements is detailed in note 6 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

Of the 688 domestic banking office locations of M&T’s subsidiary banks at December 31, 2021, 268 are owned and 420 are leased.

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

René F. Jones, age 57, is chief executive officer, chairman of the board and a director of M&T and M&T Bank (2017).  Previously, he was an executive vice president (2006) of M&T and a vice chairman (2014) of M&T Bank with responsibility for the Company’s Wealth and Institutional Services Division, Treasury Division, and Mortgage and Consumer Lending Divisions. Previously, Mr. Jones served as chairman of the board and a director (2014) of Wilmington Trust Investment Advisors, a director (2007) of M&T Insurance Agency, chief financial officer (2005) of M&T, M&T Bank and Wilmington Trust, N.A. and had held a number of management positions within M&T Bank’s Finance Division since 1992.

Richard S. Gold, age 61, is president, chief operating officer and a director of M&T and M&T Bank (2017).  Mr. Gold oversees the Consumer Banking, Business Banking, Legal and Human Resources Divisions. Previously, he was an executive vice president (2006) and chief risk officer (2014) of M&T and was a vice chairman and chief risk officer (2014) of M&T Bank. Mr. Gold had been responsible for overseeing the Company’s governance and strategy for risk management, as well as relationships with key regulators and supervisory agencies.  He served as chairman, president and chief executive officer (2018) of Wilmington Trust N.A., as a senior vice president of M&T Bank from 2000 to 2006 and has held a number of management positions since he began his career with M&T Bank in 1989.  Mr. Gold is a director (2017) of Wilmington Trust, N.A and a director (2020) of Wilmington Trust Company.

Kevin J. Pearson, age 60, is vice chairman (2020) and a director (2018) of M&T and is vice chairman (2014) and a director (2018) of M&T Bank. He is a member of the Directors Advisory Council (2006) of the New York City/Long Island Division of M&T Bank. Mr. Pearson has oversight of the Commercial Banking, Credit, Technology and Banking Operations, and Wealth and Institutional Services Divisions. Previously, Mr. Pearson served as an executive vice president of M&T and M&T Bank, and has held a number of management positions since he began his career with M&T Bank in 1989. He is chairman of the board and a director (2018) of Wilmington Trust Company, chairman of the board (2020) and a director (2014) of Wilmington Trust, N.A., and a director (2018) of Wilmington Trust Investment Advisors.

Robert J. Bojdak, age 66, is an executive vice president and chief credit officer (2004) for M&T Bank where he is responsible for managing the overall risk involving the bank’s loan portfolio, monitoring portfolio metrics and workout activities. He is an executive vice president (2004) of Wilmington Trust, N.A. and an executive vice president (2020) of Wilmington Trust Company. Previously from April 2002 to April 2004, Mr. Bojdak served as senior vice president and credit deputy for M&T Bank and as a director (2004) of Wilmington Trust, N.A.

John L. D’Angelo, age 59, is an executive vice president (2017) and director of environmental, social, and governance (“ESG”) (2021) of M&T and M&T Bank. Mr. D’Angelo is responsible for designing, implementing and measuring the formal strategy to establish M&T Bank as a leader in ESG and sustainable business practices. He served as chief risk officer (2017), senior vice president and general auditor of M&T and M&T Bank from 2005 to 2017 and has held a number of positions since he began his career with M&T Bank in 1987.

Christopher E. Kay, age 56, is an executive vice president (2018) of M&T and M&T Bank, and is responsible for all aspects of Consumer Banking, including the Mortgage, Consumer Lending and Retail businesses, and Business Banking and Marketing.  Prior to joining M&T in 2018, Mr. Kay served as chief innovation officer at Humana from 2014 to 2018 and as managing director of Citi Ventures from 2007 to 2013.

Darren J. King, age 52, is an executive vice president (2010) and chief financial officer (2016) of M&T and executive vice president (2009) and chief financial officer (2016) of M&T Bank. Mr. King has responsibility for the overall financial management of the Company and oversees the Finance and Treasury Divisions.  Prior to his current role, Mr. King was the Retail Banking executive with responsibility for overseeing Business Banking, Consumer Deposits, Consumer Lending and M&T Bank’s Marketing and Communications team. Mr. King previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 2000. Mr. King is an executive vice president (2009) and chief financial officer (2016) of Wilmington Trust, N.A. and a director of M&T Insurance Agency (2018).

Gino A. Martocci, age 56, is an executive vice president (2014) of M&T and M&T Bank, and is responsible for managing M&T Bank’s commercial banking lines of business.  Mr. Martocci is responsible for directing strategic growth and business line development activities across the Company’s footprint for commercial customers.  Previously, Mr. Martocci co-managed M&T Bank’s commercial banking lines of business. Mr. Martocci was a senior vice president of M&T Bank from 2002 to 2013, serving in a number of management positions and was a member of the Directors Advisory Council of the New Jersey Division (2015) of M&T Bank. He is chairman of the board (2018) and a director (2009) of M&T Realty Capital, and a member of the Directors Advisory Council of the New York City/Long Island Division (2013) of M&T Bank and its Mortgage Investment Committee.

Doris P. Meister, age 66, is an executive vice president (2016) of M&T and M&T Bank, and is responsible for overseeing the Company’s wealth management business, including Wilmington Trust Wealth Management, M&T Securities and Wilmington Trust Investment Advisors. Ms. Meister is an executive vice president and a director (2016) of Wilmington Trust, N.A., an executive vice president and director of Wilmington Trust Company (2016) and chairman of the board, chief executive officer and a director (2017) of Wilmington Trust Investment Advisors. Prior to joining M&T in 2016, Ms. Meister served as President of U.S. Markets for BNY Mellon Wealth Management from 2009 to 2016 and prior to that was a Managing Director of the New York office of Bernstein Global Wealth Management.

Michael J. Todaro, age 60, is an executive vice president (2015) and chief risk officer (2021) of M&T and M&T Bank.  Mr. Todaro is responsible for overseeing the Company’s governance and strategy for risk management as well as relationships with the Company’s regulators and supervisory agencies. Previously, Mr. Todaro was responsible for the Mortgage, Consumer Lending and Customer Asset Management Divisions. Most recently he was responsible for Enterprise Transformation activities. Mr. Todaro previously served as senior vice president of M&T Bank and held a number of management positions within M&T Bank’s Mortgage Division since 1995. He is an executive vice president (2015), chief risk officer (2021) and a director (2021) of Wilmington Trust, N.A. and an executive vice president (2021) and a director (2021) of Wilmington Trust Company.

Michele D. Trolli, age 60, is an executive vice president (2005) and head of corporate operations and enterprise initiatives (2018) of M&T and M&T Bank. Previously, she was chief information officer (2005) of M&T and M&T Bank. Ms. Trolli leads a wide range of the Company’s Banking Operations, which includes Banking Services, Corporate Services, Business Continuity and Enterprise Transformation and Change Management.

D. Scott N. Warman, age 56, is an executive vice president (2009) and treasurer (2008) of M&T and M&T Bank. He is responsible for managing the Company’s Treasury Division, including asset/liability management, funding, investment and derivative portfolio management, capital markets foreign exchange trading and sales. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is an executive vice president and treasurer of Wilmington Trust, N.A. (2008) and is an executive vice president and treasurer of Wilmington Trust Company (2012).

Jennifer Warren, age 57, is an executive vice president (2022) of M&T and M&T Bank.  Ms. Warren is responsible for managing administrative and business development functions of Institutional Client Services within the Wealth and Institutional Services Division. Prior to joining the Company, Ms. Warren was chief executive officer of Issuer Services, North America for Computershare from 2018 to 2021. Ms. Warren previously served as head of the U.S. region and president and chief executive officer of CIBC World Markets Corp., where she worked for nearly 12 years.

Tracy S. Woodrow, age 48, is an executive vice president and chief human resources officer (2020) of M&T and M&T Bank.  Ms. Woodrow is responsible for managing the Company’s Human Resources Division.  She is an executive vice president (2020) of Wilmington Trust, N.A. and Wilmington Trust Company.  Ms. Woodrow previously served as the Bank Secrecy Act / Anti-Money Laundering / Office of Foreign Assets Control Officer (2013) for M&T, M&T Bank and Wilmington Trust, N.A.

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

During the fourth quarter of 2021, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2019 Equity Incentive Compensation Plan, which has been previously approved by shareholders and the M&T Bank Corporation Deferred Bonus Plan, which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2021, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	635,864	$162.73	2,299,502
Equity compensation plans not approved by security holders	13,319	78.02	—
Total	649,183	$160.99	2,299,502

(1)

As of December 31, 2021, a total of 2,450 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $70.53 per common share.

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

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Nasdaq Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2016 and ending on December 31, 2021. The KBW Nasdaq Bank Index is a modified market capitalization weighted index consisting of 24 banking stocks representing leading large U.S. national money centers, regional banks and thrift institutions.

Comparison of Five-Year Cumulative Return*

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
M&T Bank Corporation
KBW Nasdaq Bank Index
S&P 500 Index

Shareholder Value at Year End*

	2016	2017	2018	2019	2020	2021
M&T Bank Corporation	100	111	95	116	90	112
KBW Nasdaq Bank Index	100	119	98	133	119	165
S&P 500 Index	100	122	116	153	181	233

* Assumes a $100 investment on December 31, 2016 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2021, M&T purchased shares of its common stock as follows:

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

October 1 - October 31, 2021	—	$—	—	$800,000,000
November 1 - November 30, 2021	—	—	—	800,000,000
December 1 - December 31, 2021	—	—	—	800,000,000
Total	—	$—	—

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

(2)

On January 20, 2021, M&T’s Board of Directors authorized a stock repurchase program to repurchase up to $800 million of common shares, with the exact number, timing, price and terms of such repurchases to be determined at the discretion of management and subject to all regulatory limitations. No common shares were repurchased during 2021.

Item 6.	Selected Financial Data [Reserved].
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $155.1 billion at December 31, 2021. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are Manufacturers and Traders Trust Company (“M&T Bank”) and Wilmington Trust, National Association (“Wilmington Trust, N.A.”).

M&T Bank, with total assets of $154.7 billion at December 31, 2021, is a New York-chartered commercial bank with 688 domestic banking offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia, and a full-service commercial banking office in Ontario, Canada. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. M&T Bank lends to consumers residing in the states noted above and to small and medium-size businesses based in those areas, although loans are also originated through offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include: M&T Realty Capital

Corporation, a multifamily commercial mortgage lender; M&T Securities, Inc., which provides institutional brokerage and securities services; Wilmington Trust Investment Advisors, Inc., which serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and M&T Insurance Agency, Inc., an insurance agency.

Wilmington Trust, N.A. is a national bank with total assets of $12.0 billion at December 31, 2021. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services.

Financial results during 2020 and 2021 were adversely impacted by the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic. Large portions of the U.S. economy were severely impacted throughout much of those two years and as a result, many commercial and consumer customers were negatively affected. The effects of the pandemic resulted in the Company recognizing an elevated provision for credit losses during 2020 that reflected projections of credit losses based on macroeconomic forecasts that were based on then existing economic conditions. As a result, the Company recorded a provision for credit losses of $800 million in 2020. Improvements in economic conditions and forecasts throughout 2021 led the Company to recognize a provision recapture of $75 million in that year. In response to the pandemic, the Federal Reserve took actions to lower interest rates that have negatively affected the Company’s net interest income since the beginning of the pandemic.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In addition to providing financial assistance to both businesses and consumers, the CARES Act created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations resulting from the pandemic, and provided financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings to account for the effects of COVID-19. The bank regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers that were unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings nor be reported as past due.

The CARES Act also provided funding opportunities for small businesses under the Paycheck Protection Program (“PPP”) from approved Small Business Administration (“SBA”) lenders, including M&T Bank. For commercial and consumer customers, the Company provided a host of relief options, such as payment deferrals (including maturity extensions), loan covenant waivers and low interest rate loan products. M&T Bank funded approximately $7.0 billion of PPP loans during 2020 and another $2.9 billion in 2021, of which $1.2 billion remained outstanding at December 31, 2021.

The national effort to mitigate the pandemic has resulted in a challenging environment for businesses and their employees. The Company has taken actions designed to help provide a safe environment for its customers and employees and to provide relief to customers in a variety of ways. Examples of those actions include:

• The deployment of a Pandemic Response Plan to manage the pandemic’s effects on operations, employees and customers, including seeking to ensure employee safety, maintaining continuity of operations and service levels for customers, preserving the Company’s financial strength, and complying with applicable laws and regulations. Actions have included placing restrictions on travel, implementing social distancing, health screening, sanitation and other protocols, and mandating for all employees whose jobs can be performed remotely to work from home where possible. In accordance with changes in Federal guidelines (e.g. the Centers for Disease Control and Prevention) and state and local regulations, the Company has begun to roll back certain of these measures;

• The vast majority of the Company’s non-branch employees continued to work remotely during 2021; the Company is preparing to employ an operating model consisting of onsite, hybrid and fully remote employee work schedules when COVID-19 infections and hospitalizations stabilize;

• M&T Bank branches remain open, with open lobbies and normal access to drive-through windows and ATMs; and

• Some loan customers are still receiving COVID-19 related relief in various forms, including modification and forbearance requests as of December 31, 2021 as described herein and in note 4 of Notes to Financial Statements.

On February 22, 2021 M&T announced that it had entered into a definitive agreement with People’s United Financial, Inc. (“People’s United”) under which People’s United will be acquired by M&T in an all-stock transaction.  Pursuant to the terms of the agreement, People’s United shareholders will receive consideration valued at .118 of an M&T share in the form of M&T common stock.  People’s United outstanding preferred stock will be converted to a new series of M&T preferred stock upon completion of the acquisition.  The transaction is valued at approximately $7.8 billion (with the price based on M&T’s closing price of $153.58 per share as of December 31, 2021).

As of December 31, 2021, People’s United reported $64.6 billion of assets, including $37.9 billion of loans and $10.8 billion of investment securities, $56.7 billion of liabilities, including $53.8 billion of deposits, and $7.9 billion of stockholders’ equity.  The merger has been approved by the common shareholders of M&T and People’s United, the New York State Department of Financial Services and Connecticut Department of Banking but remains subject to approval by the Board of Governors of the Federal Reserve System.  The merger is expected to be completed promptly after the parties have obtained approval and satisfied other customary closing conditions.

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

•

Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as trading assets, most investment securities, and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations, capitalized servicing assets, pension and other postretirement benefit obligations, estimated residual values of property associated with leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations, financial condition or disclosures of fair value information. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that  require recognition of a loss in the consolidated statement of income. Examples include certain investments, capitalized servicing assets, goodwill and core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 3, 4, 7, 8, 13, 19, 20 and 21 of Notes to Financial Statements.

•

Commitments, contingencies and off-balance sheet arrangements — Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 22 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations.  Information regarding the Company’s income taxes is presented in note 14 of Notes to Financial Statements. The recognition or de-recognition in the Company’s consolidated financial statements of assets and liabilities held by so-called variable interest entities is subject to the interpretation and application of complex accounting pronouncements or interpretations that require management to estimate and assess the relative significance of the Company’s financial interests in those entities and the degree to which the Company can influence the most important activities of the entities. Information relating to the Company’s involvement in such entities and the accounting treatment afforded each such involvement is included in note 20 of Notes to Financial Statements.

Overview

Net income recorded by the Company in 2021 was $1.86 billion or $13.80 of diluted earnings per common share, representing an increase of 37% and 39%, respectively, from $1.35 billion or $9.94 of diluted earnings per common share in 2020. Basic earnings per common share also increased 39% to $13.81 in 2021 from $9.94 in 2020. In connection with M&T’s pending acquisition of People’s United, the after-tax impact of merger-related expenses was $34 million ($44 million pre-tax), or $.25 of basic and diluted earnings per common share in 2021.  Merger-related expenses largely consisted of professional services related to planned integration efforts associated with the merger. There were no merger-related expenses during 2020 and 2019. Net income in 2019 totaled $1.93 billion, while diluted and basic earnings per common share were $13.75 and $13.76, respectively. Expressed as a rate of return on average assets, net income in 2021 was 1.22%, compared with 1.00% in 2020 and 1.61% in 2019. The return on average common shareholders’ equity was 11.54% in 2021, 8.72% in 2020 and 12.87% in 2019.

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease)(a)										Compound Growth Rate
2020 to 2021		2019 to 2020								5 Years
Amount	%	Amount	%		2021	2020	2019	2018	2017	2016 to 2021

$(256.5)	(6)	$(692.4)	(14)	Interest income(b)	$3,953.5	$4,210.0	$4,902.4	$4,620.6	$4,202.4	—%
(212.4)	(65)	(422.9)	(56)	Interest expense	114.0	326.4	749.3	526.4	386.8	(23)
(44.1)	(1)	(269.5)	(6)	Net interest income(b)	3,839.5	3,883.6	4,153.1	4,094.2	3,815.6	2
(875.0)	(109)	624.0	355	Less: provision for credit losses	(75.0)	800.0	176.0	132.0	168.0	—
(11.8)	—	(27.4)	—	Gain (loss) on bank investment securities	(21.2)	(9.4)	18.0	(6.3)	21.3	—
90.3	4	54.2	3	Other income	2,188.2	2,097.9	2,043.7	1,862.3	1,829.9	4
				Less:
95.0	5	49.9	3	Salaries and employee benefits	2,045.7	1,950.7	1,900.8	1,752.3	1,648.8	5
131.4	9	(133.4)	(9)	Other expense	1,565.9	1,434.5	1,567.9	1,535.8	1,491.5	2
683.0	38	(783.2)	(30)	Income before income taxes	2,469.9	1,786.9	2,570.1	2,530.1	2,358.5	3
				Less:
(2.6)	(15)	(5.6)	(24)	Taxable-equivalent adjustment(b)	14.7	17.3	22.9	21.9	34.6	(11)
180.0	43	(201.7)	(33)	Income taxes	596.4	416.4	618.1	590.1	915.6	(4)
$505.6	37	$(575.9)	(30)	Net income	$1,858.8	$1,353.2	$1,929.1	$1,918.1	$1,408.3	7%

(a)	Changes were calculated from unrounded amounts.
(b)

Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 26% in 2018-2021 and 39% in prior years.

Financial results for 2021 and 2020 were adversely impacted by the COVID-19 pandemic. Large portions of the U.S. economy were substantially curtailed for extended periods of time and, as a result, many commercial and consumer customers were adversely impacted. Specifically, those adverse economic impacts, coupled with an accounting change noted herein, resulted in the Company recognizing significantly higher provisions for credit losses during 2020 as compared with previous years.  An improvement in economic conditions during 2021 led the Company to recapture provision for credit losses of $75 million in 2021 compared with provisions for credit losses of $800 million in 2020 and $176 million in 2019.  The 2020 and 2021 periods reflect the amended accounting guidance for the measurement of expected credit losses on financial instruments. Prior to 2020, the provision for credit losses reflected incurred losses only.  In response to the pandemic, the Federal Reserve took actions to lower interest rates that have negatively affected the Company’s net interest income since the beginning of the pandemic.  Taxable-equivalent net interest income totaled $3.84 billion, $3.88 billion and $4.15 billion in 2021, 2020 and 2019, respectively.

Economic forecasts improved in 2021 resulting in a recapture of provision for credit losses in 2021 compared with significant provision for credit losses recorded in the prior year. During 2020, economic forecasts utilized during each interim period resulted in higher estimates of expected credit losses in the Company’s loan portfolio than at January 1, 2020, resulting in higher levels of the provision for credit losses in each of those quarters as compared with the comparable 2019 periods. Specifically, the level of the provision in 2020 reflected the ongoing impacts of the pandemic on economic activity in the hospitality and retail sectors, the uncertainty at December 31, 2020 as to the sufficiency and effectiveness of economic stimulus provided by the U.S. government to the economy, and concerns about ultimate collectability of real estate loans where the borrowers requested re-payment forbearance. Concerns remain about large sectors of the economy, including the hotel, healthcare and office space sectors. The allowance for credit losses for commercial real estate loans remains elevated as a result. The Company expects that it will likely continue to be impacted by the COVID-19 pandemic after December 31, 2021. Specifically, the Company expects that the following balance sheet and income statement categories could be affected:

• Net interest income and net interest margin – the low interest rate environment will continue to negatively affect the Company’s net interest margin until the level of general interest rates rises;

• Provision for credit losses – although the economy has experienced a recovery in 2021, it is possible that economic assumptions used to calculate the allowance for credit losses at the end of future reporting periods could deteriorate, resulting in higher levels of the provision and allowance for credit losses. In addition, the impact on borrowers’ ability to repay loans could be negatively affected, potentially leading to increased charge-offs;

• A resurgence of the pandemic or emergence of COVID-19 variants in large parts of the country may impact customer demand for many of the Company’s products and services, in particular credit and deposit-related products and services.

Effective January 1, 2020, M&T adopted amended accounting guidance for the measurement of credit losses on financial instruments. That guidance required an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The accounting guidance replaced the previous incurred loss model for determining the allowance for credit losses. The adoption of the amended guidance resulted in a $132 million increase in the allowance for credit losses as of January 1, 2020. Additional information on the amended accounting guidance is provided under the heading “Provision for Credit Losses” and in note 5 of Notes to Financial Statements.

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

Reflecting the matters discussed previously, taxable-equivalent net interest income was $3.84 billion in 2021, compared with $3.88 billion in 2020. That decline resulted from a 40 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 2.76% in 2021 from 3.16% in 2020, partially offset by the impact of an increase in average earning assets to $139.1 billion in 2021 from $122.9 billion in 2020. The increase in average earning assets resulted from higher amounts of low-yielding balances maintained by the Company at the Federal Reserve Bank (“FRB”) of New York. Taxable-equivalent net interest income decreased 6% in 2020 from $4.15 billion in 2019.  That decrease resulted from a 68 basis point narrowing of the net interest margin from 3.84% in 2019, partially offset by the impact of an increase in average earning assets from $108.2 billion in 2019 that reflected higher balances of loans and amounts held at the FRB of New York.

The provision for credit losses declined significantly in 2021 resulting in a recapture of previously recorded provisions of $75 million, compared with a provision for credit losses of $800 million recorded in 2020. The provision in 2019 was $176 million. Net charge-offs in 2021, 2020 and 2019 were $192 million, $247 million and $144 million, respectively.

Other income totaled $2.17 billion in 2021, $2.09 billion in 2020 and $2.06 billion in 2019.  As compared with 2020, higher amounts of trust income, service charges on deposit accounts, and brokerage services income in 2021 were partially offset by lower trading account and foreign exchange gains, a higher loss on bank investment securities and less in distributions from Bayview Lending Group LLC (“BLG”).  Comparing 2020 with 2019, a 24% rise in mortgage banking revenues, higher trust income and increased income from BLG were partially offset by a declines in service charges on deposit accounts, trading account and foreign exchange gains and loan syndication fees.

Other expense totaled $3.61 billion in 2021, compared with $3.39 billion in 2020 and $3.47 billion in 2019. Included in those amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $10 million, $15 million and $19 million in 2021, 2020 and 2019, respectively, and merger-related expenses of $44 million in 2021. No merger-related expenses were recorded in 2020 and 2019. Exclusive of those nonoperating expenses, noninterest operating expenses totaled $3.56 billion in 2021, compared with $3.37 billion in 2020 and $3.45 billion in 2019. The higher level of such expenses in 2021 as compared with 2020 was due to increased costs for salaries and employee benefits, outside data processing and software, FDIC assessments, and professional services. Contributing to the lower level of noninterest operating expenses in 2020 as compared with 2019 were decreased costs for professional services, legal-related matters, advertising and marketing, travel and entertainment, and a $48 million charge in the second quarter of 2019 associated with the sale of an equity investment in an asset manager.  Those factors were partially offset by higher costs for salaries and employee benefits, outside data processing and software, increases to the valuation allowance for capitalized residential mortgage servicing rights and $14 million of expenses related to the planned transition of the support for the Company’s retail brokerage and advisory business to the platform of LPL Financial.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 59.0% in 2021, compared with 56.3% and 55.7% in 2020 and 2019, respectively. The calculations of the efficiency ratio are presented in table 2.

The Company’s effective tax rate was 24.3% in 2021 and 2019, compared with 23.5% in 2020.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $4.6 billion at each of December 31, 2021 and 2020, consisting predominantly of goodwill. Amortization of core deposit and other intangible assets, after-tax effect, totaled $8 million, $11 million and $14 million during 2021, 2020 and 2019, respectively.

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains (when realized) and expenses (when incurred) associated with merging acquired or to be acquired operations with and into the Company, since such items are considered by management to be “nonoperating” in nature. In 2021, those merger-related expenses generally consisted of professional services, reflecting legal expenses and technology-related efforts to prepare for the integration of People’s United’s systems with those of the Company, and printing costs associated with the production of the joint proxy statement/prospectus distributed to the shareholders of M&T and People’s United. Such expenses totaled $44 million ($34 million after-tax) in 2021. There were no merger-related gains or expenses in 2020 and 2019. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $1.90 billion in 2021, $1.36 million in 2020, and $1.94 billion in 2019. Diluted net operating earnings per common share were $14.11 in 2021, $10.02 in 2020 and $13.86 in 2019.

Net operating income expressed as a rate of return on average tangible assets was 1.28% in 2021, compared with 1.04% in 2020 and 1.69% in 2019. Net operating income represented a return on average tangible common equity of 16.80% in 2021, compared with 12.79% in 2020 and 19.08% in 2019.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2021	2020	2019
Income statement data
Dollars in thousands, except per share
Net income
Net income	$1,858,746	$1,353,152	$1,929,149
Amortization of core deposit and other intangible assets(a)	7,532	10,993	14,359
Merger-related expenses(a)	33,560	—	—
Net operating income	$1,899,838	$1,364,145	$1,943,508
Earnings per common share
Diluted earnings per common share	$13.80	$9.94	$13.75
Amortization of core deposit and other intangible assets(a)	.06	.08	.11
Merger-related expenses(a)	.25	—	—
Diluted net operating earnings per common share	$14.11	$10.02	$13.86
Other expense
Other expense	$3,611,623	$3,385,240	$3,468,682
Amortization of core deposit and other intangible assets	(10,167)	(14,869)	(19,490)
Merger-related expenses	(43,860)	—	—
Noninterest operating expense	$3,557,596	$3,370,371	$3,449,192
Merger-related expenses
Salaries and employee benefits	$176	$—	$—
Equipment and net occupancy	341	—	—
Outside data processing and software	1,119	—	—
Advertising and marketing	866	—	—
Printing, postage and supplies	2,965	—	—
Other costs of operations	38,393	—	—
Other expense	$43,860	$—	$—
Efficiency ratio
Noninterest operating expense (numerator)	$3,557,596	$3,370,371	$3,449,192
Taxable-equivalent net interest income	$3,839,509	$3,883,605	$4,153,127
Other income	2,166,994	2,088,444	2,061,679
Less: Gain (loss) on bank investment securities	(21,220)	(9,421)	18,037
Denominator	$6,027,723	$5,981,470	$6,196,769
Efficiency ratio	59.0%	56.3%	55.7%
Balance sheet data
In millions
Average assets
Average assets	$152,669	$135,480	$119,584
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(8)	(21)	(38)
Deferred taxes	2	5	10
Average tangible assets	$148,070	$130,871	$114,963
Average common equity
Average total equity	$16,909	$15,991	$15,718
Preferred stock	(1,438)	(1,250)	(1,272)
Average common equity	15,471	14,741	14,446
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(8)	(21)	(38)
Deferred taxes	2	5	10
Average tangible common equity	$10,872	$10,132	$9,825
At end of year
Total assets
Total assets	$155,107	$142,601	$119,873
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(4)	(14)	(29)
Deferred taxes	1	4	7
Total tangible assets	$150,511	$137,998	$115,258
Total common equity
Total equity	$17,903	$16,187	$15,717
Preferred stock	(1,750)	(1,250)	(1,250)
Common equity	16,153	14,937	14,467
Goodwill	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(4)	(14)	(29)
Deferred taxes	1	4	7
Total tangible common equity	$11,557	$10,334	$9,852

(a)	After any related tax effect.

Net Interest Income/Lending and Funding Activities

Taxable-equivalent net interest income was $3.84 billion in 2021, compared with $3.88 billion in 2020.  The decrease in 2021 was primarily attributable to a 40 basis point narrowing of the net interest margin to 2.76% in 2021 from 3.16% in 2020 reflecting lower yields on loans offset, in part, by lower rates paid on deposits, and reduced balances of investment securities. Those net impacts were partially offset by increased deposits held at the FRB of New York that serve to increase net interest income, but, due to their low yield, reduce the reported net interest margin.

Average earnings assets were $139.1 billion and $122.9 billion in 2021 and 2020, respectively. Average loans and leases were $96.6 billion in both 2021 and 2020. Average balances of commercial loans and leases decreased $2.3 billion or 8% to $25.2 billion in 2021 from $27.5 billion in 2020. That decrease was largely the result of a decline in average balances of PPP loans due to loan forgiveness by the SBA, lower dealer floor plan balances reflecting automobile production and inventory issues experienced by the industry and subdued loan demand by commercial customers, in general. PPP loans averaged $4.1 billion in 2021 compared with $4.4 billion in 2020. Average commercial real estate loan balances were up $336 million or 1% to $37.3 billion in 2021 from $37.0 billion in 2020. Consumer loans averaged $17.3 billion in 2021, an increase of $1.4 billion or 9% from $15.9 billion in 2020, due to growth in recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) and, to a lesser extent, automobile loans that was partially offset by declines in average outstanding balances of home equity loans and lines of credit. Average residential real estate loans were $16.8 billion and $16.2 billion in 2021 and 2020, respectively, reflecting repurchases of government-guaranteed loans from Ginnie Mae pools that are serviced by the Company. The Company repurchases government-guaranteed loans to reduce associated servicing costs, namely a requirement to advance principal and interest payments that had not been received from individual mortgagors, including payments deferred under COVID-19 forbearance arrangements. The loans repurchased from Ginnie Mae pools averaged $3.3 billion in 2021, up from $2.6 billion in 2020. Additionally, late in the third quarter of 2021 the Company began to retain recently originated residential mortgage loans in portfolio rather than sell such loans. These increases were offset by the ongoing repayments of loans by customers.

Net interest income expressed on a taxable-equivalent basis aggregated $3.88 billion in 2020, down 6% from $4.15 billion in 2019. That decline primarily resulted from a 68 basis point narrowing of the net interest margin, largely the result of declines in yields on loans and balances held at the FRB of New York, reflecting the lower interest rate environment due to actions initiated by the Federal Reserve to decrease its target Federal funds rate three times in the second half of 2019 (each by a .25% increment) and twice in March of 2020 (first by .50%, then another by 1.0%). The lower net interest margin was partially offset by the impact of a $14.6 billion, or 14%, increase in average earning assets to $122.9 billion in 2020 from $108.2 billion in 2019 that reflected increases in average loan and lease balances of $7.1 billion and in interest-bearing deposits at banks of $8.5 billion, partially offset by a decline in average balances of investment securities of $3.4 billion.

Average loans and leases rose $7.1 billion, or 8%, in 2020 from $89.5 billion in 2019. Average balances of commercial loans and leases increased $4.2 billion or 18% to $27.5 billion in 2020 from $23.3 billion in 2019. That increase was the result of average outstanding PPP loans of $4.4 billion that were predominantly funded in the second quarter of 2020. Average commercial real estate loan balances were up $2.1 billion or 6% to $37.0 billion in 2020 from $34.9 billion in 2019. Consumer loans averaged $15.9 billion in 2020, up $1.2 billion or 9% from $14.6 billion in 2019, due to growth in recreational finance loans and automobile loans that was partially offset by declines in outstanding balances of home equity loans and lines of credit. Average residential real estate loans were $16.2 billion in 2020 and $16.7 billion in 2019, reflecting ongoing payments by customers, partially offset by repurchases of government-guaranteed loan from Ginnie Mae pools. These repurchased loans averaged $2.6 billion in 2020, up from $889 million in 2019.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2021			2020			2019			2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions of dollars; interest in thousands of dollars)
Assets
Earning assets
Loans and leases, net of unearned discount(a)
Commercial, financial, etc.	$25,191	$902,958	3.58%	27,520	941,419	3.42%	23,306	1,118,850	4.80%	21,832	1,003,462	4.60%	21,981	853,389	3.88%
Real estate — commercial	37,321	1,498,089	3.96	36,986	1,651,448	4.39	34,885	1,842,472	5.21	33,682	1,712,247	5.01	33,196	1,481,427	4.40
Real estate — consumer	16,770	595,496	3.55	16,215	618,597	3.82	16,665	708,555	4.25	18,330	766,552	4.18	21,013	832,574	3.96
Consumer	17,331	767,167	4.43	15,884	780,803	4.92	14,638	794,913	5.43	13,555	703,919	5.19	12,625	608,253	4.82
Total loans and leases, net	96,613	3,763,710	3.90	96,605	3,992,267	4.13	89,494	4,464,790	4.99	87,399	4,186,180	4.79	88,815	3,775,643	4.25
Interest-bearing deposits at banks	35,829	47,491	.13	15,329	32,956	.21	6,783	141,397	2.08	5,614	108,182	1.93	5,578	61,326	1.10
Federal funds sold and agreements to resell securities	167	202	.12	2,717	6,985	.26	327	5,507	1.68	1	23	1.95	—	6	1.56
Trading account	50	942	1.89	53	1,111	2.10	68	1,842	2.72	58	1,479	2.55	71	1,202	1.70
Investment securities(b)
U.S. Treasury and federal agencies	5,736	128,593	2.24	7,454	164,263	2.20	10,755	261,351	2.43	12,915	299,543	2.32	14,701	336,446	2.29
Obligations of states and political subdivisions	1	30	5.87	3	125	4.98	7	298	4.48	16	747	4.58	43	1,951	4.62
Other	672	12,548	1.87	708	12,293	1.74	788	27,272	3.46	763	24,454	3.21	794	25,791	3.25
Total investment securities	6,409	141,171	2.20	8,165	176,681	2.16	11,550	288,921	2.50	13,694	324,744	2.37	15,538	364,188	2.34
Total earning assets	139,068	3,953,516	2.84	122,869	4,210,000	3.43	108,222	4,902,457	4.53	106,766	4,620,608	4.33	110,002	4,202,365	3.82
Allowance for credit losses	(1,620)			(1,503)			(1,030)			(1,019)			(1,012)
Cash and due from banks	1,446			1,327			1,294			1,312			1,295
Other assets	13,775			12,787			11,098			9,900			10,575
Total assets	$152,669			135,480			119,584			116,959			120,860
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$70,879	32,999	.05	63,590	146,700	.23	54,610	368,004	.67	52,102	215,411	.41	53,399	133,177	.25
Time deposits	3,263	18,635	.57	4,960	66,280	1.34	6,309	95,426	1.51	6,025	51,423	.85	8,161	61,505	.75
Deposits at Cayman Islands office	181	201	.11	1,117	4,054	.36	1,367	21,917	1.60	394	5,633	1.43	185	1,186	.64
Total interest-bearing deposits	74,323	51,835	.07	69,667	217,034	.31	62,286	485,347	.78	58,521	272,467	.47	61,745	195,868	.32
Short-term borrowings	68	7	.01	62	28	.05	1,059	24,741	2.34	331	5,386	1.63	205	1,511	.74
Long-term borrowings	3,537	62,165	1.76	5,803	109,333	1.88	7,703	239,242	3.11	8,845	248,556	2.81	8,302	189,372	2.28
Total interest-bearing liabilities	77,928	114,007	.14	75,532	326,395	.43	71,048	749,330	1.05	67,697	526,409	.78	70,252	386,751	.55
Noninterest-bearing deposits	55,666			41,683			30,763			31,893			32,520
Other liabilities	2,166			2,274			2,055			1,739			1,793
Total liabilities	135,760			119,489			103,866			101,329			104,565
Shareholders’ equity	16,909			15,991			15,718			15,630			16,295
Total liabilities and shareholders’ equity	$152,669			135,480			119,584			116,959			120,860
Net interest spread			2.70			3.00			3.48			3.55			3.27
Contribution of interest-free funds			.06			.16			.36			.28			.20
Net interest income/margin on earning assets		$3,839,509	2.76%		3,883,605	3.16%		4,153,127	3.84%		4,094,199	3.83%		3,815,614	3.47%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2021 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase
		(Decrease) from

	2021	2020 to 2021	2019 to 2020
	(In millions)

Commercial, financial, etc.	$25,191	(8)%	18%
Real estate — commercial	37,321	1	6
Real estate — consumer	16,770	3	(3)
Consumer
Recreational finance	7,680	21	31
Automobile	4,449	14	4
Home equity lines and loans	3,725	(12)	(9)
Other	1,477	5	2
Total consumer	17,331	9	9
Total	$96,613	—%	8%

Commercial loans and leases, excluding loans secured by real estate, totaled $23.5 billion at December 31, 2021, representing 25% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2021 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $23.5 billion of commercial loans and leases outstanding at the end of 2021, approximately $19.9 billion, or 85%, were secured, while 35%, 17% and 28% were granted to businesses in New York State, Pennsylvania and in the Mid-Atlantic area (which includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2021 aggregated $1.0 billion, of which 48% were secured by collateral located in New York State, 14% were secured by collateral in Pennsylvania and another 20% were secured by collateral in the Mid-Atlantic area.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2021

			Mid-			Percent of
	New York	Pennsylvania	Atlantic(a)	Other	Total	Total
	(Dollars in millions)

Services	$1,390	$674	$1,363	$524	$3,951	17%
Manufacturing	1,284	711	788	627	3,410	14%
Motor vehicle and recreational finance dealers	859	507	422	1,233	3,021	13%
Financial and insurance	1,197	257	627	913	2,994	13%
Wholesale	642	546	631	418	2,237	9%
Retail	384	254	533	329	1,500	6%
Construction	478	351	580	84	1,493	6%
Real estate investors	736	172	488	56	1,452	6%
Transportation, communications, utilities	343	227	443	335	1,348	6%
Health services	582	183	501	60	1,326	6%
Public administration	91	38	22	14	165	1%
Agriculture, forestry, fishing, etc.	28	56	33	10	127	1%
Other	141	144	71	93	449	2%
Total	$8,155	$4,120	$6,502	$4,696	$23,473	100%
Percent of total	35%	17%	28%	20%	100%
Percent of dollars outstanding
Secured	73%	83%	81%	91%	81%
Unsecured	21	14	16	5	15
Leases	6	3	3	4	4
Total	100%	100%	100%	100%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	26%	21%	25%	12%	22%
$1 million to $5 million	25	24	21	20	23
$5 million to $10 million	12	17	11	15	14
$10 million to $20 million	11	16	12	16	12
$20 million to $30 million	7	11	8	11	9
$30 million to $50 million	7	6	9	11	8
Greater than $50 million	12	5	14	15	12
Total	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.

International loans included in commercial loans and leases totaled $116 million and $100 million at December 31, 2021 and 2020, respectively. Included in such amounts at each of those dates were $94 million of loans at M&T Bank’s commercial banking office in Ontario, Canada. The remaining international loans were predominantly to domestic companies with foreign operations.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 59% of the loan and lease portfolio during each of 2021 and 2020, compared with 63% in 2019. At December 31, 2021, the Company held approximately $35.4 billion of commercial real estate loans (including $425 million held for sale), $16.1 billion of consumer real estate loans secured by one-to-four family residential properties (including $474 million of loans held for sale) and $3.6 billion of outstanding balances of home equity loans and lines of credit, compared with $37.6 billion, $16.8 billion and $4.0 billion, respectively, at December 31, 2020.  Included in commercial real estate loans at December 31, 2021 and 2020 were construction loans of $9.3 billion and $10.0 billion, respectively, including amounts due from builders and developers of residential real estate aggregating $1.4 billion and $1.3 billion at December 31, 2021 and 2020, respectively. Commercial real estate loans included loans held for sale totaling $425 million and $278 million at December 31, 2021 and 2020, respectively. International loans included in commercial real estate loans totaled $74 million at December 31, 2021 and $60 million at December 31, 2020.

Commercial real estate loans originated by the Company include both fixed and variable rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity. Maturity dates generally range from five to ten years and, for borrowers in good standing, the terms of such loans may be extended by the customer following maturity at the then-current market rate of interest. Adjustable-rate commercial real estate loans represented approximately 69% of the commercial real estate loan portfolio at the 2021 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2021. New York City area commercial real estate loans totaled $8.2 billion at December 31, 2021. The $7.1 billion of investor-owned commercial real estate loans in the New York City area were largely secured by multifamily residential properties, retail space and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 67% of the aggregate dollar amount of New York City area loans were for loans with outstanding balances of $30 million or less, while loans of more than $50 million made up approximately 18% of the total.

Commercial real estate loans secured by properties located in other parts of New York State, Pennsylvania and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 93% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of the New York City area were for loans with outstanding balances of $30 million or less. Of the outstanding balances of commercial real estate loans in Pennsylvania and the Mid-Atlantic area, approximately 81% and 77%, respectively, were for loans with outstanding balances of $30 million or less.

Commercial real estate loans secured by properties located outside of Pennsylvania, the Mid-Atlantic area and New York State comprised 22% of total commercial real estate loans as of December 31, 2021.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $8.9 billion at December 31, 2021, or 10% of total loans and leases. Approximately 82% of those construction loans had adjustable interest rates. Included in such loans at the 2021 year-end were $1.4 billion of loans to builders and developers of residential real estate properties.  The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2021

	New York State
	New York		Penn-	Mid-			Percent of
	City	Other	sylvania	Atlantic(a)	Other	Total	Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Retail/Service	$1,468	$632	$409	$906	$912	$4,327	12%
Apartments/Multifamily	1,080	1,115	407	532	779	3,913	11
Office	889	896	481	1,023	567	3,856	11
Health facilities	512	472	434	638	638	2,694	8
Hotel	574	369	220	765	653	2,581	7
Industrial/Warehouse	213	217	265	426	306	1,427	4
Other	147	25	13	70	—	255	1
Total permanent	4,883	3,726	2,229	4,360	3,855	19,053	54%
Construction/Development
Commercial
Construction	1,929	460	539	2,001	2,011	6,940	20%
Land/Land development	154	25	12	164	151	506	1
Residential builder and developer
Construction	116	18	55	179	588	956	3
Land/Land development	37	11	40	96	266	450	1
Total construction/ development	2,236	514	646	2,440	3,016	8,852	25%
Total investor-owned	7,119	4,240	2,875	6,800	6,871	27,905	79%
Owner-occupied by industry(b)
Other services	248	393	212	568	84	1,505	4%
Motor vehicle and recreational finance dealers	191	233	339	331	360	1,454	4
Retail	175	172	282	415	205	1,249	3
Health services	106	280	64	170	10	630	2
Wholesale	98	73	143	243	127	684	2
Manufacturing	102	204	92	135	35	568	2
Real estate investors	57	88	78	216	38	477	1
Other	146	190	211	348	23	918	3
Total owner-occupied	1,123	1,633	1,421	2,426	882	7,485	21%
Total commercial real estate	$8,242	$5,873	$4,296	$9,226	$7,753	$35,390	100%
Percent of total	23%	17%	12%	26%	22%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	4%	14%	11%	10%	8%	9%
$1 million to $5 million	15	25	21	18	11	17
$5 million to $10 million	15	21	18	15	12	16
$10 million to $30 million	33	33	31	34	34	33
$30 million to $50 million	15	4	18	16	21	15
$50 million to $100 million	15	—	1	4	7	6
Greater than $100 million	3	3	—	3	7	4
Total	100%	100%	100%	100%	100%	100%

(a)	Includes Delaware, Maryland, New Jersey, Virginia, West Virginia and the District of Columbia.
(b)	Includes $405 million of construction loans.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Delegated Underwriting and Servicing (“DUS”) program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $4.0 billion at each of December 31, 2021 and 2020. There have been no material losses incurred as a result of those recourse arrangements. At December 31, 2021 and 2020, commercial real estate loans serviced by the Company for other investors were $23.7 billion and $22.2 billion, respectively. Reflected in commercial real estate loans serviced for others were loans sub-serviced for others that had outstanding balances of $3.5 billion and $3.3 billion at December 31, 2021 and 2020, respectively.

Real estate loans secured by one-to-four family residential properties were $16.1 billion at December 31, 2021, including approximately 36% secured by properties located in New York State, 7% secured by properties located in Pennsylvania, 17% secured by properties in New Jersey and 17% secured by properties located in other Mid-Atlantic areas. Included in residential real estate loans were loans repurchased by the Company from Ginnie Mae pools as previously described. Those repurchased loans totaled $2.8 billion at December 31, 2021 and $2.7 billion at December 31, 2020. The Company’s portfolio of limited documentation residential real estate loans held for investment totaled $1.3 billion at December 31, 2021, compared with $1.6 billion at December 31, 2020. That portfolio consisted predominantly of limited documentation loans acquired in a prior business combination. Such loans represent loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. The acquired loans that were eligible for limited documentation processing were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Loans to individuals to finance the construction of one-to-four family residential properties totaled $57 million at December 31, 2021 and $77 million at December 31, 2020, or approximately .1% of total loans and leases at each of those dates. Information about the credit performance of the Company’s residential real estate loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 19% of total loans and leases at December 31, 2021 and 17% at December 31, 2020. Outstanding balances of recreational finance loans represented the largest component of the consumer loan portfolio at December 31, 2021 and totaled $8.1 billion or approximately 9% of total loans, up from $7.1 billion or 7% at December 31, 2020.  That growth reflects continued consumer demand for such loans. Home equity loans and lines of credit outstanding at December 31, 2021 and December 31, 2020 were $3.6 billion and $4.0 billion, respectively.  Approximately 41% of home equity loans and lines of credit outstanding at December 31, 2021 were secured by properties in New York State, 22% in Maryland, 21% in Pennsylvania and 5% in New Jersey. Outstanding automobile loan balances rose to $4.7 billion at December 31, 2021 from $4.1 billion at December 31, 2020. That increase also reflects continued consumer demand for motor vehicles despite recent supply chain disruptions.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2021, including outstanding balances to businesses and consumers in New York State, Pennsylvania, the Mid-Atlantic area and other states.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2021

		Percent of Dollars Outstanding
				Mid-Atlantic
		New	Penn-		New
	Outstandings	York	sylvania	Maryland	Jersey	Other(a)	Other
	(In millions)
Real estate
Residential	$16,074	36%	7%	9%	17%	8%	23%
Commercial	35,390	40	12	10	7	9	22
Total real estate	51,464	39%	10%	10%	10%	8%	23%
Commercial, financial, etc.	22,471	34%	18%	13%	7%	8%	20%
Consumer
Recreational finance	8,053	10%	6%	3%	4%	5%	72%
Home equity lines and loans	3,563	41	21	22	5	9	2
Automobile	4,679	27	18	12	7	15	21
Other secured or guaranteed	677	27	8	9	3	19	34
Other unsecured	1,003	38	19	26	3	11	3
Total consumer	17,975	23%	13%	11%	4%	9%	40%
Total loans	91,910	34%	13%	11%	8%	9%	25%
Commercial leases	1,002	48%	14%	12%	6%	2%	18%
Total loans and leases	$92,912	35%	13%	11%	8%	9%	24%

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

The investment securities portfolio averaged $6.4 billion in 2021, down from $8.2 billion and $11.6 billion in 2020 and 2019, respectively.  The decline in average balances of investment securities in 2021 and 2020 was predominantly due to maturities and pay downs of mortgage-backed securities and maturities of U.S. Treasury notes. During 2021 the Company purchased approximately $1.6 billion of fixed rate residential mortgage-backed securities and approximately $680 million of U.S. Treasury notes.  There were no significant purchases of investment securities during 2020. During 2019, the Company purchased $500 million of U.S. Treasury notes.  Sales of investment securities were not significant in 2021, 2020 or 2019.  The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the FRB of New York. Those holdings are accounted for at cost and are adjusted based on the amounts of outstanding borrowings and available lines of credit with those entities.

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

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income.  Net unrealized losses on such equity securities were $21 million in 2021 and $9 million in 2020, compared with net unrealized gains of $18 million in 2019.  Those gains and losses were predominantly related to the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses.  In light of such reviews, there were no credit-related losses on debt investment securities recognized in 2021, 2020 or 2019. Based on management’s assessment of future cash flows associated with individual investment securities as of December 31, 2021, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 21 of Notes to Financial Statements.

Other earning assets include interest-bearing balances at the FRB of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $36.0 billion in 2021, $18.1 billion in 2020 and $7.2 billion in 2019. Interest-bearing deposits at banks averaged $35.8 billion in 2021, compared with $15.3 billion in 2020 and $6.8 billion in 2019. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the FRB of New York. The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity.  The higher amount in 2021 as compared with 2020 and 2019 reflects increased commercial and consumer deposit balances.  Agreements to resell securities averaged $167 million, $2.7 billion, $327 million in 2021, 2020 and 2019, respectively.  The higher average balance in 2020 reflects the temporary investment by the Company of increased customer deposit levels.

Table 8

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
		2020 to	2019 to
	2021	2021	2020
	(In millions)

Savings and interest-checking deposits	$67,048	12%	15%
Time deposits	2,861	(33)	(18)
Noninterest-bearing deposits	55,666	34	35
Total	$125,575	19%	20%

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits were $125.6 billion in 2021, compared with $105.7 billion in 2020 and $87.9 billion in 2019. Average balances of savings and interest-checking core deposits rose $7.3 billion or 12% in 2021 to $67.0 billion from $59.8 billion in 2020. Average noninterest-bearing deposits increased $14.0 billion or 34% to $55.7 billion in 2021 from $41.7 billion in 2020. A continuance of the trend observed in 2020, those increases were largely due to higher average deposits of commercial and consumer customers. Average core deposits in 2020 were up 20% as compared with 2019. Average savings and interest-checking core deposit balances rose $7.9 billion or 15% in 2020 from $51.9 billion in 2019.  Average noninterest-bearing deposits in 2020 increased $10.9 billion or 35% from $30.8 million in 2019. Funding provided by core deposits represented 90% of average earning assets in 2021, compared with 86% in 2020 and 81% in 2019. Table 8 summarizes average core deposits in 2021 and percentage changes in the components of such deposits over the past two years. Core deposits totaled $128.0 billion and $114.2 billion at December 31, 2021 and 2020, respectively.

Table 9

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
2021
Savings and interest-checking deposits	$33,964	$6,021	$30,894	$70,879
Time deposits	3,062	25	176	3,263
Noninterest-bearing deposits	8,379	10,529	36,758	55,666
Deposits at Cayman Islands office	—	—	181	181
Total	$45,405	$16,575	$68,009	$129,989

2020
Savings and interest-checking deposits	$29,072	$5,631	$28,887	$63,590
Time deposits	4,657	50	253	4,960
Noninterest-bearing deposits	6,572	5,406	29,705	41,683
Deposits at Cayman Islands office	—	—	1,117	1,117
Total	$40,301	$11,087	$59,962	$111,350

2019
Savings and interest-checking deposits	$26,814	$6,453	$21,343	$54,610
Time deposits	5,739	46	524	6,309
Noninterest-bearing deposits	5,352	4,219	21,192	30,763
Deposits at Cayman Islands office	—	—	1,367	1,367
Total	$37,905	$10,718	$44,426	$93,049

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, brokered deposits and, prior to June 30, 2021, deposits associated with the Company’s Cayman Islands office. Time deposits over $250,000 averaged $402 million in 2021, $683 million in 2020 and $956 million in 2019. The decline in such deposits from 2019 through 2021 was predominantly the result of maturities of time deposits and, due to the low interest rate environment, a reduced demand from customers for time deposit products. Cayman Islands office deposits averaged $181 million in 2021, $1.1 billion in 2020 and $1.4 billion in 2019. Those deposits consisted predominantly of balances swept from lower-yielding commercial customer accounts. During the second quarter of 2021, the Company introduced a new interest-bearing sweep product (included in savings and interest-bearing deposits) that replaced the Eurodollar sweep product previously recorded as Cayman Islands office deposits. As a result, there were no outstanding deposits at the Cayman Islands office as of December 31, 2021 and the office is closed. The Company had brokered savings and interest-bearing transaction accounts that averaged $3.8 billion in each of 2021 and 2020, compared with $2.7 billion in 2019.  Brokered time deposits were not a significant source of funding in any of the three years discussed herein. Additional brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time. Time deposits over $250,000 were $345 million and $454 million at December 31, 2021 and 2020, respectively. Total uninsured deposits were estimated to be $69.1 billion at December 31, 2021.

The Company also uses borrowings from banks, the FHLB of New York, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings were $68 million in 2021, $62 million in 2020 and $1.1 billion in 2019.

Long-term borrowings averaged $3.5 billion in 2021, $5.8 billion in 2020 and $7.7 billion in 2019. Average balances of outstanding senior notes were $2.4 billion in 2021, compared with $3.8 billion and $5.3 billion in 2020 and 2019, respectively. Unsecured senior notes totaled $2.4 billion and $2.8 billion at December 31, 2021 and 2020, respectively. In January 2021, $350 million of variable rate senior notes of M&T Bank matured. During 2020, M&T Bank redeemed $2.1 billion of fixed rate senior notes that were within thirty days of scheduled maturity and, thereby, eligible for redemption. Also included in average long-term borrowings were amounts borrowed from FHLBs of $2 million in 2021 and 2020, compared with $241 million in 2019 and subordinated capital notes of $581 million in 2021, compared with $1.4 billion in each of 2020 and 2019.  In March 2021, M&T Bank redeemed $500 million of subordinated capital notes that were due to mature on December 1, 2021 and during December 2020, $409 million of subordinated capital notes of M&T Bank matured.  Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $530 million in 2021, $527 million in 2020 and $524 million in 2019. Additional information regarding long-term borrowings, including information regarding contractual maturities of such borrowings, is provided in note 9 of Notes to Financial Statements.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt. As of December 31, 2021, interest rate swap agreements were used as fair value hedges of approximately $1.65 billion of outstanding fixed rate long-term borrowings. Additionally, interest rate swap agreements with a notional amount of $13.35 billion were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans. Further information on interest rate swap agreements is provided herein and in note 19 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.70% in 2021, compared with 3.00% in 2020 and 3.48% in 2019. The yield on the Company’s earning assets decreased 59 basis points to 2.84% in 2021 from 3.43% in 2020 and the rate paid on interest-bearing liabilities decreased 29 basis points to .14% in 2021 from .43% in 2020. During 2019, the yield on earning assets was 4.53% and the rate paid on interest-bearing liabilities was 1.05%. The lower net interest spreads in 2021 and 2020 as compared with 2019 also reflect the effect of decreases in short-term interest rates initiated by the Federal Reserve and the impact of a higher proportion of low-yielding balances at the FRB of New York to total average earning assets. While those low-yielding balances add to net interest income, they have the effect of reducing the yield on total average earning assets and, as a result, the net interest spread.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $61.1 billion in 2021, $47.3 billion in 2020 and $37.2 billion in 2019. The increase in net interest-free funds in 2021 and in 2020 reflects higher average balances of noninterest-bearing deposits. Those deposits averaged $55.7 billion in 2021, $41.7 billion in 2020 and $30.8 billion in 2019. The increase in such balances since

2019 was largely due to higher levels of deposits of commercial customers. Shareholders’ equity averaged $16.9 billion, $16.0 billion and $15.7 billion in 2021, 2020 and 2019, respectively.  Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of 2021, 2020 and 2019. The cash surrender value of bank owned life insurance averaged $1.86 billion in 2021, $1.84 billion in 2020 and $1.81 billion in 2019. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .06% in 2021, .16% in 2020 and .36% in 2019. The reduced contribution of net interest-free funds to net interest margin in 2021 and 2020 reflects the lower rates on interest-bearing liabilities used to value net interest-free funds.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 2.76% in 2021, 3.16% in 2020 and 3.84% in 2019. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could adversely impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $15.0 billion (excluding $8.4 billion of forward-starting swap agreements) at December 31, 2021, $19.0 billion (excluding $32.1 billion of forward-starting swap agreements) at December 31, 2020 and $17.2 billion (excluding $40.4 billion of forward-starting swap agreements) at December 31, 2019. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At December 31, 2021, interest rate swap agreements with notional amounts of $13.35 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $17.35 billion at December 31, 2020 and $13.35 billion at December 31, 2019. Interest rate swap agreements with notional amounts of $1.65 billion at each of December 31, 2021 and 2020, and $3.80 billion at December 31, 2019 were serving as fair value hedges of fixed rate long-term borrowings. The Company has entered into the forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges, and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item. The amounts of hedge ineffectiveness recognized in 2021, 2020 and 2019 were not material to the Company’s consolidated results of operations. In a cash flow hedge, the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Information regarding cash flow hedges is presented in note 16 of Notes to Financial Statements. Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 19 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 10.

Table 10

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
.	2021		2020		2019
	Amount	Rate(a)	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$252,397	.18%	$271,971	.22%	$13,011	.01%
Interest expense	(34,810)	(.03)	(40,145)	(.05)	15,136	.02
Net interest income/margin	$287,207	.20%	$312,116	.25%	$(2,125)	—%
Average notional amount (c)	$18,282,192		$16,985,246		$16,248,356
Rate received (b)		1.75%		2.51%		2.40%
Rate paid (b)		.18%		.67%		2.42%
(a)	Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the year.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the year.

Provision for Credit Losses

As described in note 5 of Notes to Financial Statements, effective January 1, 2020 the Company adopted amended accounting guidance for the measurement of credit losses on financial instruments. That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance replaced the previous incurred loss model for determining the allowance for credit losses. The adoption of the amended guidance resulted in a $132 million increase in the allowance for credit losses at January 1, 2020. Increases in the allowance for residential real estate loans and consumer loans, reflecting the longer-dated maturities of such portfolios, were offset somewhat by net decreases in the allowance for commercial loans resulting from lower loss estimates on demand loan products due to the assumption that the Company could require full repayment of such loans in the near-term. Table 11 depicts the changes in the allowance for credit losses by loan category resulting from the adoption of the amended guidance.

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

The amended guidance requires estimated credit losses on loans acquired at a discount to be reflected in the allowance for credit losses. Previously, such losses were netted in the carrying value of the loans unless there was an increased loss expectation subsequent to their acquisition. The gross-up of the estimated losses on loans acquired at a discount that was previously not recognized in the allowance for credit losses was $18 million on January 1, 2020. Prior to January 1, 2020, the Company generally recognized interest income on loans acquired at a discount regardless of the borrowers’ repayment status. Effective with the adoption of the accounting guidance, the Company’s nonaccrual loan policy applied to loans acquired at a discount. Loans acquired at a discount at December 31, 2019 included $171 million of loans that, effective with the adoption of the guidance, were classified as non-accrual loans on January 1, 2020.

A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit loss recapture of $75 million was recorded in 2021, compared with provisions for credit losses of $800 million in 2020 and $176 million in 2019. As noted earlier, the recapture in 2021 and the significant increase in the provision in 2020 as compared with 2019 follows the adoption of accounting guidance on January 1, 2020 and reflects economic assumptions and projections that considered the macroeconomic outlook associated with the COVID-19 pandemic and subsequent recovery. The Company’s estimates of expected losses reflect the ongoing impacts of the pandemic on economic activity, generally, and concerns about commercial real estate values and the ultimate collectability of real estate loans for which borrowers had previously received forbearance as a result of the pandemic. Net charge-offs of loans were $192 million in 2021, $247 million in 2020 and $144 million in 2019. Net charge-offs as a percentage of average loans and leases outstanding were .20% in 2021, compared with .26% in 2020 and .16% in 2019. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 12 and in note 5 of Notes to Financial Statements.

Table 12

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2021	2020	2019	2018	2017
	(Dollars in thousands)
Allowance for credit losses beginning balance	$1,736,387	$1,051,071	$1,019,444	$1,017,198	$988,997
Adoption of new accounting standard	—	132,457	—	—	—
Charge-offs during year
Commercial, financial, leasing, etc.	122,651	135,083	58,244	60,414	64,941
Commercial real estate	101,306	35,891	12,664	12,286	7,931
Residential real estate	10,904	10,283	12,711	15,345	20,799
Consumer	103,293	152,250	154,089	143,196	130,927
Total charge-offs	338,154	333,507	237,708	231,241	224,598
Recoveries during year
Commercial, financial, leasing, etc.	41,082	15,765	24,581	27,903	21,196
Commercial real estate	30,651	4,550	3,936	21,037	12,582
Residential real estate	8,857	7,116	8,204	6,664	8,983
Consumer	65,403	58,935	56,614	45,883	42,038
Total recoveries	145,993	86,366	93,335	101,487	84,799
Net charge-offs	192,161	247,141	144,373	129,754	139,799
Provision for credit losses	(75,000)	800,000	176,000	132,000	168,000
Allowance for credit losses ending balance	$1,469,226	$1,736,387	$1,051,071	$1,019,444	$1,017,198
Net charge-offs as a percent of:
Provision for credit losses	NM(a)	30.89%	82.03%	98.30%	83.21%
Average loans and leases, net of unearned discount	.20%	.26%	.16%	.15%	.16%
Allowance for credit losses as a percent of:
Loans and leases, net of unearned discount, at year-end	1.58%	1.76%	1.16%	1.15%	1.16%
Nonaccrual loans, at year-end	71.32%	91.71%	109.13%	114.08%	115.25%

(a)	Not meaningful

Nonaccrual loans aggregated $2.06 billion at December 31, 2021, compared with $1.89 billion and $963 million at December 31, 2020 and 2019, respectively. As a percentage of total loans and leases outstanding, nonaccrual loans represented 2.22% at December 31, 2021, compared with 1.92% and 1.06% at December 31, 2020 and 2019, respectively. The higher level of nonaccrual loans at December 31, 2021 as compared with December 31, 2020 reflects the continuing impact of the pandemic on borrowers’ ability to make contractual payments on their loans, most notably loans in the hospitality sector. The higher level at December 31, 2020 as compared with December 31, 2019 reflects the addition in 2020 of $530 million of loans associated with hotels as well as other additions that, in general, resulted from the economic conditions in 2020. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 13.

Table 13

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2021	2020	2019	2018	2017
	(Dollars in thousands)

Nonaccrual loans	$2,060,083	1,893,299	963,112	893,608	882,598
Real estate and other foreclosed assets	23,901	34,668	85,646	78,375	111,910
Total nonperforming assets	$2,083,984	1,927,967	1,048,758	971,983	994,508
Accruing loans past due 90 days or more(a)	$963,399	859,208	518,728	222,527	244,405
Government guaranteed loans included in totals above:
Nonaccrual loans	$51,429	48,820	50,891	34,667	35,677
Accruing loans past due 90 days or more(a)	927,788	798,121	479,829	192,443	235,489
Renegotiated loans	$230,408	238,994	234,424	245,367	221,513
Acquired accruing loans past due 90 days or more(b)	N/A	N/A	39,632	39,750	47,418
Purchased impaired loans(c):
Outstanding customer balance	N/A	N/A	415,413	529,520	688,091
Carrying amount	N/A	N/A	227,545	303,305	410,015

Nonaccrual loans to total loans and leases, net of unearned discount	2.22%	1.92%	1.06%	1.01%	1.00%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.24%	1.96%	1.15%	1.10%	1.13%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	1.04%	.87%	.57%	.25%	.28%

(a)	Predominantly residential real estate loans. Prior to 2020, excludes loans acquired at a discount.
(b)	Prior to 2020, loans acquired at a discount that were recorded at fair value at acquisition date. This category does not include purchased impaired loans that are presented separately.
(c)	Prior to 2020, accruing loans acquired at a discount that were impaired at acquisition date and recorded at fair value.

Accruing loans past due 90 days or more were $963 million or 1.04% of total loans and leases at December 31, 2021 and $859 million or .87% at December 31, 2020. Accruing loans past due 90 days or more (excluding loans acquired at a discount) were $519 million or .57% at December 31, 2019. Accruing loans past due 90 days or more included loans guaranteed by government-related entities of $928 million, $798 million and $480 million at December 31, 2021, 2020 and 2019, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted above that are guaranteed by government-related entities totaled $889 million at December 31, 2021, $764 million at December 31, 2020 and $452 million at December 31, 2019. The increase in such loans as compared with December 31, 2019 reflects loans repurchased during 2021 and 2020. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. In addition to the past due loans, the Company also has $974 million of government-guaranteed residential mortgage loans as of December 31, 2021 that are not considered delinquent because the borrower has requested and received a COVID-19 related payment deferral.  In general, those loans were also repurchased to reduce associated servicing costs as described above and also remain covered by the insurance or guarantee of the applicable government-related entity, but are not considered to be past due in accordance with the accounting treatment afforded under the CARES Act and related regulatory and financial accounting guidance as described below and in note 1 of Notes to Financial Statements.

Loans that were 30-89 days past due were $846 million at December 31, 2021, compared with $662 million at December 31, 2020 and $1.2 billion at December 31, 2019. Loans that are still subject to a COVID-19 related payment deferral are classified as current in accordance with regulatory guidance and, as a result, did not contribute to incremental additions to loans categorized as 30-89 days past due.  COVID-19 related modified loans that exit the deferral period and subsequently fail to make contractual payments in accordance with the modified terms are reported in the applicable delinquency classification per M&T Bank’s credit policy. Information about delinquent loans at December 31, 2021 and 2020 is included in note 4 of Notes to Financial Statements.

Prior to the adoption of the new accounting standard on January 1, 2020, the Company reported purchased impaired loans. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments, but, in accordance with GAAP, the Company continued to accrue interest income on such loans based on the estimated expected cash flows associated with the loans. The amended accounting guidance requires estimated credit losses on loans acquired at a discount to now be reflected in the allowance for credit losses and effective with the adoption of the guidance, the Company’s nonaccrual loan policy applies to such loans. The carrying amount of purchased impaired loans was $228 million at December 31, 2019.

The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in 2020 in economic activity that severely hampered the ability of some businesses and consumers to meet their repayment obligations. The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the pandemic, and provided financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as delinquent or as troubled debt restructurings. Modifications included payment deferrals (including extensions of maturity dates), covenant waivers and fee waivers. The Company worked with its customers affected by COVID-19 and granted modifications across many of its loan portfolios. To the extent that such modifications met the criteria previously described, such modifications have not been classified as delinquent or as troubled debt restructurings.  A summary of loans for which COVID-19 forbearances are still in effect and which are not considered past due is included in note 4 of Notes to the Financial Statements.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans totaled $425 million and $342 million at December 31, 2021 and December 31, 2020, respectively.

Charge-offs of commercial loans and leases, net of recoveries, aggregated $82 million in 2021, $119 million in 2020 and $34 million in 2019. As a percentage of average commercial loans, those net charge-offs were .32%, .43%, and .14% in 2021, 2020 and 2019, respectively. Commercial loans and leases in nonaccrual status were $221 million at December 31, 2021, $307 million at December 31, 2020 and $347 million at December 31, 2019. Net charge-offs of commercial real estate loans totaled $71 million during 2021, compared with $31 million during 2020 and $9 million in 2019 or .19% in 2021, .08% in 2020 and .03% in 2019 of average commercial real estate loans. The higher levels of net charge-offs in 2021 and 2020 of commercial loans and commercial real estate loans reflect the impact of the pandemic on borrowers’ abilities to repay loans. In the commercial real estate portfolio, those charged-off loans were mostly associated with the retail, office building and hospitality sectors. Commercial real estate loans classified as nonaccrual were $1.2 billion at December 31, 2021, $891 million at December 31, 2020 and $195 million at December 31, 2019.  Nonaccrual commercial real estate loans included construction-related loans of $114 million, $115 million and $37 million at the end of 2021, 2020 and 2019, respectively. The increase in commercial real estate loans in nonaccrual status since December 31, 2019 was largely reflective of loans in the hospitality sector. Hotel-related commercial real estate loans (including construction) in nonaccrual status at December 31, 2021 and 2020 were $696 million and $607 million, respectively.

Net charge-offs of residential real estate loans were $2 million in 2021, $3 million in 2020 and $5 million in 2019 representing .01% of average residential real estate loans in 2021, compared with .02% in 2020 and .03% in 2019. Residential real estate loans in nonaccrual status at December 31, 2021 were $479 million, compared with $513 million and $319 million at December 31, 2020 and 2019, respectively. Nonaccrual limited documentation first mortgage loans aggregated $123 million at December 31, 2021, compared with $147 million and $83 million at December 31, 2020 and 2019, respectively. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. Residential real estate loans past due 90 days or more and accruing interest (excluding loans acquired at a discount prior to 2020) totaled $920 million at December 31, 2021, $793 million at December 31, 2020 and $487 million at December 31, 2019. A substantial portion of such amounts related to guaranteed loans repurchased from government-related entities, including the previously noted higher level of repurchases of loans associated with the Company’s loan servicing portfolio. However, loans that have been granted forbearances related to COVID-19 that are still in effect are not considered to be past due in accordance with the previously noted regulatory guidance and provisions of the CARES Act.  Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2021 is presented in table 14.

Table 14

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended
	December 31, 2021			December 31, 2021
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,198,808	$136,280	2.62%	$1,312	.03%
Pennsylvania	1,036,187	13,670	1.32	465	.04
Maryland	1,434,464	15,996	1.12	600	.04
New Jersey	2,279,024	91,744	4.03	(60)	—
Other Mid-Atlantic (a)	1,202,368	21,645	1.80	(19)	—
Other	3,602,456	76,149	2.11	583	.02
Total	$14,753,307	$355,484	2.41%	$2,881	.02%
Residential construction loans:
New York	$19,292	$146	.76%	$—	—%
Pennsylvania	5,727	228	3.98	—	—
Maryland	7,466	—	—	—	—
New Jersey	10,017	—	—	—	—
Other Mid-Atlantic (a)	11,019	—	—	—	—
Other	3,543	—	—	—	—
Total	$57,064	$374	.66%	$—	—%
Limited documentation first mortgages:
New York	$579,421	$54,636	9.43%	$53	.01%
Pennsylvania	23,098	3,471	15.03	21	.07
Maryland	13,880	1,970	14.19	(27)	(.16)
New Jersey	467,010	37,523	8.03	—	—
Other Mid-Atlantic (a)	11,681	1,393	11.93	(2)	(.02)
Other	168,984	23,895	14.14	(879)	(.45)
Total	$1,264,074	$122,888	9.72%	$(834)	(.06%)
First lien home equity loans and lines of credit:
New York	$910,565	$16,600	1.82%	$372	.04%
Pennsylvania	550,228	9,372	1.70	428	.07
Maryland	447,690	9,358	2.09	305	.07
New Jersey	64,951	621	.96	(11)	(.02)
Other Mid-Atlantic (a)	160,577	2,610	1.63	25	.01
Other	23,459	1,228	5.23	41	.15
Total	$2,157,470	$39,789	1.84%	$1,160	.05%
Junior lien home equity loans and lines of credit:
New York	$553,611	$13,676	2.47%	$(595)	(.10%)
Pennsylvania	189,189	2,616	1.38	(599)	(.30)
Maryland	350,891	9,388	2.68	(1,222)	(.32)
New Jersey	95,785	1,105	1.15	(1,485)	(1.59)
Other Mid-Atlantic (a)	173,894	3,271	1.88	59	.03
Other	39,047	459	1.18	(416)	(1.04)
Total	$1,402,417	$30,515	2.18%	$(4,258)	(.29%)
Limited documentation junior lien:
New York	$372	$21	5.65%	$(7)	(1.85%)
Pennsylvania	149	24	16.11	10	6.08
Maryland	515	25	4.85	(1)	(.16)
New Jersey	115	—	—	—	—
Other Mid-Atlantic (a)	248	32	12.90	—	—
Other	1,305	82	6.28	(182)	(9.56)
Total	$2,704	$184	6.80%	$(180)	(4.95%)

(a)	Includes Delaware, Virginia, West Virginia and the District of Columbia.

Net charge-offs of consumer loans aggregated $38 million in 2021, compared with $93 million in 2020 and $97 million in 2019. As a percentage of average consumer loans those net charge-offs were .22% in 2021, .59% in 2020 and .67% in 2019. Included in net charge-offs of consumer loans were: net recoveries of automobile loans of $2 million in 2021, compared with net charge-offs of $22 million in 2020 and $24 million in 2019; recreational finance loan net charge-offs of $13 million, $27 million and $26 million during 2021, 2020 and 2019, respectively; and net recoveries of home equity loans and lines of credit secured by one-to-four family residential properties of $3 million in 2021, compared with net charge-offs of $3 million in 2020 and $6 million in 2019. The reduced level of net charge-offs of consumer loans in 2021 reflects the improving economy, in general, and the level of prices associated with motor vehicles, recreational vehicles and residential real estate. Nonaccrual consumer loans were $177 million at December 31, 2021, compared with $183 million and $102 million at December 31, 2020 and 2019, respectively. Included in nonaccrual consumer loans at the 2021, 2020 and 2019 year-ends were: automobile loans of $34 million, $39 million and $21 million, respectively; recreational finance loans of $28 million, $26 million and $14 million, respectively; and outstanding balances of home equity loans and lines of credit of $70 million, $79 million and $63 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2021 is presented in table 14. Information about past due and nonaccrual loans as of December 31, 2021 and 2020 is also included in note 5 of Notes to Financial Statements.

Real estate and other foreclosed assets totaled $24 million at December 31, 2021, compared with $35 million at December 31, 2020 and $86 million at December 31, 2019. The decline in 2020 and 2021 is largely reflective of foreclosure moratoriums imposed by government authorities in numerous jurisdictions. Net gains or losses associated with real estate and other foreclosed assets were not material in 2021, 2020 or 2019. At December 31, 2021, foreclosed assets are comprised entirely of the Company’s holding of residential real estate-related properties.

Beginning in 2020, management determined the allowance for credit losses under amended accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan and lease portfolio. Prior to 2020, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date.  A description of the methodologies used by the Company to estimate its allowance for credit losses can be found in note 5 of Notes to Financial Statements.

In establishing the allowance for credit losses subsequent to December 31, 2019, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Despite recent improvements in macroeconomic forecasts, at the time of the Company’s analysis regarding the determination of the allowance for credit losses as of December 31, 2021, concerns persisted about the somewhat uneven and incomplete recovery evident in the economy, the emergence of new COVID-19 variants (including the recent emerging variant commonly referred to as Omicron) that may further disrupt a recovery, the ultimate effectiveness of economic stimulus being provided by the U.S. government that has contributed to increased deficit spending and raised inflation concerns; disruptions to supply chains and the related impacts to businesses and consumers; the volatile nature of global markets, including the impact international economic conditions could have on the U.S. economy; Federal Reserve positioning of monetary policy; the extent to which borrowers, in particular commercial real estate borrowers may continue to be negatively affected by pandemic-related and general economic conditions; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 48% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that could see lingering effects of the economic downturn. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.” A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. During 2021 and 2020, the Company re-graded significant portions of its commercial loans and commercial real estate loans based on financial results and projections of specific borrowers, particularly those that were affected by COVID-19 impacts. Criticized commercial loans and commercial real estate loans totaled $9.0 billion at December 31, 2021, compared with $7.2 billion at December 31, 2020 and $2.5 billion at December 31, 2019. The rise in criticized loans reflects the impact of the pandemic on borrowers’ financial condition and the re-grading of loans by the Company, and is reflective of the provision for expected credit losses recorded by the Company in 2020 as the pandemic unfolded. The increases in such loans since December 31, 2020 were largely attributable to investor-owned permanent commercial real estate loans in the hotel, office and healthcare sectors and commercial real estate construction loans in the hotel and healthcare sectors. On the overall basis, weighted-average loan-to-stabilized value (“LTV”) ratios for investor-owned commercial real estate properties do not vary significantly by asset class or sector, and at December 31, 2021 were generally within the range of 55% to 65% with an overall weighted-average LTV ratio of approximately 57%. Investor-owned commercial real estate loans comprised $7.0 billion, or 78% of total criticized loans of $9.0 billion at December 31, 2021.

The COVID-19 pandemic and related governmental responses led to a significant reduction in economic activity that was detrimental to many borrowers across the Company’s geographic regions, particularly commercial borrowers in the hotel, health care-related and office sectors and residential mortgage borrowers. Many of these borrowers have been and could likely continue to be adversely impacted by the economic effects of the COVID-19 pandemic. COVID-19 related modifications with payment deferrals at December 31, 2021 totaled $1.2 billion and consisted predominantly of residential real estate loans, including $974 million of government-guaranteed loans. Substantially all of those deferrals are scheduled to expire during 2022 and/or are in the process of formal modification of repayment terms for previously deferred payments.

As commercial loans and commercial real estate loans were approved for modifications related to COVID-19, the Company assessed loans considering the credit worthiness of the borrower, collateral values, the financial condition of any guarantors, and the expected collectability of contractual principal and interest payments. Loan-to-collateral values on investor-owned loans are generally relatively low and oftentimes the loans include some form of recourse. Loans secured by residential real estate with a COVID-19 payment forbearance were evaluated for collectability based on the borrower’s ability to repay considering past performance and estimated collateral values. If collectability was considered doubtful, loans were classified as nonaccrual.

Loan officers in different geographic locations with the support of the Company’s credit department personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company re-assessed its loan grades for those borrowers most impacted by COVID-19. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s centralized credit department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings.  At December 31, 2021, approximately 61% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 56% (or approximately 22% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company considers the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2021, approximately 85% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 10% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases has included utilizing macro-economic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macro-economic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists. Among the assumptions utilized as of December 31, 2021 was that the national unemployment rate will average 4.6% through the first year of the reasonable and supportable forecast period before gradually improving to 3.7% in the latter half of 2023. The forecast also assumed gross domestic product grows during 2022 at a 3.1% annual rate and during 2023 at a 2.7% average rate. Commercial real estate and residential real estate prices were assumed to cumulatively grow 11.1% and 5.9%, respectively, over the two-year reasonable and supportable forecast period. The assumptions utilized in estimating the allowance for credit losses as of December 31, 2020 included an estimated unemployment rate averaging 6.9% through 2021 followed by a gradual return to long-term historical averages by the end of 2022. Gross domestic product was assumed to grow at a 4.1% annual rate during 2021 resulting in a return to pre-pandemic levels by the end of 2022. Commercial real estate prices were assumed to decline by approximately 6.8% in 2021, followed by improvement. Residential real estate prices were not assumed to fluctuate significantly. In most instances the actual macroeconomic conditions experienced in 2021 were favorable in comparison to the forecasts made at December 31, 2020. Such improvements contributed to the recapture of provision for credit losses during 2021 of $75 million. The assumptions utilized as of January 1, 2020 at the time of the adoption of the expected credit loss accounting standard were significantly less severe. Those assumptions anticipated unemployment rates that averaged under 4% and steady growth in gross domestic product of 3.3% over the eight-quarter forecast period. Forecasted changes in real estate prices as of that date were not significant. The assumptions utilized were based on information available to the Company at or near December 31, 2021, December 31, 2020 and January 1, 2020 (at the time it was preparing its estimate of expected credit losses as of those dates).

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, and other risk factors that influence its loss estimation process. With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period. Economic forecasts have changed rapidly in the recent past due to the uncertain impacts of COVID-19. Generally, an increase in unemployment rate or a decrease in any of the rate of change in gross domestic product, commercial real estate prices or home prices would have an adverse impact on expected credit losses and would likely result in an increase in the allowance for credit losses. Forward looking economic forecasts are subject to inherent imprecision and future events may differ materially from actual events. In consideration of such uncertainty, the following alternative economic scenarios were considered to estimate the possible impact on modeled credit losses.

•A potential downside economic scenario assumed the unemployment rate reaches 9.0% in 2022 before declining to 7.1% by the end of the reasonable and supportable forecast period. The scenario also assumed gross domestic product contracts 2.1% in 2022 before recovering to recently experienced levels by the third quarter of 2023, commercial real estate prices cumulatively decline 12.4% by the end of 2023, and residential real estate prices decline modestly in 2022 and remain flat during 2023.

•A potential upside economic scenario assumed the unemployment rate declines to 3.0% in 2022’s fourth quarter where it stays for the remainder of the reasonable and supportable forecast period. The scenario also assumes gross domestic product grows 4.8% in 2022 and 1.5% in 2023, while commercial real estate and residential real estate prices cumulatively rise 16.9% and 7.6%, respectively, over the two-year reasonable and supportable forecast period.

The scenario analyses resulted in an additional $222 million of modeled credit losses under the assumptions of the downside economic scenario, whereas under the assumptions of the upside economic scenario a $56 million reduction in modeled credit losses could occur. These examples are only a few of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of expected credit losses. The estimated impacts on credit losses in such scenarios pertain only to modeled credit losses and do not include consideration of other factors the Company may evaluate when determining its allowance for credit losses.

As a result, it is possible that the Company may, at another point in time, reach different conclusions regarding credit loss estimates. The Company’s process for determining the allowance for credit losses undergoes quarterly and periodic evaluations by independent risk management personnel, which among many other considerations, evaluate the reasonableness of management’s methodology and significant assumptions. Further information about the Company’s methodology to estimate expected credit losses is included in note 5 of Notes to Financial Statements.

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

A comparative allocation of the allowance for credit losses for each of the past five year-ends is presented in table 15. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodologies described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect the impact of the new accounting rules effective January 1, 2020 as well as changes in management’s estimate of credit losses in light of economic developments. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 15

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2021	2020	2019	2018	2017
	(Dollars in thousands)

Commercial, financial, leasing, etc.	$283,899	$405,846	$366,094	$330,055	$328,599
Commercial real estate	557,239	670,719	322,201	341,655	374,085
Residential real estate	71,726	103,590	56,033	69,125	65,405
Consumer	556,362	556,232	229,118	200,564	170,809
Unallocated	—	—	77,625	78,045	78,300
Total	$1,469,226	$1,736,387	$1,051,071	$1,019,444	$1,017,198
As a Percentage of Loans and Leases Outstanding, Net of Unearned Discount

Commercial, financial, leasing, etc.	1.21%	1.47%	1.54%	1.44%	1.51%
Commercial real estate	1.57	1.78	.91	.99	1.12
Residential real estate	.45	.62	.35	.40	.33
Consumer	3.10	3.36	1.49	1.44	1.29
Total	1.58	1.76	1.16	1.15	1.16

Management believes that the allowance for credit losses at December 31, 2021 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.47 billion at December 31, 2021, $1.74 billion at December 31, 2020, and $1.18 billion at January 1, 2020 when amended guidance became effective. The allowance for credit losses was $1.05 billion at December 31, 2019. The decrease in the allowance in 2021 reflects improved financial forecasts as compared with those as of December 31, 2020. The increase in the allowance in 2020 as compared with 2019 reflected the $132 million addition attributable the adoption of the new accounting standard as well as the expected impact of forecasted economic conditions resulting from the COVID-19 pandemic on borrowers’ abilities to repay loans. As a percentage of loans outstanding, the allowance was 1.58% at December 31, 2021, 1.76% at December 31, 2020 and 1.16% at December 31, 2019. Excluding the impact of $1.2 billion and $5.4 billion of government-guaranteed PPP loans outstanding at December 31, 2021 and December 31, 2020, respectively, the allowance as a percentage of total loans and leases was 1.60% and 1.86%, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

The ratio of the allowance for credit losses to total nonaccrual loans at the end of 2021, 2020 and 2019 was 71%, 92% and 109%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2021, however residential real estate loans comprised approximately 17% of the loan portfolio. Outstanding loans to foreign borrowers aggregated $197 million at December 31, 2021, or .2% of total loans and leases.

Other Income

Other income aggregated $2.17 billion in 2021, up from $2.09 billion and $2.06 billion in 2020 and 2019, respectively. The rise in other income from 2020 to 2021 was largely attributable to higher trust income, service charges on deposit accounts, brokerage services income, merchant discount and credit card fees and letter of credit and other credit-related fees, partially offset by lower trading account and foreign exchange gains, higher valuation losses on investment securities and a decline in the level of distributions from BLG. The growth experienced from 2019 to 2020 reflected higher mortgage banking revenues and trust income, partially offset by declines in service charges on deposit accounts, trading account and foreign exchange gains and letter of credit and other credit-related fees.

Mortgage banking revenues aggregated $571 million in 2021, $567 million in 2020 and $458 million in 2019. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $406 million in 2021, $424 million in 2020 and $317 million in 2019. The higher residential mortgage banking revenues in 2021 and 2020 as compared with 2019 resulted from higher gains associated with loans held for sale, reflecting higher origination volumes and improved margins. Late in the third quarter of 2021, the Company began to originate the majority of its residential real estate loans to retain in its loan portfolio rather than for sale, contributing to the reduction in residential mortgage banking revenues from 2020.

New commitments to originate residential real estate loans to be sold were approximately $3.9 billion in 2021, compared with $4.5 billion in 2020 and $2.7 billion in 2019. The decrease in 2021 from 2020 reflects the retention of originated residential real estate loans beginning late in the third quarter of 2021.  Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $164 million in 2021, $191 million in 2020 and $72 million in 2019.

Loans held for sale that were secured by residential real estate totaled $474 million and $777 million at December 31, 2021 and 2020, respectively. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $617 million and $233 million, respectively, at December 31, 2021, $1.47 billion and $1.03 billion, respectively, at December 31, 2020 and $713 million and $423 million, respectively, at December 31, 2019. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans and commitments to originate loans for sale were $10 million at December 31, 2021, compared with $52 million at December 31, 2020 and $12 million at December 31, 2019. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in a net decrease in revenue of $16 million in 2021, compared with net increases of $40 million and $5 million in 2020 and 2019, respectively.

Revenues from servicing residential real estate loans for others totaled $242 million in 2021 compared with $233 million in 2020 and $245 million in 2019. Residential real estate loans serviced for others aggregated $97.9 billion at December 31, 2021, $94.4 billion a year earlier and $95.1 billion at December 31, 2019. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $74.7 billion, $68.1 billion and $62.8 billion at December 31, 2021, 2020 and 2019, respectively. Revenues earned for sub-servicing loans totaled $153 million in 2021, compared with $129 million in 2020 and $125 million in 2019. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.

Capitalized residential mortgage servicing assets totaled $217 million at December 31, 2021 (net of a $24 million valuation allowance), compared with $201 million (net of a $30 million valuation allowance) and $237 million (net of a $7 million valuation allowance) at December 31, 2020 and 2019, respectively. Reflecting changes in fair value of some of the servicing rights in comparison to the amortized cost of such rights, a $6 million reversal of the valuation allowance for impairment of capitalized residential mortgage servicing rights was recorded in 2021, compared with provisions of $23 million and $7 million recorded in 2020 and 2019, respectively. Additional information about the Company’s capitalized residential mortgage servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $165 million in 2021, compared with $143 million in 2020 and $141 million in 2019. Included in such amounts were revenues from loan origination and sales activities of $89 million in 2021, $84 million in 2020 and $81 million in 2019.  Commercial real estate loans originated for sale to other investors totaled approximately $4.0 billion in each of 2021 and 2019, compared with $3.4 billion in 2020. Loan servicing revenues totaled $76 million in 2021, $59 million in 2020 and $60 million in 2019. The higher servicing revenues in 2021 were reflective of fees received from customers who repaid loans prior to maturity. Capitalized commercial mortgage servicing assets were $133 million at each of December 31, 2021 and December 31, 2020 and $131 million at December 31, 2019. Commercial real estate loans serviced for other investors totaled $23.7 billion at December 31, 2021, $22.2 billion at December 31, 2020 and $21.0 billion at December 31, 2019, and included $4.0 billion at each of December 31, 2021 and December 31, 2020 and $3.9 billion at December 31, 2019 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.5 billion at December 31, 2021, $3.3 billion at December 31, 2020. and $3.4 billion at December 31, 2019. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale aggregated $751 million and $325 million, respectively, at December 31, 2021, $641 million and $364 million, respectively, at December 31, 2020 and $193 million and $164 million, respectively, at December 31, 2019. Commercial real estate loans held for sale were $425 million, $278 million and $28 million at December 31, 2021, 2020 and 2019, respectively. The higher balances at December 31, 2021 and 2020, as compared with December 31, 2019, reflect loans originated later in each year that had not been delivered to investors by year end.

Service charges on deposit accounts totaled $402 million in 2021, compared with $371 million in 2020 and $433 million in 2019. The lower service charges in 2020 as compared with 2021 and 2019 reflect reduced consumer service charges, predominantly resulting from COVID-19 related fee waivers and lower customer transaction activity.  The decrease from 2019 to 2020 also reflected lower commercial service charges, largely due to higher customer deposit levels that could be used by those customers to offset transaction related fees. In February 2022, the Company announced it will be eliminating non-sufficient funds fees and overdraft protection transfer charges from linked deposit accounts as well as reducing overdraft fees and limiting daily fee assessments to once per day. The Company estimates these changes will reduce income from service charges on deposit accounts by approximately $40 million in 2022.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust income was $645 million in 2021, compared with $602 million in 2020 and $573 million in 2019. Revenues associated with the ICS business were $375 million in 2021, $342 million in 2020 and $311 million in 2019. The increases in ICS revenue in 2021 and 2020 reflect sales activities and increased retirement services income resulting from growth in collective fund balances. Revenues attributable to WAS totaled $255 million in 2021 and $233 million in each of 2020 and 2019. As compared with the previous two years, revenue in 2021 reflected an increase related to equity market performance.  Revenue in 2021 and 2020 was offset by proprietary fund money market fee waivers as a result of the low interest rate environment. Trust assets under management were $165.6 billion and $135.8 billion at December 31, 2021 and 2020, respectively. Trust assets under management include the Company’s proprietary mutual funds’ assets of $13.2 billion at December 31, 2021 and $12.9 billion at December 31, 2020. Additional trust income from investment management activities was $15 million, $27 million and $29 million in 2021, 2020 and 2019, respectively, and includes fees earned from retail customer investment accounts.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees and, since June 2021, sales of select investment products of LPL Financial (as described below), totaled $63 million in 2021, compared with $47 million in 2020 and $49 million in 2019. The increase in brokerage services income in 2021 reflects a change in June 2021 in product delivery to retail brokerage and certain trust customers related to the LPL Financial relationship.  Revenues associated with the sale of investment products of LPL Financial, an independent financial services broker, are included in “brokerage services income.” Prior to the transition to LPL Financial’s product platform, revenues earned by the Company from providing those customers with proprietary trust products managed by the Company were reported as trust income. Trading account and foreign exchange activity resulted in gains of $24 million in 2021, $41 million in 2020 and $62 million in 2019. The decline in gains resulted predominantly from decreased activity related to interest rate swap agreements with commercial customers. The Company enters into interest rate swap agreements and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 19 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

The Company recognized net losses on investment securities of $21 million and $9 million in 2021 and 2020, respectively, compared with net gains of $18 million in 2019. The gains and losses represented unrealized gains and losses on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations totaled $483 million in 2021, compared with $471 million in 2020 and $469 million in 2019. Comparing 2021 with 2020, higher merchant discount, credit card interchange and letter of credit and credit-related fees, largely loan syndication fees, were partially offset by lower income received from BLG during 2021. Comparing 2020 with 2019, higher income received from BLG during 2020 was offset by declines in letter of credit and credit-related fees, predominantly loan syndication fees.

Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees totaled $128 million, $109 million and $124 million in 2021, 2020 and 2019, respectively. The increased level of such fees in 2021 and 2019 resulted largely from higher loan syndication fees as compared with 2020.  Revenues from merchant discount and credit card fees were $140 million in 2021, $111 million in 2020 and $117 million in 2019. The higher level of such revenues in 2021 was the result of increased customer transaction activity reflecting lessened pandemic related restrictions on business and customer activity as compared with 2020. Tax-exempt income earned from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $47 million in 2021, $48 million in 2020 and $50 million in 2019. Insurance-related sales commissions and other revenues totaled $47 million in each of 2021, 2020 and 2019. Automated teller machine usage fees aggregated $11 million in 2021, $9 million in 2020 and $13 million in 2019.

M&T’s investment in BLG resulted in cash distributions declared and paid by BLG that are included in “other revenues from operations” of $30 million in 2021, $53 million in 2020 and $37 million in 2019. During 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. Subsequently, M&T has received cash distributions when declared by BLG that result in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions cannot be estimated. BLG is entitled to receive distributions from its affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T. Information about the

Company’s relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.

Other Expense

Other expense aggregated $3.61 billion in 2021, compared with $3.39 billion in 2020 and $3.47 billion in 2019. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $10 million, $15 million and $19 million in 2021, 2020 and 2019, respectively and merger-related expenses of $44 million in 2021.  No merger-related expenses were incurred in 2020 and 2019. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $3.56 billion in 2021, $3.37 billion in 2020 and $3.45 billion in 2019. The higher level of noninterest operating expenses in 2021 as compared with the prior year reflected increased costs for salaries and employee benefits (predominantly incentive compensation), outside data processing and software, FDIC assessments, and professional services expenses, partially offset by a reduction in the valuation allowance for capitalized mortgage servicing rights as compared to an increase in 2020. Contributing to the lower level of noninterest operating expense in 2020 as compared with 2019 were decreased costs for professional services, legal-related matters, advertising and marketing, and travel and entertainment. Additionally, a $48 million charge was recorded in 2019 to reduce the carrying value of an investment in an asset manager that had been accounted for using the equity method of accounting to its estimated realizable value. Those factors were partially offset by higher costs for salaries and employee benefits, outside data processing and software, increases to the valuation allowance for capitalized residential mortgage servicing rights and $14 million of expenses related to the planned transition of the support for the Company’s retail brokerage and advisory business to the platform of LPL Financial.

Salaries and employee benefits expense aggregated $2.05 billion in 2021, compared with $1.95 billion and $1.90 billion in 2020 and 2019, respectively. The higher levels of expenses in 2021 as compared with 2020 reflect the impact of higher incentive compensation, including commissions, as well as merit and other increases for employees. Stock-based compensation totaled $85 million in 2021, compared with $80 million in 2020 and $76 million in 2019. The number of full-time equivalent employees were 17,421 and 17,076 at December 31, 2021 and 2020, respectively, compared with 17,503 at December 31, 2019.

The Company provides pension and other postretirement benefits for its employees, including pension, retirement savings and post-retirement benefit plans. Expenses related to such benefits totaled $128 million in 2021, $118 million in 2020 and $76 million in 2019. The amounts recorded in salaries and employee benefits expense and other costs of operations, respectively, from the preceding sentence were as follows: $125 million and $3 million in 2021; $118 million and ($329,000) in 2020; and $98 million and ($22) million in 2019.  The Company sponsors both defined benefit and defined contribution pension plans.  Pension benefit expense for those plans was $68 million in 2021, $60 million in 2020 and $31 million in 2019. Components of pension expense include the amortization of net unrecognized gains and losses included in accumulated other comprehensive income. Such net unrecognized gains and losses have generally been amortized over the average remaining service periods of active participants in the plan.  If all or substantially all of the plan’s participants are inactive, GAAP provides for the average remaining life expectancy of the participants to be used instead of average remaining service periods. Substantially all of the participants in the Company’s qualified defined benefit pension plan were inactive and, beginning in 2022, the average remaining life expectancy will be utilized prospectively to amortize the net unrecognized gains and losses of the Plan existent at each measurement date. The change is expected to increase the amortization period by approximately sixteen years beginning in 2022 and, accordingly, reduce the amount of amortization of unrecognized losses recorded in the 2022 net periodic pension expense that otherwise would have been recorded by approximately $35 million.

Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 13 of Notes to Financial Statements.

The Company’s retirement savings plan (“RSP”) is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. RSP expense reflecting the Company’s employer matching contribution totaled $63 million in 2021, $62 million in 2020 and $48 million in 2019.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses were $1.51 billion in 2021, $1.42 billion in 2020 and $1.55 billion in 2019. The increase in such expenses in 2021 as compared with 2020 reflects a rise in expenditures for outside data processing and software, FDIC assessments and professional services, partially offset by a reduction in the valuation allowance for capitalized mortgage servicing rights as compared to an increase in 2020. The decrease in nonpersonnel operating expenses from 2019 to 2020 reflected lower expenditures for professional services, legal-related matters, advertising and marketing, and travel and entertainment.  Additionally, a $48 million charge from the 2019 sale of an investment in an asset manager contributed to the higher expenses in 2019. Those factors were partially offset by higher costs for outside data processing and software, increases to the valuation allowance for capitalized residential mortgage servicing rights and $14 million of expenses related to the planned transition of the support for the Company’s retail brokerage and advisory business to the platform of LPL Financial. During 2019 the Company increased its reserve for legal matters, predominantly related to a subsidiary’s role as trustee of Employee Stock Ownership Plans in its Institutional Client Services business. The Company made contributions to The M&T Charitable Foundation of $28 million and $8 million in 2021 and 2020, respectively. There were no similar contributions in 2019.

Income Taxes

The provision for income taxes was $596 million in 2021, $416 million in 2020 and $618 million in 2019. The effective tax rates were 24.3% in each of 2021 and 2019 and 23.5% in 2020. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods will also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. Information about amounts accrued for uncertain tax positions and a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 14 of Notes to Financial Statements.

International Activities

Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $197 million and $170 million of loans to foreign borrowers at December 31, 2021 and 2020, respectively. During the second quarter of 2021, the Company introduced a new interest-bearing sweep product (included in savings and interest-bearing deposits) that replaced the Eurodollar sweep product previously recorded as Cayman Islands office deposits.  As a result, there were no outstanding deposits at the Cayman Islands office at December 31, 2021 and the office is closed.  Deposits in the Company’s office in the Cayman Islands aggregated $652 million at December 31, 2020. Loans at M&T Bank’s commercial banking office in Ontario, Canada included in international assets as of December 31, 2021 and 2020 totaled $153 million and $149 million, respectively. Deposits at that office were $32 million at each of

December 31, 2021 and December 31, 2020. The Company also offers trust-related services in Europe. Revenues from providing such services during 2021, 2020 and 2019 were approximately $38 million, $36 million and $32 million, respectively.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 90% of the Company’s earning assets at December 31, 2021, compared with 88% at December 31, 2020 and 83% at December 31, 2019.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits and longer-term borrowings. At December 31, 2021, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $16.2 billion. Outstanding borrowings under FHLB credit facilities totaled $2 million at each of December 31, 2021 and 2020. Such borrowings were secured by loans and investment securities. M&T Bank had an available line of credit with the FRB of New York that totaled approximately $13.8 billion at December 31, 2021. The amount of that line is dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such line of credit at December 31, 2021 and 2020. Senior notes issued and outstanding totaled $2.4 billion at December 31, 2021 and $2.8 billion at December 31, 2020. On January 25, 2021, $350 million of variable rate senior notes of M&T Bank matured.  In addition, on March 1, 2021, M&T Bank redeemed $500 million of subordinated notes that were due to mature on December 1, 2021.

The Company has, from time to time, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. Pursuant to the Dodd-Frank Act, the Company’s junior subordinated debentures associated with trust preferred securities have been removed from the definition of Tier 1 capital but, similar to other subordinated capital notes, are considered Tier 2 capital and are includable in total regulatory capital. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.

The Company has also benefited from the placement of brokered deposits. The Company has brokered savings and interest-bearing checking deposit accounts that aggregated $3.2 billion and $4.5 billion at December 31, 2021 and 2020, respectively. Brokered time deposits were not a significant source of funding as of those dates.

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

Table 16

DEBT RATINGS

	Moody’s	Standard and Poor’s	Fitch
M&T Bank Corporation
Senior debt	A3	BBB+	A
Subordinated debt	A3	BBB	A-
M&T Bank
Short-term deposits	Prime-1	A-2	F1
Long-term deposits	Aa3	A-	A+
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account was not material at December 31, 2021 or December 31, 2020. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $662 million and $725 million at December 31, 2021 and 2020, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 17

MATURITY DISTRIBUTION OF LOANS AND LEASES(a)

December 31, 2021	Demand	2022	2023 - 2026	2027 - 2036	After 2036
	(In thousands)

Commercial, financial, leasing, etc.	$5,492,359	$4,219,626	$12,395,898	$1,170,961	$119,074
Commercial real estate	100,704	13,080,694	18,058,994	2,960,580	89,210
Residential real estate	46,966	852,195	2,683,556	5,987,321	6,008,251
Consumer	502,772	1,625,451	6,161,602	6,120,006	3,377,688
Total	$6,142,801	$19,777,966	$39,300,050	$16,238,868	$9,594,223

Floating or adjustable interest rates:
Commercial, financial, leasing, etc.			$7,377,411	$298,217	$2,127
Commercial real estate			12,468,282	1,580,905	36,038
Residential real estate			449,620	1,109,820	1,348,893
Consumer			650,713	312,697	2,535,347
Fixed or predetermined interest rates:
Commercial, financial, leasing, etc.			5,018,487	872,744	116,947
Commercial real estate			5,590,712	1,379,675	53,172
Residential real estate			2,233,936	4,877,501	4,659,358
Consumer			5,510,889	5,807,309	842,341
Total			$39,300,050	$16,238,868	$9,594,223

(a)	The data do not include nonaccrual loans.

The Company enters into contractual obligations in the normal course of business that require future cash payments. The contractual amounts and timing of those payments as of December 31, 2021 are summarized in table 18. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 22 of Notes to Financial Statements. Table 18 summarizes the Company’s other commitments as of December 31, 2021 and the timing of the expiration of such commitments.

Table 18
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2021	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$2,300,825	$376,848	$130,290	$—	$2,807,963
Short-term borrowings	47,046	—	—	—	47,046
Long-term borrowings	903,864	775,636	749,740	1,056,129	3,485,369
Operating leases	94,566	145,692	91,454	99,400	431,112
Other	279,570	109,568	17,005	18,401	424,544
Total	$3,625,871	$1,407,744	$988,489	$1,173,930	$7,196,034
Other commitments
Commitments to extend credit (a)	$17,060,039	$8,170,578	$5,459,006	$3,629,521	$34,319,144
Standby letters of credit	1,279,387	542,887	228,757	100,564	2,151,595
Commercial letters of credit	14,142	666	17,173	—	31,981
Financial guarantees and indemnification contracts	41,988	282,282	734,726	3,152,801	4,211,797
Commitments to sell real estate loans	1,214,036	153,487	—	—	1,367,523
Total	$19,609,592	$9,149,900	$6,439,662	$6,882,886	$42,082,040

(a)	Amounts exclude discretionary funding commitments to commercial customers of $10.8 billion that the Company has the unconditional right to cancel prior to funding.

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2021 approximately $1.6 billion was available for payment of dividends to M&T from banking subsidiaries. M&T also may obtain funding through long-term borrowings. Outstanding senior notes of M&T at December 31, 2021 and December 31, 2020 were $766 million and $783 million, respectively. Junior subordinated debentures of M&T associated with trust preferred securities outstanding at December 31, 2021 and December 31, 2020 totaled $532 million and $528 million, respectively.

Table 19

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2021	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale(a)
U.S. Treasury and federal agencies
Carrying value	$5,165	$673,525	$—	$—	$678,690
Yield	1.14%	.82%	—	—	.83%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	311,207	1,317,943	906,798	619,364	3,155,312
Yield	2.28%	2.28%	2.27%	2.23%	2.27%
Other debt securities
Carrying value	1,778	7,302	86,205	26,517	121,802
Yield	2.34%	3.39%	2.70%	4.00%	3.04%
Total investment securities available for sale
Carrying value	318,150	1,998,770	993,003	645,881	3,955,804
Yield	2.26%	1.78%	2.31%	2.31%	2.04%
Investment securities held to maturity
U.S. Treasury and federal agencies
Carrying value	3,052	—	—	—	3,052
Yield	.12%	—	—	—	.12%
Obligations of states and political subdivisions
Carrying value	177	—	—	—	177
Yield	4.87%	—	—	—	4.87%
Mortgage-backed securities(b)
Government issued or guaranteed
Carrying value	120,585	504,540	609,850	1,432,353	2,667,328
Yield	2.16%	2.16%	2.16%	2.16%	2.16%
Privately issued
Carrying value	3,813	15,265	19,079	23,398	61,555
Yield	2.72%	2.72%	2.72%	2.60%	2.66%
Other debt securities
Carrying value	—	—	—	2,562	2,562
Yield	—	—	—	4.32%	4.32%
Total investment securities held to maturity
Carrying value	127,627	519,805	628,929	1,458,313	2,734,674
Yield	2.13%	2.18%	2.18%	2.17%	2.17%
Equity and other securities
Equity securities
Carrying Value					77,640
Yield					.50%
Other investment securities
Carrying Value					387,742
Yield					2.90%
Total investment securities
Carrying value	$445,777	$2,518,575	$1,621,932	$2,104,194	$7,155,860
Yield	2.22%	1.86%	2.25%	2.21%	2.12%

(a)	Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.
(b)	Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 20

MATURITY OF TIME DEPOSITS WITH BALANCES OVER $250,000

December 31,
2021
(In thousands)

3 months or less	$182,077
Over 3 through 6 months	124,165
Over 6 through 12 months	29,210
Over 12 months	9,736
Total	$345,188

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2021, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $15.0 billion. In addition, the Company has entered into $8.4 billion of forward-starting interest rate swap agreements. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 19 of Notes to Financial Statements.

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

Table 21 displays as of December 31, 2021 and 2020 the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 21

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	December 31, 2021	December 31, 2020
	(In thousands)

+200 basis points	$533,317	324,684
+100 basis points	297,573	182,661
-100 basis points	(204,760)	(61,792)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain at or above zero on all points of the yield curve.  The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The sensitivity of net interest income to changes in interest rates increased as of December 31, 2021 as compared with December 31, 2020 due to the low interest rate environment and composition of the Company’s portfolios of earning assets and interest-bearing liabilities, in particular the increased balance of interest-bearing deposits at banks.

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

Table 22

CONTRACTUAL REPRICING DATA

December 31, 2021	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$47,499,655	$6,871,241	$19,866,684	$18,674,872	$92,912,452
Investment securities	212,554	92,732	737,854	6,112,720	7,155,860
Other earning assets	41,921,266	783	—	—	41,922,049
Total earning assets	89,633,475	6,964,756	20,604,538	24,787,592	141,990,361
Savings and interest- checking deposits	68,603,966	—	—	—	68,603,966
Time deposits	1,071,254	1,229,571	507,138	—	2,807,963
Total interest- bearing deposits	69,675,220	1,229,571	507,138	—	71,411,929
Short-term borrowings	47,046	—	—	—	47,046
Long-term borrowings	—	903,864	1,525,376	1,056,129	3,485,369
Total interest- bearing liabilities	69,722,266	2,133,435	2,032,514	1,056,129	74,944,344
Interest rate swap agreements	(15,000,000)	8,150,000	6,350,000	500,000	—
Periodic gap	$4,911,209	$12,981,321	$24,922,024	$24,231,463
Cumulative gap	4,911,209	17,892,530	42,814,554	67,046,017
Cumulative gap as a % of total earning assets	3.5%	12.6%	30.2%	47.2%

A significant amount of the Company’s interest-earning assets, interest-bearing liabilities, preferred equity instruments and interest rate swap agreements have contractual repricing terms that reference the London Interbank Offered Rate (“LIBOR”).  Various regulatory bodies have encouraged banks to transition away from LIBOR as soon as practicable, generally cease entering new contracts that use LIBOR as a reference rate no later than December 31, 2021, and for new contracts entered into before December 31, 2021 to utilize a reference rate other than LIBOR or include robust language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Certain tenors of LIBOR have ceased publication at December 31, 2021 and complete cessation of LIBOR publication is expected by June 30, 2023. Effective December 31, 2021, the Company has essentially discontinued entering into new LIBOR-based contracts.

The Company established an enterprise-wide LIBOR transition program in 2019, which includes a LIBOR Transition Office with senior management level leadership and dedicated full-time employee staffing. Progress on the LIBOR transition effort is monitored by executive management as well as the Risk Committee of the Board of Directors. At December 31, 2021 the Company had LIBOR-based commercial loans and leases and commercial real estate loans of $37.7 billion and residential mortgage and consumer loans of $1.9 billion outstanding. As of that date, approximately half of such loans either mature before June 30, 2023 or have been amended to include appropriate alternative language to be effective upon cessation of LIBOR publication. Approximately $979 million of borrowings and $850 million of preferred equity instruments reference LIBOR.  The Company’s interest rate swap agreements primarily reference LIBOR.  In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallback Protocol (“Protocol”). The Protocol enables market participants to incorporate certain revisions into their legacy non-cleared derivative trades with other counterparties that also choose to adhere to the Protocol.  M&T adhered to the Protocol in November 2020 and is in the process of remediating its interest rate swap transactions with its end-user customers. With respect to the Company’s cleared interest rate swap agreements that reference LIBOR, clearinghouses have adopted the same relevant Secured Overnight Financing Rate (“SOFR”) benchmark alternatives of the Supplement and Protocol.

As loans mature and new originations occur a larger percentage of the Company’s variable-rate loans are expected to reference SOFR or other indexes, including the Bloomberg Short Term Bank Yield Index (“BSBY”). At December 31, 2021, the Company had approximately $3.6 billion and $55 million of outstanding loan balances that reference SOFR and BSBY, respectively. Additionally, as of December 31, 2021 the Company had $5.0 billion of notional amount of interest rate swap agreements designated as cash flow hedges of commercial real estate loans, including $3.5 billion of forward-starting interest rate swap agreements that become effective in 2022 and 2023, and notional amounts of $1.0 billion of interest rate contracts in the trading account that are referenced to SOFR. The Company’s usage of interest rate swap agreements referenced to SOFR or BSBY is expected to increase in response to the discontinuation of LIBOR. The Company continues to work with its customers and other counterparties to remediate LIBOR-based agreements which expire after June 30, 2023 by incorporating alternative language, negotiating new agreements, or other means. The discontinuation of LIBOR and uncertainty relating to the emergence of one or more alternative benchmark indexes to replace LIBOR could materially impact the Company’s interest rate risk profile and its management thereof.

In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to some of the Company’s investment securities. Information about the fair valuation of investment securities is presented in notes 3 and 21 of Notes to Financial Statements.

The Company engages in limited trading account activities to meet the financial needs of customers and to fund the Company’s obligations under certain deferred compensation plans. Financial instruments utilized for trading account activities consist predominantly of interest rate contracts, such as interest rate swap agreements, and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with trading account activities by entering into offsetting trading positions that are also included in the trading account. The fair values of trading account positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 19 of Notes to Financial Statements. The amounts of gross and net trading account positions, as well as the type of trading account activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading account activities.

The notional amounts of interest rate contracts entered into for trading account purposes totaled $32.6 billion at December 31, 2021 and $37.8 billion at December 31, 2020. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $1.1 billion and $776 million at December 31, 2021 and 2020, respectively. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities were $468 million and $83 million, respectively, at December 31, 2021 and $1.1 billion and $117 million, respectively, at December 31, 2020.  The fair value asset and liability amounts at December 31, 2021 have been reduced by contractual settlements of $54 million and $305 million, respectively, and at December 31, 2020 by contractual settlements of $6 million and $806 million, respectively. The lower balance of trading account assets at December 31, 2021 as compared with 2020 was largely the result of decreased values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments. Included in trading account assets at each of December 31, 2021 and 2020 were $21 million of assets related to deferred compensation plans. Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at each of December 31, 2021 and 2020 were $24 million of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $29 million at each of December 31, 2021 and December 31, 2020.

Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s trading account activities. Additional information about the Company’s use of derivative financial instruments in its trading account activities is included in note 19 of Notes to Financial Statements.

Capital

Shareholders’ equity was $17.9 billion at December 31, 2021 and represented 11.54% of total assets, compared with $16.2 billion or 11.35% at December 31, 2020 and $15.7 billion or 13.11% at December 31, 2019.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.75 billion at December 31, 2021, compared with $1.25 billion at each of December 31, 2020 and December 31, 2019. On August 17, 2021, M&T issued 50,000 shares of Series I Perpetual Fixed-Rate Reset Non-cumulative Preferred Stock, par value $1.00 and liquidation preference of $10,000 per share. Through August 31, 2026 holders of the Series I preferred stock are entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of 3.5%, payable semiannually in arrears. Subsequent to August 31, 2026 holders will be entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of the five-year U.S. Treasury Rate plus 2.679%, payable semiannually in arrears.  The Series I preferred stock may be redeemed at M&T’s option, in whole or in part, on any dividend payment date on or after September 1, 2026 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event whereby the full liquidation value of the shares no longer qualifies as “additional Tier 1 capital”.  On July 30, 2019, M&T issued 40,000 shares of Series G Perpetual Fixed-Rate Reset Non-cumulative Preferred Stock, par value $1.00 per share and liquidation preference of $10,000 per share. Through July 31, 2024 holders of the Series G preferred stock are entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of 5.0%, payable semiannually in arrears. Subsequent to July 31, 2024 holders will be entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of the five-year U.S.

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

Common shareholders’ equity totaled $16.2 billion, or $125.51 per share, at December 31, 2021, compared with $14.9 billion, or $116.39 per share, at December 31, 2020 and $14.5 billion, or $110.78 per share, at December 31, 2019. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $89.80 at December 31, 2021, compared with $80.52 and $75.44 at December 31, 2020 and 2019, respectively. The Company’s ratio of tangible common equity to tangible assets was 7.68% at December 31, 2021, compared with 7.49% and 8.55% at December 31, 2020 and 2019, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2021, 2020 and 2019 are presented in table 2. During 2021, 2020 and 2019, the ratio of average total shareholders’ equity to average total assets was 11.08%, 11.80% and 13.14%, respectively. The ratio of average common shareholders’ equity to average total assets was 10.13%, 10.88% and 12.08% in 2021, 2020 and 2019, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized gains on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $78 million, or $.60 per common share, at December 31, 2021, $145 million, or $1.13 per common share, at December 31, 2020, and $37 million, or $.29 per common share, at December 31, 2019. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses as of December 31, 2021 and 2020 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at December 31, 2021 were pre-tax effect unrealized gains of $115 million on securities with an amortized cost of $3.1 billion and pre-tax effect unrealized losses of $9 million on securities with an amortized cost of $709 million.  Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 21 of Notes to Financial Statements.

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

As of December 31, 2021, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of December 31, 2021, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

On January 1, 2020 the Company adopted amended accounting guidance that requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term. The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at December 31, 2021 and December 31, 2020 as the substantial majority of such investment securities were obligations backed by the U.S. government or its agencies. The Company assessed the potential for expected credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at December 31, 2021 and 2020, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $62 million and $77 million, respectively, and a fair value of $57 million and $70 million, respectively. At December 31, 2021, 81% of the mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of December 31, 2021, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities. Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $267 million, or $2.08 per common share, at December 31, 2021, $481 million, or $3.75 per common share, at December 31, 2020 and $342 million, or $2.62 per common share, at December 31, 2019. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 13 of Notes to Financial Statements.

On January 20, 2021, M&T’s Board of Directors authorized a stock repurchase plan to repurchase up to $800 million of shares of M&T’s common stock subject to all applicable regulatory limitations.  There were no repurchases pursuant to that authorization during 2021. Pursuant to previously approved capital plans and authorizations by M&T’s Board of Directors, M&T repurchased 2,577,000 common shares for $374 million in 2020 and 8,257,000 common shares for $1.3 billion during 2019.

During the fourth quarter of 2021, M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $1.20 per common share from the previous rate of $1.10 per common share. During 2019, M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $1.10 per common share in the fourth quarter from the previous rate of $1.00 per common share.  Cash dividends declared on M&T’s common stock totaled $584 million in 2021, compared with $569 million and $552 million in 2020 and 2019, respectively. Dividends per common share totaled $4.50 in 2021, compared with $4.40 and $4.10 in 2020 and 2019, respectively.  Dividends of $73 million in 2021, $68 million in 2020 and $72 million in 2019 were declared on preferred stock in accordance with the terms of each series.

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

Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a stress capital buffer requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a capital conservation buffer requirement. The buffer requirement for each entity is currently 2.5% of risk-weighted assets and must be composed entirely of CET1. The federal bank regulatory agencies have issued rules that allow banks and bank holding companies to phase-in the impact of adopting the expected credit loss accounting model on regulatory capital. Those rules allow banks and bank holding companies to delay for two years the day one impact on retained earnings of adopting the expected loss accounting standard and 25% of the cumulative change in the reported allowance for credit losses subsequent to the initial adoption, followed by a three-year transition period. M&T and its subsidiary banks adopted these rules and the impact is reflected in regulatory capital ratios as of December 31, 2021. The regulatory capital amounts and ratios of M&T and its bank subsidiaries as of December 31, 2021 are presented in note 24 of Notes to Financial Statements.  A detailed discussion of the regulatory capital rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

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

Fourth Quarter Results

Net income in the fourth quarter of 2021 was $458 million, compared with $471 million in the year-earlier quarter. Diluted and basic earnings per common share were each $3.37 in the final 2021 quarter, compared with diluted and basic earnings per common share of $3.52 in the corresponding quarter of 2020.  The annualized rates of return on average assets and average common shareholders’ equity for the final quarter of 2021 were 1.15% and 10.91%, respectively, compared with 1.30% and 12.07%, respectively, in the corresponding quarter of 2020.

Net operating income during 2021’s fourth quarter was $475 million, compared with $473 million in the year-earlier quarter. Diluted net operating earnings per common share were $3.50 and $3.54 in the fourth quarters of 2021 and 2020, respectively. The annualized net operating returns on average tangible assets and average tangible common equity in the final three months of 2021 were 1.23% and 15.98%, respectively, compared with 1.35% and 17.53%, respectively, in the similar 2020 period. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2021 and 2020 are provided in table 24.

Taxable-equivalent net interest income aggregated $937 million in the final quarter of 2021, compared with $993 million in the year-earlier period. That decline was attributable to lower average outstanding loan balances and a reduced net interest margin. Reflecting the impact of persistently low market interest rates and increased holdings of low-yielding balances at the FRB of New York, the net interest margin narrowed 42 basis points to 2.58% in the fourth quarter of 2021 from 3.00% in the final three months of 2020. Average earning assets were $131.9 billion in the final quarter of 2020 and $144.4 billion in 2021’s fourth quarter. The $12.5 billion increase in average earning assets was driven by a $22.1 billion rise in low-yielding deposit balances at the FRB of New York and other banks, partially offset by a $5.4 billion reduction in average outstanding loans. Average balances of commercial loans and leases were $22.3 billion in the recent quarter, down $5.4 billion or 19% from $27.7 billion in the fourth quarter of 2020.  That decline was largely the result of decreased average balances of PPP loans, due to loan forgiveness by the Small Business Administration, lower dealer floor plan balances, reflecting automobile production and inventory issues experienced by the industry, and subdued loan demand by commercial customers, in general. PPP loans averaged $1.6 billion in 2021’s final quarter, compared with $6.2 billion in the year-earlier quarter. Average commercial real estate loan balances aggregated $36.7 billion in the final quarter of 2021, down $990 million or 3% from $37.7 billion in the year-earlier quarter. Included in those totals were average balances of loans held for sale of $535 million in the final three months of 2021, compared with $307 million in the corresponding period of 2020. Average residential real estate loan balances decreased $471 million to $16.3 billion in the fourth quarter of 2021 from $16.8 billion in the year-earlier quarter, reflecting ongoing repayments of loans obtained in the acquisition of Hudson City. Also contributing to the decrease were loans held for sale that averaged $485 million and $645 million in the final quarters of 2021 and 2020, respectively. Consumer loans averaged $17.9 billion in the last three months of 2021, $1.4 billion or 9% higher than in the year-earlier quarter. That increase resulted from a rise in average balances of recreational finance loans of $1.0 billion and automobile loans of $624 million. The net interest spread narrowed in the fourth quarter of 2021 to 2.52%, down 38 basis points from 2.90% in the corresponding quarter of 2020. The yield on earning assets in the last three months of 2021 was 2.64%, down 51 basis points from the year-earlier quarter.  The rate paid on interest-bearing liabilities in the 2021’s final quarter was .12%, down 13 basis points from .25% in the similar quarter of 2020. The contribution of net interest-free funds to the Company’s net interest margin was .06% and .10% in the fourth quarters of 2021 and 2020, respectively. As a result, the Company’s net interest margin narrowed to 2.58% in the fourth quarter of 2021 from 3.00% in the year-earlier period.

A recapture of provision for credit losses of $15 million was recorded for the quarter ended December 31, 2021, compared with a $75 million provision for credit losses in the year-earlier period. Net loan charge-offs were $31 million in the last three months of 2021, representing an annualized .13% of average loans and leases outstanding, compared with $97 million or .39% during the similar 2020 period. Net charge-offs in the fourth quarters of 2021 and 2020 included: net charge-offs of commercial loans of $25 million in 2021 and $67 million in 2020; net recoveries of commercial real estate loans of $7 million in 2021 compared with net charge-offs of $12 million in 2020; net charge-offs of residential real estate loans of $2 million in 2021 and net recoveries of $1 million in 2020; and net charge-offs of consumer loans of $11 million in 2021 and $19 million in 2020.

Other income rose to $579 million in the fourth quarter of 2021 from $551 million in the similar 2020 period. The increased level in the recent quarter resulted largely from higher trust income, service charges on deposit accounts and brokerage services income.

Other expense totaled $928 million during the recent quarter, compared with $845 million in the final quarter of 2020. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $2 million and $3 million during the quarters ended December 31, 2021 and 2020, respectively and merger-related expenses of $21 million in fourth quarter of 2021. No merger-related expenses were incurred in the year-earlier quarter. Exclusive of those nonoperating expenses, noninterest operating expenses were $904 million in the fourth quarter of 2021 and $842 million in the corresponding 2020 quarter. Factors contributing to the higher level of expenses in the recent quarter as compared with the fourth quarter of 2020 were predominantly related to increased costs for salaries and employee benefits (including higher incentive compensation), outside data processing and software, and professional services. The Company’s efficiency ratio during the final quarters of 2021 and 2020 was 59.7% and 54.6%, respectively. Table 24 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2021 and 2020.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 23 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions.  Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Financial information about the Company’s segments is presented in note 23 of Notes to Financial Statements.

The Business Banking segment provides a wide range of services to small businesses and professionals within markets served by the Company through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the Small Business Administration, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. Net income of the Business Banking segment aggregated $213 million in 2021, up 34% from $159 million in 2020. Higher net interest income of $56 million, a $15 million decline in the provision for credit losses and higher merchant discount and credit card fees of $12 million in 2021 were partially offset by higher personnel-related costs of $11 million. The higher net interest income reflected a 127 basis point widening of the net interest margin on loans and higher average deposit balances of $3.3 billion, partially offset by a 57 basis point narrowing of the net interest margin on deposits. The widening margin on loans resulted from a higher level of PPP fee income resulting from the forgiveness of loans by the SBA. The increase in average deposits resulted from a continued desire by the customers of the Business Banking segment to maintain liquidity during the pandemic and amid the low interest rate environment. This segment recorded net income of $168 million in 2019. The 6% decline in 2020 as compared with 2019 resulted from a $10 million decrease in service charges on deposit accounts, a $9 million increase in the provision for credit losses, due largely to higher net charge-offs, and higher personnel-related costs of $7 million. Those unfavorable factors were partially offset by an $11 million increase in net interest income. The growth in net interest income reflected an increase in average outstanding deposit and loan balances of $3.0 billion and $2.4 billion, respectively, partially offset by a narrowing of the net interest margin on deposits and loans of 89 basis points and 17 basis points, respectively.

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. The Commercial Banking segment recorded net income of $494 million in 2021, compared with $508 million in 2020.  The most significant factors contributing to the 3% decline in net income from 2020 to 2021 included a higher provision for credit losses of $28 million, an increase of $13 million in centrally allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment, and a $10 million decrease in net interest income. The impact of those items on net income was partially offset by higher letter of credit and other credit-related fees of $22 million and higher merchant discount and credit card fees of $13 million. The decrease in net interest income reflected lower average outstanding loan balances of $1.8 billion and a 52 basis point narrowing of the net interest margin on deposits offset, in part, by a widening of the net interest margin on loans of 22 basis points and higher average deposit balances of $5.4 billion. Net income for the Commercial Banking segment totaled $520 million in 2019.  The decline in net income in 2020 from 2019 was predominantly driven by a $48 million increase in the provision for credit losses, due to higher loan balances and net charge-offs, and a $9 million write-down of equipment in 2020 that was leased to customers. Offsetting the noted unfavorable factors were a $35 million increase in net interest income and an $11 million decrease in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment. The increased net interest income reflected higher average outstanding deposit and loan balances of $6.2 billion and $2.2 billion, respectively, partially offset by an 84 basis point narrowing of the net interest margin on deposits.

The Commercial Real Estate segment provides credit and deposit services to its customers. Commercial real estate loans may be secured by apartment/multifamily buildings, office, retail and industrial space or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs.  Commercial real estate loans held for sale are included in this segment.  Net income for the Commercial Real Estate segment was $372 million in 2021, compared with $382 million in 2020.  The $10 million, or 2%, decrease was primarily attributable to a $30 million decline in net interest income, reflecting a 58 basis point narrowing of the net interest margin on deposits and lower average loan balances of $237 million.  Additionally, lower trading account and foreign exchange gains of $12 million, resulting from decreased activity related to interest rate swap agreements executed on behalf of commercial customers, a $7 million increase in the amortization of capitalized commercial mortgage servicing rights, a $7 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment and higher FDIC assessments and salaries and employee benefits of $6 million each were partially offset by a $40 million decrease in the provision for credit losses and a $17 million increase in commercial mortgage servicing income. Net income for this segment decreased 21% in 2020 from $486 million in 2019. That decline resulted from a $106 million rise in the provision for credit losses, due to higher loan balances and net charge-offs, a decline in net interest income of $19 million, higher salaries and employee benefits expense of $11 million, largely reflecting increased incentive compensation costs, and lower trading account and foreign exchange gains of $9 million, resulting from decreased activity related to interest rate swap agreements executed on behalf of customers. Partially offsetting those unfavorable factors was a $10 million rise in commercial mortgage banking revenues, due in part to wider margins on loans originated for sale. The lower net interest income was largely attributable to a narrowing of the net interest margin on deposits and loans of 76 basis points and 14 basis points, respectively, partially offset by higher average outstanding loan balances of $1.7 billion.

The Discretionary Portfolio segment includes investment and trading account securities, residential real estate loans and other assets, short-term and long-term borrowed funds, brokered deposits, and, through June 2021, Cayman Islands office deposits.  This segment also provides foreign exchange services to customers. Net income of the Discretionary Portfolio segment aggregated $289 million in 2021 and $327 million in 2020.  The 12% decline in the 2021’s net income as compared with 2020 reflects a $21 million increase in intersegment fees related to the transfer of residential mortgage loans to the Discretionary Portfolio segment from the Residential Mortgage Banking segment, a $12 million decrease in the value of marketable equity securities, and an $8 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Discretionary Portfolio segment. The Discretionary Portfolio segment recorded net income $144 million in 2019. The significant increase to $327 million in 2020 was driven by a $277 million rise in net interest income, reflecting additional income from interest rate swap agreements utilized as part of the Company’s management of interest rate risk. Partially offsetting that factor were valuation losses associated with marketable equity securities (compared with gains in the 2019 period) representing a change of $25 million.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment.  The Company periodically purchases the rights to service loans and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment.  Income for the Residential Mortgage Banking segment increased 29% to $173 million in 2021 from $134 million in 2020. That year-over-year increase was attributable to higher net interest income of $40 million, reflecting higher average loan balances of $1.3 billion, and increased revenues associated with servicing and sub-servicing residential real estate loans (including intersegment revenues) of $9 million. The Residential Mortgage Banking segment’s net income rose 85% to $134 million in 2020 from $72 million in 2019. That improvement resulted from a $131 million increase in revenues associated with mortgage origination and sales activities (including intersegment revenues) and higher net interest income of $33 million, reflecting higher average outstanding balances of deposits and loans of $1.1 billion and $1.0 billion, respectively. Offsetting those favorable factors were higher servicing-related costs (including intersegment costs and changes to the valuation allowance for capitalized residential mortgage servicing rights) of $37 million, higher personnel-related costs of $22 million, reflecting increased headcount and higher commissions, lower revenues of $17 million associated with servicing and sub-servicing residential real estate loans (including intersegment revenues), and a $14 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment.

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Virginia, West Virginia and the District of Columbia. Credit services offered by this segment include consumer installment loans, automobile and recreational finance loans

(originated both directly and indirectly through dealers), home equity loans and lines of credit, and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts, investment products, including mutual funds and annuities and other services.  Retail Banking segment net income aggregated $341 million in 2021 compared with $365 million in 2020. Factors contributing to the decline in net income in 2021 included a decrease of $78 million in net interest income and increased centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Retail Banking segment. The net interest income decline reflected a narrowing of the net interest margin on deposits of 49 basis points, partially offset by higher average outstanding balances of deposits and loans of $5.1 billion and $1.5 billion, respectively. The unfavorable factors were partially offset by a $53 million decrease in the provision for credit losses, a $22 million decrease in personnel-related costs (reflecting lower staffing levels), a $20 million rise in service charges on deposit accounts and an $8 million increase in merchant discount and credit card fees. Net income for the Retail Banking segment was $365 million in 2020, down 31% from $528 million in 2019. That decrease was predominantly attributable to a $185 million decline in net interest income, reflecting a 74 basis point narrowing of the net interest margin on deposits, partially offset by higher average outstanding deposit and loan balances of $2.4 billion and $1.4 billion, respectively, and a $51 million decrease in consumer service charges on deposit accounts.  The lower consumer service charges reflect fee waivers and lower transaction activity as a result of the COVID-19 pandemic. Those unfavorable factors were offset, in part, by a $17 million decrease in advertising and marketing expenses due to reduced activities related to the pandemic and a $14 million decline in the provision for credit losses.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments.  Reflected in this category are the amortization of core deposit and other intangible assets from the acquisitions of financial institutions, distributions from BLG, merger-related expenses related to acquisitions (when incurred) and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses.  The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities.  The various components of the “All Other” category resulted in a net loss of $24 million and $523 million in 2021 and 2020, respectively. As compared with 2020, the lower net loss in 2021 resulted from a $795 million decrease in the provision for credit losses, the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, and increased trust income. Those favorable factors were partially offset by higher professional services expenses and increased personnel-related costs. The net loss in 2020 as compared with 2019’s net income of $11 million resulted from a $476 million increase in the provision for credit losses, the unfavorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, and a $29 million increase in outside data processing and software costs. Those unfavorable factors were partially offset by a $112 million decrease in professional and other outside services, a $49 million decrease in accruals for legal matters, the impact of a $48 million charge from the sale of an affiliated asset manager during 2019, higher trust income of $29 million, and increased income from BLG of $16 million.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 27 of Notes to Financial Statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement that does not describe historical or current facts is a forward-looking statement, including statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management.

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

Statements regarding the Company’s expectations or predictions regarding the proposed transaction between M&T and People’s United also are forward-looking statements, including statements regarding the expected timing, completion and effects of the proposed transaction as well as M&T’s and People’s United’s expected financial results, prospects, targets, goals and outlook. M&T provides further detail regarding the risks and uncertainties related to the proposed transaction in its public filings, including in the “Risk Factors” section of this annual report.

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

Future factors include risks, predictions and uncertainties relating to: the proposed transaction between M&T and People’s United, including the factors that are described in the “Risk Factors” section of this annual report; the impact of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation and regulations affecting the financial services industry, and/or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; containing costs and expenses; governmental and public policy changes; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

Table 23

QUARTERLY TRENDS

	2021 Quarters				2020 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$962,081	996,649	974,090	1,020,695	1,042,862	1,005,180	1,036,476	1,125,482
Interest expense	24,725	25,696	28,018	35,567	49,610	58,066	75,105	143,614
Net interest income	937,356	970,953	946,072	985,128	993,252	947,114	961,371	981,868
Less: provision for credit losses	(15,000)	(20,000)	(15,000)	(25,000)	75,000	150,000	325,000	250,000
Other income	578,637	569,126	513,633	505,598	551,250	520,561	487,273	529,360
Less: other expense	927,500	899,334	865,345	919,444	845,008	826,774	807,042	906,416
Income before income taxes	603,493	660,745	609,360	596,282	624,494	490,901	316,602	354,812
Applicable income taxes	141,962	161,582	147,559	145,300	149,382	114,746	71,314	80,927
Taxable-equivalent adjustment	3,563	3,703	3,732	3,733	3,972	4,019	4,234	5,063
Net income	$457,968	495,460	458,069	447,249	471,140	372,136	241,054	268,822
Net income available to common shareholders-diluted	$434,171	475,961	438,759	428,093	451,869	353,400	223,099	250,701
Per common share data
Basic earnings	$3.37	3.70	3.41	3.33	3.52	2.75	1.74	1.93
Diluted earnings	3.37	3.69	3.41	3.33	3.52	2.75	1.74	1.93
Cash dividends	$1.20	1.10	1.10	1.10	1.10	1.10	1.10	1.10
Average common shares outstanding
Basic	128,698	128,689	128,671	128,537	128,303	128,285	128,275	129,696
Diluted	128,888	128,844	128,842	128,669	128,379	128,355	128,333	129,755
Performance ratios, annualized
Return on
Average assets	1.15%	1.28%	1.22%	1.22%	1.30%	1.06%	.71%	.90%
Average common shareholders’ equity	10.91%	12.16%	11.55%	11.57%	12.07%	9.53%	6.13%	7.00%
Net interest margin on average earning assets (taxable-equivalent basis)	2.58%	2.74%	2.77%	2.97%	3.00%	2.95%	3.13%	3.65%
Nonaccrual loans to total loans and leases, net of unearned discount	2.22%	2.40%	2.31%	1.97%	1.92%	1.26%	1.18%	1.13%
Net operating (tangible) results (a)
Net operating income (in thousands)	$475,477	504,030	462,959	457,372	473,453	375,029	243,958	271,705
Diluted net operating income per common share	$3.50	3.76	3.45	3.41	3.54	2.77	1.76	1.95
Annualized return on
Average tangible assets	1.23%	1.34%	1.27%	1.29%	1.35%	1.10%	.74%	.94%
Average tangible common shareholders’ equity	15.98%	17.54%	16.68%	17.05%	17.53%	13.94%	9.04%	10.39%
Efficiency ratio (b)	59.7%	57.7%	58.4%	60.3%	54.6%	56.2%	55.7%	58.9%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$157,722	154,037	150,641	148,157	144,563	140,181	136,446	120,585
Total tangible assets (c)	153,125	149,439	146,041	143,554	139,958	135,574	131,836	115,972
Earning assets	144,420	140,420	136,951	134,355	131,916	127,689	123,492	108,226
Investment securities	6,804	6,019	6,211	6,605	7,195	7,876	8,500	9,102
Loans and leases, net of unearned discount	93,250	95,314	98,610	99,356	98,666	98,210	97,797	91,706
Deposits	134,444	131,255	128,413	125,733	120,976	116,306	111,795	96,166
Common shareholders’ equity (c)	15,863	15,614	15,321	15,077	14,963	14,823	14,703	14,470
Tangible common shareholders’ equity (c)	11,266	11,016	10,721	10,474	10,358	10,216	10,093	9,857
At end of quarter
Total assets (c)	$155,107	151,901	150,623	150,481	142,601	138,627	139,537	124,578
Total tangible assets (c)	150,511	147,304	146,023	145,879	137,998	134,021	134,928	119,966
Earning assets	141,990	138,257	137,171	137,367	129,295	126,418	127,149	112,046
Investment securities	7,156	6,448	6,143	6,611	7,046	7,723	8,454	8,957
Loans and leases, net of unearned discount	92,912	93,583	97,113	99,299	98,536	98,447	97,758	94,142
Deposits	131,543	128,701	128,269	128,476	119,806	115,163	114,968	100,183
Common shareholders’ equity (c)	16,153	15,779	15,470	15,197	14,937	14,851	14,695	14,566
Tangible common shareholders’ equity (c)	11,557	11,182	10,870	10,595	10,334	10,245	10,086	9,954
Equity per common share	125.51	122.60	120.22	118.12	116.39	115.75	114.54	113.54
Tangible equity per common share	89.80	86.88	84.47	82.35	80.52	79.85	78.62	77.60

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

Table 24

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2021 Quarters				2020 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$457,968	495,460	458,069	447,249	471,140	372,136	241,054	268,822
Amortization of core deposit and other intangible assets (a)	1,447	2,028	2,023	2,034	2,313	2,893	2,904	2,883
Merger-related expenses (a)	16,062	6,542	2,867	8,089	—	—	—	—
Net operating income	$475,477	504,030	462,959	457,372	473,453	375,029	243,958	271,705
Earnings per common share
Diluted earnings per common share	$3.37	3.69	3.41	3.33	3.52	2.75	1.74	1.93
Amortization of core deposit and other intangible assets (a)	.01	.02	.02	.02	.02	.02	.02	.02
Merger-related expenses (a)	.12	.05	.02	.06	—	—	—	—
Diluted net operating earnings per common share	$3.50	3.76	3.45	3.41	3.54	2.77	1.76	1.95
Other expense
Other expense	$927,500	899,334	865,345	919,444	845,008	826,774	807,042	906,416
Amortization of core deposit and other intangible assets	(1,954)	(2,738)	(2,737)	(2,738)	(3,129)	(3,914)	(3,913)	(3,913)
Merger-related expenses	(21,190)	(8,826)	(3,893)	(9,951)	—	—	—	—
Noninterest operating expense	$904,356	887,770	858,715	906,755	841,879	822,860	803,129	902,503
Merger-related expenses
Salaries and employee benefits	$112	60	4	—	—	—	—	—
Equipment and net occupancy	340	1	—	—	—	—	—	—
Outside data processing and software	250	625	244	—	—	—	—	—
Advertising and marketing	337	505	24	—	—	—	—	—
Printing, postage and supplies	186	730	2,049	—	—	—	—	—
Other costs of operations	19,965	6,905	1,572	9,951	—	—	—	—
Other expense	$21,190	8,826	3,893	9,951	—	—	—	—
Efficiency ratio
Noninterest operating expense (numerator)	$904,356	887,770	858,715	906,755	841,879	822,860	803,129	902,503
Taxable-equivalent net interest income	$937,356	970,953	946,072	985,128	993,252	947,114	961,371	981,868
Other income	578,637	569,126	513,633	505,598	551,250	520,561	487,273	529,360
Less: Gain (loss) on bank investment securities	1,426	291	(10,655)	(12,282)	1,619	2,773	6,969	(20,782)
Denominator	$1,514,567	1,539,788	1,470,360	1,503,008	1,542,883	1,464,902	1,441,675	1,532,010
Efficiency ratio	59.7%	57.7%	58.4%	60.3%	54.6%	56.2%	55.7%	58.9%
Balance sheet data (in millions)
Average assets
Average assets	$157,722	154,037	150,641	148,157	144,563	140,181	136,446	120,585
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(5)	(7)	(10)	(13)	(16)	(19)	(23)	(27)
Deferred taxes	1	2	3	3	4	5	6	7
Average tangible assets	$153,125	149,439	146,041	143,554	139,958	135,574	131,836	115,972
Average common equity
Average total equity	$17,613	17,109	16,571	16,327	16,213	16,073	15,953	15,720
Preferred stock	(1,750)	(1,495)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)
Average common equity	15,863	15,614	15,321	15,077	14,963	14,823	14,703	14,470
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(5)	(7)	(10)	(13)	(16)	(19)	(23)	(27)
Deferred taxes	1	2	3	3	4	5	6	7
Average tangible common equity	$11,266	11,016	10,721	10,474	10,358	10,216	10,093	9,857
At end of quarter
Total assets
Total assets	$155,107	151,901	150,623	150,481	142,601	138,627	139,537	124,578
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(4)	(6)	(9)	(12)	(14)	(17)	(21)	(25)
Deferred taxes	1	2	2	3	4	4	5	6
Total tangible assets	$150,511	147,304	146,023	145,879	137,998	134,021	134,928	119,966
Total common equity
Total equity	$17,903	17,529	16,720	16,447	16,187	16,101	15,945	15,816
Preferred stock	(1,750)	(1,750)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)	(1,250)
Common equity	16,153	15,779	15,470	15,197	14,937	14,851	14,695	14,566
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(4)	(6)	(9)	(12)	(14)	(17)	(21)	(25)
Deferred taxes	1	2	2	3	4	4	5	6
Total tangible common equity	$11,557	11,182	10,870	10,595	10,334	10,245	10,086	9,954

(a)	After any related tax effect.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

M&T Bank Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of M&T Bank Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses – Adjustments to model forecasts

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses of $1.5 billion reflects management's expected credit losses in the loan and lease portfolio of $92.9 billion as of December 31, 2021. For purposes of determining the level of the allowance for credit losses, management evaluates the Company’s loan and lease portfolio by type. Management utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. Management also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses, specifically certain adjustments to model forecasts, is a critical audit matter are (i) the significant judgment by management in determining the adjustments to model forecasts, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to management’s determination of these adjustments to model forecasts, (ii) the significant audit effort in evaluating the audit evidence related to these adjustments to model forecasts, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for credit losses estimation process, including controls relating to the allowance for credit losses estimation process for certain adjustments to model forecasts. These procedures also included, among others, testing management’s process for determining the allowance for credit losses and these adjustments to model forecasts, including evaluating the appropriateness of management’s methodology, testing the data utilized by management and evaluating the reasonableness of significant assumptions relating to these adjustments to model forecasts. Evaluating significant assumptions relating to these adjustments to model forecasts involved evaluating portfolio composition and concentration, as well as relevant market data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s methodology and the reasonableness of significant assumptions relating to these adjustments to model forecasts.

Buffalo, New York

February 16, 2022

We have served as the Company’s auditor since 1984.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,
(Dollars in thousands, except per share)	2021	2020
Assets
Cash and due from banks	$1,337,577	$1,552,743
Interest-bearing deposits at banks	41,872,304	23,663,810
Trading account	468,031	1,068,581
Investment securities (includes pledged securities that can be sold or repledged of $96,128 at December 31, 2021; $105,136 at December 31, 2020)
Available for sale (cost: $3,849,347 at December 31, 2021; $4,621,027 at December 31, 2020)	3,955,804	4,822,606
Held to maturity (fair value: $2,771,290 at December 31, 2021; $1,842,281 at December 31, 2020)	2,734,674	1,748,989
Equity and other securities (cost: $461,516 at December 31, 2021; $449,008 at December 31, 2020)	465,382	474,102
Total investment securities	7,155,860	7,045,697
Loans and leases	93,136,678	98,875,788
Unearned discount	(224,226)	(339,921)
Loans and leases, net of unearned discount	92,912,452	98,535,867
Allowance for credit losses	(1,469,226)	(1,736,387)
Loans and leases, net	91,443,226	96,799,480
Premises and equipment	1,144,765	1,161,558
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	3,998	14,165
Accrued interest and other assets	7,088,287	6,701,959
Total assets	$155,107,160	$142,601,105
Liabilities
Noninterest-bearing deposits	$60,131,480	$47,572,884
Savings and interest-checking deposits	68,603,966	67,680,840
Time deposits	2,807,963	3,899,910
Deposits at Cayman Islands office	—	652,104
Total deposits	131,543,409	119,805,738
Short-term borrowings	47,046	59,482
Accrued interest and other liabilities	2,127,931	2,166,409
Long-term borrowings	3,485,369	4,382,193
Total liabilities	137,203,755	126,413,822
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at December 31, 2021 and December 31, 2020; Liquidation preference of $10,000 per share: 140,000 shares at December 31, 2021 and 90,000 shares at December 31, 2020	1,750,000	1,250,000
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at December 31, 2021 and December 31, 2020	79,871	79,871
Common stock issuable, 15,769 shares at December 31, 2021; 18,113 shares at December 31, 2020	1,212	1,344
Additional paid-in capital	6,635,000	6,617,404
Retained earnings	14,646,448	13,444,428
Accumulated other comprehensive income (loss), net	(127,578)	(63,032)
Treasury stock — common, at cost — 31,052,845 shares at December 31, 2021; 31,426,742 shares at December 31, 2020	(5,081,548)	(5,142,732)
Total shareholders’ equity	17,903,405	16,187,283
Total liabilities and shareholders’ equity	$155,107,160	$142,601,105

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31
(In thousands, except per share)	2021	2020	2019
Interest income
Loans and leases, including fees	$3,748,988	$3,975,053	$4,442,182
Investment securities
Fully taxable	141,046	176,469	288,532
Exempt from federal taxes	116	183	321
Deposits at banks	47,491	32,956	141,397
Other	1,143	8,051	7,161
Total interest income	3,938,784	4,192,712	4,879,593
Interest expense
Savings and interest-checking deposits	32,998	146,701	368,003
Time deposits	18,635	66,280	95,426
Deposits at Cayman Islands office	201	4,054	21,917
Short-term borrowings	7	28	24,741
Long-term borrowings	62,165	109,332	239,242
Total interest expense	114,006	326,395	749,329
Net interest income	3,824,778	3,866,317	4,130,264
Provision for credit losses	(75,000)	800,000	176,000
Net interest income after provision for credit losses	3,899,778	3,066,317	3,954,264
Other income
Mortgage banking revenues	571,329	566,641	457,770
Service charges on deposit accounts	402,113	370,788	432,978
Trust income	644,716	601,884	572,608
Brokerage services income	62,791	47,428	48,922
Trading account and foreign exchange gains	24,376	40,536	62,044
Gain (loss) on bank investment securities	(21,220)	(9,421)	18,037
Other revenues from operations	482,889	470,588	469,320
Total other income	2,166,994	2,088,444	2,061,679
Other expense
Salaries and employee benefits	2,045,677	1,950,692	1,900,797
Equipment and net occupancy	326,698	322,037	324,079
Outside data processing and software	291,839	258,480	229,731
FDIC assessments	69,704	53,803	41,535
Advertising and marketing	64,428	61,904	93,472
Printing, postage and supplies	36,507	39,869	39,893
Amortization of core deposit and other intangible assets	10,167	14,869	19,490
Other costs of operations	766,603	683,586	819,685
Total other expense	3,611,623	3,385,240	3,468,682
Income before taxes	2,455,149	1,769,521	2,547,261
Income taxes	596,403	416,369	618,112
Net income	$1,858,746	$1,353,152	$1,929,149
Net income available to common shareholders
Basic	$1,776,977	$1,279,066	$1,849,509
Diluted	1,776,987	1,279,068	1,849,511
Net income per common share
Basic	$13.81	$9.94	$13.76
Diluted	13.80	9.94	13.75

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

	Year Ended December 31
(In thousands)	2021	2020	2019

Net income	$1,858,746	$1,353,152	$1,929,149
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(66,977)	107,222	184,906
Cash flow hedges adjustments	(210,626)	172,787	108,520
Foreign currency translation adjustments	(862)	2,284	1,091
Defined benefit plans liability adjustments	213,919	(138,645)	(81,116)
Total other comprehensive income (loss)	(64,546)	143,648	213,401
Total comprehensive income	$1,794,200	$1,496,800	$2,142,550

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31
(In thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$1,858,746	$1,353,152	$1,929,149
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(75,000)	800,000	176,000
Depreciation and amortization of premises and equipment	224,274	220,598	209,937
Amortization of capitalized servicing rights	89,767	84,821	71,888
Amortization of core deposit and other intangible assets	10,167	14,869	19,490
Provision for deferred income taxes	87,159	(31,291)	57,548
Asset write-downs	8,431	21,014	7,701
Net gain (loss) on sales of assets	(10,308)	(19,441)	31,526
Net change in accrued interest receivable, payable	65,724	(132,252)	30,923
Net change in other accrued income and expense	52,540	(418,752)	75,930
Net change in loans originated for sale	(163,623)	(542,078)	130,230
Net change in trading account assets and liabilities	567,082	(561,453)	(382,767)
Net cash provided by operating activities	2,714,959	789,187	2,357,555
Cash flows from investing activities
Proceeds from sales of investment securities
Available for sale	—	—	107
Equity and other securities	17,654	67,036	1,169,876
Proceeds from maturities of investment securities
Available for sale	1,433,793	1,614,557	2,621,603
Held to maturity	615,201	911,555	1,162,820
Purchases of investment securities
Available for sale	(677,916)	(7,581)	(28,120)
Held to maturity	(1,601,698)	(11,993)	(495,277)
Equity and other securities	(30,153)	(29,004)	(979,734)
Net (increase) decrease in loans and leases	5,676,670	(7,231,694)	(2,795,263)
Net (increase) decrease in interest-bearing deposits at banks	(18,208,494)	(16,473,656)	915,043
Capital expenditures, net	(149,213)	(172,289)	(178,049)
Net increase in loan servicing advances	(197,141)	(754,823)	(470,078)
Other, net	(510,302)	67,411	(195,921)
Net cash provided (used) by investing activities	(13,631,599)	(22,020,481)	727,007
Cash flows from financing activities
Net increase in deposits	11,737,671	25,037,167	4,616,082
Net decrease in short-term borrowings	(12,436)	(2,881)	(4,336,015)
Proceeds from long-term borrowings	9,500	—	—
Payments on long-term borrowings	(853,091)	(2,665,023)	(1,553,493)
Purchases of treasury stock	—	(373,750)	(1,349,785)
Dividends paid — common	(580,260)	(568,112)	(552,138)
Dividends paid — preferred	(68,200)	(68,256)	(67,454)
Proceeds from issuance of Series I and G preferred stock	495,000	—	396,000
Redemption of Series A and C preferred stock	—	—	(381,500)
Other, net	(26,710)	(11,413)	(25,393)
Net cash provided (used) by financing activities	10,701,474	21,347,732	(3,253,696)
Net increase (decrease) in cash, cash equivalents and restricted cash	(215,166)	116,438	(169,134)
Cash, cash equivalents and restricted cash at beginning of period	1,552,743	1,436,305	1,605,439
Cash, cash equivalents and restricted cash at end of period	$1,337,577	$1,552,743	$1,436,305
Supplemental disclosure of cash flow information
Interest received during the period	$3,976,804	$4,135,990	$4,892,301
Interest paid during the period	139,164	372,291	735,787
Income taxes paid during the period	314,295	275,558	320,513
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$8,851	$20,646	$90,072
Loans held for sale transferred to loans held for investment	330,188	—	—
Securitization of residential mortgage loans allocated to
Available-for-sale investment securities	$—	$—	$5,379
Capitalized servicing rights	—	—	83
Adoption of lease accounting standard
Right-of-use assets	$—	$—	$393,877
Other liabilities	—	—	398,810
Additions to right-of-use assets under operating leases	$57,760	$70,754	$132,219

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2019
Balance — January 1, 2019	$1,231,500	79,883	1,726	6,579,342	11,516,672	(420,081)	(3,528,851)	$15,460,191
Total comprehensive income	—	—	—	—	1,929,149	213,401	—	2,142,550
Preferred stock cash dividends	—	—	—	—	(72,482)	—	—	(72,482)
Redemption of Series A and Series C preferred stock	(381,500)	—	—	—	—	—	—	(381,500)
Issuance of Series G preferred stock	400,000	—	—	(4,000)	—	—	—	396,000
Purchases of treasury stock	—	—	—	—	—	—	(1,349,785)	(1,349,785)
Stock-based compensation transactions, net	—	(12)	(160)	18,197	(207)	—	56,073	73,891
Common stock cash dividends — $4.10 per share	—	—	—	—	(552,216)	—	—	(552,216)
Balance — December 31, 2019	$1,250,000	79,871	1,566	6,593,539	12,820,916	(206,680)	(4,822,563)	$15,716,649
2020
Cumulative effect of change in accounting principle — credit losses	—	—	—	—	(91,925)	—	—	(91,925)
Total comprehensive income	—	—	—	—	1,353,152	143,648	—	1,496,800
Preferred stock cash dividends	—	—	—	—	(68,228)	—	—	(68,228)
Purchases of treasury stock	—	—	—	—	—	—	(373,750)	(373,750)
Stock-based compensation transactions, net	—	—	(222)	23,865	(411)	—	53,581	76,813
Common stock cash dividends — $4.40 per share	—	—	—	—	(569,076)	—	—	(569,076)
Balance — December 31, 2020	$1,250,000	79,871	1,344	6,617,404	13,444,428	(63,032)	(5,142,732)	$16,187,283
2021
Total comprehensive income	—	—	—	—	1,858,746	(64,546)	—	1,794,200
Preferred stock cash dividends	—	—	—	—	(72,915)	—	—	(72,915)
Issuance of Series I preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Stock-based compensation transactions, net	—	—	(132)	22,596	(844)	—	61,184	82,804
Common stock cash dividends — $4.50 per share	—	—	—	—	(582,967)	—	—	(582,967)
Balance — December 31, 2021	$1,750,000	79,871	1,212	6,635,000	14,646,448	(127,578)	(5,081,548)	$17,903,405

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

Consolidation

The consolidated financial statements include M&T and all of its subsidiaries. All significant intercompany accounts and transactions of consolidated subsidiaries have been eliminated in consolidation. The financial statements of M&T included in note 26 report investments in subsidiaries under the equity method. Information about some limited purpose entities that are affiliates of the Company but are not included in the consolidated financial statements appears in note 20.

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

Beginning in 2020 GAAP requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over the contractual term.  In cases where fair value of an available for sale debt security is less than its amortized cost basis and the Company does not intend to sell the available for sale debt security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the difference between the fair value and the amortized cost basis is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount related to the credit loss is recognized as an allowance for credit losses while the amount related to other factors is recognized in other comprehensive income, net of applicable income taxes. If the Company intends to sell the security or it is more likely than not to be required to sell the security before recovery of the amortized cost basis, the security is written down to fair value with the entire amount recognized in earnings. Subsequently, the Company accounts for the debt security as if the security had been purchased on the measurement date of the write down at an amortized cost basis equal to the previous amortized cost basis less the amount of the write down recognized in earnings. Prior to 2020 individual debt securities were written down through a charge to earnings when declines in value below the cost basis of the security were considered other than temporary.  Realized gains and losses on the sales of investment securities are determined using the specific identification method.

Loans and leases

The Company’s accounting methods for loans depends on whether the loans were originated or acquired by the Company.

Originated loans and leases

Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or when principal or interest is delinquent 90 days. Certain loans greater than 90 days delinquent continue to accrue interest if they are well-secured and in the process of collection. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and generally continue to accrue interest. Interest received on loans placed on nonaccrual status is generally applied to reduce the carrying value of the loan or, if principal is considered fully collectable, recognized as interest income. Nonaccrual commercial loans and commercial real estate loans are returned to accrual status when borrowers have demonstrated an ability to repay their loans and there are no delinquent principal and interest payments. Loans secured by residential real estate are returned to accrual status when they are deemed to have an insignificant delay in payments of 90 days or less. Consumer loans not secured by residential real estate are returned to accrual status when all past due principal and interest payments have been paid by the borrower. Loan balances are charged off when it becomes evident that such balances are not fully collectable. For commercial loans and commercial real estate loans, charge-offs are recognized after an assessment by credit personnel of the capacity and willingness of the borrower to repay, the estimated value of any collateral, and any other potential sources of repayment. A charge-off is recognized when, after such assessment, it becomes evident that the loan balance is not fully collectable. For loans secured by residential real estate, the excess of the loan balances over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Consumer loans are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral.

During the normal course of business, the Company modifies loans to maximize recovery efforts. If a borrower is experiencing financial difficulty and a concession to the terms of the loan agreement is granted that the Company would not otherwise consider, the modification is considered a troubled debt restructuring and such loans are classified as either nonaccrual or renegotiated loans. Due to the direct and indirect effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, a dramatic reduction in economic activity severely hampered the ability for businesses and consumers to meet their repayment obligations.  The Coronavirus Aid, Relief, and Economic Security Act and the Consolidated Appropriations Act, 2021 (collectively “CARES Act”), in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the pandemic, and provided financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings to account for the effects of COVID-19.  The bank regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who were unable to meet their contractual payment obligations because of the effects of COVID-19.  The guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were current with their payments prior to any relief, to not be treated as troubled debt restructurings nor be reported as past due.  Modifications included payment deferrals (including maturity extensions), covenant waivers and fee waivers. The Company worked with its customers affected by COVID-19 and granted modifications across many of its loan portfolios.  To the extent that such modifications met the criteria described, the modified loans were not classified as troubled debt restructurings nor reported as past due.

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

Acquired loans and leases

Beginning in 2020, expected credit losses for purchased loans with credit deterioration are initially recognized as an allowance for credit losses and are added to the purchase price to determine the amortized cost basis of the loans.  Any non-credit discount or premium resulting from acquiring such loans is recognized as an adjustment to interest income over the remaining lives of the loans. Subsequent changes in the amount of expected credit losses on such loans are recognized in the allowance for credit losses in the same manner as originated loans.  Prior to 2020, loans acquired in a business combination were initially recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Purchased impaired loans represented specifically identified loans with evidence of credit deterioration for which it was probable at acquisition that the

Company would be unable to collect all contractual principal and interest payments. For purchased impaired loans and other loans acquired at a discount that was, in part, attributable to credit quality, the excess of cash flows expected at acquisition over the estimated fair value of acquired loans was recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected cash flows required the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows resulted first in the recovery of any related allowance for credit losses and then in recognition of additional interest income over the then-remaining lives of the loans. The Company generally recognized the excess of cash flows expected at acquisition over the estimated fair value of the acquired loans as interest income over the remaining lives of such loans regardless of the borrower’s repayment status.

For all other acquired loans, the difference between the fair value and outstanding principal balance of the loans is recognized as an adjustment to interest income over the lives of those loans. Those loans are then accounted for in a manner that is similar to originated loans.

Allowance for credit losses

On January 1, 2020, the Company adopted amended accounting guidance which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period.  Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans.  Prior to 2020, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date.

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

Revenue from contracts with customers

A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, mortgage banking revenues, trading account and foreign exchange gains, investment securities gains, loan and letter of credit fees, income from bank-owned life insurance, and certain other revenues that are generally excluded from the scope of accounting guidance for revenue from contracts with customers. For other noninterest income revenue streams, the Company generally recognizes the expected amount of consideration as revenue when the performance obligations related to the services under the terms of a contract are satisfied. The Company’s contracts generally do not contain terms that necessitate significant judgment to determine the amount of revenue to recognize.

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

The Company evaluates uncertain tax positions using the two-step process required by GAAP. The first step requires a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Under the second step, a tax position that meets the more-

likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

2.    Acquisition

On February 22, 2021, M&T announced that it had entered into a definitive agreement with People’s United Financial, Inc.  ("People’s United"), headquartered in Bridgeport, Connecticut, under which People’s United will be acquired by M&T in an all-stock transaction. Pursuant to the terms of the agreement, People’s United shareholders will receive consideration valued at .118 of an M&T share in the form of M&T common stock. People’s United outstanding preferred stock will be converted into a new series of M&T preferred stock upon completion of the acquisition. The transaction is valued at approximately $7.8 billion (with the price based on M&T’s closing price of $153.58 per share as of December 31, 2021).

The merger has been approved by the boards of directors and shareholders of each company. The merger is expected to close promptly after the parties have satisfied customary closing conditions, including the approval of the Board of Governors of the Federal Reserve System. As of December 31, 2021, People’s United disclosed that it had total assets of $64.6 billion, including $37.9 billion of loans, $56.7 billion of liabilities, including $53.8 billion of deposits, and $7.9 billion of stockholders’ equity.

In connection with the acquisition, the Company incurred merger-related expenses consisting of professional services, including legal expenses and technology-related activities to prepare for planned integration efforts, and printing costs associated with communications with shareholders that totaled approximately $44 million for the year ended December 31, 2021.

3.    Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$682,267	$229	$3,806	$678,690
Mortgage-backed securities:
Government issued or guaranteed	3,042,771	113,102	561	3,155,312
Other debt securities	124,309	1,974	4,481	121,802
	3,849,347	115,305	8,848	3,955,804
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,052	—	9	3,043
Obligations of states and political subdivisions	177	2	—	179
Mortgage-backed securities:
Government issued or guaranteed	2,667,328	49,221	8,376	2,708,173
Privately issued	61,555	10,520	14,742	57,333
Other debt securities	2,562	—	—	2,562
	2,734,674	59,743	23,127	2,771,290
Total debt securities	$6,584,021	$175,048	$31,975	$6,727,094
Equity and other securities:
Readily marketable equity — at fair value	$73,774	$4,460	$594	$77,640
Other — at cost	387,742	—	—	387,742
Total equity and other securities	$461,516	$4,460	$594	$465,382

December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$9,154	$198	$14	$9,338
Mortgage-backed securities:
Government issued or guaranteed	4,475,406	208,787	755	4,683,438
Privately issued	16	—	—	16
Other debt securities	136,451	1,664	8,301	129,814
	4,621,027	210,649	9,070	4,822,606
Investment securities held to maturity:
U.S. Treasury and federal agencies	2,999	—	—	2,999
Obligations of states and political subdivisions	1,531	9	—	1,540
Mortgage-backed securities:
Government issued or guaranteed	1,664,443	100,176	11	1,764,608
Privately issued	77,155	11,056	17,938	70,273
Other debt securities	2,861	—	—	2,861
	1,748,989	111,241	17,949	1,842,281
Total debt securities	$6,370,016	$321,890	$27,019	$6,664,887
Equity and other securities:
Readily marketable equity — at fair value	$67,891	$25,094	$—	$92,985
Other — at cost	381,117	—	—	381,117
Total equity and other securities	$449,008	$25,094	$—	$474,102

No investment in securities of a single non-U.S. Government, government agency or government guaranteed issuer exceeded ten percent of shareholders’ equity at December 31, 2021.

As of December 31, 2021, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities and other debt securities were:

			Average Credit Rating of Fair Value Amount
	Amortized Cost	Estimated Fair Value	A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)

Obligations of states and political subdivisions	$177	$179	$179	$—	$—	$—	$—
Privately issued mortgage-backed securities	61,555	57,333	—	—	—	485	56,848
Other debt securities	126,871	124,364	6,526	51,349	32,593	—	33,896
Total	$188,603	$181,876	$6,705	$51,349	$32,593	$485	$90,744

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2021	2020
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$61,980	$77,964
Estimated fair value	57,763	71,099

There were no significant gross realized gains or losses from sales of investment securities in 2021, 2020 or 2019.

At December 31, 2021, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$6,912	$6,943
Due after one year through five years	683,983	680,827
Due after five years through ten years	85,681	86,205
Due after ten years	30,000	26,517
	806,576	800,492
Mortgage-backed securities available for sale	3,042,771	3,155,312
	$3,849,347	$3,955,804
Debt securities held to maturity:
Due in one year or less	$3,229	$3,222
Due after ten years	2,562	2,562
	5,791	5,784
Mortgage-backed securities held to maturity	2,728,883	2,765,506
	$2,734,674	$2,771,290

A summary of investment securities that as of December 31, 2021 and 2020 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$598,566	$3,806	$—	$—
Mortgage-backed securities:
Government issued or guaranteed	10,111	54	20,824	507
Other debt securities	3,760	74	66,419	4,407
	612,437	3,934	87,243	4,914
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,043	9	—	—
Mortgage-backed securities:
Government issued or guaranteed	1,372,236	8,356	1,251	20
Privately issued	—	—	43,692	14,742
	1,375,279	8,365	44,943	14,762
Total	$1,987,716	$12,299	$132,186	$19,676

December 31, 2020
Investment securities available for sale:
U.S. Treasury and federal agencies	$985	$14	$—	$—
Mortgage-backed securities:
Government issued or guaranteed	18,687	356	16,556	399
Other debt securities	16,055	181	63,462	8,120
	35,727	551	80,018	8,519
Investment securities held to maturity:
Mortgage-backed securities:
Government issued or guaranteed	2,039	11	—	—
Privately issued	—	—	52,418	17,938
	2,039	11	52,418	17,938
Total	$37,766	$562	$132,436	$26,457

The Company owned 371 individual debt securities with aggregate gross unrealized losses of $32 million at December 31, 2021. Based on a review of each of the securities in the investment securities portfolio at December 31, 2021, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2021, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At December 31, 2021, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $388 million of cost method investment securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at December 31, 2021 or December 31, 2020, as the substantial majority of such investment securities are obligations backed by the U.S government or its agencies.

At December 31, 2021, investment securities with a carrying value of $5.1 billion, including $2.4 billion of investment securities available for sale, were pledged to secure borrowings from various FHLBs, repurchase agreements, governmental deposits, interest rate swap agreements and available lines of credit as described in note 9.

Investment securities pledged by the Company to secure obligations whereby the secured party is permitted by contract or custom to sell or repledge such collateral totaled $96 million at December 31, 2021. The pledged securities included securities of the U.S. Treasury and federal agencies and mortgage-backed securities.

4.    Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2021	2020
	(In thousands)
Loans
Commercial, financial, etc.	$22,524,542	$26,554,486
Commercial real estate	35,473,884	37,728,844
Residential real estate	16,077,275	16,786,673
Consumer	17,964,331	16,558,889
Total loans	92,040,032	97,628,892
Leases
Commercial	1,096,646	1,246,896
Total loans and leases	93,136,678	98,875,788
Less: unearned discount	(224,226)	(339,921)
Total loans and leases, net of unearned discount	$92,912,452	$98,535,867

One-to-four family residential mortgage loans held for sale were $474 million at December 31, 2021 and $777 million at December 31, 2020.  Commercial real estate loans held for sale were $425 million at December 31, 2021 and $278 million at December 31, 2020.

The amount of foreclosed residential real estate property held by the Company was $24 million and $28 million at December 31, 2021 and 2020, respectively. There were $151 million and $214 million at December 31, 2021 and 2020, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at December 31, 2021, approximately 44% were government guaranteed.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $113 million and $72 million at December 31, 2021 and 2020, respectively. During 2021, new borrowings by such persons amounted to $42 million (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from individuals ceasing to be directors or officers) were $1 million.

At December 31, 2021, approximately $9.5 billion of commercial loans and leases, $11.9 billion of commercial real estate loans, $11.5 billion of one-to-four family residential real estate loans, $1.9 billion of home equity loans and lines of credit and $10.2 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the Federal Reserve Bank of New York as described in note 9.

A summary of current, past due and nonaccrual loans as of December 31, 2021 and 2020 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
December 31, 2021
Commercial, financial, leasing, etc.	$23,101,810	$142,208	$8,284	$221,022	$23,473,324
Real estate:
Commercial	24,712,643	319,099	31,733	1,069,280	26,132,755
Residential builder and developer	1,400,437	2,904	—	3,005	1,406,346
Other commercial construction	7,722,049	17,175	—	111,405	7,850,629
Residential	13,294,872	239,561	920,080	355,858	14,810,371
Residential — limited documentation	1,124,520	16,666	—	122,888	1,264,074
Consumer:
Home equity lines and loans	3,476,617	15,486	—	70,488	3,562,591
Recreational finance	7,985,173	40,544	—	27,811	8,053,528
Automobile	4,604,772	40,064	—	34,037	4,678,873
Other	1,620,147	12,223	3,302	44,289	1,679,961
Total	$89,043,040	$845,930	$963,399	$2,060,083	$92,912,452

December 31, 2020
Commercial, financial, leasing, etc.	$27,196,862	$60,822	$10,053	$306,827	$27,574,564
Real estate:
Commercial	26,688,515	168,917	47,014	775,894	27,680,340
Residential builder and developer	1,246,095	1,693	856	1,094	1,249,738
Other commercial construction	8,523,591	66,365	3,816	114,039	8,707,811
Residential	13,764,836	200,406	792,888	365,729	15,123,859
Residential — limited documentation	1,462,277	19,687	—	147,170	1,629,134
Consumer:
Home equity lines and loans	3,881,885	24,329	—	79,392	3,985,606
Recreational finance	7,002,643	47,161	—	25,519	7,075,323
Automobile	4,007,349	55,498	—	39,404	4,102,251
Other	1,346,868	17,561	4,581	38,231	1,407,241
Total	$95,120,921	$662,439	$859,208	$1,893,299	$98,535,867

A summary of outstanding loan balances for which COVID-19 related payment deferrals were in effect as of December 31, 2021 and 2020 is presented in the following table. These loans meet the criteria described in note 1 and, as such, are not considered past due or otherwise in default of loan terms as of the dates presented.  Substantially all of those deferrals are scheduled to expire during 2022 and/or are in the process of formal modification of repayment terms for previously deferred payments.

	COVID-19 Related Payment Deferrals (1)
	December 31
	2021	2020
	(In thousands)

Commercial, financial, leasing, etc.	$—	$95,823
Real estate:
Commercial	—	728,511
Residential builder and developer	—	653
Other commercial construction	—	61,235
Residential (2)	1,126,734	2,447,422
Residential — limited documentation	63,078	337,108
Consumer:
Home equity lines and loans	3,419	18,440
Recreational finance	3,286	24,428
Automobile	7,365	51,550
Other	139	2,353
Total	$1,204,021	$3,767,523

(1)	Represents accruing loans for which a COVID-19 related payment deferral (including maturity extensions) was in effect.
(2)	Includes $974 million and $1.7 billion of government-guaranteed loans at December 31, 2021 and 2020, respectively.

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

The tables that follow summarize the Company’s loan modification activities that were considered troubled debt restructurings for the years ended December 31, 2021, 2020 and 2019:

			Post-modification (a)
Year Ended December 31, 2021	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Commercial, financial, leasing, etc.	284	$185,458	$46,806	$—	$40,558	$95,516	$182,880
Real estate:
Commercial	99	202,878	67,387	—	31,202	102,248	200,837
Residential builder and developer	1	3	3	—	—	—	3
Other commercial construction	3	542	532	—	—	—	532
Residential	373	108,325	95,769	—	—	12,866	108,635
Residential — limited documentation	21	2,920	2,865	—	—	—	2,865
Consumer:
Home equity lines and loans	89	6,430	6,054	—	—	321	6,375
Recreational finance	281	9,931	9,931	—	—	—	9,931
Automobile	807	14,668	14,654	—	—	14	14,668
Other	362	2,597	2,597	—	—	—	2,597
Total	2,320	$533,752	$246,598	$—	$71,760	$210,965	$529,323

Year Ended December 31, 2020

Commercial, financial, leasing, etc.	394	$246,479	$70,671	$298	$31,605	$97,344	$199,918
Real estate:
Commercial	161	310,578	204,591	505	4,874	85,261	295,231
Residential builder and developer	1	91	—	—	—	90	90
Other commercial construction	2	13,602	13,573	—	—	—	13,573
Residential	631	202,985	183,878	—	—	23,639	207,517
Residential — limited documentation	30	7,413	7,100	—	—	1,232	8,332
Consumer:
Home equity lines and loans	259	17,228	5,882	—	—	11,372	17,254
Recreational finance	428	16,392	16,388	—	—	4	16,392
Automobile	2,249	39,951	39,949	—	—	2	39,951
Other	1,095	7,788	3,383	—	—	4,405	7,788
Total	5,250	$862,507	$545,415	$803	$36,479	$223,349	$806,046

			Post-modification (a)
Year Ended December 31, 2019	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Commercial, financial, leasing, etc.	150	$63,715	$10,485	$—	$—	$52,871	$63,356
Real estate:
Commercial	51	48,315	5,193	—	—	26,152	31,345
Residential builder and developer	2	1,330	1,068	—	—	—	1,068
Other commercial construction	3	1,559	—	—	—	1,500	1,500
Residential	83	21,695	10,819	—	—	11,907	22,726
Residential — limited documentation	6	1,409	399	—	—	1,044	1,443
Consumer:
Home equity lines and loans	41	4,127	176	—	—	4,004	4,180
Recreational finance	10	265	265	—	—	—	265
Automobile	66	1,141	1,076	—	—	65	1,141
Total	412	$143,556	$29,481	$—	$—	$97,543	$127,024

(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Loans that were modified as troubled debt restructurings during the twelve months ended December 31, 2021, 2020 and 2019 and for which there was a subsequent payment default during the respective year were not material.

A summary of changes in the accretable yield for loans acquired at a discount for the year ended December 31, 2019 follows:

	2019
	Purchased Impaired	Other Acquired
	(In thousands)

Balance at beginning of period	$147,210	$96,907
Interest income	(49,017)	(36,452)
Reclassifications from nonaccretable balance	36,718	15,534
Other (a)	—	(3,909)
Balance at end of period	$134,911	$72,080

(a)	Other changes in expected cash flows including changes in interest rates and prepayment assumptions.

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

	December 31,
	2021	2020
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$873,089	$1,017,222
Estimated residual value of leased assets	75,140	79,621
Unearned income	(68,456)	(83,673)
Investment in direct financings	879,773	1,013,170
Leveraged leases:
Lease payments receivable	75,003	76,453
Estimated residual value of leased assets	73,414	73,600
Unearned income	(25,374)	(28,388)
Investment in leveraged leases	123,043	121,665
Total investment in leases	$1,002,816	$1,134,835
Deferred taxes payable arising from leveraged leases	$56,759	$61,905

Included within the estimated residual value of leased assets at December 31, 2021 and 2020 were $29 million and $34 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At December 31, 2021, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Year ending December 31:
2022	$282,388
2023	247,084
2024	171,176
2025	107,998
2026	67,528
Later years	71,918
$948,092

5.    Allowance for credit losses

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

Changes in the allowance for credit losses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
2021
Beginning balance	$405,846	$670,719	$103,590	$556,232	$—	$1,736,387
Provision for credit losses	(40,378)	(42,825)	(29,817)	38,020	—	(75,000)
Net charge-offs
Charge-offs	(122,651)	(101,306)	(10,904)	(103,293)	—	(338,154)
Recoveries	41,082	30,651	8,857	65,403	—	145,993
Net charge-offs	(81,569)	(70,655)	(2,047)	(37,890)	—	(192,161)
Ending balance	$283,899	$557,239	$71,726	$556,362	$—	$1,469,226

2020
Beginning balance	$366,094	$322,201	$56,033	$229,118	$77,625	$1,051,071
Adoption of new accounting standard	(61,474)	23,656	53,896	194,004	(77,625)	132,457
Provision for credit losses	220,544	356,203	(3,172)	226,425	—	800,000
Net charge-offs
Charge-offs	(135,083)	(35,891)	(10,283)	(152,250)	—	(333,507)
Recoveries	15,765	4,550	7,116	58,935	—	86,366
Net charge-offs	(119,318)	(31,341)	(3,167)	(93,315)	—	(247,141)
Ending balance	$405,846	$670,719	$103,590	$556,232	$—	$1,736,387

2019
Beginning balance	$330,055	$341,655	$69,125	$200,564	$78,045	$1,019,444
Provision for credit losses	69,702	(10,726)	(8,585)	126,029	(420)	176,000
Net charge-offs
Charge-offs	(58,244)	(12,664)	(12,711)	(154,089)	—	(237,708)
Recoveries	24,581	3,936	8,204	56,614	—	93,335
Net charge-offs	(33,663)	(8,728)	(4,507)	(97,475)	—	(144,373)
Ending balance	$366,094	$322,201	$56,033	$229,118	$77,625	$1,051,071

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. Changes in the amount of the allowance for credit losses reflect the outcome of the procedures described herein.

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Accruing loans with similar risk characteristics are generally evaluated collectively. In establishing the allowance for credit losses subsequent to December 31, 2019, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both December 31, 2021 and 2020, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process. Prior to 2020, the allowance for credit losses was estimated for incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date, but did not consider reasonable and supportable forecasts that could have affected the collectability of the reported amounts.

The Company also estimates losses attributable to specific troubled credits. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit department. Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

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

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the years ended December 31, 2021, 2020 and 2019 follows.

	December 31, 2021			January 1, 2021	Year Ended December 31, 2021
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$110,790	$110,232	$221,022	$306,827	$11,865
Real estate:
Commercial	242,078	827,202	1,069,280	775,894	15,872
Residential builder and developer	613	2,392	3,005	1,094	973
Other commercial construction	30,229	81,176	111,405	114,039	596
Residential	198,560	157,298	355,858	365,729	23,772
Residential — limited documentation	79,777	43,111	122,888	147,170	528
Consumer:
Home equity lines and loans	32,269	38,219	70,488	79,392	3,780
Recreational finance	21,476	6,335	27,811	25,519	637
Automobile	29,314	4,723	34,037	39,404	186
Other	44,122	167	44,289	38,231	531
Total	$789,228	$1,270,855	$2,060,083	$1,893,299	$58,740

	December 31, 2020			January 1, 2020	Year Ended December 31, 2020
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$226,897	$79,930	$306,827	$346,743	$11,269
Real estate:
Commercial	364,110	411,784	775,894	173,796	7,821
Residential builder and developer	1,094	—	1,094	4,708	1,694
Other commercial construction	20,992	93,047	114,039	35,881	8,457
Residential	159,006	206,723	365,729	322,504	18,069
Residential — limited documentation	84,568	62,602	147,170	114,667	634
Consumer:
Home equity lines and loans	61,031	18,361	79,392	65,039	4,092
Recreational finance	19,434	6,085	25,519	14,308	626
Automobile	34,044	5,360	39,404	21,293	186
Other	3,606	34,625	38,231	35,394	1,369
Total	$974,782	$918,517	$1,893,299	$1,134,333	$54,217

	December 31, 2019			January 1, 2019	Year Ended December 31, 2019
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$206,644	$139,913	$346,557	$234,423	$8,960
Real estate:
Commercial	40,847	117,627	158,474	203,672	5,850
Residential builder and developer	604	3,378	3,982	4,798	357
Other commercial construction	12,425	20,345	32,770	22,205	634
Residential	59,982	175,681	235,663	233,352	12,630
Residential — limited documentation	26,710	56,717	83,427	84,685	1,092
Consumer:
Home equity lines and loans	24,812	38,403	63,215	71,292	5,987
Recreational finance	9,054	5,165	14,219	11,199	575
Automobile	14,805	6,488	21,293	23,359	214
Other	3,391	121	3,512	4,623	508
Total	$399,274	$563,838	$963,112	$893,608	$36,807

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

The following table summarizes the loan grades applied at December 31, 2021 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$4,798,052	1,916,072	1,476,786	951,881	500,615	1,398,775	10,993,461	18,699	$22,054,341
Criticized accrual	196,680	98,595	107,010	73,126	36,232	185,935	484,755	15,628	1,197,961
Criticized nonaccrual	19,462	23,229	17,114	39,908	20,927	33,698	60,175	6,509	221,022
Total commercial, financial, leasing, etc.	$5,014,194	2,037,896	1,600,910	1,064,915	557,774	1,618,408	11,538,391	40,836	$23,473,324

Real estate:
Commercial:
Loan grades:
Pass	$3,413,587	2,662,999	3,682,178	2,648,388	2,076,155	5,232,790	728,948	—	$20,445,045
Criticized accrual	133,133	480,146	685,701	1,068,552	468,530	1,743,798	38,570	—	4,618,430
Criticized nonaccrual	21,587	133,560	195,084	83,857	76,628	520,473	38,091	—	1,069,280
Total commercial real estate	$3,568,307	3,276,705	4,562,963	3,800,797	2,621,313	7,497,061	805,609	—	$26,132,755

Residential builder and developer:
Loan grades:
Pass	$786,983	106,510	75,287	47,587	4,680	12,450	230,017	—	$1,263,514
Criticized accrual	2,055	5,356	117,258	13,637	630	-	891	—	139,827
Criticized nonaccrual	—	—	2,910	—	—	95	—	—	3,005
Total residential builder and developer	$789,038	111,866	195,455	61,224	5,310	12,545	230,908	—	$1,406,346

Other commercial construction:
Loan grades:
Pass	$957,947	1,781,603	2,022,276	832,547	152,669	273,556	38,781	—	$6,059,379
Criticized accrual	24,103	54,191	675,226	583,428	228,739	114,158	—	—	1,679,845
Criticized nonaccrual	—	—	71,613	3,303	12,263	19,970	4,256	—	111,405
Total other commercial construction	$982,050	1,835,794	2,769,115	1,419,278	393,671	407,684	43,037	—	$7,850,629

Increases to criticized loans during 2021 were predominantly attributable to effects of the COVID-19 pandemic and the related re-grading of loans.

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at December 31, 2021 for the various classes of the Company’s residential real estate loans and consumer loans by origination year is as follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$3,057,118	1,672,090	1,075,896	466,040	1,037,958	5,913,461	72,309	—	$13,294,872
30-89 days past due	15,245	12,535	9,886	6,132	33,097	162,666	—	—	239,561
Accruing loans past due 90 days or more	10,924	100,581	28,512	31,996	205,318	542,749	—	—	920,080
Nonaccrual	3,359	19,858	7,119	4,577	5,890	314,792	263	—	355,858
Total residential	$3,086,646	1,805,064	1,121,413	508,745	1,282,263	6,933,668	72,572	—	$14,810,371

Residential - limited documentation:
Current	$—	—	—	—	—	1,124,520	—	—	$1,124,520
30-89 days past due	—	—	—	—	—	16,666	—	—	16,666
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	122,888	—	—	122,888
Total residential - limited documentation	$—	—	—	—	—	1,264,074	—	—	$1,264,074

Consumer:
Home equity lines and loans:
Current	$304	777	2,793	1,730	1,944	38,015	2,348,279	1,082,775	$3,476,617
30-89 days past due	—	—	—	21	—	698	346	14,421	15,486
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	5,750	4,951	59,787	70,488
Total home equity lines and loans	$304	777	2,793	1,751	1,944	44,463	2,353,576	1,156,983	$3,562,591

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Recreational finance:
Current	$2,890,111	2,088,342	1,267,929	646,883	445,868	646,040	—	—	$7,985,173
30-89 days past due	5,929	8,912	8,317	5,074	5,189	7,123	—	—	40,544
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,341	4,646	4,871	4,918	4,039	7,996	—	—	27,811
Total recreational finance	$2,897,381	2,101,900	1,281,117	656,875	455,096	661,159	—	—	$8,053,528

Automobile:
Current	$2,220,061	1,097,684	662,000	341,655	211,774	71,598	—	—	$4,604,772
30-89 days past due	8,508	6,615	8,936	7,161	5,715	3,129	—	—	40,064
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,588	4,390	7,847	7,867	6,882	5,463	—	—	34,037
Total automobile	$2,230,157	1,108,689	678,783	356,683	224,371	80,190	—	—	$4,678,873

Other:
Current	$244,346	96,945	73,586	24,424	16,924	14,321	1,148,096	1,505	$1,620,147
30-89 days past due	2,937	404	472	255	101	5,712	1,908	434	12,223
Accruing loans past due 90 days or more	—	—	—	—	—	3,302	—	—	3,302
Nonaccrual	2,051	326	326	193	104	353	40,807	129	44,289
Total other	$249,334	97,675	74,384	24,872	17,129	23,688	1,190,811	2,068	$1,679,961

Total loans and leases at December 31, 2021	$18,817,411	12,376,366	12,286,933	7,895,140	5,558,871	18,542,940	16,234,904	1,199,887	$92,912,452

The following tables summarizes the loan grades applied at December 31, 2020 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

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

The Company’s reserve for off-balance sheet credit exposures was not material at December 31, 2021 and December 31, 2020.

6.    Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2021	2020
	(In thousands)
Land	$93,862	$94,929
Buildings	512,988	513,290
Leasehold improvements	304,825	302,246
Furniture and equipment — owned	880,153	807,701
Furniture and equipment — capital leases	115	8,630
	1,791,943	1,726,796
Less: accumulated depreciation and amortization
Owned assets	1,026,842	971,979
Capital leases	38	5,933
	1,026,880	977,912
Right of use assets — operating leases	379,702	412,674
Premises and equipment, net	$1,144,765	$1,161,558

The right-of-use assets and lease liabilities relate to banking offices and other space occupied by the Company and use of certain equipment under noncancelable operating lease agreements. As of December 31, 2021 and 2020, the Company recognized $431 million and $467 million respectively, of operating lease liabilities as a component of “accrued interest and other liabilities” in the consolidated balance sheet. In calculating the present value of lease payments, the Company utilized its incremental secured borrowing rate based on lease term.

The Company’s noncancelable operating lease agreements expire at various dates over the next 20 years.  Real estate leases generally consist of fixed monthly rental payments with certain leases containing escalation clauses.  Any variable lease payments or payments for nonlease components are recognized in the consolidated statement of income as a component of “equipment and net occupancy” expense based on actual costs incurred.  Some leases contain lessee options to extend the term.  Those options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

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

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Lease cost
Operating lease cost	$101,353	$104,158	$100,669
Short-term lease cost	111	198	105
Variable lease cost	4,103	1,565	2,332
Total lease cost	$105,567	$105,921	$103,106

Other information
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,760	$70,754	$132,219
Cash paid toward lease liabilities	106,586	104,396	101,869
Weighted-average remaining lease term	6 years	7 years	7 years
Weighted-average discount rate	2.51%	2.74%	3.01%

Minimum lease payments under noncancelable operating leases are summarized in the following table.

(In thousands)
Year ending December 31:
2022	$102,417
2023	86,467
2024	71,321
2025	56,413
2026	42,634
Later years	107,652
Total lease payments	466,904
Less: imputed interest	35,792
Total	$431,112

  All other operating leasing activities were not material to the Company’s consolidated results of operations. Minimum lease payments required under capital leases are not material.

7.    Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Commercial Mortgage Loans
For the Year Ended December 31,	2021	2020	2019	2021	2020	2019
	(In thousands)
Beginning balance	$231,204	$244,411	$120,509	$133,429	$130,636	$114,663
Originations	65,723	45,101	26,067	33,068	29,306	41,370
Purchases	—	—	144,326	—	—	—
Amortization	(55,874)	(58,308)	(46,491)	(33,893)	(26,513)	(25,397)
	241,053	231,204	244,411	132,604	133,429	130,636
Valuation allowance	(24,000)	(30,000)	(7,000)	—	—	—
Ending balance, net	$217,053	$201,204	$237,411	$132,604	$133,429	$130,636

Residential mortgage loans serviced for others were $23.2 billion at December 31, 2021, $26.3 billion at December 31, 2020 and $32.3 billion at December 31, 2019. Excluded from residential mortgage loans serviced for others were loans sub-serviced for others of $74.7 billion, $68.1 billion and $62.8 billion at December 31, 2021, 2020, and 2019, respectively. In January 2019, the Company purchased servicing rights for residential real estate loans that had outstanding principal balances at that date of approximately $13.3 billion. The purchase price of such servicing rights was approximately $144 million. Commercial mortgage loans serviced for others were $20.2 billion at December 31, 2021, $18.9 billion at December 31, 2020 and $17.6 billion at December 31, 2019.  Excluded from commercial mortgage loans serviced for others were loans sub-serviced for others of $3.5 billion at December 31, 2021, $3.3 billion at December 31, 2020 and $3.4 billion at December 31, 2019.

The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $257 million at December 31, 2021 and $240 million at December 31, 2020. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 9.8% and 9.4% at December 31, 2021 and 2020, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2021 and 2020, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 894 basis points (hundredths of one percent) and 918 basis points, respectively, over market implied forward London Interbank Offered Rates (“LIBOR”). The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $160 million at each of December 31, 2021 and 2020. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2021 and 2020 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2021 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Commercial
	(Dollars in thousands)

Weighted-average prepayment speeds	12.92%
Impact on fair value of 10% adverse change	$(13,587)
Impact on fair value of 20% adverse change	(26,047)
Weighted-average OAS	8.94%
Impact on fair value of 10% adverse change	$(7,621)
Impact on fair value of 20% adverse change	(14,786)
Weighted-average discount rate		18.00%
Impact on fair value of 10% adverse change		$(6,892)
Impact on fair value of 20% adverse change		(13,306)

8.    Goodwill and other intangible assets

The Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. A summary of total amortizing intangible assets follows.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2021
Core deposit	$131,664	$127,746	$3,918
Other	6,757	6,677	80
Total	$138,421	$134,423	$3,998
December 31, 2020
Core deposit	$131,664	$119,125	$12,539
Other	6,757	5,131	1,626
Total	$138,421	$124,256	$14,165

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of three to seven years. The weighted-average original amortization period was approximately seven years. Amortization expense for core deposit and other intangible assets was $10 million, $15 million and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense in 2022 for such intangible assets is $4 million.

The Company completed annual goodwill impairment tests as of October 1, 2021, 2020 and 2019. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2021 and 2020 for purposes of testing for impairment is as follows:

(In thousands)

Business Banking	$864,366
Commercial Banking	1,401,873
Commercial Real Estate	654,389
Discretionary Portfolio	—
Residential Mortgage Banking	—
Retail Banking	1,309,191
All Other	363,293
Total	$4,593,112

9.    Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2021
Amount outstanding	$47,046	$—	$47,046
Weighted-average interest rate	0.01%	—	0.01%
For the year ended December 31, 2021
Highest amount at a month-end	$103,548	$—
Daily-average amount outstanding	68,073	—	$68,073
Weighted-average interest rate	0.01%	—	0.01%
At December 31, 2020
Amount outstanding	$59,482	$—	$59,482
Weighted-average interest rate	0.01%	—	0.01%
For the year ended December 31, 2020
Highest amount at a month-end	$82,893	$—
Daily-average amount outstanding	61,551	—	$61,551
Weighted-average interest rate	0.05%	—	0.05%
At December 31, 2019
Amount outstanding	$62,363	$—	$62,363
Weighted-average interest rate	0.14%	—	0.14%
For the year ended December 31, 2019
Highest amount at a month-end	$3,402,566	$5,000,000
Daily-average amount outstanding	260,322	799,068	$1,059,390
Weighted-average interest rate	1.86%	2.49%	2.34%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, short-term borrowings outstanding at December 31, 2021 matured on the next business day following year-end.

At December 31, 2021, M&T Bank had lines of credit under formal agreements as follows:

(In thousands)

Outstanding borrowings	$1,578
Unused	30,065,461

At December 31, 2021, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $16.2 billion. Additionally, M&T Bank had an available line of credit with the Federal Reserve Bank of New York totaling approximately

$13.8 billion at December 31, 2021. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
	2021	2020
	(In thousands)
Senior notes of M&T:
Variable rate due 2023	$249,893	$249,824
3.55% due 2023	516,173	533,369
Senior notes of M&T Bank:
Variable rate due 2021	—	349,992
Variable rate due 2022	249,961	249,858
2.50% due 2022	653,903	664,400
2.90% due 2025	749,740	749,656
Advances from FHLB:
Fixed rates	1,578	1,683
Subordinated notes of M&T Bank:
Variable rate due 2021	—	500,000
3.40% due 2027	522,867	552,194
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
BSB Capital Trust I — 8.125%, due 2028	15,775	15,752
Provident Trust I — 8.29%, due 2028	30,103	29,099
Southern Financial Statutory Trust I — 10.60%, due 2030	6,912	6,836
Variable rates:
First Maryland Capital I — due 2027	148,945	148,409
First Maryland Capital II — due 2027	151,270	150,606
Allfirst Asset Trust — due 2029	97,220	97,075
BSB Capital Trust III — due 2033	15,464	15,464
Provident Statutory Trust III — due 2033	57,547	56,641
Southern Financial Capital Trust III — due 2033	8,448	8,338
Other	9,570	2,997
	$3,485,369	$4,382,193

The variable rate notes of M&T pay interest quarterly at a rate that is indexed to the three-month LIBOR. The contractual interest rates for those notes were .81% at December 31, 2021 and .90% at December 31, 2020.

The variable rate senior notes of M&T Bank pay interest quarterly at rates that are indexed to the three-month LIBOR. The contractual interest rates for those notes ranged from .61% to .81% at December 31, 2021 and .49% to .83% at December 31, 2020. The weighted-average contractual interest rate was .71% at December 31, 2021 and .63% at December 31, 2020.

Long-term fixed rate advances from the FHLB had weighted-average contractual interest rates of 5.82% at December 31, 2021 and December 31, 2020. Advances from the FHLB outstanding at December 31, 2021 mature in 2029 and 2035 and are secured by residential real estate loans, commercial real estate loans and investment securities.

The subordinated notes of M&T Bank are unsecured and are subordinate to the claims of its other creditors. The notes that were repaid in 2021 paid interest monthly at a rate that was indexed to the three-month LIBOR. The contractual interest rate was .87% at December 31, 2020.

The fixed and variable rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the Capital Securities qualify for inclusion in Tier 2 regulatory capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR. Those rates ranged from .98% to 3.47% at December 31, 2021 and from 1.06% to 3.59% at December 31, 2020. The weighted-average variable rates payable on those Junior Subordinated Debentures were 1.53% at December 31, 2021 and 1.65% at December 31, 2020.

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

Long-term borrowings at December 31, 2021 mature as follows:

(In thousands)
Year ending December 31:
2022	$903,864
2023	766,136
2024	9,500
2025	749,740
2026	—
Later years	1,056,129
$3,485,369

10.    Shareholders’ equity

M&T is authorized to issue 1,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of December 31, 2021 and 2020 is presented below:

	December 31, 2021		December 31, 2020
	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series E (a)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $1,000 liquidation preference per share	350,000	$350,000	350,000	$350,000
Series F (b)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000	50,000	$500,000
Series G (c)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	40,000	$400,000	40,000	$400,000
Series I (d)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock, $10,000 liquidation preference per share	50,000	$500,000	—	$—

(a)

Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 361 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $64.50 in each of 2021, 2020 and 2019.

(b)

Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 352 basis points.  The shares are redeemable in whole or in part on or after November 1, 2026.  Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $512.50 in each of 2021, 2020 and 2019.

(c)

Dividends, if declared, are paid semi-annually at a rate of 5.0% through July 31, 2024 and thereafter will be paid semiannually at a rate of the five-year U.S. Treasury rate plus 3.174%.  The shares are redeemable in whole or in part on or after August 1, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $500.00 in 2021, $500.694 in 2020 and $125.694 in 2019.

(d)

Dividends, if declared, are paid semi-annually at a rate of 3.5% through August 31, 2026 and thereafter will be paid semiannually at a rate of the five-year U.S. Treasury rate plus 2.679%. The shares are redeemable in whole or in part on or after September 1, 2026. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.  Dividends declared per share were $94.306 in 2021.

11.    Revenue from contracts with customers

The Company generally charges customer accounts or otherwise bills customers upon completion of its services.  Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided.  At December 31, 2021 and 2020, the Company had $68 million and $67 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables.  Such amounts are classified in “accrued interest and other assets” in the consolidated balance sheet.  In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied.  At December 31, 2021 and 2020, the Company had deferred revenue of $45 million and $42 million, respectively, related to the sources in the accompanying tables recorded in “accrued interest and other liabilities” in the consolidated balance sheet.  The following tables summarize sources of the Company’s noninterest income during 2021, 2020, and 2019 that are subject to the revenue recognition guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Year Ended December 31, 2021	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$53,816	98,880	11,853	—	—	232,279	5,285	$402,113
Trust income	—	—	—	—	—	—	644,716	644,716
Brokerage services income	—	—	—	—	—	—	62,791	62,791
Other revenues from operations:
Merchant discount and credit card fees	52,343	55,164	2,661	—	—	20,850	387	131,405
Other	—	5,968	7,304	1,359	6,166	22,878	39,973	83,648
	$106,159	160,012	21,818	1,359	6,166	276,007	753,152	$1,324,673
Year Ended December 31, 2020

Classification in consolidated statement of income
Service charges on deposit accounts	$50,119	92,720	10,252	—	—	211,858	5,839	$370,788
Trust income	18	442	—	—	—	—	601,424	601,884
Brokerage services income	—	—	—	—	—	—	47,428	47,428
Other revenues from operations:
Merchant discount and credit card fees	40,475	45,528	2,221	—	—	13,481	767	102,472
Other	—	9,408	6,218	1,625	4,732	20,813	41,815	84,611
	$90,612	148,098	18,691	1,625	4,732	246,152	697,273	$1,207,183
Year Ended December 31, 2019

Classification in consolidated statement of income
Service charges on deposit accounts	$60,690	93,044	9,828	—	4	263,659	5,753	$432,978
Trust income	31	963	—	—	—	—	571,614	572,608
Brokerage services income	—	—	—	—	—	—	48,922	48,922
Other revenues from operations:
Merchant discount and credit card fees	36,844	52,161	2,516	—	—	12,140	3,381	107,042
Other	—	7,498	8,615	1,776	3,492	36,144	34,088	91,613
	$97,565	153,666	20,959	1,776	3,496	311,943	663,758	$1,253,163

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

Other revenues from operations include merchant discount and credit card fees that are generally recognized when the cardholder’s transaction is approved and settled. Also included in other revenues from operations are insurance commissions, ATM surcharge fees, and advisory fees.  Insurance commissions are recognized at the time the insurance policy is executed with the customer.  Insurance renewal commissions are recognized upon subsequent renewal of the policy.  ATM surcharge fees are included in revenue at the time of the respective ATM transaction.  Advisory fees are generally recognized at the conclusion of the advisory engagement when the Company has satisfied its service obligation.

12.    Stock-based compensation plans

Stock-based compensation expense was $85 million in 2021, $80 million in 2020 and $76 million in 2019.  The Company recognized income tax benefits related to stock-based compensation of $16 million in 2021, $17 million in 2020 and $19 million in 2019.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and restricted stock units, including performance-based awards. At December 31, 2021 and 2020, respectively, there were 2,299,502 and 3,100,665 shares available for future grant under the Company’s equity incentive compensation plan.

Stock awards

Stock awards granted to employees are comprised of restricted stock and restricted stock units. Stock awards generally vest over three years. The Company may issue shares from treasury stock to the extent available or issue new shares. There were no restricted shares issued in 2021, 2020 or 2019. The number of restricted stock units issued was 636,956 in 2021, 480,949 in 2020 and 448,487 in 2019, with a weighted-average grant date fair value of $84 million, $81 million and $74 million, respectively. Unrecognized compensation expense associated with restricted stock units was $27 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of approximately one year.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price

Unvested at January 1, 2021	816,950	$169.60	13,550	$162.50
Granted	636,956	132.85	—	—
Vested	(379,155)	170.80	(9,474)	162.57
Cancelled	(36,059)	149.61	—	—
Unvested at December 31, 2021	1,038,692	$147.32	4,076	$162.35

Stock option awards

Stock options granted to employees generally vest over three years and are exercisable over terms not exceeding ten years and one day. The Company granted 178,441, 187,088 and 164,244 stock options in 2021, 2020 and 2019, respectively.  The weighted-average grant date fair value of options granted was $5 million in each of 2021, 2020 and 2019. The Company used an option pricing model to estimate the grant date present value of stock options granted.

A summary of stock option activity follows:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Life (In Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2021	465,423	$174.11
Granted	178,441	132.47
Exercised	(2,699)	113.06
Expired	(5,301)	169.24
Outstanding at December 31, 2021	635,864	$162.73	7.8	$3,762
Exercisable at December 31, 2021	282,081	$177.02	6.9	$—

For 2021, 2020 and 2019, M&T received $305,000, $3 million and $9 million, respectively, in cash from the exercise of stock options. The intrinsic value of stock options exercised and the related tax benefits realized by the Company were not material in any of those three years. As of December 31, 2021, the amount of unrecognized compensation cost related to non-vested stock options was not material. The total grant date fair value of stock options vested during 2021, 2020 and 2019 was not material. Upon the exercise of stock options, the Company may issue shares from treasury stock to the extent available or issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, shares of M&T common stock issued were 95,147 in 2021, 77,170 in 2020 and 71,676 in 2019.  As of December 31, 2021, there were 2,138,434 shares available for issuance under the plan. M&T received cash for shares purchased through the employee stock purchase plan of $11 million in each of 2021 and 2019, and $12 million in 2020, Compensation expense recognized for the stock purchase plan was not material in 2021, 2020 or 2019.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 13,319 and 14,304 at December 31, 2021 and 2020, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Directors’ stock compensation programs

The Company maintains compensation programs for members of the Company’s boards of directors and its regional director advisory councils that provides for a portion of their compensation to be received in shares or restricted stock units. In 2021, 28,646 shares were issued under such programs.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors compensation plans. Shares of common stock issuable under such plans were 2,450 and 3,809 at December 31, 2021 and 2020, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

13.    Pension plans and other postretirement benefits

The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2021	2020	2019
	(In thousands)

Service cost	$20,513	$19,944	$17,294
Interest cost on benefit obligation	61,873	71,421	81,579
Expected return on plan assets	(143,448)	(125,512)	(122,139)
Amortization of prior service cost	553	557	557
Recognized net actuarial loss	89,017	58,096	21,992
Net periodic pension cost (benefit)	$28,508	$24,506	$(717)

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2021	2020	2019
	(In thousands)

Service cost	$1,014	$970	$859
Interest cost on benefit obligation	1,311	1,741	2,344
Amortization of prior service credit	(4,738)	(4,738)	(4,730)
Recognized net actuarial gain	(1,295)	(1,236)	(1,247)
Net other postretirement benefits	$(3,708)	$(3,263)	$(2,774)

Service cost is reflected in salaries and employee benefits expense.  The other components of net periodic benefit expense are reflected in other costs of operations.

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,521,292	$2,247,329	$55,281	$56,492
Service cost	20,513	19,944	1,014	970
Interest cost	61,873	71,421	1,311	1,741
Plan participants’ contributions	—	—	2,553	2,386
Actuarial (gain) loss	(69,230)	288,944	(2,232)	2,371
Medicare Part D reimbursement	—	—	540	574
Benefits paid	(114,235)	(106,346)	(6,621)	(9,253)
Benefit obligation at end of year	2,420,213	2,521,292	51,846	55,281
Change in plan assets:
Fair value of plan assets at beginning of year	2,420,582	2,037,940	—	—
Actual return on plan assets	278,260	178,610	—	—
Employer contributions	11,231	310,378	3,528	6,293
Plan participants’ contributions	—	—	2,553	2,386
Medicare Part D reimbursement	—	—	540	574
Benefits paid	(114,235)	(106,346)	(6,621)	(9,253)
Fair value of plan assets at end of year	2,595,838	2,420,582	—	—
Funded status	$175,625	$(100,710)	$(51,846)	$(55,281)
Prepaid asset recognized in the consolidated balance sheet	332,197	64,670	—	—
Accrued liability recognized in the consolidated balance sheet	(156,572)	(165,380)	(51,846)	(55,281)
Net accrued asset (liability) recognized in the consolidated balance sheet	$175,625	$(100,710)	$(51,846)	$(55,281)
Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss (gain)	$391,721	$684,780	$(14,638)	$(13,701)
Net prior service cost (credit)	724	1,277	(17,531)	(22,269)
Pre-tax adjustment to AOCI	392,445	686,057	(32,169)	(35,970)
Taxes	(101,447)	(178,375)	8,316	9,352
Net adjustment to AOCI	$290,998	$507,682	$(23,853)	$(26,618)

The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $157 million as of December 31, 2021 and $165 million as of December 31, 2020.

The accumulated benefit obligation for all defined benefit pension plans was $2.4 billion and $2.5 billion at December 31, 2021 and 2020, respectively.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. Amortization of net gains and losses is included in annual net periodic benefit expense if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the benefit obligation or the market-related fair value of the plan assets. As indicated in the preceding table, as of December 31, 2021 the Company recorded a minimum liability adjustment of $360 million ($392 million related to pension plans and $(32) million related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $267 million. In aggregate, the benefit plans realized a net gain during 2021 that resulted in a decrease to the minimum liability adjustment from that which was recorded at December 31, 2020 of $290 million. The net gain in 2021 was mainly the result of increasing the discount rate used to measure the benefit obligation of all plans to 2.75% at December 31, 2021 from 2.50% used at the prior year-end and a return on plan assets that exceeded the assumed expected return, offset, in part, by the amortization of actuarial losses. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2021
Net loss (gain)	$(204,042)	$(2,232)	$(206,274)
Amortization of prior service (cost) credit	(553)	4,738	4,185
Amortization of actuarial (loss) gain	(89,017)	1,295	(87,722)
Total recognized in other comprehensive income, pre-tax	$(293,612)	$3,801	$(289,811)
2020
Net loss (gain)	$235,847	$2,371	$238,218
Amortization of prior service (cost) credit	(557)	4,738	4,181
Amortization of actuarial (loss) gain	(58,096)	1,236	(56,860)
Total recognized in other comprehensive income, pre-tax	$177,194	$8,345	$185,539

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Company contributions to the plan are discretionary for participants for which eligibility occurred after January 1, 2020. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2021, 2020 and 2019 associated with the defined contribution pension plan was $40 million, $35 million and $32 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020

Discount rate	2.75%	2.50%	2.75%	2.50%
Rate of increase in future compensation levels	3.35%	3.37%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019

Discount rate	2.50%	3.25%	4.25%	2.50%	3.25%	4.25%
Long-term rate of return on plan assets	6.25%	6.50%	6.50%	—	—	—
Rate of increase in future compensation levels	3.37%	4.29%	4.31%	—	—	—

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

The Company’s defined benefit pension plan is sensitive to the long-term rate of return on plan assets and the discount rate.  To demonstrate the sensitivity of pension expense to changes in these assumptions, with all other assumptions held constant, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of approximately $6 million; and the discount rate would have resulted in a decrease in pension expense of approximately $11 million.  Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence.  Additionally, an increase of 25 basis points in the discount rate would have decreased the benefit obligation by

$79 million and a decrease of 25 basis points in the discount rate would have increased the benefit obligation by $84 million at December 31, 2021.

For measurement of other postretirement benefits, a 6.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2021. The rate was assumed to decrease to 5.00% over seven years.

Plan assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places an emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 25 to 60 percent equity securities, 10 to 65 percent debt securities, and 5 to 60 percent money-market investments/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Assets are managed by a combination of internal and external investment managers. Equity securities may include investments in domestic and international equities, through individual securities, mutual funds and exchange-traded funds. Debt securities may include investments in corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies and U.S. Treasury securities through individual securities and mutual funds. Additionally, the Company’s defined benefit pension plan held $537 million (21% of total assets) of real estate funds, private investments, hedge funds and other investments at December 31, 2021. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2021 and 2020, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market investments	$82,751	$43,616	$39,135	$—
Equity securities:
M&T	134,447	134,447	—	—
Domestic(a)	369,283	369,283	—	—
International(b)	14,835	14,835	—	—
Mutual funds:
Domestic(a)	280,347	280,347	—	—
International(b)	461,304	461,304	—	—
	1,260,216	1,260,216	—	—
Debt securities:
Corporate(c)	178,528	—	178,528	—
Government	206,540	—	206,540	—
International	12,933	—	12,933	—
Mutual funds:
Domestic(d)	315,424	315,424	—	—
	713,425	315,424	398,001	—
Other:
Diversified mutual fund	108,239	108,239	—	—
Real estate partnerships	16,620	5,264	—	11,356
Private equity / debt	151,550	—	—	151,550
Hedge funds	250,691	74,599	—	176,092
Guaranteed deposit fund	10,041	—	—	10,041
	537,141	188,102	—	349,039
Total(e)	$2,593,533	$1,807,358	$437,136	$349,039

	Fair Value Measurement of Plan Assets At December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market investments	$65,263	$48,322	$16,941	$—
Equity securities:
M&T	111,441	111,441	—	—
Domestic(a)	308,220	308,220	—	—
International(b)	13,648	13,648	—	—
Mutual funds:
Domestic(a)	302,094	302,094	—	—
International(b)	422,601	422,601	—	—
	1,158,004	1,158,004	—	—
Debt securities:
Corporate(c)	172,762	—	172,762	—
Government	234,232	—	234,232	—
International	6,413	—	6,413	—
Mutual funds:
Domestic(d)	302,635	302,635	—	—
	716,042	302,635	413,407	—
Other:
Diversified mutual fund	83,507	83,507	—	—
Real estate partnerships	26,847	3,616	—	23,231
Private equity / debt	97,124	—	—	97,124
Hedge funds	261,417	108,516	—	152,901
Guaranteed deposit fund	10,498	—	—	10,498
	479,393	195,639	—	283,754
Total(e)	$2,418,702	$1,704,600	$430,348	$283,754

(a)	This category is mainly comprised of equities of companies primarily within the small-cap, mid-cap and large-cap sectors of the U.S. economy and range across diverse industries.
(b)	This category is comprised of equities in companies primarily within the mid-cap and large-cap sectors of international markets mainly in developed and emerging markets in Europe and the Pacific Rim.
(c)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(d)

Approximately 72% of the mutual funds were invested in investment grade bonds and 28% in high-yielding bonds at December 31, 2021. Approximately 78% of the mutual funds were invested in investment grade bonds and 22% in high-yielding bonds at December 31, 2020.  The holdings within the funds were spread across diverse industries.

(e)	Excludes dividends and interest receivable totaling $2 million at each of December 31, 2021 and 2020.

Pension plan assets included common stock of M&T with a fair value of $134 million (5% of total plan assets) at December 31, 2021 and $111 million (5% of total plan assets) at December 31, 2020. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2021.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2021 were as follows:

	Balance – January 1, 2021	Purchases (Sales)	Total Realized/ Unrealized Gains (Losses)	Balance – December 31, 2021
	(In thousands)
Other
Real estate partnerships	$23,231	$(31,299)	$19,424	$11,356
Private equity/debt	97,124	27,170	27,256	151,550
Hedge funds	152,901	(2,322)	25,513	176,092
Guaranteed deposit fund	10,498	—	(457)	10,041
Total	$283,754	$(6,451)	$71,736	$349,039

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. The Company made a voluntary contribution of $300 million to the qualified defined benefit pension plan in 2020. The Company is not required to make contributions to the qualified defined benefit plan in 2022, however, subject to the impact of actual events and circumstances that may occur in 2022, the Company may make contributions, but the amount of any such contributions has not been determined. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $11 million and $10 million in 2021 and 2020, respectively. Payments made by the Company for postretirement benefits were $4 million and $6 million in 2021 and 2020, respectively. Payments for supplemental pension and other postretirement benefits for 2022 are not expected to differ from those made in 2021 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2022	$110,113	$3,219
2023	114,022	3,112
2024	118,641	2,983
2025	121,602	2,829
2026	125,469	2,656
2027 through 2031	649,845	11,534

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The RSP was amended in 2020 to increase the employer matching contribution to 100% from 75% in prior years and also to increase the employee's qualified compensation limits to 5% from 4.5%. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $63 million, $62 million and $48 million in 2021, 2020 and 2019, respectively.

14.    Income taxes

The components of income tax expense were as follows:

	Year Ended December 31
	2021	2020	2019
	(In thousands)
Current
Federal	$331,714	$267,550	$359,668
State and local	85,354	98,431	132,696
Total current	417,068	365,981	492,364
Deferred
Federal	71,880	(22,894)	40,769
State and local	15,279	(8,397)	16,779
Total deferred	87,159	(31,291)	57,548
Amortization of investments in qualified affordable housing projects	92,176	81,679	68,200
Total income taxes applicable to pre-tax income	$596,403	$416,369	$618,112

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2021, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $137 million. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were a benefit of $5 million in 2021 and $2 million in 2020 compared with an expense of $5 million in 2019.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2021	2020	2019
	(In thousands)

Income taxes at statutory federal income tax rate	$515,581	$371,599	$534,925
Increase (decrease) in taxes:
Tax-exempt income	(20,605)	(22,806)	(27,319)
State and local income taxes, net of federal income tax effect	101,046	71,127	118,085
Qualified affordable housing project tax credits, net	(14,542)	(14,826)	(15,324)
Other	14,923	11,275	7,745
	$596,403	$416,369	$618,112

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2021	2020	2019
	(In thousands)

Losses on loans and other assets	$395,784	$471,767	$309,523
Operating lease liabilities	110,023	121,216	128,178
Retirement benefits	—	26,185	55,048
Postretirement and other employee benefits	31,760	28,004	24,023
Incentive and other compensation plans	24,713	18,984	26,861
Stock-based compensation	32,675	29,507	27,912
Other	52,351	66,763	69,863
Gross deferred tax assets	647,306	762,426	641,408
Right of use assets and other leasing transactions	(249,209)	(285,311)	(326,626)
Unrealized gains	(27,066)	(50,785)	(13,322)
Retirement benefits	(45,402)	—	—
Capitalized servicing rights	(53,219)	(50,235)	(56,649)
Depreciation and amortization	(93,103)	(95,684)	(66,925)
Interest on loans	(6,690)	(8,113)	(23,552)
Gains on cash flow hedges	(22,820)	(97,004)	(36,845)
Other	(88,053)	(62,581)	(40,472)
Gross deferred tax liabilities	(585,562)	(649,713)	(564,391)
Net deferred tax asset	$61,744	$112,713	$77,017

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 26 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)

Gross unrecognized tax benefits at January 1, 2019	$56,274	$6,629	$62,903
Increases as a result of tax positions taken during 2019	6,996	—	6,996
Increases as a result of tax positions taken in prior years	3,265	3,255	6,520
Decreases as a result of tax positions taken in prior years	(7,566)	(2,685)	(10,251)
Gross unrecognized tax benefits at December 31, 2019	58,969	7,199	66,168
Increases as a result of tax positions taken in prior years	—	2,800	2,800
Decreases as a result of tax positions taken in prior years	(10,107)	(2,384)	(12,491)
Gross unrecognized tax benefits at December 31, 2020	48,862	7,615	56,477
Increases as a result of tax positions taken in prior years	—	2,560	2,560
Decreases as a result of tax positions taken in prior years	(11,351)	(2,766)	(14,117)
Gross unrecognized tax benefits at December 31, 2021	$37,511	$7,409	44,920
Less: Federal, state and local income tax benefits			(8,748)
Net unrecognized tax benefits at December 31, 2021 that, if recognized, would impact the effective income tax rate			$36,172

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2021 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Examinations by the Internal Revenue Service of the Company’s federal income tax returns have been largely concluded through 2020, although under statute the income tax returns from 2017 through 2020 could be adjusted. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2013. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

15.    Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2021	2020	2019
	(In thousands, except per share)
Income available to common shareholders:
Net income	$1,858,746	$1,353,152	$1,929,149
Less: Preferred stock dividends(a)	(72,915)	(68,228)	(69,441)
Net income available to common equity	1,785,831	1,284,924	1,859,708
Less: Income attributable to unvested stock-based compensation awards	(8,854)	(5,858)	(10,199)
Net income available to common shareholders	$1,776,977	$1,279,066	$1,849,509
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,539	129,404	135,169
Less: Unvested stock-based compensation awards	(890)	(766)	(741)
Weighted-average shares outstanding	128,649	128,638	134,428

Basic earnings per common share	$13.81	$9.94	$13.76

(a)	Including impact of not as yet declared cumulative dividends in 2019.

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2021	2020	2019
	(In thousands, except per share)

Net income available to common equity	$1,785,831	$1,284,924	$1,859,708
Less: Income attributable to unvested stock-based compensation awards	(8,844)	(5,856)	(10,197)
Net income available to common shareholders	$1,776,987	$1,279,068	$1,849,511
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	129,539	129,404	135,169
Less: Unvested stock-based compensation awards	(890)	(766)	(741)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	163	66	34
Adjusted weighted-average shares outstanding	128,812	128,704	134,462

Diluted earnings per common share	$13.80	$9.94	$13.75

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing common shares of 461,000 in 2021, 474,000 in 2020 and 238,000 in 2019 were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

16.    Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)
Balance — January 1, 2021	$195,386	$(650,087)	$369,558	$(85,143)		$22,111	$(63,032)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(95,114)	—	—	(95,114)		24,870	(70,244)
Foreign currency translation adjustment	—	—	(1,218)	(1,218)		356	(862)
Unrealized losses on cash flow hedges	—	—	(32,292)	(32,292)		8,410	(23,882)
Current year benefit plans gains	—	206,274	—	206,274		(54,016)	152,258
Total other comprehensive income (loss) before reclassifications	(95,114)	206,274	(33,510)	77,650		(20,380)	57,270
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	4,427	—	—	4,427	(a)	(1,154)	3,273
Gains realized in net income	(8)	—	—	(8)	(b)	2	(6)
Accretion of net gain on terminated cash flow hedges	—	—	(120)	(120)	(c)	32	(88)
Net yield adjustment from cash flow hedges currently in effect	—	—	(252,397)	(252,397)	(a)	65,741	(186,656)
Amortization of prior service credit	—	(4,185)	—	(4,185)	(d)	1,095	(3,090)
Amortization of actuarial losses	—	87,722	—	87,722	(d)	(22,971)	64,751
Total other comprehensive income (loss)	(90,695)	289,811	(286,027)	(86,911)		22,365	(64,546)
Balance — December 31, 2021	$104,691	$(360,276)	$83,531	$(172,054)		$44,476	$(127,578)

Balance — January 1, 2020	$50,701	$(464,548)	$133,888	$(279,959)		$73,279	$(206,680)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	141,081	—	—	141,081		(36,498)	104,583
Foreign currency translation adjustment	—	—	2,724	2,724		(440)	2,284
Unrealized gains on cash flow hedges	—	—	505,042	505,042		(130,432)	374,610
Current year benefit plans losses	—	(238,218)	—	(238,218)		60,208	(178,010)
Total other comprehensive income (loss) before reclassifications	141,081	(238,218)	507,766	410,629		(107,162)	303,467
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	3,606	—	—	3,606	(a)	(966)	2,640
Gains realized in net income	(2)	—	—	(2)	(b)	1	(1)
Accretion of net gain on terminated cash flow hedges	—	—	(125)	(125)	(c)	34	(91)
Net yield adjustment from cash flow hedges currently in effect	—	—	(271,971)	(271,971)	(a)	70,239	(201,732)
Amortization of prior service credit	—	(4,181)	—	(4,181)	(d)	1,057	(3,124)
Amortization of actuarial losses	—	56,860	—	56,860	(d)	(14,371)	42,489
Total other comprehensive income (loss)	144,685	(185,539)	235,670	194,816		(51,168)	143,648
Balance — December 31, 2020	$195,386	$(650,087)	$369,558	$(85,143)		$22,111	$(63,032)

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)
Balance — January 1, 2019	$(200,107)	$(354,502)	$(14,719)	$(569,328)		$149,247	$(420,081)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	247,411	—	—	247,411		(65,009)	182,402
Foreign currency translation adjustment	—	—	1,381	1,381		(290)	1,091
Unrealized gains on cash flow hedges	—	—	160,373	160,373		(42,163)	118,210
Current year benefit plans losses	—	(126,618)	—	(126,618)		33,287	(93,331)
Total other comprehensive income (loss) before reclassifications	247,411	(126,618)	161,754	282,547		(74,175)	208,372
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	3,394	—	—	3,394	(a)	(892)	2,502
Losses realized in net income	3	—	—	3	(b)	(1)	2
Accretion of net gain on terminated cash flow hedges	—	—	(136)	(136)	(c)	36	(100)
Net yield adjustment from cash flow hedges currently in effect	—	—	(13,011)	(13,011)	(a)	3,421	(9,590)
Amortization of prior service credit	—	(4,173)	—	(4,173)	(d)	1,097	(3,076)
Amortization of actuarial losses	—	20,745	—	20,745	(d)	(5,454)	15,291
Total other comprehensive income (loss)	250,808	(110,046)	148,607	289,369		(75,968)	213,401
Balance — December 31, 2019	$50,701	$(464,548)	$133,888	$(279,959)		$73,279	$(206,680)

(a)    Included in interest income.

(b)    Included in gain (loss) on bank investment securities.

(c)    Included in interest expense.

(d)    Included in other costs of operations.

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment Securities	Defined Benefit Plans	Other	Total
	(In thousands)

Balance at January 1, 2019	$(147,526)	$(261,303)	$(11,252)	$(420,081)
Net gain (loss) during 2019	184,906	(81,116)	109,611	213,401
Balance at December 31, 2019	37,380	(342,419)	98,359	(206,680)
Net gain (loss) during 2020	107,222	(138,645)	175,071	143,648
Balance at December 31, 2020	144,602	(481,064)	273,430	(63,032)
Net gain (loss) during 2021	(66,977)	213,919	(211,488)	(64,546)
Balance at December 31, 2021	$77,625	$(267,145)	$61,942	$(127,578)

17.    Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2021	2020	2019
	(In thousands)
Other income:
Credit-related fee income	$90,816	$70,387	$86,792
Credit card interchange fee income	69,963
Merchant discount fee income	61,442
Other expense:
Professional services	348,360	240,047	330,900
Amortization of capitalized mortgage servicing rights	89,767	84,821	71,888

18.    International activities

The Company engages in limited international activities including certain trust-related services in Europe, collecting Eurodollar deposits, engaging in foreign currency transactions associated with customer activity, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $197 million and $170 million of loans to foreign borrowers at December 31, 2021 and 2020, respectively. Deposits in the Company’s office in the Cayman Islands aggregated $652 million at December 31, 2020.   There were no outstanding deposits at the Cayman Islands office at December 31, 2021 and the office is closed. Deposits at M&T Bank’s office in Ontario, Canada were $32 million at each of December 31, 2021 and  December 31, 2020. Revenues from providing international trust-related services were approximately $38 million in 2021, $36 million in 2020 and $32 million in 2019.

19.    Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of December 31, 2021.

The net effect of interest rate swap agreements was to increase net interest income by $287 million 2021 and $312 million in 2020 , and to decrease net interest income by $2 million in 2019.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
December 31, 2021
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	2.3	2.86%	0.74%	$41
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	21,700,000	0.6	1.24%	0.09%	(248)
Total	$23,350,000	0.7			$(207)
December 31, 2020
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	3.3	2.86%	0.79%	$651
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	49,400,000	0.9	2.22%	0.15%	425
Total	$51,050,000	1.0			$1,076

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such treatment at December 31, 2021 and December 31, 2020 was a reduction of the estimated fair value gains on interest rate swap agreements designated as fair value hedges of $43.5 million and $101.5 million, respectively, and on interest rate swap agreements designated as cash flow hedges of $88.2 million and $372.2 million, respectively.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $8.4 billion of forward-starting interest rate swap agreements that become effective in 2022.
(d)	Includes notional amount and terms of $32.1 billion of forward-starting interest rate swap agreement that become effective in 2021-2022.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2021 mature as follows:

(In thousands)
Year ending December 31:
2022	$16,500,000
2023	6,350,000
2027	500,000
$23,350,000

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $32.6 billion and $37.8 billion at December 31, 2021 and 2020, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.1 billion and $776 million at December 31, 2021 and 2020, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$258	$1,968	$465	$892
Commitments to sell real estate loans (a)	4,044	1,488	548	8,458
	4,302	3,456	1,013	9,350
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	11,728	43,599	5,288	365
Commitments to sell real estate loans (a)	8,137	2,409	4,108	13,868
Trading:
Interest rate contracts (b)	410,056	1,008,913	76,278	105,768
Foreign exchange and other option and futures contracts (b)	8,230	9,608	7,156	11,134
	438,151	1,064,529	92,830	131,135
Total derivatives	$442,453	$1,067,985	$93,843	$140,485

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities. The impact of variation margin payments at December 31, 2021 and December 31, 2020 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $54.4 million and $5.6 million, respectively, and in a liability position of $305.1 million and $806.5 million, respectively.

	Amount of Gain (Loss) Recognized
	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(58,599)	$57,716	$57,611	$(57,686)	$95,006	$(94,742)
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$(11,268)		$6,344		$24,701
Foreign exchange and other option and futures contracts (b)	9,064		7,363		8,511
Total	$(2,204)		$13,707		$33,212

(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$1,692,943	$1,750,048	$43,610	$101,326

The amount of interest income recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was $252 million and $272 million for 2021 and 2020, respectively. As of December 31, 2021, the unrealized gain recognized in other comprehensive income related to cash flow hedges was $88 million, of which $65 million and $23 million relate to interest rate swap agreements maturing in 2022 and 2023, respectively.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $24 million and $64 million at December 31, 2021 and 2020, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was $35 million and $114 million at December 31, 2021 and 2020, respectively. The Company was required to post collateral relating to those positions of $33 million and $103 million at December 31, 2021 and 2020, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on December 31, 2021 was not material.

The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $7 million and $3 million at December 31, 2021 and 2020, respectively. Counterparties posted collateral relating to those positions of $6 million and $3 million at December 31, 2021 and 2020, respectively. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $132 million and $135 million at December 31, 2021 and 2020, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company. In conjunction with changes made by the clearinghouse to prepare for reference rate reform, the Company changed the discount rate index used to value interest rate swaps from the Federal Funds Overnight Index swap rate to the Secured Overnight Financial Rate in October 2020. The change did not have a material impact on the Company's consolidated financial statements.

20.    Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities that are then retained by the Company. The amounts of those securitizations in 2021, 2020 and 2019 are presented in the Company’s consolidated statement of cash flows. The Company has not recognized any losses as a result of having securitized assets.

As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of December 31, 2021 and 2020, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $3.0 billion at December 31, 2021 and $2.3 billion at December 31, 2020. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $933 million, including $361 million of unfunded commitments, at December 31, 2021 and $861 million, including $406 million of unfunded commitments, at December 31, 2020. Contingent commitments to provide additional capital contributions to these partnerships were not material at December 31, 2021. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of December 31, 2021 was $1.2 billion, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

21.    Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2021.

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

The following tables present assets and liabilities at December 31, 2021 and 2020 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2021
Trading account assets	$468,031	$49,545	$418,486	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	678,690	—	678,690	—
Mortgage-backed securities:
Government issued or guaranteed	3,155,312	—	3,155,312	—
Other debt securities	121,802	—	121,802	—
	3,955,804	—	3,955,804	—
Equity securities	77,640	68,850	8,790	—
Real estate loans held for sale	899,282	—	899,282	—
Other assets (a)	24,167	—	12,439	11,728
Total assets	$5,424,924	$118,395	$5,294,801	$11,728
Trading account liabilities	$83,434	$—	$83,434	$—
Other liabilities (a)	10,409	—	5,121	5,288
Total liabilities	$93,843	$—	$88,555	$5,288

December 31, 2020
Trading account assets	$1,068,581	$50,060	$1,018,521	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	9,338	—	9,338	—
Mortgage-backed securities:
Government issued or guaranteed	4,683,438	—	4,683,438	—
Privately issued	16	—	—	16
Other debt securities	129,814	—	129,814	—
	4,822,606	—	4,822,590	16
Equity securities	92,985	63,129	29,856	—
Real estate loans held for sale	1,054,676	—	1,054,676	—
Other assets (a)	49,464	—	5,865	43,599
Total assets	$7,088,312	$113,189	$6,931,508	$43,615
Trading account liabilities	$116,902	$—	$116,902	$—
Other liabilities (a)	23,583	—	23,218	365
Total liabilities	$140,485	$—	$140,120	$365

(a)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)
2021
Balance — January 1, 2021	$16	$43,234
Total gains realized/unrealized:
Included in earnings	—	126,223	(a)
Settlements	(16)	—
Transfers out of Level 3	—	(163,017)	(b)
Balance — December 31, 2021	$—	$6,440
Changes in unrealized gains included in earnings related to assets still held at December 31, 2021	$—	$8,619	(a)

2020
Balance — January 1, 2020	$16	$10,740
Total gains realized/unrealized:
Included in earnings	—	194,469	(a)
Transfers out of Level 3	—	(161,975)	(b)
Balance — December 31, 2020	$16	$43,234
Changes in unrealized gains included in earnings related to assets still held at December 31, 2020	$—	$42,597	(a)

2019
Balance — January 1, 2019	$22	$7,712
Total gains realized/unrealized:
Included in earnings	—	129,398	(a)
Settlements	(6)	—
Transfers out of Level 3	—	(126,370)	(b)
Balance — December 31, 2019	$16	$10,740
Changes in unrealized gains included in earnings related to assets still held at December 31, 2019	$—	$11,146	(a)

(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 15% to 90% with a weighted-average of 31% at December 31, 2021. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles, and the related non-recurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans, which at December 31, 2021 was 66%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $574  million at December 31, 2021 ($340 million and $234 million of which were classified as Level 2 and Level 3, respectively), $652 million at December 31, 2020 ($339 million and $313 million of which were classified as Level 2 and Level 3, respectively), and $305 million at December 31, 2019 ($115 million and $190 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized during the years ended December 31, 2021, 2020 and 2019 for partial charge-offs of loans and loan impairment reserves on loans held by the Company at the end of each of those years were decreases of $53 million, $222 million and $110 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were $3 million and $22 million at December 31, 2021 and December 31, 2020, respectively. Changes in fair value recognized during the years ended December 31, 2021, 2020 and 2019 for foreclosed assets held by the Company at the end of each of those years were not material.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $138 million and $159 million at December 31, 2021 and December 31, 2020, respectively, required a valuation allowance of $24 million and $30 million, respectively. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 14.64% and 16.01% at December 31, 2021 and December 31, 2020, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. Changes in fair value recognized for impairment of capitalized servicing rights were a decrease in the valuation allowance of $6 million in 2021 and an increase in the valuation allowance of $23 million and $7 million in 2020 and 2019, respectively.

Significant unobservable inputs to level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2021 and 2020:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
December 31, 2021
Recurring fair value measurements
Net other assets (liabilities) (a)	6,440	Discounted cash flow	Commitment expirations	0% - 80% (10%)

December 31, 2020
Recurring fair value measurements
Privately issued mortgage- backed securities	$16	Two independent pricing quotes	—	—
Net other assets (liabilities) (a)	43,234	Discounted cash flow	Commitment expirations	0% - 98% (16%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

Sensitivity of fair value measurements to changes in unobservable inputs

An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following tables:

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,337,577	1,337,577	1,205,269	132,308	—
Interest-bearing deposits at banks	41,872,304	41,872,304	—	41,872,304	—
Trading account assets	468,031	468,031	49,545	418,486	—
Investment securities	7,155,860	7,192,476	68,850	7,066,293	57,333
Loans and leases:
Commercial loans and leases	23,473,324	23,285,224	—	—	23,285,224
Commercial real estate loans	35,389,730	34,730,191	—	425,010	34,305,181
Residential real estate loans	16,074,445	16,160,799	—	4,524,018	11,636,781
Consumer loans	17,974,953	18,121,363	—	—	18,121,363
Allowance for credit losses	(1,469,226)	—	—	—	—
Loans and leases, net	91,443,226	92,297,577	—	4,949,028	87,348,549
Accrued interest receivable	335,162	335,162	—	335,162	—
Financial liabilities:
Noninterest-bearing deposits	$(60,131,480)	(60,131,480)	—	(60,131,480)	—
Savings and interest-checking deposits	(68,603,966)	(68,603,966)	—	(68,603,966)	—
Time deposits	(2,807,963)	(2,810,143)	—	(2,810,143)	—
Short-term borrowings	(47,046)	(47,046)	—	(47,046)	—
Long-term borrowings	(3,485,369)	(3,562,223)	—	(3,562,223)	—
Accrued interest payable	(40,866)	(40,866)	—	(40,866)	—
Trading account liabilities	(83,434)	(83,434)	—	(83,434)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$6,440	6,440	—	—	6,440
Commitments to sell real estate loans	7,525	7,525	—	7,525	—
Other credit-related commitments	(123,032)	(123,032)	—	—	(123,032)
Interest rate swap agreements used for interest rate risk management	(207)	(207)	—	(207)	—

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,552,743	1,552,743	1,497,457	55,286	—
Interest-bearing deposits at banks	23,663,810	23,663,810	—	23,663,810	—
Trading account assets	1,068,581	1,068,581	50,060	1,018,521	—
Investment securities	7,045,697	7,138,989	63,129	7,005,571	70,289
Loans and leases:
Commercial loans and leases	27,574,564	27,220,699	—	—	27,220,699
Commercial real estate loans	37,637,889	36,816,580	—	277,911	36,538,669
Residential real estate loans	16,752,993	17,089,141	—	4,135,655	12,953,486
Consumer loans	16,570,421	16,554,050	—	—	16,554,050
Allowance for credit losses	(1,736,387)	—	—	—	—
Loans and leases, net	96,799,480	97,680,470	—	4,413,566	93,266,904
Accrued interest receivable	419,936	419,936	—	419,936	—
Financial liabilities:
Noninterest-bearing deposits	$(47,572,884)	(47,572,884)	—	(47,572,884)	—
Savings and interest-checking deposits	(67,680,840)	(67,680,840)	—	(67,680,840)	—
Time deposits	(3,899,910)	(3,919,367)	—	(3,919,367)	—
Deposits at Cayman Islands office	(652,104)	(652,104)	—	(652,104)	—
Short-term borrowings	(59,482)	(59,482)	—	(59,482)	—
Long-term borrowings	(4,382,193)	(4,490,433)	—	(4,490,433)	—
Accrued interest payable	(59,916)	(59,916)	—	(59,916)	—
Trading account liabilities	(116,902)	(116,902)	—	(116,902)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$43,234	43,234	—	—	43,234
Commitments to sell real estate loans	(18,429)	(18,429)	—	(18,429)	—
Other credit-related commitments	(133,354)	(133,354)	—	—	(133,354)
Interest rate swap agreements used for interest rate risk management	1,076	1,076	—	1,076	—

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

22.    Commitments and contingencies

In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s consolidated balance sheet.

	December 31,	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,693,045	$5,563,854
Commercial real estate loans to be sold	324,943	363,735
Other commercial real estate	4,998,631	7,237,367
Residential real estate loans to be sold	233,257	1,026,118
Other residential real estate	924,211	665,259
Commercial and other	22,145,057	19,427,886
Standby letters of credit	2,151,595	2,241,417
Commercial letters of credit	31,981	27,332
Financial guarantees and indemnification contracts	4,211,797	4,220,531
Commitments to sell real estate loans	1,367,523	2,108,823

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $10.8 billion and $10.4 billion at December 31, 2021 and 2020, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.0 billion at both December 31, 2021 and 2020. At December 31, 2021, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2021, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million at December 31, 2021. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

23.    Segment information

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

	For the Years Ended December 31, 2021, 2020 and 2019
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net interest income(a)	$518,940	$462,614	$451,307	$854,264	$864,149	$828,888	$643,415	$673,894	$692,526	$483,624	$486,831	$209,807
Noninterest income	123,854	103,837	113,855	302,974	276,791	289,558	218,189	208,367	214,970	(38,638)	(1,735)	26,919
	642,794	566,451	565,162	1,157,238	1,140,940	1,118,446	861,604	882,261	907,496	444,986	485,096	236,726
Provision for credit losses	10,928	25,928	16,501	101,060	73,099	25,580	67,405	107,210	1,537	3,622	1,508	3,608
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	1,060	1,060	1,060	—	—	—
Depreciation and other amortization	1,106	1,482	2,066	2,362	2,421	2,353	35,623	28,187	26,963	194	285	279
Other noninterest expense	341,751	322,868	317,482	384,505	375,769	382,214	276,791	256,428	239,333	64,122	54,339	52,885
Income (loss) before taxes	289,009	216,173	229,113	669,311	689,651	708,299	480,725	489,376	638,603	377,048	428,964	179,954
Income tax expense (benefit)	75,545	56,953	60,617	175,588	181,179	187,835	108,399	107,548	152,977	88,282	101,673	36,342
Net income (loss)	$213,464	$159,220	$168,496	$493,723	$508,472	$520,464	$372,326	$381,828	$485,626	$288,766	$327,291	$143,612
Average total assets (in millions)	$8,007	$8,152	$5,793	$28,559	$30,338	$28,142	$25,628	$25,792	$23,921	$22,262	$27,726	$29,081
Capital expenditures (in millions)	$1	$—	$1	$1	$—	$2	$—	$—	$—	$—	$—	$—

	For the Years Ended December 31, 2021, 2020 and 2019
	Residential Mortgage Banking			Retail Banking			All Other			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net interest income(a)	$92,706	$52,712	$20,008	$1,125,953	$1,204,309	$1,389,788	$105,876	$121,808	$537,940	$3,824,778	$3,866,317	$4,130,264
Noninterest income	523,765	515,549	393,372	290,610	260,163	327,562	746,240	725,472	695,443	2,166,994	2,088,444	2,061,679
	616,471	568,261	413,380	1,416,563	1,464,472	1,717,350	852,116	847,280	1,233,383	5,991,772	5,954,761	6,191,943
Provision for credit losses	(562)	1,785	382	55,692	108,268	122,135	(313,145)	482,202	6,257	(75,000)	800,000	176,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	9,107	13,809	18,430	10,167	14,869	19,490
Depreciation and other amortization	57,716	60,129	48,248	93,159	95,936	93,312	123,881	116,979	108,604	314,041	305,419	281,825
Other noninterest expense	332,491	332,028	273,067	804,762	764,262	784,718	1,082,993	959,258	1,117,668	3,287,415	3,064,952	3,167,367
Income (loss) before taxes	226,826	174,319	91,683	462,950	496,006	717,185	(50,720)	(724,968)	(17,576)	2,455,149	1,769,521	2,547,261
Income tax expense (benefit)	53,866	40,667	19,355	121,464	130,745	189,611	(26,741)	(202,396)	(28,625)	596,403	416,369	618,112
Net income (loss)	$172,960	$133,652	$72,328	$341,486	$365,261	$527,574	$(23,979)	$(522,572)	$11,049	$1,858,746	$1,353,152	$1,929,149
Average total assets (in millions)	$6,463	$4,038	$2,611	$17,897	$16,438	$15,083	$43,853	$22,996	$14,953	$152,669	$135,480	$119,584
Capital expenditures (in millions)	$1	$—	$1	$53	$34	$76	$93	$138	$98	$149	$172	$178

(a)

Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $14,731,000 in 2021, $17,288,000 in 2020 and $22,863,000 in 2019 and is eliminated in “All Other” net interest income and income tax expense (benefit).

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

The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2021	2020	2019
	(In thousands)

Revenues	$(55,556)	$(47,604)	$(48,559)
Expenses	(13,599)	(14,038)	(18,218)
Income taxes	(10,846)	(8,824)	(7,976)
Net income	(31,111)	(24,742)	(22,365)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

24.    Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2021, approximately $1.6 billion was available for payment of dividends to M&T from banking subsidiaries. M&T may pay dividends and repurchase stock only in accordance with a capital plan that the Federal Reserve Board has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

  M&T and its subsidiary banks are required to comply with applicable capital adequacy regulations established by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Pursuant to the rules in effect as of December 31, 2021, the required minimum and well capitalized capital ratios are as follows:

		Well
	Minimum	Capitalized
M&T (Consolidated)
Common equity Tier 1 ("CET1") to risk-weighted assets	4.5%
Tier 1 capital to risk-weighted assets	6.0%	6.0%
Total capital to risk-weighted assets	8.0%	10.0%
Leverage — Tier 1 capital to average total assets, as defined	4.0%

		Well
	Minimum	Capitalized
Bank Subsidiaries
CET1 to risk-weighted assets	4.5%	6.5%
Tier 1 capital to risk-weighted assets	6.0%	8.0%
Total capital to risk-weighted assets	8.0%	10.0%
Leverage — Tier 1 capital to average total assets, as defined	4.0%	5.0%

In addition, pursuant to capital regulations M&T and its bank subsidiaries are each currently required to maintain a capital buffer of 2.5% composed entirely of CET1 on top of the minimum risk-weighted asset ratios.

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2021 and 2020 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2021:
CET1 capital
Amount	$11,844,833	$12,378,354	$779,521
Ratio(a)	11.42%	11.98%	31.22%
Tier 1 capital
Amount	13,594,782	12,378,354	779,521
Ratio(a)	13.11%	11.98%	31.22%
Total capital
Amount	15,902,833	14,170,434	780,791
Ratio(a)	15.33%	13.71%	31.27%
Leverage
Amount	13,594,782	12,378,354	779,521
Ratio(b)	8.87%	8.11%	6.23%
December 31, 2020:
CET1 capital
Amount	$10,623,368	$11,550,462	$630,574
Ratio(a)	10.00%	10.90%	46.57%
Tier 1 capital
Amount	11,873,317	11,550,462	630,574
Ratio(a)	11.17%	10.90%	46.57%
Total capital
Amount	14,207,937	13,373,416	632,506
Ratio(a)	13.37%	12.62%	46.72%
Leverage
Amount	11,873,317	11,550,462	630,574
Ratio(b)	8.48%	8.27%	10.73%

(a)	The ratio of capital to risk-weighted assets, as defined by regulation.
(b)	The ratio of capital to average assets, as defined by regulation.

25.    Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. That investment had no remaining carrying value at December 31, 2021 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations. That income totaled $30 million in 2021, $53 million in 2020 and $37 million in 2019.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty financial company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.6 billion and $1.9 billion at December 31, 2021 and 2020, respectively. Revenues from those servicing rights were $9 million, $10 million and $12 million during 2021, 2020 and 2019, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $74.7 billion and $68.1 billion at December 31, 2021 and 2020, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $153 million, $129 million and $125 million in 2021, 2020 and 2019, respectively. In addition, the Company held $62 million and $77 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2021 and 2020, respectively, that were securitized by Bayview Financial.  At December 31, 2021, the Company held $210 million of Bayview Financial’s $1.4 billion syndicated loan facility. In early 2021 the Company purchased $965 million of delinquent FHA guaranteed mortgage loans, including past due accrued interest, from Bayview Financial for $1.0 billion. The servicing rights for such loans were retained by Bayview Financial, but the Company continues to sub-service the loans

26.    Parent company financial statements

Condensed Balance Sheet

	December 31
	2021	2020
	(In thousands)
Assets
Cash in subsidiary bank	$92,836	$100,593
Due from consolidated bank subsidiaries
Money-market savings	1,335,857	699,476
Current income tax receivable	754	—
Total due from consolidated bank subsidiaries	1,336,611	699,476
Investments in consolidated subsidiaries
Banks	17,533,772	16,554,287
Other	220,496	125,988
Investments in trust preferred entities (note 20)	22,672	22,846
Other assets	98,010	92,170
Total assets	$19,304,397	$17,595,360
Liabilities
Accrued expenses and other liabilities	$103,242	$96,664
Long-term borrowings	1,297,750	1,311,413
Total liabilities	1,400,992	1,408,077
Shareholders’ equity	17,903,405	16,187,283
Total liabilities and shareholders’ equity	$19,304,397	$17,595,360

Condensed Statement of Income

	Year Ended December 31
	2021	2020	2019
	(In thousands, except per share)
Income
Dividends from consolidated subsidiaries	$1,025,000	$708,500	$2,025,000
Income from Bayview Lending Group LLC	30,000	52,940	36,740
Other income	2,530	5,110	7,216
Total income	1,057,530	766,550	2,068,956
Expense
Interest on long-term borrowings	24,073	31,924	51,938
Other expense	35,406	33,704	25,236
Total expense	59,479	65,628	77,174
Income before income taxes and equity in undistributed income of subsidiaries	998,051	700,922	1,991,782
Income tax credits	6,052	1,984	8,313
Income before equity in undistributed income of subsidiaries	1,004,103	702,906	2,000,095
Equity in undistributed income of subsidiaries
Net income of subsidiaries	1,879,643	1,358,746	1,954,054
Less: dividends received	(1,025,000)	(708,500)	(2,025,000)
Equity in undistributed income of subsidiaries	854,643	650,246	(70,946)
Net income	$1,858,746	$1,353,152	$1,929,149
Net income per common share
Basic	$13.81	$9.94	$13.76
Diluted	13.80	9.94	13.75

Condensed Statement of Cash Flows

	Year Ended December 31
	2021	2020	2019
	(In thousands)
Cash flows from operating activities
Net income	$1,858,746	$1,353,152	$1,929,149
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(854,643)	(650,246)	70,946
Provision for deferred income taxes	10,356	1,079	5,263
Net change in accrued income and expense	(23,047)	(24,206)	(34,525)
Net cash provided by operating activities	991,412	679,779	1,970,833
Cash flows from investing activities
Proceeds from sales or maturities of investment securities	—	—	100
Net investment in consolidated subsidiaries	(199,000)	125,654	—
Other, net	(2,777)	50,396	51,235
Net cash provided (used) by investing activities	(201,777)	176,050	51,335
Cash flows from financing activities
Purchases of treasury stock	—	(373,750)	(1,349,785)
Dividends paid — common	(580,260)	(568,112)	(552,138)
Dividends paid — preferred	(68,200)	(68,256)	(67,454)
Redemption of Series A and Series C preferred stock	—	—	(381,500)
Proceeds from issuance of Series I and Series G preferred stock	495,000	—	396,000
Other, net	(7,551)	(5,992)	(4,431)
Net cash used by financing activities	(161,011)	(1,016,110)	(1,959,308)
Net increase (decrease) in cash and cash equivalents	628,624	(160,281)	62,860
Cash and cash equivalents at beginning of year	800,069	960,350	897,490
Cash and cash equivalents at end of year	$1,428,693	$800,069	$960,350
Supplemental disclosure of cash flow information
Interest received during the year	$1,165	$1,493	$1,752
Interest paid during the year	20,457	30,913	49,451
Income taxes received during the year	53,067	11,528	6,251

27.    Recent accounting developments

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
Standards Adopted in 2021
Simplifying the Accounting for Income Taxes

The amendments remove the following exceptions for accounting for income taxes:

1. Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income);

2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment;

3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and

4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

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
Standards Not Yet Adopted as of December 31, 2021
Changes to Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

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

		January 1, 2022 Early adoption permitted	At January 1, 2022 the Company did not have the types of instruments affected by the amended guidance and, therefore, the adoption had no impact on its consolidated financial statements.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted of December 31, 2021
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

		January 1, 2022 Early adoption permitted	At January 1, 2022 the Company did not have any of the types of instruments affected by the amended guidance and, therefore, the adoption had no impact on its consolidated financial statements.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted of December 31, 2021
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

January 1, 2022 Early adoption permitted

The Company adopted the amended guidance effective January 1, 2022 using a prospective transition method.  The Company does not expect the guidance will have a material impact on its consolidated financial statements.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in a Business Combination

The amendments require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with specified revenue recognition guidance. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts and may assess how the acquiree applied the revenue guidance to determine what to record for such contracts. The guidance is generally expected to result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements

January 1, 2023 Early adoption permitted

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

The Company has not yet decided which transition method will be applied to the extent applicable. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2021.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required to be furnished pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in M&T’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of 2021 (the “2022 Proxy Statement”). The information concerning M&T’s directors will appear under the caption “NOMINEES FOR DIRECTOR” in the 2022 Proxy Statement. The information concerning M&T’s Code of Ethics for CEO and Senior Financial Officers will appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2022 Proxy Statement.  The information regarding the procedures by which shareholders can recommend director nominees as well as M&T’s Audit Committee, including “audit committee financial experts,” will also appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION.” The information concerning compliance with Section 16(a) of the Exchange Act will appear, if necessary, under the caption “STOCK OWNERSHIP INFORMATION.” Such information is incorporated herein by reference.

The information concerning M&T’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will appear under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “NOMINATION, COMPENSATION AND GOVERNANCE COMMITTEE REPORT” in the 2022 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to Item 403 of Regulation S-K will appear under the caption “STOCK OWNERSHIP INFORMATION” in the 2022 Proxy Statement.  Such information is incorporated herein by reference.

The information required to be furnished pursuant to Item 201(d) concerning equity compensation plans is presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to Items 404 and 407(a) of Regulation S-K will appear under the caption “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2022 Proxy Statement.  Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required to be furnished by Item 9(e) of Schedule 14A will appear under the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION FOR THE YEAR ENDING DECEMBER 31, 2022” in the 2022 Proxy Statement.  Such information is incorporated herein by reference.

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

3.8

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

4.2	Description of Registrant’s Securities. Filed herewith.

10.1	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
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
10.4

Amendment No. 1 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.4 of M&T Bank Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-9861).*

10.5

Amendment No. 2 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.5 of M&T Bank Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-9861).*

10.6	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9861).*
10.7

Amendment No. 1 to M&T Bank Corporation Supplemental Retirement Plan.  Incorporated by reference to Exhibit 10.7 of M&T Bank Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-9861).*

10.8

Amendment No. 2 to M&T Bank Corporation Supplemental Retirement Plan.   Incorporated by reference to Exhibit 10.8 of M&T Bank Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-9861).*

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
10.24

M&T Bank Corporation Form of Performance-Hurdled Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.24 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-9861).*

10.25	M&T Bank Corporation Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.25 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-9861).*
10.26

M&T Bank Corporation 2008 Directors’ Stock Plan, as amended on February 19, 2021.  Incorporated by reference to Exhibit 4.1 of M&T Bank Corporation’s Form S-8 dated March 26, 2021 (File No. 333-254786).*

10.27

M&T Bank Corporation Form of Directors’ Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.1 to M&T Bank Corporation’s Form 10-Q for the quarter ended June 30, 2021 (File No. 1-9861).*

10.28	M&T Bank Corporation Voluntary Deferred Compensation Plan for Directors. Filed herewith.*
11.1

Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 15 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.
23.1

Consent of PricewaterhouseCoopers LLP re: Registration Statements on Form S-8 (Nos. 33-32044, 333-43175, 333-16077, 333-40640, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740, 333-189099, 333-184504, 333-189097, 333-184411, 333-231217 and 333-254786) and Form S-3 (No. 333-259888). Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.
101.DEF	Inline XBRL Taxonomy Definition Linkbase. Filed herewith.
104	The cover page from M&T Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.

*Management contract or compensatory plan or arrangement.

(c) Additional financial statement schedules. None.

Item 16.	Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2022.

M&T BANK CORPORATION

By:	/S/ René F. Jones
René F. Jones Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/S/ René F. Jones René F. Jones	Chairman of the Board and Chief Executive Officer	February 16, 2022
Principal Financial Officer:

/S/ Darren J. King Darren J. King	Executive Vice President and Chief Financial Officer	February 16, 2022
Principal Accounting Officer:

/S/ Michael R. Spychala Michael R. Spychala	Senior Vice President and Controller	February 16, 2022
A majority of the board of directors:

/S/ C. Angela Bontempo C. Angela Bontempo		February 16, 2022

/s/ Robert T. Brady Robert T. Brady		February 16, 2022

/s/ Calvin G. Butler, Jr. Calvin G. Butler, Jr.		February 16, 2022

/S/ T. Jefferson Cunningham III T. Jefferson Cunningham III		February 16, 2022

/s/ Gary N. Geisel Gary N. Geisel	February 16, 2022

/S/ Leslie V. Godridge Leslie V. Godridge	February 16, 2022

/S/ Richard S. Gold Richard S. Gold	February 16, 2022

/S/ Richard A. Grossi Richard A. Grossi	February 16, 2022

/S/ Richard H. Ledgett, Jr Richard H. Ledgett, Jr.	February 16, 2022

/S/ Newton P. S. Merrill Newton P. S. Merrill	February 16, 2022

/S/ Kevin J. Pearson Kevin J. Pearson	February 16, 2022

/S/ Melinda R. Rich Melinda R. Rich	February 16, 2022

/S/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 16, 2022

/S/ Denis J. Salamone Denis J. Salamone	February 16, 2022

/S/ John R. Scannell John R. Scannell	February 16, 2022

/S/ David S. Scharfstein David S. Scharfstein	February 16, 2022
/S/ Rudina Seseri Rudina Seseri	February 16, 2022

/S/ Herbert L. Washington Herbert L. Washington	February 16, 2022