Form 10-Q
period 2022-03-31
M&T BANK CORP
filed 2022-05-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9861

M&T BANK CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0968385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One M & T Plaza Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(716) 635-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $.50 par value	MTB	New York Stock Exchange
Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H	MTBPrH	New York Stock Exchange

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on April 29, 2022: 179,417,450 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share)	2022	2021
Assets
Cash and due from banks	$1,411,460	$1,337,577
Interest-bearing deposits at banks	36,025,382	41,872,304
Trading account	197,558	468,031
Investment securities (includes pledged securities that can be sold or repledged of $85,493 at March 31, 2022; $96,128 at December 31, 2021)
Available for sale (cost: $5,783,697 at March 31, 2022; $3,849,347 at December 31, 2021)	5,705,199	3,955,804
Held to maturity (fair value: $3,042,709 at March 31, 2022; $2,771,290 at December 31, 2021)	3,180,626	2,734,674
Equity and other securities (cost: $467,884 at March 31, 2022; $461,516 at December 31, 2021)	471,007	465,382
Total investment securities	9,356,832	7,155,860
Loans and leases	92,004,751	93,136,678
Unearned discount	(196,359)	(224,226)
Loans and leases, net of unearned discount	91,808,392	92,912,452
Allowance for credit losses	(1,472,359)	(1,469,226)
Loans and leases, net	90,336,033	91,443,226
Premises and equipment	1,134,718	1,144,765
Goodwill	4,593,112	4,593,112
Core deposit and other intangible assets	2,742	3,998
Accrued interest and other assets	6,805,715	7,088,287
Total assets	$149,863,552	$155,107,160
Liabilities
Noninterest-bearing deposits	$58,520,366	$60,131,480
Savings and interest-checking deposits	65,273,150	68,603,966
Time deposits	2,525,197	2,807,963
Total deposits	126,318,713	131,543,409
Short-term borrowings	50,307	47,046
Accrued interest and other liabilities	2,174,925	2,127,931
Long-term borrowings	3,443,587	3,485,369
Total liabilities	131,987,532	137,203,755
Shareholders' equity
Preferred stock, $1.00 par, 1,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at March 31, 2022 and December 31, 2021; Liquidation preference of $10,000 per share: 140,000 shares at March 31, 2022 and December 31, 2021	1,750,000	1,750,000
Common stock, $.50 par, 250,000,000 shares authorized, 159,741,898 shares issued at March 31, 2022 and December 31, 2021	79,871	79,871
Common stock issuable, 13,864 shares at March 31, 2022; 15,769 shares at December 31, 2021	1,074	1,212
Additional paid-in capital	6,611,659	6,635,000
Retained earnings	14,830,671	14,646,448
Accumulated other comprehensive income (loss), net	(377,385)	(127,578)
Treasury stock — common, at cost — 30,675,930 shares at March 31, 2022; 31,052,845 shares at December 31, 2021	(5,019,870)	(5,081,548)
Total shareholders’ equity	17,876,020	17,903,405
Total liabilities and shareholders’ equity	$149,863,552	$155,107,160

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31
(In thousands, except per share)	2022	2021
Interest income
Loans and leases, including fees	$870,600	$972,582
Investment securities
Fully taxable	39,132	37,071
Exempt from federal taxes	50	55
Deposits at banks	18,280	6,874
Other	194	380
Total interest income	928,256	1,016,962
Interest expense
Savings and interest-checking deposits	6,747	11,504
Time deposits	1,397	7,010
Deposits at Cayman Islands office	—	185
Short-term borrowings	1	2
Long-term borrowings	15,937	16,866
Total interest expense	24,082	35,567
Net interest income	904,174	981,395
Provision for credit losses	10,000	(25,000)
Net interest income after provision for credit losses	894,174	1,006,395
Other income
Mortgage banking revenues	109,148	138,754
Service charges on deposit accounts	101,507	92,777
Trust income	169,213	156,022
Brokerage services income	20,190	13,113
Trading account and foreign exchange gains	5,369	6,284
Loss on bank investment securities	(743)	(12,282)
Other revenues from operations	136,203	110,930
Total other income	540,887	505,598
Other expense
Salaries and employee benefits	577,520	541,078
Equipment and net occupancy	85,812	82,471
Outside data processing and software	79,719	65,751
FDIC assessments	15,576	14,188
Advertising and marketing	16,024	14,628
Printing, postage and supplies	10,150	9,317
Amortization of core deposit and other intangible assets	1,256	2,738
Other costs of operations	173,684	189,273
Total other expense	959,741	919,444
Income before taxes	475,320	592,549
Income taxes	113,146	145,300
Net income	$362,174	$447,249
Net income available to common shareholders
Basic	$339,589	$428,091
Diluted	339,590	428,093
Net income per common share
Basic	$2.63	$3.33
Diluted	2.62	3.33
Average common shares outstanding
Basic	128,945	128,537
Diluted	129,416	128,669

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
(In thousands)	2022	2021

Net income	$362,174	$447,249
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(136,367)	(22,406)
Cash flow hedges adjustments	(114,061)	(66,777)
Foreign currency translation adjustments	(1,648)	548
Defined benefit plans liability adjustments	2,269	13,189
Total other comprehensive income (loss)	(249,807)	(75,446)
Total comprehensive income	$112,367	$371,803

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$362,174	$447,249
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	10,000	(25,000)
Depreciation and amortization of premises and equipment	56,739	57,116
Amortization of capitalized servicing rights	25,316	19,951
Amortization of core deposit and other intangible assets	1,256	2,738
Provision for deferred income taxes	4,151	39,329
Asset write-downs	252	1,217
Net gain on sales of assets	(4,768)	(2,106)
Net change in accrued interest receivable, payable	15,748	(36,893)
Net change in other accrued income and expense	(99,163)	(27,301)
Net change in loans originated for sale	434,520	158,878
Net change in trading account assets and liabilities	489,545	359,559
Net cash provided by operating activities	1,295,770	994,737
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	4,593	2,526
Proceeds from maturities of investment securities
Available for sale	220,320	422,171
Held to maturity	120,032	171,644
Purchases of investment securities
Available for sale	(2,156,662)	(1,002)
Held to maturity	(566,119)	(201,234)
Equity and other securities	(10,966)	(8,801)
Net (increase) decrease in loans and leases	637,624	(988,654)
Net (increase) decrease in interest-bearing deposits at banks	5,846,922	(7,743,417)
Capital expenditures, net	(27,910)	(31,016)
Net (increase) decrease in loan servicing advances	342,947	(374,614)
Other, net	(215,201)	(179,350)
Net cash provided (used) by investing activities	4,195,580	(8,931,747)
Cash flows from financing activities
Net increase (decrease) in deposits	(5,224,696)	8,670,627
Net increase (decrease) in short-term borrowings	3,261	(525)
Payments on long-term borrowings	(49)	(852,945)
Dividends paid — common	(156,657)	(142,044)
Dividends paid — preferred	(30,718)	(21,288)
Other, net	(8,608)	(9,569)
Net cash provided (used) by financing activities	(5,417,467)	7,644,256
Net increase (decrease) in cash, cash equivalents and restricted cash	73,883	(292,754)
Cash, cash equivalents and restricted cash at beginning of period	1,337,577	1,552,743
Cash, cash equivalents and restricted cash at end of period	$1,411,460	$1,259,989
Supplemental disclosure of cash flow information
Interest received during the period	$978,682	$971,142
Interest paid during the period	40,683	55,378
Income taxes paid during the period	33,638	24,220
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$4,598	$2,301
Additions to right-of-use assets under operating leases	$16,468	$13,020

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2022
Balance — January 1, 2022	$1,750,000	$79,871	$1,212	$6,635,000	$14,646,448	$(127,578)	$(5,081,548)	$17,903,405
Total comprehensive income	—	—	—	—	362,174	(249,807)	—	112,367
Preferred stock cash dividends (a)	—	—	—	—	(21,765)	—	—	(21,765)
Stock-based compensation transactions, net	—	—	(138)	(23,341)	(330)	—	61,678	37,869
Common stock cash dividends — $1.20 per share	—	—	—	—	(155,856)	—	—	(155,856)
Balance — March 31, 2022	$1,750,000	$79,871	$1,074	$6,611,659	$14,830,671	$(377,385)	$(5,019,870)	$17,876,020
2021
Balance — January 1, 2021	$1,250,000	$79,871	$1,344	$6,617,404	$13,444,428	$(63,032)	$(5,142,732)	$16,187,283
Total comprehensive income	—	—	—	—	447,249	(75,446)	—	371,803
Preferred stock cash dividends (a)	—	—	—	—	(17,050)	—	—	(17,050)
Stock-based compensation transactions, net	—	—	(179)	(6,254)	(208)	—	53,639	46,998
Common stock cash dividends — $1.10 per share	—	—	—	—	(142,526)	—	—	(142,526)
Balance — March 31, 2021	$1,250,000	$79,871	$1,165	$6,611,150	$13,731,893	$(138,478)	$(5,089,093)	$16,446,508

(a)

For the three-months ended March 31, 2022, dividends per preferred share were: Preferred Series E - $16.125; Preferred Series F - $128.125; Preferred Series G - $125.00; and Preferred Series I - $94.306. Dividends per preferred share for the three-months ended March 31, 2021 were: Preferred Series E - $16.125; Preferred Series F - $128.125; Preferred Series G - $125.00.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated interim financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented.

2. Acquisition

On March 4, 2022, M&T received Federal Reserve approval to acquire People’s United Financial, Inc. ("People’s United"), and on April 1, 2022 closed the acquisition. Pursuant to the terms of the merger agreement dated February 22, 2021, People’s United shareholders received consideration valued at .118 of an M&T common share in exchange for each common share of People’s United. Additionally, People’s United outstanding preferred stock was converted into new shares of Series H preferred stock of M&T. The purchase price totaled approximately $8.4 billion (with the price based on M&T’s closing price of $164.66 per share as of April 1, 2022). M&T issued 50,325,004 common shares in completing the transaction.

As of March 31, 2022 People’s United reported total assets of approximately $63.0 billion, including $36.3 billion of loans and $11.6 billion of investment securities, approximately $55.5 billion of liabilities, including $53.0 billion of deposits and approximately $7.5 billion of shareholders’ equity, including $244 million of preferred stock.

In connection with the acquisition, the Company incurred merger-related expenses consisting predominantly of professional services, including legal expenses and technology-related activities to prepare for planned integration efforts that totaled approximately $17 million for the three months ended March 31, 2022. Merger-related expenses of $10 million were incurred in the first quarter of 2021, consisting predominantly of professional services for investment banking, legal and other services.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$2,838,987	$707	$49,977	$2,789,717
Mortgage-backed securities:
Government issued or guaranteed	2,820,570	14,599	39,992	2,795,177
Other debt securities	124,140	996	4,831	120,305
	5,783,697	16,302	94,800	5,705,199
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,038	—	24	3,014
Obligations of states and political subdivisions	175	—	—	175
Mortgage-backed securities:
Government issued or guaranteed	3,117,175	4,830	141,477	2,980,528
Privately issued	57,751	10,309	11,555	56,505
Other debt securities	2,487	—	—	2,487
	3,180,626	15,139	153,056	3,042,709
Total debt securities	$8,964,323	$31,441	$247,856	$8,747,908
Equity and other securities:
Readily marketable equity — at fair value	$78,042	$4,653	$1,530	$81,165
Other — at cost	389,842	—	—	389,842
Total equity and other securities	$467,884	$4,653	$1,530	$471,007

Balance — December 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$682,267	$229	$3,806	$678,690
Mortgage-backed securities:
Government issued or guaranteed	3,042,771	113,102	561	3,155,312
Other debt securities	124,309	1,974	4,481	121,802
	3,849,347	115,305	8,848	3,955,804
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,052	—	9	3,043
Obligations of states and political subdivisions	177	2	—	179
Mortgage-backed securities:
Government issued or guaranteed	2,667,328	49,221	8,376	2,708,173
Privately issued	61,555	10,520	14,742	57,333
Other debt securities	2,562	—	—	2,562
	2,734,674	59,743	23,127	2,771,290
Total debt securities	$6,584,021	$175,048	$31,975	$6,727,094
Equity and other securities:
Readily marketable equity — at fair value	$73,774	$4,460	$594	$77,640
Other — at cost	387,742	—	—	387,742
Total equity and other securities	$461,516	$4,460	$594	$465,382

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2022 and 2021. Unrealized losses on equity securities were $1 million and $12 million during the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$6,955	$6,947
Due after one year through five years	2,895,828	2,846,337
Due after five years through ten years	30,344	30,018
Due after ten years	30,000	26,720
	2,963,127	2,910,022
Mortgage-backed securities available for sale	2,820,570	2,795,177
	$5,783,697	$5,705,199
Debt securities held to maturity:
Due in one year or less	$3,213	$3,189
Due after ten years	2,487	2,487
	5,700	5,676
Mortgage-backed securities held to maturity	3,174,926	3,037,033
	$3,180,626	$3,042,709

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 3. Investment securities, continued

A summary of investment securities that as of March 31, 2022 and December 31, 2021 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$2,341,892	$49,970	$293	$7
Mortgage-backed securities:
Government issued or guaranteed	2,099,805	39,425	19,599	567
Other debt securities	7,357	69	67,888	4,762
	4,449,054	89,464	87,780	5,336
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,014	24	—	—
Mortgage-backed securities:
Government issued or guaranteed	2,639,956	141,419	1,178	58
Privately issued	—	—	38,536	11,555
	2,642,970	141,443	39,714	11,613
Total	$7,092,024	$230,907	$127,494	$16,949

December 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$598,566	$3,806	$—	$—
Mortgage-backed securities:
Government issued or guaranteed	10,111	54	20,824	507
Other debt securities	3,760	74	66,419	4,407
	612,437	3,934	87,243	4,914
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,043	9	—	—
Mortgage-backed securities:
Government issued or guaranteed	1,372,236	8,356	1,251	20
Privately issued	—	—	43,692	14,742
	1,375,279	8,365	44,943	14,762
Total	$1,987,716	$12,299	$132,186	$19,676

The Company owned 1,217 individual debt securities with aggregate gross unrealized losses of $248 million at March 31, 2022. Based on a review of each of the securities in the investment securities portfolio at March 31, 2022, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2022, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At March 31, 2022, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $390 million of cost method equity securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at March 31, 2022 or December 31, 2021, as the substantial majority of such investment securities are obligations backed by the U.S. government or its agencies.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of March 31, 2022 and December 31, 2021 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
March 31, 2022
Commercial, financial, leasing, etc.	$23,140,917	$70,716	$9,238	$275,146	$23,496,017
Real estate:
Commercial	24,237,034	250,362	76,413	1,157,686	25,721,495
Residential builder and developer	1,381,331	840	—	2,916	1,385,087
Other commercial construction	7,283,522	112,599	—	50,855	7,446,976
Residential	13,126,694	249,731	687,397	341,671	14,405,493
Residential — limited documentation	1,050,328	16,546	—	123,512	1,190,386
Consumer:
Home equity lines and loans	3,407,958	16,939	—	71,489	3,496,386
Recreational finance	8,156,368	33,093	—	31,546	8,221,007
Automobile	4,688,513	31,707	—	35,350	4,755,570
Other	1,631,907	10,305	3,703	44,060	1,689,975
Total	$88,104,572	$792,838	$776,751	$2,134,231	$91,808,392

December 31, 2021
Commercial, financial, leasing, etc.	$23,101,810	$142,208	$8,284	$221,022	$23,473,324
Real estate:
Commercial	24,712,643	319,099	31,733	1,069,280	26,132,755
Residential builder and developer	1,400,437	2,904	—	3,005	1,406,346
Other commercial construction	7,722,049	17,175	—	111,405	7,850,629
Residential	13,294,872	239,561	920,080	355,858	14,810,371
Residential — limited documentation	1,124,520	16,666	—	122,888	1,264,074
Consumer:
Home equity lines and loans	3,476,617	15,486	—	70,488	3,562,591
Recreational finance	7,985,173	40,544	—	27,811	8,053,528
Automobile	4,604,772	40,064	—	34,037	4,678,873
Other	1,620,147	12,223	3,302	44,289	1,679,961
Total	$89,043,040	$845,930	$963,399	$2,060,083	$92,912,452

At March 31, 2022 and December 31, 2021, the Company had $445 million and $1.2 billion, respectively, of outstanding loan balances, consisting predominantly of residential real estate loans, for which COVID-19 related payment deferrals were granted. Those loans met the criteria described in note 1 of Notes to Financial Statements in the 2021 Annual Report and, accordingly, are not considered past due or otherwise in default of loan terms as of the date presented. Included in those loan balances were $323 million and $974 million of government-guaranteed loans at March 31, 2022 and December 31, 2021, respectively. Payment deferrals are generally scheduled to expire in 2022 and/or are in the process of formal modification of repayment terms for previously deferred payments.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $238 million and $474 million at March 31, 2022 and December 31, 2021, respectively. Commercial real estate loans held for sale were $216 million at March 31, 2022 and $425 million at December 31, 2021.

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

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. Factors considered in assigning loan grades include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information. The Company’s policy is that at least annually, updated financial information be obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s centralized credit risk department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied at March 31, 2022 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$1,055,017	4,113,672	1,587,360	1,244,516	804,066	1,672,521	11,620,841	21,332	$22,119,325
Criticized accrual	2,158	160,026	85,975	112,346	54,793	239,338	431,138	15,772	1,101,546
Criticized nonaccrual	230	32,442	23,377	16,306	25,381	62,888	108,064	6,458	275,146
Total commercial, financial, leasing, etc.	$1,057,405	4,306,140	1,696,712	1,373,168	884,240	1,974,747	12,160,043	43,562	$23,496,017

Real estate:
Commercial:
Loan grades:
Pass	$841,183	2,820,491	2,575,823	3,515,526	2,680,777	6,945,820	802,747	—	$20,182,367
Criticized accrual	—	303,277	435,302	760,867	1,020,066	1,824,893	37,037	—	4,381,442
Criticized nonaccrual	—	11,335	170,600	193,832	118,467	631,956	31,496	—	1,157,686
Total commercial real estate	$841,183	3,135,103	3,181,725	4,470,225	3,819,310	9,402,669	871,280	—	$25,721,495

Residential builder and developer:
Loan grades:
Pass	$148,495	693,998	72,171	65,188	48,524	13,301	203,455	—	$1,245,132
Criticized accrual	—	3,848	6,430	109,729	13,360	63	3,609	—	137,039
Criticized nonaccrual	—	—	—	2,909	—	7	—	—	2,916
Total residential builder and developer	$148,495	697,846	78,601	177,826	61,884	13,371	207,064	—	$1,385,087

Other commercial construction:
Loan grades:
Pass	$51,528	1,105,470	1,763,832	1,898,002	573,711	347,883	30,026	—	$5,770,452
Criticized accrual	321	32,357	77,290	673,544	517,987	322,078	2,092	—	1,625,669
Criticized nonaccrual	—	—	106	10,634	3,392	32,254	4,469	—	50,855
Total other commercial construction	$51,849	1,137,827	1,841,228	2,582,180	1,095,090	702,215	36,587	—	$7,446,976

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at March 31, 2022 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$1,166,092	2,822,922	1,657,789	992,754	403,896	6,044,813	38,428	—	$13,126,694
30-89 days past due	3,136	19,193	10,756	5,952	6,882	201,254	2,558	—	249,731
Accruing loans past due 90 days or more	—	28,249	60,476	25,426	28,236	545,010	—	—	687,397
Nonaccrual	—	5,764	14,866	9,950	3,347	307,228	516	—	341,671
Total residential	$1,169,228	2,876,128	1,743,887	1,034,082	442,361	7,098,305	41,502	—	$14,405,493

Residential - limited documentation:
Current	$—	—	—	—	—	1,050,328	—	—	$1,050,328
30-89 days past due	—	—	—	—	—	16,546	—	—	16,546
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	123,512	—	—	123,512
Total residential - limited documentation	$—	—	—	—	—	1,190,386	—	—	$1,190,386

Consumer:
Home equity lines and loans:
Current	$70	382	762	2,648	1,480	36,016	2,249,108	1,117,492	$3,407,958
30-89 days past due	—	—	—	—	—	935	574	15,430	16,939
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	15	—	—	—	5,445	4,772	61,257	71,489
Total home equity lines and loans	$70	397	762	2,648	1,480	42,396	2,254,454	1,194,179	$3,496,386

Recreational finance:
Current	$703,845	2,719,675	1,938,655	1,175,424	602,683	1,016,086	—	—	$8,156,368
30-89 days past due	88	5,701	7,647	6,930	4,076	8,651	—	—	33,093
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	2,664	6,270	5,907	5,017	11,688	—	—	31,546
Total recreational finance	$703,933	2,728,040	1,952,572	1,188,261	611,776	1,036,425	—	—	$8,221,007

Automobile:
Current	$567,597	2,052,558	981,264	575,505	289,345	222,244	—	—	$4,688,513
30-89 days past due	288	7,968	5,104	6,824	5,022	6,501	—	—	31,707
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3,756	5,904	8,199	7,171	10,320	—	—	35,350
Total automobile	$567,885	2,064,282	992,272	590,528	301,538	239,065	—	—	$4,755,570

Other:
Current	$56,511	222,946	85,462	61,479	19,075	26,925	1,158,065	1,444	$1,631,907
30-89 days past due	2,187	907	369	489	166	5,814	—	373	10,305
Accruing loans past due 90 days or more	—	—	—	—	—	3,703	—	—	3,703
Nonaccrual	1,538	883	203	370	144	266	40,552	104	44,060
Total other	$60,236	224,736	86,034	62,338	19,385	36,708	1,198,617	1,921	$1,689,975

Total loans and leases at March 31, 2022	$4,600,284	17,170,499	11,573,793	11,481,256	7,237,064	21,736,287	16,769,547	1,239,662	$91,808,392

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied at December 31, 2021 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$4,798,052	1,916,072	1,476,786	951,881	500,615	1,398,775	10,993,461	18,699	$22,054,341
Criticized accrual	196,680	98,595	107,010	73,126	36,232	185,935	484,755	15,628	1,197,961
Criticized nonaccrual	19,462	23,229	17,114	39,908	20,927	33,698	60,175	6,509	221,022
Total commercial, financial, leasing, etc.	$5,014,194	2,037,896	1,600,910	1,064,915	557,774	1,618,408	11,538,391	40,836	$23,473,324

Real estate:
Commercial:
Loan grades:
Pass	$3,413,587	2,662,999	3,682,178	2,648,388	2,076,155	5,232,790	728,948	—	$20,445,045
Criticized accrual	133,133	480,146	685,701	1,068,552	468,530	1,743,798	38,570	—	4,618,430
Criticized nonaccrual	21,587	133,560	195,084	83,857	76,628	520,473	38,091	—	1,069,280
Total commercial real estate	$3,568,307	3,276,705	4,562,963	3,800,797	2,621,313	7,497,061	805,609	—	$26,132,755

Residential builder and developer:
Loan grades:
Pass	$786,983	106,510	75,287	47,587	4,680	12,450	230,017	—	$1,263,514
Criticized accrual	2,055	5,356	117,258	13,637	630	—	891	—	139,827
Criticized nonaccrual	—	—	2,910	—	—	95	—	—	3,005
Total residential builder and developer	$789,038	111,866	195,455	61,224	5,310	12,545	230,908	—	$1,406,346

Other commercial construction:
Loan grades:
Pass	$957,947	1,781,603	2,022,276	832,547	152,669	273,556	38,781	—	$6,059,379
Criticized accrual	24,103	54,191	675,226	583,428	228,739	114,158	—	—	1,679,845
Criticized nonaccrual	—	—	71,613	3,303	12,263	19,970	4,256	—	111,405
Total other commercial construction	$982,050	1,835,794	2,769,115	1,419,278	393,671	407,684	43,037	—	$7,850,629

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Changes in the allowance for credit losses for the three months ended March 31, 2022 and 2021 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2022
Beginning balance	$283,899	557,239	71,726	556,362	$1,469,226
Provision for credit losses	28,725	(30,938)	1,720	10,493	10,000
Net charge-offs
Charge-offs	(19,234)	(1,800)	(3,972)	(26,032)	(51,038)
Recoveries	13,665	14,943	3,107	12,456	44,171
Net (charge-offs) recoveries	(5,569)	13,143	(865)	(13,576)	(6,867)
Ending balance	$307,055	539,444	72,581	553,279	$1,472,359

Three Months Ended March 31, 2021
Beginning balance	$405,846	670,719	103,590	556,232	$1,736,387
Provision for credit losses	(72,418)	99,471	(13,435)	(38,618)	(25,000)
Net charge-offs
Charge-offs	(26,945)	(60,652)	(2,399)	(32,929)	(122,925)
Recoveries	22,511	6,560	2,033	16,640	47,744
Net charge-offs	(4,434)	(54,092)	(366)	(16,289)	(75,181)
Ending balance	$328,994	716,098	89,789	501,325	$1,636,206

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both March 31, 2022 and December 31, 2021, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

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

Changes in the amount of the allowance for credit losses reflect the outcome of the procedures described herein, including the impact of changes in macroeconomic forecasts as compared with previous forecasts, as well as the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process.

The Company’s reserve for off-balance sheet credit exposures was not material at March 31, 2022 and December 31, 2021.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month periods ended March 31, 2022 and 2021 follows.

	March 31, 2022			January 1, 2022	Three Months Ended March 31, 2022
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$171,322	$103,824	$275,146	$221,022	$13,594
Real estate:
Commercial	222,771	934,915	1,157,686	1,069,280	6,131
Residential builder and developer	524	2,392	2,916	3,005	1,428
Other commercial construction	29,914	20,941	50,855	111,405	626
Residential	191,495	150,176	341,671	355,858	6,541
Residential — limited documentation	80,590	42,922	123,512	122,888	196
Consumer:
Home equity lines and loans	32,783	38,706	71,489	70,488	809
Recreational finance	24,350	7,196	31,546	27,811	161
Automobile	30,129	5,221	35,350	34,037	38
Other	43,964	96	44,060	44,289	92
Total	$827,842	$1,306,389	$2,134,231	$2,060,083	$29,616

	March 31, 2021			January 1, 2021	Three Months Ended March 31, 2021
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$211,894	$83,175	$295,069	$306,827	$3,085
Real estate:
Commercial	337,036	487,043	824,079	775,894	1,658
Residential builder and developer	1,224	—	1,224	1,094	33
Other commercial construction	24,186	102,039	126,225	114,039	41
Residential	186,374	199,134	385,508	365,729	4,498
Residential — limited documentation	84,342	58,727	143,069	147,170	79
Consumer:
Home equity lines and loans	44,548	34,640	79,188	79,392	952
Recreational finance	19,657	7,561	27,218	25,519	155
Automobile	33,270	4,949	38,219	39,404	49
Other	2,864	34,443	37,307	38,231	180
Total	$945,395	$1,011,711	$1,957,106	$1,893,299	$10,730

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

The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month periods ended March 31, 2022 and 2021:

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended March 31, 2022	(Dollars in thousands)

Commercial, financial, leasing, etc.	37	$10,003	$6,920	$—	$54	$2,780	$9,754
Real estate:
Commercial	17	7,582	4,376	—	2,101	855	7,332
Residential	97	24,051	15,443	—	—	9,961	25,404
Residential — limited documentation	5	1,076	894	—	—	193	1,087
Consumer:
Home equity lines and loans	35	2,150	1,988	—	—	172	2,160
Recreational finance	177	5,997	5,990	—	—	—	5,990
Automobile	534	10,263	10,233	—	—	—	10,233
Other	33	334	334	—	—	—	334
Total	935	$61,456	$46,178	$—	$2,155	$13,961	$62,294

Three Months Ended March 31, 2021

Commercial, financial, leasing, etc.	93	$53,733	$24,653	$—	$—	$28,504	$53,157
Real estate:
Commercial	33	26,870	11,160	—	2,214	12,422	25,796
Residential	123	39,583	38,557	—	—	1,117	39,674
Residential — limited documentation	10	1,116	1,059	—	—	—	1,059
Consumer:
Home equity lines and loans	26	1,715	1,486	—	—	174	1,660
Recreational finance	72	2,212	2,212	—	—	—	2,212
Automobile	276	4,969	4,955	—	—	14	4,969
Other	222	1,434	1,434	—	—	—	1,434
Total	855	$131,632	$85,516	$—	$2,214	$42,231	$129,961

(a)

Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended March 31, 2022 and 2021 and for which there was a subsequent payment default during the three-month periods ended March 31, 2022 and 2021, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $24 million at each of March 31, 2022 and December 31, 2021. There were $186 million and $151 million at March 31, 2022 and December 31, 2021, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at March 31, 2022, approximately 50% were government guaranteed.

5. Borrowings

M&T had $533 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at March 31, 2022 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities"). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Revenue from contracts with customers

The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At March 31, 2022 and December 31, 2021, the Company had $67 million and $68 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At each of March 31, 2022 and December 31, 2021, the Company had deferred revenue of $45 million related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month periods ended March 31, 2022 and 2021 that are subject to the revenue recognition accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended March 31, 2022	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$14,681	25,571	3,478	—	—	56,347	1,430	$101,507
Trust income	—	—	—	—	—	—	169,213	169,213
Brokerage services income	—	—	—	—	—	—	20,190	20,190
Other revenues from operations:
Merchant discount and credit card fees	12,805	13,459	874	—	—	4,510	107	31,755
Other	—	1,903	2,464	693	1,729	5,099	12,891	24,779
	$27,486	40,933	6,816	693	1,729	65,956	203,831	$347,444
Three Months Ended March 31, 2021

Classification in consolidated statement of income
Service charges on deposit accounts	$12,497	24,295	2,893	—	—	51,452	1,640	$92,777
Trust income	—	—	—	—	—	—	156,022	156,022
Brokerage services income	—	—	—	—	—	—	13,113	13,113
Other revenues from operations:
Merchant discount and credit card fees	9,481	10,407	445	—	—	3,921	109	24,363
Other	—	958	1,091	384	1,722	5,807	12,948	22,910
	$21,978	35,660	4,429	384	1,722	61,180	183,832	$309,185

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31
	2022	2021	2022	2021
	(In thousands)

Service cost	$4,271	$5,023	$232	$248
Interest cost on projected benefit obligation	16,267	15,434	355	327
Expected return on plan assets	(37,150)	(35,950)	—	—
Amortization of prior service cost (credit)	125	125	(1,075)	(1,175)
Amortization of net actuarial loss (gain)	4,625	22,150	(325)	(300)
Net periodic cost (benefit)	$(11,862)	$6,782	$(813)	$(900)

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $31 million and $33 million for the three months ended March 31, 2022 and 2021, respectively, and are included in salaries and employee benefits expense.

Prior to 2022, net actuarial losses were generally amortized over the average remaining service periods of active participants in the Company’s defined benefit pension plan. If substantially all of the plan’s participants are inactive, GAAP provides for the average remaining life expectancy of the participants to be used instead of average remaining service period in determining such amortization. Substantially all of the participants in the Company’s defined benefit pension plan were inactive and beginning in 2022 the average remaining life expectancy is now utilized prospectively to amortize the net unrecognized losses. The change increased the amortization period by approximately sixteen years and reduced the amount of quarterly amortization of unrecognized losses recorded in 2022 from what would have been recorded without such change in amortization period by $9 million.

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended March 31
	2022	2021
	(In thousands, except per share)

Income available to common shareholders:
Net income	$362,174	$447,249
Less: Preferred stock dividends	(21,765)	(17,050)
Net income available to common equity	340,409	430,199
Less: Income attributable to unvested stock-based compensation awards	(820)	(2,108)
Net income available to common shareholders	$339,589	$428,091
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	129,274	129,414
Less: Unvested stock-based compensation awards	(329)	(877)
Weighted-average shares outstanding	128,945	128,537

Basic earnings per common share	$2.63	$3.33

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

The computations of diluted earnings per common share follow:

	Three Months Ended March 31
	2022	2021
	(In thousands, except per share)

Net income available to common equity	$340,409	$430,199
Less: Income attributable to unvested stock-based compensation awards	(819)	(2,106)
Net income available to common shareholders	$339,590	$428,093
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	129,274	129,414
Less: Unvested stock-based compensation awards	(329)	(877)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	471	132
Adjusted weighted-average shares outstanding	129,416	128,669

Diluted earnings per common share	$2.62	$3.33

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

Stock-based compensation awards to purchase common stock of M&T representing 114,226 and 462,342 common shares during the three-month periods ended March 31, 2022 and 2021, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2022	$104,691	(360,276)	83,531	$(172,054)		44,476	$(127,578)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(184,955)	—	—	(184,955)		47,758	(137,197)
Foreign currency translation adjustment	—	—	(2,123)	(2,123)		475	(1,648)
Unrealized losses on cash flow hedges	—	—	(115,724)	(115,724)		29,885	(85,839)

Total other comprehensive income (loss) before reclassifications	(184,955)	—	(117,847)	(302,802)		78,118	(224,684)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	1,119	—	—	1,119	(a)	(289)	830
Gains realized in net income	—	—	—	—	(b)	—	—
Accretion of net gain on terminated cash flow hedges	—	—	(30)	(30)	(c)	9	(21)
Net yield adjustment from cash flow hedges currently in effect	—	—	(38,019)	(38,019)	(a)	9,818	(28,201)
Amortization of prior service credit	—	(950)	—	(950)	(d)	305	(645)
Amortization of actuarial losses	—	4,300	—	4,300	(d)	(1,386)	2,914
Total other comprehensive income (loss)	(183,836)	3,350	(155,896)	(336,382)		86,575	(249,807)
Balance — March 31, 2022	$(79,145)	(356,926)	(72,365)	$(508,436)		131,051	$(377,385)

Balance — January 1, 2021	$195,386	(650,087)	369,558	$(85,143)		22,111	$(63,032)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(32,025)	—	—	(32,025)		8,907	(23,118)
Foreign currency translation adjustment	—	—	684	684		(136)	548
Unrealized losses on cash flow hedges	—	—	(9,498)	(9,498)		2,571	(6,927)
Total other comprehensive income (loss) before reclassifications	(32,025)	—	(8,814)	(40,839)		11,342	(29,497)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	990	—	—	990	(a)	(276)	714
Gains realized in net income	(3)	—	—	(3)	(b)	1	(2)
Accretion of net gain on terminated cash flow hedges	—	—	(30)	(30)	(c)	9	(21)
Net yield adjustment from cash flow hedges currently in effect	—	—	(82,044)	(82,044)	(a)	22,215	(59,829)
Amortization of prior service credit	—	(1,050)	—	(1,050)	(d)	384	(666)
Amortization of actuarial losses	—	21,850	—	21,850	(d)	(7,995)	13,855
Total other comprehensive income (loss)	(31,038)	20,800	(90,888)	(101,126)		25,680	(75,446)
Balance — March 31, 2021	$164,348	(629,287)	278,670	$(186,269)		47,791	$(138,478)

(a)	Included in interest income.
(b)	Included in gain (loss) on bank investment securities.
(c)	Included in interest expense.
(d)	Included in other costs of operations.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income, continued

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined
	Investment	Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2021	$77,625	$(267,145)	$61,942	$(127,578)
Net gain (loss) during period	(136,367)	2,269	(115,709)	(249,807)
Balance — March 31, 2022	$(58,742)	$(264,876)	$(53,767)	$(377,385)

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of March 31, 2022.

The net effect of interest rate swap agreements was to increase net interest income by $47 million and $91 million during the three-month periods ended March 31, 2022 and 2021, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
March 31, 2022
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	2.1	2.86%	1.09%	$1,022
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	19,000,000	0.9	1.31%	0.35%	2,819
Total	$20,650,000	1.0			$3,841
December 31, 2021
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	2.3	2.86%	0.74%	$41
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	21,700,000	0.6	1.24%	0.09%	(248)
Total	$23,350,000	0.7			$(207)

(a)

Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $782,000 at March 31, 2022 and a net settlement of gains of $43.5 million at December 31, 2021. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $68.7 million at March 31, 2022 and net settlement of gains of $88.2 million at December 31, 2021.

(b)	Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)	Includes notional amount and terms of $5.7 billion of forward-starting interest rate swap agreements that become effective in 2022 - 2023.
(d)	Includes notional amount and terms of $8.4 billion of forward-starting interest rate swap agreements that become effective in 2022.

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

Derivative financial instruments used for trading account purposes included interest rate contracts, foreign exchange and other option contracts, foreign exchange forward and spot contracts, and financial futures. Interest rate contracts entered into for trading account purposes had notional values of $31.8 billion and $32.6 billion at March 31, 2022 and December 31, 2021, respectively. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes aggregated $1.3 billion and $1.1 billion at March 31, 2022 and December 31, 2021, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
	(In thousands)
Derivatives designated and qualifying as hedging instruments
Interest rate swap agreements (a)	$4,298	$258	$457	$465
Commitments to sell real estate loans (a)	10,002	4,044	74	548
	14,300	4,302	531	1,013
Derivatives not designated and qualifying as hedging instruments
Mortgage-related commitments to originate real estate loans for sale (a)	1,319	11,728	16,747	5,288
Commitments to sell real estate loans (a)	26,680	8,137	799	4,108
Trading:
Interest rate contracts (b)	141,066	410,056	292,873	76,278
Foreign exchange and other option and futures contracts (b)	9,637	8,230	9,633	7,156
	178,702	438,151	320,052	92,830
Total derivatives	$193,002	$442,453	$320,583	$93,843

(a)	Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)

Asset derivatives are reported in trading account assets and liability derivatives are reported in other liabilities. The impact of variation margin payments at March 31, 2022 and December 31, 2021 was a reduction of the estimated fair value of interest rate contracts in the trading account in an asset position of $277.6 million and $54.4 million, respectively, and in a liability position of $45.9 million and $305.1 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(43,273)	42,998	$(32,658)	31,898
Derivatives not designated as hedging instruments
Trading:
Interest rate contracts (b)	$106		$(3,234)
Foreign exchange and other option and futures contracts (b)	1,746		1,608
Total	$1,852		$(1,626)

(a)	Reported as an adjustment to interest expense.
(b)	Reported as trading account and foreign exchange gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$1,650,130	$1,692,943	$612	$43,610

The amount of interest income recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was $38 million and $82 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 the unrealized net loss recognized in other comprehensive income related to cash flow hedges was $66 million, of which gains of $5 million and losses of $35 million and $36 million related to interest rate swap agreements maturing in 2022, 2023, and 2025, respectively.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $13 million and $24 million at March 31, 2022 and December 31, 2021, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties which are subject to master netting arrangements was $1 million and $35 million at March 31, 2022 and December 31, 2021, respectively. The Company was required to post collateral relating to those positions of $1 million and $33 million at March 31, 2022 and December 31, 2021, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2022 was not material.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties which are subject to enforceable master netting arrangements was $83 million at March 31, 2022 and $7 million at December 31, 2021. Counterparties posted collateral relating to those positions of $84 million at March 31, 2022 and $6 million at December 31, 2021. Trading account interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $133 million and $132 million at March 31, 2022 and December 31, 2021, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

11. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2022 and December 31, 2021, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately of $3.2 billion at March 31, 2022 and $3.0 billion at December 31, 2021. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $906 million, including $343 million of unfunded commitments, at March 31, 2022 and $933 million, including $361 million of unfunded commitments, at December 31, 2021. Contingent commitments to provide additional capital contributions to these partnerships were not material at March 31, 2022. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of March 31, 2022 was $1.2 billion, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $20 million and $19 million of its investments in qualified affordable housing projects to income tax expense during the three-month periods ended March 31, 2022 and 2021, respectively, and recognized $23 million and $21 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2022.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2022 and December 31, 2021 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2022
Trading account assets	$197,558	$46,655	$150,903	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	2,789,717	—	2,789,717	—
Mortgage-backed securities:
Government issued or guaranteed	2,795,177	—	2,795,177	—
Other debt securities	120,305	—	120,305	—
	5,705,199	—	5,705,199	—
Equity securities	81,165	72,166	8,999	—
Real estate loans held for sale	454,003	—	454,003	—
Other assets (a)	42,299	—	40,980	1,319
Total assets	$6,480,224	$118,821	$6,360,084	$1,319
Trading account liabilities	$302,506	$—	$302,506	$—
Other liabilities (a)	18,077	—	1,330	16,747
Total liabilities	$320,583	$—	$303,836	$16,747

December 31, 2021
Trading account assets	$468,031	$49,545	$418,486	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	678,690	—	678,690	—
Mortgage-backed securities:
Government issued or guaranteed	3,155,312	—	3,155,312	—
Other debt securities	121,802	—	121,802	—
	3,955,804	—	3,955,804	—
Equity securities	77,640	68,850	8,790	—
Real estate loans held for sale	899,282	—	899,282	—
Other assets (a)	24,167	—	12,439	11,728
Total assets	$5,424,924	$118,395	$5,294,801	$11,728
Trading account liabilities	$83,434	$—	$83,434	$—
Other liabilities (a)	10,409	—	5,121	5,288
Total liabilities	$93,843	$—	$88,555	$5,288

(a)

Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2022 and 2021 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2022	(In thousands)

Balance — January 1, 2022	$—	$6,440
Total gains realized/unrealized:
Included in earnings	—	(18,700)	(a)
Transfers out of Level 3	—	(3,168)	(b)
Balance — March 31, 2022	$—	(15,428)
Changes in unrealized gains included in earnings related to assets still held at March 31, 2022	$—	$(13,219)	(a)

2021

Balance — January 1, 2021	$16	$43,234
Total gains realized/unrealized:
Included in earnings	—	6,025	(a)
Transfers out of Level 3	—	(35,502)	(b)
Balance — March 31, 2021	$16	13,757
Changes in unrealized gains included in earnings related to assets still held at March 31, 2021	$—	$5,300	(a)

(a)	Reported as mortgage banking revenues in the consolidated statement of income and includes the fair value of commitment issuances and expirations.
(b)	Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were in the range of 15% to 90% with a weighted-average of 36% at

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

March 31, 2022. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at March 31, 2022 was 67%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $392 million at March 31, 2022 ($260 million and $132 million of which were classified as Level 2 and Level 3, respectively), $574 million at December 31, 2021 ($340 million and $234 million of which were classified as Level 2 and Level 3, respectively) and $658 million at March 31, 2021 ($357 million and $301 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2022 and 2021 were decreases of $46 million and $66 million for the three-month periods ended March 31, 2022 and 2021.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken into foreclosure of defaulted loans subject to nonrecurring fair value measurement were $9 million at March 31, 2021. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2022 and 2021.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $133 million and $138 million at March 31, 2022 and December 31, 2021, respectively, required a valuation allowance of $21 million and $24 million, respectively. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 12.42% and 14.64% at March 31, 2022 and December 31, 2021, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. There was a recovery of previously recognized impairment charges for capitalized servicing rights of $9 million during the three months ended March 31, 2021. The $3 million reduction during the three months ended March 31, 2022 reflects increased amortization recognized by the Company during that period.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at March 31, 2022 and December 31, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
March 31, 2022
Recurring fair value measurements
Net other assets (liabilities) (a)	(15,428)	Discounted cash flow	Commitment expirations	0% - 96% (8%)

December 31, 2021
Recurring fair value measurements
Net other assets (liabilities) (a)	6,440	Discounted cash flow	Commitment expirations	0% - 80% (10%)

(a)	Other Level 3 assets (liabilities) consist of commitments to originate real estate loans.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following table:

	March 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,411,460	1,411,460	1,292,609	118,851	—
Interest-bearing deposits at banks	36,025,382	36,025,382	—	36,025,382	—
Trading account assets	197,558	197,558	46,655	150,903	—
Investment securities	9,356,832	9,218,915	72,166	9,090,244	56,505
Loans and leases:
Commercial loans and leases	23,496,017	23,231,047	—	—	23,231,047
Commercial real estate loans	34,553,558	33,804,132	—	215,764	33,588,368
Residential real estate loans	15,595,879	15,118,857	—	4,674,686	10,444,171
Consumer loans	18,162,938	18,307,086	—	—	18,307,086
Allowance for credit losses	(1,472,359)	—	—	—	—
Loans and leases, net	90,336,033	90,461,122	—	4,890,450	85,570,672
Accrued interest receivable	301,864	301,864	—	301,864	—
Financial liabilities:
Noninterest-bearing deposits	$(58,520,366)	(58,520,366)	—	(58,520,366)	—
Savings and interest-checking deposits	(65,273,150)	(65,273,150)	—	(65,273,150)	—
Time deposits	(2,525,197)	(2,526,204)	—	(2,526,204)	—
Short-term borrowings	(50,307)	(50,307)	—	(50,307)	—
Long-term borrowings	(3,443,587)	(3,464,637)	—	(3,464,637)	—
Accrued interest payable	(23,316)	(23,316)	—	(23,316)	—
Trading account liabilities	(302,506)	(302,506)	—	(302,506)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(15,428)	(15,428)	—	—	(15,428)
Commitments to sell real estate loans	35,809	35,809	—	35,809	—
Other credit-related commitments	(118,390)	(118,390)	—	—	(118,390)
Interest rate swap agreements used for interest rate risk management	3,841	3,841	—	3,841	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,337,577	1,337,577	1,205,269	132,308	—
Interest-bearing deposits at banks	41,872,304	41,872,304	—	41,872,304	—
Trading account assets	468,031	468,031	49,545	418,486	—
Investment securities	7,155,860	7,192,476	68,850	7,066,293	57,333
Loans and leases:
Commercial loans and leases	23,473,324	23,285,224	—	—	23,285,224
Commercial real estate loans	35,389,730	34,730,191	—	425,010	34,305,181
Residential real estate loans	16,074,445	16,160,799	—	4,524,018	11,636,781
Consumer loans	17,974,953	18,121,363	—	—	18,121,363
Allowance for credit losses	(1,469,226)	—	—	—	—
Loans and leases, net	91,443,226	92,297,577	—	4,949,028	87,348,549
Accrued interest receivable	335,162	335,162	—	335,162	—
Financial liabilities:
Noninterest-bearing deposits	$(60,131,480)	(60,131,480)	—	(60,131,480)	—
Savings and interest-checking deposits	(68,603,966)	(68,603,966)	—	(68,603,966)	—
Time deposits	(2,807,963)	(2,810,143)	—	(2,810,143)	—
Short-term borrowings	(47,046)	(47,046)	—	(47,046)	—
Long-term borrowings	(3,485,369)	(3,562,223)	—	(3,562,223)	—
Accrued interest payable	(40,866)	(40,866)	—	(40,866)	—
Trading account liabilities	(83,434)	(83,434)	—	(83,434)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$6,440	6,440	—	—	6,440
Commitments to sell real estate loans	7,525	7,525	—	7,525	—
Other credit-related commitments	(123,032)	(123,032)	—	—	(123,032)
Interest rate swap agreements used for interest rate risk management	(207)	(207)	—	(207)	—

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

	March 31,	December 31,
	2022	2021
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$5,713,950	$5,693,045
Commercial real estate loans to be sold	321,654	324,943
Other commercial real estate	4,523,995	4,998,631
Residential real estate loans to be sold	146,491	233,257
Other residential real estate	982,216	924,211
Commercial and other	21,884,664	22,145,057
Standby letters of credit	2,177,405	2,151,595
Commercial letters of credit	53,732	31,981
Financial guarantees and indemnification contracts	4,453,722	4,211,797
Commitments to sell real estate loans	862,061	1,367,523

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $11.0 billion and $10.8 billion at March 31, 2022 and December 31, 2021, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.0 billion at each of March 31, 2022 and December 31, 2021. There have been no material losses incurred as a result of those credit recourse arrangements.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2022, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of March 31, 2022. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 23 of Notes to Financial Statements in the 2021 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company's segments is presented in the following table:

	Three Months Ended March 31
	2022			2021
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$141,346	$671	$41,111	$155,903	$669	$46,271
Commercial Banking	289,372	863	144,608	285,912	809	122,638
Commercial Real Estate	202,087	179	97,610	200,843	222	71,272
Discretionary Portfolio	64,727	(27,805)	35,385	134,544	(10,027)	90,546
Residential Mortgage Banking	137,444	37,464	28,964	153,760	22,183	49,611
Retail Banking	355,148	(3)	84,164	346,917	272	85,358
All Other	254,937	(11,369)	(69,668)	209,114	(14,128)	(18,447)
Total	$1,445,061	$—	$362,174	$1,486,993	$—	$447,249

	Average Total Assets
	Three Months Ended March 31		Year Ended December 31
	2022	2021	2021
	(In millions)

Business Banking	$6,568	$8,622	$8,007
Commercial Banking	27,620	30,395	28,559
Commercial Real Estate	22,648	26,097	25,628
Discretionary Portfolio	22,899	23,650	22,262
Residential Mortgage Banking	6,250	6,506	6,463
Retail Banking	18,610	17,216	17,897
All Other	47,053	35,671	43,853
Total	$151,648	$148,157	$152,669

(a)

Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $3,234,000 and $3,733,000 for the three-month periods ended March 31, 2022 and 2021, respectively, and is eliminated in "All Other" total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at March 31, 2022 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations. That income totaled $30 million for the three-month period ended March 31, 2022. There was no similar cash distribution during the three-month period ended March 31, 2021.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.6 billion at each of March 31, 2022 and December 31, 2021. Revenues from those servicing rights were $2 million for each of the three-month periods ended March 31, 2022 and 2021. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $76.6 billion and $74.7 billion at March 31, 2022 and December 31, 2021, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $42 million and $34 million for the three-month periods ended March 31, 2022 and 2021, respectively. In addition, the Company held $58 million and $62 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2022 and December 31, 2021, respectively, that were securitized by Bayview Financial. At March 31, 2022, the Company held $167 million of Bayview Financial’s $1.1 billion syndicated loan facility.

16. Recent accounting developments

The following table provides a description of accounting standards that were adopted by the Company in 2022 as well as standards that are not effective that could have an impact to M&T’s consolidated financial statements upon adoption.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2022
Changes to Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

The amendments reduce the number of accounting models for convertible debt instruments and convertible preferred stock. The amendments also reduce form-over-substance-based guidance for the derivatives scope exception for contracts in an entity’s own equity.

		January 1, 2022	At January 1, 2022 the Company did not have the types of instruments affected by the amended guidance and, therefore, the adoption had no impact on its consolidated financial statements.
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

The amendments clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange.

		January 1, 2022	At January 1, 2022 the Company did not have the types of instruments affected by the amended guidance and, therefore, the adoption had no impact on its consolidated financial statements.
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
Standards Not Yet Adopted as of March 31, 2022
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in a Business Combination

The amendments require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with specified revenue recognition guidance. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts and may assess how the acquiree applied the revenue guidance to determine what to record for such contracts. The guidance is generally expected to result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements.

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

Fair Value Hedging of Multiple Hedge Layers under Portfolio Layer Method

The amendments allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. If multiple hedged layers are designated, the amendments require an analysis to be performed to support the expectation that the aggregate amount of the hedged layers is anticipated to be outstanding for the designated hedge periods. Only closed portfolios may be hedged under the portfolio layer method (that is, no assets can be added to the closed portfolio once established), however designating new hedging relationships and dedesignating existing hedging relationships associated with the closed portfolio any time after the closed portfolio is established is permitted.

January 1, 2023 Early adoption permitted

The amendments should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date.

The Company does not expect the guidance will have a material impact on its consolidated financial statements.

Accounting for Troubled Debt Restructurings (TDRs) and Expansion of Vintage Disclosures Applicable to Credit Losses

The amendments (1) eliminate the accounting guidance for TDRs and require enhanced disclosure for certain loan refinancings by creditors when a borrower is experiencing financial difficulty and (2) require disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within credit loss disclosures.

January 1, 2023 Early adoption permitted

The amendments should be applied prospectively, except for the amendments related to the recognition and measurement of TDRs for which an option is permitted to apply a modified retrospective transition method.

Under the amended guidance the Company will no longer be required to identify TDRs and apply specialized accounting to such loans. The Company does not expect the guidance will have a material impact on its consolidated financial statements outside of the modified disclosure requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the first quarter of 2022 was $362 million, compared with $447 million in the corresponding quarter of 2021 and $458 million in the fourth quarter of 2021. Diluted and basic earnings per common share were $2.62 and $2.63 in the recent quarter, respectively, and each were $3.33 in the first quarter of 2021 and $3.37 in the fourth quarter of 2021. The after-tax impact of merger-related expenses was $13 million ($17 million pre-tax), or $.10 of basic and diluted earnings per common share in the recent quarter, $8 million ($10 million pre-tax) or $.06 of basic and diluted earnings per common share in the first quarter of 2021 and $16 million ($21 million pre-tax) or $.12 of basic and diluted earnings per common share in the fourth quarter of 2021. Such expenses were associated with M&T’s acquisition of People’s United Financial, Inc. (“People’s United”), headquartered in Bridgeport, Connecticut, and consisted predominantly of professional services, including legal expenses and technology-related and other activities to prepare for planned integration efforts associated with the merger.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in 2022’s first quarter was .97%, compared with 1.22% in the year-earlier quarter and 1.15% in the fourth quarter of 2021. The annualized rate of return on average common shareholders’ equity was 8.55% in the recent quarter, 11.57% in the first quarter of 2021 and 10.91% in the fourth 2021 quarter.

On March 4, 2022, M&T received Federal Reserve approval to acquire People’s United and on April 1, 2022 closed the acquisition. Pursuant to the terms of the merger agreement, People’s United shareholders received consideration valued at .118 of an M&T common share in exchange for each common share of People’s United. Additionally, People’s United outstanding preferred stock was converted into shares of Series H preferred stock of M&T. The purchase price totaled approximately $8.4 billion (with the price based on M&T’s closing price of $164.66 per share as of April 1, 2022). Excluding the impact of acquisition accounting adjustments, as of March 31, 2022 People’s United reported approximately $63.0 billion of assets, including $36.3 billion of loans and $11.6 billion of investment securities, approximately $55.5 billion of liabilities, including $53.0 billion of deposits, and approximately $7.5 billion of stockholders’ equity, including $244 million of preferred stock. M&T anticipates completing preliminary acquisition accounting adjustments during the second quarter of 2022 and transferring financial records of People’s United to M&T’s core operating systems by the end of the third quarter.

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

Net operating income totaled $376 million in the first quarter of 2022, compared with $457 million in the year-earlier quarter. Diluted net operating earnings per common share in the first quarters of 2022 and 2021 were $2.73 and $3.41, respectively. Net operating income and diluted net operating earnings per common share were $475 million and $3.50, respectively, in the fourth quarter of 2021.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.04%, compared with 1.29% in the first quarter of 2021 and 1.23% in 2021’s fourth quarter. Net operating income represented an annualized return on average tangible common equity of 12.44% in the first quarter of 2022, 17.05% in the year-earlier quarter and 15.98% in the fourth quarter of 2021.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $907 million in the first quarter of 2022, compared with $985 million in the first quarter of 2021. That decrease reflects the impact of a 32 basis point (hundredths of one percent) narrowing of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earnings assets, to 2.65% in the recent quarter from 2.97% in the year-earlier quarter that resulted from lower yields on loans and a $7.2 billion decline in average loans outstanding. The impacts of those factors were mitigated, in part, by higher average balances of deposits at the Federal Reserve Bank of New York and investment securities. Taxable-equivalent net interest income in the recent quarter declined $30 million from the fourth quarter of 2021 reflecting the fewer number of days in the first quarter of 2022 and a $1.1 billion reduction in average loans outstanding. The net interest margin in the recent quarter increased by 7 basis points from 2.58% in the prior quarter.

Average loans and leases totaled $92.2 billion in the first quarter of 2022, down $7.2 billion or 7% from $99.4 billion in the similar quarter of 2021. Commercial loans and leases averaged $23.3 billion in the first quarter of 2022, $4.4 billion or 16% lower than in the year-earlier quarter. That decline was largely the result of decreased average balances of Paycheck Protection Program (“PPP”) loans, reflecting loan repayments by the Small Business Administration. PPP loans averaged $870 million in the first quarter of 2022, compared with $5.7 billion in the first quarter of 2021. Average commercial real estate loans were $35.0 billion in the recent quarter, down $2.7 billion, or 7%, from $37.6 billion in the corresponding quarter of 2021. Included in average commercial real estate loans in the first quarters of 2022 and 2021 were loans held for sale of $234 million and $258 million, respectively. Average residential real estate loans declined $1.5 billion or 9% to $15.9 billion in the first quarter of 2022 from $17.4 billion in the year-earlier quarter. Included in average residential real estate loans were loans held for sale of $410 million in the recent quarter and $663 million in the first quarter of 2021. Consumer loans averaged $18.0 billion in the first quarter of 2022, up $1.4 billion, or 8%, from $16.6 billion in the year-earlier quarter, due to growth in average recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) and average automobile loans that was partially offset by declines in balances of home equity loans and lines of credit.

Average loan and lease balances in the first quarter of 2022 decreased $1.1 billion from $93.3 billion in the fourth quarter of 2021. Commercial loan and lease average balances in the recent quarter increased $976 million from fourth quarter of 2021, despite a reduction in average balances of PPP loans. The average balance of PPP loans included in commercial loans in 2021’s fourth quarter was $1.65 billion. Reflecting customer repayments, average commercial real estate loans in the first quarter of 2022 declined $1.8 billion from $36.7 billion in the fourth quarter of 2021. Commercial real estate loans held for sale averaged $535 million in the fourth quarter of 2021. Average balances of residential real estate loans in the recently completed quarter declined $420 million, or 3%, from $16.3 billion in 2021’s fourth quarter, predominantly reflecting the impact of loan repayments and sales partially offset by the retention of newly originated mortgage loans. Residential real estate loans held for sale averaged $485 million in the fourth quarter of 2021. Average consumer loans in the recent quarter increased $114 million, or 1%, from $17.9 billion in 2021’s fourth quarter, reflecting growth in automobile loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2022	2021	2021
	(In millions)

Commercial, financial, etc.	$23,305	(16)%	4%
Real estate — commercial	34,957	(7)	(5)
Real estate — consumer	15,870	(9)	(3)
Consumer
Recreational finance	8,089	13	—
Automobile	4,758	14	2
Home equity lines and loans	3,519	(10)	(2)
Other	1,661	21	4
Total consumer	18,027	8	1
Total	$92,159	(7)%	(1)%

The investment securities portfolio averaged $7.7 billion in the first quarter of 2022, up $1.1 billion from $6.6 billion in the year-earlier quarter and $920 million higher than the $6.8 billion averaged in the fourth quarter of 2021. The higher average balance in the recent quarter as compared with the first and fourth quarters of 2021 predominantly reflects the purchase of $2.2 billion of U.S. Treasury securities in 2022’s first quarter. The Company also purchased $571 million of fixed rate residential mortgage-backed securities in the first quarter of 2022 compared with $200 million in last year’s first quarter and $510 million in the final quarter of 2021. There were no significant sales of investment securities during three-month periods ended March 31, 2022, March 31, 2021 or December 31, 2021. The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the Federal Reserve Bank of New York. Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

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

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income. Net unrealized losses on such equity securities were $1 million and $12 million in the first quarters of 2022 and 2021, respectively, compared with net unrealized gains of $1 million in the final quarter of 2021. Those gains and losses include changes in the value of the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the first quarters of 2022 or 2021 or in the final 2021 quarter. Based on management’s assessment of future cash flows associated with individual investment securities as of March 31, 2022, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $38.7 billion in the recently completed quarter, compared with $28.4 billion in the first quarter of 2021 and $44.4 billion in the final quarter of 2021. Interest-bearing deposits at banks averaged $38.7 billion, $27.7 billion and $44.3 billion during the three months ended March 31, 2022, March 31, 2021 and December 31, 2021, respectively. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York. The levels of those deposits often fluctuate due to changes in trust-related deposits of commercial entities, purchases or maturities of investment securities, or borrowings to manage the Company’s liquidity. The higher balances in the two most recent quarters compared with the year-earlier period reflect increased commercial and consumer deposit balances.

As a result of the changes described herein, average earning assets totaled $138.6 billion in the most recent quarter, compared with $134.4 billion and $144.4 billion in the first and fourth quarters of 2021, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $124.6 billion in the first quarter of 2022, up 4% from $120.2 billion in the similar 2021 quarter. The increase in average core deposits in the recent quarter as compared with the first quarter of 2021 reflected higher balances of noninterest-bearing deposits which increased $7.3 billion or 14% to $58.1 billion in the recent quarter from $50.9 billion in the first 2021 quarter. That increase reflected higher average deposits of commercial, consumer and trust customers. Average balances of savings and interest-checking core deposits declined 3% to $64.1 billion in the first 2022 quarter from $66.0 billion in the year-earlier quarter. Average core deposits were $130.7 billion in the fourth quarter of 2021. Average savings and interest-checking core deposits decreased $3.1 billion or 5% in the first 2022 quarter from $67.1 billion in the immediately preceding quarter, largely related to commercial customers. Average noninterest-bearing deposits in the recent quarter were $2.9 billion or 5% lower than the $61.0 billion average balance in the fourth quarter of 2021, reflecting a decline in trust demand deposits following lower levels of capital markets activity compared with 2021’s final quarter. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2022	2021	2021
	(In millions)

Savings and interest-checking deposits	$64,084	(3)%	(5)%
Time deposits	2,334	(28)	(8)
Noninterest-bearing deposits	58,141	14	(5)
Total	$124,559	4%	(5)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, brokered deposits and, prior to June 30, 2021, deposits associated with the Company’s Cayman Islands office. Time deposits over $250,000 averaged $313 million in the recent quarter, compared with $477 million in the first quarter of 2021 and $367 million in the fourth quarter of 2021. Cayman Islands office deposits averaged $683 million during the quarter ended March 31, 2021. In the second quarter of 2021, the Company introduced a new interest-bearing sweep product (included in savings and interest-bearing deposits) that replaced the Eurodollar sweep product previously recorded as Cayman Islands office deposits. As a result, there are no longer deposits maintained at the Cayman Islands office and the office is closed. The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $3.2 billion during the recent quarter, compared with $4.4 billion in the first quarter of 2021 and $3.4 billion during the fourth quarter of 2021.

The table below summarizes average total deposits for the quarters ended March 31, 2022, December 31, 2021 and March 31, 2021.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended March 31, 2022
Savings and interest-checking deposits	$35,957	$6,529	$24,781	$67,267
Time deposits	2,487	9	151	2,647
Noninterest-bearing deposits	8,920	12,178	37,043	58,141
Deposits at Cayman Islands office	—	—	—	—
Total	$47,364	$18,716	$61,975	$128,055

Three Months Ended December 31, 2021
Savings and interest-checking deposits	$34,896	$6,375	$29,247	$70,518
Time deposits	2,720	11	183	2,914
Noninterest-bearing deposits	8,530	13,682	38,800	61,012
Deposits at Cayman Islands office	—	—	—	—
Total	$46,146	$20,068	$68,230	$134,444

Three Months Ended March 31, 2021
Savings and interest-checking deposits	$32,499	$5,747	$32,212	$70,458
Time deposits	3,492	44	196	3,732
Noninterest-bearing deposits	7,845	7,032	35,983	50,860
Deposits at Cayman Islands office	—	—	683	683
Total	$43,836	$12,823	$69,074	$125,733

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $56 million in the first quarter of 2022, compared with $62 million in the year-earlier quarter and $58 million in the fourth quarter of 2021.

Long-term borrowings averaged $3.4 billion in the recent quarter and the final quarter of 2021, compared with $3.9 billion in the first quarter of 2021. Average balances of the Company’s outstanding senior notes were $2.4 billion during the three months ended March 31, 2022 and December 31, 2021 and $2.5 billion in the year-earlier quarter. In January 2021, $350 million of variable rate senior notes of M&T Bank matured. Subordinated capital notes included in long-term borrowings averaged $500 million in the three-month periods ended March 31, 2022 and December 31, 2021 compared with $828 million in the three-month period ended March 31, 2021. On March 1, 2021, M&T Bank redeemed $500 million of subordinated capital notes that were due to mature on December 1, 2021. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $532 million, $529 million and $531 million during the first quarters of 2022 and 2021 and the final quarter of 2021, respectively. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt. As of March 31, 2022, interest rate swap agreements were used as fair value hedges of approximately $1.65 billion of outstanding fixed rate long-term borrowings. Additionally, interest rate swap agreements with a notional amount of $13.35 billion were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans. Further information on interest rate swap agreements is provided herein and in note 10 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.59% in the recent quarter, compared with 2.90% in the initial quarter of 2021. The yield on earning assets during the first three months of 2022 was 2.72%, down 36 basis points from 3.08% in the similar 2021 period, while the rate paid on interest-bearing liabilities declined 5 basis points to .13% in the recent quarter from .18% in the year-earlier period. In the fourth quarter of 2021, the net interest spread was 2.52%, the yield on earning assets was 2.64% and the rate paid on interest-bearing liabilities was .12%. The narrowing of the net interest spread in the two most recent quarters as compared with the initial quarter of 2021 reflects the impact of a higher proportion of low-yielding balances at the Federal Reserve Bank of New York to total average earning assets and lower yields on loans resulting from the low interest rate environment.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $65.2 billion in the first quarter of 2022, compared with $55.6 billion in the year-earlier quarter and $67.5 billion in the fourth quarter of 2021. The increase in average net interest-free funds in the two most recent quarters as compared with the initial 2021 quarter reflects higher average balances of noninterest-bearing deposits and shareholders’ equity. Shareholders’ equity averaged $17.9 billion during the three-month period ended March 31, 2022, $16.3 billion during the year-earlier period and $17.6 billion during the three-month period ended December 31, 2021. Goodwill and core deposit and other intangible assets averaged $4.6 billion in each of the quarters noted herein. The cash surrender value of bank owned life insurance averaged $1.87 billion in the three-month periods ended March 31, 2022 and December 31, 2021 compared with $1.85 billion in three-month period ended March 31, 2021. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .06% in the first quarter of 2022 and the fourth quarter of 2021, compared with .07% in the first quarter of 2021.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 2.65% in the first quarter of 2022, compared with 2.97% in the year-earlier period and 2.58% in the fourth quarter of 2021. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin. On March 16, 2022 the Federal Open Market Committee announced a 25 basis point increase in short-term interest rates. That action did not have a material impact on the Company’s net interest margin during the recent quarter.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $15.0 billion (excluding $5.7 billion of forward-starting swap agreements) at March 31, 2022, $19.0 billion (excluding $18.7 billion of forward-starting swap agreements) at March 31, 2021 and $15.0 billion (excluding $8.4 billion of forward-starting swap agreements) at December 31, 2021. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At each of March 31, 2022 and December 31, 2021 interest rate swap agreements with notional amounts of $13.35 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $17.35 billion at March 31, 2021. Interest rate swap agreements with notional amounts of $1.65 billion at each of March 31, 2022, March 31, 2021 and December 31, 2021 were serving as fair value hedges of fixed rate long-term borrowings. The Company has entered into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item. In a cash flow hedge, the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The amounts of hedge ineffectiveness recognized during each of the quarters ended March 31, 2022, March 31, 2021 and December 31, 2021 were not material to the Company’s consolidated results of operations. Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 10 of Notes to Financial Statements. Information regarding the valuation of cash flow hedges included in other comprehensive income is presented in note 9 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

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

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended March 31
.	2022		2021
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$38,019	.11%	$82,044	.25%
Interest expense	(8,488)	(.05)	(8,647)	(.04)
Net interest income/margin	$46,507	.16%	$90,691	.27%
Average notional amount (c)	$14,972,222		$18,822,222
Rate received (b)		1.46%		2.14%
Rate paid (b)		.22%		.21%
(a)	Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)	Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)	Excludes forward-starting interest rate swap agreements not in effect during the period.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, and longer-term borrowings. M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities. The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes. The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital. At March 31, 2022 and December 31, 2021, long-term borrowings aggregated $3.4 billion and $3.5 billion, respectively.

Cayman Islands office deposits had been used by some customers of the Company as an alternative to other deposit and investment products. Cayman Islands office deposits totaled $642 million at March 31, 2021. During the second quarter of 2021, the Company introduced a new interest-bearing sweep product (included in savings and interest-checking deposits) that replaced the Eurodollar sweep product previously recorded as Cayman Islands office deposits. As a result, the Cayman Islands office has been closed. The Company has also benefited from the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts which aggregated approximately $3.2 billion at each of March 31, 2022 and December 31, 2021, and $4.4 billion at March 31, 2021. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account was not material at March 31, 2022 or December 31, 2021. The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $681 million at March 31, 2022, $662 million at December 31, 2021 and $725 million at March 31, 2021. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at March 31, 2022 approximately $1.5 billion was available for payment of dividends to M&T from bank subsidiaries. M&T also may obtain funding through long-term borrowings. Outstanding senior notes of M&T at March 31, 2022 and December 31, 2021 were $754 million and $766 million, respectively. Junior subordinated debentures of M&T associated with trust preferred securities outstanding at March 31, 2022 and December 31, 2021 totaled $533 million and $532 million, respectively.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At March 31, 2022, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $15.0 billion. In addition, the Company has entered into $5.65 billion of forward-starting interest rate swap agreements.

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

The accompanying table as of March 31, 2022 and December 31, 2021 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	March 31, 2022	December 31, 2021
	(In thousands)

+200 basis points	$421,166	533,317
+100 basis points	240,681	297,573
-100 basis points	(302,920)	(204,760)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain at or above zero on all points of the yield curve. Changes in amounts presented since December 31, 2021 reflect changes in portfolio composition, the level of market-implied forward interest rates and additional hedging actions taken by the Company. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

A significant amount of the Company’s interest-earning assets, interest-bearing liabilities, preferred equity instruments and interest rate swap agreements have contractual repricing terms that reference the London Interbank Offered Rate (“LIBOR”). Various regulatory bodies have encouraged banks to transition away from LIBOR as soon as practicable, generally cease entering new contracts that use LIBOR as a reference rate no later than December 31, 2021, and for new contracts entered into before December 31, 2021 to utilize a reference rate other than LIBOR or include robust language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Publication of certain tenors of LIBOR has already ceased and complete cessation of LIBOR publication is expected by June 30, 2023. Effective December 31, 2021, the Company essentially discontinued entering into new LIBOR-based contracts.

At March 31, 2022 the Company had LIBOR-based commercial loans and leases and commercial real estate loans of $34.2 billion and residential mortgage and consumer loans of $1.7 billion outstanding compared with $37.7 billion and $1.9 billion, respectively, at December 31, 2021. As of March 31, 2022, approximately 59% of such loans either mature before June 30, 2023 or have been amended to include appropriate alternative language to be effective upon cessation of LIBOR publication. Approximately $979 million of borrowings and $850 million of preferred equity instruments reference LIBOR at each of March 31, 2022 and December 31, 2021. The Company’s interest rate swap agreements primarily reference LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallback Protocol (“Protocol”). The Protocol enables market participants to incorporate certain revisions into their legacy non-cleared derivative trades with other counterparties that also choose to adhere to the Protocol. M&T adhered to the Protocol in November 2020 and is in the process of remediating its interest rate swap transactions with its end-user customers. With respect to the Company’s cleared interest rate swap agreements that reference LIBOR, clearinghouses have adopted the same relevant Secured Overnight Financing Rate (“SOFR”) benchmark alternatives of the Supplement and Protocol.

As loans mature and new originations occur a larger percentage of the Company’s variable-rate loans are expected to reference SOFR or other indexes, including the Bloomberg Short Term Bank Yield Index (“BSBY”). At March 31, 2022 the Company had approximately $7.2 billion and $311 million of outstanding loan balances that reference SOFR and BSBY, respectively, compared with $3.6 billion and $55 million at December 31, 2021, respectively. Additionally, as of March 31, 2022 and December 31, 2021, respectively, the Company had $8.7 billion and $5.0 billion of notional amount of interest rate swap agreements designated as cash flow hedges of commercial real estate loans, including $5.7 billion and $3.5 billion of forward-starting interest rate swap agreements that become effective in 2022 and 2023, and notional amounts of $1.8 billion and $1.0 billion of interest rate contracts in the trading account that are referenced to SOFR. The Company’s usage of interest rate swap agreements referenced to SOFR or BSBY is expected to increase in response to the discontinuation of LIBOR. The Company continues to work with its customers and other counterparties to remediate LIBOR-based agreements which expire after June 30, 2023 by incorporating alternative language, negotiating new agreements, or other means. The discontinuation of LIBOR and uncertainty relating to the emergence of one or more alternative benchmark indexes to replace LIBOR could materially impact the Company’s interest rate risk profile and its management thereof.

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to some of the Company’s investment securities. Information about the fair valuation of investment securities is presented in notes 3 and 12 of Notes to Financial Statements.

The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it classifies as trading account activity. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with trading account activities by entering into offsetting trading positions that are also included in the trading account. The fair values of trading account positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. The amounts of gross and net trading account positions, as well as the type of trading account activities conducted by the Company, are subject to a well-defined series of potential loss exposure limits established by management and approved by M&T’s Board of Directors. However, as with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s trading account activities.

The notional amounts of interest rate contracts entered into for trading account purposes totaled $31.8 billion at March 31, 2022, $36.2 billion at March 31, 2021 and $32.6 billion at December 31, 2021. The notional amounts of foreign currency and other option and futures contracts entered into for trading account purposes were $1.3 billion at March 31, 2022, compared with $910 million at March 31, 2021 and $1.1 billion at December 31, 2021. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of all financial instruments used for trading account activities are recorded in the consolidated balance sheet. The fair values of all trading account assets and liabilities recognized on the balance sheet were $198 million and $303 million, respectively, at March 31, 2022 and $468 million and $83 million, respectively, at December 31, 2021. The fair value asset and liability amounts at March 31, 2022 have been reduced by contractual settlements of $278 million and $46 million, respectively, and at December 31, 2021 have been reduced by contractual settlements of $54 million and $305 million, respectively. The lower balance of trading account assets at March 31, 2022 as compared with December 31, 2021 was largely the result of decreased values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments. Included in trading account assets were assets related to deferred compensation plans aggregating $19 million at March 31, 2022, compared with $20 million at March 31, 2021 and $21 million at December 31, 2021. Changes in the fair values of such assets are recorded as “trading account and foreign exchange gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at March 31, 2022 was $22 million of liabilities related to deferred compensation plans, compared with $24 million at each of March 31, 2021 and December 31, 2021. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $28 million at March 31, 2022 and $29 million at each of March 31, 2021 and December 31, 2021.

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

Provision for Credit Losses

A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A $10 million provision for credit losses was recorded in the first quarter of 2022, compared with credit loss recaptures of $25 million in the year-earlier quarter and $15 million in the fourth quarter of 2021. The provision in the recent quarter reflects stable credit quality and macroeconomic forecast factors that did not result in a material change in expected credit losses as compared with December 31, 2021. The Company’s estimates of expected losses continue to reflect concerns about commercial real estate values in the hospitality and office building sectors, and the ultimate collectability of real estate loans coming out of the COVID-19 pandemic. Net charge-offs of loans were $7 million in the recent quarter, compared with net charge-offs of $75 million in the first quarter of 2021 and $31 million in the fourth quarter of 2021. Net charge-offs as an annualized percentage of average loans and leases were .03% in the first quarter of 2022, .31% in the year-earlier quarter and .13% in the final quarter of 2021. As an annualized percentage by loan type, net charge-offs (recoveries) for the first quarter of 2022 and the first and fourth quarters of 2021 were .10%, .06% and .45% for commercial loans and leases, (.15%), .58% and (.07%) for commercial real estate loans, .02%, .01% and .04% for residential real estate loans and .31%, .40% and .23% for consumer loans, respectively. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	First Quarter 2022	First Quarter 2021	Fourth Quarter 2021
	(In thousands)

Commercial, financial, leasing, etc.	$5,569	4,434	25,080
Real estate:
Commercial	(13,143)	54,092	(6,648)
Residential	865	366	1,809
Consumer	13,576	16,289	10,557
	$6,867	75,181	30,798

The net charge-offs of commercial loans in the first quarter of 2022 reflect a $10 million charge-off of a loan to a skilled nursing facility partially offset by a $7 million recovery of a previously charged off loan to a manufacturing entity. Net recoveries of commercial real estate loans in the two most recent quarters reflect improving economic conditions for some borrowers. Included in the net recoveries of commercial real estate loans in 2022’s intital quarter was a $9 million recovery of a previously charged-off loan to a hotel in the New York City area. The higher level of charge-offs of commercial real estate loans in last year’s first quarter reflected the impact of the COVID-19 pandemic on borrowers in the retail, office building and hospitality sectors. Included in net charge-offs of consumer loans were: net recoveries of automobile loans of $1 million in each of the recent quarter and final quarter of 2021, compared with net charge-offs of $2 million first quarter of 2021; net charge-offs of recreational finance loans of $4 million in the first quarter of 2022, $7 million in the year-earlier quarter and $4 million in the fourth 2021 quarter; and net recoveries of home equity loans and lines of credit secured by one-to-four family residential properties of less than $1 million in each of the recent quarter, the first quarter of 2021 and the final quarter of 2021.

Nonaccrual loans aggregated $2.13 billion or 2.32% of total loans and leases outstanding at March 31, 2022, compared with $1.96 billion or 1.97% at March 31, 2021 and $2.06 billion or 2.22% at December 31, 2021. The  level of nonaccrual loans reflects the continuing impact of the pandemic on borrowers’ abilities to make contractual payments on their loans, most notably commercial real estate loans in the hospitality, office, retail and health care-related sectors.

Accruing loans past due 90 days or more were $777 million or .85% of loans and leases at March 31, 2022, compared with $1.08 billion or 1.09% at March 31, 2021 and $963 million or 1.04% of outstanding loans at December 31, 2021. Accruing loans past due 90 days or more were predominantly residential real estate loans and included loans guaranteed by government-related entities of $690 million, $1.04 billion and $928 million at March 31, 2022, March 31, 2021 and December 31, 2021, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were purchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of those purchased loans that are guaranteed by government-related entities totaled $652 million at March 31, 2022, $1.01 billion a year earlier and $889 million at December 31, 2021. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. In addition to the past due loans, the Company also has $323 million of government-guaranteed residential mortgage loans that are not considered delinquent because the borrower has requested and received a COVID-19 related payment deferral. In general, those loans were also purchased to reduce associated servicing costs as described above and also remain covered by the insurance or guarantee of the applicable government-related entity, but are not considered to be past due in accordance with generally accepted accounting principles as described in note 1 of Notes to Financial Statements in M&T’s Form 10-K for the year ended December 31, 2021.

The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in 2020 in economic activity that severely hampered the ability of some businesses and consumers to meet their repayment obligations. The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the pandemic, and provided financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The bank regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who were, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as delinquent or as troubled debt restructurings. Modifications included payment deferrals (including extensions of maturity dates), covenant waivers and fee waivers. The Company worked with its customers affected by COVID-19 and granted modifications across many of its loan portfolios. To the extent that such modifications met the criteria previously described, such modifications have not been classified as delinquent or as troubled debt restructurings. Nevertheless, loans with a COVID-19 payment forbearance were evaluated for collectability based on the borrower’s ability to repay considering past performance and estimated collateral values. If collectability was considered doubtful, loans were classified as nonaccrual. COVID-19 related modifications with payment deferrals at March 31, 2022 totaled $445 million and consisted predominantly of residential real estate loans, including $323 million of government-guaranteed loans. Payment deferrals are generally scheduled to expire in 2022 and/or are in the process of formal modification of repayment terms for previously deferred payments.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $405 million, $417 million and $425 million at March 31, 2022, March 31, 2021 and December 31, 2021, respectively.

Commercial loans and leases classified as nonaccrual totaled $275 million, $295 million and $221 million at March 31, 2022, March 31, 2021, and December 31, 2021, respectively. Commercial real estate loans in nonaccrual status aggregated $1.2 billion at each of March 31, 2022 and December 31, 2021, compared with $952 million at March 31, 2021. As previously noted, commercial real estate loans in nonaccrual status were largely reflective of loans in the hospitality, office, retail and health care-related sectors.

Nonaccrual residential real estate loans totaled $465 million at March 31, 2022, compared with $529 million at March 31, 2021, and $479 million at December 31, 2021. The decreases at the two most recent quarter-ends as compared with the year-earlier date were largely reflective of improving economic conditions. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $124 million at March 31, 2022, compared with $143 million at March 31, 2021 and $123 million at December 31, 2021. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. Residential real estate loans past due 90 days or more and accruing interest aggregated $687 million at March 31, 2022, compared with $1.04 billion at March 31, 2021, and $920 million at December 31, 2021. Those amounts related to government-guaranteed loans as previously noted. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2022 is presented in the accompanying table.

Nonaccrual consumer loans were $182 million at each of March 31, 2022 and March 31, 2021 and $177 million at December 31, 2021. Included in nonaccrual consumer loans at March 31, 2022, March 31, 2021 and December 31, 2021 were: automobile loans of $35 million, $38 million, and $34 million, respectively; recreational finance loans of $32 million, $27 million, and $28 million, respectively; and outstanding balances of home equity loans and lines of credit of $71 million, $79 million, and $70 million, respectively. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended March 31, 2022 is presented in the accompanying table.

Information about past due and nonaccrual loans as of March 31, 2022 and December 31, 2021 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	March 31, 2022			March 31, 2022
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$5,258,543	$137,376	2.61%	$505	.04%
Pennsylvania	1,045,200	13,813	1.32	(173)	(.07)
Maryland	1,443,335	15,416	1.07	154	.04
New Jersey	2,171,787	89,519	4.12	(287)	(.05)
Other Mid-Atlantic (a)	1,192,576	16,268	1.36	55	.02
Other	3,246,467	68,905	2.12	563	.07
Total	$14,357,908	$341,297	2.38%	$817	.02%
Residential construction loans:
New York	$17,944	$146	.81%	$—	—%
Pennsylvania	5,712	228	3.99	—	—
Maryland	6,524	—	—	—	—
New Jersey	6,301	—	—	—	—
Other Mid-Atlantic (a)	7,071	—	—	—	—
Other	4,033	—	—	—	—
Total	$47,585	$374	.79%	$—	—%
Limited documentation first mortgages:
New York	$546,208	$56,762	10.39%	$—	—%
Pennsylvania	22,421	3,409	15.20	—	—
Maryland	12,388	1,919	15.49	40	1.23
New Jersey	438,575	36,956	8.43	—	—
Other Mid-Atlantic (a)	11,441	1,715	14.99	—	—
Other	159,353	22,751	14.28	8	.02
Total	$1,190,386	$123,512	10.38%	$48	.02%
First lien home equity loans and lines of credit:
New York	$893,191	$17,204	1.93%	$67	.03%
Pennsylvania	538,517	9,006	1.67	62	.05
Maryland	438,435	9,516	2.17	(96)	(.09)
New Jersey	65,443	525	.80	24	.15
Other Mid-Atlantic (a)	162,973	2,834	1.74	3	.01
Other	27,763	1,096	3.95	66	1.03
Total	$2,126,322	$40,181	1.89%	$126	.02%
Junior lien home equity loans and lines of credit:
New York	$537,435	$14,088	2.62%	$(367)	(.27%)
Pennsylvania	182,356	2,835	1.55	220	.48
Maryland	340,578	8,986	2.64	(234)	(.28)
New Jersey	94,457	1,004	1.06	(6)	(.03)
Other Mid-Atlantic (a)	171,014	3,563	2.08	(121)	(.28)
Other	42,105	474	1.13	(68)	(.68)
Total	$1,367,945	$30,950	2.26%	$(576)	(.17%)
Limited documentation junior lien:
New York	$340	$134	39.41%	$(1)	(1.03%)
Pennsylvania	147	24	16.33	—	—
Maryland	367	87	23.71	—	—
New Jersey	114	—	—	—	—
Other Mid-Atlantic (a)	153	32	20.92	—	—
Other	998	81	8.12	(42)	(14.95)
Total	$2,119	$358	16.89%	$(43)	(7.23%)

(a)Includes Delaware, Virginia, West Virginia and the District of Columbia.

Real estate and other foreclosed assets totaled $24 million at each of March 31, 2022 and December 31, 2021, compared with $30 million at March 31, 2021. Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended March 31, 2022, March 31, 2021 and December 31, 2021. At March 31, 2022, foreclosed assets are comprised entirely of residential real estate-related properties.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

	2022	2021 Quarters
	First Quarter	Fourth	Third	Second	First
	(Dollars in thousands)

Nonaccrual loans	$2,134,231	2,060,083	2,242,263	2,242,057	1,957,106
Real estate and other foreclosed assets	23,524	23,901	24,786	27,902	29,797
Total nonperforming assets	$2,157,755	2,083,984	2,267,049	2,269,959	1,986,903
Accruing loans past due 90 days or more(a)	$776,751	963,399	1,026,080	1,077,227	1,084,553
Government guaranteed loans included in totals above:
Nonaccrual loans	$46,151	51,429	47,358	49,796	51,668
Accruing loans past due 90 days or more(a)	689,831	927,788	947,091	1,029,331	1,044,599
Renegotiated loans	$242,108	230,408	242,955	236,377	242,121

Nonaccrual loans to total loans and leases, net of unearned discount	2.32%	2.22%	2.40%	2.31%	1.97%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.35%	2.24%	2.42%	2.34%	2.00%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.85%	1.04%	1.10%	1.11%	1.09%

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

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Despite recent improvements in macroeconomic forecasts, at the time of the Company’s analysis regarding the determination of the allowance for credit losses as of March 31, 2022, concerns existed about the somewhat uneven and incomplete recovery evident in some sectors of the economy; elevated levels of inflation; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy; the extent to which borrowers, in particular commercial real estate borrowers, may continue to be negatively affected by pandemic-related and general economic conditions; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 48% of the Company’s loans and leases are to customers in New York State and Pennsylvania). The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.” A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. During 2021 and 2020, the Company re-graded significant portions of its commercial loans and commercial real estate loans based on financial results and projections for specific borrowers, particularly those that were affected by COVID-19 impacts. Criticized commercial loans and commercial real estate loans totaled $8.7 billion at March 31, 2022, compared with $8.4 billion at March 31, 2021, and $9.0 billion at December 31, 2021. The level of criticized loans remains reflective of the pandemic-related impact on many borrowers, particularly those with investor-owned commercial real estate loans in the hotel, office and healthcare sectors. Investor-owned commercial real estate loans comprised $6.8 billion or 78% of total criticized loans at March 31, 2022. In general, weighted-average loan-to-value (“LTV”) ratios for investor-owned commercial real estate properties were in a range of 55% to 70% with an average weighted-average LTV ratio of approximately 60%. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 67%.

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s centralized credit risk department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At March 31, 2022, approximately 61% of the Company’s home equity portfolio consisted of first lien loans and lines of credit. Of the remaining junior lien loans in the portfolio, approximately 58% (or approximately 22% of the aggregate home equity portfolio) consisted of junior lien loans that were behind a first lien mortgage loan that was not owned or serviced by the Company. To the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2022 approximately 85% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 10% were making contractually allowed payments that do not include any repayment of principal.

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates and general economic conditions affecting consumers.

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at March 31, 2022, March 31, 2021 and December 31, 2021 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists. Events posing emerging risks to the macroeconomic environment, such as the war in Ukraine, inflation and supply chain issues, are considered when developing economic forecasts even if the events do not directly and materially impact the Company’s financial results. Supply chain disruptions, inflationary pressures or other peripheral impacts of global events may alter economic forecasts and the Company monitors this activity as part of its risk management procedures in assessing the allowance for credit losses. Among the assumptions utilized as of March 31, 2022 was that the national unemployment rate will average 3.6% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product grows at a 3.6% average rate during the first year of the reasonable and supportable forecast period and at a 3.0% average rate in the second year. Commercial real estate and residential real estate prices were assumed to cumulatively grow 11.0% and 4.3%, respectively, over the two-year reasonable and supportable forecast period. The assumptions utilized as of December 31, 2021 included the national unemployment rate averaging 4.6% through the first year of the reasonable and supportable forecast period before gradually improving to 3.7% in the latter half of 2023. The forecast also assumed gross domestic product grows during 2022 at a 3.1% average annual rate and during 2023 at a 2.7% annual rate. Commercial and residential real estate prices were assumed to cumulatively grow 11.1% and 5.9%, respectively, over the two-year reasonable and supportable forecast period. The assumptions utilized were based on information available to the Company at or near March 31, 2022 and December 31, 2021 (at the time the Company was preparing its estimate of expected credit losses as of those dates).

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process. With respect to economic forecasts the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in gross domestic product, commercial real estate prices or home prices would have an adverse impact on expected credit losses and would likely result in an increase to the allowance for credit losses. Forward looking economic forecasts are subject to inherent imprecision and future events may differ materially from actual events. In consideration of such uncertainty, the following alternative economic scenarios were considered to estimate the possible impact on modeled credit losses.

A potential downside economic scenario assumed the unemployment rate averages 7.5% in the reasonable and supportable forecast period. The scenario also assumed gross domestic product contracts 1.7% in the first year of the reasonable and supportable forecast period before recovering to 3.5% growth in the second year and commercial real estate and residential real estate prices cumulatively decline 9.8% and 3.9%, respectively, by the end of the reasonable and supportable forecast period.

A potential upside economic scenario assumed the unemployment rate declines to approximately 3.0% for the duration of the reasonable and supportable forecast period. The scenario also assumes gross domestic product grows 5.2% in the initial year of the reasonable and forecast period and 1.2% in the second year while commercial real estate and residential real estate prices cumulatively rise 19.1% and 7.2%, respectively, over the two-year reasonable and supportable forecast period.

The scenario analyses resulted in an additional $246 million of modeled credit losses under the assumptions of the downside economic scenario, whereas under the assumptions of the upside economic scenario a $57 million reduction in modeled credit losses could occur. These examples are only a few of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of expected credit losses. The estimated impacts on credit losses in such scenarios pertain only to modeled credit losses and do not include consideration of other factors the Company may evaluate when determining its allowance for credit losses.

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

Management believes that the allowance for credit losses at March 31, 2022 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.47 billion at each of March 31, 2022 and December 31, 2021, compared with $1.64 billion at March 31, 2021. As a percentage of loans outstanding, the allowance was 1.60% at March 31, 2022, 1.65% at March 31, 2021 and 1.58% at December 31, 2021. Excluding the impact of PPP loans outstanding at March 31, 2022, March 31, 2021 and December 31, 2021 the allowance as a percentage of total loans and leases was 1.61%, 1.75% and 1.60%, respectively. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

The ratio of the allowance for credit losses to total nonaccrual loans at March 31, 2022 and December 31, 2021 was 69% and 71%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income

Other income totaled $541 million in the first quarter of 2022, compared with $506 million in the year-earlier quarter. The level of other income in the recent quarter as compared with the first quarter of 2021 reflected higher trust income, service charges on deposit accounts and brokerage services income, as well as a $30 million distribution from Bayview Lending Group (“BLG”), partially offset by decreased mortgage banking revenues that reflect the impact of the Company’s decision to retain recently originated mortgage loans in portfolio rather than sell such loans. Other income was $579 million in 2021’s fourth quarter. The comparative decline in the recent quarter was predominantly the result of the decreased mortgage banking revenues.

Mortgage banking revenues were $109 million in the recent quarter, compared with $139 million in each of the first and fourth quarters of 2021. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $76 million in the initial quarter of 2022, $107 million in the similar quarter of 2021 and $91 million in the fourth quarter of 2021. As compared with the respective prior quarters, the lower residential mortgage banking revenues in the recent quarter resulted from decreased gains associated with loans held for sale and related commitments, reflecting the impact of higher interest rates which suppressed gain-on-sale margins on loans being sold and the Company’s decision late in the third quarter of 2021 to retain most originated mortgage loans in portfolio rather than sell such loans.

New commitments to originate residential real estate loans to be sold were approximately $161 million in the first quarter of 2022, compared with $1.3 billion in the year-earlier quarter and $191 million in the fourth quarter of 2021. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to gains of $14 million in the first quarter of 2022, $50 million in the corresponding period of 2021 and $26 million in 2021’s final quarter.

Loans held for sale that were secured by residential real estate aggregated $238 million at March 31, 2022, $773 million at March 31, 2021 and $474 million at December 31, 2021. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $324 million and $146 million, respectively, at March 31, 2022, compared with $1.53 billion and $1.08 billion, respectively, at March 31, 2021 and $617 million and $233 million, respectively, at December 31, 2021. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $3 million at March 31, 2022, $48 million at March 31, 2021 and $10 million at December 31, 2021. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $7 million in the recent quarter, $4 million in the first quarter of 2021, and $12 million in the final 2021 quarter.

Revenues from servicing residential real estate loans for others were $62 million during the quarter ended March 31, 2022, compared with $57 million and $65 million during the three months ended March 31, 2021 and December 31, 2021, respectively. Residential real estate loans serviced for others totaled $99.6 billion at March 31, 2022, $95.0 billion at March 31, 2021 and $97.9 billion at December 31, 2021. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $76.6 billion, $69.7 billion and $74.7 billion at March 31, 2022, March 31, 2021 and December 31, 2021, respectively. Revenues earned for sub-servicing loans totaled $42 million during the recent quarter, $34 million in the first quarter of 2021 and $43 million in the final quarter of 2021. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements. Capitalized residential mortgage servicing assets totaled $208 million at March 31, 2022, $218 million at March 31, 2021 and $217 million at December 31, 2021.

Commercial mortgage banking revenues totaled $33 million in the first quarter of 2022, compared with $32 million in the first quarter of 2021 and $49 million in the fourth quarter of 2021. Included in such amounts were revenues from loan origination and sales activities of $15 million and $17 million in the first quarters of 2022 and 2021, respectively, compared with $29 million in the fourth quarter of 2021. Commercial real estate loans originated for sale to other investors were $606 million in the recent quarter, compared with $619 million in the first quarter of 2021 and $1.3 billion in the fourth quarter of 2021. Loan servicing revenues totaled $18 million in the first quarter of 2022, compared with $15 million and $20 million in the first and fourth quarters of 2021, respectively. Capitalized commercial mortgage servicing assets were $133 million at each of March 31, 2022 and December 31, 2021 and $136 million at March 31, 2021. Commercial real estate loans serviced for other investors totaled $24.0 billion at March 31, 2022, $22.6 billion at March 31, 2021 and $23.7 billion at December 31, 2021. Those servicing amounts included $4.0 billion at each of March 31, 2022, March 31, 2021 and December 31, 2021 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.4 billion at March 31, 2022, $3.3 billion at March 31, 2021 and $3.5 billion at December 31, 2021. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $538 million and $322 million, respectively, at March 31, 2022, $348 million and $250 million, respectively, at March 31, 2021 and $751 million and $325 million, respectively, at December 31, 2021. Commercial real estate loans held for sale at March 31, 2022, March 31, 2021 and December 31, 2021 were $216 million, $99 million and $425 million, respectively.

Service charges on deposit accounts were $102 million and $93 million in the first quarters of 2022 and 2021, respectively, and $105 million in the final quarter of 2021. The increase in the recent quarter as compared with last year’s first quarter reflected increased activity by consumer and commercial customers. In February 2022, the Company announced it will be eliminating non-sufficient funds fees and overdraft protection transfer charges from linked deposit accounts as well as reducing overdraft fees and limiting daily fee assessments to once per day. The Company estimates these changes will reduce income from service charges on deposit accounts by approximately $40 million, largely in the second half of 2022.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust income aggregated $169 million in each of the first quarter of 2022 and fourth quarter of 2021, compared with $156 million in the first quarter of 2021. Revenues associated with the ICS business were $100 million during the quarter ended March 31, 2022, compared with $89 million and $102 million during the quarters ended March 31, 2021 and December 31, 2021, respectively. The higher revenues in the recent quarter as compared with the first quarter of 2021 were largely attributable to increased retirement services income resulting from growth in collective fund balances. Revenues attributable to WAS totaled approximately $68 million in the three-month period ended March 31, 2022, $59 million during the quarter ended March 31, 2021 and $67 million during the final quarter of 2021. The higher revenues in the recent quarter as compared with the initial 2021 quarter were largely attributable to favorable equity market performance that was partially offset by proprietary fund money market fee waivers as a result of the low interest rate environment. Trust assets under management were $160.1 billion, $141.5 billion and $165.6 billion at March 31, 2022, March 31, 2021 and December 31, 2021, respectively. Trust assets under management include the Company’s proprietary mutual funds’ assets of $12.3 billion, $12.7 billion and $13.2 billion at March 31, 2022, March 31, 2021 and December 31, 2021, respectively. Additional trust income from investment management activities was $1 million in the first quarter of 2022, $8 million in the corresponding quarter of 2021 and less than $1 million in the fourth quarter of 2021, and is predominantly comprised of fees earned from retail customer investment accounts. The lower revenues in the two most recent quarters as compared with the first quarter of 2021 reflect the change in product delivery in June 2021 described in the next paragraph.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, and, since June 2021, sales of select investment products of LPL Financial totaled $20 million in the first quarter of 2022, $13 million in the first quarter of 2021 and $19 million in the fourth quarter of 2021. The increase in brokerage services income in the recent quarter and the final quarter of 2021 reflects a change in June 2021 in product delivery to retail brokerage and certain trust customers related to the LPL Financial relationship. Revenues associated with the sale of investment products of LPL Financial, an independent financial services broker, are included in “brokerage services income.” Prior to the transition to LPL Financial’s product platform, revenues earned from providing those customers with proprietary trust products managed by the Company were reported as trust income. Trading account and foreign exchange activity resulted in gains of $5 million during the quarter ended March 31, 2022, and $6 million in each of the year-earlier quarter and the final quarter of 2021. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company for trading account purposes is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net losses on investment securities of $1 million in the recent quarter and $12 million in the first quarter of 2021, compared with net gains of $2 million in the fourth quarter of 2021. The losses recognized in the initial quarter of 2021 represented unrealized losses on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations were $136 million in the first quarter of 2022, compared with $111 million in the corresponding 2021 period and $139 million in the fourth quarter of 2021. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $27 million in the recent quarter, compared with $31 million in each of the year-earlier quarter and the final quarter of 2021. Revenues from merchant discount and credit card fees were $34 million in the first quarter of 2022, compared with $26 million in the year-earlier quarter and $39 million in the fourth quarter of 2021. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $10 million in each of the first quarters of 2022 and 2021 and $12 million in the fourth quarter of 2021. Insurance-related sales commissions and other revenues totaled $15 million in the quarter ended March 31, 2022, compared with $14 million in the first quarter of 2021 and $11 million in the fourth quarter of 2021. M&T received distributions as a result of its investment in BLG of $30 million in each of the first quarter of 2022 and fourth quarter of 2021. There was no similar distribution in the first quarter of 2021.

Other Expense

Other expense totaled $960 million in the first quarter of 2022, compared with $919 million in the year-earlier quarter and $928 million in the final quarter of 2021. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $1 million, $3 million and $2 million and merger-related expenses of $17 million, $10 million and $21 million in the first quarter of 2022, first quarter of 2021 and fourth quarter of 2021, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses were $941 million in the recent quarter, compared with $907 million in the year-earlier quarter and $904 million in the final 2021 quarter. As compared with the first quarter of 2021, factors contributing to the increased level of expenses in 2022’s initial quarter were higher costs for salaries and employee benefits (including increased incentive compensation expenses), outside data processing and software, offset by lower defined benefit pension-related expenses included in other costs of operations. As compared with the fourth quarter of 2021, the increased level of noninterest operating expenses in the recent quarter resulted largely from seasonally higher salaries and employee benefits, including increased stock-based compensation, payroll-related taxes and other employee benefits, partially offset by lower defined benefit pension-related and professional services expenses included in other costs of operations. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $578 million in the first quarter of 2022, compared with $541 million in the year-earlier quarter and $515 million in the fourth quarter of 2021. The higher salaries and employee benefits expenses in the recent quarter as compared with the fourth quarter of 2021 reflect seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments that aggregated approximately $74 million. Similar expenses in the first quarter of 2021 were approximately $69 million. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2022 and 2021 included $36 million and $34 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $50 million and $48 million in the three-month periods ended March 31, 2022 and March 31, 2021, respectively, and $12 million in the three-month period ended December 31, 2021. Lower incentive compensation expense in the recent quarter as compared with 2021’s fourth quarter partially offset the impact of the seasonally higher expenses. The increase in salaries and employee benefits expense in the recent quarter as compared to the first quarter of 2021 resulted from higher salaries, reflecting increased staffing levels and other increases, and a rise in incentive compensation. The number of full-time equivalent employees was 17,457 at March 31, 2022, compared with 17,157 and 17,421 at March 31, 2021 and December 31, 2021, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $364 million, $366 million and $389 million in the quarters ended March 31, 2022, March 31, 2021 and December 31, 2021, respectively. As compared with last year’s first quarter, higher expenses in the recent quarter for outside data processing and software were offset by reduced defined benefit pension-related expenses as described below. The decrease in nonpersonnel operating expenses in 2022’s first quarter as compared with 2021’s fourth quarter reflect lower costs for advertising, FDIC assessments and defined benefit pension-related expenses. Components of pension expense included in other costs of operations reflect the amortization of net unrecognized losses included in accumulated other comprehensive income. Such net unrecognized losses have generally been amortized over the average remaining service periods of active participants in the plan. If all or substantially all of the plan’s participants are inactive, GAAP provides for the average remaining life expectancy of the participants to be used instead of average remaining service period. Substantially all of the participants in the Company’s qualified defined benefit pension plan were inactive in the plan and beginning in 2022 the average remaining life expectancy is now utilized prospectively to amortize the net unrecognized gains and losses of the Plan existent at each measurement date. The change increased the amortization period by approximately sixteen years and reduced the amount of quarterly amortization of unrecognized losses recorded in 2022 from what would have been recorded without such change in the amortization period by $9 million.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 64.9% during the recent quarter, compared with 60.3% and 59.7% in the first and fourth quarters of 2021, respectively. The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $113 million in the first quarter of 2022, compared with $145 million in the year-earlier quarter and $142 million in the final quarter of 2021. The effective tax rates were 23.8%, 24.5% and 23.7% for the quarters ended March 31, 2022, March 31, 2021 and December 31, 2021, respectively.

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

Capital

Shareholders’ equity was $17.9 billion at each of March 31, 2022 and December 31, 2021, or 11.93% and 11.54% of total assets, respectively, and $16.4 billion or 10.93% of total assets at March 31, 2021.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $1.75 billion at each of March 31, 2022 and December 31, 2021, compared with $1.25 billion at March 31, 2021.

Common shareholders’ equity was $16.1 billion, or $124.93 per share, at March 31, 2022, compared with $15.2 billion, or $118.12 per share, a year earlier and $16.2 billion, or $125.51 per share, at December 31, 2021. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $89.33 at the end of the recent quarter, compared with $82.35 at March 31, 2021 and $89.80 at December 31, 2021. The Company’s ratio of tangible common equity to tangible assets was 7.94% at March 31, 2022, compared with 7.26% a year earlier and 7.68% at December 31, 2021. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $59 million or $.46 per common share, at March 31, 2022 compared with net unrealized gains of $122 million, or $.95 per common share, at March 31, 2021 and $78 million, or $.60 per common share, at December 31, 2021. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses as of March 31, 2022 and December 31, 2021 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at March 31, 2022 were pre-tax effect unrealized gains of $16 million on securities with an amortized cost of $1.2 billion and pre-tax effect unrealized losses of $95 million on securities with an amortized cost of $4.6 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 12 of Notes to Financial Statements.

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

As of March 31, 2022, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of March 31, 2022, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term. The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at March 31, 2022 and December 31, 2021 as the substantial majority of such investment securities were obligations backed by the U.S. government or its agencies. The Company assessed the potential for expected credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at March 31, 2022 and December 31, 2021, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $58 million and $62 million, respectively, and a fair value of $57 million at each of March 31, 2022 and December 31, 2021. At March 31, 2022, 82% of those mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of March 31, 2022, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities. Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $265 million, or $2.05 per common share, at March 31, 2022, $468 million or $3.64 per common share, at March 31, 2021 and $267 million or $2.08 per common share, at December 31, 2021.

In January 2021 M&T’s Board of Directors authorized a plan to repurchase up to $800 million of shares of M&T’s common stock subject to all applicable regulatory limitations. In February 2022, the Board reaffirmed that plan. There were no repurchases of M&T common stock in 2021 or the first quarter of 2022.

Cash dividends declared on M&T’s common stock totaled $156 million in each of the first quarter of 2022 and the final quarter of 2021, compared with $143 million in the year-earlier quarter. During the fourth quarter of 2021,

M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $1.20 per common share from the previous rate of $1.10 per common share. Cash dividends declared on preferred stock aggregated $22 million in each of the two most recent quarters and $17 million in the first quarter of 2021.

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

The federal bank regulatory agencies have issued rules that allow banks and bank holding companies to phase-in the impact of adopting the expected credit loss accounting model on regulatory capital. Those rules allow banks and bank holding companies to delay for two years the day one impact on retained earnings of adopting the expected loss accounting standard and 25% of the cumulative change in the reported allowance for credit losses subsequent to the initial adoption through the end of 2021, followed by a three-year transition period. M&T and its subsidiary banks adopted these rules and the impact is reflected in the regulatory capital ratios presented herein.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2022 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2022

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	11.66%	11.99%	287.95%
Tier 1 capital	13.36%	11.99%	287.95%
Total capital	15.54%	13.73%	288.34%
Tier 1 leverage	9.36%	8.40%	89.67%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2021.

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

Net income of the Business Banking segment was $41 million during the quarter ended March 31, 2022, compared with $46 million in the year-earlier quarter and $54 million in the fourth quarter of 2021. As compared with the initial 2021 quarter, the decline included a $21 million decrease in net interest income resulting from lower average outstanding balances of loans of $2.1 billion (reflecting repayments of PPP loans by the Small Business Administration) and a narrowing of the net interest margin of 34 basis points. Partially offsetting that decline were higher merchant discount and credit card fees of $3 million, an increase of $2 million in revenues from service charges on deposit accounts, a $3 million decrease in salaries and employee benefit expenses and a lower provision for credit losses of $2 million. The decrease in net income in the recent quarter as compared with the final quarter of 2021 was predominantly due to lower net interest income of $17 million reflecting a narrowing of the net interest margin on loans of 77 basis points (due in part to lower fees recognized on repaid PPP loans).

The Commercial Banking segment contributed net income of $145 million in the recent quarter, compared with $123 million in the year-earlier quarter and $116 million in the fourth quarter of 2021. The 18% improvement in the first quarter of 2022 as compared with the corresponding quarter of 2021 was primarily the result of a $37 million decrease in the provision for credit losses and a $6 million increase in net interest income. The higher net interest income reflected an increase in the net interest margin on loans of 43 basis points, partially offset by lower average outstanding balances of deposits and loans of $3.6 billion and $2.8 billion, respectively. Partially offsetting those factors were a $5 million decline in letter of credit and other credit-related fees (largely loan syndication fees) and higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment of $8 million. As compared with the fourth quarter of 2021, the higher net income in the recent quarter was due to a $38 million decrease in the provision for credit losses and a $4 million increase in net interest income offset, in part, by a $4 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the segment, and a $4 million decline in letter of credit and other credit-related fees (largely loan syndication fees). The higher net interest income reflected a widening of the net interest margin on deposits and loans of 5 basis points and 4 basis points, respectively, partially offset by a decrease in average outstanding deposit balances of $1.5 billion.

Net income of the Commercial Real Estate segment was $98 million in the recent quarter, compared with $71 million in the year-earlier quarter and $131 million in 2021’s fourth quarter. The increase in net income in the recent quarter as compared with the initial 2021 quarter reflects a $40 million decrease in the provision for credit losses, partially offset by a $4 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment, higher personnel-related costs of $2 million, and a $2 million decrease in net interest income. The decline in net interest income was driven by lower average outstanding balances of loans of $2.4 billion, offset by an increase in the average outstanding balances of deposits of $1.4 billion. The decrease in net income in the recent quarter as compared with the final quarter of 2021 resulted from a decrease of $16 million in commercial mortgage banking revenues, reflecting lower origination and servicing income, an increase of $10 million in the provision for credit losses, and a $10 million decline in net interest income, driven by lower average outstanding balances of loans of $1.1 billion and a narrowing of the net interest margin on loans of 7 basis points.

Net income earned by the Discretionary Portfolio segment totaled $35 million during the three-month period ended March 31, 2022, compared with $91 million in the year-earlier period and $45 million in the fourth quarter of 2021. As compared with the first quarter of 2021, the recent quarter’s decline in net income was predominantly due to a $64 million decrease in net interest income that reflected decreased income from interest rate swap agreements utilized as part of the Company’s management of interest rate risk of $44 million. A narrowing of the net interest margin on loans of 137 basis points and a decrease in average outstanding deposit balances also contributed to the lower net interest income. Additionally contributing to the decrease in net income was an $18 million increase in intersegment fees related to the transfer of residential mortgage loans to the Discretionary Portfolio segment from the Residential Mortgage Banking segment. The Company began to retain more originated mortgage loans in portfolio rather than sell such loans late in the third quarter of 2021. The decline in net income in the recent quarter as compared with the immediately preceding quarter resulted from a decrease of $15 million in net interest income that reflected a 31 basis point narrowing of the net interest margin on loans and a decrease in average outstanding deposit balances of $3.0 billion.

The Residential Mortgage Banking segment contributed net income of $29 million in the recent quarter, compared with $50 million in the year-earlier quarter and $47 million in 2021’s fourth quarter. The lower net income in the recent quarter as compared with the initial 2021 quarter was primarily due to lower revenues of $21 million associated with mortgage origination and sales activities (including intersegment revenues), higher servicing-related costs of $7 million and a $5 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment. Partially offsetting those unfavorable factors were increased revenues associated with servicing and sub-servicing residential real estate loans (including intersegment revenues) of $8 million. As compared with the final quarter of 2021, lower net income in the recent quarter was predominantly due to lower revenues of $16 million associated with mortgage origination and sales activities (including intersegment revenues).

Net income of the Retail Banking segment totaled $84 million in the first quarter of 2022, $85 million in the year-earlier quarter and $79 million in the fourth quarter of 2021. The decline in net income in the recent quarter as compared with the year-earlier period reflected a $15 million increase in centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Retail Banking segment, partially offset by higher service charges on deposit accounts of $5 million, an increase in net interest income of $3 million, and a $3 million decrease in the provision for credit losses. The increase in net interest income was due to a rise in average outstanding loan and deposit balances of $1.4 billion and $3.5 billion, respectively, partially offset by a narrowing of the net interest margin on loans and deposits of 13 basis points and 12 basis points, respectively. The Retail Banking segment’s net income was higher in the recent quarter as compared with the preceding quarter predominantly due to $4 million declines in both centrally-allocated expenses associated with support services provided to the Retail Banking segment and advertising and marketing expenses. Those favorable factors were offset, in part, by a decrease in service charges on deposit accounts.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets from the acquisitions of financial institutions, merger-related expenses related to acquisitions (when incurred) and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net losses totaling $70 million for the quarter ended March 31, 2022, $18 million in the year-earlier quarter and $12 million in the fourth quarter of 2021. The net loss in the first quarter of 2022 as compared with the year-earlier quarter reflected an increase in the provision for credit losses of $118 million, partially offset by a $30 million distribution received from BLG (included in other revenues from operations) and lower defined benefit pension-related expenses (included in other costs of operations). As compared with the immediately preceding quarter, the higher net loss in the recent quarter reflected an increase in the provision for credit losses of $56 million and higher seasonal personnel-related costs, partially offset by the reduced defined benefit pension-related expenses.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 16 of Notes to Financial Statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement that does not describe historical or current facts is a forward-looking statement, including statements that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management.

Statements regarding the potential effects of the war in Ukraine, the COVID-19 pandemic and other notable national and global current events on the Company's business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company's control.

Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "target," "estimate," "continue," or "potential," by future conditional verbs such as "will," "would," "should," "could," or "may," or by variations of such words or by similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Also as described further below, statements regarding M&T's expectations or predictions regarding the acquisition of People's United are forward-looking statements, including statements regarding the expected financial results, prospects, targets, goals and outlook.

Future Factors include the impact of the People's United transaction (as described in the next paragraph); the impact of the war in Ukraine; the impact of the COVID-19 pandemic; economic conditions including inflation; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation and/or regulations affecting the financial services industry and/or M&T and its subsidiaries individually or collectively, including tax legislation or regulation; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; containing costs and expenses; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

In addition, Future Factors related to the acquisition of People's United include, among others: the outcome of any legal proceedings that may be instituted against M&T or its subsidiaries; the possibility that the anticipated benefits of the transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company does business; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management's attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships; the Company's success in executing its business plans and strategies and managing the risks involved in the foregoing; the business, economic and political conditions in the markets in which the Company operates; and other factors that may affect future results of the Company.

Future Factors related to the acquisition also include risks, such as, among others: that there could be an adverse effect on the Company's ability to retain customers and retain or hire key personnel and maintain relationships with customers; that integration efforts may be more difficult or time-consuming than anticipated, including in areas such as sales force, cost containment, asset realization, systems integration and other key strategies; that profitability following the combination may be lower than expected including for possible reasons such as lower than expected revenues or higher or unexpected costs, charges or expenses resulting from the transaction; unforeseen risks relating to liabilities of the Company or People's United that may exist; and other factors that may affect future results of the Company.

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

M&T provides further detail regarding these risks, uncertainties and other factors elsewhere in this quarterly report and in other public filings, including the risk factors described in Form 10-K for the year ended December 31, 2021. Forward-looking statements speak only as of the date made, and M&T does not assume any duty, and does not undertake, to update forward-looking statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2022	2021 Quarters
	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$931,490	962,081	996,649	974,090	1,020,695
Interest expense	24,082	24,725	25,696	28,018	35,567
Net interest income	907,408	937,356	970,953	946,072	985,128
Less: provision for credit losses	10,000	(15,000)	(20,000)	(15,000)	(25,000)
Other income	540,887	578,637	569,126	513,633	505,598
Less: other expense	959,741	927,500	899,334	865,345	919,444
Income before income taxes	478,554	603,493	660,745	609,360	596,282
Applicable income taxes	113,146	141,962	161,582	147,559	145,300
Taxable-equivalent adjustment	3,234	3,563	3,703	3,732	3,733
Net income	$362,174	457,968	495,460	458,069	447,249
Net income available to common shareholders-diluted	$339,590	434,171	475,961	438,759	428,093
Per common share data
Basic earnings	$2.63	3.37	3.70	3.41	3.33
Diluted earnings	2.62	3.37	3.69	3.41	3.33
Cash dividends	$1.20	1.20	1.10	1.10	1.10
Average common shares outstanding
Basic	128,945	128,698	128,689	128,671	128,537
Diluted	129,416	128,888	128,844	128,842	128,669
Performance ratios, annualized
Return on
Average assets	.97%	1.15%	1.28%	1.22%	1.22%
Average common shareholders’ equity	8.55%	10.91%	12.16%	11.55%	11.57%
Net interest margin on average earning assets (taxable-equivalent basis)	2.65%	2.58%	2.74%	2.77%	2.97%
Nonaccrual loans to total loans and leases, net of unearned discount	2.32%	2.22%	2.40%	2.31%	1.97%
Net operating (tangible) results (a)
Net operating income (in thousands)	$375,999	475,477	504,030	462,959	457,372
Diluted net operating income per common share	$2.73	3.50	3.76	3.45	3.41
Annualized return on
Average tangible assets	1.04%	1.23%	1.34%	1.27%	1.29%
Average tangible common shareholders’ equity	12.44%	15.98%	17.54%	16.68%	17.05%
Efficiency ratio (b)	64.9%	59.7%	57.7%	58.4%	60.3%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$151,648	157,722	154,037	150,641	148,157
Total tangible assets (c)	147,053	153,125	149,439	146,041	143,554
Earning assets	138,624	144,420	140,420	136,951	134,355
Investment securities	7,724	6,804	6,019	6,211	6,605
Loans and leases, net of unearned discount	92,159	93,250	95,314	98,610	99,356
Deposits	128,055	134,444	131,255	128,413	125,733
Common shareholders’ equity (c)	16,144	15,863	15,614	15,321	15,077
Tangible common shareholders’ equity (c)	11,549	11,266	11,016	10,721	10,474
At end of quarter
Total assets (c)	$149,864	155,107	151,901	150,623	150,481
Total tangible assets (c)	145,269	150,511	147,304	146,023	145,879
Earning assets	137,237	141,990	138,257	137,171	137,367
Investment securities	9,357	7,156	6,448	6,143	6,611
Loans and leases, net of unearned discount	91,808	92,912	93,583	97,113	99,299
Deposits	126,319	131,543	128,701	128,269	128,476
Common shareholders’ equity (c)	16,126	16,153	15,779	15,470	15,197
Tangible common shareholders’ equity (c)	11,531	11,557	11,182	10,870	10,595
Equity per common share	124.93	125.51	122.60	120.22	118.12
Tangible equity per common share	89.33	89.80	86.88	84.47	82.35

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2022	2021 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$362,174	457,968	495,460	458,069	447,249
Amortization of core deposit and other intangible assets (a)	933	1,447	2,028	2,023	2,034
Merger-related expenses (a)	12,892	16,062	6,542	2,867	8,089
Net operating income	$375,999	475,477	504,030	462,959	457,372
Earnings per common share
Diluted earnings per common share	$2.62	3.37	3.69	3.41	3.33
Amortization of core deposit and other intangible assets (a)	.01	.01	.02	.02	.02
Merger-related expenses (a)	.10	.12	.05	.02	.06
Diluted net operating earnings per common share	$2.73	3.50	3.76	3.45	3.41
Other expense
Other expense	$959,741	927,500	899,334	865,345	919,444
Amortization of core deposit and other intangible assets	(1,256)	(1,954)	(2,738)	(2,737)	(2,738)
Merger-related expenses	(17,372)	(21,190)	(8,826)	(3,893)	(9,951)
Noninterest operating expense	$941,113	904,356	887,770	858,715	906,755
Merger-related expenses
Salaries and employee benefits	$87	112	60	4	—
Equipment and net occupancy	1,807	340	1	—	—
Outside data processing and software	252	250	625	244	—
Advertising and marketing	628	337	505	24	—
Printing, postage and supplies	722	186	730	2,049	—
Other costs of operations	13,876	19,965	6,905	1,572	9,951
Other expense	$17,372	21,190	8,826	3,893	9,951
Efficiency ratio
Noninterest operating expense (numerator)	$941,113	904,356	887,770	858,715	906,755
Taxable-equivalent net interest income	$907,408	937,356	970,953	946,072	985,128
Other income	540,887	578,637	569,126	513,633	505,598
Less: Gain (loss) on bank investment securities	(743)	1,426	291	(10,655)	(12,282)
Denominator	$1,449,038	1,514,567	1,539,788	1,470,360	1,503,008
Efficiency ratio	64.9%	59.7%	57.7%	58.4%	60.3%
Balance sheet data (in millions)
Average assets
Average assets	$151,648	157,722	154,037	150,641	148,157
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(3)	(5)	(7)	(10)	(13)
Deferred taxes	1	1	2	3	3
Average tangible assets	$147,053	153,125	149,439	146,041	143,554
Average common equity
Average total equity	$17,894	17,613	17,109	16,571	16,327
Preferred stock	(1,750)	(1,750)	(1,495)	(1,250)	(1,250)
Average common equity	16,144	15,863	15,614	15,321	15,077
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(3)	(5)	(7)	(10)	(13)
Deferred taxes	1	1	2	3	3
Average tangible common equity	$11,549	11,266	11,016	10,721	10,474
At end of quarter
Total assets
Total assets	$149,864	155,107	151,901	150,623	150,481
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(3)	(4)	(6)	(9)	(12)
Deferred taxes	1	1	2	2	3
Total tangible assets	$145,269	150,511	147,304	146,023	145,879
Total common equity
Total equity	$17,876	17,903	17,529	16,720	16,447
Preferred stock	(1,750)	(1,750)	(1,750)	(1,250)	(1,250)
Common equity	16,126	16,153	15,779	15,470	15,197
Goodwill	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(3)	(4)	(6)	(9)	(12)
Deferred taxes	1	1	2	2	3
Total tangible common equity	$11,531	11,557	11,182	10,870	10,595

(a)	After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2022 First Quarter			2021 Fourth Quarter			2021 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$23,305	$207,715	3.61%	$22,330	$205,491	3.65%	$23,730	$236,820	3.96%
Real estate – commercial	34,957	337,100	3.86	36,717	364,795	3.89	37,547	371,150	3.87
Real estate – consumer	15,870	141,001	3.55	16,290	143,675	3.53	16,379	146,898	3.59
Consumer	18,027	188,017	4.23	17,913	194,619	4.31	17,658	193,256	4.34
Total loans and leases, net	92,159	873,833	3.85	93,250	908,580	3.87	95,314	948,124	3.95
Interest-bearing deposits at banks	38,693	18,280	.19	44,316	16,984	.15	39,036	14,922	.15
Federal funds sold and agreements to resell securities	—	—	.71	—	—	.47	—	—	—
Trading account	48	194	1.61	50	202	1.62	51	345	2.71
Investment securities (b)
U.S. Treasury and federal agencies	7,077	35,911	2.06	6,150	32,516	2.10	5,352	30,362	2.25
Obligations of states and political subdivisions	—	3	6.99	—	3	6.82	—	3	6.44
Other	647	3,269	2.05	654	3,796	2.30	667	2,893	1.72
Total investment securities	7,724	39,183	2.06	6,804	36,315	2.12	6,019	33,258	2.19
Total earning assets	138,624	931,490	2.72	144,420	962,081	2.64	140,420	996,649	2.82
Allowance for credit losses	(1,475)			(1,521)			(1,577)
Cash and due from banks	1,448			1,483			1,480
Other assets	13,051			13,340			13,714
Total assets	$151,648			$157,722			$154,037
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$67,267	6,747	.04	$70,518	6,443	.04	$70,976	7,000	.04
Time deposits	2,647	1,397	.21	2,914	2,968	.40	3,061	3,573	.46
Deposits at Cayman Islands office	—	—	—	—	—	—	—	—	—
Total interest-bearing deposits	69,914	8,144	.05	73,432	9,411	.05	74,037	10,573	.06
Short-term borrowings	56	1	.01	58	—	.01	91	2	.01
Long-term borrowings	3,442	15,937	1.88	3,441	15,314	1.77	3,431	15,121	1.75
Total interest-bearing liabilities	73,412	24,082	.13	76,931	24,725	.12	77,559	25,696	.14
Noninterest-bearing deposits	58,141			61,012			57,218
Other liabilities	2,201			2,166			2,151
Total liabilities	133,754			140,109			136,928
Shareholders’ equity	17,894			17,613			17,109
Total liabilities and shareholders’ equity	$151,648			$157,722			$154,037
Net interest spread			2.59			2.52			2.68
Contribution of interest-free funds			.06			.06			.06
Net interest income/margin on earning assets		$907,408	2.65%		$937,356	2.58%		$970,953	2.74%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2021 Second Quarter			2021 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	27,055	219,686	3.26%	27,723	240,961	3.53%
Real estate – commercial	37,419	371,050	3.92	37,609	391,094	4.16
Real estate – consumer	17,022	150,704	3.54	17,404	154,219	3.54
Consumer	17,114	189,254	4.44	16,620	190,038	4.64
Total loans and leases, net	98,610	930,694	3.79	99,356	976,312	3.99
Interest-bearing deposits at banks	32,081	8,711	.11	27,666	6,874	.10
Federal funds sold and agreements to resell securities	—	—	—	678	202	.12
Trading account	49	216	1.76	50	178	1.44
Investment securities (b)
U.S. Treasury and federal agencies	5,525	31,621	2.30	5,920	34,094	2.34
Obligations of states and political subdivisions	1	10	5.77	1	14	5.66
Other	685	2,838	1.66	684	3,021	1.79
Total investment securities	6,211	34,469	2.23	6,605	37,129	2.28
Total earning assets	136,951	974,090	2.85	134,355	1,020,695	3.08
Allowance for credit losses	(1,642)			(1,744)
Cash and due from banks	1,409			1,408
Other assets	13,923			14,138
Total assets	150,641			148,157
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	71,561	8,052	.05	70,458	11,504	.07
Time deposits	3,358	5,085	.61	3,732	7,010	.76
Deposits at Cayman Islands office	50	15	.12	683	185	.11
Total interest-bearing deposits	74,969	13,152	.07	74,873	18,699	.10
Short-term borrowings	61	2	.01	62	2	.01
Long-term borrowings	3,429	14,864	1.74	3,851	16,866	1.78
Total interest-bearing liabilities	78,459	28,018	.14	78,786	35,567	.18
Noninterest-bearing deposits	53,444			50,860
Other liabilities	2,167			2,184
Total liabilities	134,070			131,830
Shareholders’ equity	16,571			16,327
Total liabilities and shareholders’ equity	150,641			148,157
Net interest spread			2.71			2.90
Contribution of interest-free funds			.06			.07
Net interest income/margin on earning assets		946,072	2.77%		985,128	2.97%

(a)	Includes nonaccrual loans.
(b)	Includes available-for-sale securities at amortized cost.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million at March 31, 2022. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A.	Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

January 1 - January 31, 2022	1,117	$169.38	—	$800,000,000
February 1 - February 28, 2022	—	—	—	800,000,000
March 1 - March 31, 2022	—	—	—	800,000,000
Total	1,117	$169.38	—

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

(2)

In January 2021, M&T’s Board of Directors authorized a program to repurchase up to $800 million of common shares, with the exact number, timing, price and terms of such repurchases to be determined at the discretion of management and subject to all regulatory limitations. No common shares were repurchased during 2021, and on February 15, 2022, M&T’s Board of Directors reaffirmed the January 2021 authorization to repurchase up to $800 million of common shares.

Item 3.	Defaults Upon Senior Securities.

(Not applicable.)

Item 4.	Mine Safety Disclosures.

(None.)

Item 5.	Other Information.

(None.)

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

2.1

Amendment No. 1 to the Agreement and Plan of Merger, dated February 21, 2021, by and among M&T Bank Corporation, Bridge Merger Corp., a direct, wholly owned subsidiary of M&T Bank Corporation, and People’s United Financial, Inc. Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of M&T Bank Corporation filed on February 25, 2021.

3.1

Certificate of Amendment to the Restated Certificate of Incorporation of M&T Bank Corporation with Respect to Authorized Capital Stock and Authorized Preferred Stock, dated April 1, 2022. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K of M&T Bank Corporation filed on April 4, 2022.

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of M&T Bank Corporation with Respect to the Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H, dated April 1, 2022. Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K of M&T Bank Corporation filed on April 4, 2022.

10.1

Non-Competition and Non-Solicitation Agreement, dated as of February 21, 2021, by and between John P. Barnes and People’s United Financial, Inc. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of M&T Bank Corporation filed on April 4, 2022.

10.2

Non-Competition and Non-Solicitation Agreement, dated as of February 21, 2021, by and between Kirk W. Walters and People’s United Financial, Inc. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of M&T Bank Corporation filed on April 4, 2022.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 5, 2022	By:	/s/ Darren J. King
Darren J. King
Senior Executive Vice President and Chief Financial Officer