Form 10-Q
period 2022-06-30
M&T BANK CORP
filed 2022-08-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on August 1, 2022: 175,614,006 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share)	2022	2021
Assets
Cash and due from banks	$1,688,274	$1,337,577
Interest-bearing deposits at banks	33,437,454	41,872,304
Federal funds sold and agreements to resell securities	250,250	—
Trading account	133,855	49,745
Investment securities (includes pledged securities that can be sold or repledged of $1,829,142 at June 30, 2022; $96,128 at December 31, 2021)
Available for sale (cost: $8,879,416 at June 30, 2022; $3,849,347 at December 31, 2021)	8,704,955	3,955,804
Held to maturity (fair value: $12,696,115 at June 30, 2022; $2,771,290 at December 31, 2021)	13,373,171	2,734,674
Equity and other securities (cost: $720,530 at June 30, 2022; $461,516 at December 31, 2021)	723,591	465,382
Total investment securities	22,801,717	7,155,860
Loans and leases	128,685,278	93,136,678
Unearned discount	(199,158)	(224,226)
Loans and leases, net of unearned discount	128,486,120	92,912,452
Allowance for credit losses	(1,823,790)	(1,469,226)
Loans and leases, net	126,662,330	91,443,226
Premises and equipment	1,600,172	1,144,765
Goodwill	8,501,357	4,593,112
Core deposit and other intangible assets	245,358	3,998
Accrued interest and other assets	8,712,122	7,506,573
Total assets	$204,032,889	$155,107,160
Liabilities
Noninterest-bearing deposits	$72,375,515	$60,131,480
Savings and interest-checking deposits	92,711,597	68,603,966
Time deposits	5,271,284	2,807,963
Total deposits	170,358,396	131,543,409
Short-term borrowings	1,119,321	47,046
Accrued interest and other liabilities	3,743,278	2,127,931
Long-term borrowings	3,017,363	3,485,369
Total liabilities	178,238,358	137,203,755
Shareholders' equity
Preferred stock, $1.00 par, 20,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at June 30, 2022 and December 31, 2021; Liquidation preference of $10,000 per share: 140,000 shares at June 30, 2022 and December 31, 2021; Liquidation preference of $25 per share: 10,000,000 shares at June 30, 2022	2,010,600	1,750,000
Common stock, $.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at June 30, 2022 and 159,741,898 shares issued at December 31, 2021	89,718	79,871
Common stock issuable, 13,968 shares at June 30, 2022; 15,769 shares at December 31, 2021	1,090	1,212
Additional paid-in capital	9,986,881	6,635,000
Retained earnings	14,808,637	14,646,448
Accumulated other comprehensive income (loss), net	(506,490)	(127,578)
Treasury stock — common, at cost — 3,481,639 shares at June 30, 2022; 31,052,845 shares at December 31, 2021	(595,905)	(5,081,548)
Total shareholders’ equity	25,794,531	17,903,405
Total liabilities and shareholders’ equity	$204,032,889	$155,107,160

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share)	2022	2021	2022	2021
Interest income
Loans and leases, including fees	$1,246,742	$926,965	$2,117,342	$1,899,547
Investment securities
Fully taxable	119,392	34,456	158,524	71,527
Exempt from federal taxes	17,783	10	17,833	65
Deposits at banks	80,773	8,710	99,053	15,584
Other	452	217	646	597
Total interest income	1,465,142	970,358	2,393,398	1,987,320
Interest expense
Savings and interest-checking deposits	27,907	8,052	34,654	19,556
Time deposits	1,227	5,084	2,624	12,094
Deposits at Cayman Islands office	—	16	—	201
Short-term borrowings	3,419	1	3,420	3
Long-term borrowings	20,872	14,865	36,809	31,731
Total interest expense	53,425	28,018	77,507	63,585
Net interest income	1,411,717	942,340	2,315,891	1,923,735
Provision for credit losses	302,000	(15,000)	312,000	(40,000)
Net interest income after provision for credit losses	1,109,717	957,340	2,003,891	1,963,735
Other income
Mortgage banking revenues	82,926	133,313	192,074	272,067
Service charges on deposit accounts	124,170	98,518	225,677	191,295
Trust income	190,084	162,991	359,297	319,013
Brokerage services income	24,138	10,265	44,328	23,378
Trading account and non-hedging derivative gains	2,293	6,502	7,662	12,786
Loss on bank investment securities	(62)	(10,655)	(805)	(22,937)
Other revenues from operations	147,551	112,699	283,754	223,629
Total other income	571,100	513,633	1,111,987	1,019,231
Other expense
Salaries and employee benefits	776,201	479,134	1,353,721	1,020,212
Equipment and net occupancy	124,655	80,848	210,467	163,319
Outside data processing and software	93,820	74,492	173,539	140,243
FDIC assessments	22,585	17,876	38,161	32,064
Advertising and marketing	20,635	13,364	36,659	27,992
Printing, postage and supplies	15,570	11,133	25,720	20,450
Amortization of core deposit and other intangible assets	18,384	2,737	19,640	5,475
Other costs of operations	331,304	185,761	504,988	375,034
Total other expense	1,403,154	865,345	2,362,895	1,784,789
Income before taxes	277,663	605,628	752,983	1,198,177
Income taxes	60,141	147,559	173,287	292,859
Net income	$217,522	$458,069	$579,696	$905,318
Net income available to common shareholders
Basic	$192,236	$438,756	$531,914	$866,848
Diluted	192,236	438,759	531,916	866,852
Net income per common share
Basic	$1.08	$3.41	$3.47	$6.74
Diluted	1.08	3.41	3.45	6.73
Average common shares outstanding
Basic	177,367	128,671	153,290	128,604
Diluted	178,277	128,842	153,981	128,756

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021

Net income	$217,522	$458,069	$579,696	$905,318
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized losses on investment securities	(70,551)	(8,088)	(206,918)	(30,494)
Cash flow hedges adjustments	(58,188)	(47,360)	(172,249)	(114,137)
Foreign currency translation adjustments	(4,264)	145	(5,912)	693
Defined benefit plans liability adjustments	3,898	16,807	6,167	29,996
Total other comprehensive income (loss)	(129,105)	(38,496)	(378,912)	(113,942)
Total comprehensive income	$88,417	$419,573	$200,784	$791,376

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$579,696	$905,318
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	312,000	(40,000)
Depreciation and amortization of premises and equipment	134,949	113,459
Amortization of capitalized servicing rights	50,998	40,147
Amortization of core deposit and other intangible assets	19,640	5,475
Provision for deferred income taxes	(77,346)	55,153
Asset write-downs	3,469	3,243
Net gain on sales of assets	(10,856)	(12,845)
Net change in accrued interest receivable, payable	10,834	(1,048)
Net change in other accrued income and expense	(32,412)	(50,200)
Net change in loans originated for sale	571,879	172,617
Net change in trading account and non-hedging derivative assets and liabilities	920,288	340,392
Net cash provided by operating activities	2,483,139	1,531,711
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	26,286	5,268
Proceeds from maturities of investment securities
Available for sale	467,788	811,795
Held to maturity	572,192	335,976
Purchases of investment securities
Available for sale	(4,588,013)	(2,137)
Held to maturity	(796,312)	(305,633)
Equity and other securities	(26,505)	(19,299)
Net (increase) decrease in loans and leases	(265,684)	1,172,249
Net (increase) decrease in interest-bearing deposits at banks	17,628,196	(10,201,014)
Capital expenditures, net	(87,742)	(44,459)
Net (increase) decrease in loan servicing advances	1,039,029	(417,629)
Acquisition, net of cash consideration
Bank and bank holding company	393,923	—
Other, net	(324,594)	(317,489)
Net cash provided (used) by investing activities	14,038,564	(8,982,372)
Cash flows from financing activities
Net increase (decrease) in deposits	(14,151,849)	8,463,034
Net increase (decrease) in short-term borrowings	(72,595)	31,753
Payments on long-term borrowings	(900,096)	(852,992)
Purchases of treasury stock	(600,000)	—
Dividends paid — common	(369,822)	(283,791)
Dividends paid — preferred	(47,046)	(34,100)
Other, net	(29,598)	(15,518)
Net cash provided (used) by financing activities	(16,171,006)	7,308,386
Net increase (decrease) in cash, cash equivalents and restricted cash	350,697	(142,275)
Cash, cash equivalents and restricted cash at beginning of period	1,337,577	1,552,743
Cash, cash equivalents and restricted cash at end of period	$1,688,274	$1,410,468
Supplemental disclosure of cash flow information
Interest received during the period	$2,416,362	$1,976,059
Interest paid during the period	86,713	79,841
Income taxes paid during the period	231,687	204,259
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$8,800	$3,968
Additions to right-of-use assets under operating leases	31,013	18,182
Acquisition of bank and bank holding company
Common stock issued	8,286,515	—
Common stock awards converted	104,810	—
Fair value of
Assets acquired (noncash)	63,757,316	—
Liabilities assumed	55,499,314	—
Preferred stock converted	260,600	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended June 30, 2022
Balance — April 1, 2022	$1,750,000	$79,871	$1,074	$6,611,659	$14,830,671	$(377,385)	$(5,019,870)	$17,876,020
Total comprehensive income	—	—	—	—	217,522	(129,105)	—	88,417
Acquisition of People's United Financial, Inc.:
Common stock issued	—	9,824	—	3,256,821	—	—	5,019,870	8,286,515
Common stock awards converted	—	—	—	104,810	—	—	—	104,810
Conversion of Series H preferred stock	260,600	—	—	—	—	—	—	260,600
Preferred stock cash dividends (a)	—	—	—	—	(24,941)	—	—	(24,941)
Purchases of treasury stock	—	—	—	—	—	—	(600,000)	(600,000)
Stock-based compensation transactions, net	—	23	16	13,591	(313)	—	4,095	17,412
Common stock cash dividends — $1.20 per share	—	—	—	—	(214,302)	—	—	(214,302)
Balance — June 30, 2022	$2,010,600	$89,718	$1,090	$9,986,881	$14,808,637	$(506,490)	$(595,905)	$25,794,531

Six Months Ended June 30, 2022
Balance — January 1, 2022	$1,750,000	$79,871	$1,212	$6,635,000	$14,646,448	$(127,578)	$(5,081,548)	$17,903,405
Total comprehensive income	—	—	—	—	579,696	(378,912)	—	200,784
Acquisition of People's United Financial, Inc.:
Common stock issued	—	9,824	—	3,256,821	—	—	5,019,870	8,286,515
Common stock awards converted	—	—	—	104,810	—	—	—	104,810
Conversion of Series H preferred stock	260,600	—	—	—	—	—	—	260,600
Preferred stock cash dividends (a)	—	—	—	—	(46,706)	—	—	(46,706)
Purchases of treasury stock	—	—	—	—	—	—	(600,000)	(600,000)
Stock-based compensation transactions, net	—	23	(122)	(9,750)	(643)	—	65,773	55,281
Common stock cash dividends — $2.40 per share	—	—	—	—	(370,158)	—	—	(370,158)
Balance — June 30, 2022	$2,010,600	$89,718	$1,090	$9,986,881	$14,808,637	$(506,490)	$(595,905)	$25,794,531

Three Months Ended June 30, 2021
Balance — April 1, 2021	$1,250,000	$79,871	$1,165	$6,611,150	$13,731,893	$(138,478)	$(5,089,093)	$16,446,508
Total comprehensive income	—	—	—	—	458,069	(38,496)	—	419,573
Preferred stock cash dividends (a)	—	—	—	—	(17,050)	—	—	(17,050)
Stock-based compensation transactions, net	—	—	14	9,378	(201)	—	4,578	13,769
Common stock cash dividends — $1.10 per share	—	—	—	—	(142,496)	—	—	(142,496)
Balance — June 30, 2021	$1,250,000	$79,871	$1,179	$6,620,528	$14,030,215	$(176,974)	$(5,084,515)	$16,720,304

Six Months Ended June 30, 2021
Balance — January 1, 2021	$1,250,000	$79,871	$1,344	$6,617,404	$13,444,428	$(63,032)	$(5,142,732)	$16,187,283
Total comprehensive income	—	—	—	—	905,318	(113,942)	—	791,376
Preferred stock cash dividends (a)	—	—	—	—	(34,100)	—	—	(34,100)
Stock-based compensation transactions, net	—	—	(165)	3,124	(409)	—	58,217	60,767
Common stock cash dividends — $2.20 per share	—	—	—	—	(285,022)	—	—	(285,022)
Balance — June 30, 2021	$1,250,000	$79,871	$1,179	$6,620,528	$14,030,215	$(176,974)	$(5,084,515)	$16,720,304

(a)
For the three-month and six-month periods ended June 30, 2022, dividends per preferred share were: Preferred Series E - $16.125 and $32.25, respectively; Preferred Series F - $128.125 and $256.25, respectively; Preferred Series G - $125.00 and $250.00 respectively; and Preferred Series I - $87.50 and $181.81, respectively. Dividends per preferred share for the converted Preferred Series H were $0.3516 for the three-month period ended June 30, 2022. Dividends per preferred share for the three-month and six-month periods ended June 30, 2021 were: Preferred Series E - $16.125 and $32.25, respectively; Preferred Series F - $128.125 and $256.25, respectively; Preferred Series G - $125.00 and $250.00, respectively.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated interim financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). Following the acquisition of People's United Financial, Inc. ("People's United") on April 1, 2022 and conformance of financial statement presentation, certain reclassifications have been made to prior period amounts to conform with current period presentation. The reclassifications had no effect on previously reported total assets, total liabilities, shareholders' equity or net income. Specifically, the fair values of interest rate and foreign exchange derivative contracts not designated as hedging instruments as presented in note 11 have been included in other assets and other liabilities rather than in trading account assets and liabilities. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented.

2. Acquisition

On April 1, 2022, M&T completed the acquisition of People's United. Through subsidiaries, People's United provided commercial banking, retail banking and wealth management services to individual, corporate and municipal customers through a network of branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. Following the merger, People's United Bank, National Association, a national banking association and a wholly owned subsidiary of People's United, merged with and into Manufacturers and Traders Trust Company ("M&T Bank"), the principal banking subsidiary of M&T, with M&T Bank as the surviving entity. The results of operations acquired from People's United have been included in the Company's financial results since April 1, 2022.

Pursuant to the terms of the merger agreement dated February 22, 2021, People’s United shareholders received consideration valued at .118 of an M&T common share in exchange for each common share of People’s United. The purchase price totaled approximately $8.4 billion (with the price based on M&T’s closing price of $164.66 per share as of April 1, 2022). M&T issued 50,325,004 common shares in completing the transaction. Additionally, People’s United outstanding preferred stock was converted into new shares of Series H Preferred Stock of M&T. The acquisition of People's United expanded the Company's geographical footprint and management expects the Company will benefit from greater geographical diversity and the advantages of scale associated with a larger company.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisition, continued

The People’s United transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and preferred stock converted were recorded at estimated fair value on the acquisition date. The consideration paid for People’s United common equity and the preliminary amounts of identifiable assets acquired, liabilities assumed and preferred stock converted as of the acquisition date follows.

(In thousands)
Consideration:
Common stock issued (50,325,004 shares)	$8,286,515
Common stock awards converted	104,810
Cash	1,824
Total consideration	8,393,149

Net assets acquired:
Identifiable assets
Cash and due from banks	395,747
Interest-bearing deposits at banks	9,193,346
Investment securities	11,574,689
Loans and leases	35,840,648
Core deposit and other intangible assets	261,000
Other assets	2,979,388
Total identifiable assets acquired	60,244,818
Liabilities and preferred stock
Deposits	52,967,915
Borrowings	1,389,012
Other liabilities	1,142,387
Total liabilities assumed	55,499,314
Preferred stock	260,600
Total liabilities and preferred stock	55,759,914
Net assets acquired	4,484,904
Goodwill	$3,908,245

The following is a description of the methodologies used to estimate the fair values of the significant assets acquired, liabilities assumed and preferred stock converted at the acquisition date:

Cash and due from banks and interest-bearing deposits in banks: Given the short-term nature of these assets, the carrying amount was determined to be a reasonable estimate of fair value.

Investment securities: Investment securities have been determined using quoted market prices, if available. If quoted market prices were not available, investment securities were valued by reference to quoted prices for similar securities or through model-based techniques.

Loans and leases: The fair values of loans and leases were generally based on a discounted cash flow methodology that considered market interest rates, expected credit losses, prepayment assumptions and other market factors for loans with similar characteristics including loan type, collateral, fixed or variable interest rate and credit risk characteristics. Expected credit losses were determined based on credit characteristics and other factors such as default and recovery rates of similar products.

Core deposit and other intangible assets: The core deposit intangible asset represents the value of certain customer deposit relationships. The fair value of the core deposit intangible asset was based on a discounted cash flow methodology that considered expected customer attrition rates, costs associated with maintaining the deposit relationships and alternative funding costs. Other intangible assets were also valued using expected and contractual cash flows.

Deposits: The fair value of deposits with no maturity date was determined to be the amount payable on demand at the acquisition date. The fair value of time deposits was determined by discounting contractual cash flows, that considered market interest rates in relation to contractual interest rates for instruments with like remaining maturities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisition, continued

Borrowings: The fair value of borrowings was determined using quoted market prices for the instrument, if available. If quoted market prices for the instrument were not available, similar instruments with quoted market prices were referenced.

Preferred stock: The fair value of preferred stock converted was determined using quoted market prices.

GAAP requires loans and leases obtained through an acquisition that have experienced a more-than-insignificant deterioration in credit quality since origination be considered purchased credit deteriorated (“PCD”). The Company considered several factors in the determination of PCD loans, including loan grades assigned to acquired commercial loans and leases and commercial real estate loans utilizing the Company's loan grading system and delinquency status and history for acquired loans backed by residential real estate. Loans and leases acquired from People's United and identified as PCD totaled $3.4 billion at April 1, 2022. For those loans and leases, the initial estimate of expected credit losses of $99 million was established through an adjustment to increase both the initial carrying value and allowance for credit losses. GAAP also provides that an allowance for credit losses on loans acquired, but not classified as PCD, also be recognized. Accordingly, the Company recorded $242 million of provision for credit losses for non-PCD acquired loans and leases at the acquisition date. The following table reconciles the unpaid principal balance to the fair value of PCD loans and leases at April 1, 2022:

Total

Unpaid principal balance (a)	$3,410,506
Allowance for credit losses at acquisition (a)	(99,000)
Non-credit discount	(106,814)
Fair value	$3,204,692

(a)
The unpaid principal balance and allowance for credit losses at acquisition is net of charge-offs of $33 million recognized on the PCD loans.

In connection with the acquisition, the Company recorded approximately $3.9 billion of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, and $261 million of core deposit and other intangible assets. The core deposit and other intangible assets are being amortized over periods of three to seven years. The preliminary allocation of goodwill recorded as a result of the acquisition to the Company’s reportable segments is as follows:

	December 31, 2021	Acquisition of People's United	June 30, 2022
	(In thousands)

Business Banking	$864,366	$693,905	$1,558,271
Commercial Banking	1,401,873	2,686,253	4,088,126
Commercial Real Estate	654,389	291,217	945,606
Discretionary Portfolio	—	—	—
Residential Mortgage Banking	—	—	—
Retail Banking	1,309,191	221,196	1,530,387
All Other	363,293	15,674	378,967
Total	$4,593,112	$3,908,245	$8,501,357

Included in the Consolidated Statement of Income from the acquisition date through June 30, 2022 are total revenues of approximately $492 million and a net loss of approximately $176 million from the results of the acquired assets and assumed liabilities of People's United. Due to the integration of certain People's United operating systems and activities into those of the Company, the Company's ability to report on the former operations of People's United is inherently limited and will likely not be practical in future periods.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisition, continued

The following table presents certain pro forma information as if People’s United had been acquired on January 1, 2021. These results combine the historical results of People’s United into the Company’s consolidated statement of income and, while adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place as indicated. For example, merger-related expenses noted below are included in the periods where such expenses were incurred. Additionally, the Company expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow:

	Pro forma		Pro forma
	Six Months Ended June 30,		Three Months Ended June 30
	2022	2021	2021
	(In thousands)		(In thousands)
Total revenues(a)	$3,900,483	$4,001,902	$1,982,458
Net income	757,459	1,104,961	657,899

(a)
Represents the total of net interest income and other income.

In connection with the People’s United acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services and other temporary help fees associated with preparing for systems conversions and/or integration of operations; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former People’s United employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices. The Company expects that there will be additional merger-related expenses in 2022. A summary of merger-related expenses included in the consolidated statement of income follows.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Salaries and employee benefits	$85,299	$4	$85,386	$4
Equipment and net occupancy	502	—	2,309	—
Outside data processing software	716	244	968	244
Advertising and marketing	1,199	24	1,827	24
Printing, postage and supplies	2,460	2,049	3,182	2,049
Other cost of operations	132,633	1,572	146,509	11,523
Other expense	$222,809	$3,893	$240,181	$13,844

The Company also recognized a $242 million provision for credit losses on acquired loans that were not deemed to be PCD on April 1, 2022. GAAP requires that acquired loans be recorded at estimated fair value, which includes the use of interest rate and expected credit loss assumptions to forecast estimated cash flows. GAAP also provides that an allowance for credit losses on loans acquired, but not classified as PCD also be recognized above and beyond the impact of forecasted losses used in determining the fair value of acquired loans. Accordingly, the Company recorded a $242 million provision for credit losses related to such loans obtained in the People's United transaction.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$5,273,377	$1,568	$92,374	$5,182,571
Mortgage-backed securities:
Government issued or guaranteed
Commercial	617,359	—	2,575	614,784
Residential	2,799,742	2,079	75,052	2,726,769
Other debt securities	188,938	433	8,540	180,831
	8,879,416	4,080	178,541	8,704,955
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,337,395	—	18,339	1,319,056
Obligations of states and political subdivisions	2,735,757	53	108,197	2,627,613
Mortgage-backed securities:
Government issued or guaranteed
Commercial	934,161	—	47,527	886,634
Residential	8,308,155	116	503,293	7,804,978
Privately issued	55,397	10,335	10,204	55,528
Other debt securities	2,306	—	—	2,306
	13,373,171	10,504	687,560	12,696,115
Total debt securities	$22,252,587	$14,584	$866,101	$21,401,070
Equity and other securities:
Readily marketable equity — at fair value	$98,811	$5,189	$2,128	$101,872
Other — at cost	621,719	—	—	621,719
Total equity and other securities	$720,530	$5,189	$2,128	$723,591

December 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$682,267	$229	$3,806	$678,690
Mortgage-backed securities:
Government issued or guaranteed
Residential	3,042,771	113,102	561	3,155,312
Other debt securities	124,309	1,974	4,481	121,802
	3,849,347	115,305	8,848	3,955,804
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,052	—	9	3,043
Obligations of states and political subdivisions	177	2	—	179
Mortgage-backed securities:
Government issued or guaranteed
Residential	2,667,328	49,221	8,376	2,708,173
Privately issued	61,555	10,520	14,742	57,333
Other debt securities	2,562	—	—	2,562
	2,734,674	59,743	23,127	2,771,290
Total debt securities	$6,584,021	$175,048	$31,975	$6,727,094
Equity and other securities:
Readily marketable equity — at fair value	$73,774	$4,460	$594	$77,640
Other — at cost	387,742	—	—	387,742
Total equity and other securities	$461,516	$4,460	$594	$465,382

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and six-month periods ended June 30, 2022 and 2021. Unrealized losses on equity securities were less than $1 million during the three months and six months ended June 30, 2022, compared with unrealized losses on equity securities of $11 million and $23 million during the three months and six months ended June 30, 2021, respectively.

At June 30, 2022, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$8,067	$8,024
Due after one year through five years	5,344,779	5,251,402
Due after five years through ten years	79,469	77,014
Due after ten years	30,000	26,962
	5,462,315	5,363,402
Mortgage-backed securities available for sale	3,417,101	3,341,553
	$8,879,416	$8,704,955
Debt securities held to maturity:
Due in one year or less	$382,222	$381,067
Due after one year through five years	1,180,314	1,162,783
Due after five years through ten years	946,218	928,727
Due after ten years	1,566,704	1,476,398
	4,075,458	3,948,975
Mortgage-backed securities held to maturity	9,297,713	8,747,140
	$13,373,171	$12,696,115

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of June 30, 2022 and December 31, 2021 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$4,852,107	$92,364	$290	$10
Mortgage-backed securities:
Government issued or guaranteed
Commercial	614,784	2,575	—	—
Residential	2,504,958	74,368	18,856	684
Other debt securities	106,106	2,451	67,567	6,089
	8,077,955	171,758	86,713	6,783
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,319,056	18,339	—	—
Obligations of states and political subdivisions	2,577,044	108,197	—	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	869,648	47,527	—	—
Residential	7,787,763	503,207	1,083	86
Privately issued	—	—	38,272	10,204
	12,553,511	677,270	39,355	10,290
Total	$20,631,466	$849,028	$126,068	$17,073

December 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$598,566	$3,806	$—	$—
Mortgage-backed securities:
Government issued or guaranteed
Residential	10,111	54	20,824	507
Other debt securities	3,760	74	66,419	4,407
	612,437	3,934	87,243	4,914
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,043	9	—	—
Mortgage-backed securities:
Government issued or guaranteed
Residential	1,372,236	8,356	1,251	20
Privately issued	—	—	43,692	14,742
	1,375,279	8,365	44,943	14,762
Total	$1,987,716	$12,299	$132,186	$19,676

The Company owned 3,914 individual debt securities with aggregate gross unrealized losses of $866 million at June 30, 2022. Based on a review of each of the securities in the investment securities portfolio at June 30, 2022, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2022, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At June 30, 2022, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $622 million of cost method equity securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at June 30, 2022 or December 31, 2021.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of June 30, 2022 and December 31, 2021 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
June 30, 2022
Commercial, financial, leasing, etc.	$38,521,001	133,014	12,165	442,496	$39,108,676
Real estate:
Commercial	35,601,423	243,578	34,815	1,476,658	37,356,474
Residential builder and developer	1,368,677	1,219	—	518	1,370,414
Other commercial construction	7,877,882	117,323	—	73,046	8,068,251
Residential	20,476,197	345,622	473,541	331,376	21,626,736
Residential — limited documentation	1,014,151	13,612	—	112,608	1,140,371
Consumer:
Home equity lines and loans	4,959,003	21,243	—	79,445	5,059,691
Recreational finance	8,403,078	32,654	—	33,414	8,469,146
Automobile	4,369,475	32,220	—	36,266	4,437,961
Other	1,786,347	11,734	3,141	47,178	1,848,400
Total	$124,377,234	952,219	523,662	2,633,005	$128,486,120

December 31, 2021
Commercial, financial, leasing, etc.	$23,101,810	142,208	8,284	221,022	$23,473,324
Real estate:
Commercial	24,712,643	319,099	31,733	1,069,280	26,132,755
Residential builder and developer	1,400,437	2,904	—	3,005	1,406,346
Other commercial construction	7,722,049	17,175	—	111,405	7,850,629
Residential	13,294,872	239,561	920,080	355,858	14,810,371
Residential — limited documentation	1,124,520	16,666	—	122,888	1,264,074
Consumer:
Home equity lines and loans	3,476,617	15,486	—	70,488	3,562,591
Recreational finance	7,985,173	40,544	—	27,811	8,053,528
Automobile	4,604,772	40,064	—	34,037	4,678,873
Other	1,620,147	12,223	3,302	44,289	1,679,961
Total	$89,043,040	845,930	963,399	2,060,083	$92,912,452

At June 30, 2022 and December 31, 2021, the Company had $109 million and $1.2 billion, respectively, of outstanding loan balances, consisting predominantly of residential real estate loans, for which COVID-19 related payment deferrals were granted. Those loans met the criteria described in note 1 of Notes to Financial Statements in the 2021 Annual Report and, accordingly, are not considered past due or otherwise in default of loan terms as of the date presented. Included in those loan balances were $55 million and $974 million of government-guaranteed loans at June 30, 2022 and December 31, 2021, respectively. Payment deferrals are generally scheduled to expire in 2022 and/or are in the process of formal modification of repayment terms for previously deferred payments.

One-to-four family residential mortgage loans held for sale were $65 million and $474 million at June 30, 2022 and December 31, 2021, respectively. Commercial real estate loans held for sale were $255 million at June 30, 2022 and $425 million at December 31, 2021.

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

The following table summarizes the loan grades applied at June 30, 2022 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$4,040,770	5,910,000	2,707,274	2,245,712	1,185,986	2,423,902	18,131,082	96,966	$36,741,692
Criticized accrual	104,872	308,238	174,456	161,455	89,976	301,823	763,106	20,562	1,924,488
Criticized nonaccrual	8,108	32,438	43,509	48,561	43,645	67,201	181,671	17,363	442,496
Total commercial, financial, leasing, etc.	$4,153,750	6,250,676	2,925,239	2,455,728	1,319,607	2,792,926	19,075,859	134,891	$39,108,676

Real estate:
Commercial:
Loan grades:
Pass	$1,968,740	3,517,917	3,331,058	4,713,994	3,623,085	12,157,321	909,783	42,152	$30,264,050
Criticized accrual	9,416	292,974	610,198	1,016,273	1,185,485	2,474,002	26,295	1,123	5,615,766
Criticized nonaccrual	—	12,474	170,587	255,973	187,443	819,543	30,297	341	1,476,658
Total commercial real estate	$1,978,156	3,823,365	4,111,843	5,986,240	4,996,013	15,450,866	966,375	43,616	$37,356,474

Residential builder and developer:
Loan grades:
Pass	$359,601	533,300	49,295	44,867	45,839	13,118	184,013	—	$1,230,033
Criticized accrual	—	651	7,302	109,851	14,351	7,038	670	—	139,863
Criticized nonaccrual	—	—	—	518	—	—	—	—	518
Total residential builder and developer	$359,601	533,951	56,597	155,236	60,190	20,156	184,683	—	$1,370,414

Other commercial construction:
Loan grades:
Pass	$296,748	1,362,467	1,727,216	1,749,121	447,298	421,217	41,528	9,890	$6,055,485
Criticized accrual	1,987	76,778	197,643	868,248	529,883	257,535	7,646	—	1,939,720
Criticized nonaccrual	—	2,068	96	17,896	12,827	35,700	4,459	—	73,046
Total other commercial construction	$298,735	1,441,313	1,924,955	2,635,265	990,008	714,452	53,633	9,890	$8,068,251

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at June 30, 2022 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$2,774,781	4,133,015	2,824,197	1,469,655	819,846	8,410,042	44,082	579	$20,476,197
30-89 days past due	19,586	31,097	19,219	11,035	13,304	251,381	—	—	345,622
Accruing loans past due 90 days or more	1,573	35,314	35,571	12,747	18,253	368,243	1,840	—	473,541
Nonaccrual	267	5,913	7,586	13,513	5,442	297,888	767	—	331,376
Total residential	$2,796,207	4,205,339	2,886,573	1,506,950	856,845	9,327,554	46,689	579	$21,626,736

Residential - limited documentation:
Current	$—	—	—	—	—	1,014,151	—	—	$1,014,151
30-89 days past due	—	—	—	—	—	13,612	—	—	13,612
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	112,608	—	—	112,608
Total residential - limited documentation	$—	—	—	—	—	1,140,371	—	—	$1,140,371

Consumer:
Home equity lines and loans:
Current	$12,764	3,567	4,086	21,813	40,687	175,799	3,319,575	1,380,712	$4,959,003
30-89 days past due	—	—	—	488	76	1,779	708	18,192	21,243
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	15	58	—	357	6,531	4,681	67,803	79,445
Total home equity lines and loans	$12,764	3,582	4,144	22,301	41,120	184,109	3,324,964	1,466,707	$5,059,691

Recreational finance:
Current	$1,486,689	2,545,464	1,790,423	1,090,205	555,622	934,675	—	—	$8,403,078
30-89 days past due	1,792	6,019	6,605	6,373	4,398	7,467	—	—	32,654
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	101	3,646	7,195	6,395	5,177	10,900	—	—	33,414
Total recreational finance	$1,488,582	2,555,129	1,804,223	1,102,973	565,197	953,042	—	—	$8,469,146

Automobile:
Current	$712,715	1,867,711	873,582	501,358	244,089	170,020	—	—	$4,369,475
30-89 days past due	1,686	7,833	5,534	6,587	4,816	5,764	—	—	32,220
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	193	5,425	6,912	8,213	6,879	8,644	—	—	36,266
Total automobile	$714,594	1,880,969	886,028	516,158	255,784	184,428	—	—	$4,437,961

Other:
Current	$130,873	204,244	75,125	53,379	15,123	61,664	1,244,637	1,302	$1,786,347
30-89 days past due	1,537	1,326	409	268	137	1,027	6,539	491	11,734
Accruing loans past due 90 days or more	—	—	—	—	—	147	2,994	—	3,141
Nonaccrual	1,368	522	310	278	112	278	44,200	110	47,178
Total other	$133,778	206,092	75,844	53,925	15,372	63,116	1,298,370	1,903	$1,848,400

Total loans and leases at June 30, 2022	$11,936,167	20,900,416	14,675,446	14,434,776	9,100,136	30,831,020	24,950,573	1,657,586	$128,486,120

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Changes in the allowance for credit losses for the three months ended June 30, 2022 and 2021 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2022
Beginning balance	$307,055	539,444	72,581	553,279	$1,472,359
Allowance on acquired PCD loans	41,003	55,812	1,833	352	99,000
Provision for credit losses (a)	95,917	120,277	50,168	35,638	302,000
Net charge-offs
Charge-offs (b)	(37,925)	(8,796)	(2,863)	(26,030)	(75,614)
Recoveries	8,423	1,656	2,607	13,359	26,045
Net charge-offs	(29,502)	(7,140)	(256)	(12,671)	(49,569)
Ending balance	$414,473	708,393	124,326	576,598	$1,823,790

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2021
Beginning balance	$328,994	716,098	89,789	501,325	$1,636,206
Provision for credit losses	15,100	(24,805)	(12,069)	6,774	(15,000)
Net charge-offs
Charge-offs	(40,095)	(12,523)	(2,262)	(25,489)	(80,369)
Recoveries	10,853	1,193	2,411	19,834	34,291
Net (charge-offs) recoveries	(29,242)	(11,330)	149	(5,655)	(46,078)
Ending balance	$314,852	679,963	77,869	502,444	$1,575,128

(a)
Includes $242 million related to non-PCD acquired loans for the three months ended June 30, 2022.
(b)
For the three months ended June 30, 2022, net charge-offs do not reflect $33 million of charge-offs related to PCD acquired loans.

Changes in the allowance for credit losses for the six months ended June 30, 2022 and 2021 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2022
Beginning balance	$283,899	557,239	71,726	556,362	$1,469,226
Allowance on acquired PCD loans	41,003	55,812	1,833	352	99,000
Provision for credit losses (a)	124,642	89,339	51,888	46,131	312,000
Net charge-offs
Charge-offs (b)	(57,159)	(10,596)	(6,835)	(52,062)	(126,652)
Recoveries	22,088	16,599	5,714	25,815	70,216
Net (charge-offs) recoveries	(35,071)	6,003	(1,121)	(26,247)	(56,436)
Ending balance	$414,473	708,393	124,326	576,598	$1,823,790

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2021
Beginning balance	$405,846	670,719	103,590	556,232	$1,736,387
Provision for credit losses	(57,318)	74,666	(25,504)	(31,844)	(40,000)
Net charge-offs
Charge-offs	(67,040)	(73,175)	(4,661)	(58,418)	(203,294)
Recoveries	33,364	7,753	4,444	36,474	82,035
Net charge-offs	(33,676)	(65,422)	(217)	(21,944)	(121,259)
Ending balance	$314,852	679,963	77,869	502,444	$1,575,128

(a)
Includes $242 million related to non-PCD acquired loans for the six months ended June 30, 2022.
(b)
For the six months ended June 30, 2022, net charge-offs do not reflect $33 million of charge-offs related to PCD acquired loans.
Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of June 30, 2022 and December 31, 2021, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

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

The Company’s reserve for off-balance sheet credit exposures was not material at June 30, 2022 and December 31, 2021.

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and six-month periods ended June 30, 2022 and 2021 follows.

	June 30, 2022			March 31, 2022	January 1, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$278,396	$164,100	$442,496	$275,146	$221,022	$2,121	$15,715
Real estate:
Commercial	397,536	1,079,122	1,476,658	1,157,686	1,069,280	1,754	7,885
Residential builder and developer	518	—	518	2,916	3,005	259	1,687
Other commercial construction	36,345	36,701	73,046	50,855	111,405	2,750	3,376
Residential	175,019	156,357	331,376	341,671	355,858	6,797	13,338
Residential — limited documentation	70,718	41,890	112,608	123,512	122,888	31	227
Consumer:
Home equity lines and loans	30,328	49,117	79,445	71,489	70,488	1,813	2,622
Recreational finance	26,530	6,884	33,414	31,546	27,811	161	322
Automobile	31,970	4,296	36,266	35,350	34,037	37	75
Other	47,040	138	47,178	44,060	44,289	92	184
Total	$1,094,400	$1,538,605	$2,633,005	$2,134,231	$2,060,083	$15,815	$45,431

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	June 30, 2021			March 31, 2021	January 1, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Amortized Cost	Interest Income Recognized	Interest Income Recognized
	(In thousands)

Commercial, financial, leasing, etc.	$210,294	$119,746	$330,040	$295,069	$306,827	$2,930	$6,015
Real estate:
Commercial	366,166	715,380	1,081,546	824,079	775,894	604	2,262
Residential builder and developer	1,093	13,459	14,552	1,224	1,094	—	33
Other commercial construction	20,717	113,041	133,758	126,225	114,039	274	315
Residential	191,965	180,179	372,144	385,508	365,729	6,296	10,794
Residential — limited documentation	85,683	51,000	136,683	143,069	147,170	157	236
Consumer:
Home equity lines and loans	38,860	37,851	76,711	79,188	79,392	993	1,945
Recreational finance	16,620	6,656	23,276	27,218	25,519	159	314
Automobile	27,609	3,481	31,090	38,219	39,404	48	97
Other	42,096	161	42,257	37,307	38,231	143	323
Total	$1,001,103	$1,240,954	$2,242,057	$1,957,106	$1,893,299	$11,604	$22,334

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

The tables that follow summarize the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and six-month periods ended June 30, 2022 and 2021:

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Three Months Ended June 30, 2022	(Dollars in thousands)

Commercial, financial, leasing, etc.	40	$36,983	$31,514	$9	$700	$5,963	$38,186
Real estate:
Commercial	13	2,816	1,454	—	—	1,330	2,784
Residential	67	18,481	14,284	—	—	5,038	19,322
Residential — limited documentation	—	—	—	—	—	—	—
Consumer:
Home equity lines and loans	33	2,633	2,597	—	—	93	2,690
Recreational finance	170	6,204	6,204	—	—	—	6,204
Automobile	529	9,771	9,771	—	—	—	9,771
Other	65	465	465	—	—	—	465
Total	917	$77,353	$66,289	$9	$700	$12,424	$79,422

Three Months Ended June 30, 2021

Commercial, financial, leasing, etc.	89	$70,749	$11,439	$—	$222	$58,787	$70,448
Real estate:
Commercial	35	143,141	7,370	—	28,356	106,435	142,161
Other commercial construction	3	542	532	—	—	—	532
Residential	117	34,041	29,573	—	—	4,290	33,863
Residential — limited documentation	3	405	405	—	—	—	405
Consumer:
Home equity lines and loans	16	1,970	1,970	—	—	—	1,970
Recreational finance	34	1,119	1,119	—	—	—	1,119
Automobile	94	1,502	1,502	—	—	—	1,502
Other	101	836	836	—	—	—	836
Total	492	$254,305	$54,746	$—	$28,578	$169,512	$252,836

(a)
Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Six Months Ended June 30, 2022	(Dollars in thousands)

Commercial, financial, leasing, etc.	77	$46,986	$38,434	$9	$754	$8,743	$47,940
Real estate:
Commercial	30	10,398	5,830	—	2,101	2,185	10,116
Residential	164	42,532	29,727	—	—	14,999	44,726
Residential — limited documentation	5	1,076	894	—	—	193	1,087
Consumer:
Home equity lines and loans	68	4,783	4,585	—	—	265	4,850
Recreational finance	347	12,201	12,194	—	—	—	12,194
Automobile	1,063	20,034	20,004	—	—	—	20,004
Other	98	799	799	—	—	—	799
Total	1,852	$138,809	$112,467	$9	$2,855	$26,385	$141,716

Six Months Ended June 30, 2021

Commercial, financial, leasing, etc.	182	$124,482	$36,092	$—	$222	$87,291	$123,605
Real estate:
Commercial	68	170,011	18,530	—	30,570	118,857	167,957
Other commercial construction	3	542	532	—	—	—	532
Residential	240	73,624	68,130	—	—	5,407	73,537
Residential — limited documentation	13	1,521	1,464	—	—	—	1,464
Consumer:
Home equity lines and loans	42	3,685	3,456	—	—	174	3,630
Recreational finance	106	3,331	3,331	—	—	—	3,331
Automobile	370	6,471	6,457	—	—	14	6,471
Other	323	2,270	2,270	—	—	—	2,270
Total	1,347	$385,937	$140,262	$—	$30,792	$211,743	$382,797

(a)
Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Troubled debt restructurings are evaluated for impairment giving consideration to the impact of the modified loan terms on the present value of the loan’s expected cash flows. Impairment of troubled debt restructurings that have subsequently defaulted may also be measured based on the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Charge-offs may also be recognized on troubled debt restructurings that have subsequently defaulted. Loans that were modified as troubled debt restructurings during the twelve months ended June 30, 2022 and 2021 and for which there was a subsequent payment default during the six-month periods ended June 30, 2022 and 2021, respectively, were not material.

The amount of foreclosed residential real estate property held by the Company was $27 million and $24 million at June 30, 2022 and December 31, 2021, respectively. There were $207 million and $151 million at June 30, 2022 and December 31, 2021, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at June 30, 2022, approximately 46% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $534 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at June 30, 2022 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities"). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

On April 18, 2022, M&T Bank, the principal subsidiary of M&T, redeemed $650 million of fixed rate senior notes that were due to mature on May 18, 2022. In addition, $250 million of variable rate senior notes of M&T Bank matured on May 18, 2022.

Short-term borrowings assumed in the People's United acquisition totaled $895 million and included $503 million of 3.65% fixed-rate unsecured senior notes due to mature in December 2022, $390 million of agreements to repurchase securities which consisted of secured overnight transactions with commercial and municipal customers that subsequently matured and $2 million of Federal Home Loan Bank secured advances accruing interest at fixed-rates ranging from .01% to .75% and maturing at various dates through January 2023.

Long-term borrowings assumed in the People's United acquisition totaled $494 million and included $405 million of 4.0% fixed-rate subordinated notes due to mature in July 2024, $78 million of 5.75% fixed-rate subordinated notes due to mature in October 2024 and $11 million of Federal Home Loan Bank secured advances accruing interest at fixed-rates ranging from .01% to 3.00% and maturing at various dates through 2039.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Shareholders’ Equity

M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of June 30, 2022 and December 31, 2021 is presented below:

	June 30, 2022		December 31, 2021
	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series E (a)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $1,000 liquidation preference per share	350,000	$350,000	350,000	$350,000
Series F (b)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	$500,000	50,000	$500,000
Series G (c)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	40,000	$400,000	40,000	$400,000
Series H (d)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $25 liquidation preference per share	10,000,000	$260,600	-	$-
Series I (e)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	$500,000	50,000	$500,000

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
(d)
Dividends, if declared, are paid quarterly at a rate of 5.625% through December 14, 2026 and thereafter will be paid quarterly at a rate of the three-month LIBOR rate plus 4.02%. The shares are redeemable in whole or in part on or after April 1, 2027. Notwithstanding M&T's option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
(e)
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Revenue from contracts with customers

The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At June 30, 2022 and December 31, 2021, the Company had $67 million and $68 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At June 30, 2022 and December 31, 2021, the Company had deferred revenue of $44 million and $45 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month and six-month periods ended June 30, 2022 and 2021 that are subject to the revenue recognition accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended June 30, 2022	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$19,623	29,829	3,742	—	—	68,420	2,556	$124,170
Trust income	—	—	—	—	—	—	190,084	190,084
Brokerage services income	—	—	—	—	—	—	24,138	24,138
Other revenues from operations:
Merchant discount and credit card fees	16,835	16,854	858	—	—	8,024	278	42,849
Other	—	1,259	3,803	871	1,126	7,673	11,758	26,490
	$36,458	47,942	8,403	871	1,126	84,117	228,814	$407,731
Three Months Ended June 30, 2021

Classification in consolidated statement of income
Service charges on deposit accounts	$12,942	24,955	2,898	—	—	56,586	1,137	$98,518
Trust income	—	—	—	—	—	—	162,991	162,991
Brokerage services income	—	—	—	—	—	20	10,245	10,265
Other revenues from operations:
Merchant discount and credit card fees	13,713	14,435	500	—	—	5,908	(454)	34,102
Other	—	1,053	1,926	376	1,447	6,012	9,197	20,011
	$26,655	40,443	5,324	376	1,447	68,526	183,116	$325,887

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Revenue from contracts with customers, continued

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Six Months Ended June 30, 2022	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$34,304	55,400	7,220	—	—	124,767	3,986	$225,677
Trust income	—	—	—	—	—	—	359,297	359,297
Brokerage services income	—	—	—	—	—	—	44,328	44,328
Other revenues from operations:
Merchant discount and credit card fees	29,640	30,313	1,732	—	—	12,534	385	74,604
Other	—	3,162	6,267	1,564	2,855	12,772	24,649	51,269
	$63,944	88,875	15,219	1,564	2,855	150,073	432,645	$755,175
Six Months Ended June 30, 2021

Classification in consolidated statement of income
Service charges on deposit accounts	$25,439	49,250	5,791	—	—	108,038	2,777	$191,295
Trust income	—	—	—	—	—	—	319,013	319,013
Brokerage services income	—	—	—	—	—	20	23,358	23,378
Other revenues from operations:
Merchant discount and credit card fees	23,194	24,842	945	—	—	9,829	(345)	58,465
Other	—	2,011	3,017	760	3,169	11,819	22,145	42,921
	$48,633	76,103	9,753	760	3,169	129,706	366,948	$635,072

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30
	2022	2021	2022	2021
	(In thousands)

Service cost	$4,543	$5,234	$993	$258
Interest cost on projected benefit obligation	22,080	15,502	671	329
Expected return on plan assets	(50,083)	(35,774)	—	—
Amortization of prior service cost (credit)	133	151	(311)	(1,194)
Amortization of net actuarial loss (gain)	5,322	22,359	(416)	(347)
Net periodic cost (benefit)	$(18,005)	$7,472	$937	$(954)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30
	2022	2021	2022	2021
	(In thousands)

Service cost	$8,814	$10,257	$1,225	$506
Interest cost on projected benefit obligation	38,347	30,936	1,026	656
Expected return on plan assets	(87,233)	(71,724)	—	—
Amortization of prior service cost (credit)	258	276	(1,386)	(2,369)
Amortization of net actuarial loss (gain)	9,947	44,509	(741)	(647)
Net periodic cost (benefit)	$(29,867)	$14,254	$124	$(1,854)

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $35 million and $25 million for the three months ended June 30, 2022 and 2021, respectively, and $66 million and $58 million for the six months ended June 30, 2022 and 2021, respectively, and are included in salaries and employee benefits expense.

Prior to 2022, net actuarial losses were generally amortized over the average remaining service periods of active participants in the Company’s defined benefit pension plan. If substantially all of the plan’s participants are inactive, GAAP provides for the average remaining life expectancy of the participants to be used instead of average remaining service period in determining such amortization. Substantially all of the participants in the Company’s defined benefit pension plan were inactive and beginning in 2022 the average remaining life expectancy is now utilized prospectively to amortize the net unrecognized losses. The change increased the amortization period by approximately sixteen years and reduced the amount of amortization of unrecognized losses recorded for the three and six months ended June 30, 2022 from what would have been recorded without such change in amortization period by $9 million and $18 million, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In thousands, except per share)

Income available to common shareholders:
Net income	$217,522	$458,069	$579,696	$905,318
Less: Preferred stock dividends	(24,941)	(17,050)	(46,706)	(34,100)
Net income available to common equity	192,581	441,019	532,990	871,218
Less: Income attributable to unvested stock-based compensation awards	(345)	(2,263)	(1,076)	(4,370)
Net income available to common shareholders	$192,236	$438,756	$531,914	$866,848
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	177,682	129,589	153,612	129,502
Less: Unvested stock-based compensation awards	(315)	(918)	(322)	(898)
Weighted-average shares outstanding	177,367	128,671	153,290	128,604

Basic earnings per common share	$1.08	$3.41	$3.47	$6.74

The computations of diluted earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(In thousands, except per share)

Net income available to common equity	$192,581	$441,019	$532,990	$871,218
Less: Income attributable to unvested stock-based compensation awards	(345)	(2,260)	(1,074)	(4,366)
Net income available to common shareholders	$192,236	$438,759	$531,916	$866,852
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	177,682	129,589	153,612	129,502
Less: Unvested stock-based compensation awards	(315)	(918)	(322)	(898)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	910	171	691	152
Adjusted weighted-average shares outstanding	178,277	128,842	153,981	128,756

Diluted earnings per common share	$1.08	$3.41	$3.45	$6.73

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

Stock-based compensation awards to purchase common stock of M&T representing 573,924 common shares and 345,345 common shares during the three-month and six-month periods ended June 30, 2022, respectively, and 462,342 common shares during each of the three-month and six-month periods ended June 30, 2021 were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2022	$104,691	(360,276)	83,531	$(172,054)		44,476	$(127,578)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(280,918)	—	—	(280,918)		72,691	(208,227)
Foreign currency translation adjustment	—	—	(7,873)	(7,873)		1,961	(5,912)
Unrealized losses on cash flow hedges	—	—	(174,371)	(174,371)		45,129	(129,242)
Total other comprehensive income (loss) before reclassifications	(280,918)	—	(182,244)	(463,162)		119,781	(343,381)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	1,765	—	—	1,765	(a)	(456)	1,309
Gains realized in net income	—	—	—	—	(b)	—	—
Accretion of net gain on terminated cash flow hedges	—	—	(60)	(60)	(c)	17	(43)
Net yield adjustment from cash flow hedges currently in effect	—	—	(57,966)	(57,966)	(a)	15,002	(42,964)
Amortization of prior service credit	—	(1,128)	—	(1,128)	(d)	267	(861)
Amortization of actuarial losses	—	9,206	—	9,206	(d)	(2,178)	7,028
Total other comprehensive income (loss)	(279,153)	8,078	(240,270)	(511,345)		132,433	(378,912)
Balance — June 30, 2022	$(174,462)	(352,198)	(156,739)	$(683,399)		176,909	$(506,490)

Balance — January 1, 2021	$195,386	(650,087)	369,558	$(85,143)		22,111	$(63,032)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(43,732)	—	—	(43,732)		11,596	(32,136)
Foreign currency translation adjustment	—	—	881	881		(188)	693
Unrealized losses on cash flow hedges	—	—	(5,969)	(5,969)		1,565	(4,404)
Total other comprehensive income (loss) before reclassifications	(43,732)	—	(5,088)	(48,820)		12,973	(35,847)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	2,232	—	—	2,232	(a)	(587)	1,645
Gains realized in net income	(4)	—	—	(4)	(b)	1	(3)
Accretion of net gain on terminated cash flow hedges	—	—	(60)	(60)	(c)	17	(43)
Net yield adjustment from cash flow hedges currently in effect	—	—	(148,655)	(148,655)	(a)	38,965	(109,690)
Amortization of prior service credit	—	(2,093)	—	(2,093)	(d)	590	(1,503)
Amortization of actuarial losses	—	43,862	—	43,862	(d)	(12,363)	31,499
Total other comprehensive income (loss)	(41,504)	41,769	(153,803)	(153,538)		39,596	(113,942)
Balance — June 30, 2021	$153,882	(608,318)	215,755	$(238,681)		61,707	$(176,974)

(a)
Included in interest income.
(b)
Included in gain (loss) on bank investment securities.
(c)
Included in interest expense.
(d)
Included in other costs of operations.

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined
	Investment	Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2021	$77,625	$(267,145)	$61,942	$(127,578)
Net gain (loss) during period	(206,918)	6,167	(178,161)	(378,912)
Balance — June 30, 2022	$(129,293)	$(260,978)	$(116,219)	$(506,490)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of June 30, 2022.

The net effect of interest rate swap agreements was to increase net interest income by $25 million and $72 million during the three-month and six-month periods ended June 30, 2022, respectively, and $75 million and $166 million during the three-month and six-month periods ended June 30, 2021, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
June 30, 2022
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,000,000	3.1	3.10%	2.20%	$4,338
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(c)	18,250,000	1.5	1.72%	1.63%	37,079
Total	$19,250,000	1.6			$41,417
December 31, 2021
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	2.3	2.86%	0.74%	$41
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b)(d)	21,700,000	0.6	1.24%	0.09%	(248)
Total	$23,350,000	0.7			$(207)

(a)
Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $24.8mm at June 30, 2022 and a net settlement of gains of $43.5 at December 31, 2021. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $181.5 million at June 30, 2022 and a net settlement of gains of $88.2 million at December 31,2021.
(b)
Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)
Includes notional amount and terms of $3.3 billion of forward-starting interest rate swap agreements that become effective in 2023.
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

Derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $47.9 billion and $32.6 billion at June 30, 2022 and December 31, 2021, respectively. The notional amounts of foreign exchange and other option and futures contracts not designated as hedging instruments aggregated $1.6 billion and $1.1 billion at June 30, 2022 and December 31, 2021, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
	(In thousands)
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$41,417	$258	$—	$465
Commitments to sell real estate loans	13,892	4,044	135	548
	55,309	4,302	135	1,013
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Mortgage-related commitments to originate real estate loans for sale	6,524	11,728	30,705	5,288
Commitments to sell real estate loans	37,090	8,137	3,376	4,108
Other:
Interest rate contracts (b)	121,112	410,056	754,154	76,278
Foreign exchange and other option and futures contracts	23,729	8,230	20,069	7,156
	188,455	438,151	808,304	92,830
Total derivatives	$243,764	$442,453	$808,439	$93,843

(a)
Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)
The impact of variation margin payments at June 30, 2022 and December 31, 2021 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $777.8 million and $54.4 million, respectively, and in a liability position of $18.7 million and $305.1 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended June 30
	2022		2021
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(20,683)	20,762	$154	(78)
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$5,808		$2,771
Foreign exchange and other option and futures contracts (b)	4,493		1,618
Total	$10,301		$4,389

	Amount of Gain (Loss) Recognized
	Six Months Ended June 30
	2022		2021
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(63,956)	63,760	$(32,504)	31,820
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$10,961		$5,979
Foreign exchange and other option and futures contracts (b)	6,239		3,226
Total	$17,200		$9,205

(a)
Reported as an adjustment to interest expense.
(b)
Reported as trading account and non-hedging derivative gains.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$979,471	$1,692,943	$(20,150)	$43,610

The amount of interest income recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was $20 million and $67 million for the three months ended June 30, 2022 and 2021, respectively, and $58 million and $149 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 the unrealized net loss recognized in other comprehensive income related to cash flow hedges was $144 million, of which losses of $18 million, $76 million and $50 million related to interest rate swap agreements maturing in 2022, 2023, and 2025, respectively.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $12 million and $24 million at June 30, 2022 and December 31, 2021, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position and the net liability positions with counterparties which are subject to master netting arrangements was $3 million and $35 million at June 30, 2022 and December 31, 2021, respectively. The Company was required to post collateral relating to those positions of $1 million and $33 million at June 30, 2022 and December 31, 2021, respectively. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt rating were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2022 was not material.

The aggregate fair value of derivative financial instruments in an asset position and the net asset positions with counterparties which are subject to enforceable master netting arrangements was $183 million at June 30, 2022 and $7 million at December 31, 2021. Counterparties posted collateral relating to those positions of $195 million at June 30, 2022 and $6 million at December 31, 2021. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Derivative financial instruments, continued

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $224 million and $132 million at June 30, 2022 and December 31, 2021, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

12. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of June 30, 2022 and December 31, 2021, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $23 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $8.4 billion at June 30, 2022 and $3.0 billion at December 31, 2021. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $1.4 billion, including $538 million of unfunded commitments, at June 30, 2022 and $933 million, including $361 million of unfunded commitments, at December 31, 2021. Contingent commitments to provide additional capital contributions to these partnerships were not material at June 30, 2022. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of June 30, 2022 was $1.7 billion, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $36 million and $57 million of its investments in qualified affordable housing projects to income tax expense during the three-month and six-month periods ended June 30, 2022, respectively, and recognized $42 million and $65 million of tax credits and other tax benefits during those respective periods. Similarly, for the three-month and six-month periods ended June 30, 2021, the Company amortized $19 million and $38 million of its investments in qualified affordable housing projects to income tax expense, respectively, and recognized $22 million and $43 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2022.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

Commitments to originate real estate loans for sale and commitments to sell real estate loans

The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are accounted for as derivative financial instruments and, therefore, are carried at estimated fair value on the consolidated balance sheet. The estimated fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government-sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The estimated fair value of commitments to originate real estate loans for sale are adjusted to reflect the Company's anticipated commitment expirations. The estimated commitment expirations are considered significant unobservable inputs contributing to the Level 3 classification of commitments to originate real estate loans for sale. Significant unobservable inputs used in the determination of estimated fair value of commitments to originate real estate loans for sale are included in the accompanying table of significant unobservable inputs to Level 3 measurements.

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

Non-hedging derivatives

Non-hedging derivatives consist primarily of interest rate contracts and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company's risk with respect to such transactions. The Company generally determines the fair value of its non-hedging derivative assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The following tables present assets and liabilities at June 30, 2022 and December 31, 2021 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2022
Trading account	$133,855	$133,855	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	5,182,571	—	5,182,571	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	614,784	—	614,784	—
Residential	2,726,769	—	2,726,769	—
Other debt securities	180,831	—	180,831	—
	8,704,955	—	8,704,955	—
Equity securities	101,872	91,820	10,052	—
Real estate loans held for sale	319,421	—	319,421	—
Other assets (a)	243,764	—	237,240	6,524
Total assets	$9,503,867	$225,675	$9,271,668	$6,524
Other liabilities (a)	808,439	—	777,734	30,705
Total liabilities	$808,439	$—	$777,734	$30,705

December 31, 2021
Trading account	$49,745	$49,545	$200	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	678,690	—	678,690	—
Mortgage-backed securities:
Government issued or guaranteed
Residential	3,155,312	—	3,155,312	—
Other debt securities	121,802	—	121,802	—
	3,955,804	—	3,955,804	—
Equity securities	77,640	68,850	8,790	—
Real estate loans held for sale	899,282	—	899,282	—
Other assets (a)	442,453	—	430,725	11,728
Total assets	$5,424,924	$118,395	$5,294,801	$11,728
Other liabilities (a)	93,843	—	88,555	5,288
Total liabilities	$93,843	$—	$88,555	$5,288

(a)
Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), interest rate and foreign exchange contracts not designated as hedging instruments (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2022 and 2021 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2022	(In thousands)

Balance — March 31, 2022	$—	$(15,428)
Total gains realized/unrealized:
Included in earnings	—	(6,609)	(a)
Transfers out of Level 3	—	(2,144)	(b)
Balance — June 30, 2022	$—	$(24,181)
Changes in unrealized gains included in earnings related to assets still held at June 30, 2022	$—	$(8,441)	(a)

2021

Balance — March 31, 2021	$16	$13,757
Total gains realized/unrealized:
Included in earnings	—	52,312	(a)
Settlements	(16)	—
Transfers out of Level 3	—	(30,403)	(b)
Balance — June 30, 2021	$—	$35,666
Changes in unrealized gains included in earnings related to assets still held at June 30, 2021	$—	$37,300	(a)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2022 and 2021 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
2022	(In thousands)

Balance — January 1, 2022	$—	$6,440
Total gains realized/unrealized:
Included in earnings	—	(25,309)	(a)
Transfers out of Level 3	—	(5,312)	(b)
Balance — June 30, 2022	$—	$(24,181)
Changes in unrealized gains included in earnings related to assets still held at June 30, 2022	$—	$3,405	(a)

2021

Balance — January 1, 2021	$16	$43,234
Total gains realized/unrealized:
Included in earnings	—	58,337	(a)
Settlements	(16)	—
Transfers out of Level 3	—	(65,905)	(b)
Balance — June 30, 2021	$—	$35,666
Changes in unrealized gains included in earnings related to assets still held at June 30, 2021	$—	$35,492	(a)

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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were in the range of 15% to 90% with a weighted-average of 50% at June 30, 2022. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at June 30, 2022 was 68%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $761 million at June 30, 2022 ($424 million and $337 million of which were classified as Level 2 and Level 3, respectively), $574 million at December 31, 2021 ($340 million and $234 million of which were classified as Level 2 and Level 3, respectively) and $629 million at June 30, 2021 ($386 million and $243 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2022 were decreases of $73 million and $117 million for the three-month and six-month periods ended June 30, 2022, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2021 were decreases of $46 million and $104 million for the three-month and six-month periods ended June 30, 2021, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken into foreclosure of defaulted loans subject to nonrecurring fair value measurement were less than $1 million and $10 million at June 30, 2022 and 2021, respectively. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2022 and 2021.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $123 million and $138 million at June 30, 2022 and December 31, 2021, respectively, required a valuation allowance of $10 million and $24 million, respectively. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 8.81% and 14.64% at June 30, 2022 and December 31, 2021, respectively, and a weighted-average option-adjusted spread of 900 basis points at each date. Changes in fair value recognized for impairment of capitalized servicing rights were decreases in the valuation allowance of $11 million and $14 million, respectively, for the three-month and six-month periods ended June 30, 2022 and an increase in the valuation allowance of $8 million during the three months ended June 30, 2021 and a decrease in the valuation allowance of $1 million during the six months ended June 30, 2021.

Significant unobservable inputs to Level 3 measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at June 30, 2022 and December 31, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs/Assumptions	Range (Weighted- Average)
	(In thousands)
June 30, 2022
Recurring fair value measurements
Net other assets (liabilities) (a)	$(24,181)	Discounted cash flow	Commitment expirations	0% - 93% (3%)

December 31, 2021
Recurring fair value measurements
Net other assets (liabilities) (a)	$6,440	Discounted cash flow	Commitment expirations	0% - 80% (10%)

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

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following tables:

	June 30, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,688,274	1,688,274	1,535,535	152,739	—
Interest-bearing deposits at banks	33,437,454	33,437,454	—	33,437,454	—
Federal funds sold and agreements to resell securities	250,250	250,250	—	250,250	—
Trading account	133,855	133,855	133,855	—	—
Investment securities	22,801,717	22,124,661	91,820	21,977,313	55,528
Loans and leases:
Commercial loans and leases	39,108,676	38,785,142	—	—	38,785,142
Commercial real estate loans	46,795,139	45,504,741	—	254,822	45,249,919
Residential real estate loans	22,767,107	21,579,180	—	11,386,865	10,192,315
Consumer loans	19,815,198	19,630,170	—	—	19,630,170
Allowance for credit losses	(1,823,790)	—	—	—	—
Loans and leases, net	126,662,330	125,499,233	—	11,641,687	113,857,546
Accrued interest receivable	475,776	475,776	—	475,776	—
Financial liabilities:
Noninterest-bearing deposits	$(72,375,515)	(72,375,515)	—	(72,375,515)	—
Savings and interest-checking deposits	(92,711,597)	(92,711,597)	—	(92,711,597)	—
Time deposits	(5,271,284)	(5,270,713)	—	(5,270,713)	—
Short-term borrowings	(1,119,321)	(1,119,321)	—	(1,119,321)	—
Long-term borrowings	(3,017,363)	(2,992,593)	—	(2,992,593)	—
Accrued interest payable	(44,471)	(44,471)	—	(44,471)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(24,181)	(24,181)	—	—	(24,181)
Commitments to sell real estate loans	47,471	47,471	—	47,471	—
Other credit-related commitments	(128,344)	(128,344)	—	—	(128,344)
Interest rate swap agreements used for interest rate risk management	41,417	41,417	—	41,417	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(629,382)	(629,382)	—	(629,382)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Fair value measurements, continued

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,337,577	1,337,577	1,205,269	132,308	—
Interest-bearing deposits at banks	41,872,304	41,872,304	—	41,872,304	—
Trading account	49,745	49,745	49,545	200	—
Investment securities	7,155,860	7,192,476	68,850	7,066,293	57,333
Loans and leases:
Commercial loans and leases	23,473,324	23,285,224	—	—	23,285,224
Commercial real estate loans	35,389,730	34,730,191	—	425,010	34,305,181
Residential real estate loans	16,074,445	16,160,799	—	4,524,018	11,636,781
Consumer loans	17,974,953	18,121,363	—	—	18,121,363
Allowance for credit losses	(1,469,226)	—	—	—	—
Loans and leases, net	91,443,226	92,297,577	—	4,949,028	87,348,549
Accrued interest receivable	335,162	335,162	—	335,162	—
Financial liabilities:
Noninterest-bearing deposits	$(60,131,480)	(60,131,480)	—	(60,131,480)	—
Savings and interest-checking deposits	(68,603,966)	(68,603,966)	—	(68,603,966)	—
Time deposits	(2,807,963)	(2,810,143)	—	(2,810,143)	—
Short-term borrowings	(47,046)	(47,046)	—	(47,046)	—
Long-term borrowings	(3,485,369)	(3,562,223)	—	(3,562,223)	—
Accrued interest payable	(40,866)	(40,866)	—	(40,866)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$6,440	6,440	—	—	6,440
Commitments to sell real estate loans	7,525	7,525	—	7,525	—
Other credit-related commitments	(123,032)	(123,032)	—	—	(123,032)
Interest rate swap agreements used for interest rate risk management	(207)	(207)	—	(207)	—
Interest rate and foreign exchange contracts not designated as hedging instruments	334,852	334,852	—	334,852	—

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

	June 30,	December 31,
	2022	2021
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$8,504,614	$5,693,045
Commercial real estate loans to be sold	568,799	324,943
Other commercial real estate	5,103,425	4,998,631
Residential real estate loans to be sold	69,089	233,257
Other residential real estate	1,178,317	924,211
Commercial and other	31,065,311	22,145,057
Standby letters of credit	2,342,713	2,151,595
Commercial letters of credit	52,816	31,981
Financial guarantees and indemnification contracts	4,103,744	4,211,797
Commitments to sell real estate loans	908,436	1,367,523

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $13.9 billion and $10.8 billion at June 30, 2022 and December 31, 2021, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.9 billion at June 30, 2022 and $4.0 billion at December 31, 2021. There have been no material losses incurred as a result of those credit recourse arrangements.

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are accounted for as derivatives and along with commitments to originate real estate loans to be held for sale are generally recorded in the consolidated balance sheet at estimated fair market value.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Commitments and contingencies, continued

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2022, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of June 30, 2022. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 23 of Notes to Financial Statements in the 2021 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Information about the Company's segments follows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Segment information, continued

	Three Months Ended June 30
	2022			2021
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$203,630	$726	$70,536	$145,098	$794	$41,607
Commercial Banking	343,353	940	130,431	284,659	1,012	111,035
Commercial Real Estate	239,610	259	121,737	200,559	230	86,690
Discretionary Portfolio	89,412	(24,103)	56,085	118,307	(10,079)	78,532
Residential Mortgage Banking	113,874	37,875	9,347	146,682	22,875	30,103
Retail Banking	593,228	(4)	139,431	350,988	281	89,200
All Other	399,710	(15,693)	(310,045)	209,680	(15,113)	20,902
Total	$1,982,817	$—	$217,522	$1,455,973	$—	$458,069

	Six Months Ended June 30
	2022			2021
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$344,976	$1,397	$111,647	$301,001	$1,463	$87,878
Commercial Banking	632,725	1,803	275,039	570,571	1,821	233,673
Commercial Real Estate	441,697	438	219,347	401,402	452	157,962
Discretionary Portfolio	154,139	(51,908)	91,470	252,851	(20,106)	169,078
Residential Mortgage Banking	251,318	75,339	38,311	300,442	45,058	79,714
Retail Banking	948,376	(7)	223,595	697,905	553	174,558
All Other	654,647	(27,062)	(379,713)	418,794	(29,241)	2,455
Total	$3,427,878	$—	$579,696	$2,942,966	$—	$905,318

(a)
Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $10,726,000 and $3,732,000 for the three-month periods ended June 30, 2022 and 2021, respectively, and $13,960,000 and $7,465,000 for the six-month periods ended June 30, 2022 and 2021, respectively, and is eliminated in "All Other" total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of "All Other" total revenues.

	Average Total Assets
	Six Months Ended June 30		Year Ended December 31
	2022	2021	2021
	(In millions)

Business Banking	$7,316	$8,681	$8,007
Commercial Banking	31,632	29,927	28,559
Commercial Real Estate	27,784	25,999	25,628
Discretionary Portfolio	36,292	22,769	22,262
Residential Mortgage Banking	5,014	6,638	6,463
Retail Banking	24,411	17,444	17,897
All Other	47,965	37,948	43,853
Total	$180,414	$149,406	$152,669

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at June 30, 2022 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations. That income totaled $30 million for the three-month period ended March 31, 2022. There was no similar cash distribution during the three-month period ended June 30, 2022 or in the six-month period ended June 30, 2021.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.5 billion and $1.6 billion at June 30, 2022 and December 31, 2021, respectively. Revenues from those servicing rights were $2 million in each of the three-month periods ended June 30, 2022 and 2021, and $4 million for each of the six-month periods ended June 30, 2022 and 2021. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $79.0 billion and $74.7 billion at June 30, 2022 and December 31, 2021, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $44 million and $37 million for the three-month periods ended June 30, 2022 and 2021, respectively, and $86 million and $71 million in the six-month periods ended June 30, 2022 and 2021, respectively. In addition, the Company held $55 million and $62 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2022 and December 31, 2021, respectively, that were securitized by Bayview Financial. At June 30, 2022, the Company held $247 million of Bayview Financial's $1.5 billion syndicated loan facility. Such facility was expanded to $2.0 billion in July 2022, with the Company's portion increasing to $289 million. During the second quarter of 2022 the Company purchased $191 million of residential mortgage loans from Bayview Financial for $184 million.

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
Standards Not Yet Adopted as of June 30, 2022
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in a Business Combination

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

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments require the following disclosures for equity securities subject to contractual sale restrictions:

1. The fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet;

2. The nature and remaining duration of the restriction(s); and

3. The circumstances that could cause a lapse in the restriction(s).

January 1, 2024 Early adoption permitted

The amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption.

The Company does not expect the guidance will have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net income for M&T Bank Corporation (“M&T”) in the second quarter of 2022 was $218 million, compared with $458 million in the corresponding quarter of 2021 and $362 million in the first quarter of 2022. Diluted and basic earnings per common share were each $1.08 in the recent quarter and $3.41 in the second quarter of 2021, compared with $2.62 and $2.63, respectively, in the first quarter of 2022. M&T's second quarter results reflect a full-quarter impact of its April 1, 2022 acquisition of People's United Financial, Inc. ("People's United"). The after-tax impact of merger-related expenses was $346 million ($465 million pre-tax), or $1.94 of basic and diluted earnings per common share in the recent quarter, $3 million ($4 million pre-tax) or $.02 of basic and diluted earnings per common share in the second quarter of 2021 and $13 million ($17 million pre-tax) or $.10 of basic and diluted earnings per common share in the first quarter of 2022. Such expenses were associated with M&T’s acquisition of People’s United, headquartered in Bridgeport, Connecticut, and included professional services and other temporary help fees associated with actual or planned conversions of systems and/or integration of operations, costs related to terminations of existing contractual arrangements to purchase various services, severance, travel costs and an initial provision for credit losses on loans not deemed to be purchased credit deteriorated ("PCD") on April 1, 2022. GAAP requires that acquired loans be recorded at estimated fair value, which includes the use of interest rate and expected credit loss assumptions to forecast estimated cash flows. GAAP also provides that an allowance for credit losses on loans acquired, but not classified as PCD also be recognized. Accordingly, the Company recorded a $242 million provision related to such loans obtained in the People's United transaction. Given the requirement to recognize such losses above and beyond the impact of forecasted losses used in determining the fair value of acquired loans, the Company considers that provision to be a merger-related expense. Net income aggregated $580 million or $3.45 of diluted and $3.47 of basic earnings per common share in the first six months of 2022, compared with $905 million or $6.73 of diluted and $6.74 of basic earnings per common share in the corresponding 2021 period.

The annualized rate of return on average total assets for M&T and its consolidated subsidiaries (“the Company”) in 2022’s second quarter was .42%, compared with 1.22% in the year-earlier quarter and .97% in the first quarter of 2022. The annualized rate of return on average common shareholders’ equity was 3.21% in the recent quarter, 11.55% in the second quarter of 2021 and 8.55% in the initial 2022 quarter. During the six-month period ended June 30, 2022, the annualized rates of return on average assets and average common shareholders’ equity were .65% and 5.34%, respectively, compared with 1.22% and 11.56%, respectively, in the corresponding period of 2021.

On April 1, 2022, the Company closed the acquisition of People's United resulting in the issuance of 50,325,004 common shares. Pursuant to the terms of the merger agreement, People’s United shareholders received consideration valued at .118 of an M&T common share in exchange for each common share of People’s United. The purchase price totaled approximately $8.4 billion (with the price based on M&T’s closing price of $164.66 per share as of April 1, 2022). Additionally, People’s United outstanding preferred stock was converted into new shares of Series H preferred stock of M&T.

The People's United transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. M&T preliminarily recorded assets acquired of $64.2 billion, including $35.8 billion of loans and leases and $11.6 billion of investment securities, and liabilities assumed totaling $55.5 billion, including $53.0 billion of deposits. The transaction added $8.4 billion to M&T's common shareholders' equity and $261 million to preferred equity. In connection with the acquisition the Company recorded $3.9 billion of goodwill and $261 million of core deposit and other intangible assets. The core deposit and other intangible assets are being amortized over periods of three to seven years. The acquisition of People's United forms a banking franchise with more than $200 billion in assets serving communities in the Northeast and Mid-Atlantic from Maine to Virginia, including Washington, D.C. M&T anticipates completing the transfer of financial records of People’s United to M&T’s core operating systems by the end of the third quarter.

In accordance with its capital plan, M&T repurchased 3,505,946 shares of its common stock during the recent quarter at an average cost per share of $171.14 resulting in a total cost of $600 million. On July 19, 2022 the Company's

Board of Directors authorized a program to repurchase of up to $3.0 billion of M&T's common stock. The action replaced the previous program under which the repurchases in the recent quarter were conducted.

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

Net operating income totaled $578 million in the second quarter of 2022, compared with $463 million in the year-earlier quarter and $376 million in the initial 2022 quarter. Diluted net operating earnings per common share in the second quarters of 2022 and 2021 were $3.10 and $3.45, respectively, and $2.73 in the first quarter of 2022. For the first six months of 2022, net operating income and diluted net operating earnings per common share were $954 million and $5.88, respectively, compared with $920 million and $6.84, respectively, in the first half of 2021.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.16%, compared with 1.27% in the second quarter of 2021 and 1.04% in 2022’s first quarter. Net operating income represented an annualized return on average tangible common equity of 14.41% in the second quarter of 2022, 16.68% in the year-earlier quarter and 12.44% in the first quarter of 2022. For the first half of 2022, net operating income represented an annualized return on average tangible assets and average tangible common shareholders’ equity of 1.11% and 13.57%, respectively, compared with 1.28% and 16.68%, respectively, in the corresponding 2021 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Taxable-equivalent net interest income was $1.42 billion in the second quarter of 2022, 50% higher than $946 million recorded in the year-earlier quarter. That increase reflects the impact of $52.8 billion in additional average earning assets predominantly resulting from the People's United transaction, which added $56.6 billion to earning assets on April 1, 2022, and a 24 basis point (hundredths of one percent) expansion of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.01% in the recent quarter from 2.77% in the second quarter of 2021. That increase resulted from higher yields on loans, deposits at the Federal Reserve Bank of New York, and investment securities, partially offset by a 6 basis point increase in the rates paid on interest-bearing liabilities. Taxable-equivalent net interest income in the recent quarter increased $515 million from the first quarter of 2022 reflecting the increase in earning assets acquired in the People's United transaction and an increase in the net interest margin in the recent quarter from 2.65% in the prior quarter.

For the first six months of 2022, taxable-equivalent net interest income was $2.33 billion, up 21% from $1.93 billion in the corresponding 2021 period. The increase was primarily attributable to the higher level of earning assets resulting from the People's United transaction, partially offset by a one basis point narrowing of the net interest margin to 2.86% in the 2022 period from 2.87% in the year-earlier period.

Average loans and leases totaled $127.6 billion in the second quarter of 2022, up $29.0 billion or 29% from $98.6 billion in the similar quarter of 2021. Included in average loans and leases in the recent quarter were loans obtained in the People's United acquisition. Loans acquired from People's United totaled $35.8 billion on the April 1, 2022 acquisition date and consisted of approximately $13.6 billion of commercial loans and leases, $13.5 billion of commercial real estate loans, $7.1 billion of residential real estate loans and $1.6 billion of consumer loans. Including the impact of the acquired loan balances, commercial loans and leases averaged $37.8 billion in the recent quarter, $10.8 billion or 40% higher than in the year-earlier quarter. Partially offsetting the increase from acquired loans was a reduction in average balances of Paycheck Protection Program (“PPP”) loans, reflecting loan repayments by the Small Business Administration. PPP loans averaged $545 million in the second quarter of 2022, compared with $5.7 billion in the second quarter of 2021. Average commercial real estate loans were $47.2 billion in the recent quarter, up $9.8 billion, or 26%, from $37.4 billion in the corresponding quarter of 2021. That increase was predominantly due to the impact of loans obtained in the acquisition of People's United partially offset by a reduction in balances of construction and permanent mortgage loans, reflecting repayments by customers. Included in average commercial real estate loans in the second quarters of 2022 and 2021 were loans held for sale of $192 million and $82 million, respectively. Average residential real estate loans increased $5.7 billion or 34% to $22.8 billion in the second quarter of 2022 from $17.0 billion in the year-earlier quarter. Included in average residential real estate loans were loans held for sale of $226 million in the recent quarter and $685 million in the second quarter of 2021. The growth in residential real estate loans was largely attributable to the acquisition of loans from People's United and the Company's decision in the third quarter of 2021 to retain rather than sell most originated residential mortgage loans. Consumer loans averaged $19.8 billion in the second quarter of 2022, up $2.7 billion, or 16%, from $17.1 billion in the year-earlier quarter, reflecting the impact of loans obtained in the acquisition of People's United (that consisted predominantly of outstanding balances of home equity lines of credit) and growth in average recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) and automobile loans.

Average loan and lease balances in the second quarter of 2022 increased $35.4 billion from $92.2 billion in the first quarter of 2022, predominantly due to the impact of the People's United acquisition. Commercial loan and lease average balances in the recent quarter increased $14.5 billion from $23.3 billion in the first quarter of 2022. Average commercial real estate loans in the second quarter of 2022 increased $12.3 billion from $35.0 billion in the first quarter of 2022. Commercial real estate loans held for sale averaged $234 million in the first quarter of 2022. Average balances of residential real estate loans in the recently completed quarter increased $6.9 billion, from $15.9 billion in 2022’s first quarter. Residential real estate loans held for sale averaged $410 million in the first quarter of 2022. Average consumer loans in the recent quarter increased $1.8 billion from $18.0 billion in 2022’s first quarter. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	Second Quarter	Second Quarter	First Quarter
	2022	2021	2022
	(In millions)

Commercial, financial, etc.	$37,818	40%	62%
Real estate — commercial	47,227	26	35
Real estate — consumer	22,761	34	43
Consumer
Recreational finance	8,323	10	3
Automobile	4,615	5	(3)
Home equity lines and loans	5,042	34	43
Other	1,813	27	9
Total consumer	19,793	16	10
Total	$127,599	29%	38%

For the first six months of 2022, average loans and leases totaled $110.0 billion, up 11%, from $99.0 billion in the corresponding 2021 period. Loans obtained in the People's United acquisition were the predominant factor for that increase offset by lower average balances of PPP loans. Those loans averaged $706 million and $5.7 billion in the first six months of 2022 and 2021, respectively.

The investment securities portfolio averaged $22.4 billion in the second quarter of 2022, up $16.2 billion from $6.2 billion in the year-earlier quarter and $14.7 billion higher than the $7.7 billion averaged in the first quarter of 2022. For the first six months of 2022 and 2021, investment securities averaged $15.1 billion and $6.4 billion, respectively. The higher average balance in the recent periods reflect the acquisition of People’s United, which added approximately $11.6 billion to the investment securities portfolio on April 1, 2022, and the purchase of $2.7 billion of investment securities during each of the quarters ended March 31, 2022 and June 30, 2022. Those purchases consisted of $4.6 billion of U.S. Treasury notes and $796 million of fixed rate residential mortgage-backed securities. There were no significant sales of investment securities during the first six months of 2022 or 2021. The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the Federal Reserve Bank of New York. Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

The investment securities portfolio is largely comprised of residential mortgage-backed securities and shorter-term U.S. Treasury, federal agency notes and, following the acquisition of People's United, municipal securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income. Net unrealized losses on such equity securities were less than $1 million in each of the second quarter of 2022 and first quarter of 2022, compared with $11 million in the second quarter of 2021. Net unrealized losses for the first six months of 2022 and 2021 were $1 million and $23 million, respectively. Those gains and losses include changes in the value of the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the six month periods ended June 30, 2022 or 2021. Based on management’s assessment of future cash flows associated with individual investment securities as of June 30, 2022, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 3 and 13 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the Federal Reserve Bank of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $39.8 billion in the recently completed quarter, compared with $32.1 billion in the year-earlier quarter and $38.7 billion in the first quarter of 2022. Interest-bearing deposits at banks averaged $39.4 billion, $32.1 billion and $38.7 billion during the three months ended June 30, 2022, June 30, 2021 and March 31, 2022, respectively. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the Federal Reserve Bank of New York. The People's United acquisition resulted in an additional $9.2 billion of interest-bearing deposits at banks at April 1, 2022. During the recent quarter, the Company purchased investment securities and actively managed higher cost deposit relationships. In general, the level of deposits held at the Federal Reserve Bank of New York fluctuates due to changes in deposits of commercial entities, trust-related deposits and additions to or maturities of investment securities or borrowings.

As a result of the changes described herein, average earning assets totaled $189.8 billion in the most recent quarter, compared with $137.0 billion in the second quarter of 2021 and $138.6 billion in the initial 2022 quarter. Average earning assets totaled $164.3 billion and $135.7 billion during the first six months of 2022 and 2021, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $169.6 billion in the second quarter of 2022, up 37% from $124.2 billion in the similar 2021 quarter and up 36% from $124.6 billion in the first quarter of 2022. The People's United acquisition added approximately $50.8 billion of core deposits on April 1, 2022, including $30.8 billion of savings and interest-checking deposits, $2.6 billion of time deposits and $17.4 billion of noninterest-bearing deposits. Core deposits obtained in the acquisition of People's United averaged $48.8 billion in the recent quarter. Excluding deposits obtained in that transaction average core deposits decreased $3.4 billion from the second quarter of 2021 and $3.7 billion from the first quarter of 2022. Those declines and the lower levels of deposits obtained in the People's United acquisition reflected lower average deposits of commercial and consumer customers. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	Second Quarter	Second Quarter	First Quarter
	2022	2021	2022
	(In millions)

Savings and interest-checking deposits	$90,902	34%	42%
Time deposits	4,672	59	100
Noninterest-bearing deposits	74,053	39	27
Total	$169,627	37%	36%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, brokered deposits and, prior to June 30, 2021, deposits associated with the Company’s Cayman Islands office. Time deposits over $250,000 averaged $808 million in the recent quarter, compared with $411 million in the second quarter of 2021 and $313 million in the initial 2022 quarter. Cayman Islands office deposits averaged $50 million during the quarter ended June 30, 2021. In the second quarter of 2021, the Company introduced a new interest-bearing sweep product (included in savings and interest-bearing deposits) that replaced the Eurodollar sweep product previously recorded as Cayman Islands office deposits. As a result, there are no longer deposits maintained at the Cayman Islands office and the office is closed. The Company had brokered savings and interest-bearing transaction accounts, which in the aggregate averaged $4.2 billion during the recent quarter, compared with $3.7 billion in the second quarter of 2021 and $3.2 billion during the first quarter of 2022. The increase from the first quarter of 2022 resulted predominantly from the addition of brokered deposits obtained in the People's United acquisition. Total uninsured deposits, including deposits associated with the People's United acquisition, were estimated to be $79.9 billion at June 30, 2022 and $69.1 billion at December 31, 2021.

The accompanying table summarizes average total deposits for the quarters ended June 30, 2022, March 31, 2022 and June 30, 2021.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended June 30, 2022
Savings and interest-checking deposits	$53,092	$6,852	$35,205	$95,149
Time deposits	5,001	17	462	5,480
Noninterest-bearing deposits	16,949	11,691	45,414	74,054
Deposits at Cayman Islands office	—	—	—	—
Total	$75,042	$18,560	$81,081	$174,683

Three Months Ended March 31, 2022
Savings and interest-checking deposits	$35,957	$6,529	$24,781	$67,267
Time deposits	2,487	9	151	2,647
Noninterest-bearing deposits	8,920	12,178	37,043	58,141
Deposits at Cayman Islands office	—	—	—	—
Total	$47,364	$18,716	$61,975	$128,055

Three Months Ended June 30, 2021
Savings and interest-checking deposits	$34,087	$6,023	$31,451	$71,561
Time deposits	3,156	33	169	3,358
Noninterest-bearing deposits	8,573	9,318	35,553	53,444
Deposits at Cayman Islands office	—	—	50	50
Total	$45,816	$15,374	$67,223	$128,413

The Company also uses borrowings from banks, securities dealers, various Federal Home Loan Banks, the Federal Reserve Bank of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into or were assumed in an acquisition had a contractual maturity of one year or less. Average short-term borrowings totaled $1.1 billion in the second quarter of 2022, compared with $61 million in the year-earlier quarter and $56 million in the initial quarter of 2022. Short-term borrowings assumed in connection with the People's United acquisition totaled $895 million.

Long-term borrowings averaged $3.3 billion in the recent quarter, compared with $3.4 billion in each of the second quarter of 2021 and first quarter of 2022. Average balances of the Company’s outstanding senior notes were $1.7 billion during the three months ended June 30, 2022, and $2.4 billion in each of the prior quarter and year-earlier quarter. In April 2022, M&T Bank redeemed $650 million of fixed rate senior notes that were due to mature on May 18, 2022. During May 2022, $250 million of variable rate senior notes of M&T Bank matured. In January 2021, $350 million of variable rate senior notes matured. Subordinated capital notes included in long-term borrowings averaged $983 million in the second quarter of 2022 and $500 million in each of the first quarter of 2022 and second quarter of 2021. On March 1, 2021, M&T Bank redeemed $500 million of subordinated capital notes that were due to mature on December 1, 2021. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $533 million, $529 million and $532 million during the second quarters of 2022 and 2021 and the first quarter of 2022, respectively. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements. As of April 1, 2022, long-term borrowings assumed in the People's United acquisition totaled $494 million and included $483 million of fixed-rate subordinated notes and $11 million of FHLB advances.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt. As of June 30, 2022, interest rate swap agreements were used as fair value hedges of approximately $1.0 billion of outstanding fixed rate long-term borrowings. Additionally, interest rate swap agreements with a notional amount of $15.0 billion were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans. Further information on interest rate swap agreements is provided herein and in note 11 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.92% in the recent quarter, compared with 2.71% in the second quarter of 2021. The yield on earning assets during the second quarter of 2022 was 3.12%, up 27 basis points from 2.85% in the similar 2021 period, while the rate paid on interest-bearing liabilities increased 6 basis points to .20% in the recent quarter from .14% in the year-earlier period. In the first quarter of 2022, the net interest spread was 2.59%, the yield on earning assets was 2.72% and the rate paid on interest-bearing liabilities was .13%. The increase of the net interest spread in the recent quarter reflects the impact of generally rising interest rates that resulted in higher yields on loans and leases, deposits at the Federal Reserve Bank of New York and investment securities, partially offset by higher rates on interest-bearing liabilities. For the first six months of 2022, the net interest spread was 2.78%, down 2 basis points from 2.80% in the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the first half of 2022 were 2.96% and .18%, respectively, compared with 2.97% and .17%, respectively, in the initial six months of 2021.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $84.7 billion in the second quarter of 2022, compared with $58.5 billion in the year-earlier quarter and $65.2 billion in the first quarter of 2022. During the first six months of 2022 and 2021, average net interest-free funds aggregated $75.0 billion and $57.0 billion, respectively. The increase in average net interest-free funds in the recent quarter as compared with the first quarter of 2022 and second quarter of 2021 reflects higher average balances of noninterest-bearing deposits and shareholders’ equity that reflect the acquisition of People's United. Shareholders’ equity averaged $26.1 billion during the three-month period ended June 30, 2022, up from $16.6 billion during the year-earlier period and $17.9 billion during the three-month period ended March 31 2022. The increase reflects retained earnings and additional equity issued in connection with the People's United acquisition, partially offset by share repurchase activity. M&T issued $8.4 billion of common equity and $261 million of preferred equity in completing the acquisition of People's United on April 1, 2022. M&T also repurchased $600 million of its common stock during the recent quarter. Goodwill and core deposit and other intangible assets averaged $8.8 billion in the second quarter of 2022, up from $4.6 billion in the immediately preceding and year-earlier quarters. The Company recorded $3.9 billion of goodwill on April 1, 2022 which represents excess consideration over the fair value of net assets acquired in the People's United transaction. As part of the transaction, intangible assets were identified and recorded at fair value, thereby increasing the balance of core deposit and other intangible assets on the Company's balance sheet by $261 million on April 1, 2022 and $252 million, on average, for the second quarter of 2022. The cash surrender value of bank owned life insurance averaged $2.61 billion in the second quarter of 2022, compared with $1.87 billion in the three-month period ended March 31, 2022 and $1.86 billion in the second quarter of 2021. Increases in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .09% in the second quarter of 2022 compared with .06% in each of the second quarter of 2021 and the first quarter of 2022. The increased contribution of net interest-free funds to net interest margin in the most recent quarter as compared with the second quarter of 2021 and first quarter of 2022 reflects the higher rates on interest-bearing liabilities used to value net interest-free funds. The contribution of net interest-free funds in the first half of 2022 and 2021 was .08% and .07%, respectively.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.01% in the second quarter of 2022, compared with 2.77% in the year-earlier period and 2.65% in the first quarter of 2022. Yields on net earning assets obtained in the People's United acquisition were estimated to have contributed 8 basis points to the increase in the net interest margin in the second quarter of 2022. During the first six months of 2022 and 2021, the net interest margin was 2.86% and 2.87%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin. The Federal Open Market Committee has conducted a series of basis point increases in short-term interest rates during the first half of 2022. These actions have led to generally higher interest rates overall and, accordingly, have contributed to the Company's higher net interest margin in the recent quarter as compared with the year-earlier quarter and immediately preceding quarter.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $16.0 billion (excluding $3.3 billion of forward-starting swap agreements) at June 30, 2022, $19.0 billion (excluding $14.9 billion of forward-starting swap agreements) at June 30, 2021 and $15.0 billion (excluding $8.4 billion of forward-starting swap agreements) at December 31, 2021. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At June 30, 2022 interest rate swap agreements with notional amounts of $15.0 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $17.35 billion at June 30, 2021 and $13.35 billion at December 31, 2021. Interest rate swap agreements with notional amounts of $1.0 billion at June 30, 2022, and $1.65 billion at each of June 30, 2021 and December 31, 2021 were serving as fair value hedges of fixed rate long-term borrowings. The Company has entered into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item. In a cash flow hedge, the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The amounts of hedge ineffectiveness recognized during each of the quarters ended June 30, 2022, June 30, 2021 and March 31, 2022 were not material to the Company’s consolidated results of operations. Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 11 of Notes to Financial Statements. Information regarding the valuation of cash flow hedges included in other comprehensive income is presented in note 10 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

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

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended June 30
.	2022		2021
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$19,947	.04%	$66,611	.20%
Interest expense	(5,297)	.(02)	(8,706)	.(04)
Net interest income/margin	$25,244	.05%	$75,317	.22%
Average notional amount (c)	$14,894,505		$19,000,000
Rate received (b)		1.46%		1.73%
Rate paid (b)		.79%		.16%

	Six Months Ended June 30,
.	2022		2021
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$57,966	.07%	$148,655	.22%
Interest expense	(13,785)	.(03)	(17,353)	.(04)
Net interest income/margin	$71,751	.09%	$166,008	.25%
Average notional amount (c)	$14,933,149		$18,911,602
Rate received (b)		1.46%		1.93%
Rate paid (b)		.51%		.18%

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, and longer-term borrowings. M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the Federal Reserve Bank of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities. The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes. The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital. At June 30, 2022 and December 31, 2021, long-term borrowings aggregated $3.0 billion and $3.5 billion, respectively.

Cayman Islands office deposits had been used by some customers of the Company as an alternative to other deposit and investment products. During the second quarter of 2021, the Company introduced a new interest-bearing sweep product (included in savings and interest-checking deposits) that replaced the Eurodollar sweep product previously recorded as Cayman Islands office deposits. As a result, the Cayman Islands office has been closed and there were no Cayman Islands office deposits outstanding as of June 30, 2022 and December 31, 2021. The Company

has benefited from the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts which aggregated approximately $3.9 billion at June 30, 2022, $3.2 billion at December 31, 2021 and $4.1 billion at June 30, 2021. Brokered time deposits were not a significant source of funding as of those dates.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account was not material at June 30, 2022 or December 31, 2021. The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $645 million at June 30, 2022, $662 million at December 31, 2021 and $725 million at June 30, 2021. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2022 approximately $1.1 billion was available for payment of dividends to M&T from bank subsidiaries. M&T also may obtain funding through long-term borrowings. Outstanding senior notes of M&T at June 30, 2022 and December 31, 2021 were $1.25 billion and $766 million, respectively. M&T assumed $503 million of short-term borrowings and $78 million of long-term borrowings in the acquisition of People's United. Junior subordinated debentures of M&T associated with trust preferred securities outstanding at June 30, 2022 and December 31, 2021 totaled $534 million and $532 million, respectively.

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

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At June 30, 2022, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $16.0 billion. In addition, the Company has entered into $3.3 billion of forward-starting interest rate swap agreements.

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

The accompanying table as of June 30, 2022 and December 31, 2021 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	June 30, 2022	December 31, 2021
	(In thousands)

+200 basis points	$361,414	533,317
+100 basis points	229,474	297,573
-100 basis points	(301,057)	(204,760)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments held for non-trading purposes, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain at or above zero on all points of the yield curve. Changes in amounts presented since December 31, 2021 reflect higher balances of earnings assets obtained in the People's United acquisition, changes in portfolio composition, the level of market-implied forward interest rates and hedging actions taken by the Company. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

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

At June 30, 2022 the Company had LIBOR-based commercial loans and leases and commercial real estate loans of $42.9 billion and residential mortgage and consumer loans of $4.6 billion outstanding. Approximately half of the loans either mature before June 30, 2023 or have been amended to include appropriate alternative language to be effective upon cessation of LIBOR publication. Approximately $730 million of borrowings and $1.1 billion of preferred equity instruments reference LIBOR as of June 30, 2022. The Company’s interest rate swap agreements primarily reference LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallback Protocol (“Protocol”). The Protocol enables market participants to incorporate certain revisions into their legacy non-cleared derivative trades with other counterparties that also choose to adhere to the Protocol. M&T adhered to the Protocol in November 2020 and is in the process of remediating its interest rate swap transactions with its end-user customers. With respect to the Company’s cleared interest rate swap agreements that reference LIBOR, clearinghouses have adopted the same relevant Secured Overnight Financing Rate (“SOFR”) benchmark alternatives of the Supplement and Protocol.

As loans mature and new originations occur a larger percentage of the Company’s variable-rate loans are expected to reference SOFR or other indexes, including the Bloomberg Short Term Bank Yield Index (“BSBY”). At June 30,

2022 the Company had approximately $15.2 billion and $252 million of outstanding loan balances that reference SOFR and BSBY, respectively. Additionally, as of June 30, 2022, the Company had $13.4 billion of notional amount of interest rate swap agreements designated as cash flow hedges of commercial real estate loans, including $3.3 billion of forward-starting interest rate swap agreements that become effective in 2022 and 2023, and notional amounts of $3.1 billion of non-hedging derivative interest rate contracts that are referenced to SOFR. The Company’s usage of interest rate swap agreements referenced to SOFR or BSBY is expected to increase in response to the discontinuation of LIBOR. The Company continues to work with its customers and other counterparties to remediate LIBOR-based agreements which expire after June 30, 2023 by incorporating alternative language, negotiating new agreements, or other means. The discontinuation of LIBOR and uncertainty relating to the emergence of one or more alternative benchmark indexes to replace LIBOR could materially impact the Company’s interest rate risk profile and its management thereof.

Changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. That impact is most notable on the values assigned to some of the Company’s investment securities. Information about the fair valuation of investment securities is presented in notes 3 and 13 of Notes to Financial Statements.

The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its financial statements as non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 11 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of such financial instruments are recorded in the consolidated balance sheet. The fair values of all non-hedging derivative assets and liabilities recognized on the balance sheet were $145 million and $774 million, respectively, at June 30, 2022 and $418 million and $83 million, respectively, at December 31, 2021. The fair value asset and liability amounts at June 30, 2022 have been reduced by contractual settlements of $778 million and $19 million, respectively, and at December 31, 2021 have been reduced by contractual settlements of $54 million and $305 million, respectively. The values associated with the Company's non-hedging derivative activities at June 30, 2022 as compared with December 31, 2021 reflect changes in values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.

Trading account assets were $134 million at June 30, 2022 and $50 million at each of December 31, 2021 and June 30, 2021. Included in trading account assets were assets related to deferred compensation plans aggregating $17 million at June 30, 2022, compared with $21 million at each of June 30, 2021 and December 31, 2021. Changes in the fair values of such assets are recorded as “trading account and non-hedging derivative gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at June 30, 2022 was $22 million of liabilities related to deferred compensation plans, compared with $24 million at each of June 30, 2021 and December 31, 2021. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $117 million at June 30, 2022 and $29 million at each of June 30, 2021 and December 31, 2021. The increase at June 30, 2022 as compared with the prior dates resulted from the acquisition of the People's United non-qualified supplemental retirement and other benefit plans.

Given the Company’s policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and non-hedging derivative activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s actions to mitigate foreign currency and interest rate risk associated with customer activities. Additional information about the Company’s use of derivative financial instruments is included in note 11 of Notes to Financial Statements.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. Provisions for credit losses of $302 million and $10 million were recorded in the second and first quarters of 2022, respectively, compared with a credit loss recapture of $15 million in the second quarter of 2021. The provision recorded in the most recent quarter includes $242 million on loans obtained in the acquisition of People's United not deemed to be PCD. GAAP requires a provision for credit losses to be recorded beyond the recognition of the fair value of the loans at the acquisition date. In addition to the recorded provision, the allowance for credit losses was also increased by $99 million to reflect the expected credit losses on loans obtained in the acquisition of People's United deemed to be PCD. That addition represents an increase of the carrying values of loans identified as PCD at the time of the acquisition. The Company's estimates of expected credit losses at June 30, 2022 reflect low unemployment and stable to improving credit quality, but consider risks associated with rising inflation, including a slight reduction of economic growth projections as compared with the immediately preceding quarter and continued concerns about commercial real estate values in the hospitality and office building sectors. Macroeconomic assumptions used to estimate credit losses on loans acquired from People's United at the April 1, 2022 acquisition date were consistent with those used by the Company to estimate credit losses at March 31, 2022 as described herein.

Net charge-offs of loans were $50 million in the recent quarter, compared with net charge-offs of $46 million in the second quarter of 2021 and $7 million in the first quarter of 2022. Net charge-offs as an annualized percentage of average loans and leases were .16% in the second quarter of 2022, .19% in the year-earlier quarter and .03% in the first quarter of 2022. As an annualized percentage by loan type, net charge-offs (recoveries) for the second quarter of 2022, second quarter of 2021 and the first quarter of 2022 were .31%, .43% and .10% for commercial loans and leases, .06%, .12% and (.15%) for commercial real estate loans and .26%, .13% and .31% for consumer loans, respectively. Net charge-offs of residential real estate loans, as annualized percentage of average loan balances, were less than 0.01% in each of the second quarters of 2022 and 2021, compared with .02% in the first quarter of 2022. Net charge-offs for the six-month periods ended June 30, 2022 and 2021 were $56 million and $121 million, respectively, representing an annualized .10% and .25%, respectively, of average loans and leases. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2022
	First Quarter	Second Quarter (a)	Year- to-date (a)
	(In thousands)

Commercial, financial, leasing, etc.	$5,569	29,502	35,071
Real estate:
Commercial	(13,143)	7,140	(6,003)
Residential	865	256	1,121
Consumer	13,576	12,671	26,247
	$6,867	49,569	56,436

	2021
	First Quarter	Second Quarter	Year- to-date
	(In thousands)

Commercial, financial, leasing, etc.	$4,434	29,242	33,676
Real estate:
Commercial	54,092	11,330	65,422
Residential	366	(149)	217
Consumer	16,289	5,655	21,944
	$75,181	46,078	121,259

(a)
For the quarter ended June 30, 2022, net charge-offs do not reflect $33 million of charge-offs related to PCD acquired loans.

The net charge-offs of commercial loans in the second quarter of 2022 reflect a $23 million charge-off of a loan to a consumer products manufacturer. Net charge-offs of commercial loans in the first quarter of 2022 include a $10 million charge-off of a loan to a skilled nursing facility partially offset by a $7 million recovery of a previously charged off loan to a manufacturing entity. Included in the net recoveries of commercial real estate loans in 2022's initial quarter was a $9 million recovery of a previously charged-off loan to a hotel in the New York City area. Included in net charge-offs of consumer loans were: net recoveries of automobile loans of $1 million in the recent quarter, $2 million in the year-earlier quarter and $1 million in the first quarter of 2022; net charge-offs of recreational finance loans of $7 million in the second quarter of 2022, $1 million in the year-earlier quarter and $4 million in the initial 2022 quarter; and net recoveries of home equity loans and lines of credit secured by one-to-four family residential properties of less than $1 million in each of the recent quarter, the second quarter of 2021 and the first quarter of 2022.

Nonaccrual loans aggregated $2.63 billion or 2.05% of total loans and leases outstanding at June 30, 2022, compared with $2.24 billion or 2.31% at June 30, 2021, $2.06 billion or 2.22% at December 31, 2021 and $2.13 billion or 2.32% at March 31, 2022. Loans obtained in the acquisition of People's United that have been classified as nonaccrual at June 30, 2022 totaled $545 million. The level of nonaccrual loans reflects the continuing impact of economic conditions on borrowers’ abilities to make contractual payments on their loans, most notably commercial real estate loans in the hospitality, office, retail and health care-related sectors.

Accruing loans past due 90 days or more were $524 million or .41% of loans and leases at June 30, 2022, compared with $1.08 billion or 1.11% at June 30, 2021, $963 million or 1.04% at December 31, 2021 and $777 million or .85% at March 31, 2022. Accruing loans past due 90 days or more were predominantly residential real estate loans and included loans guaranteed by government-related entities of $468 million, $1.03 billion, $928 million and $690 million at June 30, 2022, June 30, 2021, December 31, 2021 and March 31, 2022, respectively. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were purchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of those purchased loans that are guaranteed by government-related entities totaled $435 million at June 30, 2022, $1.00 billion a year earlier, $889 million at December 31, 2021 and $652 million at March 31, 2022. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. In addition to the past due loans, the Company also has $55 million of government-guaranteed residential mortgage loans that are not considered delinquent because the borrower has requested and received a COVID-19 related payment deferral. In general, those loans were also purchased to reduce associated servicing costs as described above and also remain covered by the insurance or guarantee of the applicable government-related entity, but are not considered to be past due in accordance with generally accepted accounting principles as described in note 1 of Notes to Financial Statements in M&T’s Form 10-K for the year ended December 31, 2021.

The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in 2020 in economic activity that severely hampered the ability of some businesses and consumers to meet their repayment obligations. Information regarding the Company's treatment of loan modifications subject to applicable regulatory guidance issued during the pandemic, including the CARES Act, can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations within Form 10-K for the year ended December 31, 2021. COVID-19 related modifications with payment deferrals at June 30, 2022 totaled $109 million and consisted predominantly of residential real estate loans, including $55 million of government-guaranteed loans. Payment deferrals are generally scheduled to expire in 2022 and/or are in the process of formal modification of repayment terms for previously deferred payments.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans aggregated $356 million, $525 million, $425 million and $405 million at June 30, 2022, June 30, 2021, December 31, 2021 and March 31, 2022, respectively.

Commercial loans and leases classified as nonaccrual totaled $442 million, $330 million, $221 million and $275 million at June 30, 2022, June 30, 2021, December 31, 2021 and March 31, 2022, respectively. Commercial real estate loans in nonaccrual status aggregated $1.55 billion at June 30, 2022, compared with $1.2 billion at each of June 30, 2021, December 31, 2021 and March 31, 2022. Commercial real estate loans in nonaccrual status were largely reflective of loans in the hospitality, office, retail and health care-related sectors. Commercial loans and leases and commercial real estate loans acquired from People's United and classified as nonaccrual at June 30, 2022 totaled $188 million and $312 million, respectively.

Nonaccrual residential real estate loans totaled $444 million at June 30, 2022, compared with $509 million at June 30, 2021, $479 million at December 31, 2021 and $465 million at March 31, 2022. The decreases since June 30, 2021 were largely reflective of improving economic conditions partially offset by $35 million of residential real estate loans acquired from People's United and classified as nonaccrual at June 30, 2022. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $113 million at June 30, 2022, compared with $137 million at June 30, 2021, $123 million at December 31, 2021 and $124 million at March 31, 2022. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. Residential real estate loans past due 90 days or more and accruing interest aggregated $474 million at June 30, 2022, compared with $1.03 billion at June 30, 2021, $920 million at December 31, 2021 and $687 million at March 31, 2022. Those amounts related predominantly to government-guaranteed loans as previously noted. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2022 is presented in the accompanying table.

Nonaccrual consumer loans were $196 million at June 30, 2022, $173 million at June 30, 2021, $177 million at December 31, 2021 and $182 million at March 31, 2022. Included in nonaccrual consumer loans at June 30, 2022,

June 30, 2021, December 31, 2021 and March 31, 2022 were: automobile loans of $36 million, $31 million, $34 million and $35 million, respectively; recreational finance loans of $33 million, $23 million, $28 million and $32 million, respectively; and outstanding balances of home equity loans and lines of credit of $79 million, $77 million, $70 million and $71 million, respectively. Consumer loans acquired from People's United and classified as nonaccrual at June 30, 2022 totaled $10 million. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2022 is presented in the accompanying table.

Information about past due and nonaccrual loans as of June 30, 2022 and December 31, 2021 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	June 30, 2022			June 30, 2022
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$6,295,045	$122,891	1.95%	$189	.01%
Mid-Atlantic (a)	6,260,173	118,541	1.89	178	.01
New England (b)	6,429,582	65,890	1.02	65	.01
Other	2,575,112	22,484	.87	(187)	.(03)
Total	$21,559,912	$329,806	1.53%	$245	.01%
Residential construction loans:
New York	$22,804	$336	1.47%	$—	—%
Mid-Atlantic (a)	20,578	357	1.73	—	—
New England (b)	19,911	877	4.40	—	—
Other	3,531	—	—	—	—
Total	$66,824	$1,570	2.35%	$—	—%
Limited documentation first lien mortgages:
New York	$523,266	$49,284	9.42%	$40	.03%
Mid-Atlantic (a)	464,350	39,990	8.61	62	.05
New England (b)	106,237	17,585	16.55	—	—
Other	46,518	5,749	12.36	(91)	.(78)
Total	$1,140,371	$112,608	9.87%	$11	—%
First lien home equity loans and lines of credit:
New York	$790,417	$17,938	2.27%	$246	.12%
Mid-Atlantic (a)	639,030	20,916	3.27	(24)	.(01)
New England (b)	594,254	3,939	.66	(11)	.(02)
Other	808,785	1,207	.15	—	—
Total	$2,832,486	$44,000	1.55%	$211	.03%
Junior lien home equity loans and lines of credit:
New York	$565,098	$13,909	2.46%	$75	.05%
Mid-Atlantic (a)	442,131	15,760	3.56	(304)	.(20)
New England (b)	611,950	4,637	.76	(420)	.(53)
Other	608,026	1,139	.19	61	.08
Total (c)	$2,227,205	$35,445	1.59%	$(588)	.(13%)

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(c)
Includes limited documentation junior liens with outstanding balance totaling $2.0 million.

Real estate and other foreclosed assets totaled $29 million at June 30, 2022, compared with $28 million at June 30, 2021 and $24 million at each of December 31, 2021 and March 31, 2022. Net gains or losses associated with real estate and other foreclosed assets were not material during the three-months ended June 30, 2022, June 30, 2021 and March 31, 2022. At June 30, 2022, foreclosed assets are comprised predominantly of residential real estate-related properties.

A comparative summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

	2022 Quarters		2021 Quarters
	Second	First	Fourth	Third	Second
	(Dollars in thousands)

Nonaccrual loans	$2,633,005	2,134,231	2,060,083	2,242,263	2,242,057
Real estate and other foreclosed assets	28,692	23,524	23,901	24,786	27,902
Total nonperforming assets	$2,661,697	2,157,755	2,083,984	2,267,049	2,269,959
Accruing loans past due 90 days or more(a)	$523,662	776,751	963,399	1,026,080	1,077,227
Government guaranteed loans included in totals above:
Nonaccrual loans	$46,937	46,151	51,429	47,358	49,796
Accruing loans past due 90 days or more(a)	467,834	689,831	927,788	947,091	1,029,331
Renegotiated loans	$276,584	242,108	230,408	242,955	236,377

Nonaccrual loans to total loans and leases, net of unearned discount	2.05%	2.32%	2.22%	2.40%	2.31%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	2.07%	2.35%	2.24%	2.42%	2.34%
Accruing loans past due 90 days or more(a) to total loans and leases, net of unearned discount	.41%	.85%	1.04%	1.10%	1.11%

(a)
Predominantly residential real estate loans.

Management determines the allowance for credit losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan and lease portfolio. A description of the methodologies used by the Company to estimate its allowance for credit losses can be found in note 4 of Notes to Financial Statements.

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of June 30, 2022, concerns existed about the somewhat uneven and incomplete recovery evident in some sectors of the economy; elevated levels of inflation; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy; the extent to which borrowers, in particular commercial real estate borrowers, may continue to be negatively affected by pandemic-related and general economic conditions; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 39% of the Company’s loans and leases are to customers in New York State and Pennsylvania). The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.” A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. During 2021 and 2020, the Company re-graded significant portions of its commercial loans and commercial real estate loans based on financial results and projections for specific borrowers, particularly those that were affected by COVID-19 impacts. Criticized commercial loans and commercial real estate loans totaled $11.6 billion, including $2.8 billion of loans acquired from People's United, at June 30, 2022, compared with $9.7 billion at June 30, 2021, $9.0 billion at December 31, 2021 and $8.7 billion at March 31, 2022. The level of criticized loans remains reflective of the impact of current conditions on many borrowers, particularly those with investor-owned commercial real estate loans in the hotel, office and healthcare sectors. Investor-owned commercial real estate loans comprised $6.7 billion or 58% of total criticized loans at June 30, 2022. The weighted-average loan-to-value (“LTV”) ratio for investor-owned commercial real estate properties was approximately 60%. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 65%.

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

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At June 30, 2022, approximately 56% of the Company’s home equity portfolio consisted of first lien loans and lines of credit and 44% were junior liens. With respect to junior lien loans, to the extent known by the Company, if a related senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2022 approximately 86% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately seven years, and approximately 22% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at June 30, 2022, June 30, 2021 and December 31, 2021 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists. Events posing emerging risks to the macroeconomic environment, such as the war in Ukraine, inflation and supply chain issues, are considered when developing economic forecasts even if the events do not directly and materially impact the Company’s financial results. Supply chain disruptions, inflationary pressures or other peripheral impacts of global events may alter economic forecasts and the Company monitors this activity as part of its risk management procedures in assessing the allowance for credit losses. Among the assumptions utilized as of June 30, 2022 was that the national unemployment rate will average 3.4% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product grows at a 2.4% average rate during the first year of the reasonable and supportable forecast period and at a 2.9% average rate in the second year. Commercial real estate and residential real estate prices were assumed to cumulatively grow 11.6% and 0.4%, respectively, over the two-year reasonable and supportable forecast period. As of March 31, 2022 the national unemployment rate was assumed to average 3.6% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product would grow during the first year of the reasonable and supportable period at a 3.6% average annual rate and a 3.0% average rate in the second year. Commercial real estate and residential real estate prices were assumed to cumulatively grow 11.0% and 4.3%, respectively, over the two-year reasonable and supportable forecast period. As of December 31, 2021 the forecast assumed that national unemployment would average 4.6% through the first year of the reasonable and supportable forecast period before gradually improving to 3.7% in the latter half of 2023. The forecast also assumed gross domestic product would grow during 2022 at a 3.1% average annual rate and during 2023 at a 2.7% annual rate. Commercial and residential real estate prices were assumed to cumulatively grow 11.1% and 5.9%, respectively, over the two-year reasonable and supportable forecast period. Among the assumptions utilized as of June 30, 2021 was that the national unemployment rate would continue to be at then elevated levels, on average 5.4%, through 2021, followed by a gradual improvement reaching 3.5% by mid-2023. The forecast assumed that GDP would grow at a 7.4% annual rate during 2021 resulting in GDP returning to pre-pandemic levels during 2021. The commercial real estate price index was assumed to be down modestly in 2021, but improving in 2022 and 2023. Residential real estate prices were not assumed to fluctuate significantly. The assumptions utilized were based on information available to the Company at or near June 30, 2022, March 31, 2022, December 31, 2021 and June 30, 2021 (at the time the Company was preparing its estimate of expected credit losses as of those dates).

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process. With respect to economic forecasts the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in gross domestic product, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase to the allowance for credit losses. Forward looking economic forecasts are subject to inherent imprecision and future events may differ materially from actual events. In consideration of such uncertainty, the following alternative economic scenarios were considered to estimate the possible impact on modeled credit losses.

A potential downside economic scenario assumed the unemployment rate averages 7.1% in the reasonable and supportable forecast period. The scenario also assumed gross domestic product contracts 2.2% in the first year of the reasonable and supportable forecast period before recovering to 3.4% growth in the second year and commercial real estate and residential real estate prices cumulatively decline 6.2% and 5.5%, respectively, by the end of the reasonable and supportable forecast period.

A potential upside economic scenario assumed the unemployment rate declines to approximately 2.9% for the duration of the reasonable and supportable forecast period. The scenario also assumes gross domestic product grows 5.3% in the initial year of the reasonable and forecast period and 1.9% in the second year while commercial real estate and residential real estate prices cumulatively rise 22.6% and 6.1%, respectively, over the two-year reasonable and supportable forecast period.

The scenario analyses resulted in an additional $319 million of modeled credit losses under the assumptions of the downside economic scenario, whereas under the assumptions of the upside economic scenario an $81 million reduction in modeled credit losses could occur. These examples are only a few of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of expected credit losses. The estimated impacts on credit losses in such scenarios pertain only to modeled credit losses and do not include consideration of other factors the Company may evaluate when determining its allowance for credit losses.

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

Using the same methodology and macroeconomic assumptions described herein, the Company added $341 million to the allowance for credit losses related to the $35.8 billion of loans and leases obtained in the acquisition of People's United. The combined Company allowance for credit losses at April 1, 2022 as a percentage of loans outstanding was 1.42%. The Company evaluated the allowance for credit losses at June 30, 2022 for those loans in addition the Company's remaining loans and leases outstanding. Management believes that the allowance for credit losses at June 30, 2022 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.82 billion at June 30, 2022, compared with $1.58 billion at June 30, 2021 and $1.47 billion at each of December 31, 2021 and March 31, 2022. As a percentage of loans outstanding, the allowance was 1.42% at June 30, 2022, 1.62% at June 30, 2021, 1.58% at December 31, 2021 and 1.60% at March 31, 2022. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

The ratio of the allowance for credit losses to total nonaccrual loans at June 30, 2022 and December 31, 2021 was 69% and 71%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income

Other income totaled $571 million in the second quarter of 2022, compared with $514 million in the year-earlier quarter. Other income attributable to the People's United acquisition was approximately $79 million in the recent quarter. As compared with the second quarter of 2021 the higher other income in the recent quarter was predominantly from People's United-related revenues but also included higher trust and brokerage services income. Those increases were partially offset by a decline in mortgage banking revenues reflecting the impact of the Company’s decision to retain the substantial majority of recently originated mortgage loans in portfolio rather than sell such loans while still selling select lower-yielding mortgage loans. Other income was $541 million in the first quarter of 2022. The comparative increase in the recent quarter resulted from People's United-related noninterest income, higher trust income and increased merchant discount and credit card fees included in other revenues from operations, partially offset by decreased mortgage banking revenues and the impact of a $30 million distribution resulting from the Company's investment in Bayview Lending Group LLC ("BLG") in 2022's initial quarter, whereas no similar distribution was received in the recent quarter.

Mortgage banking revenues were $83 million in the recent quarter, compared with $133 million in the second quarter of 2021 and $109 million in the first quarter of 2022. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains and losses from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $50 million in the second quarter of 2022, $98 million in the similar quarter of 2021 and $76 million in the first quarter of 2022. As compared with the prior quarters, the lower residential mortgage banking revenues in the recent quarter resulted from decreased gains associated with loans held for sale and related commitments, reflecting the Company’s decision late in the third quarter of 2021 to retain most originated mortgage loans in portfolio rather than sell such loans and the impact of higher interest rates which suppressed gain-on-sale margins on lower-yielding mortgage loans being sold.

New commitments to originate residential real estate loans to be sold were approximately $78 million in the second quarter of 2022, compared with $1.2 billion in the year-earlier quarter and $161 million in the first quarter of 2022. Realized gains and losses from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans totaled to losses of $17 million in the second quarter of 2022 compared with gains of $40 million in the corresponding period of 2021 and $14 million in 2022’s initial quarter.

Loans held for sale that were secured by residential real estate aggregated $65 million at June 30, 2022, $679 million at June 30, 2021 and $474 million at December 31, 2021. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $84 million and $69 million, respectively, at June 30, 2022, compared with $1.37 billion and $1.02 billion, respectively, at June 30, 2021 and $617 million and $233 million, respectively, at December 31, 2021. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were less than $1 million at June 30, 2022, $38 million at June 30, 2021 and $10 million at December 31, 2021. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in net decreases in revenues of $5 million in the recent quarter, $9 million in the second quarter of 2021, and $7 million in the initial 2022 quarter.

Revenues from servicing residential real estate loans for others were $67 million during the quarter ended June 30, 2022, compared with $59 million and $62 million during the three months ended June 30, 2021 and March 31, 2022, respectively. Residential real estate loans serviced for others totaled $102.5 billion at June 30, 2022, $97.1 billion at June 30, 2021, $97.9 billion at December 31, 2021 and $99.6 billion at March 31, 2022. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $79.0 billion, $72.6 billion, $74.7 billion and $76.6 billion at June 30, 2022, June 30, 2021, December 31, 2021 and March 31, 2022, respectively. Revenues earned for sub-servicing loans totaled $44 million during the recent quarter, $37 million in the second quarter of 2021 and $42 million in the initial quarter of 2022. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements. Capitalized residential mortgage servicing assets totaled $215 million at June 30, 2022, $221 million at June 30, 2021, $217 million at December 31, 2021 and $208 million at March 31, 2022.

Commercial mortgage banking revenues totaled $33 million in each of the first two quarters of 2022, compared with $35 million in the second quarter of 2021. Included in such amounts were revenues from loan origination and sales activities of $14 million and $19 million in the second quarters of 2022 and 2021, respectively, compared with $15 million in the first quarter of 2022. Commercial real estate loans originated for sale to other investors were $692 million in the recent quarter, compared with $411 million in the second quarter of 2021 and $606 million in the initial quarter of 2022. Loan servicing revenues totaled $19 million and $16 million in the second quarters of 2022 and 2021, respectively, compared with $18 million in the first quarter of 2022. Capitalized commercial mortgage servicing assets were $130 million and $132 million at June 30, 2022 and June 30, 2021, respectively, and $133 million at December 31, 2021. Commercial real estate loans serviced for other investors totaled $24.4 billion at June 30, 2022, $22.6 billion at June 30, 2021, $23.7 billion at December 31, 2021 and $24.0 billion at March 31, 2022. Those servicing amounts included $3.9 billion at June 30, 2022 and $4.0 billion at each of June 30, 2021, December 31, 2021, and March 31, 2022 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.6 billion at June 30, 2022, $3.3 billion at June 30, 2021 and $3.5 billion at December 31, 2021. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $824 million and $569 million, respectively, at June 30, 2022, $651 million and $445 million, respectively, at June 30, 2021 and $751 million and $325 million, respectively, at December 31, 2021. Commercial real estate loans held for sale at June 30, 2022, June 30, 2021 and December 31, 2021 were $255 million, $206 million and $425 million, respectively.

Service charges on deposit accounts were $124 million and $99 million in the second quarters of 2022 and 2021, respectively, and $102 million in the initial quarter of 2022. The People's United acquisition contributed $33 million to the service charges on deposit accounts total in the most recent quarter. Excluding that contribution, the decrease in the recent quarter as compared with the previous quarters reflected the Company's planned elimination, announced in February of 2022, of certain non-sufficient funds fees and overdraft protection transfer charges from linked deposit accounts.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust income aggregated $190 million in the second quarter of 2022, compared with $163 million in the year-earlier quarter and $169 million in the first quarter of 2022. Trust income contributed from the acquisition of People's United totaled $14 million in the recent quarter. Revenues associated with the ICS business were $109 million, including $2 million of People's United-related revenue, during the quarter ended June 30, 2022, compared with $91 million and $100 million during the quarters ended June 30, 2021 and March 31, 2022, respectively. The higher revenues in the recent quarter as compared with the prior year second quarter were largely attributable to reduced fee waivers of $9 million resulting from higher rates on money market fund accounts, higher collective fund fees of $5 million resulting from higher assets under management levels, and incremental fees from sales. Relative to the first quarter of 2022, the higher level of ICS revenues resulted from lower money market fund account fee waivers of $8 million and increased fees from new business partially offset by a reduction in collective fund fees from lower assets under management reflecting adverse market conditions. Revenues attributable to WAS, including $10 million of People's United-related fees, totaled approximately $78 million in the three-month period ended June 30, 2022, compared with $65 million and $68 million during the quarters ended June 30, 2021 and March 31, 2022, respectively. The higher level of trust income in the recent quarter compared with the year-earlier quarter reflected incremental fees from sales that were partially offset by lower assets under management. WAS revenues in the recent quarter compared with the first quarter of 2022 reflected annual tax service fees of $4 million, offset by reduced fees on lower assets under management reflecting adverse market conditions. Trust assets under management were $151.8 billion, $149.8 billion, $165.6 billion and $160.1 billion at June 30, 2022, June 30, 2021, December 31, 2021 and March 31, 2022, respectively. Included in assets under management at June 30, 2022 was approximately $1.2 billion attributable to the People's United acquisition. Trust assets under management include the Company’s proprietary mutual funds’ assets of $11.9 billion, $12.7 billion, $13.2 billion and $12.3 billion at June 30, 2022, June 30, 2021, December 31, 2021 and March 31, 2022, respectively. Additional trust income from investment management activities was $3 million in the second quarter of 2022, $7 million in the corresponding quarter of 2021 and $1 million in the first quarter of 2022, and is predominantly comprised of fees earned from retail customer investment accounts. The lower revenues in the two most recent quarters as compared with the second quarter of 2021 reflect the change in product delivery in June 2021 described in the next paragraph, partially offset by People's United-related revenues of $2 million in the recent quarter.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees, and, since June 2021, sales of select investment products of LPL Financial, totaled $24 million in the second quarter of 2022, $10 million in the second quarter of 2021 and $20 million in the first quarter of 2022. The increase in brokerage services income in the first two quarters of 2022 as compared with the second quarter of 2021 reflects a change in June 2021 in product delivery to retail brokerage and certain trust customers related to the LPL Financial relationship. Revenues associated with the sale of investment products of LPL Financial, an independent financial services broker, are included in “brokerage services income.” Prior to the transition to LPL Financial’s product platform, revenues earned from providing those customers with proprietary trust products managed by the Company were reported as trust income. Additionally, the acquisition of People's United contributed approximately

$3 million to brokerage services income in the second quarter of 2022. Trading account and non-hedging derivative gains were $2 million, $7 million and $5 million during the quarters ended June 30, 2022, June 30, 2021 and March 31, 2022, respectively. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company is included in note 11 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net losses on investment securities of less than $1 million in the recent quarter compared with $11 million in the second quarter of 2021 and $1 million in the first quarter of 2022. The losses recognized in the second quarter of 2021 represented unrealized losses on investments in Fannie Mae and Freddie Mac preferred stock.

Other revenues from operations were $148 million in the second quarter of 2022, compared with $113 million in the corresponding 2021 period and $136 million in the first quarter of 2022. Other revenues from operations associated with the People's United acquisition totaled $29 million in the recent quarter and included $11 million of letter of credit and other credit-related fees, $3 million of merchant discount and credit card fees, $2 million of income from bank owned life insurance, $2 million of other insurance related income, and $11 million from other miscellaneous services. Included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $38 million in the recent quarter, compared with $28 million in the year-earlier quarter and $27 million in the initial quarter of 2022. The increase in letter of credit and other credit-related fees in the recent quarter compared with the year-earlier quarter and initial quarter of 2022 was primarily the result of operations obtained in the acquisition of People's United. Reflecting increased customer activity and an incremental $3 million of revenue associated with the People's United acquisition, revenues from merchant discount and credit card fees were $45 million in the second 2022 quarter, compared with $36 million in the year-earlier quarter and $34 million in the first quarter of 2022. Tax-exempt income from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, totaled $14 million in the second quarter of 2022, $13 million in the second quarter of 2021 and $10 million in the first quarter of 2022. Insurance-related sales commissions and other revenues totaled $14 million in the quarter ended June 30, 2022, compared with $11 million in the second quarter of 2021 and $15 million in the first quarter of 2022. M&T received a distribution as a result of its investment in BLG of $30 million in the first quarter of 2022. There was no similar distribution in the second quarter of either 2022 or 2021.

Other income totaled $1.11 billion during the first six months of 2022, compared with $1.02 billion during the year-earlier period. Higher trust income, service charges on deposit accounts, brokerage services income, income resulting from a distribution received from the Company's investment in BLG in 2022, a reduction in unrealized losses on investment securities and increased merchant discount and credit card fees were partially offset by lower mortgage banking revenues. The acquisition of People's United contributed $79 million of the $93 million year-over-year increase in other income.

Mortgage banking revenues totaled $192 million during the first six months of 2022, compared with $272 million during the similar period in 2021. Residential mortgage banking revenues aggregated $126 million and $205 million during the six-month periods ended June 30, 2022 and 2021, respectively. New commitments to originate residential real estate loans to be sold aggregated $239 million and $2.5 billion in the initial six months of 2022 and 2021, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to losses of $3 million in the first six months of 2022, compared with gains of $89 million in the first six months of 2021. The reductions in volume and revenues reflect the Company’s decision to retain the substantial majority of recently originated mortgage loans in portfolio rather than sell such loans while selling select lower-yielding mortgage loans. Revenues from servicing residential real estate loans for others were $129 million in the first half of 2022 and $116 million in the corresponding 2021 period. Included in servicing revenues were sub-servicing revenues aggregating $86 million and $71 million in the first six months of 2022 and 2021, respectively. For the six months ended June 30, commercial mortgage banking revenues were $66 million and $67 million in 2022 and 2021, respectively. Commercial real estate loans originated for sale to other investors totaled $1.3 billion and $1.0 billion during the six-month periods ended June 30, 2022 and 2021, respectively.

Service charges on deposit accounts aggregated $226 million during the first six months of 2022, compared with $191 million in the year-earlier period. The increase can be attributed to the acquisition of People's United and increased consumer activity, partially offset by reductions resulting from the Company's planned elimination of certain fees and charges beginning in the second quarter of 2022. Trust income totaled $359 million and $319 million during the first six months of 2022 and 2021, respectively. The increase in trust income in 2022 as compared with 2021 was largely due to higher revenues from the ICS business, reflecting lower money market fund fee waivers, increased sales activities and higher retirement services income from growth in collective fund balances, as well as revenues associated with the People's United acquisition. Brokerage services income totaled $44 million in the first six months of 2022, compared with $23 million in the six-month period ended June 30, 2021. That increase was reflective of the product delivery change related to the LPL transaction described herein.

Net unrealized losses on investment securities totaling $1 million were recognized during the first six months of 2022, compared with net unrealized losses of $23 million, primarily on investments of Fannie Mae and Freddie Mac preferred stock, in the corresponding 2021 period.

Other revenues from operations totaled $284 million in the first six months of 2022, compared with $224 million in the year-earlier period. Other revenues from operations include the following significant components. Letter of credit and other credit-related fees aggregated $65 million and $60 million in 2022 and 2021, respectively. Merchant discount and credit card fees were $79 million and $62 million in the first six months of 2022 and 2021, respectively. Income from bank owned life insurance totaled $24 million in the first six months of 2022, compared with $23 million in the corresponding 2021 period. Insurance-related commissions and other revenues aggregated $29 million and $25 million in the first six months of 2022 and 2021, respectively. M&T’s investment in BLG resulted in income of $30 million in the first six months of 2022; there was no similar income in the first half of 2021.

Other Expense

Other expense totaled $1.40 billion in the second quarter of 2022, compared with $865 million in the year-earlier quarter and $960 million in the first quarter of 2022. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $18 million, $3 million and $1 million and merger-related expenses of $223 million, $4 million and $17 million in the recent quarter, second quarter of 2021 and first quarter of 2022, respectively. Exclusive of those nonoperating expenses, noninterest operating expenses were $1.16 billion in the recent quarter, compared with $859 million in the year-earlier quarter and $941 million in the initial 2022 quarter. Operations acquired from People's United contributed approximately $259 million to noninterest operating expenses in the second quarter of 2022. As compared with the second quarter of 2021, factors contributing to the increased level of expenses in 2022’s second quarter, in addition to People's United-related noninterest operating expenses, were higher costs for salaries and employee benefits and outside data processing and software costs, offset by lower defined benefit pension-related expenses included in other costs of operations. As compared with the first quarter of 2022, the increase due to the operations associated with People's United in the recent quarter was offset by lower costs for salaries and employee benefits, reflecting seasonally higher stock-based compensation, payroll-related taxes and other employee benefits recorded in the first quarter of 2022. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Other expense for the first half of 2022 totaled $2.36 billion, compared with $1.78 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $20 million and $5 million in the six-month periods ended June 30, 2022 and 2021, respectively, and merger-related expenses of $240 million and $14 million during the same respective periods. Exclusive of those nonoperating expenses, noninterest operating expenses for the first half of 2022 were $2.10 billion, compared with $1.77 billion in the first six months of 2021. In addition to the $259 million of operating expenses associated with the People's United acquisition, the year-over-year increase reflects higher costs for salaries and employee benefits and outside data processing and software, partially offset by lower defined benefit pension-related expenses included in other costs of operations.

Salaries and employee benefits expense totaled $776 million in the second quarter of 2022, compared with $479 million in the year-earlier quarter and $578 million in the first quarter of 2022. Excluding the nonoperating expense items described earlier, salaries and employee benefits expense totaled $691 million in the second quarter of 2022. In addition to People's United-related salaries and employee benefits expense of $161 million, the higher operating expense in the recent quarter as compared with the second quarter of 2021 reflects higher employee staffing levels and an increase in incentive compensation. Comparing the recent quarter with the first quarter of 2022, the effect of seasonally higher stock-based compensation, medical plan costs, payroll-related taxes, unemployment insurance and the Company’s contributions for retirement savings plan benefits related to annual incentive compensation payments that totaled $74 million in the initial 2022 quarter, partially offset the impact of annual merit increases and People's United-related salaries and employee benefits. During the first six months of 2022 and 2021, salaries and employee benefits expense aggregated $1.35 billion and $1.02 billion, respectively. Excluding nonoperating expenses described herein, salaries and employee benefits expense in the first half of 2022 totaled $1.27 billion. The higher operating expense level in 2022 largely reflects the addition of People's United employees at the beginning of the second quarter, increased staffing levels, higher salaries resulting from annual merit increases and a rise in incentive compensation, including stock-based compensation. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award. As a result, stock-based compensation expense during the first quarters of 2022 and 2021 included $36 million and $34 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $23 million, $13 million and $50 million, in the three-month periods ended June 30, 2022, June 30, 2021 and March 31, 2022, respectively, and $73 million and $61 million during the six-month periods ended June 30, 2022 and June 30, 2021, respectively. The number of full-time equivalent employees was 22,680 at June 30, 2022, compared with 16,978 and 17,457 at June 30, 2021 and March 31, 2022, respectively. The increase in staffing levels in the recent quarter as compared with the prior periods was predominantly the result of the acquisition of People's United.

Excluding the nonoperating expense items described earlier from each quarter, non-personnel operating expenses were $471 million, $380 million and $364 million in the quarters ended June 30, 2022, June 30, 2021 and March 31, 2022, respectively. On that same basis, such expenses were $835 million and $745 million in the six-month periods ended June 30, 2022 and 2021, respectively. Expenses in the recent quarter include $98 million associated with the People's United acquired operations. In addition to those expenses, higher costs for equipment and net occupancy, outside data processing and software, and other operating expenses in the recent quarter when compared to the year-earlier quarter were offset by reduced defined benefit pension-related expenses. Components of pension expense included in other costs of operations reflect the amortization of net unrecognized losses included in accumulated other comprehensive income. Such net unrecognized losses have generally been amortized over the average remaining service periods of active participants in the plan. If all or substantially all of the plan’s participants are inactive, GAAP provides for the average remaining life expectancy of the participants to be used instead of average remaining service period. Substantially all of the participants in the Company’s qualified defined benefit pension plan were inactive in the plan and beginning in 2022 the average remaining life expectancy was utilized prospectively to amortize the net unrecognized gains and losses of the Plan existent at each measurement date. The change increased the amortization period by approximately sixteen years and reduced the amount of quarterly amortization of unrecognized losses recorded in 2022 from what would have been recorded without such change in the amortization period by $9 million. In addition to the People's United-related expenses described herein, the increase in non-personnel operating expenses in 2022’s second quarter as compared with 2022’s first quarter reflects higher professional services expense.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 58.3% during the recent quarter, compared with 58.4% and 64.9% in the second quarter of 2021 and first quarter of 2022, respectively. The efficiency ratios for the six-month periods ended June 30, 2022 and 2021 were 61.1% and 59.4%, respectively. The calculation of the efficiency ratio is presented in Table 2.

Income Taxes

The provision for income taxes was $60 million in the second quarter of 2022, compared with $148 million in the year-earlier quarter and $113 million in the initial 2022 quarter. For the six-month periods ended June 30, 2022 and

2021, the provisions for income taxes were $173 million and $293 million, respectively. The effective tax rates were 21.7%, 24.4% and 23.8% for the quarters ended June 30, 2022, June 30, 2021 and March 31, 2022, respectively, and 23.0% and 24.4% for the six-month periods ended June 30, 2022 and 2021, respectively.

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

Capital

Shareholders’ equity was $25.8 billion at June 30, 2022, representing 12.64% of total assets, compared with $16.7 billion or 11.10% a year earlier and $17.9 billion or 11.54% at December 31, 2021. The increase in shareholders' equity resulted predominantly from the issuance of 50,325,004 M&T common shares and other equity consideration totaling $8.4 billion for the acquisition of People's United and the conversion of People's United preferred stock into 10,000,000 shares of Series H Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock of M&T ("Series H Preferred Stock") amounting to $261 million.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $2.01 billion at June 30, 2022, compared with $1.25 billion at June 30, 2021 and $1.75 billion at December 31, 2021. On April 1, 2022, the Company closed the acquisition of People's United resulting in the issuance of 10,000,000 shares of Series H Preferred Stock, par value $1.00 per share and liquidation preference of $25.00 per share, valued at $261 million. Through December 14, 2026, holders of the Series H Preferred Stock are entitled to receive, only when, as and if declared by M&T's Board of Directors, non-cumulative cash dividends at an annual rate of 5.625%, payable quarterly in arrears. Subsequent to December 14, 2026, holders will be entitled to receive, only when, as and if declared by M&T's Board of Directors, non-cumulative cash dividends at an annual rate of the three-month LIBOR plus 402 basis points. The Series H preferred stock may be redeemed at M&T's option, in whole or in part, from time to time, on or after April 1, 2027 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event whereby the full liquidation value of the shares no longer qualifies as "additional Tier 1 capital". The Series H Preferred Stock is listed on the NYSE under the symbol MTPrH.

Common shareholders’ equity was $23.8 billion, or $135.16 per share, at June 30, 2022, compared with $15.5 billion, or $120.22 per share, a year earlier and $16.2 billion, or $125.51 per share, at December 31, 2021. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $85.78 at the end of the recent quarter, compared with $84.47 at June 30, 2021 and $89.80 at December 31, 2021. The Company’s ratio of tangible common equity to tangible assets was 7.73% at June 30, 2022, compared with 7.44% a year earlier and 7.68% at December 31, 2021. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those respective dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $129 million or $.73 per common share, at June 30, 2022 compared with net unrealized gains of $114 million, or $.89 per common share, at June 30, 2021 and $78 million, or $.60 per common share, at December 31, 2021. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses as of June 30, 2022 and December 31, 2021 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at June 30, 2022 were pre-tax effect unrealized gains of $4 million on securities with an amortized cost of $536 million and pre-tax effect unrealized losses of $179 million on securities with an amortized cost of $8.3 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 13 of Notes to Financial Statements.

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

As of June 30, 2022, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of June 30, 2022, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term. The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at June 30, 2022 and December 31, 2021. The Company assessed the potential for expected credit losses on obligations of states and political subdivisions by assigning probabilities of default to pools of such securities using third-party credit ratings and internally developed risk ratings. The amortized cost basis of obligations of states and political subdivisions in the held-to-maturity portfolio totaled $2.7 billion at June 30, 2022 and less than $1 million at December 31, 2021. The increase reflected municipal securities obtained in the acquisition of People's United. Expected credit losses resulting from the analysis for obligations of states and political subdivisions were immaterial. The Company also estimated credit losses on privately issued mortgage-backed securities in the held-to-maturity portfolio by performing internal modeling to estimate bond-specific cash flows considering recent performance of the mortgage loan collateral and utilizing assumptions about future defaults and loss severity. These bond-specific cash flows also reflect the placement of the bond in the overall securitization structure and the remaining subordination levels. In total, at June 30, 2022 and December 31, 2021, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $55 million and $62 million, respectively, and a fair value of $55 million and $57 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, 82% of those mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of June 30, 2022, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities. Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $261 million, or $1.48 per common share, at June 30, 2022, $451 million or $3.51 per common share, at June 30, 2021 and $267 million or $2.08 per common share, at December 31, 2021.

In January 2021 M&T’s Board of Directors authorized a plan to repurchase up to $800 million of shares of M&T’s common stock subject to all applicable regulatory limitations. In February 2022, the Board reaffirmed that plan. M&T repurchased 3,505,946 shares of its common stock for $600 million in the second quarter of 2022. There were no repurchases pursuant to that repurchase plan during the first quarter of 2022 or the first six months of 2021. On July 19, 2022, M&T's Board of Directors authorized a new stock purchase program to repurchase up to $3.0 billion of common shares subject to all applicable regulatory reporting limitations. The new plan authorized in July 2022 replaced the previous plan.

Cash dividends declared on M&T's common stock totaled $215 million in the recent quarter, compared with $143 million and $156 million in the quarters ended June 30, 2021 and March 31, 2022, respectively. During the fourth quarter of 2021, M&T's Board of Directors authorized an increase in the quarterly common stock dividend to $1.20 per common share from the previous rate of $1.10 per common share. Common stock dividends during the six-month periods ended June 30, 2022 and 2021 were $371 million and $285 million, respectively. Cash dividends declared on preferred stock aggregated $25 million in the recent quarter compared with $17 million in the second quarter of 2021 and $22 million in the first quarter of 2022. Preferred stock dividends totaled $47 million and $34 million during the first six months of 2022 and 2021, respectively.

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

Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a stress capital buffer requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a capital conservation buffer requirement. The buffer requirement for each entity is currently 2.5% of risk weighted assets and must be composed entirely of CET1. In June 2022, the Federal Reserve released the results of its most recent supervisory stress tests. Based on these results, as of October 1, 2022, M&T's preliminary stress capital buffer is estimated to be 4.7%.

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

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of June 30, 2022 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2022

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.94%	11.55%	290.34%
Tier 1 capital	12.35%	11.55%	290.34%
Total capital	14.27%	13.14%	290.82%
Tier 1 leverage	8.84%	8.27%	85.07%

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

The Business Banking segment recorded net income of $71 million in the second quarter of 2022, compared with $42 million in the year-earlier quarter and $41 million in the first quarter of 2022. As compared with second quarter of 2021, the increase in the recent quarter reflected higher net interest income of $49 million and higher service charges on deposit accounts of $7 million (each reflecting the impact of the People’s United acquisition). Partially offsetting those favorable factors was a $12 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment and a $3 million increase in salaries and employee benefits expenses. The higher net interest income reflected a widening of the net interest margin on deposits and loans of 43 basis points and 37 basis points, respectively, and higher average outstanding balances of deposits of $7.5 billion. The increase in net income in the recent quarter as compared with the initial quarter of 2022 was predominantly due to higher net interest income of $53 million reflecting higher average outstanding deposits and loan balances of $6.8 billion and $1.5 billion, respectively, and higher service charges on deposit accounts of $5 million (each reflecting the impact of the People’s United acquisition). These favorable factors were partially offset by an $11 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment and higher personnel-related costs of $4 million. Net income recorded by the Business Banking segment in the first half of 2022 was $112 million, compared with $88 million in the year-earlier period. The improvement resulted from a rise in net interest income of $28 million, higher service charges on deposit accounts of $9 million and higher merchant discount and credit card fees of $6 million. The results reflected a full-quarter impact of the People’s United acquisition. The improvements were offset, in part, by $13 million of higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment. The increase in net interest income reflected increases in average outstanding deposit balances of $4.7 billion and a widening of the net interest margin on deposits of 19 basis points.

The Commercial Banking segment recorded net income of $130 million during the quarter ended June 30, 2022, compared with $111 million in the year-earlier quarter and $145 million in the first quarter of 2022. The increase in net income as compared with the second quarter of 2021 reflected higher net interest income of $53 million (inclusive of the impact of the People’s United acquisition), which was partially offset by a $22 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment and higher personnel-related costs of $10 million (including the impact of employees from the People’s United acquisition). The rise in net interest income as compared with the year-earlier quarter was due to increases in average outstanding loans and deposits and a widening of the net interest margin on deposits of 48 basis points. As compared with the initial 2022 quarter, the decrease in net income in the recent quarter was due to a $39 million increase in the provision for credit losses, an $18 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment and $9 million increase in personnel-related costs. Partially offsetting those declines was an increase of $44 million in net interest income (inclusive of the impact from the People’s United acquisition), reflecting an increase in average outstanding loan and deposit balances of $8.2 billion and $3.8 billion, respectively. Net income earned by the Commercial Banking segment totaled $275 million for the first half of 2022, as compared with $234 million earned in the similar 2021 period. That increase was primarily the result of higher net interest income of $59 million (reflecting the impact of the People’s United acquisition) that was driven by higher average balances of loans and a widening on the net interest margin on deposits of 25 basis points.

The Commercial Real Estate segment recorded net income of $122 million in the second quarter of 2022, compared with $87 million in the year-earlier period and $98 million in the initial 2022 quarter. Contributing to the rise in the recent quarter’s net income as compared with the year-earlier quarter was an increase in net interest income of $29 million (reflecting the impact of the People’s United acquisition) and a decrease in the provision for credit losses. The higher net interest income was predominantly due to increased average outstanding balances of loans and deposits of $6.1 billion and $2.6 billion, respectively, and a widening of the net interest margin on deposits of 35 basis points. The recent quarter's rise in net income as compared with the first quarter of 2022 reflects a $29 million increase in net interest income due to higher average balances of loans and deposits of $8.3 billion and $1.4 billion (reflecting additional loans and deposits obtained in the People’s United acquisition), respectively, offset in part, by a $9 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment. Net income for the Commercial Real Estate segment totaled $219 million and $158 million during the six-month periods ended June 30, 2022 and 2021, respectively. Contributing to that increase was a $54 million decrease to the provision for credit losses and higher net interest income of $26 million (reflecting a full-quarter impact of People’s United-related net interest income). Those favorable factors were partially offset by $16 million of higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment. The rise in net interest income in the first half of 2022 as compared with the similar 2021 period was mainly due to higher average outstanding balances of deposits and loans of $2.0 billion and $1.9 billion, respectively, and a widening of the net interest margin on deposits of 16 basis points.

The Discretionary Portfolio segment contributed net income of $56 million during the three-month period ended June 30, 2022, compared with $79 million in the year-earlier period, and $35 million in the first quarter of 2022. The decrease in net income as compared with the second quarter of 2021 was largely driven by higher intersegment fees paid to the Residential Mortgage Banking segment and lower net interest income reflecting narrowed margins on loans and investment securities. The improvement in the recent quarter’s net income as compared with the first quarter of 2022 was primarily due to a $25 million increase in net interest income, reflecting higher average outstanding balances of loans and investment securities reflecting the People’s United acquisition and additions during the recent quarter. Year-to-date net income for this segment totaled $91 million in 2022 and $169 million in 2021. The factors contributing to the year-over-year decrease in net income included a reduction in net interest income of $83 million reflecting compressed margins on loans and deposits plus higher intersegment fees paid to the Residential Mortgage Banking segment.

Net income from the Residential Mortgage Banking segment was $9 million during the quarter ended June 30, 2022, compared with $30 million in the year-earlier quarter and $29 million in the first quarter of 2022. The decline in the recent quarter as compared with the second 2021 quarter was driven by a decrease in gain on sales of residential mortgages of $36 million (including intersegment revenues) and lower net interest income of $9 million that was partially offset by an increase of $14 million from servicing residential real estate loans (including intersegment revenues). The decrease in the recent quarter’s net income as compared with the immediately preceding quarter was due to lower gains on sale of $25 million of residential mortgages (including intersegment revenues), partially offset by $5 million in lower servicing-related costs (including intersegment costs). The Residential Mortgage Banking segment contributed $38 million of net income in the first six months of 2022, compared with $80 million in the corresponding 2021 period. That decline in net income was driven by lower gains on sales of residential mortgages of $57 million from the year earlier period, as well as an $11 million decrease in net interest income due to lower average outstanding balances of loans and deposits of $1.6 billion and $1.4 billion, respectively, and a tightening of the net interest margin on loans of 106 basis points, and $12 million of higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment. Those unfavorable factors were offset, in part, by higher loan servicing revenues of $22 million.

Net income earned by the Retail Banking segment totaled $139 million in the second quarter of 2022, compared with $89 million in the year-earlier quarter and $84 million in the initial 2022 quarter. The increase in the current quarter as compared with the second quarter of 2021 reflects an increase in net interest income of $211 million, service charges on deposit accounts of $12 million and other fees of $15 million. The rise in net interest income was due to higher average outstanding deposit and loan balances of $29.2 billion and $11.9 billion (including the impact of the People’s United acquisition), respectively, and a widening of the net interest margin on deposits of 33 basis points. Those increases were partially offset by higher personnel related costs of $74 million, a rise in centrally-allocated expenses associated with support services provided to the Retail Banking segment of $55 million, and an increase in equipment and net occupancy costs of $24 million. The higher costs in the second quarter of 2022 compared with the year-earlier quarter also reflect the acquisition of People’s United. The recent quarter’s increase in net income as compared with the first quarter of 2022 reflects higher net interest income of $205 million, mainly driven by increases in average outstanding balances in deposits and loans of $27.7 billion and $10.9 billion, respectively, partially offset by an increase of $70 million in personnel-related costs, an increase of $47 million in centrally-allocated operation expenses associated with data processing, risk management and other support services provided to the Retail Banking segment and $23 million in higher equipment and net occupancy costs, all of which were impacted by the acquisition of People’s United in the recent quarter. Net income recorded by the Retail Banking segment totaled $224 million in the first half of 2022 and $175 million in the like 2021 period. Factors contributing to the year-over-year rise were an increase in net interest income of $214 million, reflecting an increase in average outstanding deposit and loan balances of $16.5 billion and $6.7 billion (inclusive of a full-quarter impact from the People’s United acquisition), respectively, and $17 million of service charges on deposit accounts, partially offset by $77 million in higher personnel-related costs, a $70 million rise in centrally-allocated expenses associated with data processing, risk management and other support services provided to the Retail Banking segment, and higher equipment and net occupancy charges of $23 million. The higher costs reflect, in large part, the full-quarter impact of the People’s United acquisition.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributed income from BLG, merger-related expenses resulting from acquisitions and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in a net loss totaling $310 million in the second quarter of 2022, compared with net income of $21 million in the prior-year quarter and a net loss of $70 million in the initial 2022 quarter. The “All Other” category had a net loss of $380 million for the six months ended June 30, 2022, compared with net income of $2 million recorded in the corresponding period of 2021. As compared with the earlier comparable periods, the net loss in the recent quarter and the first six months of 2022 reflected an increased provision for credit losses and higher merger-related expenses associated with the acquisition of People's United that were partially offset by the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 17 of Notes to Financial Statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the rules and regulations of the SEC. Any statement that does not describe historical or current facts is a forward-looking statement, including statements based on current expectations, estimates and projections about the Company’s business, and management's beliefs and assumptions.

Statements regarding the potential effects of events or factors specific to the Company and/or the financial industry as a whole, as well as national and global events generally, on the Company's business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company's control. As described further below, statements regarding M&T's expectations or predictions regarding the acquisition of People's United are also forward-looking statements, including statements regarding the expected financial results, prospects, targets, goals and outlook.

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

Future factors include the impact of the People's United transaction (as described in the next paragraph); the impact of the war in Ukraine; the impact of the COVID-19 pandemic; economic conditions including inflation and supply chain issues; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation and/or regulations affecting the financial services industry and/or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; containing costs and expenses; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

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

Future factors related to the acquisition also include risks, such as, among others: that there could be an adverse effect on the Company's ability to retain customers and retain or hire key personnel and maintain relationships with customers; that integration efforts may be more difficult or time-consuming than anticipated, including in areas such as sales force, cost containment, asset realization, systems integration and other key strategies; that profitability following the combination may be lower than expected including for possible reasons such as lower than expected revenues or higher or unexpected costs, charges or expenses resulting from the transaction; unforeseen risks that may exist; and other factors that may affect future results of the Company.

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

M&T provides further detail regarding these risks and uncertainties in its Form 10-K for the year ended December 31, 2021, including in the Risk Factors section of such report, as well as in other SEC filings. Forward-looking statements speak only as of the date made, and M&T does not assume any duty and does not undertake to update forward-looking statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2022 Quarters		2021 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$1,475,868	931,490	962,081	996,649	974,090	1,020,695
Interest expense	53,425	24,082	24,725	25,696	28,018	35,567
Net interest income	1,422,443	907,408	937,356	970,953	946,072	985,128
Less: provision for credit losses	302,000	10,000	(15,000)	(20,000)	(15,000)	(25,000)
Other income	571,100	540,887	578,637	569,126	513,633	505,598
Less: other expense	1,403,154	959,741	927,500	899,334	865,345	919,444
Income before income taxes	288,389	478,554	603,493	660,745	609,360	596,282
Applicable income taxes	60,141	113,146	141,962	161,582	147,559	145,300
Taxable-equivalent adjustment	10,726	3,234	3,563	3,703	3,732	3,733
Net income	$217,522	362,174	457,968	495,460	458,069	447,249
Net income available to common shareholders-diluted	$192,236	339,590	434,171	475,961	438,759	428,093
Per common share data
Basic earnings	$1.08	2.63	3.37	3.70	3.41	3.33
Diluted earnings	1.08	2.62	3.37	3.69	3.41	3.33
Cash dividends	$1.20	1.20	1.20	1.10	1.10	1.10
Average common shares outstanding
Basic	177,367	128,945	128,698	128,689	128,671	128,537
Diluted	178,277	129,416	128,888	128,844	128,842	128,669
Performance ratios, annualized
Return on
Average assets	.42%	.97%	1.15%	1.28%	1.22%	1.22%
Average common shareholders’ equity	3.21%	8.55%	10.91%	12.16%	11.55%	11.57%
Net interest margin on average earning assets (taxable-equivalent basis)	3.01%	2.65%	2.58%	2.74%	2.77%	2.97%
Nonaccrual loans to total loans and leases, net of unearned discount	2.05%	2.32%	2.22%	2.40%	2.31%	1.97%
Net operating (tangible) results (a)
Net operating income (in thousands)	$577,622	375,999	475,477	504,030	462,959	457,372
Diluted net operating income per common share	$3.10	2.73	3.50	3.76	3.45	3.41
Annualized return on
Average tangible assets	1.16%	1.04%	1.23%	1.34%	1.27%	1.29%
Average tangible common shareholders’ equity	14.41%	12.44%	15.98%	17.54%	16.68%	17.05%
Efficiency ratio (b)	58.3%	64.9%	59.7%	57.7%	58.4%	60.3%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$208,865	151,648	157,722	154,037	150,641	148,157
Total tangible assets (c)	200,170	147,053	153,125	149,439	146,041	143,554
Earning assets	189,755	138,624	144,420	140,420	136,951	134,355
Investment securities	22,384	7,724	6,804	6,019	6,211	6,605
Loans and leases, net of unearned discount	127,599	92,159	93,250	95,314	98,610	99,356
Deposits	174,683	128,055	134,444	131,255	128,413	125,733
Common shareholders’ equity (c)	24,079	16,144	15,863	15,614	15,321	15,077
Tangible common shareholders’ equity (c)	15,384	11,549	11,266	11,016	10,721	10,474
At end of quarter
Total assets (c)	$204,033	149,864	155,107	151,901	150,623	150,481
Total tangible assets (c)	195,344	145,269	150,511	147,304	146,023	145,879
Earning assets	185,109	137,237	141,990	138,257	137,171	137,367
Investment securities	22,802	9,357	7,156	6,448	6,143	6,611
Loans and leases, net of unearned discount	128,486	91,808	92,912	93,583	97,113	99,299
Deposits	170,358	126,319	131,543	128,701	128,269	128,476
Common shareholders’ equity (c)	23,784	16,126	16,153	15,779	15,470	15,197
Tangible common shareholders’ equity (c)	15,095	11,531	11,557	11,182	10,870	10,595
Equity per common share	135.16	124.93	125.51	122.60	120.22	118.12
Tangible equity per common share	85.78	89.33	89.80	86.88	84.47	82.35

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2022 Quarters		2021 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$217,522	362,174	457,968	495,460	458,069	447,249
Amortization of core deposit and other intangible assets (a)	14,138	933	1,447	2,028	2,023	2,034
Merger-related expenses (a)	345,962	12,892	16,062	6,542	2,867	8,089
Net operating income	$577,622	375,999	475,477	504,030	462,959	457,372
Earnings per common share
Diluted earnings per common share	$1.08	2.62	3.37	3.69	3.41	3.33
Amortization of core deposit and other intangible assets (a)	.08	.01	.01	.02	.02	.02
Merger-related expenses (a)	1.94	.10	.12	.05	.02	.06
Diluted net operating earnings per common share	$3.10	2.73	3.50	3.76	3.45	3.41
Other expense
Other expense	$1,403,154	959,741	927,500	899,334	865,345	919,444
Amortization of core deposit and other intangible assets	(18,384)	(1,256)	(1,954)	(2,738)	(2,737)	(2,738)
Merger-related expenses	(222,809)	(17,372)	(21,190)	(8,826)	(3,893)	(9,951)
Noninterest operating expense	$1,161,961	941,113	904,356	887,770	858,715	906,755
Merger-related expenses
Salaries and employee benefits	$85,299	87	112	60	4	—
Equipment and net occupancy	502	1,807	340	1	—	—
Outside data processing and software	716	252	250	625	244	—
Advertising and marketing	1,199	628	337	505	24	—
Printing, postage and supplies	2,460	722	186	730	2,049	—
Other costs of operations	132,633	13,876	19,965	6,905	1,572	9,951
Other expense	222,809	17,372	21,190	8,826	3,893	9,951
Provision for credit losses	242,000	—	—	—	—	—
Total	$464,809	$17,372	$21,190	$8,826	$3,893	$9,951
Efficiency ratio
Noninterest operating expense (numerator)	$1,161,961	941,113	904,356	887,770	858,715	906,755
Taxable-equivalent net interest income	$1,422,443	907,408	937,356	970,953	946,072	985,128
Other income	571,100	540,887	578,637	569,126	513,633	505,598
Less: Gain (loss) on bank investment securities	(62)	(743)	1,426	291	(10,655)	(12,282)
Denominator	$1,993,605	1,449,038	1,514,567	1,539,788	1,470,360	1,503,008
Efficiency ratio	58.3%	64.9%	59.7%	57.7%	58.4%	60.3%
Balance sheet data (in millions)
Average assets
Average assets	$208,865	151,648	157,722	154,037	150,641	148,157
Goodwill	(8,501)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(254)	(3)	(5)	(7)	(10)	(13)
Deferred taxes	60	1	1	2	3	3
Average tangible assets	$200,170	147,053	153,125	149,439	146,041	143,554
Average common equity
Average total equity	$26,090	17,894	17,613	17,109	16,571	16,327
Preferred stock	(2,011)	(1,750)	(1,750)	(1,495)	(1,250)	(1,250)
Average common equity	24,079	16,144	15,863	15,614	15,321	15,077
Goodwill	(8,501)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(254)	(3)	(5)	(7)	(10)	(13)
Deferred taxes	60	1	1	2	3	3
Average tangible common equity	$15,384	11,549	11,266	11,016	10,721	10,474
At end of quarter
Total assets
Total assets	$204,033	149,864	155,107	151,901	150,623	150,481
Goodwill	(8,501)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(245)	(3)	(4)	(6)	(9)	(12)
Deferred taxes	57	1	1	2	2	3
Total tangible assets	$195,344	145,269	150,511	147,304	146,023	145,879
Total common equity
Total equity	$25,795	17,876	17,903	17,529	16,720	16,447
Preferred stock	(2,011)	(1,750)	(1,750)	(1,750)	(1,250)	(1,250)
Common equity	23,784	16,126	16,153	15,779	15,470	15,197
Goodwill	(8,501)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(245)	(3)	(4)	(6)	(9)	(12)
Deferred taxes	57	1	1	2	2	3
Total tangible common equity	$15,095	11,531	11,557	11,182	10,870	10,595

(a)
After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2022 Second Quarter			2022 First Quarter			2021 Fourth Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$37,818	$373,543	3.96%	$23,305	$207,715	3.61%	$22,330	$205,491	3.65%
Real estate – commercial	47,227	461,594	3.87	34,957	337,100	3.86	36,717	364,795	3.89
Real estate – consumer	22,761	207,080	3.64	15,870	141,001	3.55	16,290	143,675	3.53
Consumer	19,793	210,290	4.26	18,027	188,017	4.23	17,913	194,619	4.31
Total loans and leases, net	127,599	1,252,507	3.94	92,159	873,833	3.85	93,250	908,580	3.87
Interest-bearing deposits at banks	39,386	80,773	.82	38,693	18,280	.19	44,316	16,984	.15
Federal funds sold and agreements to resell securities	250	253	.41	—	—	.71	—	—	.47
Trading account	136	199	.59	48	194	1.61	50	202	1.62
Investment securities (b)
U.S. Treasury and federal agencies	18,644	109,755	2.36	7,077	35,911	2.06	6,150	32,516	2.10
Obligations of states and political subdivisions	2,768	23,344	3.38	—	3	6.99	—	3	6.82
Other	972	9,037	3.73	647	3,269	2.05	654	3,796	2.30
Total investment securities	22,384	142,136	2.55	7,724	39,183	2.06	6,804	36,315	2.12
Total earning assets	189,755	1,475,868	3.12	138,624	931,490	2.72	144,420	962,081	2.64
Allowance for credit losses	(1,814)			(1,475)			(1,521)
Cash and due from banks	1,690			1,448			1,483
Other assets	19,234			13,051			13,340
Total assets	$208,865			$151,648			$157,722
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$95,149	$27,907	.12	$67,267	$6,747	.04	$70,518	$6,443	.04
Time deposits	5,480	1,227	.09	2,647	1,397	.21	2,914	2,968	.40
Deposits at Cayman Islands office	—	—	—	—	—	—	—	—	—
Total interest-bearing deposits	100,629	29,134	.12	69,914	8,144	.05	73,432	9,411	.05
Short-term borrowings	1,126	3,419	1.22	56	1	.01	58	—	.01
Long-term borrowings	3,282	20,872	2.55	3,442	15,937	1.88	3,441	15,314	1.77
Total interest-bearing liabilities	105,037	53,425	.20	73,412	24,082	.13	76,931	24,725	.12
Noninterest-bearing deposits	74,054			58,141			61,012
Other liabilities	3,684			2,201			2,166
Total liabilities	182,775			133,754			140,109
Shareholders’ equity	26,090			17,894			17,613
Total liabilities and shareholders’ equity	$208,865			$151,648			$157,722
Net interest spread			2.92			2.59			2.52
Contribution of interest-free funds			.09			.06			.06
Net interest income/margin on earning assets		$1,422,443	3.01%		$907,408	2.65%		$937,356	2.58%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2021 Third Quarter			2021 Second Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$23,730	$236,820	3.96%	$27,055	$219,686	3.26%
Real estate – commercial	37,547	371,150	3.87	37,419	371,050	3.92
Real estate – consumer	16,379	146,898	3.59	17,022	150,704	3.54
Consumer	17,658	193,256	4.34	17,114	189,254	4.44
Total loans and leases, net	95,314	948,124	3.95	98,610	930,694	3.79
Interest-bearing deposits at banks	39,036	14,922	.15	32,081	8,711	.11
Federal funds sold and agreements to resell securities	—	—	—	—	—	—
Trading account	51	345	2.71	49	216	1.76
Investment securities (b)
U.S. Treasury and federal agencies	5,352	30,362	2.25	5,525	31,621	2.30
Obligations of states and political subdivisions	—	3	6.44	1	10	5.77
Other	667	2,893	1.72	685	2,838	1.66
Total investment securities	6,019	33,258	2.19	6,211	34,469	2.23
Total earning assets	140,420	996,649	2.82	136,951	974,090	2.85
Allowance for credit losses	(1,577)			(1,642)
Cash and due from banks	1,480			1,409
Other assets	13,714			13,923
Total assets	$154,037			$150,641
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$70,976	$7,000	.04	$71,561	$8,052	.05
Time deposits	3,061	3,573	.46	3,358	5,085	.61
Deposits at Cayman Islands office	—	—	—	50	15	.12
Total interest-bearing deposits	74,037	10,573	.06	74,969	13,152	.07
Short-term borrowings	91	2	.01	61	2	.01
Long-term borrowings	3,431	15,121	1.75	3,429	14,864	1.74
Total interest-bearing liabilities	77,559	25,696	.14	78,459	28,018	.14
Noninterest-bearing deposits	57,218			53,444
Other liabilities	2,151			2,167
Total liabilities	136,928			134,070
Shareholders’ equity	17,109			16,571
Total liabilities and shareholders’ equity	$154,037			$150,641
Net interest spread			2.68			2.71
Contribution of interest-free funds			.06			.06
Net interest income/margin on earning assets		$970,953	2.74%		$946,072	2.77%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2022.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting. As permitted by Securities and Exchange Commission guidance, management has elected to exclude People’s United from its assessment of internal control over financial reporting for the quarter ended June 30, 2022. Assets acquired and liabilities assumed from People's United that have not yet been converted to M&T's systems or processes as of June 30, 2022 include loans of $35.8 billion, interest-bearing deposits at banks of $4.1 billion, other assets of $501 million, deposits of $47.4 billion and other liabilities of $476 million. Approximately $400 million, or 20% and 12% of total revenues for the three and six months ended June 30, 2022, respectively, was contributed from business activities of People's United that have not yet been converted to M&T's systems or processes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of June 30, 2022. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a)Total Number of Shares (or Units) Purchased (1)	(b)Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2) (3)

April 1 - April 30, 2022	90,913	$169.82	75,000	$787,241,758
May 1 - May 31, 2022	1,831,213	168.05	1,830,000	479,709,574
June 1 - June 30, 2022	1,602,200	174.72	1,600,946	200,000,006
Total	3,524,326	$171.13	3,505,946

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
(2)
In January 2021, M&T’s Board of Directors authorized a program to repurchase up to $800 million of common shares, with the exact number, timing, price and terms of such repurchases to be determined at the discretion of management and subject to all regulatory limitations. No common shares were repurchased during 2021, and on February 15, 2022, M&T’s Board of Directors reaffirmed the January 2021 authorization to repurchase up to $800 million of common shares. There were no shares repurchased in the first quarter of 2022.
(3)
In July 2022, M&T's Board of Directors authorized a program under which $3.0 billion of common shares may be repurchased with the exact number, timing, price and terms of such repurchases to be determined at the discretion of management and subject to all regulatory limitations. That authorization replaces the previous program.

Item 3. Defaults Upon Senior Securities.

(Not applicable.)

Item 4. Mine Safety Disclosures.

(None.)

Item 5. Other Information.

(None.)

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 5, 2022	By:	/s/ Darren J. King
Darren J. King
Senior Executive Vice President and Chief Financial Officer