Form 10-K
period 2022-12-31
M&T BANK CORP
filed 2023-02-22
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2022: $27,304,085,267.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 17, 2023: 167,792,740 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Buffalo, NY, United States

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2022

CROSS-REFERENCE SHEET

		Form 10-K Page
PART I
Item 1.	Business	1
Disclosure pursuant to subpart 1400 of Regulation S-K
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential

A.	Average balance sheets	63
B.	Interest income/expense and resulting yield or rate on average interest-earning assets and interest‑bearing liabilities	63
C.	Rate/volume variances	23

II.	Investments in debt securities
	A.	Maturity schedule and weighted average yield	94
III.	Loan portfolio
	A.	Maturity schedule	92
IV.	Allowance for credit losses
	A.	Credit ratios	75-79
		Factors driving material changes in credit ratios or related components	74-84, 135, 139-145
	B.	Allocation of the allowance for credit losses	84, 139
V.	Deposits
	A.	Average balances and rates	63
	B.	Uninsured and time deposits over $250,000	70-71, 95

A.	Principal market	51
B.	Approximate number of holders at year-end	21
C.	Frequency and amount of dividends declared	22-23, 109, 121
D.	Restrictions on dividends	8
E.	Securities authorized for issuance under equity compensation plans	51
F.	Performance graph	52
G.	Repurchases of common stock	53

Item 6.	Selected Financial Data	53
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	111
Item 8.	Financial Statements and Supplementary Data	111

A.	Report on Internal Control Over Financial Reporting	112
B.	Report of Independent Registered Public Accounting Firm	113

C.	Consolidated Balance Sheet — December 31, 2022 and 2021	117
D.	Consolidated Statement of Income — Years ended December 31, 2022, 2021 and 2020	118
E.	Consolidated Statement of Comprehensive Income — Years ended December 31, 2022, 2021 and 2020	119
F.	Consolidated Statement of Cash Flows — Years ended December 31, 2022, 2021 and 2020	120
G.	Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2022, 2021 and 2020	121
H.	Notes to Financial Statements	122
I.	Quarterly Trends	109

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	193
Item 9A.	Controls and Procedures	193

A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	193
B.	Management’s annual report on internal control over financial reporting	193
C.	Attestation report of the registered public accounting firm	193
D.	Changes in internal control over financial reporting	193

SIGNATURES	198

PART I

Item 1. Business.

M&T Bank Corporation (“Registrant” or “M&T”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”) and as a bank holding company (“BHC”) under Article III-A of the New York Banking Law (“Banking Law”). The principal executive offices of M&T are located at One M&T Plaza, Buffalo, New York 14203. M&T was incorporated in November 1969. M&T and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” As of December 31, 2022, the Company had consolidated total assets of $200.7 billion, deposits of $163.5 billion and shareholders’ equity of $25.3 billion. The Company had 22,210 full-time and 598 part-time employees as of December 31, 2022.

At December 31, 2022, M&T had two wholly owned bank subsidiaries: Manufacturers and Traders Trust Company (“M&T Bank”) and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2022, M&T Bank represented over 99% of consolidated assets of the Company.

On April 1, 2022, M&T completed the acquisition of People's United Financial, Inc. (“People’s United”). Through its subsidiaries, People's United provided commercial banking, retail banking and wealth management services to individual, corporate and municipal customers through a network of branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. Following the acquisition, People's United Bank, National Association, a national banking association and a wholly owned subsidiary of People's United, merged with and into M&T Bank, with M&T Bank as the surviving entity. The acquisition of People's United expanded the Company's geographical footprint and management expects the Company will benefit from greater geographical diversity and the advantages of scale associated with being a larger company.

The Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company has pursued acquisition opportunities in the past, reviews different opportunities from time to time and intends to continue this practice.

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through its Deposit Insurance Fund (“DIF”) up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2022, M&T Bank had 1,010 domestic banking offices located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia, and the District of Columbia and a full-service commercial banking office in Ontario, Canada. As of December 31, 2022, M&T Bank had consolidated total assets of $200.3 billion, deposits of $166.0 billion and shareholder’s equity of $24.4 billion. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in areas where M&T Bank maintains banking offices, and on small and medium-size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations on October 2, 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through the DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust, N.A. offers various trust and wealth management services. As of December 31, 2022, Wilmington Trust, N.A. had total assets of $692 million, deposits of $10 million and shareholder’s equity of $585 million.

M&T Securities, Inc. (“M&T Securities”) is a wholly owned subsidiary of M&T that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Securities Exchange Act of 1934. It provides institutional brokerage and securities services. As of December 31, 2022, M&T Securities had assets and shareholder's equity of $49 million. M&T Securities recorded $6 million of revenue during 2022. The headquarters of M&T Securities are located at One Light Street, Baltimore, Maryland 21202.

Wilmington Trust Investment Management, LLC (“WTIM”) is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act and provides investment management services to clients, including certain private funds. As of December 31, 2022, WTIM had assets of $7 million and shareholder’s equity of $5 million. WTIM recorded revenues of $2 million in 2022. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2022, Wilmington Trust Company had total assets of $1.2 billion and shareholder’s equity of $712 million. Revenues of Wilmington Trust Company were $138 million in 2022. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Realty Capital Corporation (“M&T Realty Capital”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2022, M&T Realty Capital serviced or sub-serviced $26.0 billion of commercial mortgage loans for non-affiliates and had assets of $932 million and shareholder’s equity of $179 million. M&T Realty Capital recorded revenues of $155 million in 2022. The headquarters of M&T Realty Capital are located at One Light Street, Baltimore, Maryland 21202.

Wilmington Trust Investment Advisors, Inc. (“WT Investment Advisors”), a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation on June 30, 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2022, WT Investment Advisors had assets of $64 million and shareholder’s equity of $52 million. WT Investment Advisors recorded revenues of $42 million in 2022. The headquarters of WT Investment Advisors are located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Funds Management Corporation (“Wilmington Funds Management”) is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as an investment advisor to the Wilmington Funds. Wilmington Funds Management had assets of $35 million and shareholder's equity of $34 million as of December 31, 2022. Wilmington Funds Management recorded revenues of $24 million in 2022. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

Following the acquisition of People’s United on April 1, 2022, M&T Bank's subsidiaries also include People's United Advisors, Inc. ("PUA"), a Connecticut corporation formed in 2018 that provides investment advisory services and financial management and planning services. As of December 31, 2022 PUA had assets and shareholder's equity of $11 million and $10 million, respectively. PUA recorded revenues of $23 million during the nine months ended December 31, 2022. Other subsidiaries of M&T Bank obtained in the People's United acquisition include entities that provide equipment leasing and financing services throughout the United States. Those subsidiaries are: LEAF Commercial Capital, Inc., a Delaware corporation incorporated in 2010, M&T Capital and Leasing Corp. (f/k/a People’s Capital and Leasing Corp.) a Connecticut corporation formed in 1997, and M&T Equipment Finance Corp. (f/k/a People’s United Equipment Finance Corp.), a Texas corporation formed in 1989. The combined assets and shareholders' equity of the three entities was $5.9 billion and $482 million, respectively, at December 31, 2022. The combined revenues of the equipment leasing and financing services subsidiaries were $280 million in the nine months following their acquisition on April 1, 2022.

The Registrant and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2022.

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

The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were interest on loans and, in 2021, trust income. The amount of income from such sources during those years is recorded in various business segments and is set forth in the Company’s Consolidated Statement of Income and Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Proposals to change the applicable regulatory framework may be introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. A change in statutes, regulations or regulatory policies applicable to M&T or any of its subsidiaries could have a material effect on the business, financial condition or results of operations of the Company.

Described hereafter are material elements of the significant federal and state laws and regulations applicable to M&T and its subsidiaries.

Overview

M&T is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) as a financial holding company and BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination, reporting, capital and other requirements of the BHCA and the regulations of the Federal Reserve. In addition, M&T’s banking subsidiaries are subject to regulation, supervision and examination by, as applicable, the New York State Department of Financial Services (“NYSDFS”), the Office of the Comptroller of the Currency (“OCC”), the FDIC and the Federal Reserve, and their consumer financial products and services are regulated by the Consumer Financial Protection Bureau (“CFPB”). Further, financial services entities such as M&T’s investment advisor and broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”), among others. Other non-bank affiliates and activities, particularly insurance brokerage and agency activities, are subject to other federal and state laws and regulations as well as licensing and regulation by state insurance and bank regulatory agencies. Although the scope of regulation and the form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity as well as regulations requiring, among other things, maintenance of capital, record keeping, and reporting.

M&T Bank is a New York chartered bank and a member of the Federal Reserve. As a result, it is subject to extensive regulation, examination and oversight by the NYSDFS and the Federal Reserve Bank ("FRB") of New York. New York laws and regulations govern many aspects of M&T Bank’s operations, including branching, dividends, subsidiary activities, fiduciary activities, lending, and deposit taking. M&T Bank is also subject to Federal Reserve regulations and guidance, including with respect to capital levels. Its deposits are insured by the FDIC, subject to certain limitations, which also exercises regulatory oversight over certain aspects of M&T Bank’s operations.

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

Certain other subsidiaries are subject to regulation by other federal and state regulators as well. For example, M&T Securities is regulated by the SEC, FINRA, SIPC, and state securities regulators, and WT Investment Advisors and PUA are also subject to SEC regulation.

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

M&T elected to become a financial holding company in March 2011. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” The failure to meet such requirements could result in material restrictions on the activities of M&T and may also adversely affect M&T’s ability to enter into certain transactions, including acquisitions, or obtain necessary approvals in connection with those transactions, as well as loss of financial holding company status. Additionally, if each of the Company’s depository institution subsidiaries has not received at least a “satisfactory” rating on its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”), the Company would not be able to commence any new financial activities or acquire a company that engages in such activities, although it would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. For a further discussion of the CRA, see the section captioned “Community Reinvestment Act” included herein.

Enhanced Prudential Standards

Under Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), U.S. bank holding companies with total consolidated assets of $100 billion or more, including M&T, are subject to enhanced prudential standards. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, stress test requirements and a debt-to-equity limit for companies that the Financial Stability Oversight Council has determined would pose a grave threat to systemic financial stability were they to fail such limits. “Tailoring Rules” adopted by the Federal Reserve and other federal bank regulators in 2019 assign each U.S. BHC with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators: (i) cross-jurisdictional activity, (ii) weighted short-term wholesale funding, (iii) nonbank assets, (iv) off-balance sheet exposure, and (v) status as a U.S. global systemically important BHC (“G-SIB”). Under the Tailoring Rules, M&T and its depository institution subsidiaries are subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. The threshold for Category III is $250 billion or more in total consolidated assets, or $100 billion or more in total consolidated assets and at least $75 billion in weighted short-term wholesale funding, nonbank assets or off-balance sheet exposures.

Under the Tailoring Rules, Category IV firms, among other things, (i) are not subject to any Liquidity Coverage Ratio (“LCR”) or Net Stable Funding Ratio (“NSFR”) (or, in certain cases, are subject to reduced requirements), (ii) remain eligible to opt-out of the requirement to recognize most elements of Accumulated Other Comprehensive Income (“AOCI”) in regulatory capital, (iii) are no longer subject to company-run stress testing requirements, (iv) are subject to supervisory stress testing on at least a biennial basis rather than an annual basis, (v) are subject to requirements to develop and maintain a capital plan on an annual basis and (vi) are subject to certain liquidity risk management and risk committee requirements. The Federal Reserve may impose more stringent requirements (e.g. frequency of supervisory stress tests or capital plan submissions) based on a company’s financial condition, size, complexity, risk profile, scope of operations or activities, or risks to the U.S. economy. Category IV firms continue not to be subject to (i) advanced approaches capital requirements, (ii) the supplementary leverage ratio (“SLR”) and (iii) the countercyclical capital buffer (“CCyB”). Other elements of the Tailoring Rules are discussed in further detail throughout this section. Compared with Category IV firms, Category III firms are subject to the LCR and NSFR, company-run stress testing requirements, annual (instead of biennial) supervisory stress tests, the SLR and the CCyB.

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

The Capital Rules also require firms to maintain a “buffer,” consisting solely of CET1 capital, in addition to the minimum risk-based requirements. Failure to satisfy the buffer requirement in full results in graduated constraints on capital distributions and discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the firm’s “eligible retained income,” defined as the greater of (i) net income for the four preceding quarters net of distributions and associated tax effects not reflected in net income and (ii) the average of net income over the preceding four quarters.

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. As a “non-advanced approaches” firm under the Capital Rules, M&T is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital. M&T’s and its subsidiary banks’ regulatory capital ratios are presented in note 24 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. The federal bank regulators have not yet proposed rules implementing these standards. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of these standards will depend on the manner in which they are implemented by the federal banking regulators.

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

Bank holding companies with total consolidated assets of $100 billion or more, including Category IV bank holding companies such as M&T, must annually submit capital plans as part of the Federal Reserve’s process. The comprehensive capital plans include a view of capital adequacy under various scenarios — including a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one BHC-defined stress scenario, and any severely adverse scenario provided by the Federal Reserve. The process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the process is also required to collect and report certain related data to the Federal Reserve on a regular basis. The Stress Capital Buffer is based on a BHC’s stressed losses in the supervisory stress test, plus four quarters of planned common stock dividends, subject to a floor of 2.5% of RWAs. In June 2022, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2022, M&T's stress capital buffer of 4.7% became effective. Accordingly, it currently is subject to a CET1 capital requirement of 9.2% (a sum of the Stress Capital Buffer and the minimum CET1 capital ratio).

In January 2021, the Federal Reserve issued a final rule to align its process with the categories set forth in the Tailoring Rules. Under the final rule, for Category IV firms, the portion of the Stress Capital Buffer based on the Federal Reserve’s supervisory stress tests will be calculated biennially, in even-numbered years. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm will receive an updated Stress Capital Buffer that reflects the firm’s updated planned common stock dividends. A Category IV firm is also able to elect to participate in the supervisory stress test in a year in which the firm would not normally be subject to the supervisory stress test and consequently receive an updated Stress Capital Buffer. The Federal Reserve may impose more stringent requirements (e.g., frequency of supervisory stress tests or capital plan submissions) based on various factors. In connection with the acquisition of People's United, M&T will be required to participate in the 2023 supervisory stress test and receive an updated Stress Capital Buffer.

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

Liquidity

Under the Tailoring Rules, as a Category IV firm, the Company is not subject to the Federal Reserve and other federal banking regulators rules that implement a U.S. version of the Basel Committee’s LCR requirement, which is intended to ensure that banks hold sufficient amounts of so-called “high quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario or the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. The Federal Reserve’s enhanced prudential standards, however, require the Company, as a BHC with $100 billion or more in total consolidated assets, to comply with enhanced liquidity and overall risk management standards, which include maintaining a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Under the Tailoring Rules, the liquidity risk management and reporting requirements are less stringent for Category IV bank holding companies as compared with bank holding companies in a different Category.

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

Limits on Undercapitalized Depository Institutions

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The federal banking regulators have specified by regulation the relevant capital levels for each category. The FDIA’s prompt corrective action provisions only apply to depository institutions and not to bank holding companies. The Federal Reserve’s regulations applicable to bank holding companies separately define “well capitalized.” A financial holding company that is not well-capitalized and well-managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose financial holding company status. Under existing rules, a depository institution is deemed to be “well capitalized” if it has (i) a CET1 ratio of at least 6.5%, (ii) a Tier 1 capital ratio of at least 8%, (iii) a Total capital ratio of at least 10%, and (iv) a Tier 1 leverage ratio of at least 5%.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries or affiliates (including M&T Realty Capital, M&T Securities, WT Investment Advisors and PUA) may borrow or otherwise obtain funding from M&T Bank and Wilmington Trust, N.A. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any “covered transaction” by M&T Bank and Wilmington Trust, N.A. (or any of their respective subsidiaries) with an affiliate must in certain cases be secured by designated amounts of specified collateral and must be limited as follows: (i) in the case of any single such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries may not exceed 10% of the capital stock and surplus of such insured depository institution, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of an insured depository institution and its subsidiaries may not exceed 20% of the capital stock and surplus of such insured depository institution. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on terms and under circumstances including credit standards, (i) that are substantially the same, or at least as favorable to such bank or its subsidiary, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies, or in the absence of comparable transactions, (ii) that in good faith would be offered to, or would apply to, nonaffiliated companies.

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

On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. The increased assessment is intended to improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline of September 30, 2028.

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or bank holding companies. For example, the BHCA requires every BHC to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings institution, if after such acquisition, the BHC will directly or indirectly own or control 5% or more of the voting shares of the institution; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings institution; or (iii) it may merge or consolidate with any other BHC. In addition, financial holding companies are required to obtain prior approval from the Federal Reserve before acquiring certain nonbank financial companies with assets exceeding $10 billion.

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

Executive and Incentive Compensation

Guidelines adopted by several federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as “excessive” when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The Federal Reserve issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act noted below. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance states that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as M&T and M&T Bank. The agencies proposed rules to implement this requirement but these proposed rules have not been finalized.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the New York Stock Exchange, to require policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. The final rule requires the exchanges to propose conforming listing standards by February 26, 2023 and requires the standards to become effective no later than November 28, 2023. Each listed issuer, which includes M&T as a listed issuer on the New York Stock Exchange, would then be required to adopt a clawback policy within 60 days after its exchange’s listing standard has become effective. M&T will work to implement these new requirements as the rule becomes effective.

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

The FDIC has separately required insured depository institutions (“IDIs”) with $50 billion or more in total assets, such as M&T Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In January 2021, the FDIC lifted its existing moratorium on resolution plans, resuming the requirement for resolution plan submissions for IDIs with $100 billion or more in assets. The FDIC also announced its intention to engage in targeted engagement and capabilities testing related to resolution planning with select firms, for which M&T Bank most recently participated during 2021. In June 2021, the FDIC issued a Statement on Resolution Plans for IDI’s, which, among other things, provides general information regarding the content that filers are expected to prepare and extends the submission frequency for specified IDI’s to a three-year resolution plan filing cycle. Pursuant to this filing cycle, M&T Bank submitted its most recent resolution plan to the FDIC in November 2022.

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

If the FDIC is appointed as receiver under the orderly liquidation authority, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under the Dodd-Frank Act provisions, and not under the insolvency law that would otherwise apply. The powers of the receiver under the orderly liquidation authority were based on the powers of the FDIC as receiver for depository institutions under the FDIA. However, the provisions governing the rights of creditors under the orderly liquidation authority were modified in certain respects to reduce disparities with the treatment of creditors’ claims under the U.S. Bankruptcy Code as compared with the treatment of those claims under the new authority. Nonetheless, substantial differences in the rights of creditors exist as between these two regimes, including the right of the FDIC to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity.

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

In November 2021, the federal banking agencies issued a final rule requiring banking organizations to notify their primary regulator as soon as possible and within 36 hours of determining that a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires specific and immediate notifications by bank service providers that become aware of similar incidents. The rule was effective April 1, 2022, with compliance required by May 1, 2022.

Financial institutions regulated by the NYSDFS, including M&T Bank, are also subject to NYSDFS regulations on cybersecurity matters, including, among other things, requirements to (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems, (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information and (iii) designate a Chief Information Security Officer.

On November 9, 2022, the NYSDFS released proposed amendments to its cybersecurity regulations that represent a significant update to the regulation of cybersecurity practices. The amendments generally fall within the following five categories: (i) increased mandatory controls associated with common attack vectors, (ii) enhanced requirements for privileged accounts, (iii) enhanced notification obligations, (iv) expansion of cyber governance practices and (v) additional cybersecurity requirements for larger companies. Most amendments as proposed would become effective within 180 days of adoption.

In March 2022, the SEC proposed new rules that would require registrants, such as M&T, to (i) report material cybersecurity incidents on Form 8-K, (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents and disclose previously undisclosed individually immaterial incidents when a determination is made that they have become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels in Form 10-K and (iv) disclose the board of directors’ cybersecurity expertise.

Many states and regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations, including implementing or modifying their data breach notification and data privacy requirements. One example of recent state legislation is the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 and applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. November 2020 amendments expanding the scope of and requirements under the CCPA generally became effective on January 1, 2023.

Consumer Protection Laws and the Consumer Financial Protection Bureau Supervision

In connection with their respective lending and leasing activities, M&T Bank, Wilmington Trust, N.A. and certain of their subsidiaries, are each subject to a number of federal and state laws designed to protect consumers and promote lending to various sectors of the economy. Such laws include: the Electronic Signatures in Global and National Commerce Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Electronic Fund Transfer Act,

the Real Estate Settlement Procedures Act, the Military Lending Act, the Servicemembers Civil Relief Act, and various state law counterparts. Furthermore, the CFPB has issued integrated disclosure requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act that relate to the provision of disclosures to consumers. There are also consumer protection laws governing deposit taking activities (e.g. the Expedited Funds Availability Act and the Truth in Savings Act), as well as securities and insurance laws governing certain aspects of the Company’s consolidated operations.

The CFPB has broad powers to supervise and enforce most federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices which violate the Consumer Financial Protection Act. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, including M&T Bank.

In addition, federal law permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Community Reinvestment Act

The CRA is intended to encourage depository institutions to help meet the credit needs of the communities in which they operate, including low- and moderate-income neighborhoods, consistent with safe and sound operations. CRA examinations are conducted by the federal agencies that are responsible for supervising the relevant depository institutions: the Federal Reserve, the FDIC and the OCC. For purposes of the CRA, M&T is regulated by the Federal Reserve. A financial institution’s performance in helping to meet the credit needs of its community is evaluated in the context of information about the institution (capacity, constraints and business strategies), its community (demographic and economic data, lending, investment, and service opportunities), and its competitors and peers. Upon completion of a CRA examination, an overall CRA Rating is assigned using a four-tiered rating system. These ratings are: “Outstanding,” “Satisfactory,” “Needs to Improve” and “Substantial Noncompliance.” The CRA evaluation is used in evaluating applications for future approval of bank activities including mergers, acquisitions, charters, branch openings and deposit facilities. An unsatisfactory CRA evaluation could result in the delay or denial of acquisition or merger applications, among other activities. M&T Bank has a current rating of “Outstanding.” M&T Bank is also subject to New York State CRA examination and is assessed using a 1 to 4 scoring system. M&T Bank currently has a rating of 1, or “Outstanding” from the NYSDFS. Wilmington Trust, N.A. has been designated a special purpose trust company since March 3, 2016, and is therefore exempt from the requirements of the CRA. In May 2022, the OCC, the Federal Reserve, and the FDIC jointly issued a proposed rule to modernize Federal banking regulators’ regulations implementing the CRA. The proposed rule would adjust CRA evaluations based on bank size and type, with many of the proposed changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, such as M&T. The effects on the Company of any potential change to the CRA rules will depend on the final form of any Federal Reserve rulemaking.

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

Corporate Governance

M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website at the Investor Relations link: Audit Committee Charter; Compensation and Human Capital Committee Charter; Executive Committee Charter; Nomination and Governance Committee Charter; Risk Committee Charter; Disclosure and Regulation FD Policy; Code of Ethics for CEO and Senior Financial Officers; and Code of Business Conduct and Ethics. In accordance with SEC rules, M&T will post on its website or file a Form 8-K to report any amendment to or waiver from any provision of the Code of Ethics for CEO and Senior Financial Officers or the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, or persons performing similar functions. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, 8th Floor, Buffalo, NY 14203-2399 (Telephone: (716) 842-5138).

Human Capital Resources

M&T recognizes employees are the difference makers that drive its success. The Company’s talent strategy focuses on recruiting, engaging, developing and retaining high-performing individuals whose strengths align with M&T’s values, purpose and leadership competencies to create and maintain a highly competitive and diverse workforce.

As of December 31, 2022, the Company employed 22,808 full-time and part-time employees. The Company’s current employee base is concentrated in the Northeast and Mid-Atlantic United States, with approximately 51% of employees residing in New York, followed by approximately 10% in Connecticut and 9% in each of Delaware and Maryland. The remainder are primarily concentrated in other states where M&T Bank maintains a retail bank branch presence. Approximately 4% of the Company’s employee base resides outside of its retail banking footprint. Inclusive in the above, as of December 31, 2022, the Company employed 118 international employees based in the UK, Ireland, Canada, Germany and France. The Company’s employee base includes 6,022 employees that support customers in the retail branch network. Overall, the average tenure of the Company’s employees is 9.5 years and the average tenure of the Company’s executive officers is 19.5 years.

Talent Attraction and Diversity, Equity and Inclusion

The Company leverages various channels to effectively identify, develop and recruit high-caliber talent throughout its footprint including its current employee base. The Employee Referral Program is a powerful tool for generating applicants and accounted for 23% of new hires in 2022. In addition, the Company’s Talent Acquisition Ambassador Program, which was implemented in 2020 and currently includes 48 employees throughout different business lines, dedicated over 800 hours towards promoting awareness of M&T career opportunities within the Company’s communities.

The Company’s recruitment team strives to create and maintain diverse representation at all levels and in all areas of the organization to promote a sense of belonging among employees and maintain a workforce that reflects the communities the Company serves. Employees attended 70 individual diversity-based recruiting events in 2022 with target audiences crossing many diversity dimensions, such as people of color, veterans, LGBTQ+, individuals with disabilities and women. The Company also works with diversity-focused schools and organizations as part of its efforts to recruit and maintain a diverse workforce. In 2022, 45% of total corporate hires were people of color and 61% were women, 40% of summer interns were people of color, and 53% of the participants in the Company’s Technology Internship Program were people of color. As of December 31, 2022, the entire Company’s workforce consisted of approximately 60% women and 27% people of color. This year, M&T also partnered with the Department of Defense to further the development of two programs focused on providing active members approaching the end of their service with civilian work experience, industry training, and career development opportunities, post military.

To further drive diversity within the Company, M&T also supports several employee resource group charters and chapters, which are voluntary, employee-driven groups organized around a particular shared interest and characteristic, such as race, ethnicity, gender, sexual orientation or differing abilities. Approximately 30% of the Company’s employees and 46% of managers are involved in these groups. The Company’s diversity efforts are led by its Chief Diversity Officer, who is a member of senior leadership, and the Senior Leadership Diversity & Inclusion Council, both of which champion inclusion efforts throughout the Company. M&T’s Board of Directors also receives regular updates on the Company’s diversity, inclusion and belonging efforts.

Engagement and Development

M&T’s commitment to recruiting top talent and regularly soliciting their feedback helps to create a highly engaged employee base that drives the Company’s success. Since 2001, the Company has conducted 17 “Engagement Surveys,” with average participation rates above 90%, demonstrating a commitment to fostering candid, open and honest two-way communication with employees to enhance the workplace. All survey results are reviewed with senior management and shared with individual managers, who identify and implement improvements based on employees’ feedback, as well as presented to M&T's Board of Directors. Employees also participate in action planning within individual work groups. In addition, M&T conducts other surveys to monitor and guide the employee experience throughout an employee’s time with the Company. Surveys are conducted at various times, such as new hire onboarding or separation from the Company, as well as in connection with key events, such as acquisitions.

The Company also encourages engagement with communities through the allotment of 40 hours of paid volunteer time. In 2022, M&T employees volunteered approximately 159,000 hours and served on the boards of 831 non-profit organizations.

Another key pillar of engagement, employee development and growth, is fostered through the Company's strong performance management philosophy focused on reinforcing corporate values, providing continuous, transparent feedback and recognizing and rewarding outstanding performance. Additional employee development is cultivated through a variety of learning offerings on topics such as technical skills, job-specific knowledge and professional development, including courses aligned with the Company's enterprise-wide leadership competencies. Training content is made available as synchronous, asynchronous, and blended learning solutions to promote employee access. The Company also invests in creating its leaders of tomorrow through various internal programs including its Manager Acceleration Program, Management Development Program, Executive Associate Program, Technology Development Program and two additional programs focused on the Company's high-performing diverse employees - the Rising Leadership Development Program and Equity One.

Compensation, Health and Wellness

The Company provides comprehensive compensation and benefits programs intended to attract, retain and incentivize its employees. In addition to base pay, these programs (which vary by country and region) include cash incentives, long term equity-based awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, family care resources, flexible work schedules, employee assistance programs and tuition assistance, among others. Over the past year, the Company has also implemented an educational program to provide transparency to employees around the different processes completed to ensure fair and equitable compensation for all team members.

The Company’s wellness programs provide employees and their families with resources that may be helpful in navigating life events and are designed to provide support to help improve their well-being. In addition to addressing employees’ physical needs through flexible and convenient medical plan and telemedicine options, M&T supports employees’ emotional health and social well-being through various programs offered to employees. The Company joins with several of its medical partners to offer sponsored events and courses, led by medical experts, and also works to help employees manage their financial wellness through free educational resources.

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

Disclosure Pursuant to Subpart 1400 of Regulation S-K

See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K.

Table 1

SELECTED CONSOLIDATED YEAR-END BALANCES

	2022	2021	2020	2019	2018
	(In thousands)

Interest-bearing deposits at banks	$24,958,719	$41,872,304	$23,663,810	$7,190,154	$8,105,197
Federal funds sold	3,000	—	—	3,500	—
Trading account	117,847	49,745	50,060	59,329	56,348
Investment securities
U.S. Treasury and federal agencies	21,476,761	6,504,382	6,360,218	8,746,749	11,746,240
Obligations of states and political subdivisions	2,577,078	177	1,531	4,915	9,153
Other	1,157,032	651,301	683,948	745,587	937,420
Total investment securities	25,210,871	7,155,860	7,045,697	9,497,251	12,692,813
Loans and leases
Commercial, financial, leasing, etc.	42,277,041	23,621,188	27,801,382	23,987,897	23,136,913
Commercial real estate	45,444,010	35,473,884	37,728,844	35,633,593	34,448,927
Residential real estate	23,773,842	16,077,275	16,786,673	16,193,154	17,191,566
Consumer	20,579,263	17,964,331	16,558,889	15,373,881	13,956,086
Total loans and leases	132,074,156	93,136,678	98,875,788	91,188,525	88,733,492
Unearned discount	(509,993)	(224,226)	(339,921)	(265,656)	(267,015)
Loans and leases, net of unearned discount	131,564,163	92,912,452	98,535,867	90,922,869	88,466,477
Allowance for credit losses	(1,925,331)	(1,469,226)	(1,736,387)	(1,051,071)	(1,019,444)
Loans and leases, net	129,638,832	91,443,226	96,799,480	89,871,798	87,447,033
Goodwill	8,490,089	4,593,112	4,593,112	4,593,112	4,593,112
Core deposit and other intangible assets	209,374	3,998	14,165	29,034	47,067
Real estate and other assets owned	41,375	23,901	34,668	85,646	78,375
Total assets	200,729,841	155,107,160	142,601,105	119,872,757	120,097,403

Noninterest-bearing deposits	65,501,860	60,131,480	47,572,884	32,396,407	32,256,668
Savings and interest-checking deposits	87,911,463	68,603,966	67,680,840	54,932,162	50,963,744
Time deposits	10,101,545	2,807,963	3,899,910	5,757,456	6,124,254
Deposits at Cayman Islands office	—	—	652,104	1,684,044	811,906
Total deposits	163,514,868	131,543,409	119,805,738	94,770,069	90,156,572
Short-term borrowings	3,554,951	47,046	59,482	62,363	4,398,378
Long-term borrowings	3,964,537	3,485,369	4,382,193	6,986,186	8,444,914
Total liabilities	175,411,851	137,203,755	126,413,822	104,156,108	104,637,212
Shareholders’ equity	25,317,990	17,903,405	16,187,283	15,716,649	15,460,191

Table 2

SHAREHOLDERS, EMPLOYEES AND OFFICES

Number at Year-End	2022	2021	2020	2019	2018

Shareholders	32,493	16,099	16,797	17,333	18,099
Employees	22,808	17,569	17,373	17,773	17,267
Offices	1,043	724	751	771	794

Table 3

CONSOLIDATED EARNINGS

	2022	2021	2020	2019	2018
	(In thousands)
Interest income
Loans and leases, including fees	$5,237,405	$3,748,988	$3,975,053	$4,442,182	$4,164,561
Investment securities
Fully taxable	447,646	141,046	176,469	288,532	323,912
Exempt from federal taxes	51,113	116	183	321	665
Deposits at banks	509,030	47,491	32,956	141,397	108,182
Other	1,926	1,143	8,051	7,161	1,391
Total interest income	6,247,120	3,938,784	4,192,712	4,879,593	4,598,711
Interest expense
Savings and interest-checking deposits	270,765	32,998	146,701	368,003	215,411
Time deposits	23,867	18,635	66,280	95,426	51,423
Deposits at Cayman Islands office	—	201	4,054	21,917	5,633
Short-term borrowings	19,426	7	28	24,741	5,386
Long-term borrowings	111,106	62,165	109,332	239,242	248,556
Total interest expense	425,164	114,006	326,395	749,329	526,409
Net interest income	5,821,956	3,824,778	3,866,317	4,130,264	4,072,302
Provision for credit losses	517,000	(75,000)	800,000	176,000	132,000
Net interest income after provision for credit losses	5,304,956	3,899,778	3,066,317	3,954,264	3,940,302
Other income
Mortgage banking revenues	356,636	571,329	566,641	457,770	360,442
Service charges on deposit accounts	446,604	402,113	370,788	432,978	429,337
Trust income	740,717	644,716	601,884	572,608	537,585
Brokerage services income	87,877	62,791	47,428	48,922	51,069
Trading account and non-hedging derivative gains	26,786	24,376	40,536	62,044	32,547
Gain (loss) on bank investment securities	(5,686)	(21,220)	(9,421)	18,037	(6,301)
Other revenues from operations	703,669	482,889	470,588	469,320	451,321
Total other income	2,356,603	2,166,994	2,088,444	2,061,679	1,856,000
Other expense
Salaries and employee benefits	2,787,351	2,045,677	1,950,692	1,900,797	1,752,264
Equipment and net occupancy	474,316	326,698	322,037	324,079	298,828
Outside data processing and software	376,493	291,839	258,480	229,731	199,025
FDIC assessments	90,274	69,704	53,803	41,535	68,526
Advertising and marketing	90,748	64,428	61,904	93,472	85,710
Printing, postage and supplies	55,570	36,507	39,869	39,893	35,658
Amortization of core deposit and other intangible assets	55,624	10,167	14,869	19,490	24,522
Other costs of operations	1,120,060	766,603	683,586	819,685	823,529
Total other expense	5,050,436	3,611,623	3,385,240	3,468,682	3,288,062
Income before income taxes	2,611,123	2,455,149	1,769,521	2,547,261	2,508,240
Income taxes	619,460	596,403	416,369	618,112	590,160
Net income	$1,991,663	$1,858,746	$1,353,152	$1,929,149	$1,918,080
Dividends declared
Common	$786,245	$582,967	$569,076	$552,216	$510,458
Preferred	96,587	72,915	68,228	72,482	72,521

Table 4

COMMON SHAREHOLDER DATA

	2022	2021	2020	2019	2018
Per share
Net income
Basic	$11.59	$13.81	$9.94	$13.76	$12.75
Diluted	11.53	13.80	9.94	13.75	12.74
Cash dividends declared	4.80	4.50	4.40	4.10	3.55
Common shareholders’ equity at year-end	137.68	125.51	116.39	110.78	102.69
Tangible common shareholders’ equity at year-end	86.59	89.80	80.52	75.44	69.28
Dividend payout ratio	41.56%	32.69%	44.32%	29.70%	27.66%

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE (a)

	2022 Compared with 2021			2021 Compared with 2020
		Resulting from Changes in:			Resulting from Changes in:
	Total Change	Volume	Rate	Total Change	Volume	Rate
	(Increase (decrease) in thousands)
Interest income (a)
Loans and leases, including fees	$1,495,960	960,566	535,394	$(228,557)	313	(228,870)
Deposits at banks	461,539	(3,446)	464,985	14,535	30,322	(15,787)
Federal funds sold and agreements to resell securities	96	(172)	268	(6,783)	(4,294)	(2,489)
Trading account	687	923	(236)	(169)	(60)	(109)
Investment securities
U.S. Treasury and federal agencies	281,472	270,334	11,138	(35,670)	(38,576)	2,906
Obligations of states and political subdivisions	71,171	71,183	(12)	(95)	(105)	10
Other	21,852	6,385	15,467	255	(642)	897
Total interest income	$2,332,777			$(256,484)
Interest expense
Interest-bearing deposits
Savings and interest-checking deposits	$237,767	8,121	229,646	$(113,703)	14,603	(128,306)
Time deposits	5,232	8,107	(2,875)	(47,645)	(17,823)	(29,822)
Deposits at Cayman Islands office	(201)	(201)	—	(3,853)	(2,100)	(1,753)
Short-term borrowings	19,419	1,162	18,257	(21)	4	(25)
Long-term borrowings	48,941	(1,744)	50,685	(47,167)	(40,540)	(6,627)
Total interest expense	$311,158			$(212,389)

(a)
Interest income data are on a taxable-equivalent basis. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Item 1A. Risk Factors.

Risk Factors Summary

Risks Relating to the Acquisition of People’s United

•
M&T may fail to realize the anticipated benefits of the acquisition of People’s United and integrating People’s United may be more difficult, costly or time-consuming than expected.
•
M&T may be unable to retain personnel successfully.
•
Litigation related to the acquisition has been filed in the past and additional litigation may be filed in the future, which could result in the payment of damages or otherwise negatively impact the business and operations of M&T.

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
•
The discontinuation of LIBOR as a permissible rate index in new contracts, the formal announcement of LIBOR’s cessation date, and the development of SOFR and other alternative benchmark indices to replace LIBOR could adversely impact the Company’s business and results of operations.
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
•
The Company is subject to laws and regulations relating to the privacy of the information of customers, clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage.
•
M&T relies on other companies to provide key components of the Company’s business infrastructure.
•
The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Business Risk

•
Changes in accounting standards could impact the Company’s reported financial condition and results of operations.
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
•
Pandemics, including COVID-19, acts of war or terrorism and other adverse external events could significantly impact the Company’s business.
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

Risks Related to the Acquisition of People’s United

M&T may fail to realize the anticipated benefits of the acquisition of People’s United and integrating People’s United may be more difficult, costly or time-consuming than expected.

In connection with the acquisition of People’s United that was completed on April 1, 2022, M&T has incurred and may further incur costs as M&T continues to integrate the People’s United business. The success of the acquisition depends, in part, on the ability to realize the anticipated cost savings from combining the businesses of M&T and People’s United. To realize the anticipated benefits and cost savings from the acquisition, M&T must integrate and combine People’s United’s businesses in a manner that permits cost savings to be realized, without adversely affecting revenues and future growth. If M&T is not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the acquisition could be less than anticipated.

There can be no assurances that the expected benefits and efficiencies related to the acquisition will be realized to offset the transaction and integration costs over time. M&T may also incur additional costs to retain legacy People’s United customers, maintain employee morale and to retain key employees. M&T has waived certain fees following conversion of customer deposit accounts to M&T’s deposit servicing system, and similar or other costs related to integration of People's United or operations as a combined company may be incurred in the future.

It is possible that challenges related to operating as a combined company could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect M&T’s abilities to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the acquisition. An inability to realize the full extent of the anticipated benefits of the acquisition could have an adverse effect upon the revenues, levels of expenses and operating results of M&T, which may adversely affect the value of M&T’s common stock.

M&T may be unable to retain personnel successfully.

The success of the acquisition will depend in part on the Company’s ability to retain the talents and dedication of key employees. It is possible that these employees, including key legacy People’s United employees, may decide not to remain with the Company. If the Company is unable to retain key employees, including management, who are critical to the successful future operations of the combined company, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. If key employees terminate their employment, the Company’s business activities may be adversely affected and the Company may not be able to locate or retain suitable replacements.

Litigation related to the acquisition has been filed in the past and additional litigation may be filed in the future, which could result in the payment of damages or otherwise negatively impact the business and operations of the Company.

Although not currently active, litigation related to the acquisition was filed against People’s United, the People’s United board of directors and M&T prior to the completion of the acquisition. Additional litigation may be filed against M&T and the M&T board of directors in the future. Among other remedies, litigation that was filed sought damages, and additional litigation by shareholders of M&T in the future may seek damages or other remedies. The outcome of any litigation is uncertain. Such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of M&T.

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

If recessionary economic conditions develop, they would likely have a negative financial impact across the financial services industry, including on the Company. If recessionary economic conditions are more severe, the extent of the negative impact on the Company’s business and financial performance can increase and be more severe, including the adverse effects listed above and discussed throughout this “Risk Factors” section.

Supply chain constraints, robust demand and labor shortages have led to persistent inflationary pressures throughout the economy. Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers, result in lower values for the Company’s investment securities and other interest-earning assets and increase expense related to talent acquisition and retention.

Additionally, economic conditions, financial markets and inflationary pressures may be adversely affected by the impact of current or anticipated geopolitical uncertainties, military conflicts, including Russia’s invasion of Ukraine, pandemics, including the COVID-19 pandemic, and global, national and local responses thereto by governmental authorities and other third parties. These unpredictable events could create, increase or prolong economic and financial disruptions and volatility that adversely affects the Company’s business, financial condition, capital and results of operations.

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

The Federal Reserve raised benchmark interest rates throughout 2022 and may continue to raise interest rates in response to economic conditions, particularly inflationary pressures. As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as changes linked to inflation, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities.

For example, changes in interest rates or interest rate spreads may:

•
Affect the difference between the interest that the Company earns on assets and the interest that the Company pays on liabilities, which impacts the Company’s overall net interest income and profitability.
•
Adversely affect the ability of borrowers to meet obligations under variable or adjustable-rate loans and other debt instruments, which, in turn, affects the Company’s loss rates on those assets.
•
Decrease the demand for interest rate-based products and services, including loans and deposits.
•
Affect the Company’s ability to hedge various forms of market and interest rate risk and may decrease the profitability or protection or increase the risk or cost associated with such hedges.
•
Affect mortgage prepayment speeds and result in the impairment of capitalized mortgage servicing assets, reduce the value of loans held for sale and increase the volatility of mortgage banking revenues, potentially adversely affecting the Company’s results of operations.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking organizations such as the Company. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that the Company charges on loans and that the Company pays on borrowings and interest-bearing deposits and can also affect the value of the Company’s on-balance sheet and off-balance sheet financial instruments. Interest rate increases have recently reduced the value of the Company’s investment portfolio, for example, by decreasing the estimated fair value of fixed income securities. Furthermore, as interest rates rise, the Company’s unrealized gains on fixed income securities would ordinarily decrease and unrealized losses would ordinarily increase, which occurred in 2022 and could continue to occur in 2023. Also, due to the impact on rates for short-term funding, the Federal Reserve’s policies influence, to a significant extent, the Company’s cost of such funding, and increases in short-term interest rates have in the past increased, and may in the future increase, the Company’s cost of short-term funding.

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

The discontinuation of LIBOR as a permissible rate index in new contracts, the formal announcement of LIBOR’s cessation date, and the development of SOFR and other alternative benchmark indices to replace LIBOR could adversely impact the Company’s business and results of operations.

The Company’s floating-rate funding, certain hedging transactions and a significant portion of the Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an alternative index.

With respect to LIBOR, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, have announced that the publication of all tenors of USD LIBOR, which to date have been calculated and determined by the IBA based on the required submissions by independent panel banks, will cease to exist and/or cease to be “representative” after June 30, 2023. In response and in coordination, U.S. federal bank regulators, including the Federal Reserve, required U.S. banks to cease using USD LIBOR as a reference rate in new contracts by December 31, 2021.

Concurrently, the Federal Reserve-sponsored Alternative Reference Rates Committee (“ARRC”) finalized and issued recommendations for the use of so-called “hardwired” LIBOR fallback language that, when incorporated into existing LIBOR-based loan documents, provides for, upon LIBOR’s permanent cessation (or an announcement from LIBOR’s administrator or certain governmental authorities that LIBOR is no longer representative of the underlying market), the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the benchmark index, with an appropriate spread adjustment that is representative of the historical difference between LIBOR and SOFR, which when added to SOFR would be intended to facilitate a value-neutral transition. Subsequently, the ARRC expanded its recommendation to include CME Term SOFR, a derivative of SOFR that is currently administered and published by the CME Group Benchmark Administration Limited. In 2021 M&T adopted hardwired fallback language modeled after the ARRC recommendations for use in all new commercial LIBOR loans, and continues to proactively seek amendments to its existing LIBOR-based commercial loan contracts to incorporate such hardwired fallback language or move to an alternative index prior to the cessation of LIBOR.

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

While the ARRC has maintained its recommendation that SOFR is the preferred replacement for LIBOR, some industry participants have questioned whether a “risk free” SOFR-based rate is an ideal replacement for LIBOR in the commercial lending market and suggesting that a credit-sensitive component or alternative be considered and developed. One such credit sensitive alternative is the Bloomberg Short-Term Bank Yield Index (BSBY), which gained some modest attention and use in the commercial lending market in the latter half of 2021 (primarily in syndicated loans), but has since gained little traction. Whether BSBY or other alternatives to SOFR develop and gain any significant market traction in the future are unknown and unpredictable at this time, and this adds further market uncertainty with respect to introducing alternative benchmark rates for new contracts.

LIBOR cessation is also impacting the derivatives market. In October 2020, The International Swaps and Derivatives Association, Inc. (ISDA), published the IBOR Fallbacks Supplement (Supplement) and IBOR Fallbacks Protocol (Protocol). The Supplement, which became effective on January 25, 2021, amends existing standard definitions for interest rate derivatives to incorporate robust fallbacks to the SOFR benchmark for derivatives linked to LIBOR. The Protocol enables market participants to incorporate these revisions into their legacy non-cleared derivatives trades with other counterparties that choose to adhere to the Protocol. The fallbacks apply following a permanent cessation of LIBOR or following a determination by the FCA that LIBOR is no longer representative of the underlying market. M&T and M&T Bank adhered to the Protocol on November 5, 2020, and the Company is in the process of remediating its interest rate swap hedging transactions with certain of its end user customers, (i.e., borrowers that have hedged their interest rate payment obligations) who have not already adhered to, or amended their legacy derivatives transactions consistent with, the Protocol. If the Company is not able to agree to appropriate LIBOR fallbacks with these customers, there will be uncertainty as to how to value and determine the Company’s rights and obligations under legacy derivatives contracts. With respect to the Company’s cleared interest rate derivatives that reference LIBOR, both the CME and LCH clearinghouses have adopted the same relevant SOFR benchmark fallbacks of the Supplement and Protocol which also became effective on January 25, 2021.

The Company has outstanding issuances, or acts as an administrative (or calculation) agent or in other capacities, across various maturities of securities referencing LIBOR in which the underlying contracts do not contemplate cessation or contemplate cessation but do so in a manner that may create other risks (“Tough Legacy Contracts”). Some of these contracts provide for selecting replacement rates in a manner that presents significant challenges or that gives the Company or another party discretion to select a rate or provide for determination of a reference rate. In March 2022, the United States Congress enacted the Adjustable Interest Rate (LIBOR) Act ("LIBOR Act") which provides both a statutory framework to replace USD LIBOR with a benchmark rate based on SOFR for Tough Legacy Contracts governed by U.S. law and a safe harbor provision for those entities selecting a SOFR-based rate identified by the Federal Reserve. Under the LIBOR Act, the Federal Reserve must adopt rules to, among other things, identify the applicable SOFR-based replacement rate. In December 2022, the Federal Reserve adopted rules, which identify different SOFR-based replacement rates for derivative contracts, for cash instruments such as floating-rate notes and preferred stock, for consumer loans, for certain government-sponsored enterprise contracts and for certain asset-backed securities. Notwithstanding this availability of statutory frameworks to address Tough Legacy Contracts, there will likely be continued uncertainty surrounding the transition as these frameworks have not been tested, and the finalized regulations from the Federal reserve have not been issued and their effectiveness and ultimate impact is not certain.

A substantial portion of the Company’s on- and off-balance sheet financial instruments (many of which have terms that extend beyond 2023) are indexed to LIBOR, including interest rate swap agreements and other contracts used for hedging and non-hedging purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long-term borrowings. Uncertainty as to the impact of the discontinuation of LIBOR and the replacement of LIBOR with a SOFR-based index or any alternative index could result in pricing volatility, loss of market share in certain products, adverse tax or accounting impacts under certain circumstances, and compliance, legal and operational costs and risks.

The market’s transition from LIBOR to an alternative reference rate will be complex and unpredictable, giving rise to a variety of risks, including operational risks, risks of value transfer between contract parties, the potential for customer disputes and litigation, as well as regulatory scrutiny.

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

Volatility in the markets for real estate and other assets commonly securing financial products has been and may continue to be a significant contributor to overall volatility in financial markets. In addition, unfavorable or uncertain economic and market conditions can be caused by supply chain disruptions, the imposition of tariffs or other limitations on international trade and travel, as well as elevated inflation, which can result in market volatility, negatively impact client activity, and adversely affect the Company’s financial condition and results of operations.

The Company’s regional concentrations expose it to adverse economic conditions in its primary retail banking office footprint.

The Company’s core banking business is largely concentrated within the Company’s retail banking office network footprint, located principally in the Northeast and Mid-Atlantic regions. Therefore, the Company is, or in the future may be, particularly vulnerable to adverse changes in economic conditions in the Northeast and Mid-Atlantic regions. The credit quality of the Company’s borrowers may deteriorate for a number of reasons that are outside the Company’s control, including as a result of prevailing economic and market conditions and asset valuations. The trends and risks affecting borrower credit quality, particularly in the Northeast and Mid-Atlantic regions, have caused, and in the future may cause, the Company to experience impairment charges, which are reductions in the recoverable value of an asset, increased purchase demands, wherein customers make withdrawals with minimum notice, higher costs (e.g. servicing, foreclosure, property maintenance), additional write-downs and losses and a potential impact to engage in lending transactions based on a reduction of customer deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Any new regulatory requirements, changes to existing requirements, or changes to interpretations of requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, such activity could affect the behaviors of third parties with which the Company deals in the ordinary course of business, such as rating agencies, insurance companies and investors. Heightened regulatory scrutiny, requirements or expectations could have significant effects on the Company, including through restrictions on growth or required remediation activities and associated resource requirements, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

There have been significant revisions to the laws and regulations applicable to the Company that have been enacted or proposed in recent years, and additional proposed changes are anticipated. Many of these and other rules to implement the changes have yet to be finalized, and the final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remain uncertain. For more information on the regulations to which the Company is subject and recent initiatives to reform financial institution regulation, see Part I, Item 1 — Business.

The Company may be subject to more stringent capital and liquidity requirements.

Bank holding companies, including M&T, are subject to capital and liquidity requirements and standards imposed as a result of the Dodd-Frank Act (as amended by EGRRCPA) and the U.S. Basel III-based capital rules. For additional information, see “Capital Requirements” under Part I, Item 1 — Business.

Regulators have implemented and may, from time to time, implement changes to these regulatory capital adequacy and liquidity requirements. If the Company fails to meet these minimum capital adequacy and liquidity requirements and other regulatory requirements, its business activities, including lending, and its ability to expand, either organically or through acquisitions, could be limited. It could also result in M&T being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets. In addition, the liquidity-related provisions of the Federal Reserve’s liquidity-related enhanced prudential supervision requirements may reduce the Company’s ability to invest in other longer-term assets even if deemed more desirable from a balance sheet management perspective, which could adversely affect its net interest income and net interest margin.

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

For bank holding companies designated as Category IV institutions under the Tailoring Rules, including M&T, the Federal Reserve conducts biennial supervisory stress tests required under the Dodd-Frank Act whereby the BHC’s financial position is tested under assumed severely adverse economic conditions. The results of those stress tests are incorporated in the determination of M&T’s Stress Capital Buffer. As a general matter, if M&T is unable to maintain capital in excess of regulatory minimum levels inclusive of its Stress Capital Buffer, it would be subject to limitations on its ability to make capital distributions, including paying dividends and repurchasing stock. In June 2022, the Federal Reserve released the results of its most recent supervisory stress tests, and based on those results, on October 1, 2022, M&T’s stress capital buffer of 4.7% became effective. The results of future supervisory stress tests are uncertain, and a more severe outcome may result in a higher Stress Capital Buffer and an increase in M&T’s effective capital requirements. An increased Stress Capital Buffer may restrict M&T’s ability to return capital to shareholders, including through paying dividends, entering into acquisitions or repurchasing its common stock, which in turn could negatively impact market and investor perceptions of M&T.

The Federal Reserve has in the past implemented, and may in the future implement, restrictions on share repurchase programs and common stock dividends at large bank holding companies such as M&T, including in response to adverse or uncertain economic conditions.

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

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Factors that can influence the Company’s credit loss experience include: (i) the impact of residential real estate values on loans to residential real estate builders and developers and other loans secured by residential real estate; (ii) the concentrations of commercial real estate loans in the Company’s loan portfolio, including in the New York City area; (iii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City area and in central Pennsylvania that have historically experienced less economic growth and vitality than many other regions of the country; (iv) the repayment performance associated with first and second lien loans secured by residential real estate; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than loans to other types of borrowers. The Company’s credit risk and the performance of its lending portfolios may be affected by concentration in an industry, geography or asset type. As described further in this “Risk Factors” section, the Company’s credit risks may be increased by the impacts of inflation, poor or recessionary economic conditions and financial market volatility. The COVID-19 pandemic created economic and financial disruptions that adversely affected, and may continue to adversely affect, customers.

Commercial real estate valuations can be highly subjective as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Emerging and evolving factors such as the shift to work-from-home or hybrid-work arrangements, changing consumer preferences (including for online shopping), COVID-19-related restrictions and resulting changes in occupancy rates as a result of these and other trends can also impact such valuations over relatively short periods. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, governmental policy regarding housing and housing finance, and general economic conditions affecting consumers, as described above.

The Company maintains an allowance for credit losses which represents, in management’s judgment, the amount of losses expected in the loan and lease portfolio. The allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management believes that the allowance for credit losses as of December 31, 2022 appropriately reflects expected credit losses in the loan and lease portfolio. However, there is no assurance that the allowance is sufficient to cover all credit losses that may occur.

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

The total amount that the Company pays for funding costs is dependent, in part, on the Company’s ability to maintain or grow its deposits. If the Company is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. The Company competes with banks and other financial services companies for deposits. Recent increases in short-term interest rates have resulted in and may continue to result in more intense competition in deposit pricing. If competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Customers may also move noninterest-bearing deposits to interest bearing accounts, increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. The Company’s bank customers could withdraw their money and put it in alternative investments, causing the Company to lose a lower cost source of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income.

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

The financial services industry in which the Company operates is highly competitive. The Company competes not only with commercial and other banks and thrifts, but also with private credit funds, insurance companies, mutual funds, hedge funds, securities brokerage firms, financial technology companies and other companies offering financial services in the U.S., globally and over the Internet. Some of the Company’s non-bank competitors are not subject to the same extensive regulations the Company is, and may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders and other technological financial services companies has grown significantly in recent years and is expected to continue growing. The Company competes on the basis of several factors, including capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms. These developments have and could continue to result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The Company has and may continue to experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share.

Finally, technological change is influencing how individuals and firms conduct their financial affairs and is changing the delivery channels for financial services. Financial technology providers, who invest substantial resources in developing and designing new technology (in particular digital and mobile technology) are beginning to offer more traditional banking products (either directly or through bank partnerships) and may in the future be able to provide additional services by obtaining a bank-like charter, such as the OCC’s fintech charter. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. As a result, the Company has had and will likely continue to have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network. Further, along with other participants in the financial services industry, the Company frequently attempts to introduce new technology-driven products and services that are aimed at allowing the Company to better serve customers and to reduce costs. The Company may not be able to effectively implement new technology-driven products and services that allow it to remain competitive or be successful in marketing these products and services to its customers.

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

M&T’s success depends, in large part, on its ability to attract and retain key individuals and to have a diverse workforce. Competition for qualified and diverse candidates in the activities in which the Company engages and markets that the Company serves is significant, and the Company may not be able to hire candidates and retain them. Growth in the Company’s business, including through acquisitions, may increase its need for additional qualified personnel. The Company is increasingly competing for personnel with financial technology providers and other less regulated entities who may not have the same limitations on compensation as the Company does. Recruiting and compensation costs may increase as a result of changes in the marketplace, which may increase costs and adversely impact the Company. The increase in remote and hybrid work arrangements and opportunities in regional, national and global labor markets has also increased competition for the Company to attract and retain skilled personnel. The Company’s current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable as compared with the arrangements offered by other companies, which could adversely affect the Company’s ability to attract and retain employees. If the Company is not able to hire or retain highly skilled, qualified and diverse individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.

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

Further, third parties with which the Company does business, as well as vendors and other third parties with which the Company’s customers do business, can also be sources of information security risk to the Company, particularly where activities of customers are beyond the Company’s security and control systems, such as through the use of the Internet, personal computers, tablets, smart phones and other mobile services. Risks relating to cyber attacks on vendors and other third parties, including supply chain attacks affecting software and information technology service providers, have been rising as such attacks become increasingly frequent and severe. Security breaches affecting the Company’s customers, or systems breakdowns, failures, security breaches or employee misconduct affecting such other third parties, may require the Company to take steps to protect the integrity of its own systems or to safeguard confidential information of the Company or its customers, thereby increasing the Company’s operational costs and adversely affecting its business. Additionally, successful cyber security attacks at other large financial institutions, whether or not the Company is impacted, could lead to a general loss of customer confidence in financial institutions that could negatively affect M&T, including harming the market perception of the effectiveness of the Company’s security measures or the financial system in general which could result in reduced use of the Company’s financial products. Though the Company has insurance against some cyber security risks and attacks, it may not be sufficient to offset the impact of a material loss event.

The Company, as well as third parties with which the Company does business, has expanded the use of cloud service providers, which could experience system breakdowns or failures, outages, downtime, cyber security-attacks, negative changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on the Company’s business and reputation. For example, during 2021, there were a number of widely publicized cases of outages in connection with access to cloud service providers. Thus, increasing the amount of infrastructure that the Company or its vendors and service providers outsource to the cloud or to other parties may increase M&T’s risk exposure. The failure to properly upgrade or maintain the computer systems could result in greater susceptibility to attacks, particularly in light of the greater frequency and severity of attacks in recent years, as well as the growing prevalence of supply chain attacks affecting software and information technology service providers. Failures related to upgrades and maintenance also increase risks related to unauthorized access and misuse, as well as the Company’s ability to achieve its business continuity and resiliency objectives.

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

Although the Company believes that a robust suite of authentication and layered security controls, data encryption and tokenization, threat intelligence, anti-malware defenses and vulnerability management tools exist, the failure of any of these controls could result in a failure to detect, mitigate or remediate these risks in a timely manner. Moreover, potential new regulations may require the Company to disclose information about a cybersecurity event before it has been resolved or fully investigated. Further, as the Company expands its mobile and digital capabilities, cyber security risks increase.

A disruption or breach, including as a result of a cyber security attack, or media reports of perceived security vulnerabilities at the Company or at third-party service providers could result in significant legal and financial exposure, regulatory intervention, remediation costs, damage to reputation or loss of confidence in the security of systems, products and services that could adversely affect the Company’s business. Like other U.S. financial services providers, the Company continues to be targeted with evolving and adaptive cyber security threats from sophisticated third parties. Although the Company is not aware of any material losses relating to cyber security incidents, there can be no assurance that unauthorized access or cyber security incidents will not become known or occur or that the Company will not suffer such losses in the future.

The Company is subject to laws and regulations relating to the privacy of the information of customers, clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage

The Company is also subject to laws and regulations relating to the privacy of the information of customers, clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage. New privacy and data protection initiatives will impose additional operational burdens on the Company, may limit the Company’s ability to pursue desirable business initiatives and increase the risks associated with any future use of customer data. Significant examples include the General Data Protection Regulation ("GDPR"), the UK GDPR, known as The Data Protection Act of 2018, and the California Consumer Privacy Act. Compliance with these and other laws and regulations may require changes to policies, procedures and technology for information security and segregation of data, which could, among other things, make the Company more vulnerable to operational failures, and to monetary penalties, litigation or regulatory enforcement actions for breach of such laws and regulations.

As privacy-related laws and regulations are implemented, they may also limit how companies like M&T can use personal data and impose obligations on companies in their management of such data. The time and resources needed for the Company to comply with such laws and regulations, as well as its potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase. The impacts will be greater to the extent requirements vary across jurisdictions.

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

Business Risk

Changes in accounting standards could impact the Company’s reported financial condition and results of operations.

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

A negative public opinion of the Company and its business can result from any number of activities, including the Company’s lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by regulators or by community organizations in response to these activities. Significant harm to the Company’s reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct or the activities of customers, other participants in the financial services industry or the Company’s contractual counterparties, such as service providers and vendors. A service disruption of the Company’s technology platforms or an impact to the Company’s branches could have a negative impact on a customer’s access to banking services and harm the Company’s reputation with customers. In particular, a cyber security event impacting the Company’s or its customers’ data could have a negative impact on the Company’s reputation and customer confidence in the Company and its cyber security. Damage to the Company’s reputation could also adversely affect its credit ratings and access to the capital markets.

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

The Company has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, including liquidity risk, credit risk, market risk, interest rate risk, compliance risk, strategic risk, reputational risk, and operational risk related to its employees, systems and vendors, among others. There are inherent limitations to the Company’s risk management strategies as there may exist, or develop in the future, risks that it has not appropriately anticipated or identified. In addition, the Company relies on both qualitative and quantitative factors, including models, to monitor, measure and analyze certain risks and to estimate certain financial values, which are subject to error. The Company must also develop and maintain a culture of risk management among its employees, as well as manage risks associated with third parties, and could fail to do so effectively. If the Company’s risk management framework proves ineffective, the Company could incur litigation and negative regulatory consequences, and suffer unexpected losses that could affect its financial condition or results of operations.

Pandemics, including COVID-19, acts of war or terrorism and other adverse external events could significantly impact the Company’s business.

Pandemics, including the COVID-19 pandemic, acts of war, military conflicts, including Russia’s invasion of Ukraine, or terrorism and other adverse external events, including severe weather and other natural disasters, could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company.

For example, the COVID-19 pandemic created economic and financial disruptions that adversely affected, and may in the future adversely affect, the Company’s business, financial condition, capital and results of operations. The extent to which the COVID-19 pandemic will in the future negatively affect the Company’s business, financial condition, capital and results of operations will depend on highly uncertain and unpredictable developments, including the scope and duration of any surges in the pandemic, the emergence of new variants, the effectiveness and distribution of vaccines and other public health measures, the continued effectiveness of M&T’s business continuity plans, the direct and indirect impact of the pandemic on the Company’s employees, customers, clients, counterparties, vendors, service providers and other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

Depending on the impact of pandemics, such as the COVID-19 pandemic, military conflicts such as Russia’s invasion of Ukraine, terrorism and other detrimental or destabilizing global and national events on general economic and market conditions, consumer and corporate spending and investment and borrowing patterns, there is a risk that adverse conditions could occur, including supply chain disruptions; higher inflation; decreased demand for the Company’s products and services or those of its borrowers, which could increase credit risk; challenges related to maintaining sufficient qualified personnel due to labor shortages, talent attrition, employee illness, willingness to return to work; and disruptions to business operations at the Company and at counterparties, vendors and other service providers. Even after such events fully subside, the U.S. economy may experience a prolonged economic slowdown or recession, and M&T anticipates the Company’s businesses would be materially and adversely affected by a prolonged economic slowdown or recession.

The escalation or continuation of the war between Russia and Ukraine or other hostilities could result in, among other things, further increased risk of cyber attacks, supply chain disruptions, higher inflation, lower consumer demand and increased volatility in commodity, currency and other financial markets.

To the extent that pandemics, including the COVID-19 pandemic, acts of war, including Russia’s invasion of Ukraine, or terrorism and other detrimental external events adversely affect the Company’s business, financial condition, liquidity, capital or results of operations, such factors may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The Company’s assets, communities, operations, reputation and customers could be adversely affected by the impacts of climate risk.

The Company operates in regions where its businesses and the activities of its customers could be negatively impacted by climate risk. This includes the physical risks resulting from chronic shifts in climate, such as rising average global temperatures, rising sea levels and acute climate events, such as an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados. Such chronic shifts and events could damage or otherwise impact the value or productivity of customers’ assets and disrupt the Company’s operations and the operations of customers or third parties on which the Company relies. They could also result in market volatility, negatively impact the Company’s customers’ ability to repay outstanding loans, and damage or deteriorate the value of collateral. Over time such risks may result in both increasing premiums for and reduced availability of insurance and have a broader impact on the economy.

Further, climate risk may manifest from efforts to transition to a low-carbon economy. Transition risks may arise from changes in consumer and business preferences, legislation, regulation, policy, and technological advancement associated with the changes necessary to limit climate change. Such risks may result in increased expenses or otherwise adversely impact the Company and its customers, including the ability of customers to repay outstanding loans. The Company could experience increased expenses resulting from climate-related strategic planning and market changes, as well as litigation and reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced investor and stakeholder confidence due to its climate change strategy and responses. For example, the Company’s reputation may be damaged and its financial condition could suffer as a result of the ineffective identification, monitoring or management of risks relating to providing financial services to certain industries or projects that are sensitive to a transition to a lower carbon economy, as well as any decisions the Company makes to continue to conduct or change its activities in response to considerations relating to climate change.

Ongoing legislative or regulatory uncertainties and changes regarding appropriate climate risk management, practices and disclosures, such as the climate-related disclosure rules proposed by the SEC in 2022, may also result in higher regulatory, compliance and other expenses. In addition, the expectations of federal and state banking regulators, investors and other stakeholders are continuously evolving and may require financial institutions including the Company, to adhere to increased requirements and expectations regarding the disclosure and management of their climate risks and related lending, investment, operations and advisory activities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned by M&T Bank. M&T, M&T Bank and their subsidiaries occupy 100% of the building. At December 31, 2022, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $25.9 million.

M&T Bank owns and occupies an additional facility in Buffalo, New York (known as M&T Center) with approximately 395,000 rentable square feet of space. At December 31, 2022, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $11.9 million.

M&T Bank also owns and occupies three separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 290,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $24.6 million at December 31, 2022.

M&T Bank owns facilities in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 100% of Wilmington Center and approximately 23% of Wilmington Plaza. At December 31, 2022, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $39.1 million and $14.5 million, respectively.

M&T Bank also owns facilities in Millsboro, Delaware and Harrisburg, Pennsylvania with approximately 325,000 and 220,000 rentable square feet of space, respectively. M&T Bank occupies 100% and approximately 29% of those facilities, respectively. At December 31, 2022, the cost of those buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $15.9 million and $8.0 million, respectively.

The Company obtained facilities in connection with the People's United acquisition, including a building in Bridgeport, Connecticut, (known as Bridgeport Center) with approximately 450,000 rentable square feet of space. The Company occupies approximately 89% of that facility. At December 31, 2022, the cost of that building (including improvements subsequent to acquisition), net of accumulated depreciation, was $35.7 million.

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

Of the 1,010 domestic banking office locations of M&T’s subsidiary banks at December 31, 2022, 366 are owned and 644 are leased.

Item 3. Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of December 31, 2022. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

René F. Jones, age 58, is chief executive officer, chairman of the board and a director of M&T and M&T Bank (2017). Previously, he was a senior executive vice president of M&T and a vice chairman of M&T Bank with responsibility for the Company’s Wealth and Institutional Services Division, Treasury Division, and Mortgage and Consumer Lending Divisions. Mr. Jones had also served as chairman of the board and a director of Wilmington Trust Investment Advisors, a director of M&T Insurance Agency, chief financial officer of M&T, M&T Bank and Wilmington Trust, N.A. and held a number of management positions within M&T Bank’s Finance Division since 1992.

Richard S. Gold, age 62, is president and chief operating officer of M&T (2017) and president, chief operating officer and a director of M&T Bank (2017). Mr. Gold oversees the Consumer Banking, Business Banking, Legal and Human Resources Divisions. Previously, he was a senior executive vice president, chief risk officer and director of M&T and was a vice chairman and chief risk officer of M&T Bank. Mr. Gold had been responsible for overseeing the Company’s governance and strategy for risk management, as well as relationships with key regulators and supervisory agencies. He is a senior executive vice president (2021) of Wilmington Trust, N.A. and Wilmington Trust Company. Mr. Gold had served as chairman, president and chief executive officer of Wilmington Trust, N.A., as a senior vice president of M&T Bank from 2000 to 2006 and has held a number of management positions since he began his career with M&T Bank in 1989. In June 2022 Mr. Gold announced his intention to retire effective after the first quarter of 2023, and his plans to remain a director of M&T Bank.

Kevin J. Pearson, age 61, is vice chairman (2020) of M&T and is vice chairman (2014) and a director (2018) of M&T Bank. Mr. Pearson has oversight of the Commercial Banking, Technology and Banking Operations, and Wealth and Institutional Services Divisions. Previously, Mr. Pearson served as a director of M&T, chairman of the board of Wilmington Trust Company and chairman of the board of Wilmington Trust, N.A. He also previously served as a senior executive vice president of M&T and M&T Bank and has held a number of management positions since he began his career with M&T Bank in 1989. Mr. Pearson is a director (2018) of Wilmington Trust Company, WT Investment Advisors, Wilmington Funds Management, and WTIM. He is a director (2014) of Wilmington Trust, N.A. and a director (2022) of PUA.

Robert J. Bojdak, age 67, is a senior executive vice president and chief credit officer (2004) of M&T and M&T Bank where he is responsible for managing the overall risk involving M&T Bank’s loan portfolio, monitoring portfolio metrics and workout activities. He is a senior executive vice president (2004) of Wilmington Trust, N.A. and a senior executive vice president (2020) of Wilmington Trust Company. Mr. Bojdak joined M&T Bank in 2002 and previously served as senior vice president and credit deputy for M&T Bank and as a director of Wilmington Trust, N.A.

Peter G. D'Arcy, age 49, is a senior executive vice president (2022) of M&T and M&T Bank and is the head of Commercial Banking. In his current role, Mr. D'Arcy is responsible for directing strategic growth and business line development activities across M&T’s footprint for commercial clients. He is a director and chairman (2022) of M&T Realty Capital. Previously, Mr. D'Arcy served as an Area Executive, was co-head of M&T Bank’s Senior Loan Committee, and supervised M&T Bank’s commercial real estate segment, Capital Markets and Corporate and Institutional Banking Divisions. He began his career with M&T Bank in 1995.

Christopher E. Kay, age 57, is a senior executive vice president (2018) of M&T and M&T Bank, and is responsible for all aspects of Consumer Banking, including the Mortgage, Consumer Lending and Retail businesses. He is also responsible for Business Banking, Customer Experience, Digital, Strategy and Transformation, Marketing and Enterprise Platforms. Prior to joining M&T in 2018, Mr. Kay served as chief innovation officer at Humana from 2014 to 2018 and as managing director of Citi Ventures from 2007 to 2013.

Darren J. King, age 53, is a senior executive vice president (2010) and chief financial officer (2016) of M&T and senior executive vice president (2009) and chief financial officer (2016) of M&T Bank. Mr. King has responsibility for the overall financial management of the Company and oversees the Finance and Treasury Divisions. Prior to his current role, Mr. King was the Retail Banking executive with responsibility for overseeing Business Banking, Consumer Deposits, Consumer Lending and M&T Bank’s Marketing and Communications team. Mr. King previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 2000. Mr. King is a senior executive vice president (2009) and chief financial officer (2016) of Wilmington Trust, N.A.

Doris P. Meister, age 68, is a senior executive vice president (2016) of M&T and M&T Bank and is responsible for overseeing the Company’s wealth management business, including Wilmington Trust Wealth Management, M&T Securities and WT Investment Advisors. Ms. Meister is the chair of the board, president and chief executive officer (2022) and a director (2016) of Wilmington Trust, N.A. and Wilmington Trust Company, and the chair of the board, chief executive officer and a director (2017) of WT Investment Advisors. She is a director (2017), chair of the board and chief executive officer (2018) of Wilmington Funds Management and WTIM. Ms. Meister is a director, chair of the board and chief executive officer (2022) of PUA. Ms. Meister joined Wilmington Trust N.A. in 2016 and has over four decades of financial and executive management experience.

Laura P. O’Hara, age 63, is a senior executive vice president (2020) and chief legal officer (2017) of M&T and M&T Bank. In this role, she oversees all of the Company’s legal affairs, as well as the Office of the Corporate Secretary. Ms. O’Hara is a senior executive vice president (2020) and chief legal officer (2018) of Wilmington Trust, N.A., and senior executive vice president and chief legal officer (2020) of Wilmington Trust Company. She has almost 40 years of litigation, regulatory compliance and risk management experience, including time spent at Santander Bank, where she served as executive vice president and general counsel from 2015 until she joined M&T in 2017.

Michael J. Todaro, age 61, is a senior executive vice president (2015) and chief risk officer (2021) of M&T and M&T Bank where he is responsible for overseeing the Company’s governance and strategy for risk management as well as relationships with the Company’s regulators and supervisory agencies. He is a senior executive vice president (2015) and chief risk officer (2021) of Wilmington Trust, N.A., and is a senior executive vice president (2021) of Wilmington Trust Company. Mr. Todaro began his career with M&T in 1995, and previously served as senior vice president of M&T Bank and held a number of management positions within M&T Bank’s Mortgage, Consumer Lending and Customer Asset Management Divisions. Most recently he was responsible for Enterprise Transformation activities.

Michele D. Trolli, age 61, is a senior executive vice president (2005) and head of corporate operations and enterprise initiatives (2018) of M&T and M&T Bank. Previously, she was chief information officer of M&T and M&T Bank. Ms. Trolli has led a wide range of the Company’s Banking Operations, which includes Banking Services, Corporate Services, Business Continuity and Enterprise Transformation and Change Management and overseeing the Environmental, Social and Governance ("ESG") initiative. In December 2022 Ms. Trolli announced her plans to retire from M&T Bank effective in March of 2023.

Julianne Urban, age 50, is a senior executive vice president (2020) and chief auditor (2017) of M&T and M&T Bank. She is responsible for the audit division’s strategic development and execution of assurance services. During her tenure, she has served as audit manager and audit director responsible for examining various business lines including Commercial Banking, Consumer Banking, Credit, Finance, Mortgage, Operations, Regulatory, Retail, Risk Management, and Treasury. Ms. Urban is a senior executive vice president (2020) and chief auditor (2018) of Wilmington Trust, N.A. and a senior executive vice president (2020) and chief auditor (2017) of Wilmington Trust Company.

D. Scott N. Warman, age 57, is a senior executive vice president (2009) and treasurer (2008) of M&T and M&T Bank. He is responsible for managing the Company’s Treasury Division, including asset/liability management, funding, investment and derivative portfolio management, capital markets foreign exchange trading and sales. Mr. Warman previously served as senior vice president of M&T Bank and has held a number of management positions within M&T Bank since 1995. He is a senior executive vice president and treasurer of Wilmington Trust, N.A. (2008) and is a senior executive vice president and treasurer of Wilmington Trust Company (2012).

Jennifer Warren, age 58, is a senior executive vice president (2022) of M&T and M&T Bank. Ms. Warren is responsible for managing administrative and business development functions of Institutional Client Services within the Wealth and Institutional Services Division. She is a senior executive vice president and director (2022) of Wilmington Trust, N.A. and Wilmington Trust Company. Ms. Warren is a director (2022) of Wilmington Funds Management, WTIM and PUA. Prior to joining the Company, Ms. Warren was chief executive officer of Issuer Services, North America for Computershare from 2018 to 2021. Ms. Warren previously served as head of the U.S. region and president and chief executive officer of CIBC World Markets Corp., where she worked for nearly 12 years.

Tracy S. Woodrow, age 49, is a senior executive vice president (2020), chief human resources officer (2020) and chief administrative officer (2023) of M&T and M&T Bank. Ms. Woodrow is responsible for managing the Company’s Human Resources, Banking Services and Corporate Services Divisions, and leading the ESG initiative. She is a senior executive vice president (2015) of Wilmington Trust, N.A. and Wilmington Trust Company. Ms. Woodrow previously served as the Bank Secrecy Act / Anti-Money Laundering / Office of Foreign Assets Control Officer for M&T, M&T Bank and Wilmington Trust, N.A. upon joining M&T Bank in 2013.

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

During the fourth quarter of 2022, M&T did not issue any shares of its common stock that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2019 Equity Incentive Compensation Plan, which has been previously approved by shareholders and the M&T Bank Corporation Deferred Bonus Plan, which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2022, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	729,771	$164.12	1,650,696
Equity compensation plans not approved by security holders	11,725	80.46	—
Total	741,496	$162.79	1,650,696

(1)
As of December 31, 2022, a total of 1,612,597 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $139.36 per common share.

Deferred Bonus Plan

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

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Nasdaq Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by Standard & Poor’s Corporation, for the five-year period beginning on December 31, 2017 and ending on December 31, 2022. The KBW Nasdaq Bank Index is a modified market capitalization weighted index consisting of 25 banking stocks representing leading large U.S. national money centers, regional banks and thrift institutions.

Comparison of Five-Year Cumulative Return*

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
M&T Bank Corporation
KBW Nasdaq Bank Index
S&P 500 Index

Shareholder Value at Year End*

	2017	2018	2019	2020	2021	2022
M&T Bank Corporation	100	85	104	81	101	98
KBW Nasdaq Bank Index	100	82	112	100	139	109
S&P 500 Index	100	96	126	149	192	157

* Assumes a $100 investment on December 31, 2017 and reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2022, M&T purchased shares of its common stock as follows:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

October 1 - October 31, 2022	211,886	$169.42	200,000	$2,366,318,142
November 1 - November 30, 2022	2,125,262	167.80	2,125,000	2,009,747,682
December 1 - December 31, 2022	1,340,649	156.55	1,339,887	1,800,000,226
Total	3,677,797	$163.79	3,664,887

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

Item 6. Selected Financial Data [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York with consolidated assets of $200.7 billion at December 31, 2022. The consolidated financial information presented herein reflects M&T and all of its subsidiaries, which are referred to collectively as “the Company.” M&T’s wholly owned bank subsidiaries are Manufacturers and Traders Trust Company (“M&T Bank”) and Wilmington Trust, National Association (“Wilmington Trust, N.A.”). Among other subsidiaries of M&T is M&T Securities, Inc. which provides institutional brokerage and securities services and had total assets of $49 million at December 31, 2022.

M&T Bank, with total assets of $200.3 billion at December 31, 2022, is a New York-chartered commercial bank with 1,010 domestic banking offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia, and the District of Columbia, and a full-service commercial banking office in Ontario, Canada. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. M&T Bank lends to consumers residing in the states noted above and to small and medium-size businesses based in those areas, although loans are also originated through offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include M&T Realty Capital Corporation, a multifamily commercial mortgage lender; Wilmington Trust Investment

Advisors, Inc., which serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and entities obtained in the People's United acquisition including LEAF Commercial Capital, Inc., M&T Capital and Leasing Corp. (formerly known as People's Capital and Leasing Corp.) and M&T Equipment Finance Corp. (formerly known as People's United Equipment Finance Corp.) that provide equipment leasing and financing services.

Wilmington Trust, N.A. is a national bank with total assets of $692 million at December 31, 2022. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services.

On April 1, 2022, M&T completed the acquisition of People’s United Financial, Inc. (“People’s United”). Through subsidiaries, People's United provided commercial banking, retail banking and wealth management services to individual, corporate and municipal customers through a network of branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. Following the merger, People's United Bank, National Association, a national banking association and a wholly owned subsidiary of People's United, merged with and into M&T Bank with M&T Bank as the surviving entity. The results of operations acquired from People's United have been included in the Company's financial results since April 1, 2022.

In connection with the acquisition of People's United, M&T issued 50,325,004 common shares on April 1, 2022. Pursuant to the terms of the merger agreement, People’s United shareholders received consideration valued at .118 of an M&T common share in exchange for each common share of People’s United. The purchase price totaled approximately $8.4 billion (with the price based on M&T’s closing price of $164.66 per share as of April 1, 2022). Additionally, People’s United outstanding preferred stock was converted into new shares of Series H preferred stock of M&T.

The People's United transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. M&T preliminarily recorded assets acquired of $64.2 billion, including $35.8 billion of loans and leases and $11.6 billion of investment securities, and liabilities assumed totaling $55.5 billion, including $53.0 billion of deposits. The transaction added $8.4 billion to M&T's common shareholders' equity and $261 million to preferred equity. In connection with the acquisition the Company recorded $3.9 billion of goodwill and $261 million of core deposit and other intangible assets. The acquisition of People's United formed a banking franchise with approximately $200 billion in assets serving communities in the Northeast and Mid-Atlantic from Maine to Virginia, including Washington D.C.

Net acquisition and integration-related expenses (included herein as merger-related expenses) associated with the People's United acquisition totaled $432 million after tax-effect, or $2.63 of diluted earnings per common share in 2022, and $34 million after tax-effect, or $0.25 of diluted earnings per common share in 2021. M&T completed the transfer of most financial records of People’s United to M&T’s core operating systems in the third quarter of 2022. The Company does not expect any People's United merger-related expenses to be material during 2023.

On September 29, 2022 M&T Bank announced it had entered into a definitive agreement to sell M&T Insurance Agency, Inc. ("MTIA"), a wholly owned insurance agency subsidiary of M&T Bank to Arthur J. Gallagher & Co. The transaction was completed on October 31, 2022 and resulted in a pre-tax gain of $136 million. On December 19, 2022 Wilmington Trust, N.A. announced it had entered into an agreement to sell its Collective Investment Trust ("CIT") business to a private equity firm. That sale is expected to close in the first half of 2023 and result in recognition of a gain at that time.

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

•
Accounting for credit losses — Effective January 1, 2020 the Company adopted amended accounting guidance that impacts how the allowance for credit losses is determined. Under that accounting guidance, the allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment, gross domestic product and real estate prices. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein under the heading “Provision for Credit Losses” and in note 5 of Notes to Financial Statements. Prior to 2020, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. The estimation of the allowance for credit losses prior to 2020 did not consider reasonable and supportable forecasts that could have affected the collectability of the reported amounts.
•
Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations, capitalized servicing assets, pension and other postretirement benefit obligations, estimated residual values of property associated with leases, and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations, financial condition or disclosures of fair value information. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that require recognition of a loss in the consolidated statement of income. Examples include certain investments, capitalized servicing assets, goodwill and core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 3, 4, 7, 8, 13, 19, 20 and 21 of Notes to Financial Statements.
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

Overview

During 2022 the Federal Reserve took steps to address rising inflation, including several increases in the target Federal funds rate totaling 4.25%. Those actions have led to an expansion of the Company's net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. A higher level of earning assets associated with the People's United acquisition and the expanded net interest margin have increased taxable-equivalent net interest income in 2022 as compared with 2021 and 2020. The Company's estimates of expected credit losses at December 31, 2022 reflected risks including inflation, a projected rise in unemployment, reduction of economic growth projections, decreasing residential real estate values as compared with December 31, 2021 and continued concerns about commercial real estate values in the hospitality and office building sectors. The Company recognized a $136 million gain on the sale of MTIA in the fourth quarter of 2022. Also during the fourth quarter of 2022, the Company made a $135 million tax-deductible contribution to The M&T Charitable Foundation.

Net income recorded by the Company in 2022 was $1.99 billion or $11.53 of diluted earnings per common share, compared with $1.86 billion or $13.80 of diluted earnings per common share in 2021. Basic earnings per common share were $11.59 in 2022 and $13.81 in 2021. In connection with M&T’s acquisition of People’s United, the after-tax impact of merger-related expenses was $432 million ($580 million pre-tax), or $2.63 of diluted earnings per common share in 2022, compared with $34 million ($44 million pre-tax), or $0.25 of diluted earnings per common share in 2021. Merger-related expenses largely consisted of professional services, temporary help fees and other costs associated with actual or planned conversions of systems and/or integration of operations and the introduction of the Company to its new customers, costs related to terminations of existing contractual arrangements to purchase various services, severance, travel costs, and, in the second quarter of 2022, an initial provision for credit losses on loans not deemed to be purchased credit deteriorated ("PCD") on the April 1, 2022 acquisition date of People's United. GAAP requires that acquired loans be recorded at estimated fair value, which includes the use of interest rate and expected credit loss assumptions to forecast estimated cash flows. GAAP also provides that an allowance for credit losses on loans acquired, but not classified as PCD also be recognized. Given the requirement to recognize such losses above and beyond the impact of forecasted losses used in determining the fair value of acquired loans, M&T considers that initial provision to be a merger-related expense. There were no merger-related expenses during 2020. Net income in 2020 totaled $1.35 billion, while diluted and basic earnings per common share were each $9.94. Expressed as a rate of return on average assets, net income in 2022 was 1.05%, compared with 1.22% in 2021 and 1.00% in 2020. The return on average common shareholders’ equity was 8.67% in 2022, 11.54% in 2021 and 8.72% in 2020.

Table 1

EARNINGS SUMMARY

Dollars in millions

Increase (Decrease) (a)										Compound Growth Rate
2021 to 2022		2020 to 2021								5 Years
Amount	%	Amount	%		2022	2021	2020	2019	2018	2017 to 2022

$2,332.8	59	$(256.5)	(6)	Interest income (b)	$6,286.3	$3,953.5	$4,210.0	$4,902.4	$4,620.6	8%
311.2	273	(212.4)	(65)	Interest expense	425.2	114.0	326.4	749.3	526.4	2
2,021.6	53	(44.1)	(1)	Net interest income (b)	5,861.1	3,839.5	3,883.6	4,153.1	4,094.2	9
592.0	—	(875.0)	(109)	Less: provision for credit losses	517.0	(75.0)	800.0	176.0	132.0	25
15.5	—	(11.8)	—	Gain (loss) on bank investment securities	(5.7)	(21.2)	(9.4)	18.0	(6.3)	—
174.1	8	90.3	4	Other income	2,362.3	2,188.2	2,097.9	2,043.7	1,862.3	5
				Less:
741.7	36	95.0	5	Salaries and employee benefits	2,787.4	2,045.7	1,950.7	1,900.8	1,752.3	11
697.1	45	131.4	9	Other expense	2,263.0	1,565.9	1,434.5	1,567.9	1,535.8	9
180.4	7	683.0	38	Income before income taxes	2,650.3	2,469.9	1,786.9	2,570.1	2,530.1	2
				Less:
24.4	166	(2.6)	(15)	Taxable-equivalent adjustment(b)	39.1	14.7	17.3	22.9	21.9	3
23.1	4	180.0	43	Income taxes	619.5	596.4	416.4	618.1	590.1	(8)
$132.9	7	$505.6	37	Net income	$1,991.7	$1,858.8	$1,353.2	$1,929.1	$1,918.1	7%

(a)
Changes were calculated from unrounded amounts.
(b)
Interest income data are on a taxable-equivalent basis. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 26%.

The financial results associated with the acquired operations of People's United have been included in the Company's consolidated statement of income since April 1, 2022. Reflecting earning assets obtained in the acquisition of People's United and an expanded net interest margin the Company's taxable-equivalent net interest income increased by 53% to $5.86 billion in 2022 from $3.84 billion in 2021. That increase includes the impact of a 63 basis point (hundredths of one percent) widening of the net interest margin to 3.39% in 2022 from 2.76% in 2021 and a growth in average earning assets to $172.8 billion in 2022 from $139.1 billion in 2021. That growth includes increases in average loans and investment securities of $22.7 billion and $13.5 billion, respectively. Earning assets of People's United totaled $56.6 billion on April 1, 2022 and included loans and investment securities of $35.8 billion and $11.6 billion, respectively. Taxable-equivalent net interest income was $3.88 billion in 2020. The decrease in 2021 as compared with 2020 resulted from a 40 basis point narrowing of the net interest margin from 3.16% in 2020, partially offset by the impact of an increase in average earning assets from $122.9 billion in 2020 that reflected higher balances of amounts held at the Federal Reserve Bank ("FRB") of New York.

The provision for credit losses was $517 million in 2022 reflecting the $242 million People's United-related provision for non-PCD loans acquired in the acquisition and a forecasted weakening of macroeconomic conditions as of December 31, 2022, as compared with forecasts in 2021 during which a recapture of previously recorded provisions of $75 million was recorded. The provision in 2020 was $800 million. Net charge-offs in 2022, 2021 and 2020 were $160 million, $192 million and $247 million, respectively.

Other income totaled $2.36 billion in 2022, $2.17 billion in 2021 and $2.09 billion in 2020. Comparing the recent year with 2021, acquired operations associated with the People's United acquisition (predominantly reflected in trust income, service charges on deposit accounts and other revenues from operations, including credit-related fees), higher trust income from legacy operations and the $136 million gain on sale of MTIA were most impactful to the higher levels of noninterest income in 2022. Those increases were partially offset by lower mortgage banking revenues reflecting the Company's decision late in the third quarter of 2021 to retain the substantial majority of recently originated mortgage loans in portfolio rather than sell such loans, and a planned reduction of insufficient funds fees reflected in service charges on deposit accounts. As compared with 2020, higher amounts of trust income, service charges on deposit accounts, and brokerage services income in 2021 were partially offset by lower trading account and non-hedging derivative gains, a higher loss on bank investment securities and less in distributions from Bayview Lending Group LLC ("BLG").

Other expense totaled $5.05 billion in 2022, compared with $3.61 billion in 2021 and $3.39 billion in 2020. Included in those amounts are expenses considered by M&T to be “nonoperating” in nature, consisting of amortization of core deposit and other intangible assets of $56 million, $10 million and $15 million in 2022, 2021 and 2020, respectively, and merger-related expenses of $338 million and $44 million in 2022 and 2021, respectively. No merger-related expenses were recorded in 2020. Exclusive of those nonoperating expenses, noninterest operating expenses totaled $4.66 billion in 2022, compared with $3.56 billion in 2021 and $3.37 billion in 2020. Acquired operations from People's United were the predominant factor for increased noninterest operating expenses in 2022. In addition to the People's United acquisition, factors contributing to the higher level of expenses included higher costs for salaries and employee benefits, outside data processing and software, equipment and net occupancy and professional services expenses, and (in the fourth quarter of 2022) a contribution to The M&T Charitable Foundation. Those higher expenses were partially offset by lower defined benefit pension-related expenses included in other costs of operations. The higher level of such expenses in 2021 as compared with 2020 was due to increased costs for salaries and employee benefits, outside data processing and software, FDIC assessments, and professional services.

The efficiency ratio measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio, or noninterest operating expenses (as previously defined) divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), was 56.6% in 2022, compared with 59.0% and 56.3% in 2021 and 2020, respectively. The calculations of the efficiency ratio are presented in table 2.

The Company’s effective tax rate was 23.7% in 2022, compared with 24.3% and 23.5% in 2021 and 2020, respectively.

Under approved capital plans and programs authorized by M&T's Board of Directors, M&T repurchased a total of 10,453,282 shares of M&T's common stock in 2022 at an average cost per share of $172.19 resulting in a total cost of $1.8 billion. M&T repurchased 2,577,000 common shares for $374 million in 2020. No common shares were repurchased in 2021.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $8.7 billion at December 31, 2022 and $4.6 billion at each of December 31, 2021 and 2020, consisting predominantly of goodwill. Amortization of core deposit and other intangible assets, after-tax effect, totaled $43 million, $8 million and $11 million during 2022, 2021 and 2020, respectively.

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses (when incurred) associated with merging acquired or to be acquired operations with and into the Company, since such items are considered by management to be “nonoperating” in nature. In 2022 and 2021, those merger-related expenses generally consisted of professional services, temporary help fees and other costs associated with actual or planned conversions of systems and/or integration of operations and the introduction of M&T to its new customers; costs related to terminations of existing contractual arrangements to purchase various services; severance; travel costs; legal expenses; printing costs associated with communications with shareholders and customers; and in the second quarter of 2022, an initial provision for credit losses on loans not deemed to be PCD on April 1, 2022. Such expenses totaled $580 million ($432 million after-tax) in 2022 and $44 million ($34 million after-tax) in 2021. There were no merger-related expenses in 2020. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Net operating income was $2.47 billion in 2022, $1.90 billion in 2021, and $1.36 billion in 2020. Diluted net operating earnings per common share were $14.42 in 2022, $14.11 in 2021 and $10.02 in 2020.

Net operating income expressed as a rate of return on average tangible assets was 1.35% in 2022, compared with 1.28% in 2021 and 1.04% in 2020. Net operating income represented a return on average tangible common equity of 16.70% in 2022, compared with 16.80% in 2021 and 12.79% in 2020.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in table 2.

Table 2

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	2022	2021	2020
Income statement data
Dollars in thousands, except per share
Net income
Net income	$1,991,663	$1,858,746	$1,353,152
Amortization of core deposit and other intangible assets (a)	42,771	7,532	10,993
Merger-related expenses (a)	431,576	33,560	—
Net operating income	$2,466,010	$1,899,838	$1,364,145
Earnings per common share
Diluted earnings per common share	$11.53	$13.80	$9.94
Amortization of core deposit and other intangible assets (a)	.26	.06	.08
Merger-related expenses (a)	2.63	.25	—
Diluted net operating earnings per common share	$14.42	$14.11	$10.02
Other expense
Other expense	$5,050,436	$3,611,623	$3,385,240
Amortization of core deposit and other intangible assets	(55,624)	(10,167)	(14,869)
Merger-related expenses	(338,321)	(43,860)	—
Noninterest operating expense	$4,656,491	$3,557,596	$3,370,371
Merger-related expenses
Salaries and employee benefits	$102,150	$176	$—
Equipment and net occupancy	6,709	341	—
Outside data processing and software	5,438	1,119	—
Advertising and marketing	9,262	866	—
Printing, postage and supplies	6,786	2,965	—
Other costs of operations	207,976	38,393	—
Other expense	338,321	43,860	—
Provision for credit losses	242,000	—	—
Total	$580,321	$43,860	$—
Efficiency ratio
Noninterest operating expense (numerator)	$4,656,491	$3,557,596	$3,370,371
Taxable-equivalent net interest income	$5,861,128	$3,839,509	$3,883,605
Other income	2,356,603	2,166,994	2,088,444
Less: Gain (loss) on bank investment securities	(5,686)	(21,220)	(9,421)
Denominator	$8,223,417	$6,027,723	$5,981,470
Efficiency ratio	56.6%	59.0%	56.3%
Balance sheet data
In millions
Average assets
Average assets	$190,252	$152,669	$135,480
Goodwill	(7,537)	(4,593)	(4,593)
Core deposit and other intangible assets	(179)	(8)	(21)
Deferred taxes	43	2	5
Average tangible assets	$182,579	$148,070	$130,871
Average common equity
Average total equity	$23,810	$16,909	$15,991
Preferred stock	(1,946)	(1,438)	(1,250)
Average common equity	21,864	15,471	14,741
Goodwill	(7,537)	(4,593)	(4,593)
Core deposit and other intangible assets	(179)	(8)	(21)
Deferred taxes	43	2	5
Average tangible common equity	$14,191	$10,872	$10,132
At end of year
Total assets
Total assets	$200,730	$155,107	$142,601
Goodwill	(8,490)	(4,593)	(4,593)
Core deposit and other intangible assets	(209)	(4)	(14)
Deferred taxes	51	1	4
Total tangible assets	$192,082	$150,511	$137,998
Total common equity
Total equity	$25,318	$17,903	$16,187
Preferred stock	(2,011)	(1,750)	(1,250)
Common equity	23,307	16,153	14,937
Goodwill	(8,490)	(4,593)	(4,593)
Core deposit and other intangible assets	(209)	(4)	(14)
Deferred taxes	51	1	4
Total tangible common equity	$14,659	$11,557	$10,334

(a)
After any related tax effect.

Net Interest Income/Lending and Funding Activities

Taxable-equivalent net interest income was $5.86 billion in 2022, a 53% increase from $3.84 billion in 2021. That increase reflects the impact of $33.7 billion in additional average earning assets, predominantly resulting from the People's United transaction, and a 63 basis point widening of the net interest margin to 3.39% in 2022 from 2.76% in 2021. The higher net interest margin in 2022 is generally reflective of a rising interest rate environment resulting from actions taken by the Federal Reserve to temper inflationary pressures on the U.S. economy. The Federal Reserve raised its target Federal funds rate through multiple hikes that totaled 4.25% during 2022.

Average earnings assets were $172.8 billion in 2022 and $139.1 billion in 2021. Average loans and leases were $119.3 billion in 2022, up from $96.6 billion in 2021. Included in average loans and leases in the recent year were loans obtained in the People's United acquisition. Loans acquired from People's United totaled $35.8 billion on the April 1, 2022 acquisition date and consisted of approximately $13.6 billion of commercial loans and leases, $13.5 billion of commercial real estate loans, $7.1 billion of residential real estate loans and $1.6 billion of consumer loans. Including the three quarter impact of the acquired loan balances, average balances of commercial loans and leases increased $9.7 billion or 39% to $34.9 billion in 2022 from $25.2 billion in 2021. Partially offsetting the increase from acquired loans was a reduction in average balances of Paycheck Protection Program (“PPP”) loans, reflecting loan repayments by the Small Business Administration. PPP loans averaged $446 million in 2022 compared with $4.1 billion in 2021. Average commercial real estate loan balances were up $6.3 billion or 17% to $43.6 billion in 2022 from $37.3 billion in 2021. That increase was predominantly due to the impact of loans obtained in the acquisition of People's United partially offset by a reduction in average balances of legacy construction and permanent mortgage loans, reflecting repayments by customers. Consumer loans averaged $19.5 billion in 2022, an increase of $2.2 billion or 13% from $17.3 billion in 2021, reflecting the impact of loans obtained in the acquisition of People's United (that consisted predominantly of outstanding balances of home equity lines of credit) and growth in average recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats). Average residential real estate loans were $21.3 billion and $16.8 billion in 2022 and 2021, respectively. The growth in residential real estate loans was largely attributable to the acquisition of loans from People's United and the Company's decision in the third quarter of 2021 to retain rather than sell most originated residential mortgage loans. Partially offsetting those increases was the impact of ongoing repayments of loans by customers.

Net interest income expressed on a taxable-equivalent basis aggregated $3.84 billion in 2021, compared with $3.88 billion in 2020. The decrease in 2021 was primarily attributable to a 40 basis point narrowing of the net interest margin to 2.76% in 2021 from 3.16% in 2020 reflecting lower yields on loans offset, in part, by lower rates paid on deposits, and reduced balances of investment securities. Those net impacts were partially offset by increased deposits held at the FRB of New York that served to increase net interest income, but, due to their low yield, reduced the reported net interest margin.

Average earnings assets were $139.1 billion and $122.9 billion in 2021 and 2020, respectively. Average loans and leases were $96.6 billion in each of 2021 and 2020. Average balances of commercial loans and leases decreased $2.3 billion or 8% to $25.2 billion in 2021 from $27.5 billion in 2020. That decrease was largely the result of a decline in average balances of PPP loans due to loan forgiveness by the SBA, lower dealer floor plan balances reflecting automobile production and inventory issues experienced by the industry and subdued loan demand by commercial customers, in general. PPP loans averaged $4.1 billion in 2021 compared with $4.4 billion in 2020. Average commercial real estate loan balances were up $336 million or 1% to $37.3 billion in 2021 from $37.0 billion in 2020. Consumer loans averaged $17.3 billion in 2021, an increase of $1.4 billion or 9% from $15.9 billion in 2020, due to growth in recreational finance loans and, to a lesser extent, automobile loans that was partially offset by declines in average outstanding balances of home equity loans and lines of credit. Average residential real estate loans were $16.8 billion and $16.2 billion in 2021 and 2020, respectively, reflecting repurchases of government-guaranteed loans from Ginnie Mae pools that are serviced by the Company. The Company repurchased government-guaranteed loans to reduce associated servicing costs, namely a requirement to advance principal and interest payments that had not been received from individual mortgagors. The loans repurchased from Ginnie Mae pools averaged $3.3 billion in 2021 and $2.6 billion in 2020. Additionally, late in the third quarter of 2021, the Company began to retain recently originated residential mortgage loans in portfolio rather than sell such loans. Those increases were offset by the ongoing repayments of loans by customers.

Table 3

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2022			2021			2020			2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Average balance in millions of dollars; interest in thousands of dollars)
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$34,926	$1,633,157	4.68%	25,191	902,958	3.58%	27,520	941,419	3.42%	23,306	1,118,850	4.80%	21,832	1,003,462	4.60%
Real estate — commercial	43,576	1,921,209	4.35	37,321	1,498,089	3.96	36,986	1,651,448	4.39	34,885	1,842,472	5.21	33,682	1,712,247	5.01
Real estate — consumer	21,257	796,936	3.75	16,770	595,496	3.55	16,215	618,597	3.82	16,665	708,555	4.25	18,330	766,552	4.18
Consumer	19,538	908,368	4.65	17,331	767,167	4.43	15,884	780,803	4.92	14,638	794,913	5.43	13,555	703,919	5.19
Total loans and leases, net	119,297	5,259,670	4.41	96,613	3,763,710	3.90	96,605	3,992,267	4.13	89,494	4,464,790	4.99	87,399	4,186,180	4.79
Interest-bearing deposits at banks	33,435	509,030	1.52	35,829	47,491	.13	15,329	32,956	.21	6,783	141,397	2.08	5,614	108,182	1.93
Federal funds sold and agreements to resell securities	70	298	.43	167	202	.12	2,717	6,985	.26	327	5,507	1.68	1	23	1.95
Trading account	109	1,628	1.49	50	941	1.89	53	1,111	2.10	68	1,842	2.72	58	1,479	2.55
Investment securities (b)
U.S. Treasury and federal agencies	16,933	410,065	2.42	5,736	128,593	2.24	7,454	164,263	2.20	10,755	261,351	2.43	12,915	299,543	2.32
Obligations of states and political subdivisions	2,025	71,201	3.52	1	30	5.87	3	125	4.98	7	298	4.48	16	747	4.58
Other	939	34,400	3.66	672	12,548	1.87	708	12,293	1.74	788	27,272	3.46	763	24,454	3.21
Total investment securities	19,897	515,666	2.59	6,409	141,171	2.20	8,165	176,681	2.16	11,550	288,921	2.50	13,694	324,744	2.37
Total earning assets	172,808	6,286,292	3.64	139,068	3,953,515	2.84	122,869	4,210,000	3.43	108,222	4,902,457	4.53	106,766	4,620,608	4.33
Allowance for credit losses	(1,751)			(1,620)			(1,503)			(1,030)			(1,019)
Cash and due from banks	1,776			1,446			1,327			1,294			1,312
Other assets	17,419			13,775			12,787			11,098			9,900
Total assets	$190,252			152,669			135,480			119,584			116,959
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$84,753	270,765	.32	70,879	32,998	.05	63,590	146,700	.23	54,610	368,004	.67	52,102	215,411	.41
Time deposits	4,850	23,867	.49	3,263	18,635	.57	4,960	66,280	1.34	6,309	95,426	1.51	6,025	51,423	.85
Deposits at Cayman Islands office	—	—	—	181	201	.11	1,117	4,054	.36	1,367	21,917	1.60	394	5,633	1.43
Total interest-bearing deposits	89,603	294,632	.33	74,323	51,834	.07	69,667	217,034	.31	62,286	485,347	.78	58,521	272,467	.47
Short-term borrowings	936	19,426	2.08	68	7	.01	62	28	.05	1,059	24,741	2.34	331	5,386	1.63
Long-term borrowings	3,440	111,106	3.23	3,537	62,165	1.76	5,803	109,333	1.88	7,703	239,242	3.11	8,845	248,556	2.81
Total interest-bearing liabilities	93,979	425,164	.45	77,928	114,006	.14	75,532	326,395	.43	71,048	749,330	1.05	67,697	526,409	.78
Noninterest-bearing deposits	68,888			55,666			41,683			30,763			31,893
Other liabilities	3,575			2,166			2,274			2,055			1,739
Total liabilities	166,442			135,760			119,489			103,866			101,329
Shareholders’ equity	23,810			16,909			15,991			15,718			15,630
Total liabilities and shareholders’ equity	$190,252			152,669			135,480			119,584			116,959
Net interest spread			3.19			2.70			3.00			3.48			3.55
Contribution of interest-free funds			.20			.06			.16			.36			.28
Net interest income/margin on earning assets		$5,861,128	3.39%		3,839,509	2.76%		3,883,605	3.16%		4,153,127	3.84%		4,094,199	3.83%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale investment securities at amortized cost.

Table 4 summarizes average loans and leases outstanding in 2022 and percentage changes in the major components of the portfolio over the past two years.

Table 4

AVERAGE LOANS AND LEASES

(Net of unearned discount)

		Percent Increase
		(Decrease) from

	2022	2021 to 2022	2020 to 2021
	(In millions)

Commercial, financial, etc.	$34,926	39%	(8)%
Real estate — commercial	43,576	17	1
Real estate — consumer	21,257	27	3
Consumer
Recreational finance	8,500	11	21
Automobile	4,527	2	14
Home equity lines and loans	4,669	25	(12)
Other	1,842	25	5
Total consumer	19,538	13	9
Total	$119,297	23%	—%

Commercial loans and leases, excluding loans secured by real estate, totaled $41.9 billion at December 31, 2022, representing 32% of total loans and leases. Table 5 presents information on commercial loans and leases as of December 31, 2022 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Of the $41.9 billion of commercial loans and leases outstanding at the end of 2022, approximately $37.8 billion, or 90%, were secured, while 25%, 33% and 13% were granted to businesses in New York State, the Mid-Atlantic area (which includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia) and the New England area (which includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont), respectively. The Company provides financing for leases to commercial customers, primarily for equipment. Commercial leases included in total commercial loans and leases at December 31, 2022 aggregated $2.4 billion, of which 23% were secured by collateral located in New York State, 24% were secured by collateral in the Mid-Atlantic area and 5% were secured by collateral in New England. The Company acquired $1.3 billion of commercial leases on April 1, 2022 as a result of the People's United transaction.

International loans included in commercial loans and leases totaled $241 million and $116 million at December 31, 2022 and 2021, respectively. Included in such amounts were $227 million and $94 million of loans, respectively, at M&T Bank’s commercial banking office in Ontario, Canada. The remaining international loans were predominantly to domestic companies with foreign operations.

Table 5

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

December 31, 2022

		Mid-	New			Percent of
	New York	Atlantic (a)	England (b)	Other	Total	Total
	(Dollars in millions)

Financial and insurance	$2,379	$1,511	$532	$3,006	$7,428	18%
Services	1,416	2,547	1,179	1,352	6,494	16%
Manufacturing	1,470	1,929	873	1,252	5,524	13%
Motor vehicle and recreational finance dealers	1,065	1,372	505	1,855	4,797	11%
Wholesale	937	1,762	841	600	4,140	10%
Transportation, communications, utilities	359	819	478	1,422	3,078	7%
Retail	568	978	234	745	2,525	6%
Construction	532	921	211	660	2,324	6%
Health services	639	698	343	292	1,972	5%
Real estate investors	751	691	81	359	1,882	4%
Public administration	156	92	83	—	331	1%
Agriculture, forestry, fishing, etc.	25	90	38	10	163	—
Other	255	275	62	600	1,192	3%
Total	$10,552	$13,685	$5,460	$12,153	$41,850	100%
Percent of total	25%	33%	13%	29%	100%
Percent of dollars outstanding
Secured	78%	86%	91%	86%	84%
Unsecured	17	10	7	5	10
Leases	5	4	2	9	6
Total	100%	100%	100%	100%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	22%	21%	17%	32%	24%
$1 million to $10 million	36	32	38	22	31
$10 million to $30 million	21	23	32	18	22
$30 million to $50 million	9	12	11	8	10
$50 million to $100 million	4	8	2	14	8
Greater than $100 million	8	4	—	6	5
Total	100%	100%	100%	100%	100%

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Loans secured by real estate, including outstanding balances of home equity loans and lines of credit which the Company classifies as consumer loans, represented approximately 58% of the loan and lease portfolio during 2022, compared with 59% in each of 2021 and 2020. At December 31, 2022, the Company held approximately $45.4 billion of commercial real estate loans (including $131 million held for sale), $23.8 billion of consumer real estate loans secured by one-to-four family residential properties (including $32 million of loans held for sale) and $5.0 billion of outstanding balances of home equity loans and lines of credit, compared with $35.4 billion, $16.1 billion and $3.6 billion, respectively, at December 31, 2021. Included in commercial real estate loans at December 31, 2022 and 2021 were construction loans of $8.6 billion and $9.3 billion, respectively, including amounts due from builders and developers of residential real estate aggregating $1.3 billion and $1.4 billion at December 31, 2022 and 2021, respectively. Commercial real estate loans included loans held for sale totaling $131 million and $425 million at December 31, 2022 and 2021, respectively. International loans included in commercial real estate loans totaled $69 million at December 31, 2022 and $74 million at December 31, 2021.

Commercial real estate loans originated by the Company include both fixed and variable rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity. Maturity dates generally range from five to ten years and, for borrowers in good standing, the terms of such loans may be extended by the customer following maturity at the then-current market rate of interest. Adjustable-rate commercial real estate loans represented approximately 77% of the commercial real estate loan portfolio at the 2022 year-end. Table 6 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2022. New York City commercial real estate loans totaled $5.8 billion at December 31, 2022. The $5.3 billion of investor-owned commercial real estate loans in New York City were largely secured by multifamily residential properties, retail space and office space. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. Approximately 64% of the aggregate dollar amount of New York City loans were for loans with outstanding balances of $30 million or less, while loans of more than $50 million made up approximately 25% of the total.

Commercial real estate loans secured by properties located in other parts of New York State, the New England area and the Mid-Atlantic area tend to have a greater diversity of collateral types and include a significant amount of lending to customers who use the mortgaged property in their trade or business (owner-occupied). Approximately 90% of the aggregate dollar amount of commercial real estate loans in New York State secured by properties located outside of New York City were for loans with outstanding balances of $30 million or less. Of the outstanding balances of commercial real estate loans in the New England and Mid-Atlantic areas, approximately 86% and 78%, respectively, were for loans with outstanding balances of $30 million or less.

Commercial real estate loans secured by properties located outside of the New England area, the Mid-Atlantic area and New York State comprised 16% of total commercial real estate loans as of December 31, 2022.

Commercial real estate construction and development loans made to investors presented in table 6 totaled $8.3 billion at December 31, 2022, or 6% of total loans and leases. Approximately 98% of those construction loans had adjustable interest rates. Included in such loans at the 2022 year-end were $1.3 billion of loans to builders and developers of residential real estate properties. The remainder of the commercial real estate construction loan portfolio was comprised of loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development.

M&T Realty Capital Corporation, a commercial real estate lending subsidiary of M&T Bank, participates in the Delegated Underwriting and Servicing (“DUS”) program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital Corporation. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $3.9 billion at December 31, 2022 and $4.0 billion at December 31, 2021. There have been no material losses incurred as a result of those recourse arrangements. At December 31, 2022 and 2021, commercial real estate loans serviced by the Company for other investors were $26.0 billion and $23.7 billion, respectively. Reflected in commercial real estate loans serviced for others were loans sub-serviced for others that had outstanding balances of $3.8 billion and $3.5 billion at December 31, 2022 and 2021, respectively.

Table 6

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

December 31, 2022

	New York State
	New York		Mid-	New			Percent of
	City	Other	Atlantic (a)	England (b)	Other	Total	Total
	(Dollars in millions)
Investor-owned
Permanent finance by property type
Retail/Service	$1,178	$1,364	$1,606	$1,510	$638	$6,296	14%
Apartments/Multifamily	1,154	1,115	838	1,625	1,156	5,888	13
Office	732	1,168	1,333	1,480	473	5,186	12
Health facilities	224	887	1,324	687	545	3,667	8
Hotel	301	565	910	577	457	2,810	6
Industrial/Warehouse	137	379	647	518	557	2,238	5
Other	189	51	123	158	6	527	1
Total permanent	3,915	5,529	6,781	6,555	3,832	26,612	59%
Construction/Development
Commercial
Construction	1,132	774	2,203	875	1,435	6,419	14%
Land/Land development	149	42	174	31	128	524	1
Residential builder and developer
Construction	101	27	136	9	582	855	2
Land/Land development	—	26	125	—	308	459	1
Total construction/ development	1,382	869	2,638	915	2,453	8,257	18%
Total investor-owned	5,297	6,398	9,419	7,470	6,285	34,869	77%
Owner-occupied by industry (c)
Other services	193	677	821	479	83	2,253	5%
Motor vehicle and recreational finance dealers	12	369	713	333	421	1,848	4
Retail	40	380	737	400	131	1,688	4
Health services	80	260	322	294	33	989	2
Wholesale	57	162	544	164	51	978	2
Manufacturing	26	284	251	236	44	841	2
Real estate investors	55	328	211	117	21	732	2
Other	54	328	559	206	20	1,167	2
Total owner-occupied	517	2,788	4,158	2,229	804	10,496	23%
Total commercial real estate	$5,814	$9,186	$13,577	$9,699	$7,089	$45,365	100%
Percent of total	13%	20%	30%	21%	16%	100%
Percent of dollars outstanding by size of loan
Less than $1 million	3%	13%	10%	10%	9%	9%
$1 million to $10 million	28	46	35	42	23	36
$10 million to $30 million	33	31	33	34	26	32
$30 million to $50 million	11	7	15	12	19	13
$50 million to $100 million	19	3	6	1	13	7
Greater than $100 million	6	—	1	1	10	3
Total	100%	100%	100%	100%	100%	100%

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(c)
Includes $359 million of construction loans.

Real estate loans secured by one-to-four family residential properties were $23.8 billion at December 31, 2022, including approximately 31% secured by properties located in New York State, 30% secured by properties located in the Mid-Atlantic area and 27% secured by properties located in New England. The Company’s portfolio of limited documentation residential real estate loans held for investment totaled $1.1 billion at December 31, 2022, compared with $1.3 billion at December 31, 2021. That portfolio consisted predominantly of limited documentation loans acquired in a prior business combination. Such loans represent loans that at origination typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. The acquired loans that were eligible for limited documentation processing were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Loans to individuals to finance the construction of one-to-four family residential properties totaled $55 million at December 31, 2022 and $57 million at December 31, 2021, or less than .1% of total loans and leases at each of those dates. Information about the credit performance of the Company’s residential real estate loans is included herein under the heading “Provision For Credit Losses.”

Consumer loans comprised approximately 16% of total loans and leases at December 31, 2022 and 19% at December 31, 2021. Outstanding balances of recreational finance loans represented the largest component of the consumer loan portfolio at December 31, 2022 and totaled $9.1 billion or approximately 7% of total loans, compared with $8.1 billion or 9% at December 31, 2021. Outstanding automobile loan balances were $4.5 billion at December 31, 2022, compared with $4.7 billion at December 31, 2021. Home equity loans and lines of credit outstanding at December 31, 2022 and December 31, 2021 were $5.0 billion and $3.6 billion, respectively. Consumer loans obtained in the acquisition of People's United were predominantly home equity lines of credit.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2022, including outstanding balances to businesses and consumers in New York State, the Mid-Atlantic area, the New England region and other states.

Table 7

LOANS AND LEASES, NET OF UNEARNED DISCOUNT

December 31, 2022

		Percent of Dollars Outstanding
		New	Mid-	New
	Outstandings	York	Atlantic (a)	England (b)	Other
	(In millions)
Real estate
Residential	$23,756	31%	30%	27%	12%
Commercial	45,365	33	30	21	16
Total real estate	69,121	32%	30%	23%	15%
Commercial, financial, etc.	39,435	25%	33%	14%	28%
Consumer
Recreational finance	9,073	9%	17%	7%	67%
Home equity lines and loans	5,007	34	41	24	1
Automobile	4,477	26	50	6	18
Other secured or guaranteed	800	31	37	8	24
Other unsecured	1,236	37	57	3	3
Total consumer	20,593	21%	33%	11%	35%
Total loans	129,149	28%	32%	18%	22%
Commercial leases	2,415	23%	24%	5%	48%
Total loans and leases	$131,564	28%	32%	18%	22%

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

The investment securities portfolio averaged $19.9 billion in 2022, up from $6.4 billion and $8.2 billion in 2021 and 2020, respectively. The higher average balance in 2022 reflects the acquisition of People's United, which added approximately $11.6 billion to the investment securities portfolio on April 1, 2022, and purchases of approximately $9.1 billion of investment securities in 2022 consisting predominantly of U.S. Treasury notes and fixed rate residential mortgage-backed securities. The decline in average balances of investment securities in 2021 as compared with 2020 was predominantly due to maturities and pay downs of mortgage-backed securities and maturities of U.S. Treasury notes. During 2022 and 2021 the Company purchased approximately $1.9 billion and $1.6 billion of fixed rate residential mortgage-backed securities, respectively, and approximately $7.3 billion and $680 million of U.S. Treasury notes, respectively. There were no significant sales of investment securities in either year. The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the FRB of New York. Those holdings are accounted for at cost and are adjusted based on the amounts of outstanding borrowings and available lines of credit with those entities.

The investment securities portfolio is largely comprised of residential mortgage-backed securities and shorter-term U.S. Treasury and federal agency notes and, following the acquisition of People's United, municipal securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income. Net unrealized losses on such equity securities were $6 million in 2022, $21 million in 2021 and $9 million in 2020. Those losses include changes in value of the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in 2022, 2021 or 2020. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 21 of Notes to Financial Statements.

Other earning assets include interest-bearing balances at the FRB of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $33.6 billion in 2022, $36.0 billion in 2021 and $18.1 billion in 2020. Interest-bearing deposits at banks averaged $33.4 billion in 2022, compared with $35.8 billion in 2021 and $15.3 billion in 2020. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the FRB of New York. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits and additions to or maturities of investment securities or borrowings. Agreements to resell securities averaged $69 million, $167 million and $2.7 billion in 2022, 2021 and 2020, respectively. The higher average balance in 2020 reflects the temporary investment by the Company of increased customer deposit levels.

Table 8

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	2022	2021 to 2022	2020 to 2021
	(In millions)

Savings and interest-checking deposits	$81,123	21%	12%
Time deposits	3,838	34	(33)
Noninterest-bearing deposits	68,888	24	34
Total	$153,849	23%	19%

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits were $153.8 billion in 2022, up from $125.6 billion in 2021 and $105.7 billion in 2020. Average balances of savings and interest-checking core deposits rose $14.1 billion or 21% in 2022 to $81.1 billion from $67.0 billion in 2021. Average noninterest-bearing deposits increased $13.2 billion or 24% to $68.9 billion in 2022 from $55.7 billion in 2021. The People's United acquisition added approximately $50.8 billion of core deposits on April 1, 2022, including $30.8 billion of savings and interest-checking deposits, $2.6 billion of time deposits and $17.4 billion of noninterest-bearing deposits. The increase in core deposits resulting from the acquisition of People's United in 2022 was partially offset by the Company's initiative to reduce certain historically higher-cost deposits as well as customer reactions to the generally rising interest rate environment. Average balances of savings and interest-checking core deposits rose $7.3 billion or 12% in 2021 to $67.0 billion from $59.8 billion in 2020. Average noninterest-bearing deposits increased $14.0 billion or 34% to $55.7 billion in 2021 from $41.7 billion in 2020. A continuance of the trend observed in 2020, the increase in average core deposits in 2021 as compared with 2020 was largely due to higher average deposits of commercial and consumer customers. Funding provided by core deposits represented 89% of average earning assets in 2022, compared with 90% in 2021 and 86% in 2020. Table 8 summarizes average core deposits in 2022 and percentage changes in the components of such deposits over the past two years. Core deposits totaled $154.6 billion and $128.0 billion at December 31, 2022 and 2021, respectively.

Table 9

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
2022
Savings and interest-checking deposits	$47,049	$6,848	$30,856	$84,753
Time deposits	4,257	13	580	4,850
Noninterest-bearing deposits	13,394	11,663	43,831	68,888
Total	$64,700	$18,524	$75,267	$158,491

2021
Savings and interest-checking deposits	$33,964	$6,021	$30,894	$70,879
Time deposits	3,062	25	176	3,263
Noninterest-bearing deposits	8,379	10,529	36,758	55,666
Deposits at Cayman Islands office	—	—	181	181
Total	$45,405	$16,575	$68,009	$129,989

2020
Savings and interest-checking deposits	$29,072	$5,631	$28,887	$63,590
Time deposits	4,657	50	253	4,960
Noninterest-bearing deposits	6,572	5,406	29,705	41,683
Deposits at Cayman Islands office	—	—	1,117	1,117
Total	$40,301	$11,087	$59,962	$111,350

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, brokered deposits and, prior to June 30, 2021, deposits associated with the Company’s Cayman Islands office. Time deposits over $250,000 averaged $762 million in 2022, $402 million in 2021 and $683 million in 2020. The increase in such deposits in 2022 as compared with 2021 resulted from the acquisition of People's United and higher demand for time deposit products as interest rates rose during the course of 2022. Contrasting that increase, the decline in such deposits in 2021 from 2020 was predominantly the result of maturities of time deposits and, due to the low interest rate environment in that period, a reduced demand from customers for time deposit products. Cayman Islands office deposits averaged $181 million in 2021 and $1.1 billion in 2020. Those deposits consisted predominantly of balances swept from lower-yielding commercial customer accounts. During the second quarter of 2021, the Company introduced a new interest-bearing sweep product (included in savings and interest-checking deposits) that replaced the Eurodollar sweep product previously recorded as Cayman Islands office deposits. As a result, there were no outstanding Cayman Islands deposits at each of December 31, 2022 and 2021, and the office was closed. The Company had brokered savings and interest-bearing transaction accounts that averaged $3.6 billion in 2022, compared with $3.8 billion in each of 2021 and 2020. Brokered time deposits averaged $250 million in 2022 and were not a significant source of funding in 2021 and 2020. Additional brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time. Time deposits over $250,000 were $1.0 billion and $345 million at December 31, 2022 and 2021, respectively. Total uninsured deposits, were estimated to be $74.2 billion at December 31, 2022, compared with $69.1 billion at December 31, 2021.

The Company also uses borrowings from banks, the FHLB of New York, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings were $936 million in 2022, compared with $68 million in 2021 and $62 million in 2020. Short-term borrowings assumed in connection with the People's United acquisition totaled $895 million on April 1, 2022. In October 2022 M&T redeemed $500 million of unsecured senior notes due to mature in December 2022 that had been assumed in the acquisition of People's United and included in short-term borrowings. Short-term borrowings were $3.6 billion at December 31, 2022, compared with $47 million at December 31, 2021. The comparative increase in short-term borrowings reflects the Company's liquidity ratio management.

Long-term borrowings averaged $3.4 billion in 2022, $3.5 billion in 2021 and $5.8 billion in 2020. As of April 1, 2022, long-term borrowings assumed in the People's United acquisition totaled $494 million and included $483 million of fixed-rate subordinated notes and $11 million of FHLB advances. Average balances of outstanding senior notes were $2.0 billion in 2022, compared with $2.4 billion and $3.8 billion in 2021 and 2020, respectively. Unsecured senior notes totaled $2.5 billion and $2.4 billion at December 31, 2022 and 2021, respectively. In November 2022 M&T Bank issued $500 million of fixed rate senior notes that pay a rate of 5.4% semi-annually and mature in November 2025. In August 2022 M&T issued $500 million of senior notes that mature in August 2028 and pay a fixed rate of 4.553% semi-annually until August 2027 after which the Secured Overnight Financing Rate ("SOFR") plus 1.78% will be paid quarterly until maturity. In April 2022, M&T Bank redeemed $650 million of fixed rate senior notes that were due to mature on May 18, 2022. During May 2022, $250 million of variable rate senior notes of M&T Bank matured. In January 2021, $350 million of variable rate senior notes of M&T Bank matured. During 2020, M&T Bank redeemed $2.1 billion of fixed rate senior notes that were within thirty days of scheduled maturity and, thereby, eligible for redemption. Also included in average long-term borrowings were amounts borrowed from FHLBs of $6 million in 2022 compared with $2 million in 2021 and 2020 and subordinated capital notes of $863 million in 2022 compared with $581 million in 2021 and $1.4 billion in 2020. In March 2021, M&T Bank redeemed $500 million of subordinated capital notes that were due to mature on December 1, 2021 and during December 2020, $409 million of subordinated capital notes of M&T Bank matured. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $534 million in 2022, $530 million in 2021 and $527 million in 2020. Additional information regarding long-term borrowings, including information regarding contractual maturities of such borrowings, is provided in note 9 of Notes to Financial Statements.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt. As of December 31, 2022, interest rate swap agreements were used as fair value hedges of approximately $1.5 billion of outstanding fixed rate long-term borrowings. Additionally, interest rate swap agreements with a notional amount of $11.25 billion were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans. Further information on interest rate swap agreements is provided herein and in note 19 of Notes to Financial Statements.

Changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads, can impact net interest income. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.19% in 2022, compared with 2.70% in 2021 and 3.00% in 2020. The yield on the Company’s earning assets increased 80 basis points to 3.64% in 2022 from 2.84% in 2021 and the rate paid on interest-bearing liabilities increased 31 basis points to .45% in 2022 from .14% in 2021. The increase in the net interest spread in 2022 as compared with 2021 reflects the impact of generally rising interest rates that resulted in higher yields on loans and leases, deposits at the FRB of New York and investment securities, partially offset by higher rates on interest-bearing liabilities. The Federal Reserve raised its target Federal funds rate 4.25% since December 31, 2021. During 2020, the yield on earning assets was 3.43% and the rate paid on interest-bearing liabilities was .43%. The lower net interest spread in 2021 as compared with 2020 reflects the effect of decreases in short-term interest rates initiated by the Federal Reserve and the impact of a higher proportion of low-yielding balances at the FRB of New York to total average earning assets. While those low-yielding balances added to net interest income, they had the effect of reducing the yield on total average earning assets and, as a result, the net interest spread.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $78.8 billion in 2022, $61.1 billion in 2021 and $47.3 billion in 2020. The increase in net interest-free funds in 2022 as compared with 2021 reflects higher average balances of noninterest-bearing deposits and shareholders' equity that include the impact of the acquisition of People's United. In connection with the People's United acquisition, the Company added noninterest-bearing deposits of $17.4 million at the acquisition date. Noninterest-bearing deposits averaged $68.9 billion in 2022, $55.7 billion in 2021 and $41.7 billion in 2020. The growth from 2021 to 2022 reflects the impact of the People's United acquisition and from 2020 to 2021 reflects higher levels of deposits of commercial customers. Shareholders’ equity averaged $23.8 billion in 2022, compared with $16.9 billion and $16.0 billion in 2021 and 2020, respectively. The higher amounts of shareholders' equity in 2022 as compared with 2021 and 2020 reflect retained earnings and additional equity issued in connection with the People's United acquisition, partially offset by share repurchase activity. M&T issued $8.4 billion of common equity and $261 million of preferred equity in completing the acquisition of People's United on April 1, 2022. M&T also repurchased $1.8 billion of its common stock in 2022. Goodwill and core deposit and other intangible assets averaged $7.7 billion in 2022 and $4.6 billion in each of 2021 and 2020. The Company recorded $3.9 billion of goodwill on April 1, 2022 which represents excess consideration over the fair value of net assets acquired in the People's United transaction. As part of the transaction, intangible assets were identified, thereby increasing the balance of core deposit and other intangible assets on the Company's balance sheet by $261 million on April 1, 2022. Reflecting the impact of the People's United acquisition, the cash surrender value of bank owned life insurance averaged $2.42 billion in 2022, compared with $1.86 billion in 2021 and $1.84 billion in 2020. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .20% in 2022, .06% in 2021 and .16% in 2020. The increased contribution of net-interest free funds in 2022 as compared with 2021 reflects the higher rates on interest-bearing liabilities used to value net interest-free funds. Conversely, the reduced contribution of net interest-free funds to net interest margin in 2021 as compared with 2020 reflects the lower rates on interest-bearing liabilities in that year.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.39% in 2022, 2.76% in 2021 and 3.16% in 2020. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could impact the Company’s net interest income and net interest margin. The Federal Open Market Committee has conducted a series of basis point increases in short-term interest rates totaling 4.25% during 2022. These actions have led to generally higher interest rates overall and, accordingly, have contributed to the Company's higher net interest margin in 2022 as compared with 2021.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $12.75 billion (excluding $4.65 billion of forward-starting swap agreements) at December 31, 2022, $15.0 billion (excluding $8.4 billion of forward-starting swap agreements) at December 31, 2021 and $19.0 billion (excluding $32.1 billion of forward-starting swap agreements) at December 31, 2020. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At December 31, 2022, interest rate swap agreements with notional amounts of $11.25 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $13.35 billion at December 31, 2021 and $17.35 billion at December 31, 2020. Interest rate swap agreements with notional amounts of $1.5 billion at December 31, 2022 and $1.65 billion at each of December 31, 2021 and 2020 were serving as fair value hedges of fixed rate long-term borrowings. The Company enters into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item. The amounts of hedge ineffectiveness recognized in 2022, 2021 and 2020 were not material to the Company’s consolidated results of operations. In a cash flow hedge, the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Information regarding the valuation of cash flow hedges included in other comprehensive income is presented in note 16 of Notes to Financial Statements. Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 19 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in table 10.

Table 10

INTEREST RATE SWAP AGREEMENTS

	Year Ended December 31
.	2022		2021		2020
	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(36,338)	(.02)%	$252,397	.18%	$271,971	.22%
Interest expense	(10,045)	(.01)	(34,810)	(.03)	(40,145)	(.05)
Net interest income/margin	$(26,293)	(.02)%	$287,207	.20%	$312,116	.25%
Average notional amount (c)	$15,487,397		$18,282,192		$16,985,246
Rate received (b)		1.73%		1.75%		2.51%
Rate paid (b)		1.90%		.18%		.67%

(a)
Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)
Weighted-average rate paid or received on interest rate swap agreements in effect during the year.
(c)
Excludes forward-starting interest rate swap agreements not in effect during the year.

Provision for Credit Losses

Effective January 1, 2020 the Company adopted amended accounting guidance for the measurement of credit losses on financial instruments. That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance replaced the previous incurred loss model for determining the allowance for credit losses. The adoption of the amended guidance resulted in a $132 million increase in the allowance for credit losses at January 1, 2020. After giving appropriate income tax effect, the adoption reduced retained earnings by $92 million.

In accordance with the current expected credit loss guidance, a provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $517 million and $800 million was recorded in 2022 and 2020, respectively, compared with a recapture of previously recorded provision of $75 million in 2021. The provision recorded in 2022 included $242 million on loans obtained in the acquisition of People's United not deemed to be PCD. GAAP requires a provision for credit losses to be recorded beyond the recognition of the fair value of the loans at the acquisition date. In addition to the recorded provision, the allowance for credit losses was also increased by $99 million in the second quarter of 2022 to reflect the expected credit losses on loans obtained in the acquisition of People's United deemed to be PCD. That addition represents an increase of the carrying values of loans identified as PCD at the time of the acquisition. The Company's estimates of expected credit losses at December 31, 2022 reflect assumptions spurred by Federal Reserve initiatives to curb high rates of inflation that could lead to overall deterioration of economic conditions and, thus, credit quality during an eight-quarter forecast period. Risks considered included inflation, a projected rise in unemployment, reduction of economic growth projections, decreasing residential real estate prices as compared with

2021 and continued concerns about commercial real estate values in the hospitality, health care and office building sectors. Macroeconomic assumptions used to estimate credit losses on loans acquired from People's United at the April 1, 2022 acquisition date were consistent with those used by the Company to estimate credit losses at March 31, 2022. The recapture of provision for credit losses in 2021 as compared with the provision for credit losses recorded in 2020 reflected economic assumptions and projections that considered the macroeconomic outlook associated with the COVID-19 pandemic in 2020 and subsequent recovery in 2021. The Company’s estimates of expected losses reflect the impacts of the pandemic and other factors on economic activity, generally, and concerns about commercial real estate values in the hospitality, health care and office building sectors.

Net charge-offs of loans were $160 million in 2022, $192 million in 2021 and $247 million in 2020. Net charge-offs as a percentage of average loans and leases outstanding were .13% in 2022, compared with .20% in 2021 and .26% in 2020. A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in table 11 and in note 5 of Notes to Financial Statements.

Table 11

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

	2022	2021	2020	2019	2018
	(Dollars in thousands)
Allowance for credit losses beginning balance	$1,469,226	$1,736,387	$1,051,071	$1,019,444	$1,017,198
Adoption of new accounting standard	—	—	132,457	—	—
Charge-offs during year
Commercial, financial, leasing, etc.	117,223	122,651	135,083	58,244	60,414
Commercial real estate	61,641	101,306	35,891	12,664	12,286
Residential real estate	11,783	10,904	10,283	12,711	15,345
Consumer	112,310	103,293	152,250	154,089	143,196
Total charge-offs	302,957	338,154	333,507	237,708	231,241
Recoveries during year
Commercial, financial, leasing, etc.	58,772	41,082	15,765	24,581	27,903
Commercial real estate	24,829	30,651	4,550	3,936	21,037
Residential real estate	9,742	8,857	7,116	8,204	6,664
Consumer	49,719	65,403	58,935	56,614	45,883
Total recoveries	143,062	145,993	86,366	93,335	101,487
Net charge-offs (a)	159,895	192,161	247,141	144,373	129,754
Allowance on acquired PCD loans	99,000	—	—	—	—
Provision for credit losses (b)	517,000	(75,000)	800,000	176,000	132,000
Allowance for credit losses ending balance	$1,925,331	$1,469,226	$1,736,387	$1,051,071	$1,019,444
Net charge-offs as a percent of:
Provision for credit losses	30.93%	NM (c)	30.89%	82.03%	98.30%
Average loans and leases, net of unearned discount	.13%	.20%	.26%	.16%	.15%
Allowance for credit losses as a percent of:
Loans and leases, net of unearned discount, at year-end	1.46%	1.58%	1.76%	1.16%	1.15%
Nonaccrual loans, at year-end	78.96%	71.32%	91.71%	109.13%	114.08%

(a)
For the year ended December 31,2022 net charge-offs do not reflect $33 million of charge-offs related to PCD loans acquired on April 1, 2022.
(b)
Includes $242 million related to non-PCD acquired loans recorded on April 1, 2022.
(c)
Not meaningful.

Nonaccrual loans aggregated $2.44 billion at December 31, 2022, compared with $2.06 billion and $1.89 billion at December 31, 2021 and 2020, respectively. As a percentage of total loans and leases outstanding, nonaccrual loans represented 1.85% at December 31, 2022, compared with 2.22% and 1.92% at December 31, 2021 and 2020, respectively. Loans obtained in the acquisition of People's United that have been classified as nonaccrual totaled $572 million at December 31, 2022. The level of nonaccrual loans reflects the continuing impact of economic conditions on borrowers' abilities to make contractual payments on their loans, most notably commercial real estate loans in the hospitality, office and health care-related sectors. A summary of nonperforming assets and certain past due, renegotiated and impaired loan data and credit quality ratios is presented in table 12.

Table 12

NONPERFORMING ASSET AND PAST DUE, RENEGOTIATED AND IMPAIRED LOAN DATA

December 31	2022	2021	2020	2019	2018
	(Dollars in thousands)

Nonaccrual loans	$2,438,435	2,060,083	1,893,299	963,112	893,608
Real estate and other foreclosed assets	41,375	23,901	34,668	85,646	78,375
Total nonperforming assets	$2,479,810	2,083,984	1,927,967	1,048,758	971,983
Accruing loans past due 90 days or more (a)	$491,018	963,399	859,208	518,728	222,527
Government guaranteed loans included in totals above:
Nonaccrual loans	$43,536	51,429	48,820	50,891	34,667
Accruing loans past due 90 days or more (a)	363,409	927,788	798,121	479,829	192,443
Renegotiated loans	$422,186	230,408	238,994	234,424	245,367
Acquired accruing loans past due 90 days or more (b)	N/A	N/A	N/A	39,632	39,750
Purchased impaired loans (c):
Outstanding customer balance	N/A	N/A	N/A	415,413	529,520
Carrying amount	N/A	N/A	N/A	227,545	303,305

Nonaccrual loans to total loans and leases, net of unearned discount	1.85%	2.22%	1.92%	1.06%	1.01%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.88%	2.24%	1.96%	1.15%	1.10%
Accruing loans past due 90 days or more (a) to total loans and leases, net of unearned discount	.37%	1.04%	.87%	.57%	.25%

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

Accruing loans past due 90 days or more were $491 million or .37% of total loans and leases at December 31, 2022, $963 million or 1.04% at December 31, 2021 and $859 million or .87% at December 31, 2020. Accruing loans past due 90 days or more were predominantly residential real estate loans and included loans guaranteed by government-related entities of $363 million, $928 million and $798 million at December 31, 2022, 2021 and 2020, respectively. The lower balance at December 31, 2022 compared with December 31, 2021 and 2020 reflects residential real estate loans guaranteed by government-related entities receiving payment deferrals during the COVID-19 pandemic, but ineligible for treatment under the CARES act, that subsequently exited those arrangements and became less than 90 days past due. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted above that are guaranteed by government-related entities totaled $294 million at December 31, 2022, $889 million at December 31, 2021 and $764 million at December 31, 2020. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Loans that were 30-89 days past due were $1.8 billion at December 31, 2022, or 1.35% of total loans outstanding, compared with $846 million or .91% at December 31, 2021 and $662 million or .67% at December 31, 2020. Loans subject to COVID-19 related payment deferrals were classified as current in accordance with regulatory guidance and, as a result, did not contribute to past due loan categories. Information about delinquent loans at December 31, 2022 and 2021 is included in note 4 of Notes to Financial Statements.

The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in 2020 in economic activity that severely hampered the ability of some businesses and consumers to meet their repayment obligations. The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the pandemic, and provided financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as delinquent or as troubled debt restructurings. Modifications included payment deferrals (including extensions of maturity dates), covenant waivers and fee waivers. The Company worked with its customers affected by COVID-19 and granted modifications across many of its loan portfolios. To the extent that such modifications met the criteria previously described, such modifications were not classified as delinquent or as troubled debt restructurings. Loans for which payment deferrals were in effect totaled $19 million at December 31, 2022, compared with $1.2 billion and $3.8 billion at December 31, 2021 and 2020, respectively. At December 31, 2022 such loans were predominantly secured by residential real estate.

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

Residential real estate loans modified under specified loss mitigation programs prescribed by government guarantors that were not related to the COVID-19 pandemic have not been included in renegotiated loans because the loan guarantee remains in full force and, accordingly, the Company has not granted a concession with respect to the ultimate collection of the original loan balance. Such loans totaled $399 million and $425 million at December 31, 2022 and December 31, 2021, respectively.

Charge-offs of commercial loans and leases, net of recoveries, aggregated $58 million in 2022, $82 million in 2021 and $119 million in 2020. As a percentage of average commercial loans, those net charge-offs were .17%, .32%, and .43% in 2022, 2021 and 2020, respectively. Commercial loans and leases in nonaccrual status were $347 million at December 31, 2022, $221 million at December 31, 2021 and $307 million at December 31, 2020. Net charge-offs of commercial real estate loans totaled $37 million during 2022, compared with $71 million during 2021 and $31 million in 2020 or .08% in 2022, .19% in 2021 and .08% in 2020 of average commercial real estate loans. The net charge-offs of commercial loans and commercial real estate loans reflect the impact of economic conditions on borrowers’ abilities to repay loans. In the commercial real estate portfolio, the higher net charge-offs in 2021 were mostly associated with the retail, office building and hospitality sectors. Commercial real estate loans classified as nonaccrual were $1.5 billion at December 31, 2022, $1.2 billion at December

31, 2021 and $891 million at December 31, 2020. Nonaccrual commercial real estate loans included construction-related loans of $126 million, $114 million and $115 million at the end of 2022, 2021 and 2020, respectively. Commercial loans and leases and commercial real estate loans acquired from People's United and classified as nonaccrual totaled $118 million and $401 million, respectively, at December 31, 2022. Hotel-related commercial real estate loans (including construction) in nonaccrual status at December 31, 2022, 2021, and 2020 were $512 million, $696 million, and $607 million, respectively.

Net charge-offs of residential real estate loans were $2 million in each of 2022 and 2021, and $3 million in 2020 representing .01% of average residential real estate loans in each of 2022 and 2021 compared with .02% in 2020. Residential real estate loans in nonaccrual status at December 31, 2022 were $350 million, compared with $479 million and $513 million at December 31, 2021 and 2020, respectively. Nonaccrual limited documentation first mortgage loans aggregated $78 million at December 31, 2022, compared with $123 million and $147 million at December 31, 2021 and 2020, respectively. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. Residential real estate loans past due 90 days or more and accruing interest totaled $345 million at December 31, 2022, $920 million at December 31, 2021 and $793 million at December 31, 2020. A substantial portion of such amounts related to government-guaranteed loans. The lower balance at December 31, 2022 reflects improved borrower repayment performance. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the year ended December 31, 2022 is presented in table 13.

Table 13

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Year Ended
	December 31, 2022			December 31, 2022
		Nonaccrual		Net Charge-offs (Recoveries)

					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$6,746,440	$102,226	1.52%	$1,818	.03%
Mid-Atlantic (a)	6,709,208	91,235	1.36	615	.01
New England (b)	6,308,974	57,631	.91	403	.01
Other	2,885,633	20,540	.71	(210)	(.01)
Total	$22,650,255	$271,632	1.20%	$2,626	.01%
Residential construction loans:
New York	$21,115	$176	.83%	$—	—%
Mid-Atlantic (a)	16,675	282	1.69	—	—
New England (b)	13,833	—	—	—	—
Other	3,017	—	—	—	—
Total	$54,640	$458	.84%	$—	—%
Limited documentation first lien mortgages:
New York	$482,967	$33,036	6.84%	$95	.02%
Mid-Atlantic (a)	428,506	28,798	6.72	112	.02
New England (b)	97,023	10,885	11.22	(103)	(.10)
Other	42,556	5,095	11.97	(689)	(1.47)
Total	$1,051,052	$77,814	7.40%	$(585)	.05%
First lien home equity loans and lines of credit:
New York	$987,075	$16,706	1.69%	$615	.08%
Mid-Atlantic (a)	1,151,160	22,128	1.92	16	—
New England (b)	560,036	4,659	.83	(7)	—
Other	15,839	1,151	7.27	43	.01
Total	$2,714,110	$44,644	1.64%	$667	.03%
Junior lien home equity loans and lines of credit:
New York	$740,218	$17,041	2.30%	$(626)	(.11%)
Mid-Atlantic (a)	887,073	16,876	1.90	(1,027)	(.15)
New England (b)	644,607	5,333	.83	(31)	(.01)
Other	20,878	894	4.28	(66)	—
Total	$2,292,776	$40,144	1.75%	$(1,750)	(.08%)

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Net charge-offs of consumer loans aggregated $63 million in 2022, compared with $38 million in 2021 and $93 million in 2020. As a percentage of average consumer loans those net charge-offs were .32% in 2022, .22% in 2021 and .59% in 2020. Included in net charge-offs of consumer loans were: net charge-offs of automobile loans of $1 million in 2022 and $22 million in 2020, compared with net recoveries of $2 million in 2021; recreational finance loan net charge-offs of $21 million, $13 million and $27 million during 2022, 2021 and 2020, respectively; and net recoveries of home equity loans and lines of credit secured by one-to-four family residential properties of $1 million in 2022 and $3 million in 2021, compared with net charge-offs of $3 million in 2020. Net charge-offs associated with other consumer loans, including credit cards and installment loans, totaled $42 million, $30 million and $41 million in 2022, 2021 and 2020, respectively. The reduced level of net charge-offs of consumer loans in 2022 and 2021 as compared with 2020 reflects an improved economy, in general, and the level of prices associated with motor vehicles, recreational vehicles and residential real estate. Nonaccrual consumer loans were $218 million at December 31, 2022, compared with $177 million and $183 million at December 31, 2021 and 2020, respectively. Included in nonaccrual consumer loans at the 2022, 2021 and 2020 year-ends were: automobile loans of $40 million, $34 million and $39 million, respectively; recreational finance loans of $45 million, $28 million and $26 million, respectively; and outstanding balances of home equity loans and lines of credit of $85 million, $70 million and $79 million, respectively. Consumer loans acquired from People's United and classified as nonaccrual at December 31, 2022 totaled $17 million and consisted predominantly of home equity loans and lines of credit. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the year ended December 31, 2022 is presented in table 13. Information about past due and nonaccrual loans as of December 31, 2022 and 2021 is also included in note 4 of Notes to Financial Statements.

Real estate and other foreclosed assets totaled $41 million at December 31, 2022, compared with $24 million at December 31, 2021 and $35 million at December 31, 2020. Net gains or losses associated with real estate and other foreclosed assets were not material in 2022, 2021 or 2020. At December 31, 2022, foreclosed assets were comprised predominantly of the Company’s holding of residential real estate-related properties.

In establishing the allowance for credit losses subsequent to December 31, 2019, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company's analysis regarding the determination of the allowance for credit losses as of December 31, 2022, concerns existed about the somewhat incomplete recovery evident in some sectors of the economy; elevated levels of inflation; fears of a slowing economy and possible recession in 2023; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy; downward pressures on commercial and residential real estate values; ongoing supply chain issues and wage pressures impacting commercial borrowers; the extent to which borrowers, in particular commercial real estate borrowers, may be negatively affected by pandemic-related and general economic conditions; and continued stagnant population and economic growth in the upstate New York and Pennsylvania regions (approximately 38% of the Company's loans and leases are to customers in New York State and Pennsylvania) that historically lag other regions of the country. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.” A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. In response to changed conditions stemming from the pandemic and other economic factors, the Company re-graded significant portions of its commercial loans and commercial real estate loans based on financial results and projections of specific borrowers. Criticized commercial loans and commercial real estate loans totaled $10.7 billion, including $2.5 billion of loans acquired from People's United, at December 31, 2022, compared with $9.0 billion at December 31, 2021 and $7.2 billion at December 31, 2020. Despite improved economic conditions during much of 2022 as compared with 2021, as pandemic-related restrictions continued to be lifted and consumer spending increased, the business climate continues to be subjected to inflationary pressures and supply chain constraints. The level of criticized loans remains reflective of the impact of current conditions on many borrowers, particularly those with investor-owned commercial real estate loans in the hotel, office and healthcare sectors. Investor-owned commercial real estate loans comprised $7.8 billion, or 74% of total criticized loans of $10.7 billion at December 31, 2022. The weighted-average loan-to-value (“LTV”) ratios for investor-owned commercial real estate properties was approximately 57%. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 65%.

Line of business personnel in different geographic locations with the support of the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s centralized credit risk department reviews all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At December 31, 2022, approximately 54% of the Company’s home equity portfolio consisted of first lien loans and lines of credit and 46% were junior liens. With respect to junior lien loans, to the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company considers the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2022, approximately 86% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 14% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at December 31, 2022, 2021 and 2020 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists. The assumptions utilized as of December 31, 2022 included an average national unemployment rate of 4.0% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product grows at a 1.0% average rate during the first year of the reasonable and supportable forecast period followed by a 2.5% average rate in the second year. Commercial real estate prices were assumed to cumulatively grow 1.9% and residential real estate prices were assumed to contract 6.2% over the two-year reasonable and supportable forecast period. Among the assumptions utilized as of December 31, 2021 was that the national unemployment rate would average 4.6% through the first year of the reasonable and supportable forecast period before gradually improving to 3.7% in the latter half of 2023. The forecast also assumed gross domestic product grew during 2022 at a 3.1% annual rate and during 2023 at a 2.7% average rate. Commercial real estate and residential real estate prices were assumed to cumulatively grow 11.1% and 5.9%, respectively, over the two-year reasonable and supportable forecast period. The assumptions utilized in estimating the allowance for credit losses as of December 31, 2020 included an estimated unemployment rate averaging 6.9% through 2021 followed by a gradual return to long-term historical averages by the end of 2022. Gross domestic product was assumed to grow at a 4.1% annual rate during 2021 resulting in a return to pre-pandemic levels by the end of 2022. Commercial real estate prices were assumed to decline by approximately 6.8% in 2021, followed by improvement. Residential real estate prices were not assumed to fluctuate significantly. In most instances the actual macroeconomic conditions experienced in 2021 were favorable in comparison to the forecasts made at December 31, 2020. Such improvements contributed to the recapture of provision for credit losses during 2021 of $75 million. The assumptions utilized as of January 1, 2020 at the time of the adoption of the expected credit loss accounting standard anticipated unemployment rates that averaged under 4% and steady growth in gross domestic product of 3.3% over the eight-quarter forecast period. Forecasted changes in real estate prices as of that date were not significant. The assumptions utilized were based on information available to the Company at or near December 31, 2022, 2021, 2020 and January 1, 2020 (at the time the Company was preparing its estimate of expected credit losses as of those dates).

In establishing the allowance for credit losses the Company also considers the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence its loss estimation process. With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in gross domestic product, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase in the allowance for credit losses. Forward looking economic forecasts are subject to inherent imprecision and future events may differ materially from forecasted events. In consideration of such uncertainty, the following alternative economic scenarios were considered to estimate the possible impact on modeled credit losses.

A potential downside economic scenario assumed the unemployment rate averages 7.1% in the reasonable and supportable forecast period. The scenario also assumed gross domestic product contracts 2.3% in the first year of the reasonable and supportable forecast period before recovering to 1.7% growth in the second year and commercial real estate and residential real estate prices cumulatively decline 20.1% and 14.3%, respectively, by the end of the reasonable and supportable forecast period.

A potential upside economic scenario assumed the unemployment rate declines to approximately 3.5% for the duration of the reasonable and supportable forecast period. The scenario also assumes gross domestic product grows 3.4% in the initial year of the reasonable and supportable forecast period and 2.5% in the second year while commercial real estate prices cumulatively rise 6.6% and residential real estate prices cumulatively contract 0.2% over the two-year reasonable and supportable forecast period.

The scenario analyses resulted in an additional $404 million of modeled credit losses under the assumptions of the downside economic scenario, whereas under the assumptions of the upside economic scenario a $176 million reduction in modeled credit losses could occur. These examples are only a few of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of expected credit losses. The estimated impacts on credit losses in such scenarios pertain only to modeled credit losses and do not include consideration of other factors the Company may evaluate when determining its allowance for credit losses.

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

Table 14

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

December 31	2022	2021	2020	2019	2018
	(Dollars in thousands)

Commercial, financial, leasing, etc.	$502,153	$283,899	$405,846	$366,094	$330,055
Commercial real estate	676,684	557,239	670,719	322,201	341,655
Residential real estate	115,092	71,726	103,590	56,033	69,125
Consumer	631,402	556,362	556,232	229,118	200,564
Unallocated	—	—	—	77,625	78,045
Total	$1,925,331	$1,469,226	$1,736,387	$1,051,071	$1,019,444
As a Percentage of Loans and Leases Outstanding, Net of Unearned Discount

Commercial, financial, leasing, etc.	1.20%	1.21%	1.47%	1.54%	1.44%
Commercial real estate	1.49	1.57	1.78	.91	.99
Residential real estate	.48	.45	.62	.35	.40
Consumer	3.07	3.10	3.36	1.49	1.44
Total	1.46	1.58	1.76	1.16	1.15

Management believes that the allowance for credit losses at December 31, 2022 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.93 billion at December 31, 2022, $1.47 billion at December 31, 2021 and $1.74 billion at December 31, 2020. The allowance for credit losses was $1.18 billion at January 1, 2020 when the current expected credit loss guidance became effective. As a percentage of loans outstanding, the allowance was 1.46% at December 31, 2022, 1.58% at December 31, 2021 and 1.76% at December 31, 2020. Using the same methodology as described herein, the Company added $341 million to the allowance for credit losses related to the $35.8 billion of loans and leases obtained in the acquisition of People's United on April 1, 2022. The combined Company allowance for credit losses at April 1, 2022 as a percentage of loans and leases outstanding was 1.42%. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

The ratio of the allowance for credit losses to total nonaccrual loans at the end of 2022, 2021 and 2020 was 79%, 71% and 92%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2022, however residential real estate loans comprised approximately 18% of the loan portfolio. Outstanding loans to foreign borrowers aggregated $319 million at December 31, 2022, or .24% of total loans and leases.

Other Income

Other income totaled $2.36 billion in 2022, up from $2.17 billion and $2.09 billion in 2021 and 2020, respectively. The growth in 2022 as compared with 2021 reflects revenues associated with the acquired operations of People's United (predominantly increases reflected in trust income, service charges on deposit accounts and other revenues from operations, including credit-related fees), the $136 million gain on sale of MTIA and higher trust income from legacy operations. Those increases were partially offset by lower mortgage banking revenues and a planned reduction in insufficient funds fees reflected in service charges on deposit accounts. The acquisition of People's United contributed approximately $200 million to other income in the last three quarters of 2022. The rise in other income from 2020 to 2021 was largely attributable to higher trust income, service charges on deposit accounts, brokerage services income, merchant discount and credit card fees and letter of credit and other credit-related fees, partially offset by lower trading account and non-hedging derivative gains, higher valuation losses on investment securities and a decline in the level of distributions from BLG.

Mortgage banking revenues aggregated $357 million in 2022, $571 million in 2021 and $567 million in 2020. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $235 million in 2022, $406 million in 2021 and $424 million in 2020. The decline in residential mortgage banking revenues in 2022 as compared with 2021 and 2020 reflects the Company's decision late in the third quarter of 2021 to originate the majority of its residential real estate loans for retention in its loan portfolio rather than for sale.

New commitments to originate residential real estate loans to be sold were approximately $314 million in 2022, compared with $3.9 billion in 2021 and $4.5 billion in 2020. Realized gains from sales of residential real estate loans and loan servicing rights and recognized net unrealized gains or losses attributable to residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to a loss of $2 million in 2022, compared with gains of $164 million in 2021 and $191 million in 2020. The Company expects to return to originating for sale the majority of its newly committed residential mortgage loans in the first quarter of 2023.

Loans held for sale that were secured by residential real estate totaled $32 million and $474 million at December 31, 2022 and 2021, respectively. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $53 million and $31 million, respectively, at December 31, 2022, $617 million and $233 million, respectively, at December 31, 2021 and $1.47 billion and $1.03 billion, respectively, at December 31, 2020. Net recognized unrealized losses on residential real estate loans held for sale, commitments to sell loans and commitments to originate loans for sale were $1 million at December 31, 2022, compared with net recognized unrealized gains of $10 million at December 31, 2021 and $52 million at December 31, 2020. Changes in such net unrealized gains are recorded in mortgage banking revenues and resulted in net decreases of $11 million and $16 million in 2022 and 2021, respectively, and a net increase of $40 million in 2020.

Revenues from servicing residential real estate loans for others totaled $237 million in 2022 compared with $242 million in 2021 and $233 million in 2020. Residential real estate loans serviced for others aggregated $118.4 billion at December 31, 2022, $97.9 billion at December 31, 2021 and $94.4 billion at December 31, 2020. Reflected in residential real estate loans serviced for others were loans sub-serviced for others of $96.0 billion, $74.7 billion and $68.1 billion at December 31, 2022, 2021 and 2020, respectively. Revenues earned for sub-servicing loans totaled $154 million in 2022, compared with $153 million in 2021 and $129 million in 2020. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.

Capitalized residential mortgage servicing assets totaled $194 million at December 31, 2022, compared with $217 million and $201 million at December 31, 2021 and 2020, respectively. Additional information about the Company’s capitalized residential mortgage servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.

Commercial mortgage banking revenues totaled $122 million in 2022, compared with $165 million in 2021 and $143 million in 2020. Included in such amounts were revenues from loan origination and sales activities of $54 million in 2022, $89 million in 2021 and $84 million in 2020. The level of loan origination and sales activities revenues in 2022 as compared with 2021 and 2020 reflects lower volumes of commercial real estate loans originated for sale. Commercial real estate loans originated for sale to other investors totaled approximately $3.1 billion in 2022, compared with $4.0 billion in 2021 and $3.4 billion in 2020. Loan servicing revenues totaled $68 million in 2022, $76 million in 2021 and $59 million in 2020. The higher servicing revenues in 2021 were reflective of fees received from customers who repaid loans prior to maturity. Capitalized commercial mortgage servicing assets were $126 million at December 31, 2022 and $133 million at each of December 31, 2021 and 2020. Commercial real estate loans serviced for other investors totaled $26.0 billion at December 31, 2022, $23.7 billion at December 31, 2021 and $22.2 billion at December 31, 2020, and included $3.9 billion at December 31, 2022 and $4.0 billion at each of December 31, 2021 and 2020 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.8 billion at December 31, 2022, $3.5 billion at December 31, 2021 and $3.3 billion at December 31, 2020. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale aggregated $480 million and $349 million, respectively, at December 31, 2022, $751 million and $325 million, respectively, at December 31, 2021 and $641 million and $364 million, respectively, at December 31, 2020. Commercial real estate loans held for sale were $131 million, $425 million and $278 million at December 31, 2022, 2021 and 2020, respectively. The fluctuation in balances of commercial real estate loans held for sale at December 31, 2022, 2021 and 2020 reflects the timing of loans originated later in each year that had not been delivered to investors by year end.

Service charges on deposit accounts totaled $447 million in 2022, compared with $402 million in 2021 and $371 million in 2020. The increase in 2022 from 2021 reflects fees associated with the acquisition of People's United of $70 million and increased consumer activity, reduced by lower overdraft-related fees of approximately $40 million that reflect the Company's planned elimination, announced in February 2022, of certain non-sufficient funds fees and overdraft protection transfer charges from linked deposit accounts beginning in the second quarter of 2022. The Company also waived certain fees in the third and fourth quarters of 2022 following the conversion to the Company's deposit servicing system of People's United acquired customer deposit accounts in early September 2022. The impact of such temporary waivers was not material. The higher service charges in 2021 as compared with 2020 reflect increased consumer service charges, predominantly resulting from a reduction in COVID-19 related fee waivers and higher customer transaction activity.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust income aggregated $741 million in 2022, compared with $645 million in 2021 and $602 million in 2020. Trust income contributed from the acquisition of People's United totaled approximately $35 million in 2022. Revenues associated with the ICS business were $442 million in 2022 inclusive of $4 million of People's United-related revenue, compared with $375 million in 2021 and $342 million in 2020. The higher revenues in 2022 compared with 2021 were largely attributable to reduced fee waivers of $31 million resulting from higher rates on money market fund accounts and incremental fees from sales. As compared with 2020, ICS revenues in 2021 reflect sales activities and increased retirement services income resulting from growth in collective fund balances. Revenues generated by the Company's WAS business, inclusive of $27 million associated with People's United, totaled $290 million in 2022, up from $255 million in 2021 and $233 million in 2020. As compared with 2021, in addition to the impact of the People's United acquisition, WAS revenues in 2022 reflect reduced money market fee waivers of $6 million and sales activity partially offset by adverse market conditions in the equity markets. As compared with 2020, WAS revenue in 2021 reflected an increase related to equity market performance partially offset by fee waivers resulting from a low interest rate environment in 2021. Trust assets under management were $165.2 billion and $165.6 billion at December 31, 2022 and 2021, respectively. Trust assets under management include the Company’s proprietary mutual funds’ assets of $13.0 billion at December 31, 2022 and $13.2 billion at December 31, 2021. Additional trust income from investment management activities was $9 million in 2022, compared with $15 million and $27 million in 2021 and 2020, respectively, and includes fees earned from retail customer investment accounts. Lower trust income from investment management activities in 2022 reflects the full-year impact of a change in June 2021 of product delivery to retail brokerage and certain trust customers related to the LPL Financial relationship described herein resulting in revenues previously recognized in trust income to be recorded as brokerage services income, partially offset by People's United-related revenue.

In December 2022 Wilmington Trust, N.A. (a subsidiary of M&T) announced the sale of its Collective Investment Trust business to a private equity firm. That sale is expected to close in the first half of 2023. Revenues associated with that business and included in ICS trust income revenues described herein totaled approximately $165 million, $151 million and $105 million during 2022, 2021, and 2020, respectively. After considering expenses, the results of operations of that business were not material to M&T's net income in those years.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities and securities brokerage fees and, since June 2021, sales of select investment products of LPL Financial (as described below), totaled $88 million in 2022, compared with $63 million in 2021 and $47 million in 2020. The increase in brokerage services income in 2022 reflects the acquisition of People's United and the full-year impact of a change in June 2021 in product delivery to retail brokerage and certain trust customers related to the LPL Financial relationship. Revenues associated with the sale of investment products of LPL Financial, an independent financial services broker, are included in “brokerage services income.” Prior to the transition to LPL Financial’s product platform, revenues earned by the Company from providing those customers with proprietary trust products managed by the Company were reported as trust income. Trading account and non-hedging derivative activity resulted in gains of $27 million in 2022, $24 million in 2021 and $41 million in 2020. The modest increase in 2022 as compared with 2021 reflects higher revenues from interest rate swap agreements and foreign exchange transactions with commercial customers, offset by declines in the value of assets held in connection with deferred compensation and other non-qualified benefit plans. The lower gains in 2021 as compared with 2020 resulted predominantly from decreased activity related to interest rate swap agreements with commercial customers. The Company enters into interest rate swap agreements and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other non-hedging contracts entered into by the Company is included in note 19 of Notes to Financial Statements and herein under the heading “Liquidity, Market Risk, and Interest Rate Sensitivity.”

The Company recognized net losses on investment securities of $6 million, $21 million and $9 million in 2022, 2021 and 2020, respectively. Those losses reflect unrealized losses on investments in Fannie Mae and Freddie Mac preferred stock and other equity securities.

Other revenues from operations totaled $704 million (including $88 million associated with the acquisition of People's United) in 2022, compared with $483 million in 2021 and $471 million in 2020. In addition to the revenues associated with the People's United acquisition, the higher revenues in 2022 compared with 2021 resulted from the $136 million gain on the sale of MTIA and an increase in merchant discount and credit card fees driven by increased commercial and consumer spending, partially offset by decreases in insurance income reflecting the sale of MTIA and tax-exempt income from bank owned life insurance. Comparing 2021 with 2020, higher merchant discount, credit card interchange and letter of credit and credit-related fees, largely loan syndication fees, were partially offset by lower income received from BLG during 2021.

Included in other revenues from operations were the following significant components. A $136 million gain on the sale of MTIA was recorded in the fourth quarter of 2022. Letter of credit and other credit-related fees totaled $165 million, $128 million and $109 million in 2022, 2021 and 2020, respectively. The rising level of such fees since 2020 resulted largely from higher loan syndication fees and, in 2022, the impact of acquired operations from the People's United transaction. Revenues from merchant discount and credit card fees were $169 million in 2022, $140 million in 2021 and $111 million in 2020. In addition to the impact of the People's United acquisition in 2022, the higher level of such revenues in 2022 and 2021 resulted from increased customer transaction activity reflecting lessened pandemic-related restrictions on business and customer activity. Tax-exempt income earned from bank owned life insurance, which includes increases in the cash surrender value of life insurance policies and benefits received, aggregated $44 million in 2022, $47 million in 2021 and $48 million in 2020. The Company owns both general account and separate account policies. To the extent market conditions change such that the market value of assets in a separate account bank owned life insurance policy becomes less than the previously recorded cash surrender value, an adjustment is recorded as a reduction to "other revenues from operations." The increase in interest rates during 2022 led to reductions of the market values of assets in some separate account bank owned life insurance policies below previously recorded cash surrender value. Those reductions in recognized cash surrender value were not material, but are, nevertheless, recognized as a reduction of revenues. Insurance-related sales commissions and other revenues totaled $48 million in each of 2022 and 2020, compared with $47 million in 2021. Automated teller machine usage fees aggregated $11 million in each of 2022 and 2021, up from $9 million in 2020.

M&T’s investment in BLG resulted in cash distributions declared and paid by BLG that are included in “other revenues from operations” of $30 million in each of 2022 and 2021, compared with $53 million in 2020. During 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. Subsequently, M&T has received cash distributions when declared by BLG that result in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions cannot be estimated. BLG is entitled to receive distributions from its affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T. Information about the Company’s relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.

Other Expense

Other expense totaled $5.05 billion in 2022, compared with $3.61 billion in 2021 and $3.39 billion in 2020. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $56 million, $10 million and $15 million in 2022, 2021 and 2020, respectively, and merger-related expenses of $338 million and $44 million in 2022 and 2021, respectively. No merger-related expenses were incurred in 2020. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $4.66 billion in 2022, $3.56 billion in 2021 and $3.37 billion in 2020. Approximately three-fourths of the increase in 2022 from 2021 is attributable to operating expenses associated with the acquisition of People's United. A $135 million contribution to The M&T Charitable Foundation in the fourth quarter of 2022 and higher salaries and benefits expense were other factors contributing to the rise in noninterest operating expenses in 2022 as compared with 2021. The higher level of noninterest operating expenses in 2021 as compared with 2020 reflected increased costs for salaries and employee benefits (predominantly incentive compensation), outside data processing and software, FDIC assessments, and professional services expenses.

Salaries and employee benefits expense aggregated $2.79 billion in 2022, compared with $2.05 billion and $1.95 billion in 2021 and 2020, respectively. Excluding nonoperating expenses, predominantly severance and related costs, salaries and employee benefits expense aggregated $2.69 billion in 2022. The higher level of operating expenses in 2022 as compared with 2021 reflect higher staffing levels, including the addition of People's United employees at the beginning of the second quarter, higher salaries resulting from merit increases and a rise in incentive compensation. Stock-based compensation totaled $111 million in 2022, compared with $85 million in 2021 and $80 million in 2020. The number of full-time equivalent employees were 22,509 at December 31, 2022, compared with 17,421 and 17,076 at December 31, 2021 and 2020, respectively. The increase in staffing levels since December 31, 2021 was predominantly the result of the acquisition of People's United.

The Company provides pension and other postretirement benefits for its employees, including pension, retirement savings and post-retirement benefit plans. Expenses related to such benefits totaled $62 million in 2022, $128 million in 2021 and $118 million in 2020. The amounts recorded in salaries and employee benefits expense and other costs of operations, respectively, from the preceding sentence were as follows: $149 million and ($87 million) in 2022; $125 million and $3 million in 2021; $118 million and less than $1 million in 2020. The Company sponsors both defined benefit and defined contribution pension plans. Pension expense for those plans was a net benefit of $23 million in 2022, compared with expense of $68 million in 2021 and $60 million in 2020. Components of pension expense included in other costs of operations reflect the amortization of net unrecognized gains and losses included in accumulated other comprehensive income. Prior to 2022, such net unrecognized gains and losses were amortized over the average remaining service periods of active participants in the plan. If all or substantially all of the plan’s participants are inactive, GAAP provides for the average remaining life expectancy of the participants to be used instead of average remaining service periods. Substantially all of the participants in the Company’s qualified defined benefit pension plan were inactive and, beginning in 2022, the average remaining life expectancy was utilized to amortize the net unrecognized gains and losses of the Plan. The change increased the amortization period by approximately sixteen years beginning in 2022 and, accordingly, reduced the amount of amortization of unrecognized losses recorded in the 2022 net periodic pension expense that otherwise would have been recorded by approximately $36 million. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 13 of Notes to Financial Statements.

The Company’s retirement savings plan (“RSP”) is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. Including the impact of employees associated with the People's United acquisition, RSP expense reflecting the Company’s employer matching contribution increased to $84 million in 2022, compared with $63 million in 2021 and $62 million in 2020.

Excluding the nonoperating expense items already noted, nonpersonnel operating expenses were $1.97 billion in 2022, $1.51 billion in 2021 and $1.42 billion in 2020. Approximately 70% of the increase in 2022 as compared with 2021 can be attributed to People's United-related nonpersonnel operating expenses. Other factors contributing to the year-over-year increase were higher charitable contributions and outside data processing and software expenses, partially offset by lower defined benefit pension-related expenses included in other costs of operations. The increase in nonpersonnel operating expenses in 2021 as compared with 2020 reflects a rise in expenditures for outside data processing and software, FDIC assessments and professional services, partially offset by a reduction in the valuation allowance for capitalized mortgage servicing rights as compared with an increase in 2020. On October 18, 2022, the FDIC finalized a rule that increases initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The Company expects that regulatory change could increase FDIC assessments by approximately $35 million in 2023.

Income Taxes

The provision for income taxes was $619 million in 2022, $596 million in 2021 and $416 million in 2020. The effective tax rates were 23.7% in 2022, 24.3% in 2021 and 23.5% in 2020. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods will also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. Information about amounts accrued for uncertain tax positions and a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 14 of Notes to Financial Statements.

International Activities

Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $319 million and $197 million of loans to foreign borrowers at December 31, 2022 and 2021, respectively. Loans at M&T Bank’s commercial banking office in Ontario, Canada included in international assets as of December 31, 2022 and 2021 totaled $284 million and $153 million, respectively. Deposits at that office were $34 million and $32 million at December 31, 2022 and 2021, respectively. The Company also offers trust-related services in Europe. Revenues from providing such services were approximately $36 million in each of 2022 and 2020, compared with $38 million in 2021.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits financed 85% of the Company’s earning assets at December 31, 2022, compared with 90% at December 31, 2021 and 88% at December 31, 2020.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits and longer-term borrowings. At December 31, 2022, M&T Bank had short-term and long-term credit facilities with the FHLBs aggregating $23.1 billion. Outstanding borrowings under FHLB credit facilities totaled $3.2 billion at December 31, 2022 and $2 million at December 31, 2021. Such borrowings were secured by loans and investment securities. M&T Bank had an available line of credit with the FRB of New York that totaled approximately $14.3 billion at December 31, 2022. The amount of that line is dependent upon the balances of loans and securities pledged as collateral. There were no borrowings outstanding under such line of credit at December 31, 2022 and 2021. Senior notes issued and outstanding totaled $2.5 billion at December 31, 2022 and $2.4 billion at December 31, 2021. In November 2022 M&T Bank issued $500 million of fixed rate senior notes that pay a rate of 5.4% semi-annually and mature in November 2025. In August 2022 M&T issued $500 million of senior notes that mature in August 2028 and pay a fixed rate of 4.553% semi-annually until August 2027 after which the SOFR plus 1.78% will be paid quarterly until maturity. In April 2022, M&T Bank redeemed $650 million of fixed rate senior notes that were due to mature on May 18, 2022. During May 2022, $250 million of variable rate senior notes of M&T Bank matured. As of April 1, 2022, long-term borrowings assumed in the People's United acquisition totaled $494 million and included $483 million of fixed-rate subordinated notes and $11 million of FHLB advances. In January 2023 M&T issued $1.0 billion of fixed rate to floating rate senior notes that mature in January 2034 and M&T Bank issued $1.3 billion and $1.2 billion of fixed rate senior notes that mature in January 2026 and January 2028, respectively.

The Company has, from time to time, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. Those borrowings are generally considered Tier 2 capital and are includable in total regulatory capital. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.

The Company has also benefited from the placement of brokered deposits. The Company has brokered savings and interest-bearing checking deposit accounts that aggregated $3.8 billion and $3.2 billion at December 31, 2022 and 2021, respectively. Brokered time deposits totaled $4.1 billion at December 31, 2022. There were no brokered time deposits outstanding at December 31, 2021.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account was not material at December 31, 2022 or December 31, 2021. The total amount of VRDBs outstanding backed by M&T Bank letters of credit was $604 million and $662 million at December 31, 2022 and 2021, respectively. M&T Bank also serves as remarketing agent for most of those bonds.

Table 16

MATURITY DISTRIBUTION OF LOANS AND LEASES (a)

December 31, 2022	Demand	2023	2024 - 2027	2028 - 2037	After 2037
	(In thousands)

Commercial, financial, leasing, etc.	$7,759,439	$9,159,466	$22,594,918	$2,228,022	$184,784
Commercial real estate	106,008	15,541,094	23,423,257	4,731,726	119,095
Residential real estate	6,510	1,119,155	3,720,803	8,653,364	9,903,512
Consumer	585,438	1,817,583	6,612,916	6,914,232	4,430,311
Total	$8,457,395	$27,637,298	$56,351,894	$22,527,344	$14,637,702

Floating or adjustable interest rates:
Commercial, financial, leasing, etc.			$15,522,770	$888,419	$12,126
Commercial real estate			18,239,874	3,052,566	76,222
Residential real estate			1,038,390	2,710,252	3,677,101
Consumer			921,124	381,460	3,287,264
Fixed or predetermined interest rates:
Commercial, financial, leasing, etc.			7,072,148	1,339,603	172,658
Commercial real estate			5,183,383	1,679,160	42,873
Residential real estate			2,682,413	5,943,112	6,226,411
Consumer			5,691,792	6,532,772	1,143,047
Total			$56,351,894	$22,527,344	$14,637,702

(a)
The data reflects contractual paydowns, but excludes nonaccrual loans.

The Company enters into contractual obligations in the normal course of business that require future cash payments. The contractual amounts and timing of those payments as of December 31, 2022 are summarized in table 17. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 22 of Notes to Financial Statements. Table 17 summarizes the Company’s other commitments as of December 31, 2022 and the timing of the expiration of such commitments.

Table 17

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2022	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Payments due for contractual obligations
Time deposits	$6,017,181	$3,962,262	$122,102	$—	$10,101,545
Short-term borrowings	3,554,951	—	—	—	3,554,951
Long-term borrowings	744,127	1,741,010	764,874	714,526	3,964,537
Operating leases	133,439	230,899	155,048	189,815	709,201
Other	491,047	126,435	21,758	14,124	653,364
Total	$10,940,745	$6,060,606	$1,063,782	$918,465	$18,983,598
Other commitments
Commitments to extend credit (a)	$21,956,366	$9,760,976	$10,768,871	$5,062,333	$47,548,546
Standby letters of credit	1,407,362	589,707	276,893	102,682	2,376,644
Commercial letters of credit	14,458	4,377	45,243	988	65,066
Financial guarantees and indemnification contracts	99,800	363,658	710,825	2,848,149	4,022,432
Commitments to sell real estate loans	271,090	247,064	15,304	—	533,458
Total	$23,749,076	$10,965,782	$11,817,136	$8,014,152	$54,546,146

(a)
Amounts exclude discretionary funding commitments to commercial customers of $11.7 billion that the Company has the unconditional right to cancel prior to funding.

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its banking subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2022 approximately $1.07 billion was available for payment of dividends to M&T from banking subsidiaries. M&T also may obtain funding through long-term borrowings. Outstanding senior notes of M&T at December 31, 2022 and December 31, 2021 were $1.22 billion and $766 million, respectively. Junior subordinated debentures of M&T associated with trust preferred securities outstanding at December 31, 2022 and December 31, 2021 totaled $536 million and $532 million, respectively. In January 2023 M&T issued $1.0 billion of fixed rate to floating rate senior notes that mature in January 2034.

Table 18

MATURITY AND TAXABLE-EQUIVALENT YIELD OF INVESTMENT SECURITIES

December 31, 2022	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Investment securities available for sale (a)
U.S. Treasury and federal agencies
Carrying value	$124,399	$7,546,561	$—	$—	$7,670,960
Yield	.94%	2.57%	—	—	2.55%
Mortgage-backed securities (b)
Government issued or guaranteed
Carrying value	401,619	1,558,051	522,244	422,503	2,904,417
Yield	2.53%	2.53%	2.51%	2.50%	2.53%
Other debt securities
Carrying value	2,212	82,018	61,938	27,416	173,584
Yield	1.87%	3.79%	1.99%	6.02%	3.49%
Total investment securities available for sale
Carrying value	528,230	9,186,630	584,182	449,919	10,748,961
Yield	2.16%	2.58%	2.46%	2.72%	2.56%
Investment securities held to maturity
U.S. Treasury and federal agencies
Carrying value	109,941	944,094	—	—	1,054,035
Yield	1.83%	2.47%	—	—	2.40%
Obligations of states and political subdivisions
Carrying value	27,913	113,217	1,092,875	1,343,073	2,577,078
Yield	2.14%	2.59%	3.17%	3.88%	3.50%
Mortgage-backed securities (b)
Government issued or guaranteed
Carrying value	427,570	1,779,496	2,947,757	4,692,526	9,847,349
Yield	2.81%	2.81%	2.81%	2.79%	2.80%
Privately issued
Carrying value	3,289	13,164	16,462	16,827	49,742
Yield	7.97%	7.97%	7.97%	7.78%	7.91%
Other debt securities
Carrying value	—	—	—	1,765	1,765
Yield	—	—	—	4.73%	4.73%
Total investment securities held to maturity
Carrying value	568,713	2,849,971	4,057,094	6,054,191	13,529,969
Yield	2.62%	2.71%	2.92%	3.05%	2.92%
Equity and other securities
Equity securities
Carrying Value					151,458
Yield					3.20%
Other investment securities
Carrying Value					780,483
Yield					2.15%
Total investment securities
Carrying value	$1,096,943	$12,036,601	$4,641,276	$6,504,110	$25,210,871
Yield	2.39%	2.61%	2.86%	3.02%	2.74%

(a)
Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.
(b)
Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 19

MATURITY OF TIME DEPOSITS WITH BALANCES OVER $250,000

December 31,
2022
(In thousands)

3 months or less	$224,399
Over 3 through 6 months	143,968
Over 6 through 12 months	328,142
Over 12 months	346,223
Total	$1,042,732

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs anticipated in the normal course of business. Management does not anticipate engaging in any activities, either currently or in the long term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2022, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $12.75 billion. In addition, the Company has entered into $4.65 billion of forward-starting interest rate swap agreements. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending and Funding Activities” and in note 19 of Notes to Financial Statements.

The Company’s Asset-Liability Committee, which includes members of executive management, monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve. In utilizing the model, market-implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared with the income calculated under the varying interest rate scenarios. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

Table 20 displays as of December 31, 2022 and 2021 the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 20

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	December 31, 2022	December 31, 2021
	(In thousands)

+200 basis points	$224,555	533,317
+100 basis points	158,020	297,573
-100 basis points	(216,202)	(204,760)
-200 basis points	(439,512)	—	(a)

(a)
The Company did not analyze this scenario as of December 31, 2021.

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain at or above zero on all points of the yield curve. Changes in the amounts presented since December 31, 2021 reflect higher balances of earnings assets obtained in the People's United acquisition, changes in portfolio composition, the level of market-implied forward interest rates and hedging actions taken by the Company. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

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

Table 21

CONTRACTUAL REPRICING DATA

December 31, 2022	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
	(Dollars in thousands)

Loans and leases, net	$74,203,489	$6,927,190	$27,037,309	$23,396,175	$131,564,163
Investment securities	298,876	383,060	9,206,305	15,322,630	25,210,871
Other earning assets	25,078,633	933	—	—	25,079,566
Total earning assets	99,580,998	7,311,183	36,243,614	38,718,805	181,854,600
Savings and interest- checking deposits	87,911,463	—	—	—	87,911,463
Time deposits	2,335,630	3,681,551	4,084,364	—	10,101,545
Total interest- bearing deposits	90,247,093	3,681,551	4,084,364	—	98,013,008
Short-term borrowings	3,554,951	—	—	—	3,554,951
Long-term borrowings	171	743,956	2,505,884	714,526	3,964,537
Total interest- bearing liabilities	93,802,215	4,425,507	6,590,248	714,526	105,532,496
Interest rate swap agreements	(8,900,000)	(1,150,000)	10,050,000	—	—
Periodic gap	$(3,121,217)	$1,735,676	$39,703,366	$38,004,279
Cumulative gap	(3,121,217)	(1,385,541)	38,317,825	76,322,104
Cumulative gap as a % of total earning assets	(1.7)%	(0.8)%	21.1%	42.0%

A significant amount of the Company’s earning assets, interest-bearing liabilities, preferred equity instruments and interest rate swap agreements have contractual repricing terms that reference the London Interbank Offered Rate (“LIBOR”). Publication of certain tenors of LIBOR has already ceased and complete cessation of LIBOR publication is expected by June 30, 2023. Effective December 31, 2021, the Company essentially discontinued entering into new LIBOR-based contracts.

The Company's enterprise-wide LIBOR transition program is monitored by executive management as well as the Risk Committee of the Board of Directors. At December 31, 2022 the Company had LIBOR-based commercial loans and leases and commercial real estate loans of $32.1 billion and residential mortgage and consumer loans of $4.1 billion outstanding. Approximately 85% of the loans either mature before June 30, 2023 or have been amended to include appropriate alternative language to be effective upon cessation of LIBOR publication. Approximately $732 million of borrowings and $1.1 billion of M&T's preferred stock reference LIBOR as of December 31, 2022. Upon cessation of LIBOR after June 30, 2023 dividends on M&T’s preferred stock and interest payments on variable rate preferred capital securities will be paid based on SOFR plus a pre-determined static spread (dependent on the tenor of LIBOR for each series of preferred stock and each preferred capital security) as proposed by the Board of Governors of the FRB. The Company’s interest rate swap agreements primarily reference LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallback Protocol (“Protocol”). The Protocol enables market participants to incorporate certain revisions into their legacy non-cleared derivative trades with other counterparties that also choose to adhere to the Protocol. M&T adhered to the Protocol in November 2020 and is continuing the process of remediating its interest rate swap transactions with its end-user customers. With respect to the Company’s cleared interest rate swap agreements that reference LIBOR, clearinghouses have adopted the same relevant SOFR benchmark alternatives of the Supplement and Protocol.

As loans mature and new originations occur a larger percentage of the Company’s variable-rate loans are expected to reference SOFR or other indexes, including the Bloomberg Short Term Bank Yield Index (“BSBY”). At December 31, 2022, the Company had approximately $28.7 billion and

$212 million of outstanding loan balances that reference SOFR and BSBY, respectively. Additionally, as of December 31, 2022 the Company had $12.1 billion of notional amount of interest rate swap agreements designated as cash flow hedges of commercial real estate loans, including $4.7 billion of forward-starting interest rate swap agreements that become effective in 2023, and notional amounts of $6.0 billion of non-hedging derivative interest rate contracts that are referenced to SOFR. The Company continues to work with its customers and other counterparties to remediate LIBOR-based agreements which expire after June 30, 2023 by incorporating alternative language, negotiating new agreements, or other means. The discontinuation of LIBOR and uncertainty relating to the emergence of one or more alternative benchmark indexes to replace LIBOR could materially impact the Company’s interest rate risk profile and its management thereof.

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

The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its financial statements as non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 19 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of those financial instruments are recorded in the consolidated balance sheet. The fair values of such non-hedging derivative assets and liabilities recognized on the balance sheet were $380 million and $1.3 billion, respectively, at December 31, 2022 and $418 million and $83 million, respectively, at December 31, 2021. The fair value of asset and liability amounts at December 31, 2022 have been reduced by contractual settlements of $1.1 billion and $29 million, respectively, and at December 31, 2021 by contractual settlements of $54 million and $305 million, respectively. The values associated with the Company's non-hedging derivative activities at December 31, 2022 as compared with December 31, 2021 reflect changes in values associated with the interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.

Trading account assets at December 31, 2022 and 2021, respectively, were $118 million and $50 million and included assets related to deferred compensation plans aggregating $23 million and $21 million. Changes in the fair values of such assets are recorded as “trading account and non-hedging derivative gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at December 31, 2022 and 2021 were $29 million and $24 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $95 million at December 31, 2022, and $29 million at December 31, 2021. The increase at December 31, 2022 as compared with December 31, 2021 reflects assets obtained in the acquisition of the People's United non-qualified supplemental retirement and other benefit plans.

Given the Company’s policies, limits and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and non-hedging derivative activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s actions to mitigate foreign currency and interest rate risk associated with customer activities. Additional information about the Company’s use of derivative financial instruments is included in note 19 of Notes to Financial Statements.

Capital

Shareholders’ equity was $25.3 billion at December 31, 2022 and represented 12.61% of total assets, compared with $17.9 billion or 11.54% at December 31, 2021 and $16.2 billion or 11.35% at December 31, 2020. The increase in shareholders' equity from December 31, 2021 reflects the issuance of 50,325,004 M&T common shares and other common equity consideration totaling $8.4 billion for the acquisition of People's United and the conversion of People's United preferred stock into 10,000,000 shares of Series H Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock of M&T ("Series H Preferred Stock") amounting to $261 million.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $2.01 billion at December 31, 2022, compared with $1.75 billion at December 31, 2021, and $1.25 billion at December 31, 2020. On April 1, 2022, the Company closed the acquisition of People's United resulting in the issuance of 10,000,000 shares of Series H Preferred Stock, par value $1.00 per share and liquidation preference of $25.00 per share, valued at $261 million. Through December 14, 2026, holders of the Series H Preferred Stock are entitled to receive, only when, as and if declared by M&T's Board of Directors, non-cumulative cash dividends at an annual rate of 5.625%, payable quarterly in arrears. Subsequent to December 14, 2026, holders will be entitled to receive, only when, as and if declared by M&T's Board of Directors, non-cumulative cash dividends at a variable rate as described in note 10 of Notes to Financial Statements. The Series H preferred stock may be redeemed at M&T's option, in whole or in part, from time to time, on or after April 1, 2027 or, in whole but not in part, at any time within 90 days following a regulatory treatment event whereby the full liquidation value of the shares no longer qualifies as "additional Tier 1 capital". The Series H Preferred Stock is listed on the NYSE under the symbol MTBPrH. On August 17, 2021, M&T issued 50,000 shares of Series I Perpetual Fixed-Rate Reset Non-cumulative Preferred Stock, par value $1.00 and liquidation preference of $10,000 per share. Through August 31, 2026 holders of the Series I preferred stock are entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of 3.5%, payable semiannually in arrears. Subsequent to August 31, 2026 holders will be entitled to receive, only when, as and if declared by M&T’s Board of Directors, non-cumulative cash dividends at an annual rate of the five-year U.S. Treasury Rate plus 2.679%, payable semiannually in arrears. The Series I preferred stock may be redeemed at M&T’s option, in whole or in part, on any dividend payment date on or after September 1, 2026 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event whereby the full liquidation value of the shares no longer qualifies as “additional Tier 1 capital."

Common shareholders’ equity totaled $23.3 billion, or $137.68 per share, at December 31, 2022, compared with $16.2 billion, or $125.51 per share, at December 31, 2021 and $14.9 billion, or $116.39 per share, at December 31, 2020. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $86.59 at December 31, 2022, compared with $89.80 and $80.52 at December 31, 2021 and 2020, respectively. The Company’s ratio of tangible common equity to tangible assets was 7.63% at December 31, 2022, compared with 7.68% and 7.49% at December 31, 2021 and 2020, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2022, 2021 and 2020 are presented in table 2. During 2022, 2021 and 2020, the ratio of average total shareholders’ equity to average total assets was 12.51%, 11.08% and 11.80%, respectively. The ratio of average common shareholders’ equity to average total assets was 11.49%, 10.13% and 10.88% in 2022, 2021 and 2020, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $329 million, or $1.94 per common share, at December 31, 2022, compared with net unrealized gains of $78 million, or $.60 per common share, at December 31, 2021, and $145 million, or $1.13 per common share, at December 31, 2020. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses as of December 31, 2022 and 2021 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at December 31, 2022 were pre-tax effect unrealized gains of $515,000 on securities with an amortized cost of $135 million and pre-tax effect unrealized losses of $445 million on securities with an amortized cost of $11.1 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 21 of Notes to Financial Statements.

Each reporting period the Company reviews its available-for-sale investment securities for declines in value that might be indicative of credit-related losses through an analysis of the creditworthiness of the issuer or the credit performance of the underlying collateral supporting the bond. If the Company does not expect to recover the entire amortized cost basis of a debt security a credit loss is recognized in the consolidated statement of income. A loss is also recognized if the Company intends to sell a bond or it more likely than not will be required to sell a bond before recovery of the amortized cost basis. As of December 31, 2022, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of December 31, 2022, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term. The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at December 31, 2022 and December 31, 2021. The amortized cost basis and fair value of obligations of states and political subdivisions in the held-to-maturity portfolio totaled $2.6 billion and $2.5 billion, respectively, at December 31, 2022. Those municipal securities were predominantly obtained in the acquisition of People's United. At December 31, 2022 and December 31, 2021, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $50 million and $62 million, respectively, and a fair value of $51 million and $57 million, respectively. At December 31, 2022, 83% of the mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of December 31, 2022, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities. Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $202 million, or $1.19 per common share, at December 31, 2022, $267 million, or $2.08 per common share, at December 31, 2021 and $481 million, or $3.75 per common share, at December 31, 2020. Information about the funded status of the Company’s pension and other postretirement benefit plans is included in note 13 of Notes to Financial Statements.

On January 20, 2021, M&T’s Board of Directors authorized a stock repurchase plan to repurchase up to $800 million of shares of M&T’s common stock subject to all applicable regulatory limitations. There were no repurchases pursuant to that authorization during 2021 and in February 2022 the Board reaffirmed that plan. In the second quarter of 2022, M&T repurchased 3,505,946 shares of its common stock for $600 million under that plan. On July 19, 2022, M&T's Board of Directors authorized a new stock purchase program to repurchase up to $3.0 billion of common shares subject to all applicable regulatory reporting limitations. The plan authorized in July 2022 replaced the previous plan. In the last two quarters of 2022, M&T repurchased 6,947,336 shares of its common stock for $1.2 billion under the new program resulting in a total of 10,453,082 common shares repurchased for $1.8 billion in 2022. Pursuant to previously approved capital plans and authorizations by M&T’s Board of Directors, M&T repurchased 2,577,000 common shares for $374 million in 2020.

During the fourth quarter of 2021, M&T’s Board of Directors authorized an increase in the quarterly common stock dividend to $1.20 per common share from the previous rate of $1.10 per common share. Cash dividends declared on M&T’s common stock totaled $788 million in 2022, compared with $584 million and $569 million in 2021 and 2020, respectively. Dividends per common share totaled $4.80 in 2022, compared with $4.50 and $4.40 in 2021 and 2020, respectively. Dividends of $97 million in 2022, $73 million in 2021 and $68 million in 2020 were declared on preferred stock in accordance with the terms of each series.

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

Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a stress capital buffer requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 and for each entity was 2.5% of risk-weighted assets through September 30, 2022. In June 2022, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2022, M&T's stress capital buffer of 4.7% became effective.

The federal bank regulatory agencies have issued rules that allow banks and bank holding companies to phase-in the impact of adopting the expected credit loss accounting model on regulatory capital. Those rules allow banks and bank holding companies to delay for two years the day one impact on retained earnings of adopting the expected loss accounting standard and 25% of the cumulative change in the reported allowance for credit losses subsequent to the initial adoption through the end of 2021, followed by a three-year transition period. The regulatory capital amounts and ratios of M&T and its bank subsidiaries as of December 31, 2022 are presented in note 24 of Notes to Financial Statements. A detailed discussion of the regulatory capital rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

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

Fourth Quarter Results

Net income in the fourth quarter of 2022 was $765 million, compared with $458 million in the year-earlier quarter. Diluted and basic earnings per common share were $4.29 and $4.32, respectively, in the final 2022 quarter, compared with diluted and basic earnings per common share of $3.37 in the corresponding quarter of 2021. The annualized rates of return on average assets and average common shareholders’ equity for the final quarter of 2022 were 1.53% and 12.59%, respectively, compared with 1.15% and 10.91%, respectively, in the corresponding quarter of 2021.

Net operating income during 2022’s fourth quarter was $812 million, compared with $475 million in the year-earlier quarter. Diluted net operating earnings per common share were $4.57 and $3.50 in the fourth quarters of 2022 and 2021, respectively. The annualized net operating returns on average tangible assets and average tangible common equity in the final three months of 2022 were 1.70% and 21.29%, respectively, compared with 1.23% and 15.98%, respectively, in the similar 2021 period. Reconciliations of GAAP results with non-GAAP results for the quarterly periods of 2022 and 2021 are provided in table 23.

Taxable-equivalent net interest income aggregated $1.84 billion in the final quarter of 2022, compared with $937 million in the year-earlier period. That increase reflects a 148 basis point expansion of the net interest margin to 4.06% from 2.58% in the year-earlier quarter and the impact of earning assets associated with the acquisition of People's United. Average earning assets increased to $179.9 billion in 2022’s fourth quarter as compared with $144.4 billion in the final quarter of 2021. The $35.5 billion increase in average earning assets was driven by a $36.2 billion increase in average outstanding loans and an $18.5 billion increase in average investment securities, partially offset by a $19.2 billion decline in deposit balances at the FRB of New York and other banks. Loans acquired from People's United totaled $35.8 billion on the April 1, 2022 acquisition date and consisted of approximately $13.6 billion of commercial loans and leases, $13.5 billion of commercial real estate loans, $7.1 billion of residential real estate loans and $1.6 billion of consumer loans. Average balances of commercial loans and leases were $40.0 billion in the recent quarter, up $17.7 billion or 79% from $22.3 billion in the fourth quarter of 2021. That increase was largely attributable to acquired balances from the People's United acquisition and loan growth, partially offset by decreased average balances of PPP loans, due to loan repayments by the Small Business Administration. PPP loans averaged $141 million in 2022’s final quarter, compared with $1.6 billion in the year-earlier quarter. Average commercial real estate loan balances aggregated $45.7 billion in the final quarter of 2022, up $9.0 billion or 24% from $36.7 billion in the year-earlier quarter. Partially offsetting the increase in commercial real estate loans from the acquisition of People's United was a reduction in balances of construction and permanent mortgage loans, reflecting repayments by customers. Included in those totals were average balances of loans held for sale of $299 million in the final quarter of 2022, compared with $535 million in the corresponding period of 2021. Average residential real estate loan balances increased $7.0 billion to $23.3 billion in the fourth quarter of 2022 from $16.3 billion in the year-earlier quarter, reflecting loans obtained in the acquisition of People's United and the Company's decision in the third quarter of 2021 to retain rather than sell most originated residential mortgage loans. Consumer loans averaged $20.3 billion in the last three months of 2022, $2.4 billion or 14% higher than in the year-earlier quarter reflecting the impact of loans obtained in the acquisition of People's United (that consisted predominantly of outstanding balances of home equity lines of credit) and growth in average recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats). The net interest spread expanded in the fourth quarter of 2022 to 3.62%, up 110 basis points from 2.52% in the corresponding quarter of 2021. The yield on earning assets in the last three months of 2022 was 4.60%, up 196 basis points from 2.64% in the year-earlier quarter. The rate paid on interest-bearing liabilities in the 2022’s final quarter was .98%, up 86 basis points from .12% in the similar quarter of 2021. The contribution of net interest-free funds to the Company’s net interest margin was .44% and .06% in the fourth quarters of 2022 and 2021, respectively.

The provision for credit losses was $90 million in the fourth quarter of 2022, compared with a recapture of provision of $15 million in the year-earlier period. Net loan charge-offs were $40 million in the last three months of 2022, representing an annualized .12% of average loans and leases outstanding, compared with $31 million or .13% during the similar 2021 period. Net charge-offs in the fourth quarters of 2022 and 2021 included: net charge-offs of commercial loans of $8 million in 2022 and $25 million in 2021; net charge-offs of commercial real estate loans of $8 million in 2022 compared with net recoveries of $7 million in 2021; net charge-offs of residential real estate loans of less than $1 million in 2022 and $2 million in 2021; and net charge-offs of consumer loans of $24 million in 2022 and $11 million in 2021.

Other income rose to $682 million in the fourth quarter of 2022 from $579 million in the similar 2021 period. The increase reflects the impact of the acquired operations of People's United (predominantly increases in trust income, services charges on deposit accounts and credit-related fees) and higher trust income from legacy operations, as well as the $136 million gain on the sale of MTIA. Those increases were partially offset by a decline in mortgage banking revenues resulting from lower volumes of residential and commercial real estate loans originated for sale, lower income recorded from the Company's investment in Bayview Lending Group, and a planned reduction of insufficient funds fees reflected in service charges on deposit accounts.

Other expense totaled $1.41 billion during the recent quarter, compared with $928 million in the final quarter of 2021. Included in such amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $18 million and $2 million during the quarters ended December 31, 2022 and 2021, respectively, and merger-related expenses of $45 million in fourth quarter of 2022 and $21 million in the similar 2021 period. Exclusive of those nonoperating expenses, noninterest operating expenses were $1.35 billion in the fourth quarter of 2022 and $904 million in the corresponding 2021 quarter. The higher level of expenses in the recent quarter as compared with the fourth quarter of 2021 was predominantly due to the impact of operations obtained in the People's United acquisition and the $135 million contribution to The M&T Charitable Foundation. Higher salaries and employee benefits expenses were offset by lower defined benefit pension-related expenses included in other costs of operations. The Company’s efficiency ratio during the final quarters of 2022 and 2021 was 53.3% and 59.7%, respectively. Table 23 includes a reconciliation of other expense to noninterest operating expense and the calculation of the efficiency ratio for each of the quarters of 2022 and 2021.

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

The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 23 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. The Company continues to evaluate its indirect fixed and variable expenses included within the “All Other” category to determine if the expenses may be allocated to the Company’s various segments to support strategic business decisions by the Company’s executive leadership. As a result, in the fourth quarter of 2022 the Company implemented the following: an additional allocation of incentive compensation; a refinement of consumption-driven services allocations including cybersecurity and modeling functions; an expanded allocation of franchise-type services such as risk management, data services and legal services; and a refinement in allocation of technology application costs in support of business activities. Additionally, certain lending relationships within the hospitality sector that had previously received oversight within the Commercial Banking segment were realigned to the Commercial Real Estate segment. Accordingly, prior period financial information for 2021 and 2020 has been reclassified to provide segment information on a comparable basis. Financial information about the Company’s segments is presented in note 23 of Notes to Financial Statements.

The Business Banking segment provides a wide range of services to small businesses and professionals within markets served by the Company through the Company’s branch network, business banking centers and other delivery channels such as telephone banking, Internet banking and automated teller machines. Services and products offered by this segment include various business loans and leases, including loans guaranteed by the SBA, business credit cards, deposit products, and financial services such as cash management, payroll and direct deposit, merchant credit card and letters of credit. The Business Banking segment recorded net income of $313 million in 2022, compared with $207 million in 2021. That 51% rise in net income reflected a nine-month impact of the People’s United acquisition and was predominantly attributable to increases of $193 million in net interest income, $17 million in service charges on deposit accounts and $10 million in merchant discount and credit card fees, partially offset by a rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment of $53 million and higher personnel-related costs of $13 million. The growth in net interest income reflected an increase in average outstanding deposit balances of $5.4 billion and a widening of the net interest margin on deposits of 99 basis points, partially offset by a narrowing of the net interest margin on loans of 101 basis points that reflected a lower level of PPP fee income resulting from repayment of loans by the SBA. The Business Banking segment contributed net income of $154 million in 2020. The 34% increase in 2021 as compared with 2020 resulted from higher net interest income of $56 million, a $15 million decline in the provision for credit losses and higher merchant discount and credit card fees of $12 million, partially offset by higher personnel-related costs of $11 million. The higher net interest income reflected a 127 basis point widening of the net interest margin on loans and higher average deposit balances of $3.3 billion, partially offset by a 57 basis point narrowing of the net interest margin on deposits. The widening margin on loans resulted from a higher level of PPP fee income resulting from the repayment of loans by the SBA. The increase in average deposits resulted from a continued desire by the customers of the Business Banking segment to maintain liquidity during the pandemic and amid the low interest rate environment.

The Commercial Banking segment provides a wide range of credit products and banking services for middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, letters of credit, deposit products, and cash management services. Net income for the Commercial Banking segment was $730 million in 2022, compared with $499 million in 2021. The 46% rise in net income was predominantly due to an increase in net interest income of $506 million, reflecting a widening of the net interest margin on deposits of 97 basis points and higher average outstanding balances in loans and deposits of $13.4 billion and $1.2 billion, respectively (including the nine-month impact of the People’s United acquisition), an increase of $56 million in credit-related fees, higher service charges on deposit accounts of $13 million and a rise in merchant discount and credit card fees of $9 million. Those favorable factors were offset, in part, by increases in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment of $125 million, personnel-related costs of $105 million and other costs of operations of $31 million (all largely reflecting the nine-month impact of the People’s United acquisition). Net income for the Commercial Banking segment totaled $476 million in 2020. The most significant factors contributing to the rise in net income from 2020 to 2021 included higher letter of credit and other credit-related fees of $22 million, an increase in merchant discount and credit card fees of $13 million and a lower provision for credit losses of $10 million, partially offset by an increase of $13 million in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment.

The Commercial Real Estate segment provides credit and deposit services to its customers. Commercial real estate loans may be secured by apartment/multifamily buildings, hotels, office, retail and industrial space or other types of collateral. Activities of this segment also include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. Commercial real estate loans held for sale are included in this segment. The Commercial Real Estate segment recorded net income of $446 million in 2022, up 26% from $354 million in 2021. That rise reflects a $116 million decrease in the provision for credit losses due to lower net charge-offs and higher net interest income of $72 million. Also contributing to higher net income were increases in credit-related fees of $8 million and non-hedging derivative gains of $7 million resulting mainly from increased activity related to interest rate swap transactions executed on behalf of commercial customers. Partially offsetting those positive factors was a decline in commercial mortgage banking revenues reflecting lower commercial real estate loan origination and sales activity, and higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment of $57 million. The increase in net interest income reflected a widening of the net interest margin on deposits of 89 basis points and higher average balances of loans and deposits of $3.4 billion and $1.7 billion, respectively, partially offset by a tightening of the net interest margin on loans of 31 basis points. Net income for this segment was $400 million in 2020. The decline from 2020 to 2021 was primarily attributable to a $45 million decrease in net interest income, reflecting a 58 basis point narrowing of the net interest margin on deposits and lower average loan balances of $266 million. Additionally, lower non-hedging derivitive gains of $12 million resulting from decreased activity related to interest rate swap agreements executed on behalf of commercial customers, increased amortization of capitalized commercial mortgage servicing rights of $7 million, higher FDIC assessments and personnel related costs of $6 million each and a $5 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment were partially offset by a $17 million increase in commercial mortgage servicing income.

The Discretionary Portfolio segment includes investment securities, residential real estate loans and other assets, short-term and long-term borrowed funds, brokered deposits, and, through June 2021, Cayman Islands office deposits. This segment also provides foreign exchange services to customers. Net income of the Discretionary Portfolio segment amounted to $17 million in 2022 and $287 million in 2021. The decline in net income can be attributed to lower net interest income reflecting reduced income from interest rate swap agreements entered into for interest rate risk management purposes. Intersegment fees paid to the Residential Mortgage Banking segment during 2022 increased $41 million and centrally-allocated costs associated with data processing, risk management and other support services provided to the Discretionary Portfolio segment increased $8 million. Partially offsetting those unfavorable factors was a $16 million reduction in unrealized valuation losses on equity investment securities as compared with 2021. The Discretionary Portfolio segment recorded net income of $321 million in 2020. The 11% decline in the 2021’s net income as compared with 2020 reflects a $21 million increase in intersegment fees related to the transfer of residential mortgage loans to the Discretionary Portfolio segment from the Residential Mortgage Banking segment and a $12 million decrease in the value of equity securities.

The Residential Mortgage Banking segment originates and services residential mortgage loans and sells substantially all of those loans in the secondary market to investors or to the Discretionary Portfolio segment. The Company periodically purchases the rights to service loans and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment. The Residential Mortgage Banking segment generated $21 million of net income in 2022, compared with $169 million in 2021. The decline compared with 2021 was largely due to a decrease in revenues (including intersegment revenues) resulting from lower mortgage origination and sales activities of $135 million, lower net interest income of $52 million and a $14 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment, partially offset by an increase of $15 million in revenues associated with servicing residential real estate loans (including intersegment revenues). The decrease in net interest income was driven by a decline in average outstanding balances of loans and deposits of $1.7 billion and $1.4 billion, respectively. Net income for the Residential Mortgage Banking segment increased 31% to $169 million in 2021 from $129 million in 2020. That year-over-year increase was attributable to higher net interest income of $40 million, reflecting higher average loan balances of $1.3 billion, and increased revenues associated with servicing and sub-servicing residential real estate loans (including intersegment revenues) of $9 million.

The Retail Banking segment offers a variety of services to consumers through several delivery channels which include branch offices, automated teller machines, telephone banking and Internet banking. The Company has branch offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia and the District of Columbia. Credit services offered by this segment include consumer installment loans, automobile and recreational finance loans (originated both directly and indirectly through dealers), home equity loans and lines of credit, and credit cards. The segment also offers to its customers deposit products, including demand, savings and time accounts, investment products, including mutual funds and annuities and other services. Net income for the Retail Banking segment was $631 million in 2022, up from $324 million in 2021. The improvement from 2021 reflected higher net interest income of $873 million and higher consumer service charges on deposit accounts of $12 million. Those favorable factors were partially offset by higher personnel-related costs of $181 million, a rise in centrally-allocated expenses associated with support services provided to the Retail Banking segment of $128 million, an increase in equipment and net occupancy costs of $85 million, higher professional services expense of $25 million, and an increase in the provision for credit losses of $24 million (all reflecting the nine-month impact of the People’s United acquisition). The increase in net interest income reflected a 94 basis point widening of the net interest margin on deposits and higher average outstanding deposit and loan balances of $19.3 billion and $2.1 billion, respectively. Retail Banking segment net income aggregated $324 million in 2021 compared with $332 million in 2020. Factors contributing to the decline in net income in 2021 included a decrease of $78 million in net interest income and increased centrally-allocated costs, largely associated with data processing, risk management and other support services provided to the Retail Banking segment. The net interest income decline reflected a narrowing of the net interest margin on deposits of 49 basis points, partially offset by higher average outstanding balances of deposits and loans of $5.1 billion and $1.5 billion, respectively. The unfavorable factors were partially offset by a $53 million decrease in the provision for credit losses, a $22 million decrease in personnel-related costs (reflecting lower staffing levels), a $20 million rise in service charges on deposit accounts and an $8 million increase in merchant discount and credit card fees.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets from the acquisitions of financial institutions, distributions from BLG, merger-related expenses related to acquisitions (when incurred) and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in a net loss of $165 million in 2022 compared with net income of $20 million in 2021. The net loss in 2022 as compared with 2021’s net income resulted from an increase in the provision for credit losses, increases in expenses resulting from the acquisition of People’s United (inclusive of merger-related expenses) and higher contributions to The M&T Charitable Foundation. Those unfavorable factors were partially offset by higher net interest income reflecting the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, the $136 million gain on sale of MTIA (recorded in the fourth quarter of 2022) and an increase in trust income of $96 million (inclusive of People’s United-related revenues of $35 million). The various components of the “All Other” category resulted in a net loss of $459 million in 2020. The improvement in 2021 resulted from a $795 million decrease in the provision for credit losses, the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, and increased trust income. Those favorable factors were partially offset by higher professional services expenses and increased personnel-related costs.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 27 of Notes to Financial Statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report contain forward-looking statements regarding the Company within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement that does not describe historical or current facts is a forward-looking statement, including statements based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management.

Statements regarding the potential effects of events or factors specific to the Company and/or the financial industry as a whole, as well as national and global events generally, including economic conditions, on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements. Such statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company’s control. Statements regarding expectations or predictions relating to the Company's acquisition of People's United are also forward-looking statements, including statements regarding expected financial results, prospects, targets, goals and outlook.

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

Future Factors include risks, predictions and uncertainties relating to: the impact of the People's United transaction; economic conditions, including inflation and market volatility; the impact of international conflicts and other events; the impact of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; legislation and/or regulations affecting the financial services industry, or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; containing costs and expenses; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

Further details regarding these Future Factors and risks and uncertainties related to the Company are described in the "Risk Factors" section of this annual report. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the states in which M&T and its subsidiaries do business, including interest rate and currency exchange rate fluctuations, changes and trends in the securities markets, and other Future Factors.

Forward-looking statements speak only as of the date they are made and the Company assumes no duty to update forward-looking statements.

Table 22

QUARTERLY TRENDS

	2022 Quarters				2021 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$2,085,594	1,793,340	1,475,868	931,490	962,081	996,649	974,090	1,020,695
Interest expense	244,835	102,822	53,425	24,082	24,725	25,696	28,018	35,567
Net interest income	1,840,759	1,690,518	1,422,443	907,408	937,356	970,953	946,072	985,128
Less: provision for credit losses	90,000	115,000	302,000	10,000	(15,000)	(20,000)	(15,000)	(25,000)
Other income	681,537	563,079	571,100	540,887	578,637	569,126	513,633	505,598
Less: other expense	1,408,288	1,279,253	1,403,154	959,741	927,500	899,334	865,345	919,444
Income before income taxes	1,024,008	859,344	288,389	478,554	603,493	660,745	609,360	596,282
Applicable income taxes	245,252	200,921	60,141	113,146	141,962	161,582	147,559	145,300
Taxable-equivalent adjustment	13,385	11,827	10,726	3,234	3,563	3,703	3,732	3,733
Net income	$765,371	646,596	217,522	362,174	457,968	495,460	458,069	447,249
Net income available to common shareholders-diluted	$739,126	620,554	192,236	339,590	434,171	475,961	438,759	428,093
Per common share data
Basic earnings	$4.32	3.55	1.08	2.63	3.37	3.70	3.41	3.33
Diluted earnings	4.29	3.53	1.08	2.62	3.37	3.69	3.41	3.33
Cash dividends	$1.20	1.20	1.20	1.20	1.20	1.10	1.10	1.10
Average common shares outstanding
Basic	171,187	174,609	177,367	128,945	128,698	128,689	128,671	128,537
Diluted	172,149	175,682	178,277	129,416	128,888	128,844	128,842	128,669
Performance ratios, annualized
Return on
Average assets	1.53%	1.28%	.42%	.97%	1.15%	1.28%	1.22%	1.22%
Average common shareholders’ equity	12.59%	10.43%	3.21%	8.55%	10.91%	12.16%	11.55%	11.57%
Net interest margin on average earning assets (taxable-equivalent basis)	4.06%	3.68%	3.01%	2.65%	2.58%	2.74%	2.77%	2.97%
Nonaccrual loans to total loans and leases, net of unearned discount	1.85%	1.89%	2.05%	2.32%	2.22%	2.40%	2.31%	1.97%
Net operating (tangible) results (a)
Net operating income (in thousands)	$812,359	700,030	577,622	375,999	475,477	504,030	462,959	457,372
Diluted net operating income per common share	$4.57	3.83	3.10	2.73	3.50	3.76	3.45	3.41
Annualized return on
Average tangible assets	1.70%	1.44%	1.16%	1.04%	1.23%	1.34%	1.27%	1.29%
Average tangible common shareholders’ equity	21.29%	17.89%	14.41%	12.44%	15.98%	17.54%	16.68%	17.05%
Efficiency ratio (b)	53.3%	53.6%	58.3%	64.9%	59.7%	57.7%	58.4%	60.3%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$198,592	201,131	208,865	151,648	157,722	154,037	150,641	148,157
Total tangible assets (c)	189,934	192,450	200,170	147,053	153,125	149,439	146,041	143,554
Earning assets	179,914	182,382	189,755	138,624	144,420	140,420	136,951	134,355
Investment securities	25,297	23,945	22,384	7,724	6,804	6,019	6,211	6,605
Loans and leases, net of unearned discount	129,406	127,525	127,599	92,159	93,250	95,314	98,610	99,356
Deposits	163,468	167,271	174,683	128,055	134,444	131,255	128,413	125,733
Common shareholders’ equity (c)	23,335	23,654	24,079	16,144	15,863	15,614	15,321	15,077
Tangible common shareholders’ equity (c)	14,677	14,973	15,384	11,549	11,266	11,016	10,721	10,474
At end of quarter
Total assets (c)	$200,730	197,955	204,033	149,864	155,107	151,901	150,623	150,481
Total tangible assets (c)	192,082	189,281	195,344	145,269	150,511	147,304	146,023	145,879
Earning assets	181,855	178,351	185,109	137,237	141,990	138,527	137,171	137,367
Investment securities	25,211	24,604	22,802	9,357	7,156	6,448	6,143	6,611
Loans and leases, net of unearned discount	131,564	128,226	128,486	91,808	92,912	93,583	97,113	99,299
Deposits	163,515	163,845	170,358	126,319	131,543	128,701	128,269	128,476
Common shareholders’ equity (c)	23,307	23,245	23,784	16,126	16,153	15,779	15,470	15,197
Tangible common shareholders’ equity (c)	14,659	14,571	15,095	11,531	11,557	11,182	10,870	10,595
Equity per common share	137.68	134.45	135.16	124.93	125.51	122.60	120.22	118.12
Tangible equity per common share	86.59	84.28	85.78	89.33	89.80	86.88	84.47	82.35

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

Table 23

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

		2022 Quarters			2021 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$765,371	646,596	217,522	362,174	457,968	495,460	458,069	447,249
Amortization of core deposit and other intangible assets (a)	13,559	14,141	14,138	933	1,447	2,028	2,023	2,034
Merger-related expenses (a)	33,429	39,293	345,962	12,892	16,062	6,542	2,867	8,089
Net operating income	$812,359	700,030	577,622	375,999	475,477	504,030	462,959	457,372
Earnings per common share
Diluted earnings per common share	$4.29	3.53	1.08	2.62	3.37	3.69	3.41	3.33
Amortization of core deposit and other intangible assets (a)	.08	.08	.08	.01	.01	.02	.02	.02
Merger-related expenses (a)	.20	.22	1.94	.10	.12	.05	.02	.06
Diluted net operating earnings per common share	$4.57	3.83	3.10	2.73	3.50	3.76	3.45	3.41
Other expense
Other expense	$1,408,288	1,279,253	1,403,154	959,741	927,500	899,334	865,345	919,444
Amortization of core deposit and other intangible assets	(17,600)	(18,384)	(18,384)	(1,256)	(1,954)	(2,738)	(2,737)	(2,738)
Merger-related expenses	(45,113)	(53,027)	(222,809)	(17,372)	(21,190)	(8,826)	(3,893)	(9,951)
Noninterest operating expense	$1,345,575	1,207,842	1,161,961	941,113	904,356	887,770	858,715	906,755
Merger-related expenses
Salaries and employee benefits	$3,670	13,094	85,299	87	112	60	4	—
Equipment and net occupancy	2,294	2,106	502	1,807	340	1	—	—
Outside data processing and software	2,193	2,277	716	252	250	625	244	—
Advertising and marketing	5,258	2,177	1,199	628	337	505	24	—
Printing, postage and supplies	2,953	651	2,460	722	186	730	2,049	—
Other costs of operations	28,745	32,722	132,633	13,876	19,965	6,905	1,572	9,951
Other expense	45,113	53,027	222,809	17,372	21,190	8,826	3,893	9,951
Provision for credit losses	—	—	242,000	—	—	—	—	—
Total	$45,113	$53,027	$464,809	$17,372	$21,190	$8,826	$3,893	$9,951
Efficiency ratio
Noninterest operating expense (numerator)	$1,345,575	1,207,842	1,161,961	941,113	904,356	887,770	858,715	906,755
Taxable-equivalent net interest income	$1,840,759	1,690,518	1,422,443	907,408	937,356	970,953	946,072	985,128
Other income	681,537	563,079	571,100	540,887	578,637	569,126	513,633	505,598
Less: Gain (loss) on bank investment securities	(3,773)	(1,108)	(62)	(743)	1,426	291	(10,655)	(12,282)
Denominator	$2,526,069	2,254,705	1,993,605	1,449,038	1,514,567	1,539,788	1,470,360	1,503,008
Efficiency ratio	53.3%	53.6%	58.3%	64.9%	59.7%	57.7%	58.4%	60.3%
Balance sheet data (in millions)
Average assets
Average assets	$198,592	201,131	208,865	151,648	157,722	154,037	150,641	148,157
Goodwill	(8,494)	(8,501)	(8,501)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(218)	(236)	(254)	(3)	(5)	(7)	(10)	(13)
Deferred taxes	54	56	60	1	1	2	3	3
Average tangible assets	$189,934	192,450	200,170	147,053	153,125	149,439	146,041	143,554
Average common equity
Average total equity	$25,346	25,665	26,090	17,894	17,613	17,109	16,571	16,327
Preferred stock	(2,011)	(2,011)	(2,011)	(1,750)	(1,750)	(1,495)	(1,250)	(1,250)
Average common equity	23,335	23,654	24,079	16,144	15,863	15,614	15,321	15,077
Goodwill	(8,494)	(8,501)	(8,501)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(218)	(236)	(254)	(3)	(5)	(7)	(10)	(13)
Deferred taxes	54	56	60	1	1	2	3	3
Average tangible common equity	$14,677	14,973	15,384	11,549	11,266	11,016	10,721	10,474
At end of quarter
Total assets
Total assets	$200,730	197,955	204,033	149,864	155,107	151,901	150,623	150,481
Goodwill	(8,490)	(8,501)	(8,501)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(209)	(227)	(245)	(3)	(4)	(6)	(9)	(12)
Deferred taxes	51	54	57	1	1	2	2	3
Total tangible assets	$192,082	189,281	195,344	145,269	150,511	147,304	146,023	145,879
Total common equity
Total equity	$25,318	25,256	25,795	17,876	17,903	17,529	16,720	16,447
Preferred stock	(2,011)	(2,011)	(2,011)	(1,750)	(1,750)	(1,750)	(1,250)	(1,250)
Common equity	23,307	23,245	23,784	16,126	16,153	15,779	15,470	15,197
Goodwill	(8,490)	(8,501)	(8,501)	(4,593)	(4,593)	(4,593)	(4,593)	(4,593)
Core deposit and other intangible assets	(209)	(227)	(245)	(3)	(4)	(6)	(9)	(12)
Deferred taxes	51	54	57	1	1	2	2	3
Total tangible common equity	$14,659	14,571	15,095	11,531	11,557	11,182	10,870	10,595

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

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at M&T Bank Corporation and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. Management has excluded processes and controls of People’s United that have not yet been converted to M&T's systems or processes from its assessment of internal control over financial reporting for the year ended December 31, 2022. Assets and liabilities associated with those processes and procedures as of December 31, 2022 include loans and leases of $5.8 billion, other assets of $107 million and other liabilities of $184 million. Approximately $280 million of total revenues for the nine months ended December 31, 2022 was contributed from business activities of People's United that have not yet been converted to M&T's systems or processes.

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

Darren J. King
Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of M&T Bank Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses as of January 1, 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of People's United Financial, Inc. (“People’s United”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. Subsequent to the acquisition, certain elements of People's United’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. We have also excluded these elements of the internal control over financial reporting of People's United from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately $5.9 billion of the Company's consolidated total assets of $200.7 billion, $184 million of the Company's consolidated total liabilities of $175.4 billion, and $280 million of the Company's consolidated total interest and other income of $8.6 billion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of People's United Financial, Inc. - Fair Value of Acquired Commercial Real Estate Loans

As described in Note 2 to the consolidated financial statements, on April 1, 2022, the Company completed the acquisition of People's United Financial, Inc. (“People’s United”). The People’s United transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and preferred stock converted were recorded at estimated fair value on the acquisition date. As disclosed by management, the fair value of loans acquired from People’s United totaled $35.8 billion as of April 1, 2022, of which $13.5 billion were commercial real estate loans. The fair values of loans were generally based on a discounted cash flow methodology that considered market interest rates, expected credit losses, prepayment assumptions and other market factors for loans with similar characteristics including loan type, collateral, fixed or variable interest rate and credit risk characteristics.

The principal considerations for our determination that performing procedures relating to the fair value of acquired commercial real estate loans in the acquisition of People’s United is a critical audit matter are (i) the significant judgment and estimation by management in developing the market interest rate, expected credit losses, and prepayment assumptions used in estimating the fair value of the acquired commercial real estate loans, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s development of market interest rates, expected credit losses, and prepayment assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s fair value of the acquired commercial real estate loans. These procedures also included, among others, testing the completeness and accuracy of the underlying acquired commercial real estate loan data provided by management that was used to develop the fair value of acquired commercial real estate loans, and the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by developing independent ranges of fair value for the acquired commercial real estate loans using independently developed market interest rates, expected credit losses, and prepayment assumptions and comparing the independent ranges to management’s estimate.

Allowance for Credit Losses – Adjustments to model forecasts

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses of $1.9 billion reflects management's expected credit losses in the loan and lease portfolio of $131.6 billion as of December 31, 2022. For purposes of determining the level of the allowance for credit losses, management evaluates the Company’s loan and lease portfolio by type. Management utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. Management also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses, specifically certain adjustments to model forecasts, is a critical audit matter are (i) the significant judgment by management in determining the adjustments to model forecasts, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to management’s determination of these adjustments to model forecasts, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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

February 22, 2023

We have served as the Company’s auditor since 1984.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,
(Dollars in thousands, except per share)	2022	2021
Assets
Cash and due from banks	$1,517,244	$1,337,577
Interest-bearing deposits at banks	24,958,719	41,872,304
Federal funds sold	3,000	—
Trading account	117,847	49,745
Investment securities
Available for sale (cost: $11,193,152 at December 31, 2022; $3,849,347 at December 31, 2021)	10,748,961	3,955,804
Held to maturity (fair value: $12,375,420 at December 31, 2022; $2,771,290 at December 31, 2021)	13,529,969	2,734,674
Equity and other securities (cost: $933,766 at December 31, 2022; $461,516 at December 31, 2021)	931,941	465,382
Total investment securities	25,210,871	7,155,860
Loans and leases	132,074,156	93,136,678
Unearned discount	(509,993)	(224,226)
Loans and leases, net of unearned discount	131,564,163	92,912,452
Allowance for credit losses	(1,925,331)	(1,469,226)
Loans and leases, net	129,638,832	91,443,226
Premises and equipment	1,653,628	1,144,765
Goodwill	8,490,089	4,593,112
Core deposit and other intangible assets	209,374	3,998
Accrued interest and other assets	8,930,237	7,506,573
Total assets	$200,729,841	$155,107,160
Liabilities
Noninterest-bearing deposits	$65,501,860	$60,131,480
Savings and interest-checking deposits	87,911,463	68,603,966
Time deposits	10,101,545	2,807,963
Total deposits	163,514,868	131,543,409
Short-term borrowings	3,554,951	47,046
Accrued interest and other liabilities	4,377,495	2,127,931
Long-term borrowings	3,964,537	3,485,369
Total liabilities	175,411,851	137,203,755
Shareholders' equity
Preferred stock, $1.00 par, 20,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at December 31, 2022 and December 31, 2021; Liquidation preference of $10,000 per share: 140,000 shares at December 31, 2022 and 2021; Liquidation preference of $25 per share: 10,000,000 shares at December 31, 2022	2,010,600	1,750,000
Common stock, $.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at December 31, 2022 and 159,741,898 shares issued at December 31, 2021	89,718	79,871
Common stock issuable, 14,031 shares at December 31, 2022; 15,769 shares at December 31, 2021	1,112	1,212
Additional paid-in capital	10,002,891	6,635,000
Retained earnings	15,753,978	14,646,448
Accumulated other comprehensive income (loss), net	(790,030)	(127,578)
Treasury stock — common, at cost — 10,165,419 shares at December 31, 2022; 31,052,845 shares at December 31, 2021	(1,750,279)	(5,081,548)
Total shareholders’ equity	25,317,990	17,903,405
Total liabilities and shareholders’ equity	$200,729,841	$155,107,160

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31,
(In thousands, except per share)	2022	2021	2020
Interest income
Loans and leases, including fees	$5,237,405	$3,748,988	$3,975,053
Investment securities
Fully taxable	447,646	141,046	176,469
Exempt from federal taxes	51,113	116	183
Deposits at banks	509,030	47,491	32,956
Other	1,926	1,143	8,051
Total interest income	6,247,120	3,938,784	4,192,712
Interest expense
Savings and interest-checking deposits	270,765	32,998	146,701
Time deposits	23,867	18,635	66,280
Deposits at Cayman Islands office	—	201	4,054
Short-term borrowings	19,426	7	28
Long-term borrowings	111,106	62,165	109,332
Total interest expense	425,164	114,006	326,395
Net interest income	5,821,956	3,824,778	3,866,317
Provision for credit losses	517,000	(75,000)	800,000
Net interest income after provision for credit losses	5,304,956	3,899,778	3,066,317
Other income
Mortgage banking revenues	356,636	571,329	566,641
Service charges on deposit accounts	446,604	402,113	370,788
Trust income	740,717	644,716	601,884
Brokerage services income	87,877	62,791	47,428
Trading account and non-hedging derivative gains	26,786	24,376	40,536
Gain (loss) on bank investment securities	(5,686)	(21,220)	(9,421)
Other revenues from operations	703,669	482,889	470,588
Total other income	2,356,603	2,166,994	2,088,444
Other expense
Salaries and employee benefits	2,787,351	2,045,677	1,950,692
Equipment and net occupancy	474,316	326,698	322,037
Outside data processing and software	376,493	291,839	258,480
FDIC assessments	90,274	69,704	53,803
Advertising and marketing	90,748	64,428	61,904
Printing, postage and supplies	55,570	36,507	39,869
Amortization of core deposit and other intangible assets	55,624	10,167	14,869
Other costs of operations	1,120,060	766,603	683,586
Total other expense	5,050,436	3,611,623	3,385,240
Income before taxes	2,611,123	2,455,149	1,769,521
Income taxes	619,460	596,403	416,369
Net income	$1,991,663	$1,858,746	$1,353,152
Net income available to common shareholders
Basic	$1,891,469	$1,776,977	$1,279,066
Diluted	1,891,480	1,776,987	1,279,068
Net income per common share
Basic	$11.59	$13.81	$9.94
Diluted	11.53	13.80	9.94

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

	Year Ended December 31
(In thousands)	2022	2021	2020

Net income	$1,991,663	$1,858,746	$1,353,152
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(406,793)	(66,977)	107,222
Cash flow hedges adjustments	(314,831)	(210,626)	172,787
Foreign currency translation adjustments	(5,787)	(862)	2,284
Defined benefit plans liability adjustments	64,959	213,919	(138,645)
Total other comprehensive income (loss)	(662,452)	(64,546)	143,648
Total comprehensive income	$1,329,211	$1,794,200	$1,496,800

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31
(In thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$1,991,663	$1,858,746	$1,353,152
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	517,000	(75,000)	800,000
Depreciation and amortization of premises and equipment	282,056	224,274	220,598
Amortization of capitalized servicing rights	96,463	89,767	84,821
Amortization of core deposit and other intangible assets	55,624	10,167	14,869
Provision for deferred income taxes	(29,987)	87,159	(31,291)
Asset write-downs	8,471	8,431	21,014
Net gain on sales of assets	(153,491)	(10,308)	(19,441)
Net change in accrued interest receivable, payable	(122,755)	65,724	(132,252)
Net change in other accrued income and expense	(69,993)	52,540	(418,752)
Net change in loans originated for sale	771,458	(163,623)	(542,078)
Net change in trading account and non-hedging derivative assets and liabilities	1,227,231	567,082	(561,453)
Net cash provided by operating activities	4,573,740	2,714,959	789,187
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	242,596	17,654	67,036
Proceeds from maturities of investment securities
Available for sale	795,157	1,433,793	1,614,557
Held to maturity	1,515,623	615,201	911,555
Purchases of investment securities
Available for sale	(7,221,885)	(677,916)	(7,581)
Held to maturity	(1,889,954)	(1,601,698)	(11,993)
Equity and other securities	(456,024)	(30,153)	(29,004)
Net (increase) decrease in loans and leases	(3,639,040)	5,676,670	(7,231,694)
Net (increase) decrease in interest-bearing deposits at banks	26,106,931	(18,208,494)	(16,473,656)
Capital expenditures, net	(214,388)	(149,213)	(172,289)
Net (increase) decrease in loan servicing advances	1,578,825	(197,141)	(754,823)
Acquisition, net of cash consideration
Bank and bank holding company	393,923	—	—
Other, net	(619,028)	(510,302)	67,411
Net cash provided (used) by investing activities	16,592,736	(13,631,599)	(22,020,481)
Cash flows from financing activities
Net increase (decrease) in deposits	(20,993,952)	11,737,671	25,037,167
Net increase (decrease) in short-term borrowings	2,613,036	(12,436)	(2,881)
Proceeds from long-term borrowings	998,540	9,500	—
Payments on long-term borrowings	(907,240)	(853,091)	(2,665,023)
Purchases of treasury stock	(1,800,000)	—	(373,750)
Dividends paid — common	(784,089)	(580,260)	(568,112)
Dividends paid — preferred	(96,927)	(68,200)	(68,256)
Proceeds from issuance of Series I preferred stock	—	495,000	—
Other, net	(13,177)	(26,710)	(11,413)
Net cash provided (used) by financing activities	(20,983,809)	10,701,474	21,347,732
Net increase (decrease) in cash, cash equivalents and restricted cash	182,667	(215,166)	116,438
Cash, cash equivalents and restricted cash at beginning of period	1,337,577	1,552,743	1,436,305
Cash, cash equivalents and restricted cash at end of period	$1,520,244	$1,337,577	$1,552,743
Supplemental disclosure of cash flow information
Interest received during the period	$6,134,684	$3,976,804	$4,135,990
Interest paid during the period	428,772	139,164	372,291
Income taxes paid during the period	487,618	314,295	275,558
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$31,376	$8,851	$20,646
Additions to right-of-use assets under operating leases	137,998	57,760	70,754
Loans held for sale transferred to loans held for investment	—	330,188	—
Acquisition of bank and bank holding company
Common stock issued	8,286,515	—	—
Common stock awards converted	104,810	—	—
Fair value of
Assets acquired (noncash)	63,757,316	—	—
Liabilities assumed	55,499,314	—	—
Preferred stock converted	260,600	—	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

Dollars in thousands, except per share	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
2020
Balance — January 1, 2020	$1,250,000	79,871	1,566	6,593,539	12,820,916	(206,680)	(4,822,563)	$15,716,649
Cumulative effect of change in accounting principle — credit losses	—	—	—	—	(91,925)	—	—	(91,925)
Total comprehensive income	—	—	—	—	1,353,152	143,648	—	1,496,800
Preferred stock cash dividends	—	—	—	—	(68,228)	—	—	(68,228)
Purchases of treasury stock	—	—	—	—	—	—	(373,750)	(373,750)
Stock-based compensation transactions, net	—	—	(222)	23,865	(411)	—	53,581	76,813
Common stock cash dividends — $4.40 per share	—	—	—	—	(569,076)	—	—	(569,076)
Balance — December 31, 2020	$1,250,000	79,871	1,344	6,617,404	13,444,428	(63,032)	(5,142,732)	$16,187,283
2021
Total comprehensive income	—	—	—	—	1,858,746	(64,546)	—	1,794,200
Preferred stock cash dividends	—	—	—	—	(72,915)	—	—	(72,915)
Issuance of Series I preferred stock	500,000	—	—	(5,000)	—	—	—	495,000
Stock-based compensation transactions, net	—	—	(132)	22,596	(844)	—	61,184	82,804
Common stock cash dividends — $4.50 per share	—	—	—	—	(582,967)	—	—	(582,967)
Balance — December 31, 2021	$1,750,000	79,871	1,212	6,635,000	14,646,448	(127,578)	(5,081,548)	$17,903,405
2022
Total comprehensive income	—	—	—	—	1,991,663	(662,452)	—	1,329,211
Acquisition of People's United Financial, Inc.:
Common stock issued	—	9,824	—	3,256,821	—	—	5,019,870	8,286,515
Common stock awards converted	—	—	—	104,810	—	—	—	104,810
Conversion of Series H preferred stock	260,600	—	—	—	—	—	—	260,600
Preferred stock cash dividends	—	—	—	—	(96,587)	—	—	(96,587)
Purchases of treasury stock	—	—	—	—	—	—	(1,800,000)	(1,800,000)
Stock-based compensation transactions, net	—	23	(100)	6,260	(1,301)	—	111,399	116,281
Common stock cash dividends — $4.80 per share	—	—	—	—	(786,245)	—	—	(786,245)
Balance — December 31, 2022	$2,010,600	89,718	1,112	10,002,891	15,753,978	(790,030)	(1,750,279)	$25,317,990

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements

1. Significant accounting policies

M&T Bank Corporation (“M&T”) is a bank holding company headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking, asset management, insurance and other financial services. Banking activities are largely focused on consumers residing in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia, and the District of Columbia and on small and medium-size businesses based in those areas. Certain subsidiaries also conduct activities in other areas.

The accounting and reporting policies of M&T and subsidiaries (“the Company”) are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. Following the acquisition of People's United Financial, Inc. ("People's United") on April 1, 2022 and conformance of financial statement presentation, certain reclassifications have been made to prior period amounts to conform with current period presentation. The reclassifications had no effect on the previously reported total assets, total liabilities, shareholders' equity or net income. Specifically, the fair values of interest rate and foreign exchange derivative contracts not designated as hedging instruments as presented in note 19 have been included in other assets and other liabilities rather than in trading account assets and liabilities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies are as follows:

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

Trading account

Financial instruments used for trading purposes are stated at fair value. Realized gains and losses and unrealized changes in fair value of financial instruments utilized in trading activities are included in “trading account and non-hedging derivative gains” in the consolidated statement of income.

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

GAAP requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over the contractual term. In cases where fair value of an available-for-sale debt security is less than its amortized cost basis and the Company does not intend to sell the available-for-sale debt security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the difference between the fair value and the amortized cost basis is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount related to the credit loss is recognized as an allowance for credit losses while the amount related to other factors is recognized in other comprehensive income, net of applicable income taxes. If the Company intends to sell the security or it is more likely than not to be required to sell the security before recovery of the amortized cost basis, the security is written down to fair value with the entire amount recognized in earnings. Subsequently, the Company accounts for the debt security as if the security had been purchased on the measurement date of the write down at an amortized cost basis equal to the previous amortized cost basis less the amount of the write down recognized in earnings. Realized gains and losses on the sales of investment securities are determined using the specific identification method.

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

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are included in “other assets” in the consolidated balance sheet. An in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a mortgage loan upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Upon acquisition of assets taken in satisfaction of a defaulted loan, the excess of the remaining loan balance over the asset’s estimated fair value less costs to sell is charged-off against the allowance for credit losses. Subsequent declines in value of the assets are recognized as “other costs of operations” in the consolidated statement of income.

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

Goodwill and core deposit and other intangible assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are initially recorded at estimated fair value and are amortized over their estimated lives. Core deposit and other intangible assets are generally amortized using accelerated methods over estimated useful lives, which are generally three to seven years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.

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

Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements, that do not satisfy the hedge accounting requirements are recorded at fair value and are generally classified as other assets or other liabilities with resultant changes in fair value being recognized in “trading account and non-hedging derivative gains” in the consolidated statement of income.

Revenue from contracts with customers

A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, mortgage banking revenues, trading account and non-hedging derivative gains, investment securities gains, loan and letter of credit fees, income from bank-owned life insurance, and certain other revenues that are generally excluded from the scope of accounting guidance for revenue from contracts with customers. For other noninterest income revenue streams, the Company generally recognizes the expected amount of consideration as revenue when the performance obligations related to the services under the terms of a contract are satisfied. The Company’s contracts generally do not contain terms that necessitate significant judgment to determine the amount of revenue to recognize.

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

2. Acquisition and divestitures

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

Deposits: The fair value of deposits with no maturity date was determined to be the amount payable on demand at the acquisition date. The fair value of time deposits was determined by discounting contractual cash flows using market interest rates for instruments with like remaining maturities.

Borrowings: The fair value of borrowings was determined using quoted market prices for the instrument, if available. If quoted market prices for the instrument were not available, similar instruments with quoted market prices were referenced.

Preferred stock: The fair value of preferred stock converted was determined using quoted market prices.

GAAP requires loans and leases obtained through an acquisition that have experienced a more-than-insignificant deterioration in credit quality since origination be considered purchased credit deteriorated (“PCD”). The Company considered several factors in the determination of PCD loans, including loan grades assigned to acquired commercial loans and leases and commercial real estate loans utilizing the Company's loan grading system and delinquency status and history for acquired loans backed by residential real estate. For PCD loans and leases the initial estimate of expected credit losses of $99 million was established through an adjustment to increase both the initial carrying value and allowance for credit losses. GAAP also provides that an allowance for credit losses on loans acquired, but not classified as PCD, also be recognized above and beyond the impact of forecasted losses used in determining fair value. Accordingly, the Company recorded $242 million of provision for credit losses for non-PCD acquired loans and leases at the acquisition date. The following table reconciles the unpaid principal balance to the fair value of loans and leases at April 1, 2022:

	PCD		Non-PCD
	(in thousands)
Unpaid principal balance	$3,410,506	(a)	$32,896,454
Allowance for credit losses at acquisition	(99,000)	(a)	—
Other discount	(106,814)		(260,498)	(b)
Fair value	$3,204,692		$32,635,956

(a)
The unpaid principal balance and allowance for credit losses at acquisition is net of charge-offs of $33 million recognized on the PCD loans.
(b)
Includes approximately $242 million of principal balances not expected to be collected.

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

Due to the integration of People's United operating systems and activities with those of the Company, the Company's ability to report on the former operations of People's United is inherently limited. The Company estimates that included in the Consolidated Statement of Income from the acquisition date through December 31, 2022 are total revenues of approximately $1.6 billion and net income of approximately $165 million related to the acquisition of People's United.

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

	Pro forma (Unaudited)
	2022	2021
	(In thousands)
Total revenues (a)	$8,631,283	$8,075,955
Net income	2,158,047	2,391,034

(a)
Represents the total of net interest income and other income.

In connection with the People’s United acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services, temporary help fees and other costs associated with actual or planned systems conversions and/or integration of operations and the introduction of the Company to its new customers; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former People’s United employees); travel costs; legal expenses; printing costs associated with communications with shareholders and customers; and other costs of completing the transaction and commencing operations in new markets and offices. The Company does not expect to incur any material People's United merger-related expenses during 2023. A summary of merger-related expenses included in the consolidated statement of income follows.

	2022	2021
	(In thousands)
Salaries and employee benefits	$102,150	$176
Equipment and net occupancy	6,709	341
Outside data processing software	5,438	1,119
Advertising and marketing	9,262	866
Printing, postage and supplies	6,786	2,965
Other cost of operations	207,976	38,393
Other expense	$338,321	$43,860

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

Divestitures

On September 29, 2022 M&T Bank announced it had entered into a definitive agreement to sell M&T Insurance Agency, Inc. ("MTIA"), a wholly owned insurance agency subsidiary of M&T Bank to Arthur J. Gallagher & Co. The transaction was completed on October 31, 2022. The Company recognized a pre-tax gain on the sale of $136 million ($98 million after-tax). MTIA had assets of $18 million and shareholders' equity of $6 million at the time of the divestiture. Prior to the sale, MTIA recorded revenues of $34 million in 2022 and $37 million in each of 2021 and 2020. After considering expenses, the results of operations from MTIA were not material to the Company's consolidated results of operations in any of 2022, 2021 and 2020.

On December 19, 2022 Wilmington Trust, National Association, a wholly owned subsidiary of M&T, announced that it had entered into a definitive agreement to sell its Collective Investment Trust ("CIT") business to a private equity firm. That sale is expected to close in the first half of 2023 and result in recognition of a gain at that time. The Company estimated that the CIT business contributed approximately $165 million, $151 million and $105 million to trust income in 2022, 2021 and 2020, respectively. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in any of 2022, 2021 and 2020.

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,913,932	$200	$243,172	$7,670,960
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	594,779	—	20,480	574,299
Residential	2,501,334	65	171,281	2,330,118
Other debt securities	183,107	250	9,773	173,584
	11,193,152	515	444,706	10,748,961
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,054,035	—	45,747	1,008,288
Obligations of states and political subdivisions	2,577,078	4	116,512	2,460,570
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	912,431	—	103,528	808,903
Residential	8,934,918	1,451	891,063	8,045,306
Privately issued	49,742	8,833	7,987	50,588
Other debt securities	1,765	—	—	1,765
	13,529,969	10,288	1,164,837	12,375,420
Total debt securities	$24,723,121	$10,803	$1,609,543	$23,124,381
Equity and other securities:
Readily marketable equity — at fair value	$153,283	$2,120	$3,945	$151,458
Other — at cost	780,483	—	—	780,483
Total equity and other securities	$933,766	$2,120	$3,945	$931,941

December 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$682,267	$229	$3,806	$678,690
Mortgage-backed securities:
Government issued or guaranteed:
Residential	3,042,771	113,102	561	3,155,312
Other debt securities	124,309	1,974	4,481	121,802
	3,849,347	115,305	8,848	3,955,804
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,052	—	9	3,043
Obligations of states and political subdivisions	177	2	—	179
Mortgage-backed securities:
Government issued or guaranteed:
Residential	2,667,328	49,221	8,376	2,708,173
Privately issued	61,555	10,520	14,742	57,333
Other debt securities	2,562	—	—	2,562
	2,734,674	59,743	23,127	2,771,290
Total debt securities	$6,584,021	$175,048	$31,975	$6,727,094
Equity and other securities:
Readily marketable equity — at fair value	$73,774	$4,460	$594	$77,640
Other — at cost	387,742	—	—	387,742
Total equity and other securities	$461,516	$4,460	$594	$465,382

No investment in securities of a single non-U.S. Government, government agency or government guaranteed issuer exceeded ten percent of shareholders’ equity at December 31, 2022.

As of December 31, 2022, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities and other debt securities were:

			Average Credit Rating of Fair Value Amount
	Amortized Cost	Estimated Fair Value	A or Better	BBB	BB	B or Less	Not Rated
	(In thousands)
Obligations of states and political subdivisions	$2,577,078	$2,460,570	$2,450,795	$—	$—	$—	$9,775
Privately issued mortgage- backed securities	49,742	50,588	—	—	—	379	50,209
Other debt securities	184,872	175,349	15,044	63,361	35,741	—	61,203

The amortized cost and estimated fair value of collateralized mortgage obligations included in mortgage-backed securities were as follows:

	December 31
	2022	2021
	(In thousands)
Collateralized mortgage obligations:
Amortized cost	$372,373	$61,980
Estimated fair value	327,981	57,763

There were no significant gross realized gains or losses from sales of investment securities in 2022, 2021 or 2020.

At December 31, 2022, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$131,291	$126,611
Due after one year through five years	7,870,319	7,628,579
Due after five years through ten years	65,429	61,938
Due after ten years	30,000	27,416
	8,097,039	7,844,544
Mortgage-backed securities available for sale	3,096,113	2,904,417
	$11,193,152	$10,748,961
Debt securities held to maturity:
Due in one year or less	$137,854	$136,564
Due after one year through five years	1,057,311	1,011,114
Due after five years through ten years	1,092,875	1,068,369
Due after ten years	1,344,838	1,254,576
	3,632,878	3,470,623
Mortgage-backed securities held to maturity	9,897,091	8,904,797
	$13,529,969	$12,375,420

A summary of investment securities that as of December 31, 2022 and 2021 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,706,413	$183,760	$841,945	$59,412
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	574,299	20,480	—	—
Residential	2,295,873	169,489	28,305	1,792
Other debt securities	93,458	3,604	73,280	6,169
	9,670,043	377,333	943,530	67,373
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,008,288	45,747	—	—
Obligations of states and political subdivisions	2,449,420	116,512	—	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	808,903	103,528	—	—
Residential	6,292,462	619,403	1,319,300	271,660
Privately issued	—	—	35,661	7,987
	10,559,073	885,190	1,354,961	279,647
Total	$20,229,116	$1,262,523	$2,298,491	$347,020

December 31, 2021
Investment securities available for sale:
U.S. Treasury and federal agencies	$598,566	$3,806	$—	$—
Mortgage-backed securities:
Government issued or guaranteed:
Residential	10,111	54	20,824	507
Other debt securities	3,760	74	66,419	4,407
	612,437	3,934	87,243	4,914
Investment securities held to maturity:
U.S. Treasury and federal agencies	3,043	9	—	—
Mortgage-backed securities:
Government issued or guaranteed:
Residential	1,372,236	8,356	1,251	20
Privately issued	—	—	43,692	14,742
	1,375,279	8,365	44,943	14,762
Total	$1,987,716	$12,299	$132,186	$19,676

The Company owned 4,273 individual debt securities with aggregate gross unrealized losses of $1.6 billion at December 31, 2022. Based on a review of each of the securities in the investment securities portfolio at December 31, 2022, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2022, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At December 31, 2022, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $780 million of cost method investment securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at December 31, 2022 or December 31, 2021.

At December 31, 2022 and 2021, investment securities with carrying values of $7.9 billion (including $567 million related to repurchase transactions) and $5.1 billion (including $96 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits as described in note 9.

4. Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31
	2022	2021
	(In thousands)
Loans
Commercial, financial, etc.	$39,695,189	$22,524,542
Commercial real estate	45,444,010	35,473,884
Residential real estate	23,773,842	16,077,275
Consumer	20,579,263	17,964,331
Total loans	129,492,304	92,040,032
Leases
Commercial	2,581,852	1,096,646
Total loans and leases	132,074,156	93,136,678
Less: unearned discount	(509,993)	(224,226)
Total loans and leases, net of unearned discount	$131,564,163	$92,912,452

One-to-four family residential mortgage loans held for sale were $32 million at December 31, 2022 and $474 million at December 31, 2021. Commercial real estate loans held for sale were $131 million at December 31, 2022 and $425 million at December 31, 2021.

The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $41 million and $24 million at December 31, 2022 and 2021, respectively. There were $201 million and $151 million at December 31, 2022 and 2021, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at December 31, 2022, approximately 42% were government guaranteed.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $102 million and $113 million at December 31, 2022 and 2021, respectively. During 2022, new borrowings by such persons amounted to $7 million (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from individuals ceasing to be directors or officers) were $18 million.

At December 31, 2022, approximately $10.5 billion of commercial loans and leases, $16.3 billion of commercial real estate loans, $19.5 billion of one-to-four family residential real estate loans, $2.4 billion of home equity loans and lines of credit and $10.7 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the Federal Reserve Bank of New York as described in note 9.

A summary of current, past due and nonaccrual loans as of December 31, 2022 and 2021 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
December 31, 2022
Commercial, financial, leasing, etc.	$40,982,398	$448,462	$72,502	$347,204	$41,850,566
Real estate:
Commercial	34,972,627	311,188	67,696	1,396,662	36,748,173
Residential builder and developer	1,304,798	8,703	—	1,229	1,314,730
Other commercial construction	6,936,661	239,521	549	124,937	7,301,668
Residential	21,491,506	595,897	345,402	272,090	22,704,895
Residential — limited documentation	950,782	22,456	—	77,814	1,051,052
Consumer:
Home equity lines and loans	4,891,311	30,787	—	84,788	5,006,886
Recreational finance	8,974,171	54,593	—	44,630	9,073,394
Automobile	4,393,206	44,486	—	39,584	4,477,276
Other	1,958,196	22,961	4,869	49,497	2,035,523
Total	$126,855,656	$1,779,054	$491,018	$2,438,435	$131,564,163

December 31, 2021
Commercial, financial, leasing, etc.	$23,101,810	$142,208	$8,284	$221,022	$23,473,324
Real estate:
Commercial	24,712,643	319,099	31,733	1,069,280	26,132,755
Residential builder and developer	1,400,437	2,904	—	3,005	1,406,346
Other commercial construction	7,722,049	17,175	—	111,405	7,850,629
Residential	13,294,872	239,561	920,080	355,858	14,810,371
Residential — limited documentation	1,124,520	16,666	—	122,888	1,264,074
Consumer:
Home equity lines and loans	3,476,617	15,486	—	70,488	3,562,591
Recreational finance	7,985,173	40,544	—	27,811	8,053,528
Automobile	4,604,772	40,064	—	34,037	4,678,873
Other	1,620,147	12,223	3,302	44,289	1,679,961
Total	$89,043,040	$845,930	$963,399	$2,060,083	$92,912,452

At December 31, 2022 and 2021, the Company had $19 million and $1.2 billion, respectively, of outstanding loan balances, consisting predominantly of residential real estate loans, for which COVID-19 related payment deferrals were granted. Those loans meet the criteria described in note 1 and, as such, are not considered past due or otherwise in default of loan terms as of the dates presented. Included in those loan balances were $8 million and $974 million of government-guaranteed loans at December 31, 2022 and 2021, respectively.

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

The tables that follow summarize the Company’s loan modification activities that were considered troubled debt restructurings for the years ended December 31, 2022, 2021 and 2020:

			Post-modification (a)
Year Ended December 31, 2022	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Commercial, financial, leasing, etc.	193	$87,873	$53,219	$455	$983	$34,791	89,448
Real estate:
Commercial	50	34,972	14,037	—	2,223	18,358	34,618
Residential builder and developer	1	60	57	—	—	—	57
Other commercial construction	1	100	—	—	—	100	100
Residential	274	71,165	54,519	—	—	19,022	73,541
Residential — limited documentation	8	1,398	1,216	—	—	193	1,409
Consumer:
Home equity lines and loans	144	10,146	9,372	—	—	841	10,213
Recreational finance	729	27,517	27,510	—	—	—	27,510
Automobile	2,092	41,540	41,510	—	—	—	41,510
Other	149	1,426	1,426	—	—	—	1,426
Total	3,641	$276,197	$202,866	$455	$3,206	$73,305	$279,832

Year Ended December 31, 2021

Commercial, financial, leasing, etc.	284	$185,458	$46,806	$—	$40,558	$95,516	$182,880
Real estate:
Commercial	99	202,878	67,387	—	31,202	102,248	200,837
Residential builder and developer	1	3	3	—	—	—	3
Other commercial construction	3	542	532	—	—	—	532
Residential	373	108,325	95,769	—	—	12,866	108,635
Residential — limited documentation	21	2,920	2,865	—	—	—	2,865
Consumer:
Home equity lines and loans	89	6,430	6,054	—	—	321	6,375
Recreational finance	281	9,931	9,931	—	—	—	9,931
Automobile	807	14,668	14,654	—	—	14	14,668
Other	362	2,597	2,597	—	—	—	2,597
Total	2,320	$533,752	$246,598	$—	$71,760	$210,965	$529,323

Year Ended December 31, 2020

Commercial, financial, leasing, etc.	394	$246,479	$70,671	$298	$31,605	$97,344	$199,918
Real estate:
Commercial	161	310,578	204,591	505	4,874	85,261	295,231
Residential builder and developer	1	91	—	—	—	90	90
Other commercial construction	2	13,602	13,573	—	—	—	13,573
Residential	631	202,985	183,878	—	—	23,639	207,517
Residential — limited documentation	30	7,413	7,100	—	—	1,232	8,332
Consumer:
Home equity lines and loans	259	17,228	5,882	—	—	11,372	17,254
Recreational finance	428	16,392	16,388	—	—	4	16,392
Automobile	2,249	39,951	39,949	—	—	2	39,951
Other	1,095	7,788	3,383	—	—	4,405	7,788
Total	5,250	$862,507	$545,415	$803	$36,479	$223,349	$806,046

(a)
Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

Loans that were modified as troubled debt restructurings during the years ended December 31, 2022, 2021 and 2020 and for which there was a subsequent payment default during the respective year were not material.

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

	December 31,
	2022	2021
	(In thousands)
Commercial leases:
Direct financings:
Lease payments receivable	$2,174,730	$873,089
Estimated residual value of leased assets	262,354	75,140
Unearned income	(144,916)	(68,456)
Investment in direct financings	2,292,168	879,773
Leveraged leases:
Lease payments receivable	71,371	75,003
Estimated residual value of leased assets	73,397	73,414
Unearned income	(21,689)	(25,374)
Investment in leveraged leases	123,079	123,043
Total investment in leases	$2,415,247	$1,002,816
Deferred taxes payable arising from leveraged leases	$51,974	$56,759

Included within the estimated residual value of leased assets at December 31, 2022 and 2021 were $93 million and $29 million, respectively, in residual value associated with direct financing leases that are guaranteed by the lessees or others.

At December 31, 2022, the minimum future lease payments to be received from lease financings were as follows:

(In thousands)
Year ending December 31:
2023	$756,544
2024	621,629
2025	410,540
2026	255,292
2027	129,624
Later years	72,472
$2,246,101

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

Changes in the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Unallocated	Total
	(In thousands)
2022
Beginning balance	$283,899	$557,239	$71,726	$556,362	$—	1,469,226
Allowance on acquired PCD loans	41,003	55,812	1,833	352	—	99,000
Provision for credit losses (a)	235,702	100,445	43,574	137,279	—	517,000
Net charge-offs
Charge-offs (b)	(117,223)	(61,641)	(11,783)	(112,310)	—	(302,957)
Recoveries	58,772	24,829	9,742	49,719	—	143,062
Net charge-offs	(58,451)	(36,812)	(2,041)	(62,591)	—	(159,895)
Ending balance	$502,153	$676,684	$115,092	$631,402	$—	$1,925,331

2021
Beginning balance	$405,846	$670,719	$103,590	$556,232	$—	$1,736,387
Provision for credit losses	(40,378)	(42,825)	(29,817)	38,020	—	(75,000)
Net charge-offs
Charge-offs	(122,651)	(101,306)	(10,904)	(103,293)	—	(338,154)
Recoveries	41,082	30,651	8,857	65,403	—	145,993
Net charge-offs	(81,569)	(70,655)	(2,047)	(37,890)	—	(192,161)
Ending balance	$283,899	$557,239	$71,726	$556,362	$—	$1,469,226

2020
Beginning balance	$366,094	$322,201	$56,033	$229,118	$77,625	$1,051,071
Adoption of new accounting standard	(61,474)	23,656	53,896	194,004	(77,625)	132,457
Provision for credit losses	220,544	356,203	(3,172)	226,425	—	800,000
Net charge-offs
Charge-offs	(135,083)	(35,891)	(10,283)	(152,250)	—	(333,507)
Recoveries	15,765	4,550	7,116	58,935	—	86,366
Net charge-offs	(119,318)	(31,341)	(3,167)	(93,315)	—	(247,141)
Ending balance	$405,846	$670,719	$103,590	$556,232	$—	$1,736,387

________________________________________________

(a)
Includes $242 million related to non-PCD acquired loans recorded on April 1, 2022.
(b)
For the year ended December 31, 2022, net charge-offs do not reflect $33 million of charge-offs related to PCD loans acquired on April 1, 2022.

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of December 31, 2022, 2021 and 2020, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.

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

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the years ended December 31, 2022, 2021 and 2020 follows.

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	December 31, 2022			January 1, 2022	Year Ended December 31, 2022
	(In thousands)
Commercial, financial, leasing, etc.	$173,350	$173,854	$347,204	$221,022	$22,336
Real estate:
Commercial	404,661	992,001	1,396,662	1,069,280	18,117
Residential builder and developer	1,229	—	1,229	3,005	2,195
Other commercial construction	58,834	66,103	124,937	111,405	3,411
Residential	147,461	124,629	272,090	355,858	25,146
Residential — limited documentation	47,711	30,103	77,814	122,888	557
Consumer:
Home equity lines and loans	42,699	42,089	84,788	70,488	4,333
Recreational finance	36,256	8,374	44,630	27,811	657
Automobile	35,139	4,445	39,584	34,037	144
Other	49,389	108	49,497	44,289	354
Total	$996,729	$1,441,706	$2,438,435	$2,060,083	$77,250

	December 31, 2021			January 1, 2021	Year Ended December 31, 2021
Commercial, financial, leasing, etc.	$110,790	$110,232	$221,022	$306,827	$11,865
Real estate:
Commercial	242,078	827,202	1,069,280	775,894	15,872
Residential builder and developer	613	2,392	3,005	1,094	973
Other commercial construction	30,229	81,176	111,405	114,039	596
Residential	198,560	157,298	355,858	365,729	23,772
Residential — limited documentation	79,777	43,111	122,888	147,170	528
Consumer:
Home equity lines and loans	32,269	38,219	70,488	79,392	3,780
Recreational finance	21,476	6,335	27,811	25,519	637
Automobile	29,314	4,723	34,037	39,404	186
Other	44,122	167	44,289	38,231	531
Total	$789,228	$1,270,855	$2,060,083	$1,893,299	$58,740

	December 31, 2020			January 1, 2020	Year Ended December 31, 2020
Commercial, financial, leasing, etc.	$226,897	$79,930	$306,827	$346,743	$11,269
Real estate:
Commercial	364,110	411,784	775,894	173,796	7,821
Residential builder and developer	1,094	—	1,094	4,708	1,694
Other commercial construction	20,992	93,047	114,039	35,881	8,457
Residential	159,006	206,723	365,729	322,504	18,069
Residential — limited documentation	84,568	62,602	147,170	114,667	634
Consumer:
Home equity lines and loans	61,031	18,361	79,392	65,039	4,092
Recreational finance	19,434	6,085	25,519	14,308	626
Automobile	34,044	5,360	39,404	21,293	186
Other	3,606	34,625	38,231	35,394	1,369
Total	$974,782	$918,517	$1,893,299	$1,134,333	$54,217

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

The following table summarizes the loan grades applied at December 31, 2022 to the various classes of the Company’s commercial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$8,575,130	4,952,758	2,024,603	1,796,047	817,569	1,970,947	19,444,247	40,471	$39,621,772
Criticized accrual	247,626	222,861	190,368	116,881	71,485	246,846	768,497	17,026	1,881,590
Criticized nonaccrual	18,379	52,067	37,608	36,241	35,689	59,146	100,972	7,102	347,204
Total commercial, financial, leasing, etc.	$8,841,135	5,227,686	2,252,579	1,949,169	924,743	2,276,939	20,313,716	64,599	$41,850,566

Real estate:
Commercial:
Loan grades:
Pass	$4,136,890	3,379,900	3,388,590	4,557,065	3,293,380	10,905,956	869,981	—	$30,531,762
Criticized accrual	324,652	463,484	467,557	688,239	937,421	1,890,297	48,099	—	4,819,749
Criticized nonaccrual	11,541	22,459	183,986	297,106	170,382	688,079	23,109	—	1,396,662
Total commercial real estate	$4,473,083	3,865,843	4,040,133	5,542,410	4,401,183	13,484,332	941,189	—	$36,748,173

Residential builder and developer:
Loan grades:
Pass	$680,705	230,079	11,280	22,111	12,812	9,865	150,404	—	$1,117,256
Criticized accrual	2,969	28,472	9,952	108,968	15,069	—	30,815	—	196,245
Criticized nonaccrual	57	654	—	518	—	—	—	—	1,229
Total residential builder and developer	$683,731	259,205	21,232	131,597	27,881	9,865	181,219	—	$1,314,730

Other commercial construction:
Loan grades:
Pass	$1,032,774	1,080,141	1,225,845	1,185,685	366,686	297,355	15,575	—	$5,204,061
Criticized accrual	37,893	145,199	320,463	1,025,371	299,350	144,394	—	—	1,972,670
Criticized nonaccrual	—	9,992	44,037	35,841	10,542	22,099	2,426	—	124,937
Total other commercial construction	$1,070,667	1,235,332	1,590,345	2,246,897	676,578	463,848	18,001	—	$7,301,668

Increases to criticized commercial and commercial real estate loans since December 31, 2021 were predominantly attributable to the acquisition of People's United.

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at December 31, 2022 for the various classes of the Company’s residential real estate loans and consumer loans by origination year is as follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$5,071,379	4,001,652	2,717,371	1,392,866	753,908	7,523,890	30,440	—	$21,491,506
30-89 days past due	59,477	51,308	40,337	21,849	23,126	399,301	499	—	595,897
Accruing loans past due 90 days or more	12,012	39,934	20,067	14,050	14,007	245,332	—	—	345,402
Nonaccrual	5,686	10,865	2,583	9,860	4,650	231,093	7,353	—	272,090
Total residential	$5,148,554	4,103,759	2,780,358	1,438,625	795,691	8,399,616	38,292	—	$22,704,895

Residential - limited documentation:
Current	$—	—	—	—	—	950,782	—	—	$950,782
30-89 days past due	—	—	—	—	—	22,456	—	—	22,456
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	77,814	—	—	77,814
Total residential - limited documentation	$—	—	—	—	—	1,051,052	—	—	$1,051,052

Consumer:
Home equity lines and loans:
Current	$930	2,109	2,441	15,361	23,321	97,282	3,262,533	1,487,334	$4,891,311
30-89 days past due	—	—	—	171	126	2,030	—	28,460	30,787
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	15	—	536	334	6,458	2,799	74,646	84,788
Total home equity lines and loans	$930	2,124	2,441	16,068	23,781	105,770	3,265,332	1,590,440	$5,006,886

Recreational finance:
Current	$2,842,091	2,280,627	1,587,629	963,907	486,964	812,953	—	—	$8,974,171
30-89 days past due	8,648	9,525	12,412	8,387	5,202	10,419	—	—	54,593
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	3,533	7,440	9,427	7,625	5,344	11,261	—	—	44,630
Total recreational finance	$2,854,272	2,297,592	1,609,468	979,919	497,510	834,633	—	—	$9,073,394

Automobile:
Current	$1,491,076	1,557,676	702,711	378,962	167,438	95,343	—	—	$4,393,206
30-89 days past due	6,926	13,324	7,284	7,239	5,464	4,249	—	—	44,486
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2,493	10,698	7,372	7,520	5,620	5,881	—	—	39,584
Total automobile	$1,500,495	1,581,698	717,367	393,721	178,522	105,473	—	—	$4,477,276

Other:
Current	274,530	172,238	58,339	38,439	8,217	23,163	1,375,049	8,221	1,958,196
30-89 days past due	$3,783	1,450	326	386	141	569	15,655	651	$22,961
Accruing loans past due 90 days or more	—	—	—	—	—	226	4,643	—	4,869
Nonaccrual	2,745	830	332	371	120	465	44,449	185	49,497
Total other	$281,058	174,518	58,997	39,196	8,478	24,423	1,439,796	9,057	$2,035,523

Total loans and leases at December 31, 2022	$24,853,925	18,747,757	13,072,920	12,737,602	7,534,367	26,755,951	26,197,545	1,664,096	$131,564,163

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

The Company’s reserve for off-balance sheet credit exposures was not material at December 31, 2022 and December 31, 2021.

6. Premises and equipment

The detail of premises and equipment was as follows:

	December 31
	2022	2021
	(In thousands)
Land	$148,905	$93,862
Buildings	653,983	512,988
Leasehold improvements	386,303	304,825
Furniture and equipment — owned	1,004,127	880,153
Furniture and equipment — capital leases	115	115
	2,193,433	1,791,943
Less: accumulated depreciation and amortization
Owned assets	1,155,811	1,026,842
Capital leases	76	38
	1,155,887	1,026,880
Right of use assets — operating leases	616,082	379,702
Premises and equipment, net	$1,653,628	$1,144,765

The right-of-use assets and lease liabilities relate to banking offices and other space occupied by the Company and use of certain equipment under noncancelable operating lease agreements. As of December 31, 2022 and 2021, the Company recognized $709 million and $431 million respectively, of operating lease liabilities as a component of “accrued interest and other liabilities” in the consolidated balance sheet. In calculating the present value of lease payments, the Company utilized its incremental secured borrowing rate based on lease term.

The Company’s noncancelable operating lease agreements expire at various dates over the next 19 years. Real estate leases generally consist of fixed monthly rental payments with certain leases containing escalation clauses. Any variable lease payments or payments for nonlease components are recognized in the consolidated statement of income as a component of “equipment and net occupancy” expense based on actual costs incurred. Some leases contain lessee options to extend the term. Those options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

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

	Year Ended December 31,
	2022	2021	2020

Lease cost
Operating lease cost	$138,836	$101,353	$104,158
Short-term lease cost	8,269	111	198
Variable lease cost	3,743	4,103	1,565
Total lease cost	$150,848	$105,567	$105,921

Other information
Right-of-use assets:
Obtained in exchange for new operating lease liabilities	$137,998	$57,760	$70,754
Acquired in business combination	226,037	—	—
Cash paid toward lease liabilities	143,029	106,586	104,396
Weighted-average remaining lease term	7 years	6 years	7 years
Weighted-average discount rate	2.97%	2.51%	2.74%

Minimum lease payments under noncancelable operating leases are summarized in the following table.

(In thousands)
Year ending December 31:
2023	$149,061
2024	139,820
2025	118,110
2026	97,979
2027	75,220
Later years	212,036
Total lease payments	792,226
Less: imputed interest	83,025
Total	$709,201

All other operating leasing activities were not material to the Company’s consolidated results of operations. Minimum lease payments required under capital leases are not material.

7. Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Residential Mortgage Loans			Commercial Mortgage Loans
For the Year Ended December 31,	2022	2021	2020	2022	2021	2020
	(In thousands)
Beginning balance	$241,053	$231,204	$244,411	$132,604	$133,429	$130,636
Originations	6,998	65,723	45,101	24,401	33,068	29,306
Acquired in business combination	12,133	—	—	—	—	—
Amortization	(65,849)	(55,874)	(58,308)	(30,614)	(33,893)	(26,513)
	194,335	241,053	231,204	126,391	132,604	133,429
Valuation allowance	—	(24,000)	(30,000)	—	—	—
Ending balance, net	$194,335	$217,053	$201,204	$126,391	$132,604	$133,429

Residential mortgage loans serviced for others were $22.4 billion at December 31, 2022, $23.2 billion at December 31, 2021 and $26.3 billion at December 31, 2020. Excluded from residential mortgage loans serviced for others were loans sub-serviced for others of $96.0 billion, $74.7 billion and $68.1 billion at December 31, 2022, 2021, and 2020, respectively. In conjunction with the acquisition of People's United on April 1, 2022, the Company acquired servicing rights for residential real estate loans that had outstanding principal balances at that date of $1.1 billion. The fair value of such servicing rights at that date was $12 million. Commercial mortgage loans serviced for others were $22.2 billion at December 31, 2022, $20.2 billion at December 31, 2021 and $18.9 billion at December 31, 2020. Excluded from commercial mortgage loans serviced for others were loans sub-serviced for others of $3.8 billion at December 31, 2022, $3.5 billion at December 31, 2021 and $3.3 billion at December 31, 2020.

The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $336 million at December 31, 2022 and $257 million at December 31, 2021. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 12.29% and 9.8% at December 31, 2022 and 2021, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2022 and 2021, the discount rate represented a weighted-average option-adjusted spread (“OAS”) of 881 basis points (hundredths of one percent) and 894 basis points, respectively, over market implied forward London Interbank Offered Rates (“LIBOR”). The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $156 million at December 31, 2022 and $160 million at December 31, 2021. An 18% discount rate was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2022 and 2021 with no prepayment assumptions because, in general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loan. The Company’s ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers’ abilities to repay the underlying loans than on prepayments or changes in interest rates.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2022 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

	Residential	Commercial
	(Dollars in thousands)

Weighted-average prepayment speeds	7.27%
Impact on fair value of 10% adverse change	$(8,471)
Impact on fair value of 20% adverse change	(16,417)
Weighted-average OAS	8.81%
Impact on fair value of 10% adverse change	$(10,226)
Impact on fair value of 20% adverse change	(19,830)
Weighted-average discount rate		18.00%
Impact on fair value of 10% adverse change		$(6,467)
Impact on fair value of 20% adverse change		(12,498)

8. Goodwill and other intangible assets

The Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. A summary of total amortizing intangible assets follows.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2022
Core deposit	$218,000	$40,875	$177,125
Other	43,000	10,751	32,249
Total	$261,000	$51,626	$209,374
December 31, 2021
Core deposit	$131,664	$127,746	$3,918
Other	6,757	6,677	80
Total	$138,421	$134,423	$3,998

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of three to seven years. The weighted-average original amortization period was approximately six years. Amortization expense for core deposit and other intangible assets was $56 million, $10 million and $15 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(In thousands)
Year ending December 31:
2023	$62,044
2024	52,992
2025	37,939
2026	26,887
2027	17,835
Later years	11,677
$209,374

The Company completed annual goodwill impairment tests as of October 1, 2022, 2021 and 2020. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at each evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation dates were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment tests, the Company concluded that the amount of recorded goodwill was not impaired at the respective testing dates.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2022 and 2021 for purposes of testing for impairment is as follows:

	December 31, 2021	2022 Transactions (a)	December 31, 2022
	(In thousands)

Business Banking	$864,366	$693,905	$1,558,271
Commercial Banking	1,401,873	2,686,253	4,088,126
Commercial Real Estate	654,389	291,217	945,606
Discretionary Portfolio	—	—	—
Residential Mortgage Banking	—	—	—
Retail Banking	1,309,191	221,196	1,530,387
All Other	363,293	4,406	367,699
Total	$4,593,112	$3,896,977	$8,490,089

(a)
All increases relate to the acquisition of People's United on April 1, 2022. The increase in "All Other" was partially offset by an $11 million decrease representing goodwill allocated to the M&T Insurance Agency sold in October 2022. Further information regarding those transactions is provided in note 2.

9. Borrowings

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds Purchased and Repurchase Agreements	Other Short-term Borrowings	Total
	(Dollars in thousands)
At December 31, 2022
Amount outstanding	$354,670	$3,200,281	$3,554,951
Weighted-average interest rate	1.01%	4.59%	4.24%
For the year ended December 31, 2022
Highest amount at a month-end	$633,684	$3,200,283
Daily-average amount outstanding	368,326	567,654	$935,980
Weighted-average interest rate	0.20%	3.29%	2.08%
At December 31, 2021
Amount outstanding	$47,046	$—	$47,046
Weighted-average interest rate	0.01%	—	0.01%
For the year ended December 31, 2021
Highest amount at a month-end	$103,548	$—
Daily-average amount outstanding	68,073	—	$68,073
Weighted-average interest rate	0.01%	—	0.01%
At December 31, 2020
Amount outstanding	$59,482	$—	$59,482
Weighted-average interest rate	0.01%	—	0.01%
For the year ended December 31, 2020
Highest amount at a month-end	$82,893	$—
Daily-average amount outstanding	61,551	—	$61,551
Weighted-average interest rate	0.05%	—	0.05%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. In general, federal funds and repurchase agreements mature on the next business day and other short-term borrowings are set to mature in February 2023.

At December 31, 2022, M&T Bank had lines of credit under formal agreements as follows:

(In thousands)

Outstanding borrowings	$3,205,807
Unused	34,250,872

At December 31, 2022, M&T Bank had borrowing facilities available with the FHLBs whereby M&T Bank could borrow up to approximately $23.1 billion. Additionally, M&T Bank had an available line of credit with the Federal Reserve Bank of New York totaling approximately $14.3 billion at December 31, 2022. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
	2022	2021
	(In thousands)
Senior notes of M&T:
Variable rate due 2023	$249,961	$249,893
3.55% due 2023	493,960	516,173
4.55% fixed/variable due 2028	477,044	—
Senior notes of M&T Bank:
Variable rate due 2022	—	249,961
2.50% due 2022	—	653,903
5.40% due 2025	499,317	—
2.90% due 2025	749,824	749,740
Advances from FHLB:
Fixed rates	5,183	1,578
Subordinated notes of M&T:
5.75% due 2024	77,337	—
Subordinated notes of M&T Bank:
4.00% due 2024	403,569	—
3.40% due 2027	462,727	522,867
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
BSB Capital Trust I — 8.125%, due 2028	15,798	15,775
Provident Trust I — 8.29%, due 2028	31,267	30,103
Southern Financial Statutory Trust I — 10.60%, due 2030	6,999	6,912
Variable rates:
First Maryland Capital I — due 2027	149,479	148,945
First Maryland Capital II — due 2027	151,932	151,270
Allfirst Asset Trust — due 2029	97,365	97,220
BSB Capital Trust III — due 2033	15,464	15,464
Provident Statutory Trust III — due 2033	59,132	57,547
Southern Financial Capital Trust III — due 2033	8,644	8,448
Other	9,535	9,570
	$3,964,537	$3,485,369

The variable rate senior notes of M&T pay interest quarterly at a rate that is indexed to the three-month LIBOR. The contractual interest rates for those notes were 5.00% at December 31, 2022 and .81% at December 31, 2021.

The variable rate senior notes of M&T Bank were repaid in 2022 and paid interest quarterly at a rate that was indexed to the three-month LIBOR. The contractual interest rate was .61% at December 31, 2021.

Long-term fixed rate advances from the FHLB had weighted-average contractual interest rates of 2.34% at December 31, 2022 and 5.82% at December 31, 2021. Advances from the FHLB outstanding at December 31, 2022 have maturity dates that range from 2023 to 2039 and are secured by residential real estate loans, commercial real estate loans and investment securities.

The fixed and variable rate junior subordinated deferrable interest debentures of M&T (“Junior Subordinated Debentures”) are held by various trusts and were issued in connection with the issuance by those trusts of preferred capital securities (“Capital Securities”) and common securities (“Common Securities”). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the Capital Securities qualify for inclusion in Tier 2 regulatory capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month LIBOR or, upon the expected cessation of LIBOR after June 30, 2023, at rates that are indexed to the three-month Secured Overnight Financing Rate ("SOFR"). Those rates ranged from 5.08% to 7.69% at December 31, 2022 and from .98% to 3.47% at December 31, 2021. The weighted-average variable rates payable on those Junior Subordinated Debentures were 5.66% at December 31, 2022 and 1.53% at December 31, 2021.

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

Long-term borrowings at December 31, 2022 mature as follows:

(In thousands)
Year ending December 31:
2023	$744,127
2024	490,411
2025	1,250,599
2026	628
2027	764,246
Later years	714,526
$3,964,537

10. Shareholders’ equity

M&T is authorized to issue 20,000,000 shares of preferred stock. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights.

Issued and outstanding preferred stock of M&T as of December 31, 2022 and 2021 is presented below:

	December 31, 2022		December 31, 2021
	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
	(Dollars in thousands)
Series E (a)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $1,000 liquidation preference per share	350,000	$350,000	350,000	$350,000
Series F (b)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	$500,000	50,000	$500,000
Series G (c)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	40,000	$400,000	40,000	$400,000
Series H (d)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $25 liquidation preference per share	10,000,000	$260,600	—	—
Series I (e)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	$500,000	50,000	$500,000

(a)
Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 361 basis points. Upon the expected cessation of LIBOR after June 30, 2023 dividends are estimated to be paid quarterly at a rate of three-month SOFR plus 387 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $64.50 in each of 2022, 2021 and 2020.
(b)
Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 352 basis points. Upon the expected cessation of LIBOR after June 30, 2023 dividends are estimated to be paid quarterly at a rate of three-month SOFR plus 378 basis points. The shares are redeemable in whole or in part on or after November 1, 2026. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $512.50 in each of 2022, 2021 and 2020.
(c)
Dividends, if declared, are paid semi-annually at a rate of 5.0% through July 31, 2024 and thereafter will be paid semi-annually at a rate of the five-year U.S. Treasury rate plus 3.174%. The shares are redeemable in whole or in part on or after August 1, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $500.00 in each of 2022 and 2021, and $500.694 in 2020.
(d)
Dividends, if declared, are paid quarterly at a rate of 5.625% through December 14, 2026 and thereafter will be paid quarterly at a rate of the three-month LIBOR plus 402 basis points. Upon the expected cessation of LIBOR after June 30, 2023 dividends are estimated to be paid quarterly at a rate of three-month SOFR plus 428 basis points. The shares are redeemable in whole or in part on or after April 1, 2027. Notwithstanding M&T's option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Dividends declared per share were $1.0547 in 2022.
(e)
Dividends, if declared, are paid semi-annually at a rate of 3.5% through August 31, 2026 and thereafter will be paid semi-annually at a rate of the five-year U.S. Treasury rate plus 2.679%. The shares are redeemable in whole or in part on or after September 1, 2026. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Dividends declared per share were $356.806 in 2022 and $94.306 in 2021.

11. Revenue from contracts with customers

The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At December 31, 2022 and 2021, the Company had $74 million and $68 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in “accrued interest and other assets” in the consolidated balance sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At December 31, 2022 and 2021, the Company had deferred revenue of $48 million and $45 million, respectively, related to the sources in the accompanying tables recorded in “accrued interest and other liabilities” in the consolidated balance sheet. The following tables summarize sources of the Company’s noninterest income during 2022, 2021 and 2020 that are subject to the revenue recognition guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Year Ended December 31, 2022	(In thousands)

Classification in consolidated statement of income
Service charges on deposit accounts	$71,057	111,238	14,569	—	—	243,871	5,869	$446,604
Trust income	6	—	—	—	—	—	740,711	740,717
Brokerage services income	—	—	—	—	—	—	87,877	87,877
Other revenues from operations:
Merchant discount and credit card fees	62,040	67,433	3,924	—	—	24,454	1,405	159,256
Other	—	14,358	10,183	91	3,401	23,796	38,118	89,947
	$133,103	193,029	28,676	91	3,401	292,121	873,980	$1,524,401
Year Ended December 31, 2021

Classification in consolidated statement of income
Service charges on deposit accounts	$53,816	98,880	11,853	—	—	232,279	5,285	$402,113
Trust income	—	—	—	—	—	—	644,716	644,716
Brokerage services income	—	—	—	—	—	—	62,791	62,791
Other revenues from operations:
Merchant discount and credit card fees	52,343	55,164	2,661	—	—	20,850	387	131,405
Other	—	5,968	7,304	1,359	6,166	22,878	39,973	83,648
	$106,159	160,012	21,818	1,359	6,166	276,007	753,152	$1,324,673
Year Ended December 31, 2020

Classification in consolidated statement of income
Service charges on deposit accounts	$50,119	92,720	10,252	—	—	211,858	5,839	$370,788
Trust income	18	442	—	—	—	—	601,424	601,884
Brokerage services income	—	—	—	—	—	—	47,428	47,428
Other revenues from operations:
Merchant discount and credit card fees	40,475	45,528	2,221	—	—	13,481	767	102,472
Other	—	9,408	6,218	1,625	4,732	20,813	41,815	84,611
	$90,612	148,098	18,691	1,625	4,732	246,152	697,273	$1,207,183

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

12. Stock-based compensation plans

Stock-based compensation expense was $111 million in 2022, $85 million in 2021 and $80 million in 2020. The Company recognized income tax benefits related to stock-based compensation of $26 million in 2022, $16 million in 2021 and $17 million in 2020.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and restricted stock units, including performance-based awards. At December 31, 2022 and 2021, respectively, there were 1,650,696 and 2,299,502 shares available for future grant under the Company’s equity incentive compensation plan.

Stock awards

Stock awards granted to employees are comprised of restricted stock and restricted stock units. Stock awards generally vest over three years. The Company may issue shares from treasury stock to the extent available or issue new shares. There were no restricted shares issued in 2022, 2021 or 2020. The number of restricted stock units issued was 548,926 in 2022, 636,956 in 2021 and 480,949 in 2020, with a weighted-average grant date fair value of $93 million, $84 million and $81 million, respectively. Unrecognized compensation expense associated with restricted stock and restricted stock units, inclusive of those awards assumed in the acquisition of People's United, was $38 million as of December 31, 2022 and is expected to be recognized over a weighted-average period of approximately one year.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price

Unvested at January 1, 2022	1,038,692	$147.32	4,076	$162.35
Granted	548,926	169.13	—	—
Assumed in business combination	252,820	164.66	173,204	164.66
Vested	(628,130)	156.21	(100,017)	164.57
Cancelled	(44,726)	155.72	(2,257)	164.66
Unvested at December 31, 2022	1,167,582	156.23	75,006	$164.65

Stock option awards

Stock options granted to employees generally vest over three years and are exercisable over terms not exceeding ten years and one day. The Company granted 138,825, 178,441 and 187,088 stock options in 2022, 2021 and 2020, respectively. The weighted-average grant date fair value of options granted was $6 million in 2022 and $5 million in each of 2021 and 2020. The Company used an option pricing model to estimate the grant date present value of stock options granted.

A summary of stock option activity follows:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Life (In Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2022	635,864	$162.73
Granted	138,825	169.38
Assumed in business combination	1,857,739	141.58
Exercised	(278,336)	142.36
Expired	(14,030)	157.47
Outstanding at December 31, 2022	2,340,062	$148.78	5.9	$18,797
Exercisable at December 31, 2022	1,840,243	$147.61	5.2	$15,797

For 2022, 2021 and 2020 M&T received $37 million, $305,000 and $3 million, respectively, in cash from the exercise of stock options. The intrinsic value of stock options exercised and the related tax benefit realized by the Company were not material in any of those three years. As of December 31, 2022, the amount of unrecognized compensation cost related to non-vested stock options was not material. The total grant date fair value of stock options vested during 2022, 2021 and 2020 was not material. Upon the exercise of stock options, the Company may issue shares from treasury stock to the extent available or issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, shares of M&T common stock issued were 75,232 in 2022, 95,147 in 2021 and 77,170 in 2020. As of December 31, 2022, there were 2,063,202 shares available for issuance under the plan. M&T received cash for shares purchased through the employee stock purchase plan of $11 million in each of 2022 and 2021, and $12 million in 2020. Compensation expense recognized for the stock purchase plan was not material in 2022, 2021 or 2020.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 11,725 and 13,319 at December 31, 2022 and 2021, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

Directors’ stock compensation programs

The Company maintains compensation programs for members of the Company’s boards of directors and its regional director advisory councils that provides for a portion of their compensation to be received in shares or restricted stock units. In 2022 and 2021, 22,068 and 28,646 shares, respectively, were granted under such programs.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors' compensation plans. Shares of common stock issuable under such plans were 2,306 and 2,450 at December 31, 2022 and 2021, respectively. The obligation to issue shares is included in “common stock issuable” in the consolidated balance sheet.

13. Pension plans and other postretirement benefits

The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2022	2021	2020
	(In thousands)

Service cost	$17,660	$20,513	$19,944
Interest cost on benefit obligation	82,467	61,873	71,421
Expected return on plan assets	(187,609)	(143,448)	(125,512)
Amortization of prior service cost	516	553	557
Recognized net actuarial loss	19,895	89,017	58,096
Net periodic pension cost (benefit)	$(67,071)	$28,508	$24,506

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31
	2022	2021	2020
	(In thousands)

Service cost	$2,604	$1,014	$970
Interest cost on benefit obligation	2,188	1,311	1,741
Amortization of prior service credit	(2,772)	(4,738)	(4,738)
Recognized net actuarial gain	(1,481)	(1,295)	(1,236)
Net other postretirement benefits	$539	$(3,708)	$(3,263)

Service cost is reflected in salaries and employee benefits expense. The other components of net periodic benefit expense are reflected in other costs of operations.

Prior to 2022, net actuarial losses were generally amortized over the average remaining service periods of active participants in the Company’s defined benefit pension plan. If all or substantially all of the plan’s participants are inactive, GAAP provides for the average remaining life expectancy of the participants to be used instead of average remaining service period in determining such amortization. Substantially all of the participants in the Company’s defined benefit pension plan were inactive and beginning in 2022 the average remaining life expectancy is now utilized prospectively to amortize the net unrecognized losses. The change increased the amortization period by approximately sixteen years and reduced the amount of amortization of unrecognized losses recorded for the year ended December 31, 2022 from what would have been recorded without such change in amortization period by $36 million.

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,420,213	$2,521,292	$51,846	$55,281
Service cost	17,660	20,513	2,604	1,014
Interest cost	82,467	61,873	2,188	1,311
Plan participants’ contributions	—	—	2,433	2,553
Actuarial (gain) loss	(636,220)	(69,230)	(21,735)	(2,232)
Plan amendment	—	—	13,260	—
Business combinations	632,855	—	14,859	—
Medicare Part D reimbursement	—	—	506	540
Benefits paid	(137,987)	(114,235)	(5,600)	(6,621)
Benefit obligation at end of year	2,378,988	2,420,213	60,361	51,846
Change in plan assets:
Fair value of plan assets at beginning of year	2,595,838	2,420,582	—	—
Actual return on plan assets	(385,823)	278,260	—	—
Employer contributions	14,397	11,231	2,661	3,528
Business combinations	855,555	—	—	—
Plan participants’ contributions	—	—	2,433	2,553
Medicare Part D reimbursement	—	—	506	540
Benefits paid	(137,987)	(114,235)	(5,600)	(6,621)
Fair value of plan assets at end of year	2,941,980	2,595,838	—	—
Funded status	$562,992	$175,625	$(60,361)	$(51,846)
Prepaid asset recognized in the consolidated balance sheet	715,418	332,197	—	—
Accrued liability recognized in the consolidated balance sheet	(152,426)	(156,572)	(60,361)	(51,846)
Net accrued asset (liability) recognized in the consolidated balance sheet	$562,992	$175,625	$(60,361)	$(51,846)
Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss (gain)	$309,039	$391,721	$(34,892)	$(14,638)
Net prior service cost (credit)	208	724	(1,499)	(17,531)
Pre-tax adjustment to AOCI	309,247	392,445	(36,391)	(32,169)
Taxes	(80,095)	(101,447)	9,425	8,316
Net adjustment to AOCI	$229,152	$290,998	$(26,966)	$(23,853)

The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $152 million as of December 31, 2022 and $157 million as of December 31, 2021.

The accumulated benefit obligation for all defined benefit pension plans was $2.4 billion at each of December 31, 2022 and 2021.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. Amortization of net gains and losses is included in annual net periodic benefit expense if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the benefit obligation or the market-related fair value of the plan assets. As indicated in the preceding table, as of December 31, 2022 the Company recorded a minimum liability adjustment of $273 million ($309 million related to pension plans and ($36 million) related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $202 million. In aggregate, the benefit plans realized a net gain during 2022 that resulted in a decrease to the minimum liability adjustment from that which was recorded at December 31, 2021 of $87 million. The net gain in 2022 was mainly the result of increasing the discount rate used to measure the benefit obligation of all plans to 5.00% at December 31, 2022 from 2.75% used at the prior year-end offset, in part, by a return on plan assets that was lower than the assumed expected return and by the amortization of actuarial losses. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

	Pension Plans	Other Postretirement Benefit Plans	Total
	(In thousands)
2022
Net loss (gain)	$(62,787)	$(21,735)	$(84,522)
Net prior service cost	—	13,260	13,260
Amortization of prior service (cost) credit	(516)	2,772	2,256
Amortization of actuarial (loss) gain	(19,895)	1,481	(18,414)
Total recognized in other comprehensive income, pre-tax	$(83,198)	$(4,222)	$(87,420)
2021
Net loss (gain)	$(204,042)	$(2,232)	$(206,274)
Amortization of prior service (cost) credit	(553)	4,738	4,185
Amortization of actuarial (loss) gain	(89,017)	1,295	(87,722)
Total recognized in other comprehensive income, pre-tax	$(293,612)	$3,801	$(289,811)

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Company contributions to the plan are discretionary for participants for which eligibility occurred after January 1, 2020. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2022, 2021 and 2020 associated with the defined contribution pension plan was $45 million, $40 million and $35 million, respectively.

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021

Discount rate	5.00%	2.75%	5.00%	2.75%
Rate of increase in future compensation levels	3.33%	3.35%	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020

Discount rate	2.75%	2.50%	3.25%	2.75%	2.50%	3.25%
Long-term rate of return on plan assets	6.25%	6.25%	6.50%	—	—	—
Rate of increase in future compensation levels	3.35%	3.37%	4.29%	—	—	—

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

The Company’s defined benefit pension plan is sensitive to the long-term rate of return on plan assets and the discount rate. To demonstrate the sensitivity of pension expense to changes in these assumptions, with all other assumptions held constant, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of approximately $6 million; and the discount rate would have resulted in a decrease in pension expense of approximately $2 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. Additionally, an increase of 25 basis points in the discount rate would have decreased the benefit obligation by $64 million and a decrease of 25 basis points in the discount rate would have increased the benefit obligation by $67 million at December 31, 2022.

For measurement of other postretirement benefits, a 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2022. The rate was assumed to decrease to 5.00% over six years.

Plan assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places an emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 25 to 60 percent equity securities, 10 to 65 percent debt securities, and 5 to 60 percent money-market investments/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Assets are managed by a combination of internal and external investment managers. Equity securities may include investments in domestic and international equities, through individual securities, mutual funds and exchange-traded funds. Debt securities may include investments in corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies and U.S. Treasury securities through individual securities and mutual funds. Additionally, the Company’s defined benefit pension plan held $633 million (22% of total assets) of real estate funds, private investments, hedge funds and other investments at December 31, 2022. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2022 and 2021, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market investments	$89,829	$52,005	$37,824	$—
Equity securities:
M&T	118,285	118,285	—	—
Domestic (a)	449,466	449,466	—	—
International (b)	18,510	18,510	—	—
Mutual funds:
Domestic (a)	279,299	279,299	—	—
International (b)	477,194	477,194	—	—
	1,342,754	1,342,754	—	—
Debt securities:
Corporate (c)	199,728	—	199,728	—
Government	236,199	—	236,199	—
International	14,777	—	14,777	—
Mutual funds:
Domestic (d)	422,615	422,615	—	—
	873,319	422,615	450,704	—
Other:
Diversified mutual fund	108,483	108,483	—	—
Real estate partnerships	26,953	6,651	—	20,302
Private equity / debt	211,098	—	—	211,098
Hedge funds	276,367	108,957	—	167,410
Guaranteed deposit fund	9,601	—	—	9,601
	632,502	224,091	—	408,411
Total (e)	$2,938,404	$2,041,465	$488,528	$408,411

	Fair Value Measurement of Plan Assets At December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Asset category:
Money-market investments	$82,751	$43,616	$39,135	$—
Equity securities:
M&T	134,447	134,447	—	—
Domestic (a)	369,283	369,283	—	—
International (b)	14,835	14,835	—	—
Mutual funds:
Domestic (a)	280,347	280,347	—	—
International (b)	461,304	461,304	—	—
	1,260,216	1,260,216	—	—
Debt securities:
Corporate (c)	178,528	—	178,528	—
Government	206,540	—	206,540	—
International	12,933	—	12,933	—
Mutual funds:
Domestic (d)	315,424	315,424	—	—
	713,425	315,424	398,001	—
Other:
Diversified mutual fund	108,239	108,239	—	—
Real estate partnerships	16,620	5,264	—	11,356
Private equity / debt	151,550	—	—	151,550
Hedge funds	250,691	74,599	—	176,092
Guaranteed deposit fund	10,041	—	—	10,041
	537,141	188,102	—	349,039
Total (e)	$2,593,533	$1,807,358	$437,136	$349,039

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
(d)
Approximately 73% of the mutual funds were invested in investment grade bonds and 27% in high-yielding bonds at December 31, 2022. Approximately 72% of the mutual funds were invested in investment grade bonds and 28% in high-yielding bonds at December 31, 2021. The holdings within the funds were spread across diverse industries.
(e)
Excludes dividends and interest receivable totaling $4 million and $2 million at December 31, 2022 and 2021, respectively.

Pension plan assets included common stock of M&T with a fair value of $118 million (4% of total plan assets) at December 31, 2022 and $134 million (5% of total plan assets) at December 31, 2021. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2022.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2022 were as follows:

	Balance – January 1, 2022	Net Purchases (Sales)	Total Realized/ Unrealized Gains (Losses)	Balance – December 31, 2022
	(In thousands)
Other
Real estate partnerships	$11,356	$6,062	$2,884	$20,302
Private equity/debt	151,550	66,393	(6,845)	211,098
Hedge funds	176,092	(2,714)	(5,968)	167,410
Guaranteed deposit fund	10,041	819	(1,259)	9,601
Total	$349,039	$70,560	$(11,188)	$408,411

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets and the present value of benefit obligations of the plan. The Company is not required to make contributions to the qualified defined benefit plan in 2023, however, subject to the impact of actual events and circumstances that may occur in 2023, the Company may make contributions, but the amount of any such contributions has not been determined. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $14 million and $11 million in 2022 and 2021, respectively. Payments made by the Company for postretirement benefits were $3 million and $4 million in 2022 and 2021, respectively. Payments for supplemental pension and other postretirement benefits for 2023 are not expected to differ from those made in 2022 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
Year ending December 31:
2023	$145,705	$3,910
2024	150,676	3,925
2025	155,164	4,342
2026	158,433	4,278
2027	163,737	4,226
2028 through 2032	833,186	19,943

The Company has a retirement savings plan (“RSP”) that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The RSP provides for employer matching contributions of 100% of an employee's qualified compensation up to 5%. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the RSP totaled $84 million, $63 million and $62 million in 2022, 2021 and 2020, respectively.

14. Income taxes

The components of income tax expense were as follows:

	Year Ended December 31
	2022	2021	2020
	(In thousands)
Current
Federal	$367,028	$331,714	$267,550
State and local	143,012	85,354	98,431
Total current	510,040	417,068	365,981
Deferred
Federal	(18,444)	71,880	(22,894)
State and local	(11,543)	15,279	(8,397)
Total deferred	(29,987)	87,159	(31,291)
Amortization of investments in qualified affordable housing projects	139,407	92,176	81,679
Total income taxes applicable to pre-tax income	$619,460	$596,403	$416,369

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2022, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $137 million. No actions are planned that would cause this reserve to become wholly or partially taxable.

Income taxes attributable to gains or losses on bank investment securities were not material in any of 2022, 2021 and 2020.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31
	2022	2021	2020
	(In thousands)

Income taxes at statutory federal income tax rate	$548,336	$515,581	$371,599
Increase (decrease) in taxes:
Tax-exempt income	(37,170)	(20,605)	(22,806)
State and local income taxes, net of federal income tax effect	109,903	101,046	71,127
Qualified affordable housing project tax credits, net	(22,524)	(14,542)	(14,826)
Other	20,915	14,923	11,275
	$619,460	$596,403	$416,369

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2022	2021	2020
	(In thousands)

Losses on loans and other assets	$640,520	$395,784	$471,767
Operating lease liabilities	182,638	110,023	121,216
Retirement benefits	—	—	26,185
Postretirement and other employee benefits	—	31,760	28,004
Incentive and other compensation plans	33,936	24,713	18,984
Unrealized losses	115,024	—	—
Interest on loans	53,792	—	—
Losses on cash flow hedges	87,164	—	—
Stock-based compensation	51,366	32,675	29,507
Other	81,498	52,351	66,763
Gross deferred tax assets	1,245,938	647,306	762,426
Right of use assets and other leasing transactions	(367,137)	(249,209)	(285,311)
Unrealized gains	—	(27,066)	(50,785)
Retirement benefits	(87,486)	(45,402)	—
Capitalized servicing rights	(51,273)	(53,219)	(50,235)
Postretirement and other employee benefits	(29,230)	—	—
Depreciation and amortization	(155,048)	(93,103)	(95,684)
Interest on loans	—	(6,690)	(8,113)
Gains on cash flow hedges	—	(22,820)	(97,004)
Other	(69,314)	(88,053)	(62,581)
Gross deferred tax liabilities	(759,488)	(585,562)	(649,713)
Net deferred tax asset	$486,450	$61,744	$112,713

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 26 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
	(In thousands)

Gross unrecognized tax benefits at January 1, 2020	$58,969	$7,199	$66,168
Increases as a result of tax positions taken in prior years	—	2,800	2,800
Decreases as a result of tax positions taken in prior years	(10,107)	(2,384)	(12,491)
Gross unrecognized tax benefits at December 31, 2020	48,862	7,615	56,477
Increases as a result of tax positions taken in prior years	—	2,560	2,560
Decreases as a result of tax positions taken in prior years	(11,351)	(2,766)	(14,117)
Gross unrecognized tax benefits at December 31, 2021	37,511	7,409	44,920
Increases as a result of tax positions taken in prior years	—	3,090	3,090
Unrecognized tax benefits assumed in a business combination	3,788	1,205	4,993
Decreases as a result of tax positions taken in prior years	(11,090)	(3,958)	(15,048)
Gross unrecognized tax benefits at December 31, 2022	$30,209	$7,746	37,955
Less: Federal, state and local income tax benefits			(7,285)
Net unrecognized tax benefits at December 31, 2022 that, if recognized, would impact the effective income tax rate			$30,670

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the consolidated statement of income. The balance of accrued interest at December 31, 2022 is included in the table above. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Examinations by the Internal Revenue Service of the Company’s federal income tax returns have been largely concluded through 2021, although under statute the income tax returns from 2018 through 2021 could be adjusted. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2014. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

15. Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31
	2022	2021	2020
	(In thousands, except per share)
Income available to common shareholders:
Net income	$1,991,663	$1,858,746	$1,353,152
Less: Preferred stock dividends	(96,587)	(72,915)	(68,228)
Net income available to common equity	1,895,076	1,785,831	1,284,924
Less: Income attributable to unvested stock-based compensation awards	(3,607)	(8,854)	(5,858)
Net income available to common shareholders	$1,891,469	$1,776,977	$1,279,066
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	163,489	129,539	129,404
Less: Unvested stock-based compensation awards	(315)	(890)	(766)
Weighted-average shares outstanding	163,174	128,649	128,638

Basic earnings per common share	$11.59	$13.81	$9.94

The computations of diluted earnings per common share follow:

	Year Ended December 31
	2022	2021	2020
	(In thousands, except per share)

Net income available to common equity	$1,895,076	$1,785,831	$1,284,924
Less: Income attributable to unvested stock-based compensation awards	(3,596)	(8,844)	(5,856)
Net income available to common shareholders	$1,891,480	$1,776,987	$1,279,068
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	163,489	129,539	129,404
Less: Unvested stock-based compensation awards	(315)	(890)	(766)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	856	163	66
Adjusted weighted-average shares outstanding	164,030	128,812	128,704

Diluted earnings per common share	$11.53	$13.80	$9.94

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

Stock-based compensation awards and warrants to purchase common stock of M&T representing common shares of 453,000 in 2022, 461,000 in 2021 and 474,000 in 2020 were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

16. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)
Balance — January 1, 2022	$104,691	$(360,276)	$83,531	$(172,054)		$44,476	$(127,578)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(550,648)	—	—	(550,648)		142,546	(408,102)
Foreign currency translation adjustment	—	—	(7,845)	(7,845)		2,058	(5,787)
Unrealized losses on cash flow hedges	—	—	(461,033)	(461,033)		119,360	(341,673)
Current year benefit plans gains	—	71,262	—	71,262		(18,309)	52,953
Total other comprehensive income (loss) before reclassifications	(550,648)	71,262	(468,878)	(948,264)		245,655	(702,609)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	1,765	—	—	1,765	(a)	(456)	1,309
Accretion of net gain on terminated cash flow hedges	—	—	(120)	(120)	(c)	31	(89)
Net yield adjustment from cash flow hedges currently in effect	—	—	36,338	36,338	(a)	(9,407)	26,931
Amortization of prior service credit	—	(2,256)	—	(2,256)	(d)	579	(1,677)
Amortization of actuarial losses	—	18,414	—	18,414	(d)	(4,731)	13,683
Total other comprehensive income (loss)	(548,883)	87,420	(432,660)	(894,123)		231,671	(662,452)
Balance — December 31, 2022	$(444,192)	$(272,856)	$(349,129)	$(1,066,177)		$276,147	$(790,030)

Balance — January 1, 2021	$195,386	$(650,087)	$369,558	$(85,143)		$22,111	$(63,032)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(95,114)	—	—	(95,114)		24,870	(70,244)
Foreign currency translation adjustment	—	—	(1,218)	(1,218)		356	(862)
Unrealized losses on cash flow hedges	—	—	(32,292)	(32,292)		8,410	(23,882)
Current year benefit plans gains	—	206,274	—	206,274		(54,016)	152,258
Total other comprehensive income (loss) before reclassifications	(95,114)	206,274	(33,510)	77,650		(20,380)	57,270
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	4,427	—	—	4,427	(a)	(1,154)	3,273
Gains realized in net income	(8)	—	—	(8)	(b)	2	(6)
Accretion of net gain on terminated cash flow hedges	—	—	(120)	(120)	(c)	32	(88)
Net yield adjustment from cash flow hedges currently in effect	—	—	(252,397)	(252,397)	(a)	65,741	(186,656)
Amortization of prior service credit	—	(4,185)	—	(4,185)	(d)	1,095	(3,090)
Amortization of actuarial losses	—	87,722	—	87,722	(d)	(22,971)	64,751
Total other comprehensive income (loss)	(90,695)	289,811	(286,027)	(86,911)		22,365	(64,546)
Balance — December 31, 2021	$104,691	$(360,276)	$83,531	$(172,054)		$44,476	$(127,578)

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)
Balance — January 1, 2020	$50,701	$(464,548)	$133,888	$(279,959)		$73,279	$(206,680)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	141,081	—	—	141,081		(36,498)	104,583
Foreign currency translation adjustment	—	—	2,724	2,724		(440)	2,284
Unrealized gains on cash flow hedges	—	—	505,042	505,042		(130,432)	374,610
Current year benefit plans losses	—	(238,218)	—	(238,218)		60,208	(178,010)
Total other comprehensive income (loss) before reclassifications	141,081	(238,218)	507,766	410,629		(107,162)	303,467
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	3,606	—	—	3,606	(a)	(966)	2,640
Gains realized in net income	(2)	—	—	(2)	(b)	1	(1)
Accretion of net gain on terminated cash flow hedges	—	—	(125)	(125)	(c)	34	(91)
Net yield adjustment from cash flow hedges currently in effect	—	—	(271,971)	(271,971)	(a)	70,239	(201,732)
Amortization of prior service credit	—	(4,181)	—	(4,181)	(d)	1,057	(3,124)
Amortization of actuarial losses	—	56,860	—	56,860	(d)	(14,371)	42,489
Total other comprehensive income (loss)	144,685	(185,539)	235,670	194,816		(51,168)	143,648
Balance — December 31, 2020	$195,386	$(650,087)	$369,558	$(85,143)		$22,111	$(63,032)

(a)
Included in interest income.
(b)
Included in gain (loss) on bank investment securities.
(c)
Included in interest expense.
(d)
Included in other costs of operations.

Accumulated other comprehensive income (loss), net consisted of the following:

	Investment Securities	Defined Benefit Plans	Other	Total
	(In thousands)

Balance at January 1, 2020	$37,380	$(342,419)	$98,359	$(206,680)
Net gain (loss) during 2020	107,222	(138,645)	175,071	143,648
Balance at December 31, 2020	144,602	(481,064)	273,430	(63,032)
Net gain (loss) during 2021	(66,977)	213,919	(211,488)	(64,546)
Balance at December 31, 2021	77,625	(267,145)	61,942	(127,578)
Net gain (loss) during 2022	(406,793)	64,959	(320,618)	(662,452)
Balance at December 31, 2022	$(329,168)	$(202,186)	$(258,676)	$(790,030)

17. Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either “other revenues from operations” or “other costs of operations” in the consolidated statement of income:

	Year Ended December 31
	2022	2021	2020
	(In thousands)
Other income:
Gain on MTIA divestiture	$136,331
Credit-related fee income	129,833	$90,816	$70,387
Credit card interchange fee income		69,963
Merchant discount fee income		61,442
Other expense:
Professional services	469,776	348,360	240,047
Charitable contributions	178,137
Amortization of capitalized mortgage servicing rights	96,463	89,767	84,821

18. International activities

The Company engages in limited international activities including certain trust-related services in Europe, foreign currency transactions associated with customer activity, providing credit to support the international activities of domestic companies, holding certain loans to foreign borrowers and, prior to June 2021, collecting Eurodollar deposits for a Cayman Islands office. Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $319 million and $197 million of loans to foreign borrowers at December 31, 2022 and 2021, respectively. Deposits at M&T Bank’s office in Ontario, Canada were $34 million at December 31, 2022 and $32 million at December 31, 2021. Revenues from providing international trust-related services were approximately $36 million in each of 2022 and 2020, compared with $38 million in 2021.

19. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of December 31, 2022.

The net effect of interest rate swap agreements was to decrease net interest income by $26 million in 2022 and to increase net interest income by $287 million in 2021 and $312 million in 2020.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
December 31, 2022
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,500,000	3.3	2.98%	4.52%	$(833)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (c)	15,900,000	1.4	1.91%	4.38%	(7,059)
Total	$17,400,000	1.6			$(7,892)
December 31, 2021
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,650,000	2.3	2.86%	0.74%	$41
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (d)	21,700,000	0.6	1.24%	0.09%	(248)
Total	$23,350,000	0.7			$(207)

(a)
Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $65.0 million at December 31, 2022 and a net settlement of gains of $43.5 million at December 31, 2021. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $329.7 million at December 31, 2022 and a net settlement of gains of $88.2 million at December 31, 2021.
(b)
Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)
Includes notional amount and terms of $4.7 billion of forward-starting interest rate swap agreements that become effective in 2023.
(d)
Includes notional amount and terms of $8.4 billion of forward-starting interest rate swap agreements that became effective in 2022.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2022 mature as follows:

(In thousands)
Year ending December 31:
2023	$7,350,000
2025	9,050,000
2027	1,000,000
$17,400,000

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

Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $45.1 billion and $32.6 billion at December 31, 2022 and 2021, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $1.7 billion and $1.1 billion at December 31, 2022 and 2021, respectively.

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
	(In thousands)
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$1,202	$258	$9,094	$465
Commitments to sell real estate loans	3,037	4,044	9	548
	4,239	4,302	9,103	1,013
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Mortgage-related commitments to originate real estate loans for sale	452	11,728	46,025	5,288
Commitments to sell real estate loans	51,410	8,137	14	4,108
Other:
Interest rate contracts (b)	355,806	410,056	1,278,180	76,278
Foreign exchange and other option and futures contracts	24,062	8,230	22,004	7,156
	431,730	438,151	1,346,223	92,830
Total derivatives	$435,969	$442,453	$1,355,326	$93,843

(a)
Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)
The impact of variation margin payments at December 31, 2022 and December 31, 2021 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $1.1 billion and $54.4 million, respectively, and in a liability position of $29.2 million and $305.1 million, respectively.

	Amount of Gain (Loss) Recognized
	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(109,319)	$108,920	$(58,599)	$57,716	$57,611	$(57,686)
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$27,391		$11,486		$27,734
Foreign exchange and other option and futures contracts (b)	14,284		9,064		7,363
Total	$41,675		$20,550		$35,097

(a)
Reported as an adjustment to interest expense.
(b)
Reported as trading account and non-hedging derivative gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$1,433,731	$1,692,943	$(65,310)	$43,610

The amount of interest income recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was a decrease of $36 million for 2022 and an increase of $252 million for 2021. As of December 31, 2022, the unrealized loss recognized in other comprehensive income related to cash flow hedges was $337 million, of which $33 million and $304 million relate to interest rate swap agreements maturing in 2023 and 2025, respectively.

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $8 million and $24 million at December 31, 2022 and 2021, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, was less than $1 million and $35 million at December 31, 2022 and 2021, respectively. The Company was required to post $33 million as collateral as of December 31, 2021. No collateral was posted for those positions at December 31, 2022. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on December 31, 2022 was not material.

The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $314 million and $7 million at December 31, 2022 and 2021, respectively. Counterparties posted collateral relating to those positions of $312 million and $6 million at December 31, 2022 and 2021, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $205 million and $132 million at December 31, 2022 and 2021, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

20. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

As described in note 9, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of December 31, 2022 and 2021, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $22 million and $23 million, respectively, in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 9.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $9.2 billion at December 31, 2022 and $3.0 billion at December 31, 2021. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $1.5 billion, including $545 million of unfunded commitments, at December 31, 2022 and $933 million, including $361 million of unfunded commitments, at December 31, 2021. Contingent commitments to provide additional capital contributions to these partnerships were not material at December 31, 2022. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of December 31, 2022 was $1.9 billion, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

21. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2022.

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

Other non-hedging derivatives

Other non-hedging derivatives consist primarily of interest rate contracts and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company's risk with respect to such transactions. The Company generally determines the fair value of its other non-hedging derivative assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2.

The following tables present assets and liabilities at December 31, 2022 and 2021 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2022
Trading account	$117,847	$117,847	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,670,960	—	7,670,960	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	574,299	—	574,299	—
Residential	2,330,118	—	2,330,118	—
Other debt securities	173,584	—	173,584	—
	10,748,961	—	10,748,961	—
Equity securities	151,458	145,289	6,169	—
Real estate loans held for sale	162,393	—	162,393	—
Other assets (a)	435,969	—	435,517	452
Total assets	$11,616,628	$263,136	$11,353,040	$452
Other liabilities (a)	1,355,326	—	1,309,301	46,025
Total liabilities	$1,355,326	$—	$1,309,301	$46,025

December 31, 2021
Trading account	$49,745	$49,545	$200	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	678,690	—	678,690	—
Mortgage-backed securities:
Government issued or guaranteed
Residential	3,155,312	—	3,155,312	—
Other debt securities	121,802	—	121,802	—
	3,955,804	—	3,955,804	—
Equity securities	77,640	68,850	8,790	—
Real estate loans held for sale	899,282	—	899,282	—
Other assets (a)	442,453	—	430,725	11,728
Total assets	$5,424,924	$118,395	$5,294,801	$11,728
Other liabilities (a)	93,843	—	88,555	5,288
Total liabilities	$93,843	$—	$88,555	$5,288

(a)
Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), interest rate and foreign exchange contracts not designated as hedging instruments (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Investment Securities Available for Sale
	Privately Issued Mortgage-Backed Securities	Other Assets and Other Liabilities
	(In thousands)
2022
Balance — January 1, 2022	$—	$6,440
Total gains realized/unrealized:
Included in earnings	—	(34,396)	(a)
Transfers out of Level 3	—	(17,617)	(b)
Balance — December 31, 2022	$—	$(45,573)
Changes in unrealized gains included in earnings related to assets still held at December 31, 2022	$—	$(45,758)	(a)

2021
Balance — January 1, 2021	$16	$43,234
Total gains realized/unrealized:
Included in earnings	—	126,223	(a)
Settlements	(16)	—
Transfers out of Level 3	—	(163,017)	(b)
Balance — December 31, 2021	$—	$6,440
Changes in unrealized gains included in earnings related to assets still held at December 31, 2021	$—	$8,619	(a)

2020
Balance — January 1, 2020	$16	$10,740
Total gains realized/unrealized:
Included in earnings	—	194,469	(a)
Transfers out of Level 3	—	(161,975)	(b)
Balance — December 31, 2020	$16	$43,234
Changes in unrealized gains included in earnings related to assets still held at December 31, 2020	$—	$42,597	(a)

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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 15% to 90% with a weighted-average of 39% at December 31, 2022. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans, which at December 31, 2022 was 62%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $853 million at December 31, 2022 ($329 million and $524 million of which were classified as Level 2 and Level 3, respectively), $574 million at December 31, 2021 ($340 million and $234 million of which were classified as Level 2 and Level 3, respectively), and $652 million at December 31, 2020 ($339 million and $313 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized during the years ended December 31, 2022, 2021 and 2020 for partial charge-offs of loans and loan impairment reserves on loans held by the Company at the end of each of those years were decreases of $191 million, $53 million and $222 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at December 31, 2022 and December 31, 2021. Changes in fair value recognized during the years ended December 31, 2022, 2021 and 2020 for foreclosed assets held by the Company at the end of each of those years were not material.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $138 million required a valuation allowance of $24 million at December 31, 2021. There was no valuation allowance required at December 31, 2022. Significant unobservable inputs used in this Level 3 valuation included weighted-average prepayment speeds of 14.64% and a weighted-average option-adjusted spread of 900 basis points at December 31, 2021. Changes in fair value recognized for impairment of capitalized servicing rights were decreases in the valuation allowance of $24 million in 2022 and $6 million in 2021, compared with an increase of $23 million in 2020.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2022 and 2021:

	Fair Value	Valuation Technique	Unobservable Inputs / Assumptions	Range (Weighted- Average)
	(In thousands)
December 31, 2022
Recurring fair value measurements
Net other assets (liabilities) (a)	$(45,573)	Discounted cash flow	Commitment expirations	0% - 97% (3%)

December 31, 2021
Recurring fair value measurements
Net other assets (liabilities) (a)	$6,440	Discounted cash flow	Commitment expirations	0% - 80% (10%)

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

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following tables:

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,517,244	1,517,244	1,371,688	145,556	—
Interest-bearing deposits at banks	24,958,719	24,958,719	—	24,958,719	—
Federal funds sold	3,000	3,000	—	3,000	—
Trading account	117,847	117,847	117,847	—	—
Investment securities	25,210,871	24,056,322	145,289	23,860,445	50,588
Loans and leases:
Commercial loans and leases	41,850,566	41,139,985	—	—	41,139,985
Commercial real estate loans	45,364,571	43,214,646	—	130,652	43,083,994
Residential real estate loans	23,755,947	21,780,214	—	7,049,540	14,730,674
Consumer loans	20,593,079	20,093,523	—	—	20,093,523
Allowance for credit losses	(1,925,331)	—	—	—	—
Loans and leases, net	129,638,832	126,228,368	—	7,180,192	119,048,176
Accrued interest receivable	646,250	646,250	—	646,250	—
Financial liabilities:
Noninterest-bearing deposits	$(65,501,860)	(65,501,860)	—	(65,501,860)	—
Savings and interest-checking deposits	(87,911,463)	(87,911,463)	—	(87,911,463)	—
Time deposits	(10,101,545)	(10,143,110)	—	(10,143,110)	—
Short-term borrowings	(3,554,951)	(3,554,951)	—	(3,554,951)	—
Long-term borrowings	(3,964,537)	(3,926,489)	—	(3,926,489)	—
Accrued interest payable	(81,356)	(81,356)	—	(81,356)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(45,573)	(45,573)	—	—	(45,573)
Commitments to sell real estate loans	54,424	54,424	—	54,424	—
Other credit-related commitments	(148,772)	(148,772)	—	—	(148,772)
Interest rate swap agreements used for interest rate risk management	(7,892)	(7,892)	—	(7,892)	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(920,316)	(920,316)	—	(920,316)	—

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,337,577	1,337,577	1,205,269	132,308	—
Interest-bearing deposits at banks	41,872,304	41,872,304	—	41,872,304	—
Trading account	49,745	49,745	49,545	200	—
Investment securities	7,155,860	7,192,476	68,850	7,066,293	57,333
Loans and leases:
Commercial loans and leases	23,473,324	23,285,224	—	—	23,285,224
Commercial real estate loans	35,389,730	34,730,191	—	425,010	34,305,181
Residential real estate loans	16,074,445	16,160,799	—	4,524,018	11,636,781
Consumer loans	17,974,953	18,121,363	—	—	18,121,363
Allowance for credit losses	(1,469,226)	—	—	—	—
Loans and leases, net	91,443,226	92,297,577	—	4,949,028	87,348,549
Accrued interest receivable	335,162	335,162	—	335,162	—
Financial liabilities:
Noninterest-bearing deposits	$(60,131,480)	(60,131,480)	—	(60,131,480)	—
Savings and interest-checking deposits	(68,603,966)	(68,603,966)	—	(68,603,966)	—
Time deposits	(2,807,963)	(2,810,143)	—	(2,810,143)	—
Short-term borrowings	(47,046)	(47,046)	—	(47,046)	—
Long-term borrowings	(3,485,369)	(3,562,223)	—	(3,562,223)	—
Accrued interest payable	(40,866)	(40,866)	—	(40,866)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$6,440	6,440	—	—	6,440
Commitments to sell real estate loans	7,525	7,525	—	7,525	—
Other credit-related commitments	(123,032)	(123,032)	—	—	(123,032)
Interest rate swap agreements used for interest rate risk management	(207)	(207)	—	(207)	—
Interest rate and foreign exchange contracts not designated as hedging instruments	334,852	334,852	—	334,852	—

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

	December 31,	December 31,
	2022	2021
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$8,261,560	$5,693,045
Commercial real estate loans to be sold	348,701	324,943
Other commercial real estate	5,776,116	4,998,631
Residential real estate loans to be sold	31,208	233,257
Other residential real estate	505,121	924,211
Commercial and other	32,625,840	22,145,057
Standby letters of credit	2,376,644	2,151,595
Commercial letters of credit	65,066	31,981
Financial guarantees and indemnification contracts	4,022,432	4,211,797
Commitments to sell real estate loans	533,458	1,367,523

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $11.7 billion and $10.8 billion at December 31, 2022 and 2021, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.9 billion and $4.0 billion at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2022, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million at December 31, 2022. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. The Company continues to evaluate its indirect fixed and variable expenses included within the “All Other” category to determine if the expenses may be allocated to the Company’s various segments to support strategic business decisions by the Company’s executive leadership. As a result, in 2022 the Company performed the following: an allocation of incentive compensation; a refinement of consumption-driven services allocations including cybersecurity and modeling functions; an expanded allocation of franchise-type services such as risk management, data services and legal services; and a refinement in allocation of technology application costs in support of business activities. Additionally, certain lending relationships within the hospitality sector that had previously received oversight within the Commercial Banking segment were realigned to the Commercial Real Estate segment. Accordingly, financial information presented herein for 2021 and 2020 has been reclassified to provide segment information on a comparable basis, as noted in the following tables.

	For the Year Ended December 31, 2021
	Net Interest Income as Previously Reported	Impact of Changes	Net Interest Income as Reclassified	Provision for Credit Losses as Previously Reported	Impact of Changes	Provision for Credit Losses as Reclassified	Other Noninterest Expense as Previously Reported	Impact of Changes	Other Noninterest Expense as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$518,940	—	518,940	$10,928	—	10,928	$341,751	8,514	350,265	$213,464	(6,316)	207,148
Commercial Banking	854,264	(21,605)	832,659	101,060	(42,996)	58,064	384,505	7,063	391,568	493,723	5,279	499,002
Commercial Real Estate	643,415	21,605	665,020	67,405	42,996	110,401	276,791	12,235	289,026	372,326	(18,684)	353,642
Discretionary Portfolio	483,624	—	483,624	3,622	—	3,622	64,122	2,368	66,490	288,766	(1,757)	287,009
Residential Mortgage Banking	92,706	—	92,706	(562)	—	(562)	332,491	5,907	338,398	172,960	(4,292)	168,668
Retail Banking	1,125,953	—	1,125,953	55,692	—	55,692	804,762	24,120	828,882	341,486	(17,893)	323,593
All Other	105,876	—	105,876	(313,145)	—	(313,145)	1,082,993	(60,207)	1,022,786	(23,979)	43,663	19,684
Total	$3,824,778	—	3,824,778	$(75,000)	—	(75,000)	$3,287,415	—	3,287,415	$1,858,746	—	1,858,746

	For the Year Ended December 31, 2020
	Net Interest Income as Previously Reported	Impact of Changes	Net Interest Income as Reclassified	Provision for Credit Losses as Previously Reported	Impact of Changes	Provision for Credit Losses as Reclassified	Other Noninterest Expense as Previously Reported	Impact of Changes	Other Noninterest Expense as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$462,614	—	462,614	$25,928	—	25,928	$322,868	6,455	329,323	$159,220	(4,765)	154,455
Commercial Banking	864,149	(36,509)	827,640	73,099	(4,867)	68,232	375,769	7,053	382,822	508,472	(32,799)	475,673
Commercial Real Estate	673,894	36,509	710,403	107,210	4,867	112,077	256,428	12,099	268,527	381,828	18,625	400,453
Discretionary Portfolio	486,831	—	486,831	1,508	—	1,508	54,339	8,516	62,855	327,291	(6,290)	321,001
Residential Mortgage Banking	52,712	—	52,712	1,785	—	1,785	332,028	6,361	338,389	133,652	(4,700)	128,952
Retail Banking	1,204,309	—	1,204,309	108,268	—	108,268	764,262	45,407	809,669	365,261	(33,531)	331,730
All Other	121,808	—	121,808	482,202	—	482,202	959,258	(85,891)	873,367	(522,572)	63,460	(459,112)
Total	$3,866,317	—	3,866,317	$800,000	—	800,000	$3,064,952	—	3,064,952	$1,353,152	—	1,353,152

Information about the Company’s segments is presented in the accompanying table. Income statement amounts are in thousands of dollars. Balance sheet amounts are in millions of dollars.

	For the Years Ended December 31, 2022, 2021 and 2020
	Business Banking			Commercial Banking			Commercial Real Estate			Discretionary Portfolio
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net interest income (a)	$712,207	$518,940	$462,614	$1,338,552	$832,659	$827,640	$736,791	$665,020	$710,403	$163,695	$483,624	$486,831
Noninterest income (b)	150,298	123,854	103,837	406,708	294,172	270,772	207,280	226,991	214,386	(69,077)	(38,638)	(1,735)
	862,505	642,794	566,451	1,745,260	1,126,831	1,098,412	944,071	892,011	924,789	94,618	444,986	485,096
Provision for credit losses	17,154	10,928	25,928	72,200	58,064	68,232	(5,621)	110,401	112,077	5,156	3,622	1,508
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	—	1,060	1,060	—	—	—
Depreciation and other amortization	1,097	1,106	1,482	5,638	2,362	2,421	32,900	35,623	28,187	111	194	285
Other noninterest expense	421,052	350,265	329,323	667,282	391,568	382,822	343,205	289,026	268,527	77,996	66,490	62,855
Income (loss) before taxes	423,202	280,495	209,718	1,000,140	674,837	644,937	573,587	455,901	514,938	11,355	374,680	420,448
Income tax expense (benefit)	110,575	73,347	55,263	270,323	175,835	169,264	127,604	102,259	114,485	(5,181)	87,671	99,447
Net income (loss)	$312,627	$207,148	$154,455	$729,817	$499,002	$475,673	$445,983	$353,642	$400,453	$16,536	$287,009	$321,001
Average total assets (in millions) (b)	$7,597	$8,007	$8,152	$40,930	$27,096	$28,958	$30,599	$27,091	$27,172	$42,657	$22,262	$27,726
Capital expenditures (in millions)	$—	$1	$—	$1	$1	$—	$—	$—	$—	$—	$—	$—

	Residential Mortgage Banking			Retail Banking			All Other			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net interest income (a)	$41,137	$92,706	$52,712	$1,998,501	$1,125,953	$1,204,309	$831,073	$105,876	$121,808	$5,821,956	$3,824,778	$3,866,317
Noninterest income (b)	391,127	523,765	515,549	307,178	290,610	260,163	963,089	746,240	725,472	2,356,603	2,166,994	2,088,444
	432,264	616,471	568,261	2,305,679	1,416,563	1,464,472	1,794,162	852,116	847,280	8,178,559	5,991,772	5,954,761
Provision for credit losses	(1,569)	(562)	1,785	79,921	55,692	108,268	349,759	(313,145)	482,202	517,000	(75,000)	800,000
Amortization of core deposit and other intangible assets	—	—	—	—	—	—	55,624	9,107	13,809	55,624	10,167	14,869
Depreciation and other amortization	67,994	57,716	60,129	130,407	93,159	95,936	140,372	123,881	116,979	378,519	314,041	305,419
Other noninterest expense	343,947	338,398	338,389	1,240,805	828,882	809,669	1,522,006	1,022,786	873,367	4,616,293	3,287,415	3,064,952
Income (loss) before taxes	21,892	220,919	167,958	854,546	438,830	450,599	(273,599)	9,487	(639,077)	2,611,123	2,455,149	1,769,521
Income tax expense (benefit)	964	52,251	39,006	223,722	115,237	118,869	(108,547)	(10,197)	(179,965)	619,460	596,403	416,369
Net income (loss)	$20,928	$168,668	$128,952	$630,824	$323,593	$331,730	$(165,052)	$19,684	$(459,112)	$1,991,663	$1,858,746	$1,353,152
Average total assets (in millions) (b)	$3,986	$6,463	$4,038	$20,312	$17,897	$16,438	$44,171	$43,853	$22,996	$190,252	$152,669	$135,480
Capital expenditures (in millions)	$—	$1	$—	$122	$53	$34	$91	$93	$138	$214	$149	$172

(a)
Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $39,172,000 in 2022 , $14,731,000 in 2021 and $17,288,000 in 2020 and is eliminated in “All Other” net interest income and income tax expense (benefit).
(b)
Alignment of segment business activity also resulted in a reclassification of noninterest income from the Commercial Banking segment to the Commercial Real Estate segment of $8.8 million in 2021 and $6.0 million in 2020. Average total assets reclassified from the Commercial Banking segment to the Commercial Real Estate segment relating to lending relationships in the hospitality sector totaled $1.46 billion and $1.38 billion in 2021 and 2020, respectively.

The Business Banking segment provides deposit, lending, cash management and other financial services to small businesses and professionals through the Company’s banking office network and several other delivery channels, including business banking centers, telephone banking, Internet banking and automated teller machines. The Commercial Banking segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets the Company serves. Among the services provided by this segment are commercial lending and leasing, letters of credit, deposit products and cash management services. The Commercial Real Estate segment provides credit services which are secured by various types of multifamily residential and commercial real estate and deposit services to its customers. Activities of this segment include the origination, sales and servicing of commercial real estate loans. Commercial real estate loans held for sale are included in the Commercial Real Estate Segment. The Discretionary Portfolio segment includes securities; residential real estate loans and other assets; short-term and long-term borrowed funds; brokered deposits; and, through June 2021, Cayman Islands branch deposits. This segment also provides foreign exchange services to customers. The Residential Mortgage Banking segment originates and services residential real estate loans for consumers and sells substantially all originated loans in the secondary market to investors or to the Discretionary Portfolio segment. The segment periodically purchases servicing rights to loans that have been originated by other entities. Residential real estate loans held for sale are included in the Residential Mortgage Banking segment. The Retail Banking segment offers a variety of services to consumers through several delivery channels that include banking offices, automated teller machines, and telephone, mobile and Internet banking. The “All Other” category includes other operating activities of the Company that are not directly attributable to the reported segments; the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from acquisitions of financial institutions; merger-related gains and expenses resulting from acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain nonrecurring transactions; and the residual effects of unallocated support systems and general and administrative expenses.

The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31
	2022	2021	2020
	(In thousands)

Revenues	$(52,865)	$(55,556)	$(47,604)
Expenses	(15,273)	(13,599)	(14,038)
Income taxes	(9,736)	(10,846)	(8,824)
Net income	(27,856)	(31,111)	(24,742)

The Company conducts substantially all of its operations in the United States. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

24. Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2022, approximately $1.07 billion was available for payment of dividends to M&T from banking subsidiaries. M&T may pay dividends and repurchase stock only in accordance with a capital plan that the Federal Reserve Board has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

M&T and its subsidiary banks are required to comply with applicable capital adequacy regulations established by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Pursuant to the rules in effect as of December 31, 2022, the required minimum and well capitalized capital ratios are as follows:

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

Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a stress capital buffer requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 and for each entity was 2.5% of risk-weighted assets through September 30, 2022. In June 2022, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2022, M&T's stress capital buffer of 4.7% became effective.

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2022 and 2021 are presented below:

	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
	(Dollars in thousands)
December 31, 2022:
CET1 capital
Amount	$15,562,037	$16,673,578	$585,968
Ratio(a)	10.44%	11.23%	254.50%
Tier 1 capital
Amount	17,572,586	16,673,578	585,968
Ratio(a)	11.79%	11.23%	254.50%
Total capital
Amount	20,259,735	18,887,691	586,879
Ratio(a)	13.60%	12.72%	254.90%
Leverage
Amount	17,572,586	16,673,578	585,968
Ratio(b)	9.23%	8.77%	85.73%
December 31, 2021:
CET1 capital
Amount	$11,844,833	$12,378,354	$779,521
Ratio(a)	11.42%	11.98%	31.22%
Tier 1 capital
Amount	13,594,782	12,378,354	779,521
Ratio(a)	13.11%	11.98%	31.22%
Total capital
Amount	15,902,833	14,170,434	780,791
Ratio(a)	15.33%	13.71%	31.27%
Leverage
Amount	13,594,782	12,378,354	779,521
Ratio(b)	8.87%	8.11%	6.23%

(a)
The ratio of capital to risk-weighted assets, as defined by regulation.
(b)
The ratio of capital to average assets, as defined by regulation.

25. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC (“BLG”), a privately-held commercial mortgage company. That investment had no remaining carrying value at December 31, 2022 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations. That income totaled $30 million in each of 2022 and 2021, compared with $53 million in 2020.

Bayview Financial Holdings, L.P. (together with its affiliates, “Bayview Financial”), a privately-held specialty financial company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.4 billion and $1.6 billion at December 31, 2022 and 2021, respectively. Revenues from those servicing rights were $8 million, $9 million and $10 million during 2022, 2021 and 2020, respectively. The Company sub-services residential mortgage loans for Bayview

Financial having outstanding principal balances of $96.0 billion and $74.7 billion at December 31, 2022 and 2021, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $154 million, $153 million and $129 million in 2022, 2021 and 2020, respectively. In addition, the Company held $50 million and $62 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2022 and 2021, respectively, that were securitized by Bayview Financial. At December 31, 2022, the Company held $368 million of Bayview Financial’s $2.3 billion syndicated loan facility. In 2021 the Company purchased $965 million of delinquent FHA guaranteed mortgage loans, including past due accrued interest, from Bayview Financial for $1.0 billion. The servicing rights for such loans were retained by Bayview Financial, but the Company continues to sub-service the loans.

26. Parent company financial statements

Condensed Balance Sheet

	December 31
	2022	2021
	(In thousands)
Assets
Cash in subsidiary bank	$130,311	$92,836
Due from consolidated bank subsidiaries:
Money-market savings	1,690,157	1,335,857
Current income tax receivable	3,501	754
Total due from consolidated bank subsidiaries	1,693,658	1,336,611
Investments in consolidated subsidiaries:
Banks	25,005,239	17,533,772
Other	379,906	220,496
Investments in trust preferred entities (note 20)	22,457	22,672
Other assets	92,802	98,010
Total assets	$27,324,373	$19,304,397
Liabilities
Accrued expenses and other liabilities	$172,001	$103,242
Long-term borrowings	1,834,382	1,297,750
Total liabilities	2,006,383	1,400,992
Shareholders’ equity	25,317,990	17,903,405
Total liabilities and shareholders’ equity	$27,324,373	$19,304,397

Condensed Statement of Income

	Year Ended December 31
	2022	2021	2020
	(In thousands, except per share)
Income
Dividends from consolidated subsidiaries	$2,508,083	$1,025,000	$708,500
Income from Bayview Lending Group LLC	30,000	30,000	52,940
Other income	(6,952)	2,530	5,110
Total income	2,531,131	1,057,530	766,550
Expense
Interest on short-term borrowings	6,024	-	-
Interest on long-term borrowings	57,565	24,073	31,924
Other expense	50,016	35,406	33,704
Total expense	113,605	59,479	65,628
Income before income taxes and equity in undistributed income of subsidiaries	2,417,526	998,051	700,922
Income tax credits	22,477	6,052	1,984
Income before equity in undistributed income of subsidiaries	2,440,003	1,004,103	702,906
Equity in undistributed income of subsidiaries
Net income of subsidiaries	2,059,743	1,879,643	1,358,746
Less: dividends received	(2,508,083)	(1,025,000)	(708,500)
Equity in undistributed income of subsidiaries	(448,340)	854,643	650,246
Net income	$1,991,663	$1,858,746	$1,353,152
Net income per common share
Basic	$11.59	$13.81	$9.94
Diluted	11.53	13.80	9.94

Condensed Statement of Cash Flows

	Year Ended December 31
	2022	2021	2020
	(In thousands)
Cash flows from operating activities
Net income	$1,991,663	$1,858,746	$1,353,152
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	448,340	(854,643)	(650,246)
Provision for deferred income taxes	7,487	10,356	1,079
Net change in accrued income and expense	7,742	(23,047)	(24,206)
Net cash provided by operating activities	2,455,232	991,412	679,779
Cash flows from investing activities
Net investment in consolidated subsidiaries	53,958	(199,000)	125,654
Acquisition, net of cash consideration	537,978	—	—
Other, net	24,401	(2,777)	50,396
Net cash provided (used) by investing activities	616,337	(201,777)	176,050
Cash flows from financing activities
Repayment of short-term borrowings assumed in acquisition	(500,000)	—	—
Proceeds from long-term borrowings	499,250	—	—
Purchases of treasury stock	(1,800,000)	—	(373,750)
Dividends paid — common	(784,089)	(580,260)	(568,112)
Dividends paid — preferred	(96,927)	(68,200)	(68,256)
Proceeds from issuance of Series I preferred stock	—	495,000	—
Other, net	1,972	(7,551)	(5,992)
Net cash used by financing activities	(2,679,794)	(161,011)	(1,016,110)
Net increase (decrease) in cash and cash equivalents	391,775	628,624	(160,281)
Cash and cash equivalents at beginning of year	1,428,693	800,069	960,350
Cash and cash equivalents at end of year	$1,820,468	$1,428,693	$800,069
Supplemental disclosure of cash flow information
Interest received during the year	$1,332	$1,165	$1,493
Interest paid during the year	49,419	20,457	30,913
Income taxes received during the year	28,153	53,067	11,528

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
Standards Not Yet Adopted as of December 31, 2022
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in a Business Combination

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2022.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting. Management has excluded processes and controls of People’s United that have not yet been converted to M&T's systems or processes from its assessment of internal control over financial reporting for the year ended December 31, 2022. Assets and liabilities associated with those processes and procedures as of December 31, 2022 include loans and leases of $5.8 billion, other assets of $107 million and other liabilities of $184 million. Approximately $280 million of total revenues for the nine months ended December 31, 2022 was contributed from business activities of People's United that have not yet been converted to M&T's systems or processes.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be furnished pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in M&T’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of 2022 (the “2023 Proxy Statement”). The information concerning M&T’s directors will appear under the caption “NOMINEES FOR DIRECTOR” in the 2023 Proxy Statement. The information concerning M&T’s Code of Ethics for CEO and Senior Financial Officers will appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2023

Proxy Statement. The information regarding the procedures by which shareholders can recommend director nominees as well as M&T’s Audit Committee, including “audit committee financial experts,” will also appear under the caption “CORPORATE GOVERNANCE OF M&T BANK CORPORATION.” The information concerning compliance with Section 16(a) of the Exchange Act will appear, if necessary, under the caption “STOCK OWNERSHIP INFORMATION.” Such information is incorporated herein by reference.

The information concerning M&T’s executive officers is presented under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required to be furnished pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will appear under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “COMPENSATION AND HUMAN CAPITAL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “COMPENSATION AND HUMAN CAPITAL COMMITTEE REPORT” in the 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to Item 403 of Regulation S-K will appear under the caption “STOCK OWNERSHIP INFORMATION” in the 2023 Proxy Statement. Such information is incorporated herein by reference.

The information required to be furnished pursuant to Item 201(d) concerning equity compensation plans is presented under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to Items 404 and 407(a) of Regulation S-K will appear under the caption “TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS” and “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required to be furnished by Item 9(e) of Schedule 14A will appear under the caption “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION FOR THE YEAR ENDING DECEMBER 31, 2023” in the 2023 Proxy Statement. Such information is incorporated herein by reference.

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

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated February 21, 2021, by and among M&T Bank Corporation, Bridge Merger Corp., a direct, wholly owned subsidiary of M&T Bank Corporation, and People’s United Financial, Inc. Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of M&T Bank Corporation filed on February 25, 2021. (File No. 1-9861).

3.1	Restated Certificate of Incorporation of M&T Bank Corporation, effective November 16, 2022. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 18, 2022 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective November 15, 2022. Incorporated by reference to Exhibit 3.2 to the Form 8-K dated November 18, 2022 (File No. 1-9861).
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

4.2	Description of Registrant’s Securities. Filed herewith.
10.1	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9861).*
10.2	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9861).*
10.3

Amendment No. 1 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.4 of M&T Bank Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-9861).*

10.4

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

10.7

Amendment No. 2 to M&T Bank Corporation Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.8 of M&T Bank Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-9861).*

10.8	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2016 (File No. 1-9861).*
10.9	M&T Bank Corporation 2019 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 7, 2019 (File No. 1-9861).*
10.10

M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.1 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2019 (File No. 1-9861).*

10.11

M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.1 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2020 (File No. 1-9861).*

10.12

Amendment No. 3 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.2 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2020 (File No. 1-9861).*

10.13	M&T Bank Corporation Leadership Retirement Savings Plan. Incorporated by reference to Exhibit 10.3 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2020 (File No. 1-9861).*
10.14

M&T Bank Corporation Form of Performance-Hurdled Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.24 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-9861).*

10.15	M&T Bank Corporation Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.25 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-9861).*
10.16

M&T Bank Corporation Form of Directors’ Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.1 to M&T Bank Corporation’s Form 10-Q for the quarter ended June 30, 2021 (File No. 1-9861).*

10.17	M&T Bank Corporation Form of Directors’ Restricted Stock Unit Award Agreement (one-year vesting). Filed herewith.*
10.18

M&T Bank Corporation Voluntary Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.28 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2021. (File No. 1-9861).*

10.19

Non-Competition and Non-Solicitation Agreement, dated as of February 21, 2021, by and between John P. Barnes and People’s United Financial, Inc. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of M&T Bank Corporation filed on April 4, 2022. (File No. 1-9861).*

10.20

Non-Competition and Non-Solicitation Agreement, dated as of February 21, 2021, by and between Kirk W. Walters and People’s United Financial, Inc. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of M&T Bank Corporation filed on April 4, 2022. (File No. 1-9861).*

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
23.1

Consent of PricewaterhouseCoopers LLP re: Registration Statements on Form S-3 (No. 333-259888) and Form S-8 (Nos.33-32044, 333-43175, 333-16077, 333-40640, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740, 333-189099, 333-184504, 333-189097, 333-184411, 333-231217, 333-254786, 333-264099, 333-254962 and 333-264392). Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.
101.DEF	Inline XBRL Taxonomy Definition Linkbase. Filed herewith.
104	The cover page from M&T Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement.

(c) Additional financial statement schedules. None.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2023.

M&T BANK CORPORATION

By:	/s/ René F. Jones
René F. Jones Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ René F. Jones	Chairman of the Board and	February 22, 2023
René F. Jones	Chief Executive Officer

Principal Financial Officer:

/s/ Darren J. King	Senior Executive Vice President and	February 22, 2023
Darren J. King	Chief Financial Officer

Principal Accounting Officer:

/s/ Michael R. Spychala	Executive Vice President	February 22, 2023
Michael R. Spychala	and Controller

A majority of the board of directors:

/s/ John P. Barnes	February 22, 2023
John P. Barnes

/s/ Robert T. Brady Robert T. Brady	February 22, 2023

/s/ Carlton J. Charles Carlton J. Charles	February 22, 2023

/s/ Jane Chwick	February 22, 2023
Jane Chwick

/s/ William F. Cruger, Jr.	February 22, 2023
William F. Cruger, Jr.

/s/ T. Jefferson Cunningham III	February 22, 2023
T. Jefferson Cunningham III

/s/ Gary N. Geisel	February 22, 2023

Gary N. Geisel

/s/ Leslie V. Godridge	February 22, 2023
Leslie V. Godridge

Richard H. Ledgett, Jr.	February 22, 2023

/s/ Melinda R. Rich Melinda R. Rich	February 22, 2023

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 22, 2023

/s/ Denis J. Salamone Denis J. Salamone	February 22, 2023

/s/ John R. Scannell John R. Scannell	February 22, 2023

/s/ Rudina Seseri Rudina Seseri	February 22, 2023

/s/ Kirk W. Walters Kirk W. Walters	February 22, 2023

/s/ Herbert L. Washington Herbert L. Washington	February 22, 2023