Form 10-Q
period 2023-03-31
M&T BANK CORP
filed 2023-05-05
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on May 1, 2023: 165,869,832 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share)	2023	2022
Assets
Cash and due from banks	$1,817,740	$1,517,244
Interest-bearing deposits at banks	22,306,425	24,958,719
Federal funds sold	—	3,000
Trading account	165,216	117,847
Investment securities
Available for sale (cost: $11,393,916 at March 31, 2023; $11,193,152 at December 31, 2022)	11,038,922	10,748,961
Held to maturity (fair value: $15,204,461 at March 31, 2023; $12,375,420 at December 31, 2022)	16,201,571	13,529,969
Equity and other securities (cost: $1,204,957 at March 31, 2023; $933,766 at December 31, 2022)	1,202,716	931,941
Total investment securities	28,443,209	25,210,871
Loans and leases	133,531,052	132,074,156
Unearned discount	(593,360)	(509,993)
Loans and leases, net of unearned discount	132,937,692	131,564,163
Allowance for credit losses	(1,975,110)	(1,925,331)
Loans and leases, net	130,962,582	129,638,832
Premises and equipment	1,664,021	1,653,628
Goodwill	8,490,089	8,490,089
Core deposit and other intangible assets	192,166	209,374
Accrued interest and other assets	8,914,959	8,930,237
Total assets	$202,956,407	$200,729,841
Liabilities
Noninterest-bearing deposits	$59,955,033	$65,501,860
Savings and interest-checking deposits	86,282,685	87,911,463
Time deposits	12,837,522	10,101,545
Total deposits	159,075,240	163,514,868
Short-term borrowings	6,995,302	3,554,951
Accrued interest and other liabilities	4,045,804	4,377,495
Long-term borrowings	7,462,890	3,964,537
Total liabilities	177,579,236	175,411,851
Shareholders' equity
Preferred stock, $1.00 par, 20,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at March 31, 2023 and December 31, 2022; Liquidation preference of $10,000 per share: 140,000 shares at March 31, 2023 and December 31, 2022; Liquidation preference of $25 per share: 10,000,000 shares at March 31, 2023 and December 31, 2022	2,010,600	2,010,600
Common stock, $.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at March 31, 2023 and December 31, 2022	89,718	89,718
Common stock issuable, 11,998 shares at March 31, 2023; 14,031 shares at December 31, 2022	957	1,112
Additional paid-in capital	9,986,325	10,002,891
Retained earnings	16,212,095	15,753,978
Accumulated other comprehensive income (loss), net	(645,005)	(790,030)
Treasury stock — common, at cost — 13,583,874 shares at March 31, 2023; 10,165,419 shares at December 31, 2022	(2,277,519)	(1,750,279)
Total shareholders’ equity	25,377,171	25,317,990
Total liabilities and shareholders’ equity	$202,956,407	$200,729,841

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31
(In thousands, except per share)	2023	2022
Interest income
Loans and leases, including fees	$1,849,656	$870,600
Investment securities
Fully taxable	181,587	39,132
Exempt from federal taxes	16,611	50
Deposits at banks	278,417	18,280
Other	714	194
Total interest income	2,326,985	928,256
Interest expense
Savings and interest-checking deposits	277,068	6,747
Time deposits	89,197	1,397
Short-term borrowings	57,776	1
Long-term borrowings	84,680	15,937
Total interest expense	508,721	24,082
Net interest income	1,818,264	904,174
Provision for credit losses	120,000	10,000
Net interest income after provision for credit losses	1,698,264	894,174
Other income
Mortgage banking revenues	84,985	109,148
Service charges on deposit accounts	113,546	101,507
Trust income	193,802	169,213
Brokerage services income	24,041	20,190
Trading account and other non-hedging derivative gains	11,675	5,369
Gain (loss) on bank investment securities	(416)	(743)
Other revenues from operations	159,500	136,203
Total other income	587,133	540,887
Other expense
Salaries and employee benefits	807,942	577,520
Equipment and net occupancy	126,904	85,812
Outside data processing and software	105,780	79,719
FDIC assessments	29,758	15,576
Advertising and marketing	31,063	16,024
Printing, postage and supplies	14,183	10,150
Amortization of core deposit and other intangible assets	17,208	1,256
Other costs of operations	226,392	173,684
Total other expense	1,359,230	959,741
Income before taxes	926,167	475,320
Income taxes	224,543	113,146
Net income	$701,624	$362,174
Net income available to common shareholders
Basic	$675,508	$339,589
Diluted	675,511	339,590
Net income per common share
Basic	$4.03	$2.63
Diluted	4.01	2.62
Average common shares outstanding
Basic	167,732	128,945
Diluted	168,410	129,416

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
(In thousands)	2023	2022

Net income	$701,624	$362,174
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	65,140	(136,367)
Cash flow hedges adjustments	80,933	(114,061)
Foreign currency translation adjustments	1,194	(1,648)
Defined benefit plans liability adjustments	(2,242)	2,269
Total other comprehensive income (loss)	145,025	(249,807)
Total comprehensive income	$846,649	$112,367

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$701,624	$362,174
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	120,000	10,000
Depreciation and amortization of premises and equipment	75,501	56,739
Amortization of capitalized servicing rights	19,832	25,316
Amortization of core deposit and other intangible assets	17,208	1,256
Provision for deferred income taxes	11,380	4,151
Asset write-downs	780	252
Net gain on sales of assets	(11,515)	(4,768)
Net change in accrued interest receivable, payable	54,789	15,748
Net change in other accrued income and expense	(42,828)	(99,163)
Net change in loans originated for sale	(274,222)	434,520
Net change in trading account and other non-hedging derivative assets and liabilities	(244,736)	489,545
Net cash provided by operating activities	427,813	1,295,770
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	521,275	4,593
Proceeds from maturities of investment securities
Available for sale	141,173	220,320
Held to maturity	281,245	120,032
Purchases of investment securities
Available for sale	(337,196)	(2,156,662)
Held to maturity	(2,947,627)	(566,119)
Equity and other securities	(792,465)	(10,966)
Net (increase) decrease in loans and leases	(1,166,228)	637,624
Net decrease in interest-bearing deposits at banks	2,652,294	5,846,922
Capital expenditures, net	(55,411)	(27,910)
Net decrease in loan servicing advances	206,668	342,947
Other, net	(251,440)	(215,201)
Net cash provided (used) by investing activities	(1,747,712)	4,195,580
Cash flows from financing activities
Net decrease in deposits	(4,440,810)	(5,224,696)
Net increase in short-term borrowings	3,440,351	3,261
Proceeds from long-term borrowings	3,485,675	—
Payments on long-term borrowings	(96)	(49)
Purchases of treasury stock	(594,000)	—
Dividends paid — common	(220,517)	(156,657)
Dividends paid — preferred	(33,554)	(30,718)
Other, net	(19,654)	(8,608)
Net cash provided (used) by financing activities	1,617,395	(5,417,467)
Net increase in cash, cash equivalents and restricted cash	297,496	73,883
Cash, cash equivalents and restricted cash at beginning of period	1,520,244	1,337,577
Cash, cash equivalents and restricted cash at end of period	$1,817,740	$1,411,460
Supplemental disclosure of cash flow information
Interest received during the period	$2,289,226	$978,682
Interest paid during the period	410,419	40,683
Income taxes paid during the period	22,474	33,638
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$7,088	$4,598
Additions to right-of-use assets under operating leases	30,536	16,458

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
2023
Balance — January 1, 2023	$2,010,600	$89,718	$1,112	$10,002,891	$15,753,978	$(790,030)	$(1,750,279)	$25,317,990
Total comprehensive income	—	—	—	—	701,624	145,025	—	846,649
Preferred stock cash dividends (a)	—	—	—	—	(24,941)	—	—	(24,941)
Purchases of treasury stock (b)	—	—	—	—	—	—	(599,940)	(599,940)
Stock-based compensation transactions, net (b)	—	—	(155)	(16,566)	(471)	—	72,700	55,508
Common stock cash dividends — $1.30 per share	—	—	—	—	(218,095)	—	—	(218,095)
Balance — March 31, 2023	$2,010,600	$89,718	$957	$9,986,325	$16,212,095	$(645,005)	$(2,277,519)	$25,377,171

2022
Balance — January 1, 2022	$1,750,000	$79,871	$1,212	$6,635,000	$14,646,448	$(127,578)	$(5,081,548)	$17,903,405
Total comprehensive income	—	—	—	—	362,174	(249,807)	—	112,367
Preferred stock cash dividends (a)	—	—	—	—	(21,765)	—	—	(21,765)
Stock-based compensation transactions, net	—	—	(138)	(23,341)	(330)	—	61,678	37,869
Common stock cash dividends — $1.20 per share	—	—	—	—	(155,856)	—	—	(155,856)
Balance — March 31, 2022	$1,750,000	$79,871	$1,074	$6,611,659	$14,830,671	$(377,385)	$(5,019,870)	$17,876,020

(a)
For the three-month period ended March 31, 2023, dividends per preferred share were: Preferred Series E - $16.125; Preferred Series F - $128.125; Preferred Series Preferred Series G - $125.00; Preferred Series H - $0.3516; and Preferred Series I - $87.50. Dividends per preferred share for the three months ended March 31, 2022 were: Preferred Series E - $16.125; Preferred Series F - $128.125; Preferred Series Preferred Series G - $125.00; and Preferred Series I - $94.306.
(b)
Effective January 1, 2023 amounts are inclusive of 1% U.S. government excise taxes receivable or payable.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated interim financial statements of M&T Bank Corporation (“M&T”) and subsidiaries (“the Company”) were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in note 1 of Notes to Financial Statements included in Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”), except as disclosed in note 16 of Notes to Financial Statements herein. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

2. Acquisition and divestiture

Acquisition

On April 1, 2022, M&T completed the acquisition of People's United Financial, Inc. ("People's United"). Through subsidiaries, People's United provided commercial banking, retail banking and wealth management services to individual, corporate and municipal customers through a network of branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. Following the merger, People's United Bank, National Association, a national banking association and a wholly owned subsidiary of People's United, merged with and into Manufacturers and Traders Trust Company ("M&T Bank"), the principal banking subsidiary of M&T, with M&T Bank as the surviving entity. The results of operations acquired from People's United have been included in the Company's financial results since April 1, 2022.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisition and divestiture, continued

The People’s United transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and preferred stock converted were recorded at estimated fair value on the acquisition date. The consideration paid for People’s United common equity and the amounts of identifiable assets acquired, liabilities assumed and preferred stock converted as of the acquisition date follows.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisition and divestiture, continued

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

Pro forma
Three months ended March 31, 2022
(In thousands)
Total revenues (a)	$1,931,788
Net income	369,404

(a)
Represents the total of net interest income and other income.

In connection with the People’s United acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services, temporary help fees and other costs associated with actual or planned systems conversions and/or integration of operations and the introduction of the Company to its new customers; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former People’s United employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices. The Company did not incur any People's United merger-related expenses during the first quarter of 2023. Merger-related expenses incurred in the three months ended March 31, 2022 totaled approximately $17 million and consisted predominantly of professional services, including legal expenses and technology-related activities to prepare for planned integration efforts.

Divestiture

On December 19, 2022 the Company announced that it had entered into a definitive agreement to sell its Collective Investment Trust ("CIT") business to a private equity firm. The transaction was completed in April 2023. The Company will recognize a pre-tax gain on the sale of approximately $225 million in the second quarter of 2023. Prior to the sale, the CIT business contributed $45 million and $42 million to trust income in the first three months of 2023 and 2022, respectively. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in those periods.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,918,648	$1,378	$187,327	$7,732,699
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	664,788	465	17,059	648,194
Residential	2,634,142	1,011	141,448	2,493,705
Other debt securities	176,338	216	12,230	164,324
	11,393,916	3,070	358,064	11,038,922
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,056,675	—	35,427	1,021,248
Obligations of states and political subdivisions	2,564,095	36	72,224	2,491,907
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,027,911	—	106,970	1,920,941
Residential	10,503,208	11,462	796,479	9,718,191
Privately issued	47,956	9,451	6,959	50,448
Other debt securities	1,726	—	—	1,726
	16,201,571	20,949	1,018,059	15,204,461
Total debt securities	$27,595,487	$24,019	$1,376,123	$26,243,383
Equity and other securities:
Readily marketable equity — at fair value	$297,461	$1,821	$4,062	$295,220
Other — at cost	907,496	—	—	907,496
Total equity and other securities	$1,204,957	$1,821	$4,062	$1,202,716

December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,913,932	$200	$243,172	$7,670,960
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	594,779	—	20,480	574,299
Residential	2,501,334	65	171,281	2,330,118
Other debt securities	183,107	250	9,773	173,584
	11,193,152	515	444,706	10,748,961
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,054,035	—	45,747	1,008,288
Obligations of states and political subdivisions	2,577,078	4	116,512	2,460,570
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	912,431	—	103,528	808,903
Residential	8,934,918	1,451	891,063	8,045,306
Privately issued	49,742	8,833	7,987	50,588
Other debt securities	1,765	—	—	1,765
	13,529,969	10,288	1,164,837	12,375,420
Total debt securities	$24,723,121	$10,803	$1,609,543	$23,124,381
Equity and other securities:
Readily marketable equity — at fair value	$153,283	$2,120	$3,945	$151,458
Other — at cost	780,483	—	—	780,483
Total equity and other securities	$933,766	$2,120	$3,945	$931,941

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the quarters ended March 31, 2023 and 2022. Unrealized losses on equity securities are included in gain (loss) on bank investment securities in the consolidated statement of income.

At March 31, 2023, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$1,871,549	$1,824,693
Due after one year through five years	6,142,735	5,999,076
Due after five years through ten years	50,702	47,804
Due after ten years	30,000	25,450
	8,094,986	7,897,023
Mortgage-backed securities available for sale	3,298,930	3,141,899
	$11,393,916	$11,038,922
Debt securities held to maturity:
Due in one year or less	$86,180	$85,572
Due after one year through five years	1,120,699	1,084,851
Due after five years through ten years	1,143,823	1,130,492
Due after ten years	1,271,794	1,213,966
	3,622,496	3,514,881
Mortgage-backed securities held to maturity	12,579,075	11,689,580
	$16,201,571	$15,204,461

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of March 31, 2023 and December 31, 2022 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$4,257,631	$75,505	$3,251,259	$111,822
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	615,024	16,985	2,120	74
Residential	660,250	25,055	1,704,875	116,393
Other debt securities	66,072	3,261	92,417	8,969
	5,598,977	120,806	5,050,671	237,258
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,021,248	35,427	—	—
Obligations of states and political subdivisions	576,759	5,041	1,867,537	67,183
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,739,336	106,970	—	—
Residential	5,613,759	446,267	2,464,780	350,212
Privately issued	2,039	110	35,380	6,849
	8,953,141	593,815	4,367,697	424,244
Total	$14,552,118	$714,621	$9,418,368	$661,502

December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,706,413	$183,760	$841,945	$59,412
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	574,299	20,480	—	—
Residential	2,295,873	169,489	28,305	1,792
Other debt securities	93,458	3,604	73,280	6,169
	9,670,043	377,333	943,530	67,373
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,008,288	45,747	—	—
Obligations of states and political subdivisions	2,449,420	116,512	—	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	808,903	103,528	—	—
Residential	6,292,462	619,403	1,319,300	271,660
Privately issued	—	—	35,661	7,987
	10,559,073	885,190	1,354,961	279,647
Total	$20,229,116	$1,262,523	$2,298,491	$347,020

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

The Company owned 4,132 individual debt securities with aggregate gross unrealized losses of $1.4 billion at March 31, 2023. Based on a review of each of the securities in the investment securities portfolio at March 31, 2023, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2023, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At March 31, 2023, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $907 million of cost method equity securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at March 31, 2023 or December 31, 2022.

At March 31, 2023 and December 31, 2022 investment securities with carrying values of $9.0 billion (including $1.2 billion related to repurchase transactions) and $7.9 billion (including $567 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits.

4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of March 31, 2023 and December 31, 2022 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
March 31, 2023
Commercial, financial, leasing, etc.	$42,825,221	$489,322	$61,550	$382,268	$43,758,361
Real estate:
Commercial	35,250,019	399,114	37,137	1,516,655	37,202,925
Residential builder and developer	1,126,693	111,894	—	3,303	1,241,890
Other commercial construction	6,231,642	242,226	10,843	143,015	6,627,726
Residential	21,726,963	496,225	292,950	253,646	22,769,784
Residential — limited documentation	925,180	26,046	—	68,935	1,020,161
Consumer:
Home equity lines and loans	4,751,822	26,679	—	80,766	4,859,267
Recreational finance	9,066,587	48,448	—	34,186	9,149,221
Automobile	4,249,035	35,270	—	26,842	4,311,147
Other	1,928,364	16,686	4,977	47,183	1,997,210
Total	$128,081,526	$1,891,910	$407,457	$2,556,799	$132,937,692

December 31, 2022
Commercial, financial, leasing, etc.	$40,982,398	$448,462	$72,502	$347,204	$41,850,566
Real estate:
Commercial	34,972,627	311,188	67,696	1,396,662	36,748,173
Residential builder and developer	1,304,798	8,703	—	1,229	1,314,730
Other commercial construction	6,936,661	239,521	549	124,937	7,301,668
Residential	21,491,506	595,897	345,402	272,090	22,704,895
Residential — limited documentation	950,782	22,456	—	77,814	1,051,052
Consumer:
Home equity lines and loans	4,891,311	30,787	—	84,788	5,006,886
Recreational finance	8,974,171	54,593	—	44,630	9,073,394
Automobile	4,393,206	44,486	—	39,584	4,477,276
Other	1,958,196	22,961	4,869	49,497	2,035,523
Total	$126,855,656	$1,779,054	$491,018	$2,438,435	$131,564,163

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $152 million and $32 million at March 31, 2023 and December 31, 2022, respectively. Commercial real estate loans held for sale were $321 million at March 31, 2023 and $131 million at December 31, 2022.

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

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. Factors considered in assigning loan grades include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information. The Company’s policy is that at least annually, updated financial information be obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s credit personnel review all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied at March 31, 2023 to the various classes of the Company’s commercial loans and commercial real estate loans and gross charge-offs for those types of loans for the three months ended March 31, 2023 by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$2,250,004	8,170,214	4,708,911	1,809,434	1,606,622	2,562,970	20,254,352	42,666	$41,405,173
Criticized accrual	42,754	280,361	271,872	190,293	134,573	305,353	726,296	19,418	1,970,920
Criticized nonaccrual	258	24,490	44,960	32,392	27,903	92,676	152,114	7,475	382,268
Total commercial, financial, leasing, etc.	$2,293,016	8,475,065	5,025,743	2,032,119	1,769,098	2,960,999	21,132,762	69,559	$43,758,361
Gross charge-offs	$107	4,104	3,405	2,753	2,303	5,557	773	—	$19,002

Real estate:
Commercial:
Loan grades:
Pass	$1,325,649	3,942,090	3,262,243	3,261,936	4,618,336	13,821,937	765,232	—	$30,997,423
Criticized accrual	2,491	385,474	463,714	344,587	800,868	2,662,161	29,552	—	4,688,847
Criticized nonaccrual	—	27,340	26,015	260,829	247,845	932,736	21,890	—	1,516,655
Total commercial real estate	$1,328,140	4,354,904	3,751,972	3,867,352	5,667,049	17,416,834	816,674	—	$37,202,925
Gross charge-offs	$—	—	—	—	26,390	2,478	—	—	$28,868

Residential builder and developer:
Loan grades:
Pass	$83,843	602,093	175,624	11,345	18,198	14,911	120,680	—	$1,026,694
Criticized accrual	987	8,381	25,225	4,161	113,186	30,928	29,025	—	211,893
Criticized nonaccrual	—	1	720	—	518	2,064	—	—	3,303
Total residential builder and developer	$84,830	610,475	201,569	15,506	131,902	47,903	149,705	—	$1,241,890
Gross charge-offs	$—	—	—	—	—	11	1,506	—	$1,517

Other commercial construction:
Loan grades:
Pass	$155,587	1,193,762	1,064,242	1,125,568	873,449	370,721	28,802	—	$4,812,131
Criticized accrual	196	26,116	124,624	325,712	796,275	399,657	—	—	1,672,580
Criticized nonaccrual	—	—	9,976	43,194	61,154	26,265	2,426	—	143,015
Total other commercial construction	$155,783	1,219,878	1,198,842	1,494,474	1,730,878	796,643	31,228	—	$6,627,726
Gross charge-offs	$—	—	—	—	—	—	—	—	$—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at March 31, 2023 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three months ended March 31, 2023 by origination year follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$497,138	5,056,599	3,968,015	2,722,670	1,360,032	8,098,258	24,251	—	$21,726,963
30-89 days past due	1,408	55,995	50,487	25,710	19,711	340,852	2,062	—	496,225
Accruing loans past due 90 days or more	—	14,957	28,430	17,231	11,726	220,606	—	—	292,950
Nonaccrual	—	7,087	12,270	2,528	8,859	216,014	6,888	—	253,646
Total residential	$498,546	5,134,638	4,059,202	2,768,139	1,400,328	8,875,730	33,201	—	$22,769,784
Gross charge-offs	$—	75	115	21	68	1,286	—	—	$1,565

Residential - limited documentation:
Current	$—	—	—	—	—	925,180	—	—	$925,180
30-89 days past due	—	—	—	—	—	26,046	—	—	26,046
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	68,935	—	—	68,935
Total residential - limited documentation	$—	—	—	—	—	1,020,161	—	—	$1,020,161
Gross charge-offs	$—	—	—	—	—	136	—	—	$136

Consumer:
Home equity lines and loans:
Current	$172	33	2,007	2,265	15,068	113,605	3,138,593	1,480,079	$4,751,822
30-89 days past due	—	—	10	55	26	1,563	—	25,025	26,679
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	15	—	65	8,110	1,880	70,696	80,766
Total home equity lines and loans	$172	33	2,032	2,320	15,159	123,278	3,140,473	1,575,800	$4,859,267
Gross charge-offs	$—	—	—	—	—	31	1,298	704	$2,033

Recreational finance:
Current	$521,520	2,711,445	2,171,200	1,511,470	918,584	1,232,368	—	—	$9,066,587
30-89 days past due	280	8,378	9,892	9,833	7,475	12,590	—	—	48,448
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	2,875	6,473	7,112	5,256	12,470	—	—	34,186
Total recreational finance	$521,800	2,722,698	2,187,565	1,528,415	931,315	1,257,428	—	—	$9,149,221
Gross charge-offs	$—	2,369	3,013	2,985	2,412	4,042	—	—	$14,821

Automobile:
Current	$253,110	1,414,115	1,419,830	625,620	328,506	207,854	—	—	$4,249,035
30-89 days past due	397	6,688	10,828	5,844	5,330	6,183	—	—	35,270
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	2,669	8,430	4,674	4,445	6,624	—	—	26,842
Total automobile	$253,507	1,423,472	1,439,088	636,138	338,281	220,661	—	—	$4,311,147
Gross charge-offs	$—	1,636	2,068	1,169	957	881	—	—	$6,711

Other:
Current	72,524	246,430	156,659	51,040	31,557	26,567	1,337,730	5,857	1,928,364
30-89 days past due	$2,119	1,617	1,336	198	272	555	10,045	544	$16,686
Accruing loans past due 90 days or more	—	—	—	—	—	198	4,779	—	4,977
Nonaccrual	1,711	588	535	195	149	258	43,631	116	47,183
Total other	$76,354	248,635	158,530	51,433	31,978	27,578	1,396,185	6,517	$1,997,210
Gross charge-offs	$912	8,657	2,735	1,395	1,581	4,986	20	—	$20,286

Total loans and leases at March 31, 2023	$5,212,148	24,189,798	18,024,543	12,395,896	12,015,988	32,747,215	26,700,228	1,651,876	$132,937,692
Total gross charge-offs for the three months ended March 31, 2023	$1,019	16,841	11,336	8,323	33,711	19,408	3,597	704	$94,939

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

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$5,071,379	4,001,652	2,717,371	1,392,866	753,908	7,523,890	30,440	—	$21,491,506
30-89 days past due	59,477	51,308	40,337	21,849	23,126	399,301	499	—	595,897
Accruing loans past due 90 days or more	12,012	39,934	20,067	14,050	14,007	245,332	—	—	345,402
Nonaccrual	5,686	10,865	2,583	9,860	4,650	231,093	7,353	—	272,090
Total residential	$5,148,554	4,103,759	2,780,358	1,438,625	795,691	8,399,616	38,292	—	$22,704,895

Residential - limited documentation:
Current	$—	—	—	—	—	950,782	—	—	$950,782
30-89 days past due	—	—	—	—	—	22,456	—	—	22,456
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	77,814	—	—	77,814
Total residential - limited documentation	$—	—	—	—	—	1,051,052	—	—	$1,051,052

Consumer:
Home equity lines and loans:
Current	$930	2,109	2,441	15,361	23,321	97,282	3,262,533	1,487,334	$4,891,311
30-89 days past due	—	—	—	171	126	2,030	—	28,460	30,787
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	15	—	536	334	6,458	2,799	74,646	84,788
Total home equity lines and loans	$930	2,124	2,441	16,068	23,781	105,770	3,265,332	1,590,440	$5,006,886

Recreational finance:
Current	$2,842,091	2,280,627	1,587,629	963,907	486,964	812,953	—	—	$8,974,171
30-89 days past due	8,648	9,525	12,412	8,387	5,202	10,419	—	—	54,593
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	3,533	7,440	9,427	7,625	5,344	11,261	—	—	44,630
Total recreational finance	$2,854,272	2,297,592	1,609,468	979,919	497,510	834,633	—	—	$9,073,394

Automobile:
Current	$1,491,076	1,557,676	702,711	378,962	167,438	95,343	—	—	$4,393,206
30-89 days past due	6,926	13,324	7,284	7,239	5,464	4,249	—	—	44,486
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2,493	10,698	7,372	7,520	5,620	5,881	—	—	39,584
Total automobile	$1,500,495	1,581,698	717,367	393,721	178,522	105,473	—	—	$4,477,276

Other:
Current	$274,530	172,238	58,339	38,439	8,217	23,163	1,375,049	8,221	$1,958,196
30-89 days past due	3,783	1,450	326	386	141	569	15,655	651	22,961
Accruing loans past due 90 days or more	—	—	—	—	—	226	4,643	—	4,869
Nonaccrual	2,745	830	332	371	120	465	44,449	185	49,497
Total other	$281,058	174,518	58,997	39,196	8,478	24,423	1,439,796	9,057	$2,035,523

Total loans and leases at December 31, 2022	$24,853,925	18,747,757	13,072,920	12,737,602	7,534,367	26,755,951	26,197,545	1,664,096	$131,564,163

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Changes in the allowance for credit losses for the three months ended March 31, 2023 and 2022 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2023
Beginning balance	$502,153	676,684	115,092	631,402	$1,925,331
Provision for credit losses	12,187	95,992	(1,522)	13,343	120,000
Net charge-offs
Charge-offs	(19,002)	(30,385)	(1,701)	(43,851)	(94,939)
Recoveries	9,441	1,330	1,323	12,624	24,718
Net charge-offs	(9,561)	(29,055)	(378)	(31,227)	(70,221)
Ending balance	$504,779	743,621	113,192	613,518	$1,975,110

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2022
Beginning balance	$283,899	557,239	71,726	556,362	$1,469,226
Provision for credit losses	28,725	(30,938)	1,720	10,493	10,000
Net charge-offs
Charge-offs	(19,234)	(1,800)	(3,972)	(26,032)	(51,038)
Recoveries	13,665	14,943	3,107	12,456	44,171
Net (charge-offs) recoveries	(5,569)	13,143	(865)	(13,576)	(6,867)
Ending balance	$307,055	539,444	72,581	553,279	$1,472,359

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of March 31, 2023 and December 31, 2022, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

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

The Company’s reserve for off-balance sheet credit exposures was not material at March 31, 2023 and December 31, 2022.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for three-month periods ended March 31, 2023 and 2022 follows.

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	March 31, 2023			January 1, 2023	Three Months Ended March 31, 2023
	(In thousands)
Commercial, financial, leasing, etc.	$185,867	$196,401	$382,268	$347,204	$2,279
Real estate:
Commercial	404,564	1,112,091	1,516,655	1,396,662	5,501
Residential builder and developer	3,303	—	3,303	1,229	366
Other commercial construction	94,188	48,827	143,015	124,937	1,662
Residential	124,574	129,072	253,646	272,090	4,376
Residential — limited documentation	40,165	28,770	68,935	77,814	164
Consumer:
Home equity lines and loans	39,131	41,635	80,766	84,788	2,221
Recreational finance	24,409	9,777	34,186	44,630	171
Automobile	22,926	3,916	26,842	39,584	35
Other	47,152	31	47,183	49,497	88
Total	$986,279	$1,570,520	$2,556,799	$2,438,435	$16,863

	March 31, 2022			January 1, 2022	Three Months Ended March 31, 2022
	(In thousands)
Commercial, financial, leasing, etc.	$171,322	$103,824	$275,146	$221,022	$13,594
Real estate:
Commercial	222,771	934,915	1,157,686	1,069,280	6,131
Residential builder and developer	524	2,392	2,916	3,005	1,428
Other commercial construction	29,914	20,941	50,855	111,405	626
Residential	191,495	150,176	341,671	355,858	6,541
Residential — limited documentation	80,590	42,922	123,512	122,888	196
Consumer:
Home equity lines and loans	32,783	38,706	71,489	70,488	809
Recreational finance	24,350	7,196	31,546	27,811	161
Automobile	30,129	5,221	35,350	34,037	38
Other	43,964	96	44,060	44,289	92
Total	$827,842	$1,306,389	$2,134,231	$2,060,083	$29,616

Loan modifications

During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include payment deferrals and interest rate reductions, but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. On January 1, 2023 the Company adopted amended guidance that eliminated the accounting guidance for troubled debt restructurings while expanding disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month period ended March 31, 2023:

	Payment Deferral	Interest Rate Reduction	Other	Combination of Modification Types (a)	Total (b)	Percent of Total Loan Class
	(Dollars in thousands)
Three Months Ended March 31, 2023

Commercial, financial, leasing, etc.	$43,564	$—	$—	$286	$43,850	0.10%
Real estate:
Commercial	120,304	—	—	—	120,304	0.32%
Residential builder and developer	7,983	—	—	—	7,983	0.64%
Other commercial construction	91,811	—	—	—	91,811	1.39%
Residential	32,460	—	—	1,963	34,423	0.15%
Residential — limited documentation	5,237	—	—	—	5,237	0.51%
Consumer:
Home equity lines and loans	—	—	—	442	442	0.01%
Recreational finance	136	—	—	—	136	0.00%
Automobile	45	—	—	—	45	0.00%
Other	—	—	—	—	—	—
Total	$301,540	$—	$—	$2,691	$304,231	0.23%

(a)
Predominantly payment deferrals combined with interest rate reductions.
(b)
Includes approximately $23 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans).

The financial effects of the modifications in the previous table include an increase in the weighted-average remaining term for commercial loans of 1.1 years, commercial real estate loans of 1.2 years and residential real estate loans of 9.1 years.

Modified loans to borrowers experiencing financial difficulty are subject to the allowance for credit losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. Loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023 and for which there was a subsequent payment default during that period were not material.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Prior to January 1, 2023, if the borrower was experiencing financial difficulty such that the Company did not expect to collect the contractual cash flows owed under the original loan agreement and a concession in loan terms was granted, the Company considered the loan modification as a troubled debt restructuring. The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month period ended March 31, 2022. The table is not comparative to the preceding table. The Company no longer designates modified loans as a troubled debt restructuring in conjunction with the adoption of amended accounting guidance on January 1, 2023.

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Three Months Ended March 31, 2022

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

_____________________________________________

(a)
Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $45 million and $41 million at March 31, 2023 and December 31, 2022, respectively. There were $194 million and $201 million at March 31, 2023 and December 31, 2022, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at March 31, 2023, approximately 44% were government guaranteed.

The Company pledged certain loans to secure outstanding borrowings and available lines of credit. At March 31, 2023, the Company pledged approximately $11.6 billion of commercial loans and leases, $16.5 billion of commercial real estate loans, $19.5 billion of one-to-four family residential real estate loans, $2.4 billion of home equity loans and lines of credit and $11.1 billion of other consumer loans. At December 31, 2022, the Company pledged approximately $10.5 billion of commercial loans and leases, $16.3 billion of commercial real estate loans, $19.5 billion of one-to-four family residential real estate loans, $2.4 billion of homes equity loans and lines of credit and $10.7 billion of other consumer loans.
5. Borrowings

M&T had $537 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at March 31, 2023 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities"). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

In January 2023, M&T issued $1.0 billion of senior notes that mature in January 2034 and pay a 5.053% fixed rate semi-annually until January 2033 after which the Secured Overnight Financing Rate ("SOFR") plus 1.85% will be paid quarterly until maturity. Additionally, in January 2023 M&T Bank issued $1.3 billion of senior notes that mature in January 2026 and pay a fixed rate of 4.65% semi-annually until maturity and $1.2 billion of senior notes that mature in January 2028 and pay a fixed rate of 4.70% semi-annually until maturity.

At March 31, 2023, M&T Bank had borrowing facilities available with the Federal Home Loan Bank of New York whereby M&T Bank could borrow an additional $17.1 billion. M&T Bank also had an available line of credit with the Federal Reserve Bank of New York totaling approximately $15.4 billion at March 31, 2023. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Revenue from contracts with customers

The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At March 31, 2023 and December 31, 2022, the Company had $68 million and $74 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in accrued interest and other assets in the Company’s consolidated balance sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At March 31, 2023 and December 31, 2022, the Company had deferred revenue of $45 million and $48 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the consolidated balance sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month periods ended March 31, 2023 and 2022 that are subject to the revenue recognition accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended March 31, 2023	(In thousands)

Classification in consolidated statement of income

Service charges on deposit accounts	$19,470	28,473	4,186	—	—	59,452	1,965	$113,546
Trust income	10	—	—	—	—	—	193,792	193,802
Brokerage services income	—	—	—	—	—	—	24,041	24,041
Other revenues from operations:
Merchant discount and credit card fees	14,258	15,791	1,087	—	—	5,361	305	36,802
Other	—	4,671	1,186	21	340	7,406	1,030	14,654
	$33,738	48,935	6,459	21	340	72,219	221,133	$382,845

Three Months Ended March 31, 2022

Classification in consolidated statement of income

Service charges on deposit accounts	$14,681	25,571	3,478	—	—	56,347	1,430	$101,507
Trust income	—	—	—	—	—	—	169,213	169,213
Brokerage services income	—	—	—	—	—	—	20,190	20,190
Other revenues from operations:
Merchant discount and credit card fees	12,805	13,459	874	—	—	4,510	107	31,755
Other	—	1,903	2,464	693	1,729	5,099	12,891	24,779
	$27,486	40,933	6,816	693	1,729	65,956	203,831	$347,444

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31
	2023	2022	2023	2022
	(In thousands)

Service cost	$2,723	$4,271	$390	$232
Interest cost on projected benefit obligation	28,835	16,267	744	355
Expected return on plan assets	(50,400)	(37,150)	—	—
Amortization of prior service cost (credit)	50	125	(525)	(1,075)
Amortization of net actuarial loss (gain)	(900)	4,625	(650)	(325)
Net periodic cost (benefit)	$(19,692)	$(11,862)	$(41)	$(813)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits, continued

Service cost is reflected in salaries and employee benefits expense in the consolidated statement of income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $44 million and $31 million for the three months ended March 31, 2023 and 2022, respectively.

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended March 31
	2023	2022
	(In thousands, except per share)

Income available to common shareholders:
Net income	$701,624	$362,174
Less: Preferred stock dividends	(24,941)	(21,765)
Net income available to common equity	676,683	340,409
Less: Income attributable to unvested stock-based compensation awards	(1,175)	(820)
Net income available to common shareholders	$675,508	$339,589
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	168,010	129,274
Less: Unvested stock-based compensation awards	(278)	(329)
Weighted-average shares outstanding	167,732	128,945

Basic earnings per common share	$4.03	$2.63

The computations of diluted earnings per common share follow:

	Three Months Ended March 31
	2023	2022
	(In thousands, except per share)

Net income available to common equity	$676,683	$340,409
Less: Income attributable to unvested stock-based compensation awards	(1,172)	(819)
Net income available to common shareholders	$675,511	$339,590
Adjusted weighted-average shares outstanding:
Common and unvested stock-based compensation awards	168,010	129,274
Less: Unvested stock-based compensation awards	(278)	(329)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	678	471
Adjusted weighted-average shares outstanding	168,410	129,416

Diluted earnings per common share	$4.01	$2.62

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share, continued

Stock-based compensation awards to purchase common stock of M&T representing 1,367,054 common shares and 114,226 common shares during the three months ended March 31, 2023 and 2022, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2023	$(444,192)	(272,856)	(349,129)	$(1,066,177)		276,147	$(790,030)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	89,198	—	—	89,198		(24,058)	65,140
Foreign currency translation adjustment	—	—	1,807	1,807		(613)	1,194
Unrealized gains on cash flow hedges	—	—	51,038	51,038		(13,503)	37,535
Total other comprehensive income (loss) before reclassifications	89,198	—	52,845	142,043		(38,174)	103,869
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Accretion of net gain on terminated cash flow hedges	—	—	(30)	(30)	(b)	8	(22)
Net yield adjustment from cash flow hedges currently in effect	—	—	59,039	59,039	(a)	(15,619)	43,420
Amortization of prior service credit	—	(475)	—	(475)	(c)	(51)	(526)
Amortization of actuarial losses	—	(1,550)	—	(1,550)	(c)	(166)	(1,716)
Total other comprehensive income (loss)	89,198	(2,025)	111,854	199,027		(54,002)	145,025
Balance — March 31, 2023	$(354,994)	(274,881)	(237,275)	$(867,150)		222,145	$(645,005)

Balance — January 1, 2022	$104,691	(360,276)	83,531	$(172,054)		44,476	$(127,578)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(184,955)	—	—	(184,955)		47,758	(137,197)
Foreign currency translation adjustment	—	—	(2,123)	(2,123)		475	(1,648)
Unrealized losses on cash flow hedges	—	—	(115,724)	(115,724)		29,885	(85,839)
Total other comprehensive income (loss) before reclassifications	(184,955)	—	(117,847)	(302,802)		78,118	(224,684)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	1,119	—	—	1,119	(a)	(289)	830
Accretion of net gain on terminated cash flow hedges	—	—	(30)	(30)	(b)	9	(21)
Net yield adjustment from cash flow hedges currently in effect	—	—	(38,019)	(38,019)	(a)	9,818	(28,201)
Amortization of prior service credit	—	(950)	—	(950)	(c)	305	(645)
Amortization of actuarial losses	—	4,300	—	4,300	(c)	(1,386)	2,914
Total other comprehensive income (loss)	(183,836)	3,350	(155,896)	(336,382)		86,575	(249,807)
Balance — March 31, 2022	$(79,145)	(356,926)	(72,365)	$(508,436)		131,051	$(377,385)

(a)
Included in interest income.
(b)
Included in interest expense.
(c)
Included in other costs of operations.

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined
	Investment	Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2022	$(329,168)	$(202,186)	$(258,676)	$(790,030)
Net gain (loss) during period	65,140	(2,242)	82,127	145,025
Balance — March 31, 2023	$(264,028)	$(204,428)	$(176,549)	$(645,005)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of March 31, 2023.

The net effect of interest rate swap agreements was to decrease net interest income by $69 million and to increase net interest income by $47 million during the three-month periods ended March 31, 2023 and 2022, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
March 31, 2023
Fair value hedges:
Fixed rate long-term borrowings (b)	$2,500,000	5.7	3.05%	5.06%	$5,360
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (c)	12,700,000	2.0	3.10%	4.82%	5,890
Total	$15,200,000	2.6			$11,250
December 31, 2022
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,500,000	3.3	2.98%	4.52%	$(833)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (d)	15,900,000	1.4	1.91%	4.38%	(7,059)
Total	$17,400,000	1.6			$(7,892)

(a)
Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $59.1 million at March 31, 2023 and $65.0 million at December 31, 2022. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $232.6 million at March 31, 2023 and $329.7 million at December 31, 2022.
(b)
Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)
Includes notional amount and terms of $3.0 billion of forward-starting interest rate swap agreements that become effective in 2023.
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

Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $44.1 billion and $45.1 billion at March 31, 2023 and December 31, 2022, respectively. The notional amounts of foreign exchange and other option and futures contracts not designated as hedging instruments aggregated $1.6 billion and $1.7 billion at March 31, 2023 and December 31, 2022, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s consolidated balance sheet and consolidated statement of income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
	(In thousands)
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$11,354	$1,202	$104	$9,094
Commitments to sell real estate loans	2,824	3,037	2,091	9
	14,178	4,239	2,195	9,103
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Mortgage-related commitments to originate real estate loans for sale	6,867	452	35,008	46,025
Commitments to sell real estate loans	39,550	51,410	1,439	14
	46,417	51,862	36,447	46,039
Other:
Interest rate contracts (b)	280,283	355,806	1,006,264	1,278,180
Foreign exchange and other option and futures contracts	22,067	24,062	19,035	22,004
	302,350	379,868	1,025,299	1,300,184
Total derivatives	$362,945	$435,969	$1,063,941	$1,355,326

(a)
Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)
The impact of variation margin payments at March 31, 2023 and December 31, 2022 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $861.5 million and $1.1 billion, respectively, and in a liability position of $19.6 million and $29.2 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31
	2023		2022
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$12,037	(12,019)	$(43,273)	42,998
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$7,563		$5,153
Foreign exchange and other option and futures contracts (b)	3,985		1,746
Total	$11,548		$6,899

(a)
Reported as an adjustment to interest expense.
(b)
Reported as trading account and other non-hedging derivative gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$2,441,628	$1,433,731	$(53,291)	$(65,310)

The amount of interest income recognized in the consolidated statement of income associated with derivatives designated as cash flow hedges was a decrease of $59 million and an increase of $38 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 the unrealized net loss recognized in other comprehensive income related to cash flow hedges was $227 million, of which losses of $3 million and $230 million and gains of $6 million related to interest rate swap agreements maturing in 2024, 2025 and 2026, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

The Company also has commitments to sell and commitments to originate residential and commercial real estate loans that are considered derivatives. The Company designates certain of the commitments to sell real estate loans as fair value hedges of real estate loans held for sale. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. As a result of these activities, net unrealized pre-tax gains related to hedged loans held for sale, commitments to originate loans for sale and commitments to sell loans were approximately $15 million and $8 million at March 31, 2023 and December 31, 2022, respectively. Changes in unrealized gains and losses are included in mortgage banking revenues and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to master netting arrangements, was $2 million and less than $1 million at March 31, 2023 and December 31, 2022, respectively. Collateral of $1 million was posted for the position at March 31, 2023 and no collateral was posted for the position at December 31, 2022. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2023 was not material.

The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $253 million at March 31, 2023 and $314 million at December 31, 2022. Counterparties posted collateral relating to those positions of $253 million at March 31, 2023 and $312 million at December 31, 2022, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $202 million and $205 million at March 31, 2023 and December 31, 2022, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
11. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2023 and December 31, 2022, the Company included the junior subordinated debentures as “long-term borrowings” in its consolidated balance sheet and recognized $22 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $9.2 billion at both March 31, 2023 and December 31, 2022. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $1.5 billion at both March 31, 2023 and December 31, 2022, including $547 million and $545 million of unfunded commitments, at each of those respective dates. Contingent commitments to provide additional capital contributions to these partnerships were not material at March 31, 2023. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of March 31, 2023 was $2.0 billion, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the consolidated statement of income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $40 million and $20 million of its investments in qualified affordable housing projects to income tax expense during the three-month periods ended March 31, 2023 and 2022, respectively, and recognized $46 million and $23 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2023.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2023 and December 31, 2022 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2023
Trading account	$165,216	$113,646	$51,570	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,732,699	—	7,732,699	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	648,194	—	648,194	—
Residential	2,493,705	—	2,493,705	—
Other debt securities	164,324	—	164,324	—
	11,038,922	—	11,038,922	—
Equity securities	295,220	289,788	5,432	—
Real estate loans held for sale	473,478	—	473,478	—
Other assets (a)	362,945	—	356,078	6,867
Total assets	$12,335,781	$403,434	$11,925,480	$6,867
Other liabilities (a)	1,063,941	—	1,028,933	35,008
Total liabilities	$1,063,941	$—	$1,028,933	$35,008

December 31, 2022
Trading account	$117,847	$117,847	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,670,960	—	7,670,960	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	574,299	—	574,299	—
Residential	2,330,118	—	2,330,118	—
Other debt securities	173,584	—	173,584	—
	10,748,961	—	10,748,961	—
Equity securities	151,458	145,289	6,169	—
Real estate loans held for sale	162,393	—	162,393	—
Other assets (a)	435,969	—	435,517	452
Total assets	$11,616,628	$263,136	$11,353,040	$452
Other liabilities (a)	1,355,326	—	1,309,301	46,025
Total liabilities	$1,355,326	$—	$1,309,301	$46,025

(a)
Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), interest rate and foreign exchange contracts not designated as hedging instruments (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2023 and 2022 were as follows:

	Other Assets and Other Liabilities
2023	(In thousands)

Balance — January 1, 2023	$(45,573)
Total losses realized/unrealized:
Included in earnings	17,351	(a)
Transfers out of Level 3	81	(b)
Balance — March 31, 2023	$(28,141)
Changes in unrealized losses included in earnings related to instruments still held at March 31, 2023	$17,386	(a)

2022

Balance — January 1, 2022	$6,440
Total gains realized/unrealized:
Included in earnings	(18,700)	(a)
Transfers out of Level 3	(3,168)	(b)
Balance — March 31, 2022	$(15,428)
Changes in unrealized gains included in earnings related to instruments still held at March 31, 2022	$(13,219)	(a)

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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were in the range of 15% to 90% with a weighted-average of 34% at March 31, 2023. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at March 31, 2023 was 57%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $670 million at March 31, 2023 ($374 million and $296 million of which were classified as Level 2 and Level 3, respectively), $853 million at December 31, 2022 ($329 million and $524 million of which were classified as Level 2 and Level 3, respectively) and $392 million at March 31, 2022 ($260 million and $132 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2023 and 2022 were decreases of $69 million and $46 million for the three-month periods ended March 31, 2023 and 2022, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken into foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at March 31, 2023 and 2022. Changes in fair value recognized for foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2023 and 2022.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans of $133 million required a valuation allowance of $21 million at March 31, 2022. Significant unobservable inputs used in this Level 3 valuation included a weighted-average prepayment speed of 12.42% and a weighted-average option-adjusted spread of 900 basis points at March 31, 2022. There were no valuation allowances recorded at either March 31, 2023 or December 31, 2022. A reduction of the valuation allowance of $3 million was recognized in the three-month period ended March 31, 2022.

Significant unobservable inputs to Level 3 measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at March 31, 2023 and December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs / Assumptions	Range (Weighted- Average)
	(In thousands)
March 31, 2023
Recurring fair value measurements
Net other assets (liabilities) (a)	$(28,141)	Discounted cash flow	Commitment expirations	0% - 95% (7%)

December 31, 2022
Recurring fair value measurements
Net other assets (liabilities) (a)	$(45,573)	Discounted cash flow	Commitment expirations	0% - 97% (3%)

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following tables:

	March 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,817,740	1,817,740	1,742,645	75,095	—
Interest-bearing deposits at banks	22,306,425	22,306,425	—	22,306,425	—
Trading account	165,216	165,216	113,646	51,570	—
Investment securities	28,443,209	27,446,099	289,788	27,105,863	50,448
Loans and leases:
Commercial loans and leases	43,758,361	42,992,625	—	—	42,992,625
Commercial real estate loans	45,072,541	42,870,814	—	321,473	42,549,341
Residential real estate loans	23,789,945	22,004,511	—	7,169,803	14,834,708
Consumer loans	20,316,845	19,514,964	—	—	19,514,964
Allowance for credit losses	(1,975,110)	—	—	—	—
Loans and leases, net	130,962,582	127,382,914	—	7,491,276	119,891,638
Accrued interest receivable	693,011	693,011	—	693,011	—
Financial liabilities:
Noninterest-bearing deposits	$(59,955,033)	(59,955,033)	—	(59,955,033)	—
Savings and interest-checking deposits	(86,282,685)	(86,282,685)	—	(86,282,685)	—
Time deposits	(12,837,522)	12,808,615	—	12,808,615	—
Short-term borrowings	(6,995,302)	(6,995,302)	—	(6,995,302)	—
Long-term borrowings	(7,462,890)	(7,070,243)	—	(7,070,243)	—
Accrued interest payable	(182,906)	(182,906)	—	(182,906)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(28,141)	(28,141)	—	—	(28,141)
Commitments to sell real estate loans	38,844	38,844	—	38,844	—
Other credit-related commitments	(152,513)	(152,513)	—	—	(152,513)
Interest rate swap agreements used for interest rate risk management	11,250	11,250	—	11,250	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(722,949)	(722,949)	—	(722,949)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,517,244	1,517,244	1,371,688	145,556	—
Interest-bearing deposits at banks	24,958,719	24,958,719	—	24,958,719	—
Federal funds sold	3,000	3,000	—	3,000	—
Trading account	117,847	117,847	117,847	—	—
Investment securities	25,210,871	24,056,322	145,289	23,860,445	50,588
Loans and leases:
Commercial loans and leases	41,850,566	41,139,985	—	—	41,139,985
Commercial real estate loans	45,364,571	43,214,646	—	130,652	43,083,994
Residential real estate loans	23,755,947	21,780,214	—	7,049,540	14,730,674
Consumer loans	20,593,079	20,093,523	—	—	20,093,523
Allowance for credit losses	(1,925,331)	—	—	—	—
Loans and leases, net	129,638,832	126,228,368	—	7,180,192	119,048,176
Accrued interest receivable	646,250	646,250	—	646,250	—
Financial liabilities:
Noninterest-bearing deposits	$(65,501,860)	(65,501,860)	—	(65,501,860)	—
Savings and interest-checking deposits	(87,911,463)	(87,911,463)	—	(87,911,463)	—
Time deposits	(10,101,545)	(10,143,110)	—	(10,143,110)	—
Short-term borrowings	(3,554,951)	(3,554,951)	—	(3,554,951)	—
Long-term borrowings	(3,964,537)	(3,926,489)	—	(3,926,489)	—
Accrued interest payable	(81,356)	(81,356)	—	(81,356)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(45,573)	(45,573)	—	—	(45,573)
Commitments to sell real estate loans	54,424	54,424	—	54,424	—
Other credit-related commitments	(148,772)	(148,772)	—	—	(148,772)
Interest rate swap agreements used for interest rate risk management	(7,892)	(7,892)	—	(7,892)	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(920,316)	(920,316)	—	(920,316)	—

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

	March 31,	December 31,
	2023	2022
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$8,299,310	$8,261,560
Commercial real estate loans to be sold	587,996	348,701
Other commercial real estate	6,217,720	5,776,116
Residential real estate loans to be sold	198,610	31,208
Other residential real estate	427,954	505,121
Commercial and other	32,964,637	32,625,840
Standby letters of credit	2,433,702	2,376,644
Commercial letters of credit	35,038	65,066
Financial guarantees and indemnification contracts	3,936,632	4,022,432
Commitments to sell real estate loans	1,193,328	533,458

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.5 billion and $11.7 billion at March 31, 2023 and December 31, 2022, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.8 billion at March 31, 2023 and $3.9 billion at December 31, 2022. There have been no material losses incurred as a result of those credit recourse arrangements.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2023, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of March 31, 2023. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 23 of Notes to Financial Statements in the 2022 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. As described in the 2022 Annual Report, in the fourth quarter of 2022 the Company revised its segment reporting related to: allocations of certain incentive compensation; a refinement of consumption-driven services allocations including cybersecurity and modeling functions; an expanded allocation of franchise-type services such as risk management, data services and legal services; and a refinement in allocation of technology application costs in support of business activities. Additionally certain lending relationships within the hospitality sector that had previously received oversight within the Commercial Banking segment were realigned to the Commercial Real Estate segment. As a result, financial information for the three months ended March 31, 2022 has been reclassified to provide segment information on a comparable basis, as noted in the accompanying table.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

	Three Months Ended March 31, 2022
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$141,346	—	$141,346	$41,111	(1,579)	$39,532
Commercial Banking	289,372	(10,437)	278,935	144,608	(16,148)	128,460
Commercial Real Estate	202,087	10,437	212,524	97,610	13,636	111,246
Discretionary Portfolio	64,727	—	64,727	35,385	(700)	34,685
Residential Mortgage Banking	137,444	—	137,444	28,964	(1,850)	27,114
Retail Banking	355,148	—	355,148	84,164	(5,082)	79,082
All Other	254,937	—	254,937	(69,668)	11,723	(57,945)
Total	$1,445,061	—	$1,445,061	$362,174	—	$362,174

Information about the Company's segments follows:

	Three Months Ended March 31
	2023			2022
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$273,551	$877	$113,251	$141,346	$671	$39,532
Commercial Banking	507,020	10,226	219,979	278,935	863	128,460
Commercial Real Estate	225,719	289	80,809	212,524	179	111,246
Discretionary Portfolio	(33,396)	(15,205)	(40,397)	64,727	(27,805)	34,685
Residential Mortgage Banking	77,654	20,472	(12,354)	137,444	37,464	27,114
Retail Banking	831,842	(39)	316,594	355,148	(3)	79,082
All Other	523,007	(16,620)	23,742	254,937	(11,369)	(57,945)
Total	$2,405,397	$—	$701,624	$1,445,061	$—	$362,174

	Average Total Assets
	Three Months Ended March 31		Year Ended December 31
	2023	2022	2022
	(In millions)

Business Banking	$7,825	$6,568	$7,597
Commercial Banking (b)	48,222	26,329	40,930
Commercial Real Estate (b)	32,171	23,939	30,599
Discretionary Portfolio	50,501	22,899	42,657
Residential Mortgage Banking	2,605	6,250	3,986
Retail Banking	21,421	18,610	20,312
All Other	39,854	47,053	44,171
Total	$202,599	$151,648	$190,252

(a)
Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $13,462,000 and $3,234,000 for the three-month periods ended March 31, 2023 and 2022, respectively, and is eliminated in "All Other" total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of "All Other" total revenues.
(b)
Average total assets reclassified from the Commercial Banking segment to the Commercial Real Estate segment relating to lending relationships in the hospitality sector totaled $1.29 billion for the three months ended March 31, 2022.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at March 31, 2023 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations. That income totaled $20 million and $30 million for the three-month periods ended March 31, 2023 and 2022, respectively.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.4 billion at each of March 31, 2023 and December 31, 2022. Revenues from those servicing rights were $2 million in each of the three-month periods ended March 31, 2023 and 2022. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $98.0 billion and $96.0 billion at March 31, 2023 and December 31, 2022, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $32 million and $42 million for the three-month periods ended March 31, 2023 and 2022, respectively. In addition, the Company held $48 million and $50 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2023 and December 31, 2022, respectively, that were securitized by Bayview Financial. At March 31, 2023, the Company held $523 million of Bayview Financial's $2.5 billion syndicated loan facility.

16. Recent accounting developments

The following table provides a description of accounting standards that were adopted by the Company in 2023 as well as standards that are not effective that could have an impact to M&T’s consolidated financial statements upon adoption.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2023
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

January 1, 2023

The Company adopted the amended guidance effective January 1, 2023 using a prospective transition method and the guidance will be applied, as applicable, to future acquisitions. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

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

		January 1, 2023	At January 1, 2023 the Company did not have any designated hedging relationships under the portfolio layer method and, therefore, the adoption had no impact on its consolidated financial statements.
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

January 1, 2023

The Company adopted the amended guidance effective January 1, 2023 using a prospective transition method and will no longer be required to identify TDRs and apply specialized accounting to such loans. The Company has complied with the modified disclosure requirements in note 4.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of March 31, 2023
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

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

Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

The amendments permit an election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.

Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received and the net amortization and income tax credits and other income tax benefits are recognized in the income statement as a component of income tax expense (benefit).

All of the following conditions must be met to qualify for the proportional amortization method:

1. It is probable that the income tax credits allocable to the tax equity investor will be available.

2. The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project.

3. Substantially all of the projected benefits are from income tax credits and other income tax benefits. Projected benefits include income tax credits, other income tax benefits, and other non-income-tax-related benefits. The projected benefits are determined on a discounted basis, using a discount rate that is consistent with the cash flow assumptions used by the tax equity investor in making its decision to invest in the project.

4. The tax equity investor’s projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive.

5. The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor’s liability is limited to its capital investment.

To apply the proportional amortization method, an accounting policy election must be made on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. When applying the proportional amortization method to qualifying tax equity investments the receipt of the investment tax credits must be accounted for using the flow-through method as prescribed by GAAP, even if the deferral method is applied to other investment tax credits received. In addition, all tax equity investments accounted for using the proportional amortization method must use the delayed equity contribution guidance (which requires that a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable).

January 1, 2024 Early adoption permitted

The amendments should be applied on either a modified retrospective or a retrospective basis.

Under a modified retrospective transition, all investments for which income tax credits or other income tax benefits are still expected to be received must be evaluated as of the beginning of the period of adoption. The assessment of whether the investment qualifies for the proportional amortization method is performed as of the date the investment was entered into. A cumulative-effect adjustment reflecting the difference between the previous method used to account for the tax equity investment and the application of the proportional amortization method since the investment was entered into is recognized in the opening balance of retained earnings as of the beginning of the period of adoption.

Under a retrospective transition, all investments for which income tax credits or other income tax benefits are still expected to be received must be evaluated as of the beginning of the earliest period presented. The assessment of whether the investment qualifies for the proportional amortization method is performed as of the date the investment was entered into. A cumulative-effect adjustment reflecting the difference between the previous method used to account for the tax equity investment and the application of the proportional amortization method since the investment was entered into is recognized in the opening balance of retained earnings as of the beginning of the earliest period presented.

The Company is evaluating whether to early adopt the guidance as well as the impact that the guidance will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) recorded net income of $702 million in the first quarter of 2023, compared with $362 million in the corresponding quarter of 2022 and $765 million in the fourth quarter of 2022. Diluted and basic earnings per common share were $4.01 and $4.03, respectively, in the recent quarter, $2.62 and $2.63, respectively, in the first quarter of 2022 and $4.29 and $4.32, respectively, in the fourth quarter of 2022. M&T's first quarter 2023 and fourth quarter 2022 results each reflect a full-quarter impact of its April 1, 2022 acquisition of People's United Financial, Inc. ("People's United"). The after-tax impact of merger-related expenses was $13 million ($17 million pre-tax) or $.10 of basic and diluted earnings per common share in the year-earlier quarter and $33 million ($45 million pre-tax) or $.20 of basic and diluted earnings per common share in the fourth quarter of 2022. Merger-related expenses incurred in 2022 and associated with the People's United acquisition generally consisted of professional services, temporary help fees and other costs associated with actual or planned conversions of systems and/or integration of operations and the introduction of M&T to its new customers, costs related to terminations of existing contractual arrangements to purchase various services, severance, travel costs, and, in the second quarter of 2022, an initial provision for credit losses on loans deemed to be purchased credit deteriorated ("PCD") on the April 1, 2022 acquisition date of People's United. M&T and its consolidated subsidiaries (“the Company”) did not incur merger-related expenses in the first quarter of 2023.

Net income expressed as an annualized rate of return on average total assets for the Company in 2023's first quarter was 1.40%, compared with 0.97% in the year-earlier quarter and 1.53% in the fourth quarter of 2022. The annualized rate of return on average common shareholders’ equity was 11.74% in the recent quarter, compared with 8.55% in the first quarter of 2022 and 12.59% in the fourth quarter of 2022.

On April 1, 2022, M&T closed the acquisition of People's United resulting in the issuance of 50,325,004 common shares. Pursuant to the terms of the merger agreement, People’s United shareholders received consideration valued at .118 of an M&T common share in exchange for each common share of People’s United. The purchase price totaled approximately $8.4 billion (with the price based on M&T’s closing price of $164.66 per share as of April 1, 2022). Additionally, People’s United outstanding preferred stock was converted into new shares of Series H preferred stock of M&T.

The People's United transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. The Company recorded assets acquired of $64.2 billion, including $35.8 billion of loans and leases and $11.6 billion of investment securities, and liabilities assumed totaling $55.5 billion, including $53.0 billion of deposits. The transaction added $8.4 billion to M&T's common shareholders' equity and $261 million to preferred equity. In connection with the acquisition the Company recorded $3.9 billion of goodwill and $261 million of core deposit and other intangible assets. The acquisition of People's United formed a banking franchise with approximately $200 billion in assets serving communities in the Northeast and Mid-Atlantic from Maine to Virginia, including Washington, D.C.

In December 2022 the Company announced it had entered into an agreement to sell its Collective Investment Trust ("CIT") business to a private equity firm. The transaction was completed in April 2023. The Company will recognize a pre-tax gain on the sale of approximately $225 million in the second quarter of 2023. In the fourth quarter of 2022, M&T completed the sale of M&T Insurance Agency, Inc. ("MTIA"), a wholly owned insurance subsidiary of M&T Bank (M&T's principal bank subsidiary), resulting in a gain of $136 million recorded in other revenues from operations. Also in the fourth quarter, the Company made a $135 million contribution to The M&T Charitable Foundation, recorded in other costs of operations. The operations of those businesses did not have a material impact on M&T's net income.

M&T repurchased 3,838,157 shares of its common stock in accordance with its capital plan during the recent quarter at an average cost per share of $154.76 resulting in a total cost, including the share repurchase excise tax, of

$600 million, compared with the repurchase of 3,664,887 shares at an average cost per share of $163.72 and total cost of $600 million in the previous three months. No share repurchases occurred in the first quarter of 2022.

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

Net operating income aggregated $715 million in the first quarter of 2023, compared with $376 million in the year-earlier quarter. Diluted net operating earnings per common share for the first three months of 2023 and 2022 were $4.09 and $2.73, respectively. Net operating income and diluted net operating earnings per common share were $812 million and $4.57, respectively, in the fourth 2022 quarter.

Net operating income in the recent quarter expressed as an annualized rate of return on average tangible assets was 1.49%, compared with 1.04% in the first quarter of 2022 and 1.70% in 2022’s fourth quarter. Net operating income represented an annualized return on average tangible common equity of 19.00% in the first quarter of 2023, 12.44% in the year-earlier quarter and 21.29% in the fourth quarter of 2022.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $1.83 billion in the first quarter of 2023, more than double the $907 million recorded in the year-earlier quarter. That increase reflects the impact of $45.4 billion in additional average earning assets, including assets obtained in the People's United transaction, and a 139 basis point (hundredths of one percent) expansion of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 4.04% in the recent quarter from 2.65% in the year-earlier quarter. That increase reflected a rising interest rate environment resulting from actions taken by the Federal Reserve to mitigate inflationary pressures on the U.S. economy. The Federal Reserve raised its target Federal funds rate through multiple hikes totaling 4.50% since the end of the first quarter of 2022 that led to higher yields on loans, deposits at the Federal Reserve Bank ("FRB") of New York and investment securities, partially offset by higher rates paid on interest-bearing deposits and borrowings. Taxable-equivalent net interest income in the recent quarter was little changed from $1.84 billion in the fourth quarter of 2022. The modest decline reflects two fewer days in the first quarter of 2023 as compared with 2022's final quarter while the impact of a slightly lower net interest margin was offset by a $4.2 billion increase in average earnings assets to $184.1 billion in the recent quarter, compared with $179.9 billion in 2022's fourth quarter. The net interest margin was 4.06% in the fourth quarter of 2022.

Average loans and leases totaled $132.0 billion in the first quarter of 2023, up $39.9 billion or 43% from $92.2 billion in the similar quarter of 2022. Included in average loans and leases in the recent quarter were loans obtained in the People's United acquisition. Loans acquired from People's United totaled $35.8 billion on the April 1, 2022 acquisition date and consisted of approximately $13.6 billion of commercial loans and leases, $13.5 billion of commercial real estate loans, $7.1 billion of residential real estate loans and $1.6 billion of consumer loans. Including the impact of the acquired loan balances, commercial loans and leases averaged $42.4 billion in the recent quarter, up $19.1 billion or 82% from $23.3 billion in the year-earlier quarter. That increase included the impact of loans obtained in the acquisition of People's United and loan growth, partially offset by a reduction in average balances of Paycheck Protection Program (“PPP”) loans reflecting loan repayments by the Small Business Administration. PPP loans averaged $77 million in the first quarter of 2023, compared with $870 million in the first quarter of 2022. Average commercial real estate loans increased $10.4 billion or 30% to $45.3 billion in the first quarter of 2023 from $35.0 billion in the year-earlier quarter. That increase also reflects the impact of loans obtained in the acquisition of People's United, partially offset by a reduction in average balances of legacy loans reflecting repayments by customers.

Average residential real estate loans increased $7.9 billion or 50% to $23.8 billion in the first quarter of 2023 from $15.9 billion in the year-earlier quarter. The growth in residential real estate loans was largely attributable to the acquisition of loans from People's United and M&T's decision in the third quarter of 2021 to retain rather than sell most originated residential mortgage loans. M&T returned to originating for sale the majority of its newly committed residential mortgage loans in the first quarter of 2023. Consumer loans averaged $20.5 billion in the first quarter of 2023, up $2.5 billion or 14% from $18.0 billion in the year-earlier quarter. Consumer loans obtained in the acquisition of People's United consisted predominantly of outstanding balances of home equity lines of credit. Additional average growth of $1.0 billion in M&T's portfolio of recreational finance loans (consisting predominantly of loans secured by recreational vehicles and boats) was partially offset by a decline of $328 million in average balances of automobile loans.

Average loan and lease balances in the first quarter of 2023 increased $2.6 billion from $129.4 billion in the fourth quarter of 2022. The higher balances resulted predominantly from growth in commercial loans and leases which increased $2.4 billion from $40.0 billion in the fourth quarter of 2022. That growth resulted from a broad-based increase in commercial loans and leases of $1.9 billion and average dealer floor plan balances of $453 million. Average commercial real estate loans in the first quarter of 2023 declined $363 million from $45.7 billion in the fourth quarter of 2022. Average balances of residential real estate loans in the recently completed quarter increased $436 million from $23.3 billion in 2022’s fourth quarter. Average consumer loans in the recent quarter increased $143 million from $20.3 billion in the fourth quarter of 2022. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2023	2022	2022
	(In millions)

Commercial, financial, etc.	$42,428	82%	6%
Real estate — commercial	45,327	30	(1)
Real estate — consumer	23,770	50	2
Consumer
Recreational finance	9,128	13	2
Automobile	4,430	(7)	2
Home equity lines and loans	4,929	40	(2)
Other	2,000	20	—
Total consumer	20,487	14	1
Total	$132,012	43%	2%

The investment securities portfolio averaged $27.6 billion in the first quarter of 2023, up $19.9 billion from $7.7 billion in the year-earlier quarter and $2.3 billion higher than the $25.3 billion averaged in the fourth quarter of 2022. The higher average balance when compared with the year-earlier quarter reflects the acquisition of People’s United, which added approximately $11.6 billion to the investment securities portfolio on April 1, 2022, and the purchase of $9.7 billion of investment securities during the twelve-month period ended March 31, 2023. Those purchases were predominantly U.S. Treasury notes and fixed rate mortgage-backed securities. When compared with the fourth quarter of 2022 the increase relates to purchases of approximately $3.3 billion of investment securities during the recent quarter, consisting predominantly of fixed rate mortgage-backed securities. There were no significant sales of investment securities during the three months ended March 31, 2023, March 31, 2022 or December 31, 2022. The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the FRB of New York. Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

The investment securities portfolio is largely comprised of residential mortgage-backed securities and shorter-term U.S. Treasury and federal agency notes, but also includes municipal securities and commercial real estate mortgage-backed securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

Fair value changes in equity securities with readily determinable fair values are recognized in the consolidated statement of income. Net unrealized losses on such equity securities were less than $1 million in the first quarters of 2023 and 2022, compared with $4 million in the fourth quarter of 2022. Those losses include changes in the value of the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the first quarters of 2023 or 2022 or in the final 2022 quarter. Based on management’s assessment of future cash flows associated with individual investment securities as of March 31, 2023, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at the FRB of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $24.4 billion in the recently completed quarter, compared with $38.7 billion in the year-earlier quarter and $25.2 billion in the fourth quarter of 2022. Interest-bearing deposits at banks averaged $24.3 billion, $38.7 billion and $25.1 billion during the three months ended March 31, 2023, March 31, 2022 and December 31, 2022, respectively. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the FRB of New York. The lower balances in the recent quarter and the fourth quarter of 2022, compared with the year-earlier quarter reflect actions taken by the Company including the purchases of investment securities and treasury stock and the management of select deposit relationships designed to reduce the balances of higher-cost deposit accounts, partially offset by the issuance of debt and other short-term borrowings. In general, the level of deposits held at the FRB of New York also fluctuates due to changes in deposits of commercial entities, trust-related deposits and additions to or maturities of investment securities or borrowings.

As a result of the changes described herein, average earning assets totaled $184.1 billion in the most recent quarter, compared with $138.6 billion in the first quarter of 2022 and $179.9 billion in the fourth quarter of 2022.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $152.0 billion in the first quarter of 2023, up 22% from $124.6 billion in the similar 2022 quarter, but down 4% from $158.4 billion in the fourth quarter of 2022. The People's United acquisition added approximately $50.8 billion of core deposits on April 1, 2022, including $30.8 billion of savings and interest-checking deposits, $2.6 billion of time deposits and $17.4 billion of noninterest-bearing deposits. The increase in core deposits resulting from the acquisition of People's United in 2022 was partially offset by the Company's efforts in 2022 to reduce historically higher-cost deposits as well as customer reactions to the generally rising interest rate environment. The decline in average core deposits in the recent quarter as compared with the fourth quarter of 2022 includes the impact of seasonal decreases, customer use of off-balance sheet investment products, and lower levels of activity in the capital markets resulting in a reduction of trust demand and other deposits. Additionally, the Company experienced a shift of commercial customer deposits out of operating demand accounts into on- and off-balance sheet sweep accounts to earn higher returns amid rising rates. Similarly certain retail customers moved balances from savings and interest-checking accounts to time deposits in response to rising interest rates. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	1st Qtr.	1st Qtr.	4th Qtr.
	2023	2022	2022
	(In millions)

Savings and interest-checking deposits	$84,617	32%	1%
Time deposits	5,534	137	26
Noninterest-bearing deposits	61,854	6	(12)
Total	$152,005	22%	(4)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000 and brokered deposits. Time deposits over $250,000 averaged $1.5 billion in the recent quarter, compared with $313 million in the first quarter of 2022 and $903 million in the fourth quarter of 2022. The increase in such deposits in the two most recent quarters as compared with the first quarter of 2022 included the impact of the acquisition of People's United and higher demand for time deposit products as interest rates rose since the first quarter of 2022. The Company had brokered savings and interest-bearing transaction accounts that averaged $3.4 billion during the recent quarter, $3.2 billion in the year-earlier quarter and $3.3 billion in the fourth quarter of 2022. Brokered time deposits averaged $4.6 billion in the first quarter of 2023 compared with $877 million in the fourth quarter of 2022. The increase was predominantly due to deposits added late in the fourth quarter of 2022. There were no brokered time deposits in the year-earlier quarter. Additional brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time. Total uninsured deposits were estimated to be $67.7 billion at March 31, 2023, compared with $74.2 billion at December 31, 2022 and $63.6 billion at March 31, 2022.

The accompanying table summarizes average total deposits for the quarters ended March 31, 2023, December 31, 2022 and March 31, 2022.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended March 31, 2023
Savings and interest-checking deposits	$45,996	$7,172	$34,885	$88,053
Time deposits	6,483	13	5,134	11,630
Noninterest-bearing deposits	15,071	10,348	36,435	61,854
Total	$67,550	$17,533	$76,454	$161,537

Three Months Ended December 31, 2022
Savings and interest-checking deposits	$48,000	$7,002	$32,066	$87,068
Time deposits	4,901	12	1,269	6,182
Noninterest-bearing deposits	15,477	11,868	42,873	70,218
Total	$68,378	$18,882	$76,208	$163,468

Three Months Ended March 31, 2022
Savings and interest-checking deposits	$35,957	$6,529	$24,781	$67,267
Time deposits	2,487	9	151	2,647
Noninterest-bearing deposits	8,920	12,178	37,043	58,141
Total	$47,364	$18,716	$61,975	$128,055

The Company also uses borrowings from banks, the FHLB of New York, the FRB of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $5.0 billion in the first quarter of 2023, compared with $56 million in the year-earlier quarter and $1.6 billion in the fourth quarter of 2022. Short-term borrowings from the FHLB averaged $4.6 billion in the first quarter of 2023 compared with $1.2 billion in the fourth quarter of 2022. There were no such borrowings outstanding in the initial quarter of 2022. Short-term borrowings assumed in connection with the People's United acquisition totaled $895 million on April 1, 2022. In October 2022 M&T redeemed $500 million of unsecured senior notes due to mature in December 2022 that had been assumed in the acquisition of People's United and included in short-term borrowings. In general, the increase in short-term borrowings reflects the Company's liquidity ratio management.

Long-term borrowings averaged $6.5 billion in the first quarter of 2023, compared with $3.4 billion in the year-earlier quarter and $3.8 billion in the fourth quarter of 2022. As of April 1, 2022, long-term borrowings assumed in the People's United acquisition totaled $494 million and included $483 million of fixed-rate subordinated notes and $11 million of FHLB advances. Average balances of the Company’s outstanding senior notes were $5.0 billion, $2.4 billion and $2.2 billion during the three months ended March 31, 2023, March 31, 2022 and December 31, 2022, respectively. In January 2023, M&T issued $1.0 billion of senior notes that mature in January 2034 and pay a 5.053% fixed rate semi-annually until January 2033 after which the Secured Overnight Financing Rate ("SOFR") plus 1.85% will be paid quarterly until maturity. Additionally, in January 2023 M&T Bank issued $1.3 billion of senior notes that mature in January 2026 and pay a fixed rate of 4.65% semi-annually until maturity and $1.2 billion of senior notes that mature in January 2028 and pay a fixed rate of 4.70% semi-annually until maturity. In November 2022 M&T Bank issued $500 million of fixed rate senior notes that pay a rate of 5.4% semi-annually and mature in November 2025. In August 2022 M&T issued $500 million of senior notes that mature in August 2028 and pay a fixed rate of 4.553% semi-annually until August 2027 after which the SOFR plus 1.78% will be paid quarterly until maturity. In April 2022, M&T Bank redeemed $650 million of fixed rate senior notes that were due to mature on May 18, 2022. During May 2022, $250 million of variable rate senior notes of M&T Bank matured. Subordinated capital notes included in long-term borrowings averaged $980 million in the first quarter of 2023, $981 million in the three-month period ended December 31, 2022 and $500 million in the first quarter of 2022. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $537 million, $532 million and $535 million during the first quarters of 2023 and 2022 and the fourth quarter of 2022, respectively. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt. As of March 31, 2023, interest rate swap agreements were used as fair value hedges of approximately $2.5 billion of outstanding fixed rate long-term borrowings. Additionally, interest rate swap agreements with a notional amount of $9.75 billion (exclusive of forward-starting swap agreements) were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans. Further information on interest rate swap agreements is provided herein and in note 10 of Notes to Financial Statements.

Net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.30% in the recent quarter, up 71 basis points from 2.59% in the first quarter of 2022. The yield on earning assets during the first quarter of 2023 was 5.16%, up 244 basis points from 2.72% in the similar 2022 period, while the rate paid on interest-bearing liabilities increased 173 basis points to 1.86% in the recent quarter from .13% in the year-earlier period. In the fourth quarter of 2022, the net interest spread was 3.62%, the yield on earning assets was 4.60% and the rate paid on interest-bearing liabilities was .98%. The increases in the net interest spread since the first quarter of 2022 reflect the impact of generally rising interest rates that resulted in higher yields on loans and leases, deposits at the FRB of New York and investment securities, partially offset by higher rates on interest-bearing liabilities. The Federal Reserve raised its target Federal funds rate 4.50% since March 31, 2022, including various increases totaling .50% and 1.25% in the first quarter of 2023 and fourth quarter of 2022, respectively. The decline in the net interest spread in the recent quarter as compared with the fourth quarter of 2022 reflected higher levels of average time deposits, reflecting customer demand, and borrowings and the impact of competitive pricing and rising rates associated with interest-bearing instruments.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $72.9 billion in the first three months of 2023, compared with $65.2 billion in the year-earlier quarter and $81.3 billion in the fourth quarter of 2022. The increases in average net interest-free funds in the recent quarter and the fourth quarter of 2022 as compared with first quarter of 2022 reflect higher average balances of noninterest-bearing deposits and shareholders’ equity that include the impact of the acquisition of People's United. In connection with the People's United acquisition, the Company added noninterest-bearing deposits of $17.4 billion at the acquisition date. Noninterest-bearing deposits averaged $61.9 billion in the first quarter of 2023 and $70.2 billion in the fourth quarter of 2022, compared with $58.1 billion in the first quarter of 2022. The increase in noninterest-bearing deposits resulting from the acquisition of People's United was partially offset by the impact of seasonal decreases, customer use of off-balance sheet investment products and a shift in deposits to interest-bearing accounts as interest rates rose. Shareholders’ equity averaged $25.4 billion during the three-month period ended March 31, 2023, compared with $17.9 billion during the year-earlier period and $25.3 billion during the fourth quarter of 2022. The higher amounts of shareholders' equity in the two most recent quarters as compared with 2022's first quarter reflect retained earnings and additional equity issued in connection with the People's United acquisition, partially offset by share repurchase activity. M&T issued $8.4 billion of common equity and $261 million of preferred equity in completing the acquisition of People's United on April 1, 2022. Repurchases of common stock totaled approximately $600 million in the first quarter of 2023 and $1.8 billion in the last three quarters of 2022. There were no common stock repurchases in the first quarter of 2022. Goodwill and core deposit and other intangible assets averaged $8.7 billion in both the first quarter of 2023 and fourth quarter of 2022 and $4.6 billion in the year-earlier quarter. The Company recorded $3.9 billion of goodwill on April 1, 2022 which represents excess consideration over the fair value of net assets acquired in the People's United transaction. As part of the transaction, intangible assets were identified and recorded at fair value, thereby increasing the balance of core deposit and other intangible assets on the Company's balance sheet by $261 million on April 1, 2022. The cash surrender value of bank owned life insurance averaged $2.6 billion in each of the first quarter of 2023 and the fourth quarter of 2022, compared with $1.9 billion in the year-earlier quarter. The increase since March 31, 2022 is predominantly reflective of the impact of the People's United Acquisition. Other changes in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was .74% in the first quarter of 2023, compared with .06% and .44% in the first quarter of 2022 and the fourth quarter of 2022, respectively. The increased contribution of net interest-free funds to net interest margin in the recent quarter and fourth quarter of 2022 as compared with the initial 2022 quarter reflects higher rates on interest-bearing liabilities used to value net interest-free funds.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 4.04% in the first quarter of 2023, compared with 2.65% in the year-earlier period. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin. The Federal Open Market Committee has conducted a series of basis point increases in short-term interest rates since March 31, 2022 totaling 4.50%. Those actions have led to generally higher interest rates overall and, accordingly, have contributed to the Company's higher net interest margin in the recent quarter as compared with the year-earlier quarter. The recent quarter's net interest margin decreased modestly from 4.06% in the fourth quarter of 2022. That decrease reflects a 32 basis point compression of the net interest spread largely offset by a 30 basis point increase in the contribution of interest-free funds.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $12.25 billion (excluding $2.95 billion of forward-starting swap agreements) at March 31, 2023, $15.0 billion (excluding $5.7 billion of forward-starting swap agreements) at March 31, 2022 and $12.75 billion (excluding $4.65 billion of forward-starting swap agreements) at December 31,

2022. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At March 31, 2023 interest rate swap agreements with notional amounts of $9.75 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $13.35 billion at March 31, 2022 and $11.25 billion at December 31, 2022. Interest rate swap agreements with notional amounts of $2.5 billion at March 31, 2023, $1.65 billion at March 31, 2022 and $1.5 billion at December 31, 2022 were serving as fair value hedges of fixed rate long-term borrowings. The Company enters into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item. In a cash flow hedge, the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The amounts of hedge ineffectiveness recognized during each of the quarters ended March 31, 2023, March 31, 2022 and December 31, 2022 were not material to the Company’s consolidated results of operations. Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 10 of Notes to Financial Statements. Information regarding the valuation of cash flow hedges included in other comprehensive income is presented in note 9 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended March 31
.	2023		2022
	Amount	Rate (a)	Amount	Rate (a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(59,039)	(.13)%	$38,019	.11%
Interest expense	9,920	.04	(8,488)	(.05)
Net interest income/margin	$(68,959)	(.15)%	$46,507	.16%
Average notional amount (c)	$11,069,444		$14,972,222
Rate received (b)		2.68%		1.46%
Rate paid (b)		5.17%		.22%

(a)
Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)
Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
(c)
Excludes forward-starting interest rate swap agreements not in effect during the period.

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs and other corporate purposes. Liquidity risk arises whenever cash flows associated with financial instruments included in assets and liabilities differ.

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, and longer-term borrowings. M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the FRB of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities. The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes. The Company has, from time to time, also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital. At March 31, 2023 and December 31, 2022, long-term borrowings aggregated $7.5 billion and $4.0 billion, respectively and short-term borrowings aggregated $7.0 billion and $3.6 billion, respectively.

The Company has benefited from the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts which aggregated approximately $3.5 billion at March 31, 2023, $3.8 billion at December 31, 2022 and $3.2 billion at March 31, 2022. Brokered time deposits totaled $4.9 billion and $4.1 billion at March 31, 2023 and December 31, 2022, respectively. Brokered time deposits were not a significant source of funding at March 31, 2022.

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

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s consolidated balance sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The value of VRDBs in the Company’s trading account was $52 million at March 31, 2023. The majority of those securities were remarketed in April 2023. There were no such securities in the trading account at December 31, 2022. The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $582 million at March 31, 2023, $604 million at December 31, 2022 and $681 million at March 31, 2022. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at March 31, 2023 approximately $1.12 billion was available for payment of dividends to M&T from bank subsidiaries. M&T also may obtain funding through long-term borrowings. As previously described, in January 2023 M&T issued $1.0 billion of senior notes that mature in January 2034. Outstanding senior notes of M&T at March 31, 2023 and December 31, 2022 were $2.22 billion and $1.22 billion, respectively. Junior subordinated debentures of M&T associated with trust preferred securities outstanding at March 31, 2023 and December 31, 2022 totaled $537 million and $536 million, respectively.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations and believes that available sources of liquidity are adequate to meet funding needs anticipated in the ordinary course of business. Available liquidity at March 31, 2023 included cash on deposit at the FRB of New York of $22.3 billion, unused lines of credit of $32.5 billion and unencumbered investment securities (after estimated haircut) of approximately $16.8 billion. Management does not anticipate engaging in any activities, either currently or in the long-term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At March 31, 2023, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $12.25 billion. In addition, the Company has entered into $2.95 billion of forward-starting interest rate swap agreements.

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

The accompanying table as of March 31, 2023 and December 31, 2022 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	March 31, 2023	December 31, 2022
	(In thousands)

+200 basis points	$175,411	224,555
+100 basis points	126,189	158,020
-100 basis points	(182,662)	(216,202)
-200 basis points	(373,589)	(439,512)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. In the declining rate scenario, the rate changes may be limited to lesser amounts such that interest rates remain at or above zero on all points of the yield curve. Changes in amounts presented since December 31, 2022 reflect changes in portfolio composition (including shifts between noninterest-bearing and interest-bearing deposits and higher levels of borrowings), the level of market-implied forward interest rates and hedging actions taken by the Company. Amidst the rising rate environment since the first quarter of 2022, M&T's deposit pricing beta, that is the change in deposit pricing in response to a change in market interest rates, averaged between 30 to 35 percent. The deposit pricing beta is assumed to be approximately 40 to 45 percent in the scenarios presented. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

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

The Company's enterprise-wide LIBOR transition program is monitored by executive management as well as the Risk Committee of the Board of Directors. At March 31, 2023 the Company had LIBOR-based commercial loans and leases and commercial real estate loans of $28.0 billion and residential mortgage and consumer loans of $4.0 billion outstanding. Approximately 91% of the loans either mature before June 30, 2023 or have been amended to include appropriate alternative language to be effective upon cessation of LIBOR publication. Approximately $733 million of borrowings and $1.1 billion of preferred equity instruments reference LIBOR as of March 31, 2023. Upon cessation of LIBOR after June 30, 2023 dividends on M&T's preferred stock and interest payments on variable rate preferred capital securities will be paid based on SOFR plus a pre-determined static spread (dependent on the tenor of LIBOR for each series of preferred stock and each preferred capital security). Refer to note 10 of Notes to the Financial Statements in the Company's Form 10-K for information on the anticipated rates for dividends on each series of preferred stock that reference LIBOR upon its cessation. Many of the Company’s interest rate swap agreements primarily reference LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallback Protocol (“Protocol”). The Protocol enables market participants to incorporate certain revisions into their legacy non-cleared derivative trades with other counterparties that also choose to adhere to the Protocol. M&T adhered to the Protocol in November 2020. With respect to the Company’s cleared interest rate swap agreements that reference LIBOR, clearinghouses have adopted the same SOFR benchmark alternatives of the Supplement and Protocol.

As loans have matured and new originations occurred a larger percentage of the Company’s variable-rate loans reference SOFR or other indexes, including the Bloomberg Short Term Bank Yield Index (“BSBY”). At March 31,

2023 the Company had approximately $34.9 billion and $267 million of outstanding loan balances that reference SOFR and BSBY, respectively. Additionally, as of March 31, 2023, the Company had $14.2 billion of notional amounts of interest rate swap agreements entered into for hedging purposes, including $3.0 billion of forward-starting interest rate swap agreements, and notional amounts of $7.3 billion of non-hedging derivative interest rate contracts that are referenced to SOFR. The Company’s usage of interest rate swap agreements referenced to SOFR or BSBY is expected to increase in response to the discontinuation of LIBOR. By the end of the second quarter of 2023, the Company expects to substantially complete its work engaging with customers and other counterparties to remediate LIBOR-based agreements which expire after June 30, 2023 by incorporating alternative language, negotiating new agreements, or other means. The discontinuation of LIBOR and uncertainty relating to the emergence of one or more alternative benchmark indexes to replace LIBOR could materially impact the Company’s interest rate risk profile and its management thereof.

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

The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the consolidated balance sheet, the unsettled fair values of such financial instruments are recorded in the consolidated balance sheet. The fair values of such non-hedging derivative assets and liabilities recognized on the balance sheet were $302 million and $1.0 billion, respectively, at March 31, 2023 and $380 million and $1.3 billion, respectively, at December 31, 2022. The fair value asset and liability amounts at March 31, 2023 have been reduced by contractual settlements of $862 million and $20 million, respectively, and at December 31, 2022 have been reduced by contractual settlements of $1.1 billion and $29 million, respectively. The values associated with the Company's non-hedging derivative activities at March 31, 2023 as compared with December 31, 2022 reflect changes in values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.

Trading account assets were $165 million at March 31, 2023, $118 million at December 31, 2022 and $47 million at March 31, 2022. Included in trading account assets were assets related to deferred compensation plans of $22 million at March 31, 2023, $23 million at December 31, 2022 and $19 million at March 31, 2022. Changes in the fair values of such assets are recorded as “trading account and other non-hedging derivative gains” in the consolidated statement of income. Included in “other liabilities” in the consolidated balance sheet at March 31, 2023 was $27 million of liabilities related to deferred compensation plans, compared with $29 million at December 31, 2022 and $22 million at March 31, 2022. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the consolidated statement of income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $92 million at March 31, 2023, $95 million at December 31, 2022 and $28 million at March 31, 2022. The increase at March 31, 2023 and December 31, 2022 as compared with March 31, 2022 reflects assets obtained in the acquisition of the People's United non-qualified supplemental retirement and other benefit plans.

Given the Company’s policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and other non-hedging derivative activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s actions to mitigate foreign currency and interest rate risk associated with customer activities. Additional information about the Company’s use of derivative financial instruments is included in note 10 of Notes to Financial Statements.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $120 million was recorded in the first quarter of 2023, compared with $10 million in the year-earlier quarter and $90 million in the fourth quarter of 2022. The Company's estimates of expected credit losses at March 31, 2023 reflect an expected rise in the unemployment rate, a brief retraction of economic activity measured by gross domestic product followed by growth, a continuation of a decline in residential real estate prices and concerns about commercial real estate values in the health care and office building sectors. The allowance for credit losses at March 31, 2023 and December 31, 2022 also reflects a provision recorded in the second quarter of 2022 that included $242 million on loans obtained in the acquisition of People's United not deemed to be purchased credit deteriorated ("PCD"). GAAP requires a provision for credit losses to be recorded related to those loans beyond the recognition of credit losses utilized in the determination of the estimated fair value of the loans at the acquisition date. In addition to the recorded provision, the allowance for credit losses was also increased by $99 million in the second quarter of 2022 to reflect the expected credit losses on loans obtained in the acquisition of People's United deemed to be PCD. That addition represented an increase of the carrying values of loans identified as PCD at the time of the acquisition.

Charge-offs of loans, net of recoveries of previously charged-off loans, were $70 million in the recent quarter, compared with $7 million in the first quarter of 2022 and $40 million in the fourth quarter of 2022. Net charge-offs as an annualized percentage of average loans and leases were .22% in the first quarter of 2023, .03% in the year-earlier quarter and .12% in the fourth quarter of 2022. As an annualized percentage by loan type, net charge-offs (recoveries) for the first quarter of 2023, first quarter of 2022 and the fourth quarter of 2022 were .09%, .10% and .08% for commercial loans and leases, .26%, (.15%) and .07% for commercial real estate loans, .62%, .31% and .46% for consumer loans, and .01%, .02%, and .01% for residential real estate loans, respectively. A summary of net charge-offs by loan type is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	First Quarter 2023	First Quarter 2022	Fourth Quarter 2022
	(In thousands)

Commercial, financial, leasing, etc.	$9,561	5,569	8,006
Real estate:
Commercial	29,055	(13,143)	8,003
Residential	378	865	582
Consumer	31,227	13,576	23,669
	$70,221	6,867	40,260

There were no individually notable commercial loan charge-offs or recoveries in the first quarter of 2023. Net charge-offs of commercial loans in the first quarter of 2022 reflected a $10 million charge-off of a loan to a skilled nursing facility partially offset by a $7 million recovery of a previously charged off loan to a manufacturing entity. Net charge-offs of commercial loans in the fourth quarter of 2022 included an $8 million charge-off of a loan to a consumer products manufacturer. The net charge-offs of commercial real estate loans in the first quarter of 2023 reflect an $18 million net charge-off of a loan to a multi-tenant office and retail building in New York City and a $9 million charge-off to a real estate development and management company in the mid-Atlantic region. Net recoveries of commercial real estate loans in last year's first quarter included a $9 million recovery of a previously charged-off loan to a hotel in the New York City area. Net charge-offs of commercial real estate loans in the fourth quarter of 2022 included a $7 million charge-off to a real estate development and management company. Included in net charge-offs of consumer loans were: net charge-offs of automobile loans of $2 million in the recent quarter and $3 million in the fourth quarter of 2022, compared with net recoveries of $1 million in the first quarter of 2022; net charge-offs of recreational finance loans of $11 million in the first quarter of 2023, $4 million in the year-earlier quarter and $5 million in the fourth quarter of 2022; and net charge-offs of home equity loans and lines of credit secured by one-to-four family residential properties of less than $1 million in the recent quarter and fourth quarter of 2022, compared with net recoveries of less than $1 million in the first quarter of 2022. Net charge-offs associated with other consumer loans including credit cards and installment loans totaled $17 million in the recent quarter, $11 million in the year-earlier quarter and $16 million in the fourth quarter of 2022.

Nonaccrual loans aggregated $2.56 billion or 1.92% of total loans and leases outstanding at March 31, 2023, compared with $2.13 billion or 2.32% at March 31, 2022 and $2.44 billion or 1.85% at December 31, 2022. Loans obtained in the acquisition of People's United that have been classified as nonaccrual totaled $605 million at March 31, 2023 and $572 million at December 31, 2022. The level of nonaccrual loans reflects the continuing impact of economic conditions on borrowers’ abilities to make contractual payments on their loans, most notably commercial real estate loans in the hospitality, office, retail and health care-related sectors.

Accruing loans past due 90 days or more were $407 million or .31% of loans and leases at March 31, 2023, compared with $777 million or .85% at March 31, 2022 and $491 million or .37% at December 31, 2022. Approximately 72% of accruing loans past due 90 days or more were residential real estate loans and included in that population were loans guaranteed by government-related entities of $306 million, $690 million and $363 million at March 31, 2023, March 31, 2022 and December 31, 2022, respectively. The lower balance at March 31, 2023 and December 31, 2022 compared with March 31, 2022 reflects residential real estate loans guaranteed by government-related entities receiving payment deferrals during the COVID-19 pandemic, but ineligible for treatment under the CARES Act, that subsequently exited those arrangements and became less than 90 days past due. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted above that are guaranteed by government-related entities totaled $242 million at March 31, 2023, $652 million at March 31, 2022 and $294 million at December 31, 2022. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Loans that were 30-89 days past due were $1.9 billion at March 31, 2023, or 1.42% of total loans outstanding, $1.8 billion at December 31, 2022, or 1.35% of total loans outstanding, and $793 million at March 31, 2022, or .86% of total loans outstanding. At March 31, 2023, 85% of loans 30-89 days past due were less than 60 days delinquent. Loans subject to COVID-19 related payment deferrals were classified as current in accordance with regulatory guidance and, as a result, did not contribute to past due loan categories in earlier periods. Information about delinquent loans at March 31, 2023 and December 31, 2022 is included in note 4 of Notes to Financial Statements.

During the normal course of business, the Company modifies loans to maximize recovery efforts. The types of modifications that the Company grants typically include principal deferrals and interest rate reductions, but may also include other types of modifications. The Company may offer such modified terms to borrowers experiencing financial difficulty. Such modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. Information about modifications of loans to borrowers experiencing financial difficulty is included in note 4 of Notes to Financial Statements.

Commercial loans and leases classified as nonaccrual totaled $382 million, $275 million and $347 million at March 31, 2023, March 31, 2022, and December 31, 2022, respectively. Commercial real estate loans in nonaccrual status aggregated $1.7 billion, $1.2 billion and $1.5 billion at March 31, 2023, March 31, 2022, December 31, 2022, respectively. Commercial real estate loans in nonaccrual status were largely reflective of loans in the retail, office building, healthcare and hospitality sectors. Commercial loans and leases and commercial real estate loans acquired from People's United and classified as nonaccrual totaled $96 million and $456 million, respectively, at March 31, 2023 and $118 million and $401 million, respectively, at December 31, 2022.

Nonaccrual residential real estate loans totaled $323 million at March 31, 2023, compared with $465 million at March 31, 2022 and $350 million at December 31, 2022. The lower balance of nonaccrual residential real estate loans at the two most recent quarter-ends as compared with March 31, 2022 were largely reflective of improving economic conditions, partially offset by $37 million and $36 million of residential real estate loans acquired from People's United and classified as nonaccrual at March 31, 2023 and December 31, 2022, respectively. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $69 million at March 31, 2023, compared with $124 million at March 31, 2022 and $78 million at December 31, 2022. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. Residential real estate loans past due 90 days or more and accruing interest aggregated $293 million at March 31, 2023, compared with $687 million at March 31, 2022, and $345 million at December 31, 2022. Those amounts related predominantly to government-guaranteed loans. The lower balances at the two most recent quarter-ends as compared with March 31, 2022 reflect improved borrower repayment performance. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended March 31, 2023 is presented in the accompanying table.

Nonaccrual consumer loans were $189 million at March 31, 2023, $182 million at March 31, 2022, and $218 million at December 31, 2022. Included in nonaccrual consumer loans at March 31, 2023, March 31, 2022, and December 31, 2022 were: automobile loans of $27 million, $35 million and $40 million, respectively; recreational finance loans of $34 million, $32 million and $45 million, respectively; and outstanding balances of home equity loans and lines of credit of $81 million, $71 million and $85 million, respectively. Consumer loans acquired from People's United and classified as nonaccrual at March 31, 2023 and December 31, 2022 totaled $16 million and $17 million, respectively, and consisted predominantly of home equity loans and lines of credit. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended March 31, 2023 is presented in the accompanying table.

Information about past due and nonaccrual loans as of March 31, 2023 and December 31, 2022 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	March 31, 2023			March 31, 2023
		Nonaccrual		Net Charge-offs (Recoveries)
					Annualized
					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$6,783,811	$96,856	1.43%	$285	.02%
Mid-Atlantic (a)	6,797,651	83,508	1.23	94	.01
New England (b)	6,210,935	51,351	.83	(13)	—
Other	2,924,723	18,319	.63	24	—
Total	$22,717,120	$250,034	1.10%	$390	.01%
Residential construction loans:
New York	$21,361	$3,137	14.69%	$—	—%
Mid-Atlantic (a)	14,464	475	3.28	—	—
New England (b)	12,368	—	—	—	—
Other	4,471	—	—	—	—
Total	$52,664	$3,612	6.86%	$—	—%
Limited documentation first lien mortgages:
New York	$467,901	$30,350	6.49%	$(6)	(.01%)
Mid-Atlantic (a)	416,394	25,224	6.06	(7)	(.01)
New England (b)	94,084	8,752	9.30	—	—
Other	41,782	4,609	11.03	1	.02
Total	$1,020,161	$68,935	6.76%	$(12)	—%
First lien home equity loans and lines of credit:
New York	$949,404	$15,922	1.68%	$137	.06%
Mid-Atlantic (a)	1,102,024	21,435	1.95	(18)	(.01)
New England (b)	531,103	3,986	.75	(1)	—
Other	15,656	1,095	6.99	12	.32
Total	$2,598,187	$42,438	1.63%	$130	.02%
Junior lien home equity loans and lines of credit:
New York	$737,665	$16,805	2.28%	$261	.14%
Mid-Atlantic (a)	885,658	15,886	1.79	113	.05
New England (b)	618,543	5,271	.85	7	—
Other	19,214	366	1.90	(16)	(.32)
Total	$2,261,080	$38,328	1.70%	$365	.07%

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Real estate and other foreclosed assets totaled $45 million at March 31, 2023, compared with $24 million at March 31, 2022, and $41 million at December 31, 2022. Net gains or losses associated with real estate and other foreclosed assets were not material during the three months ended March 31, 2023, March 31, 2022 and December 31, 2022. At March 31, 2023, foreclosed assets are comprised predominantly of residential real estate-related properties.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

	2023	2022 Quarters
December 31	First Quarter	Fourth	Third	Second	First
	(Dollars in thousands)

Nonaccrual loans	$2,556,799	2,438,435	2,429,326	2,633,005	2,134,231
Real estate and other foreclosed assets	44,567	41,375	37,031	28,692	23,524
Total nonperforming assets	$2,601,366	2,479,810	2,466,357	2,661,697	2,157,755
Accruing loans past due 90 days or more	$407,457	491,018	476,503	523,662	776,751
Government guaranteed loans included in totals above:
Nonaccrual loans	$42,102	43,536	44,797	46,937	46,151
Accruing loans past due 90 days or more (a)	306,049	363,409	423,371	467,834	689,831

Nonaccrual loans to total loans and leases, net of unearned discount	1.92%	1.85%	1.89%	2.05%	2.32%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.96%	1.88%	1.92%	2.07%	2.35%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.31%	.37%	.37%	.41%	.85%

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

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of March 31, 2023 concerns existed about elevated levels of inflation; fears of liquidity shortages in the financial services markets and a slowing economy or possible recession in coming quarters; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy; downward pressures on commercial and residential real estate values especially in the office and health care related sectors; ongoing supply chain issues and wage pressures impacting commercial borrowers; the extent to which borrowers, in particular commercial real estate borrowers, may be negatively affected by general economic conditions; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 37% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that historically lag other regions of the country. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.” A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans totaled $10.6 billion, including $2.5 billion of loans acquired from People's United, at March 31, 2023, compared with $8.7 billion at March 31, 2022, and $10.7 billion, including $2.5 billion of loans acquired from People's United, at December 31, 2022. Despite improved economic conditions during 2022 as pandemic-related restrictions were lifted and consumer spending increased, the business climate through the first quarter of 2023 continues to be subjected to inflationary pressures, supply chain constraints, rising interest rates and liquidity concerns. The level of criticized loans remains reflective of the impact of current conditions on many borrowers, particularly those with investor-owned commercial real estate loans in the hotel, office, retail and healthcare sectors. Investor-owned commercial real estate loans comprised $7.6 billion or 72% of total criticized loans at March 31, 2023. The weighted-average loan-to-value (“LTV”) ratio for investor-owned commercial real estate properties was approximately 57%. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 63%.

The accompanying tables summarize the outstanding balances of commercial loans and leases and commercial real estate loans by industry or property type at March 31, 2023 and December 31, 2022.

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

	March 31, 2023				December 31, 2022
	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
	(In millions)
Financial and insurance	$8,235	$42	$1	$43	$7,428	$139	$1	$140
Services	6,568	304	33	337	6,494	333	35	368
Manufacturing	6,094	313	87	400	5,524	299	72	371
Motor vehicle and recreational finance dealers	4,823	—	5	5	4,797	7	—	7
Wholesale	3,983	248	10	258	4,140	183	8	191
Transportation, communications, utilities	3,358	203	57	260	3,078	217	73	290
Retail	2,714	194	33	227	2,525	175	34	209
Construction	2,244	253	56	309	2,324	248	46	294
Real estate investors	1,981	32	3	35	1,882	35	3	38
Health services	1,963	322	36	358	1,972	171	39	210
Other	1,795	60	61	121	1,686	75	36	111
Total	$43,758	$1,971	$382	$2,353	$41,850	$1,882	$347	$2,229

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

	March 31, 2023				December 31, 2022
	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
	(In millions)
Investor-owned
Permanent finance by property type
Apartments/Multifamily	$6,262	$724	$73	$797	$5,888	$684	$78	$762
Retail/Service	6,190	799	267	1,066	6,296	971	182	1,153
Office	5,150	895	240	1,135	5,186	863	208	1,071
Health services	3,892	1,021	219	1,240	3,667	1,052	222	1,274
Hotel	2,880	679	509	1,188	2,810	676	512	1,188
Industrial/Warehouse	2,184	136	11	147	2,238	98	12	110
Other	399	31	10	41	527	42	24	66
Total permanent	26,957	4,285	1,329	5,614	26,612	4,386	1,238	5,624
Construction/development	7,541	1,884	146	2,030	8,257	2,169	126	2,295
Total investor-owned	34,498	6,169	1,475	7,644	34,869	6,555	1,364	7,919
Owner-occupied by industry (a)
Other services	2,249	157	68	225	2,253	168	69	237
Motor vehicle and recreational finance dealers	1,921	—	2	2	1,848	—	2	2
Retail	1,687	52	32	84	1,688	66	11	77
Health services	828	54	13	67	989	30	6	36
Wholesale	959	23	1	24	978	19	2	21
Real estate investors	912	39	22	61	732	50	23	73
Manufacturing	867	40	22	62	841	52	23	75
Other	1,152	39	28	67	1,167	49	23	72
Total owner-occupied	10,575	404	188	592	10,496	434	159	593
Total commercial real estate	$45,073	$6,573	$1,663	$8,236	$45,365	$6,989	$1,523	$8,512

(a)
Includes $329 million and $359 million of construction loans at March 31, 2023 and December 31, 2022, respectively.

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s credit personnel review all criticized commercial loans and commercial real estate loans greater than $1 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At March 31, 2023, approximately 53% of the Company’s home equity portfolio consisted of first lien loans and lines of credit and 47% were junior liens. With respect to junior lien loans, to the extent known by the Company, if a related senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At March 31, 2023 approximately 86% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 16% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at March 31, 2023, December 31, 2022 and March 31, 2022 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists. Events posing emerging risks to the macroeconomic environment, such as international conflicts and other events, liquidity concerns, inflation and supply chain issues, are considered when developing economic forecasts even if the events do not directly and materially impact the Company’s financial results. Supply chain disruptions, inflationary pressures, liquidity trends or other peripheral impacts of global events may alter economic forecasts and the Company monitors this activity as part of its risk management procedures in assessing the allowance for credit losses. Among the assumptions utilized as of March 31, 2023 was that the national unemployment rate will average 4.4% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product grows at a 1.0% average rate during the first year of the reasonable and supportable forecast period and at a 2.4% average rate in the second year. Commercial real estate prices were assumed to cumulatively contract 5.5% and residential real estate prices were assumed to contract 6.7% over the two-year reasonable and supportable forecast period. The assumptions utilized as of December 31, 2022 included an average national unemployment rate of 4.0% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product would grow during the first year of the reasonable and supportable period at a 1.0% average annual rate followed by a 2.5% average rate in the second year. Commercial real estate prices were assumed to cumulatively grow 1.9% and residential real estate prices were assumed to contract 6.2% over the two-year reasonable and supportable forecast period. Among the assumptions utilized as of March 31, 2022 was that the national unemployment rate would average 3.6% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product would grow at a 3.6% average rate during the first year of the reasonable and supportable forecast period and at a 3.0% average rate in the second year. Commercial real estate and residential real estate prices were assumed to cumulatively grow 11.0% and 4.3%, respectively, over the two-year reasonable and supportable forecast period. The assumptions utilized were based on the information available to the Company at or near March 31, 2023, December 31, 2022 and March 31, 2022 (at the time the Company was preparing its estimate of expected credit losses as of those dates).

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

A potential downside economic scenario assumed the unemployment rate averages 7.0% in the reasonable and supportable forecast period. The scenario also assumed gross domestic product contracts 1.9% in the first year of the reasonable and supportable forecast period before recovering to 1.9% growth in the second year and commercial real estate and residential real estate prices cumulatively decline 22.9% and 14.6%, respectively, by the end of the reasonable and supportable forecast period.

A potential upside economic scenario assumed the unemployment rate averages approximately 3.2% for the duration of the reasonable and supportable forecast period. The scenario also assumes gross domestic product grows 3.5% in the initial year of the reasonable and supportable forecast period and 2.6% in the second year while commercial real estate and residential real estate prices cumulatively rise 2.9% and .3%, respectively, over the two-year reasonable and supportable forecast period.

The scenario analyses resulted in an additional $478 million of modeled credit losses under the assumptions of the downside economic scenario, whereas under the assumptions of the upside economic scenario a $217 million reduction in modeled credit losses could occur. These examples are only a few of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of expected credit losses. The estimated impacts on credit losses in such scenarios pertain only to modeled credit losses and do not include consideration of other factors the Company may evaluate when determining its allowance for credit losses.

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

Management believes that the allowance for credit losses at March 31, 2023 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $1.98 billion at March 31, 2023, compared with $1.47 billion at March 31, 2022 and $1.93 billion at December 31, 2022. As a percentage of loans outstanding, the allowance was 1.49% at March 31, 2023, 1.60% at March 31, 2022 and 1.46% at December 31, 2022. Using the same methodology described herein, the Company added $341 million to the allowance for credit losses related to the $35.8 billion of loans and leases obtained in the acquisition of People's United on April 1, 2022. Macroeconomic assumptions used to estimate credit losses on loans acquired from People's United were consistent with those used by the Company to estimate credit losses at March 31, 2022. The combined Company allowance for credit losses at April 1, 2022 as a percentage of loans outstanding was 1.42%. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

The ratio of the allowance for credit losses to total nonaccrual loans at March 31, 2023, March 31, 2022 and December 31, 2022 was 77%, 69% and 79%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income

Other income totaled $587 million in the first quarter of 2023, up from $541 million in the year-earlier quarter. That increase reflects the impact from the acquisition of People's United (including service charges on deposit accounts, credit-related fees and trust income) and higher trust income from legacy operations, offset, in part, by a decline in mortgage banking revenues resulting from lower gains on residential mortgage loans originated for sale and a decrease in residential mortgage servicing income, lower insurance revenues reflecting the sale of MTIA in last year's fourth quarter and a reduced distribution from Bayview Lending Group LLC ("BLG") as compared with the year-earlier quarter. Other income was $682 million in the fourth quarter of 2022. The comparative decrease in the recent quarter was driven by the $136 million gain recorded on the sale of MTIA in the fourth quarter of 2022, partially offset by a $20 million distribution from BLG received in the first quarter of 2023.

Mortgage banking revenues were $85 million in the first quarter of 2023, compared with $109 million in the first quarter of 2022 and $82 million in the fourth quarter of 2022. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains and losses from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $55 million in the first quarter of 2023, $76 million in the similar quarter of 2022 and $54 million in the fourth quarter of 2022. That income reflects gains associated with residential mortgage loans originated for sale and loan servicing of $3 million and $52 million, respectively, in the recent quarter; $14 million and $62 million, respectively, in the year earlier quarter; and nil and $54 million, respectively in the fourth quarter of 2022.

Throughout 2022, the Company originated the majority of its residential real estate loans for retention in its loan portfolio rather than for sale. However, in the first quarter of 2023 the Company returned to originating for sale the majority of its newly originated mortgage loans. New commitments to originate residential real estate loans to be sold were approximately $276 million in the first quarter of 2023, compared with $161 million in the year-earlier quarter and $28 million in the fourth quarter of 2022. Loans held for sale that were secured by residential real estate aggregated $152 million at March 31, 2023, $238 million at March 31, 2022 and $32 million at December 31, 2022. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $284 million and $199 million, respectively, at March 31, 2023, compared with $324 million and $146 million, respectively, at March 31, 2022 and $53 million and $31 million, respectively, at December 31, 2022. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $3 million at each of March 31, 2023 and 2022, compared with net recognized unrealized losses of $1 million at December 31, 2022. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in a net increase in revenues of $2 million in the recent quarter compared to net decreases of $7 million in the first quarter of 2022 and less than $1 million in the fourth quarter of 2022.

Revenues from servicing residential real estate loans for others were $52 million during the quarter ended March 31, 2023, compared with $62 million and $54 million during the three months ended March 31, 2022 and December 31, 2022, respectively. Residential real estate loans serviced for others totaled $139.5 billion at March 31, 2023, $99.6 billion at March 31, 2022 and $118.4 billion at December 31, 2022. Loans sub-serviced for others that were included in residential real estate loans serviced for others were $98.0 billion, $76.6 billion and $96.0 billion at March 31, 2023, March 31, 2022 and December 31, 2022, respectively. Revenues earned for sub-servicing loans totaled $32 million during the recent quarter, $42 million in the first quarter of 2022 and $33 million in the fourth quarter of 2022. The decrease in sub-servicing fees in the two most recent quarters reflects lower fees associated with modifying and selling reperforming loans previously repurchased by the holder of the contractual servicing rights. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements. Capitalized residential mortgage servicing assets totaled $532 million at March 31, 2023, $208 million at March 31, 2022 and $194 million at December 31, 2022. The increase in capitalized mortgage servicing rights at March 31, 2023 as compared with March 31, 2022 and December 31, 2022 reflects a $350 million purchase of mortgage servicing rights associated with $19.5 billion of residential real estate loans on March 31, 2023. That purchase had no impact on mortgage servicing revenues in the recent quarter.

Commercial mortgage banking revenues totaled $30 million in the first quarter of 2023 compared to $33 million in the first quarter of 2022 and $27 million in the fourth quarter of 2022. Included in such amounts were revenues from loan origination and sales activities of $15 million in each of the first quarters of 2023 and 2022, compared with $11 million in the fourth quarter of 2022. Commercial real estate loans originated for sale to other investors were $672 million in the recent quarter, compared with $606 million in the first quarter of 2022 and $925 million in the fourth quarter of 2022. Loan servicing revenues totaled $15 million and $18 million in the first quarters of 2023 and 2022, respectively, compared with $16 million in the fourth quarter of 2022. Capitalized commercial mortgage servicing assets were $124 million and $133 million at March 31, 2023 and March 31, 2022, respectively, and $126 million at December 31, 2022. Commercial real estate loans serviced for other investors totaled $26.2 billion at March 31, 2023, $24.0 billion at March 31, 2022 and $26.0 billion at December 31, 2022. Those servicing amounts included $3.8 billion at March 31, 2023, $4.0 billion at March 31, 2022 and $3.9 billion at December 31, 2022 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.8 billion at each of March 31, 2023 and December 31, 2022, compared with $3.4 billion at March 31, 2022. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $909 million and $588 million, respectively, at March 31, 2023, $538 million and $322 million, respectively, at March 31, 2022 and $480 million and $349 million, respectively, at December 31, 2022. Commercial real estate loans held for sale at March 31, 2023, March 31, 2022 and December 31, 2022 were $321 million, $216 million and $131 million, respectively.

Service charges on deposit accounts were $114 million and $102 million in the first quarters of 2023 and 2022, respectively, compared with $106 million in the fourth quarter of 2022. The People's United acquisition contributed approximately $23 million to service charges on deposit accounts in the recent quarter and $16 million in the fourth quarter of 2022. The lower fees associated with People's United in the fourth quarter of 2022 reflect waivers of certain fees in that quarter following the conversion of customer deposit accounts to the Company's deposit servicing system in September 2022. Excluding the contribution associated with the People's United acquisition, the decrease in the recent quarter as compared with the year-earlier quarter reflects the Company's planned elimination of certain non-sufficient funds fees and overdraft protection transfer charges from linked deposit accounts beginning in the second quarter of 2022.

Trust income includes fees related to two significant businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and

(iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust income aggregated $194 million in the first quarter of 2023, compared with $169 million in the year-earlier quarter and $195 million in the fourth quarter of 2022. Trust income contributed from the acquisition of People's United totaled approximately $10 million in each of the recent quarter and the fourth quarter of 2022. Revenues associated with the ICS business were $120 million during the quarter ended March 31, 2023 and $119 million during the quarter ended December 31, 2022, compared with $100 million during the quarter ended March 31, 2022. The higher revenues in the recent quarter as compared with the prior year first quarter were predominantly attributable to reduced fee waivers of $12 million resulting from higher rates on money market fund accounts, incremental fees from sales and People's United-related revenues. Revenues attributable to WAS totaled approximately $73 million in each of the three-month periods ended March 31, 2023 and December 31, 2022, including $8 million and $9 million of People's United-related fees, respectively, compared with $68 million during the quarter ended March 31, 2022. Trust assets under management were $175.6 billion, $160.1 billion and $165.2 billion at March 31, 2023, March 31, 2022 and December 31, 2022, respectively. Trust assets under management include the Company’s proprietary mutual funds’ assets of $14.1 billion, $12.3 billion and $13.0 billion at March 31, 2023, March 31, 2022 and December 31, 2022, respectively. Additional trust income from investment management activities comprised of fees earned from retail customer investment accounts was $1 million in each of the first quarter of 2023 and the corresponding quarter of 2022, compared with $3 million in the fourth quarter of 2022.

In April 2023 the Company sold its Collective Investment Trust business to a private equity firm. That sale will result in the recognition of a pre-tax gain of approximately $225 million in the second quarter of 2023. Revenues associated with the sold business and included in ICS trust income revenues described herein totaled approximately $45 million in the first quarter of 2023 and $42 million in each of the first and fourth quarters of 2022. After considering expenses, the results of operations of that business were not material to M&T's net income in each of those periods.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities, securities brokerage fees and select investment products of LPL Financial totaled $24 million in the first quarter of 2023, $20 million in the first quarter of 2022 and $22 million in the fourth quarter of 2022. The acquisition of People's United contributed approximately $4 million and $3 million to brokerage services income in the first quarter of 2023 and fourth quarter of 2022, respectively. Trading account and other non-hedging derivative gains were $12 million, $5 million and $14 million during the quarters ended March 31, 2023, March 31, 2022 and December 31, 2022, respectively. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.”

The Company recognized net losses on investment securities of less than $1 million in each of the first quarters of 2023 and 2022, compared with net losses of $4 million in the fourth quarter of 2022. The net losses in each period included unrealized gains or losses on investments in Fannie Mae and Freddie Mac preferred stock and other equity securities.

Other revenues from operations were $160 million in the first quarter of 2023, compared with $136 million in the corresponding 2022 period and $267 million in the fourth quarter of 2022. Other revenues from operations associated with the People's United acquisition totaled $31 million in each of the first quarter of 2023 and fourth quarter of 2022. A $136 million gain on the sale of MTIA was recorded in the fourth quarter of 2022. Also included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $43 million in the recent quarter, compared with $27 million in the year-earlier quarter and $46 million in the fourth quarter of 2022. The higher revenues in the two most recent quarters as compared with 2022's first quarter reflect both higher loan syndication fees and People's United-related revenues. Reflecting increased customer activity and incremental revenues associated with the People's United acquisition, revenues from merchant discount and credit card fees were $39 million in the recent quarter, $45 million in the fourth quarter of 2022 and $34 million in the year-earlier quarter. The recent quarter decline in merchant discount and credit card fees from the fourth quarter of 2022 is reflective of seasonal declines in customer activity. Tax-exempt income from bank owned life insurance, which includes changes in the cash surrender value of life insurance policies and benefits received, totaled $13 million in the first quarter of 2023, $10 million in the first quarter of 2022 and $8 million in the fourth quarter of 2022. Insurance-related sales commissions and other revenues declined to $4 million in the quarter ended March 31, 2023 and $6 million in the fourth quarter of 2022 from $15 million in the first quarter of 2022 due to the sale of MTIA. M&T received distributions as a result of its investment in BLG of $20 million and $30 million in the first quarters of 2023 and 2022, respectively. There was no similar distribution in the fourth quarter of 2022.

Other Expense

Other expense totaled $1.359 billion in the first quarter of 2023, compared with $960 million in the year-earlier quarter and $1.408 billion in the fourth quarter of 2022. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $17 million in the recent quarter, $1 million in the first quarter of 2022 and $18 million in the final 2022 quarter, and merger-related expenses of $17 million and $45 million in the first and fourth quarters of 2022, respectively. There were no merger-related expenses during the first quarter of 2023. Exclusive of those nonoperating expenses, noninterest operating expenses were $1.342 billion in the recent quarter, compared with $941 million in the year-earlier quarter and $1.346 billion in the fourth quarter of 2022. Operations acquired from People's United were the largest contributor to the rise in noninterest operating expenses in the first quarter of 2023 and fourth quarter of 2022 as compared with the first quarter of 2022. Other factors contributing to the higher level of operating expenses in 2023’s first quarter as compared with the year-earlier quarter were higher salaries and employee benefits expense, including incentive compensation, a rise in outside data processing and software costs, advertising and marketing expenses, FDIC assessments and professional services. As compared with the fourth quarter of 2022, the decline in the recent quarter was predominantly attributed to a $135 million contribution to The M&T Charitable Foundation recorded in the fourth quarter of 2022, partially offset by higher salaries and employee benefits expense, including seasonally higher stock-based compensation, payroll-related taxes and other employee benefits expense. Table 2 provides a reconciliation of other expense to noninterest operating expense.

Salaries and employee benefits expense totaled $808 million in the first quarter of 2023, compared with $578 million in the year-earlier quarter and $697 million in the fourth quarter of 2022. Excluding the nonoperating expense items described earlier, salaries and employee benefits expense totaled $694 million in the fourth quarter of 2022. The higher operating expense in the recent quarter as compared with the first quarter of 2022 reflects higher employee staffing levels, including the addition of People's United employees, as well as higher salaries from market-rate adjustments and merit increases, and includes approximately $99 million of seasonally higher stock-based compensation, medical plan costs, payroll-related taxes and unemployment insurance. Those seasonally higher expenses were approximately $74 million in the year-earlier quarter. In addition to the aforementioned seasonal costs, higher salaries and employee benefits expenses in the recent quarter as compared with the fourth quarter of 2022 reflect merit increases and a higher employee staffing level, partially offset by lower incentive compensation. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards. As a result, stock-based compensation expense during the first quarters of 2023 and 2022 included $41 million and $36 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $62 million and $50 million in the three-month periods ended March 31, 2023 and March 31, 2022, respectively, and $17 million in the three-month period ended December 31, 2022. The number of full-time equivalent employees was 23,004 at March 31, 2023, compared with 17,457 and 22,509 at March 31, 2022 and December 31, 2022, respectively. The increase in staffing levels since March 31, 2022 was predominantly the result of the acquisition of People's United.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $534 million, $364 million and $652 million in the quarters ended March 31, 2023, March 31, 2022 and December 31, 2022, respectively. The majority of the increase in the recent quarter as compared to the first quarter of 2022 can be attributed to People's United-related nonpersonnel operating expenses. Other factors contributing to the year-over-year increase were higher costs for professional services, outside data processing and software, advertising and marketing expenses, FDIC assessments applicable to the banking industry, and check fraud losses. The decline in non-personnel operating expenses in 2023’s first quarter as compared with 2022’s fourth quarter primarily reflects a $135 million contribution to The M&T Charitable Foundation recorded in the final quarter of 2022.

The efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 55.5% during the recent quarter, compared with 64.9% and 53.3% in the first and fourth quarters of 2022, respectively.

Income Taxes

Income tax expense was $225 million in the first quarter of 2023, compared with $113 million in the year-earlier quarter and $245 million in the fourth quarter of 2022. The effective tax rates were 24.2%, 23.8% and 24.3% for the quarters ended March 31, 2023, March 31, 2022 and December 31, 2022, respectively.

The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods will also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries.

Capital

Shareholders’ equity was $25.4 billion at March 31, 2023, representing 12.50% of total assets, compared with $17.9 billion or 11.93% a year earlier and $25.3 billion or 12.61% at December 31, 2022. The increase in shareholders' equity at the two most recent quarter ends as compared with March 31, 2022 reflects the issuance of 50,325,004 M&T common shares and other common equity consideration totaling $8.4 billion for the acquisition of People's United and the conversion of People's United preferred stock into 10,000,000 shares of Series H Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock of M&T ("Series H Preferred Stock") amounting to $261 million. Included in shareholders’ equity was preferred stock with financial statement carrying values of $2.01 billion at March 31, 2023 and December 31, 2022, compared with $1.75 billion at March 31, 2022.

Common shareholders’ equity was $23.4 billion, or $140.88 per share, at March 31, 2023, compared with $16.1 billion, or $124.93 per share, a year earlier and $23.3 billion, or $137.68 per share, at December 31, 2022. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $88.81 at the end of the recent quarter, compared with $89.33 at March 31, 2022 and $86.59 at December 31, 2022. The Company’s ratio of tangible common equity to tangible assets was 7.58% at March 31, 2023, compared with 7.94% a year earlier and 7.63% at December 31, 2022. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $264 million or $1.59 per common share at March 31, 2023, $59 million or $.46 per common share at March 31, 2022 and $329 million, or $1.94 per common share, at December 31, 2022. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses as of March 31, 2023 and December 31, 2022 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at March 31, 2023 were pre-tax effect unrealized gains of $3 million on securities with an amortized cost of $386 million and pre-tax effect unrealized losses of $358 million on securities with an amortized cost of $11.0 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 12 of Notes to Financial Statements.

Each reporting period the Company reviews its available-for-sale investment securities for declines in value that might be indicative of credit-related losses through an analysis of the creditworthiness of the issuer or the credit performance of the underlying collateral supporting the bond. If the Company does not expect to recover the entire amortized cost basis of a debt security a credit loss is recognized in the consolidated statement of income. A loss is also recognized if the Company intends to sell a bond or it more likely than not will be required to sell a bond before recovery of the amortized cost basis. As of March 31, 2023, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of March 31, 2023, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term. The Company estimated no material credit losses for its investment securities classified as held-to-maturity at March 31, 2023 and December 31, 2022. The amortized cost basis of obligations of states and political subdivisions in the held-to-maturity portfolio totaled $2.6 billion at each of the two most recent quarters. At March 31, 2023 and December 31, 2022, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $48 million and $50 million, respectively, and a fair value of $50 million and $51 million, respectively. At March 31, 2023, 81% of those mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company concluded that as of March 31, 2023, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities. Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $204 million, or $1.23 per common share, at March 31, 2023, $265 million or $2.05 per common share, at March 31, 2022 and $202 million or $1.19 per common share, at December 31, 2022.

On July 19, 2022, M&T's Board of Directors authorized a stock purchase program to repurchase up to $3.0 billion of common shares subject to all applicable regulatory reporting limitations. M&T repurchased 3,838,157 shares of its common stock for a total cost of $600 million, including the share repurchase excise tax, under the program in the first quarter of 2023 and 3,664,887 shares for $600 million in the fourth quarter of 2022. No share repurchases occurred in the first quarter of 2022.

Cash dividends declared on M&T's common stock totaled $219 million in the recent quarter, compared with $206 million and $156 million in the quarters ended December 31, 2022 and March 31, 2022, respectively. During the first quarter of 2023, M&T's Board of Directors authorized an increase in the quarterly common stock dividend to $1.30 per common share from the previous rate of $1.20 per common share. Cash dividends declared on preferred stock aggregated $25 million in each of the two most recent quarters and $22 million in the first quarter of 2022.

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

Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a stress capital buffer requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1. Based on the Federal Reserve's most recent supervisory stress tests M&T's stress capital buffer is 4.7%.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2023 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2023

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.16%	11.50%	228.02%
Tier 1 capital	11.48%	11.50%	228.02%
Total capital	13.28%	13.04%	228.39%
Tier 1 leverage	8.98%	8.98%	83.52%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2022.

Segment Information

The Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 14 of Notes to Financial Statements. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. As described in the Company’s Form 10-K for the year ended December 31, 2022, certain expenses were reallocated from the All Other segment to various reportable segments in the fourth quarter of 2022. Additionally, certain lending relationships within the hospitality sector were realigned from the Commercial Banking segment to the Commercial Real Estate segment. The financial information provided herein reflects those changes.

The Business Banking segment contributed net income of $113 million in each of the three-month periods ended March 31, 2023 and December 31, 2022, compared with $40 million in the first quarter of 2022. The rise in net income in the current quarter as compared with the year-earlier quarter, reflecting the impact of the People’s United acquisition, was predominantly due to a $126 million increase in net interest income. The higher net interest income reflected higher average outstanding balances of deposits and loans of $3.1 billion and $1.3 billion, respectively, and a 127 basis point widening of the segment’s net interest margin. Factors partially offsetting those increases included $16 million of additional centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment, higher personnel-related costs of $7 million and a $6 million increase in the provision for credit losses, due to higher net charge-offs. Net income in the initial 2023 quarter as compared with the immediately preceding quarter reflected lower net interest income resulting from fewer days in the recent quarter and a decline in deposits, largely offset by a decline in centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment.

Net income of the Commercial Banking segment was $220 million in the recent quarter, compared with $128 million in the initial 2022 quarter. Reflecting the impact of the People’s United acquisition, the recent quarter’s rise in net income as compared with the first quarter of 2022 was the result of an increase in net interest income of $177 million, higher credit-related fees of $25 million and a $20 million increase in other revenues from operations, including gains on sales of previously leased equipment. The growth in net interest income resulted from higher average outstanding loan balances of $21.3 billion and a 186 basis point widening of the net interest margin on deposits, partially offset by a 42 basis point tightening of the net interest margin on loans. Those factors were offset, in part, by a $40 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment, higher personnel-related costs of $37 million, a $10 million rise in other costs of operations reflecting higher professional services and other expenses, and an $8 million increase in the provision for credit losses. The Commercial Banking segment recorded net income of $228 million in the final 2022 quarter. The comparative $8 million decrease in net income in the recent quarter was primarily due to lower net interest income of $11 million reflecting two fewer days in the first quarter of 2023, a $6 million rise in the provision for credit losses and $4 million decline in merchant discount and credit card fees, partially offset by $9 million of higher gains recognized on the sale of previously leased equipment.

Net income earned by the Commercial Real Estate segment was $81 million in the first quarter of 2023, compared with $111 million in the year-earlier quarter and $107 million in the fourth quarter of 2022. The decline in net income in the recent quarter as compared with the first quarter of 2022 reflected an increase in the provision for credit losses of $38 million, resulting from higher net charge-offs, and $19 million in higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment, partially offset by higher net interest income of $10 million. The rise in net interest income was attributable to higher average outstanding loan balances of $6.6 billion reflecting loans obtained in the acquisition of People’s United and a 191 basis point widening of the net interest margin on deposits, partially offset by a 73 basis point narrowing of the net interest margin on loans. The decrease in net income in the recent quarter as compared with the immediately preceding quarter reflected a $26 million increase in the provision for credit losses and an $11 million decrease in net interest income. The lower net interest income reflected a decline in average balances of deposits of $1.0 billion, as well as the impact of two fewer days in the recent quarter.

The Discretionary Portfolio segment recorded net losses totaling $40 million and $56 million during the three-month periods ended March 31, 2023 and December 31, 2022, respectively, compared with net income of $35 million in the three-month period ended March 31, 2022. As compared with the initial 2022 quarter’s net income, the net loss in the first quarter of 2023 was predominantly due to a decrease in net interest income of $109 million driven by reduced income from interest rate swap agreements utilized as part of the Company’s management of interest rate risk, partially offset by an increase in average balances of investment securities, loans and deposits of $19.8 billion, $8.7 billion and $5.6 billion, respectively, reflecting the purchase of investment securities, the retention of newly originated residential mortgages throughout 2022, and additions of brokered deposits. Also offsetting the unfavorable decline in net interest income was a $13 million decrease in intersegment fees paid to the Residential Mortgage Banking segment reflecting the Company’s return in the first quarter of 2023 to originating for sale the majority of its newly originated residential mortgage loans. The reduction in net loss in the initial 2023 quarter as compared with the immediately preceding quarter reflected an increase in net interest income of $9 million, a $5 million rise in bank owned life insurance revenue and a $5 million decrease in intersegment fees paid to the Residential Mortgage Banking segment.

The Residential Mortgage Banking segment recorded a net loss of $12 million in each of the two most recent quarters, compared with net income of $27 million in the first quarter of 2022. The decline in the recent quarter as compared with the year-earlier period reflected lower revenues associated with mortgage origination and sales activities (including intersegment revenues) of $28 million, a decline in net interest income of $19 million and lower revenues associated with servicing and sub-servicing residential real estate loans (including intersegment revenues) of $8 million. These factors were offset, in part, by decreases of $4 million in personnel-related costs and $3 million in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment. As compared with the final quarter of 2022, the little changed performance in the recent quarter reflected lower revenues associated with mortgage origination and sales activities (including intersegment revenues) of $5 million and a $2 million decline in revenues associated with servicing and sub-servicing residential real estate loans (including intersegment revenues), offset by declines of $3 million in personnel-related costs and $2 million in each of professional services and outside data processing and software expenses.

Net income earned by the Retail Banking segment totaled $317 million in the first quarter of 2023, compared with $79 million in the year-earlier quarter and $264 million in the final 2022 quarter. The rise in net income in the recent quarter as compared with the first quarter of 2022 resulted predominantly from a $471 million increase in net interest income, due largely to a 240 basis point widening of the net interest margin on deposits and higher average outstanding balances in deposits and loans of $20.2 billion and $2.4 billion, respectively. Those beneficial results for the segment were partially offset by an increase in personnel-related costs of $63 million, higher equipment and net occupancy costs of $26 million, a $20 million increase in the provision for credit losses, a $16 million rise in centrally-allocated expenses associated with support services provided to the Retail Banking segment and increases in other costs of operations. Each of these factors include the impact of the acquired operations of People’s United. The higher net income recorded in the recent quarter as compared with the fourth quarter of 2022 was due to a $50 million increase in net interest income driven by a 40 basis point expansion of the net interest margin on deposits, which was partially offset by the impact of two less days in 2023’s first quarter. Also contributing to the growth in net income were declines of $10 million in equipment and net occupancy costs as well as centrally-allocated expenses associated with support services provided to the Retail Banking segment, and lower advertising and marketing expenses of $4 million.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributions from BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net income of $24 million in the first quarter of 2023 and $121 million in the fourth quarter of 2022, compared with a net loss totaling $58 million in the first quarter of 2022. The net income recorded in the recent quarter as compared with the net loss in the initial 2022 quarter was largely due to: higher net interest income of $257 million reflecting the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and a $25 million increase in trust income, offset by higher costs associated with the acquired operations of People’s United, including higher personnel costs and an increase in amortization of core deposits and other intangible assets; an increase in provision for credit losses of $39 million reflecting the Company’s most recent estimate of expected credit losses; lower insurance revenues of $12 million reflecting the sale of MTIA in the fourth quarter of 2022; and lower income received from BLG of $10 million. As compared with the immediately preceding quarter, factors contributing to the decline in net income in the recent quarter included: a $136 million gain on sale of MTIA recorded in the fourth quarter of 2022; a $110 million rise in personnel-related costs, reflecting seasonally higher stock-based compensation and employee benefits expenses and merit increases; and lower net interest income of $46 million reflecting the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. Partially offsetting those unfavorable factors was the impact of the $135 million contribution to The M&T Charitable Foundation recorded in the fourth quarter of 2022, a $20 million distribution received from BLG in the first quarter of 2023 and a reduction in professional services expenses.

Recent Accounting Developments

A discussion of recent accounting developments is included in note 16 of Notes to Financial Statements.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the rules and regulations of the SEC. Any statement that does not describe historical or current facts is a forward-looking statement, including statements based on current expectations, estimates and projections about the Company’s business, management's beliefs and assumptions made by management.

Statements regarding the potential effects of events or factors specific to the Company and/or the financial industry as a whole, as well as national and global events generally, including economic conditions, on the Company's business, financial condition, liquidity and results of operations may constitute forward-looking statements. Such statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company's control. As described further below, statements regarding the Company's expectations or predictions regarding the acquisition of People's United are also forward-looking statements, including statements regarding the expected financial results, prospects, targets, goals and outlook.

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

Examples of Future Factors include: the impact of the People's United transaction (as described in the next paragraph); economic conditions, including inflation and market volatility; events and developments in the financial services industry, including legislation, regulations and other governmental actions affecting the industry and/or M&T or its subsidiaries individually or collectively; domestic or international political developments and other geopolitical events, including international conflicts; the impact of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes, including tax policy; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; containing costs and expenses; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

In addition, Future Factors related to the acquisition of People's United include, among others: the possibility that the anticipated benefits of the transaction will not be realized when expected or at all; potential adverse reactions or changes to business, customer or employee relationships; the Company's success in executing its business plans and strategies and managing the risks involved in the foregoing; the results and costs of integration efforts; the business, economic and political conditions in the markets in which the Company operates; the outcome of any legal proceedings that may be instituted against M&T or its subsidiaries; and other factors related to the acquisition that may affect future results of the Company.

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

M&T provides further detail regarding these risks and uncertainties in its Form 10-K for the year ended December 31, 2022, including in the Risk Factors section of such report, as well as in other SEC filings. Forward-looking statements speak only as of the date made, and M&T does not assume any duty and does not undertake to update forward-looking statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2023	2022 Quarters
	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$2,340,447	2,085,594	1,793,340	1,475,868	931,490
Interest expense	508,721	244,835	102,822	53,425	24,082
Net interest income	1,831,726	1,840,759	1,690,518	1,422,443	907,408
Less: provision for credit losses	120,000	90,000	115,000	302,000	10,000
Other income	587,133	681,537	563,079	571,100	540,887
Less: other expense	1,359,230	1,408,288	1,279,253	1,403,154	959,741
Income before income taxes	939,629	1,024,008	859,344	288,389	478,554
Applicable income taxes	224,543	245,252	200,921	60,141	113,146
Taxable-equivalent adjustment	13,462	13,385	11,827	10,726	3,234
Net income	$701,624	765,371	646,596	217,522	362,174
Net income available to common shareholders-diluted	$675,511	739,126	620,554	192,236	339,590
Per common share data
Basic earnings	$4.03	4.32	3.55	1.08	2.63
Diluted earnings	4.01	4.29	3.53	1.08	2.62
Cash dividends	$1.30	1.20	1.20	1.20	1.20
Average common shares outstanding
Basic	167,732	171,187	174,609	177,367	128,945
Diluted	168,410	172,149	175,682	178,277	129,416
Performance ratios, annualized
Return on
Average assets	1.40%	1.53%	1.28%	.42%	.97%
Average common shareholders’ equity	11.74%	12.59%	10.43%	3.21%	8.55%
Net interest margin on average earning assets (taxable-equivalent basis)	4.04%	4.06%	3.68%	3.01%	2.65%
Nonaccrual loans to total loans and leases, net of unearned discount	1.92%	1.85%	1.89%	2.05%	2.32%
Net operating (tangible) results (a)
Net operating income (in thousands)	$714,935	812,359	700,030	577,622	375,999
Diluted net operating income per common share	$4.09	4.57	3.83	3.10	2.73
Annualized return on
Average tangible assets	1.49%	1.70%	1.44%	1.16%	1.04%
Average tangible common shareholders’ equity	19.00%	21.29%	17.89%	14.41%	12.44%
Efficiency ratio (b)	55.5%	53.3%	53.6%	58.3%	64.9%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$202,599	198,592	201,131	208,865	151,648
Total tangible assets (c)	193,957	189,934	192,450	200,170	147,053
Earning assets	184,069	179,914	182,382	189,755	138,624
Investment securities	27,622	25,297	23,945	22,384	7,724
Loans and leases, net of unearned discount	132,012	129,406	127,525	127,599	92,159
Deposits	161,537	163,468	167,271	174,683	128,055
Common shareholders’ equity (c)	23,366	23,335	23,654	24,079	16,144
Tangible common shareholders’ equity (c)	14,724	14,677	14,973	15,384	11,549
At end of quarter
Total assets (c)	$202,956	200,730	197,955	204,033	149,864
Total tangible assets (c)	194,321	192,082	189,281	195,344	145,269
Earning assets	183,853	181,855	178,351	185,109	137,237
Investment securities	28,443	25,211	24,604	22,802	9,357
Loans and leases, net of unearned discount	132,938	131,564	128,226	128,486	91,808
Deposits	159,075	163,515	163,845	170,358	126,319
Common shareholders’ equity (c)	23,366	23,307	23,245	23,784	16,126
Tangible common shareholders’ equity (c)	14,731	14,659	14,571	15,095	11,531
Equity per common share	140.88	137.68	134.45	135.16	124.93
Tangible equity per common share	88.81	86.59	84.28	85.78	89.33

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2023	2022 Quarters
	First Quarter	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$701,624	765,371	646,596	217,522	362,174
Amortization of core deposit and other intangible assets (a)	13,311	13,559	14,141	14,138	933
Merger-related expenses (a)	—	33,429	39,293	345,962	12,892
Net operating income	$714,935	812,359	700,030	577,622	375,999
Earnings per common share
Diluted earnings per common share	$4.01	4.29	3.53	1.08	2.62
Amortization of core deposit and other intangible assets (a)	0.08	.08	.08	.08	.01
Merger-related expenses (a)	—	.20	.22	1.94	.10
Diluted net operating earnings per common share	$4.09	4.57	3.83	3.10	2.73
Other expense
Other expense	$1,359,230	1,408,288	1,279,253	1,403,154	959,741
Amortization of core deposit and other intangible assets	(17,208)	(17,600)	(18,384)	(18,384)	(1,256)
Merger-related expenses	—	(45,113)	(53,027)	(222,809)	(17,372)
Noninterest operating expense	$1,342,022	1,345,575	1,207,842	1,161,961	941,113
Merger-related expenses
Salaries and employee benefits	$—	3,670	13,094	85,299	87
Equipment and net occupancy	—	2,294	2,106	502	1,807
Outside data processing and software	—	2,193	2,277	716	252
Advertising and marketing	—	5,258	2,177	1,199	628
Printing, postage and supplies	—	2,953	651	2,460	722
Other costs of operations	—	28,745	32,722	132,633	13,876
Other expense	—	45,113	53,027	222,809	17,372
Provision for credit losses	—	—	—	242,000	—
Total	$—	45,113	53,027	464,809	17,372
Efficiency ratio
Noninterest operating expense (numerator)	$1,342,022	1,345,575	1,207,842	1,161,961	941,113
Taxable-equivalent net interest income	$1,831,726	1,840,759	1,690,518	1,422,443	907,408
Other income	587,133	681,537	563,079	571,100	540,887
Less: Gain (loss) on bank investment securities	(416)	(3,773)	(1,108)	(62)	(743)
Denominator	$2,419,275	2,526,069	2,254,705	1,993,605	1,449,038
Efficiency ratio	55.5%	53.3%	53.6%	58.3%	64.9%
Balance sheet data (in millions)
Average assets
Average assets	$202,599	198,592	201,131	208,865	151,648
Goodwill	(8,490)	(8,494)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(201)	(218)	(236)	(254)	(3)
Deferred taxes	49	54	56	60	1
Average tangible assets	$193,957	189,934	192,450	200,170	147,053
Average common equity
Average total equity	$25,377	25,346	25,665	26,090	17,894
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(1,750)
Average common equity	23,366	23,335	23,654	24,079	16,144
Goodwill	(8,490)	(8,494)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(201)	(218)	(236)	(254)	(3)
Deferred taxes	49	54	56	60	1
Average tangible common equity	$14,724	14,677	14,973	15,384	11,549
At end of quarter
Total assets
Total assets	$202,956	200,730	197,955	204,033	149,864
Goodwill	(8,490)	(8,490)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(192)	(209)	(227)	(245)	(3)
Deferred taxes	47	51	54	57	1
Total tangible assets	$194,321	192,082	189,281	195,344	145,269
Total common equity
Total equity	$25,377	25,318	25,256	25,795	17,876
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(1,750)
Common equity	23,366	23,307	23,245	23,784	16,126
Goodwill	(8,490)	(8,490)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(192)	(209)	(227)	(245)	(3)
Deferred taxes	47	51	54	57	1
Total tangible common equity	$14,731	14,659	14,571	15,095	11,531

(a)
After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2023 First Quarter			2022 Fourth Quarter			2022 Third Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$42,428	$676,194	6.46%	$40,038	$581,161	5.76%	$38,321	$470,738	4.87%
Real estate – commercial	45,327	659,099	5.82	45,690	591,290	5.06	46,282	531,225	4.49
Real estate – consumer	23,770	235,141	3.96	23,334	228,391	3.92	22,962	220,464	3.84
Consumer	20,487	286,596	5.67	20,344	270,590	5.28	19,960	239,471	4.76
Total loans and leases, net	132,012	1,857,030	5.70	129,406	1,671,432	5.12	127,525	1,461,898	4.55
Interest-bearing deposits at banks	24,312	278,417	4.64	25,089	237,021	3.75	30,752	172,956	2.23
Federal funds sold and agreements to resell securities	—	2	4.89	—	4	4.32	29	41	.55
Trading account	123	712	2.32	122	652	2.13	131	583	1.78
Investment securities (b)
U.S. Treasury and federal agencies	23,795	166,978	2.85	21,590	140,315	2.58	20,227	124,084	2.43
Obligations of states and political subdivisions	2,570	23,751	3.75	2,607	24,228	3.67	2,688	23,626	3.49
Other	1,257	13,557	4.38	1,100	11,942	4.31	1,030	10,152	3.91
Total investment securities	27,622	204,286	3.00	25,297	176,485	2.77	23,945	157,862	2.62
Total earning assets	184,069	2,340,447	5.16	179,914	2,085,594	4.60	182,382	1,793,340	3.90
Allowance for credit losses	(1,938)			(1,888)			(1,822)
Cash and due from banks	1,952			1,989			1,962
Other assets	18,516			18,577			18,609
Total assets	$202,599			$198,592			$201,131
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$88,053	$277,068	1.28	$87,068	$167,421	.76	$89,360	$68,690	.31
Time deposits	11,630	89,197	3.11	6,182	20,119	1.29	5,050	1,124	.09
Total interest-bearing deposits	99,683	366,265	1.49	93,250	187,540	.80	94,410	69,814	.29
Short-term borrowings	4,994	57,776	4.69	1,632	13,336	3.24	913	2,670	1.16
Long-term borrowings	6,511	84,680	5.27	3,753	43,959	4.65	3,281	30,338	3.67
Total interest-bearing liabilities	111,188	508,721	1.86	98,635	244,835	.98	98,604	102,822	.41
Noninterest-bearing deposits	61,854			70,218			72,861
Other liabilities	4,180			4,393			4,001
Total liabilities	177,222			173,246			175,466
Shareholders’ equity	25,377			25,346			25,665
Total liabilities and shareholders’ equity	$202,599			$198,592			$201,131
Net interest spread			3.30			3.62			3.49
Contribution of interest-free funds			.74			.44			.19
Net interest income/margin on earning assets		$1,831,726	4.04%		$1,840,759	4.06%		$1,690,518	3.68%

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
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$37,818	$373,543	3.96%	$23,305	$207,715	3.61%
Real estate – commercial	47,227	461,594	3.87	34,957	337,100	3.86
Real estate – consumer	22,761	207,080	3.64	15,870	141,001	3.55
Consumer	19,793	210,290	4.26	18,027	188,017	4.23
Total loans and leases, net	127,599	1,252,507	3.94	92,159	873,833	3.85
Interest-bearing deposits at banks	39,386	80,773	.82	38,693	18,280	.19
Federal funds sold and agreements to resell securities	250	253	.41	—	—	.71
Trading account	136	199	.59	48	194	1.61
Investment securities (b)
U.S. Treasury and federal agencies	18,644	109,755	2.36	7,077	35,911	2.06
Obligations of states and political subdivisions	2,768	23,344	3.38	—	3	6.99
Other	972	9,037	3.73	647	3,269	2.05
Total investment securities	22,384	142,136	2.55	7,724	39,183	2.06
Total earning assets	189,755	1,475,868	3.12	138,624	931,490	2.72
Allowance for credit losses	(1,814)			(1,475)
Cash and due from banks	1,690			1,448
Other assets	19,234			13,051
Total assets	$208,865			$151,648
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$95,149	$27,907	.12	$67,267	$6,747	.04
Time deposits	5,480	1,227	.09	2,647	1,397	.21
Total interest-bearing deposits	100,629	29,134	.12	69,914	8,144	.05
Short-term borrowings	1,126	3,419	1.22	56	1	.01
Long-term borrowings	3,282	20,872	2.55	3,442	15,937	1.88
Total interest-bearing liabilities	105,037	53,425	.20	73,412	24,082	.13
Noninterest-bearing deposits	74,054			58,141
Other liabilities	3,684			2,201
Total liabilities	182,775			133,754
Shareholders’ equity	26,090			17,894
Total liabilities and shareholders’ equity	$208,865			$151,648
Net interest spread			2.92			2.59
Contribution of interest-free funds			.09			.06
Net interest income/margin on earning assets		$1,422,443	3.01%		$907,408	2.65%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Darren J. King, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2023.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting. Management has excluded processes and controls of People’s United that have not yet been converted to M&T's systems or processes from its assessment of internal control over financial reporting for the quarter ended March 31, 2023. Assets and liabilities associated with the People's United transaction that have not yet been converted to M&T's systems or processes as of March 31, 2023 include loans and leases of $3.2 billion, other assets of $12 million and other liabilities of $59 million. Approximately $56 million of total revenues for the three months ended March 31, 2023 was contributed from business activities of People's United that have not yet been converted to M&T's systems or processes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of March 31, 2023. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

January 1 - January 31, 2023	250,420	$156.04	250,000	$1,760,987,000
February 1 - February 28, 2023	2,500,000	159.42	2,500,000	1,362,447,000
March 1 - March 31, 2023	1,097,105	149.27	1,088,157	1,200,060,000
Total	3,847,525	$156.30	3,838,157

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

Item 3. Defaults Upon Senior Securities.

(None.)

Item 4. Mine Safety Disclosures.

(Not applicable.)

Item 5. Other Information.

(None.)

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 5, 2023	By:	/s/ Darren J. King
Darren J. King
Senior Executive Vice President and Chief Financial Officer