Form 10-Q/A
period 2023-03-31
M&T BANK CORP
filed 2023-05-15
CIK 36270

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

Explanatory Note

This Amendment No. 1 amends M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, which was filed on May 5, 2023. This Amendment No. 1 is being filed on May 15, 2023 solely for the purpose of correcting a typographical error in Item 1, note 12 of Notes to Financial Statements – Fair Value Measurements in the table included within the "Disclosures of fair value of financial instruments" section on page 38. The estimated fair value of time deposits in the table presenting the carrying amounts and estimated fair value, in thousands, for financial instrument assets (liabilities) as of March 31, 2023 was incorrectly presented without parentheses. The parentheses have been added for time deposits in both the Estimated Fair Value column and the Level 2 column and correctly presented as $(12,808,615) in each column. Except for these corrections, there have been no changes in any of the financial information or other information contained in the original Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

The entire Form 10-Q as amended, is included herein.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following tables:

	March 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,817,740	1,817,740	1,742,645	75,095	—
Interest-bearing deposits at banks	22,306,425	22,306,425	—	22,306,425	—
Trading account	165,216	165,216	113,646	51,570	—
Investment securities	28,443,209	27,446,099	289,788	27,105,863	50,448
Loans and leases:
Commercial loans and leases	43,758,361	42,992,625	—	—	42,992,625
Commercial real estate loans	45,072,541	42,870,814	—	321,473	42,549,341
Residential real estate loans	23,789,945	22,004,511	—	7,169,803	14,834,708
Consumer loans	20,316,845	19,514,964	—	—	19,514,964
Allowance for credit losses	(1,975,110)	—	—	—	—
Loans and leases, net	130,962,582	127,382,914	—	7,491,276	119,891,638
Accrued interest receivable	693,011	693,011	—	693,011	—
Financial liabilities:
Noninterest-bearing deposits	$(59,955,033)	(59,955,033)	—	(59,955,033)	—
Savings and interest-checking deposits	(86,282,685)	(86,282,685)	—	(86,282,685)	—
Time deposits	(12,837,522)	(12,808,615)	—	(12,808,615)	—
Short-term borrowings	(6,995,302)	(6,995,302)	—	(6,995,302)	—
Long-term borrowings	(7,462,890)	(7,070,243)	—	(7,070,243)	—
Accrued interest payable	(182,906)	(182,906)	—	(182,906)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(28,141)	(28,141)	—	—	(28,141)
Commitments to sell real estate loans	38,844	38,844	—	38,844	—
Other credit-related commitments	(152,513)	(152,513)	—	—	(152,513)
Interest rate swap agreements used for interest rate risk management	11,250	11,250	—	11,250	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(722,949)	(722,949)	—	(722,949)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,517,244	1,517,244	1,371,688	145,556	—
Interest-bearing deposits at banks	24,958,719	24,958,719	—	24,958,719	—
Federal funds sold	3,000	3,000	—	3,000	—
Trading account	117,847	117,847	117,847	—	—
Investment securities	25,210,871	24,056,322	145,289	23,860,445	50,588
Loans and leases:
Commercial loans and leases	41,850,566	41,139,985	—	—	41,139,985
Commercial real estate loans	45,364,571	43,214,646	—	130,652	43,083,994
Residential real estate loans	23,755,947	21,780,214	—	7,049,540	14,730,674
Consumer loans	20,593,079	20,093,523	—	—	20,093,523
Allowance for credit losses	(1,925,331)	—	—	—	—
Loans and leases, net	129,638,832	126,228,368	—	7,180,192	119,048,176
Accrued interest receivable	646,250	646,250	—	646,250	—
Financial liabilities:
Noninterest-bearing deposits	$(65,501,860)	(65,501,860)	—	(65,501,860)	—
Savings and interest-checking deposits	(87,911,463)	(87,911,463)	—	(87,911,463)	—
Time deposits	(10,101,545)	(10,143,110)	—	(10,143,110)	—
Short-term borrowings	(3,554,951)	(3,554,951)	—	(3,554,951)	—
Long-term borrowings	(3,964,537)	(3,926,489)	—	(3,926,489)	—
Accrued interest payable	(81,356)	(81,356)	—	(81,356)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(45,573)	(45,573)	—	—	(45,573)
Commitments to sell real estate loans	54,424	54,424	—	54,424	—
Other credit-related commitments	(148,772)	(148,772)	—	—	(148,772)
Interest rate swap agreements used for interest rate risk management	(7,892)	(7,892)	—	(7,892)	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(920,316)	(920,316)	—	(920,316)	—

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

M&T BANK CORPORATION

Date: May 15, 2023	By:	/s/ Darren J. King
Darren J. King
Senior Executive Vice President and Chief Financial Officer