Form 10-Q
period 2023-06-30
M&T BANK CORP
filed 2023-08-08
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on August 1, 2023: 165,948,636 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share)	2023	2022
Assets
Cash and due from banks	$1,848,386	$1,517,244
Interest-bearing deposits at banks	27,106,899	24,958,719
Federal funds sold	—	3,000
Trading account	137,240	117,847
Investment securities
Available for sale (cost: $11,248,458 at June 30, 2023; $11,193,152 at December 31, 2022)	10,807,659	10,748,961
Held to maturity (fair value: $14,713,496 at June 30, 2023; $12,375,420 at December 31, 2022)	15,918,106	13,529,969
Equity and other securities (cost: $1,191,927 at June 30, 2023; $933,766 at December 31, 2022)	1,190,690	931,941
Total investment securities	27,916,455	25,210,871
Loans and leases	134,061,568	132,074,156
Unearned discount	(717,839)	(509,993)
Loans and leases, net of unearned discount	133,343,729	131,564,163
Allowance for credit losses	(1,998,366)	(1,925,331)
Loans and leases, net	131,345,363	129,638,832
Premises and equipment	1,672,998	1,653,628
Goodwill	8,465,089	8,490,089
Core deposit and other intangible assets	177,221	209,374
Accrued interest and other assets	9,002,078	8,930,237
Total assets	$207,671,729	$200,729,841
Liabilities
Noninterest-bearing deposits	$54,937,913	$65,501,860
Savings and interest-checking deposits	88,046,247	87,911,463
Time deposits	19,074,220	10,101,545
Total deposits	162,058,380	163,514,868
Short-term borrowings	7,907,884	3,554,951
Accrued interest and other liabilities	4,487,894	4,377,495
Long-term borrowings	7,416,638	3,964,537
Total liabilities	181,870,796	175,411,851
Shareholders' equity
Preferred stock, $1.00 par, 20,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at June 30, 2023 and December 31, 2022; Liquidation preference of $10,000 per share: 140,000 shares at June 30, 2023 and December 31, 2022; Liquidation preference of $25 per share: 10,000,000 shares at June 30, 2023 and December 31, 2022	2,010,600	2,010,600
Common stock, $.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at June 30, 2023 and December 31, 2022	89,718	89,718
Common stock issuable, 12,124 shares at June 30, 2023; 14,031 shares at December 31, 2022	972	1,112
Additional paid-in capital	10,000,335	10,002,891
Retained earnings	16,836,810	15,753,978
Accumulated other comprehensive income (loss), net	(864,800)	(790,030)
Treasury stock — common, at cost — 13,555,383 shares at June 30, 2023; 10,165,419 shares at December 31, 2022	(2,272,702)	(1,750,279)
Total shareholders’ equity	25,800,933	25,317,990
Total liabilities and shareholders’ equity	$207,671,729	$200,729,841

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share)	2023	2022	2023	2022
Interest income
Loans and leases, including fees	$1,997,809	$1,246,742	$3,847,465	$2,117,342
Investment securities
Fully taxable	197,882	119,392	379,469	158,524
Exempt from federal taxes	16,505	17,783	33,116	17,833
Deposits at banks	302,429	80,773	580,846	99,053
Other	1,000	452	1,714	646
Total interest income	2,515,625	1,465,142	4,842,610	2,393,398
Interest expense
Savings and interest-checking deposits	368,362	27,907	645,430	34,654
Time deposits	150,337	1,227	239,534	2,624
Short-term borrowings	95,996	3,419	153,772	3,420
Long-term borrowings	101,801	20,872	186,481	36,809
Total interest expense	716,496	53,425	1,225,217	77,507
Net interest income	1,799,129	1,411,717	3,617,393	2,315,891
Provision for credit losses	150,000	302,000	270,000	312,000
Net interest income after provision for credit losses	1,649,129	1,109,717	3,347,393	2,003,891
Other income
Mortgage banking revenues	107,112	82,926	192,097	192,074
Service charges on deposit accounts	118,697	124,170	232,243	225,677
Trust income	172,463	190,084	366,265	359,297
Brokerage services income	25,126	24,138	49,167	44,328
Trading account and other non-hedging derivative gains	16,754	2,293	28,429	7,662
Gain (loss) on bank investment securities	1,004	(62)	588	(805)
Other revenues from operations	362,015	147,551	521,515	283,754
Total other income	803,171	571,100	1,390,304	1,111,987
Other expense
Salaries and employee benefits	737,665	776,201	1,545,607	1,353,721
Equipment and net occupancy	128,689	124,655	255,593	210,467
Outside data processing and software	106,438	93,820	212,218	173,539
FDIC assessments	27,932	22,585	57,690	38,161
Advertising and marketing	28,353	20,635	59,416	36,659
Printing, postage and supplies	14,199	15,570	28,382	25,720
Amortization of core deposit and other intangible assets	14,945	18,384	32,153	19,640
Other costs of operations	234,338	331,304	460,730	504,988
Total other expense	1,292,559	1,403,154	2,651,789	2,362,895
Income before taxes	1,159,741	277,663	2,085,908	752,983
Income taxes	292,707	60,141	517,250	173,287
Net income	$867,034	$217,522	$1,568,658	$579,696
Net income available to common shareholders
Basic	$840,520	$192,236	$1,516,046	$531,914
Diluted	840,524	192,236	1,516,052	531,916
Net income per common share
Basic	$5.07	$1.08	$9.09	$3.47
Diluted	5.05	1.08	9.06	3.45
Average common shares outstanding
Basic	165,842	177,367	166,782	153,290
Diluted	166,320	178,277	167,359	153,981

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022

Net income	$867,034	$217,522	$1,568,658	$579,696
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(63,810)	(70,551)	1,330	(206,918)
Cash flow hedges adjustments	(156,290)	(58,188)	(75,357)	(172,249)
Foreign currency translation adjustments	1,316	(4,264)	2,510	(5,912)
Defined benefit plans liability adjustments	(1,011)	3,898	(3,253)	6,167
Total other comprehensive income (loss)	(219,795)	(129,105)	(74,770)	(378,912)
Total comprehensive income	$647,239	$88,417	$1,493,888	$200,784

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$1,568,658	$579,696
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	270,000	312,000
Depreciation and amortization of premises and equipment	148,806	134,949
Amortization of capitalized servicing rights	57,442	50,998
Amortization of core deposit and other intangible assets	32,153	19,640
Provision for deferred income taxes	(6,687)	(77,346)
Asset write-downs	1,337	3,469
Net gain on sales of assets	(234,388)	(10,856)
Net change in accrued interest receivable, payable	259,115	10,834
Net change in other accrued income and expense	(72,168)	(32,412)
Net change in loans originated for sale	(339,702)	571,879
Net change in trading account and other non-hedging derivative assets and liabilities	521	920,288
Net cash provided by operating activities	1,685,087	2,483,139
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	614,355	26,286
Proceeds from maturities of investment securities
Available for sale	298,136	467,788
Held to maturity	570,742	572,192
Purchases of investment securities
Available for sale	(343,946)	(4,588,013)
Held to maturity	(2,947,627)	(796,312)
Equity and other securities	(872,516)	(26,505)
Net increase in loans and leases	(1,645,467)	(265,684)
Net (increase) decrease in interest-bearing deposits at banks	(2,148,180)	17,628,196
Capital expenditures, net	(101,379)	(87,742)
Net decrease in loan servicing advances	285,706	1,039,029
Acquisition, net of cash consideration
Bank and bank holding company	—	393,923
Other, net	(359,299)	(324,594)
Net cash provided (used) by investing activities	(6,649,475)	14,038,564
Cash flows from financing activities
Net decrease in deposits	(1,454,879)	(14,151,849)
Net increase (decrease) in short-term borrowings	4,352,933	(72,595)
Proceeds from long-term borrowings	3,485,675	—
Payments on long-term borrowings	(194)	(900,096)
Purchases of treasury stock	(594,000)	(600,000)
Dividends paid — common	(436,369)	(369,822)
Dividends paid — preferred	(49,881)	(47,046)
Other, net	(10,755)	(29,598)
Net cash provided (used) by financing activities	5,292,530	(16,171,006)
Net increase in cash, cash equivalents and restricted cash	328,142	350,697
Cash, cash equivalents and restricted cash at beginning of period	1,520,244	1,337,577
Cash, cash equivalents and restricted cash at end of period	$1,848,386	$1,688,274
Supplemental disclosure of cash flow information
Interest received during the period	$4,813,949	$2,416,362
Interest paid during the period	922,988	86,713
Income taxes paid during the period	329,200	231,687
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$11,612	$8,800
Additions to right-of-use assets under operating leases	68,672	31,013
Acquisition of bank and bank holding company
Common stock issued	—	8,286,515
Common stock awards converted	—	104,810
Fair value of
Assets acquired (noncash)	—	63,757,316
Liabilities assumed	—	55,499,314
Preferred stock converted	—	260,600

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended June 30, 2023
Balance — April 1, 2023	$2,010,600	$89,718	$957	$9,986,325	$16,212,095	$(645,005)	$(2,277,519)	$25,377,171
Total comprehensive income	—	—	—	—	867,034	(219,795)	—	647,239
Preferred stock cash dividends (a)	—	—	—	—	(24,940)	—	—	(24,940)
Purchases of treasury stock (b)	—	—	—	—	—	—	—	—
Stock-based compensation transactions, net (b)	—	—	15	14,010	(475)	—	4,817	18,367
Common stock cash dividends — $1.30 per share	—	—	—	—	(216,904)	—	—	(216,904)
Balance — June 30, 2023	$2,010,600	$89,718	$972	$10,000,335	$16,836,810	$(864,800)	$(2,272,702)	$25,800,933

Six Months Ended June 30, 2023
Balance — January 1, 2023	$2,010,600	$89,718	$1,112	$10,002,891	$15,753,978	$(790,030)	$(1,750,279)	$25,317,990
Total comprehensive income	—	—	—	—	1,568,658	(74,770)	—	1,493,888
Preferred stock cash dividends (a)	—	—	—	—	(49,881)	—	—	(49,881)
Purchases of treasury stock (b)	—	—	—	—	—	—	(599,940)	(599,940)
Stock-based compensation transactions, net (b)	—	—	(140)	(2,556)	(946)	—	77,517	73,875
Common stock cash dividends — $2.60 per share	—	—	—	—	(434,999)	—	—	(434,999)
Balance — June 30, 2023	$2,010,600	$89,718	$972	$10,000,335	$16,836,810	$(864,800)	$(2,272,702)	$25,800,933

Three Months Ended June 30, 2022
Balance — April 1, 2022	$1,750,000	$79,871	$1,074	$6,611,659	$14,830,671	$(377,385)	$(5,019,870)	$17,876,020
Total comprehensive income	—	—	—	—	217,522	(129,105)	—	88,417
Acquisition of People's United Financial, Inc.:
Common stock issued	—	9,824	—	3,256,821	—	—	5,019,870	8,286,515
Common stock awards converted	—	—	—	104,810	—	—	—	104,810
Conversion of Series H preferred stock	260,600	—	—	—	—	—	—	260,600
Preferred stock cash dividends (a)	—	—	—	—	(24,941)	—	—	(24,941)
Purchases of treasury stock	—	—	—	—	—	—	(600,000)	(600,000)
Stock-based compensation transactions, net	—	23	16	13,591	(313)	—	4,095	17,412
Common stock cash dividends — $1.20 per share	—	—	—	—	(214,302)	—	—	(214,302)
Balance — June 30, 2022	$2,010,600	$89,718	$1,090	$9,986,881	$14,808,637	$(506,490)	$(595,905)	$25,794,531

Six Months Ended June 30, 2022
Balance — January 1, 2022	$1,750,000	$79,871	$1,212	$6,635,000	$14,646,448	$(127,578)	$(5,081,548)	$17,903,405
Total comprehensive income	—	—	—	—	579,696	(378,912)	—	200,784
Acquisition of People's United Financial, Inc.:
Common stock issued	—	9,824	—	3,256,821	—	—	5,019,870	8,286,515
Common stock awards converted	—	—	—	104,810	—	—	—	104,810
Conversion of Series H preferred stock	260,600	—	—	—	—	—	—	260,600
Preferred stock cash dividends (a)	—	—	—	—	(46,706)	—	—	(46,706)
Purchases of treasury stock	—	—	—	—	—	—	(600,000)	(600,000)
Stock-based compensation transactions, net	—	23	(122)	(9,750)	(643)	—	65,773	55,281
Common stock cash dividends — $2.40 per share	—	—	—	—	(370,158)	—	—	(370,158)
Balance — June 30, 2022	$2,010,600	$89,718	$1,090	$9,986,881	$14,808,637	$(506,490)	$(595,905)	$25,794,531

(a)
For the three-month and six-month periods ended June 30, 2023, dividends per preferred share were: Preferred Series E - $16.125 and $32.25, respectively; Preferred Series F - $128.125 and $256.25, respectively; Preferred Series G - $125.00 and $250.00, respectively; Preferred Series H - $0.3516 and $0.7031, respectively; and Preferred Series I - $87.50 and $175.00, respectively. Dividends per preferred share for the three-month and six-month periods ended June 30, 2022 were: Preferred Series E - $16.125 and $32.25, respectively; Preferred Series F - $128.125 and $256.25, respectively; Preferred Series G - $125.00 and $250.00, respectively; and Preferred Series I - $87.50. and $181.81, respectively.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2. Acquisition and divestiture, continued

The People’s United transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and preferred stock converted were recorded at estimated fair value on the acquisition date. The consideration paid for People’s United common equity and the amounts of identifiable assets acquired, liabilities assumed and preferred stock converted as of the acquisition date follows:

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

Pro forma
Six months ended June 30, 2022
(In thousands)
Total revenues (a)	$3,900,483
Net income	757,459

(a)
Represents the total of net interest income and other income.

In connection with the People’s United acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services, temporary help fees and other costs associated with actual or planned systems conversions and/or integration of operations and the introduction of the Company to its new customers; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former People’s United employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices. The Company did not incur any People's United merger-related expenses during the second quarter of 2023. Merger-related expenses incurred in the three and six months ended June 30, 2022 totaled approximately $223 million and $240 million, respectively, and consisted predominantly of professional services, including legal expenses and technology-related activities to prepare for planned integration efforts, and severance for former People's United employees. The Company also recognized a $242 million provision for credit losses on acquired loans that were not deemed to be PCD on April 1, 2022.

Divestiture

On December 19, 2022 the Company announced that it had entered into a definitive agreement to sell its Collective Investment Trust ("CIT") business to a private equity firm. The transaction was completed on April 29, 2023 and resulted in a pre-tax gain of $225 million that has been included in other revenues from operations in the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2023. Prior to the sale, the CIT business contributed $15 million and $40 million to trust income in the second quarters of 2023 and 2022, respectively, and $60 million and $81 million in the six months ended June 30, 2023 and 2022, respectively. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in those periods.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,930,292	$18	$237,858	$7,692,452
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	634,961	—	19,998	614,963
Residential	2,506,882	105	166,959	2,340,028
Other debt securities	176,323	111	16,218	160,216
	11,248,458	234	441,033	10,807,659
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,049,342	—	48,391	1,000,951
Obligations of states and political subdivisions	2,549,551	2,009	103,344	2,448,216
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,029,755	—	148,315	1,881,440
Residential	10,241,181	—	909,050	9,332,131
Privately issued	46,636	9,249	6,768	49,117
Other debt securities	1,641	—	—	1,641
	15,918,106	11,258	1,215,868	14,713,496
Total debt securities	$27,166,564	$11,492	$1,656,901	$25,521,155
Equity and other securities:
Readily marketable equity — at fair value	$219,405	$2,137	$3,374	$218,168
Other — at cost	972,522	—	—	972,522
Total equity and other securities	$1,191,927	$2,137	$3,374	$1,190,690

December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,913,932	$200	$243,172	$7,670,960
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	594,779	—	20,480	574,299
Residential	2,501,334	65	171,281	2,330,118
Other debt securities	183,107	250	9,773	173,584
	11,193,152	515	444,706	10,748,961
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,054,035	—	45,747	1,008,288
Obligations of states and political subdivisions	2,577,078	4	116,512	2,460,570
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	912,431	—	103,528	808,903
Residential	8,934,918	1,451	891,063	8,045,306
Privately issued	49,742	8,833	7,987	50,588
Other debt securities	1,765	—	—	1,765
	13,529,969	10,288	1,164,837	12,375,420
Total debt securities	$24,723,121	$10,803	$1,609,543	$23,124,381
Equity and other securities:
Readily marketable equity — at fair value	$153,283	$2,120	$3,945	$151,458
Other — at cost	780,483	—	—	780,483
Total equity and other securities	$933,766	$2,120	$3,945	$931,941

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and six-month periods ended June 30, 2023 and 2022. Unrealized losses on equity securities are included in gain (loss) on bank investment securities in the Consolidated Statement of Income.

At June 30, 2023, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$3,470,536	$3,391,769
Due after one year through five years	4,576,316	4,410,215
Due after five years through ten years	29,763	26,430
Due after ten years	30,000	24,254
	8,106,615	7,852,668
Mortgage-backed securities available for sale	3,141,843	2,954,991
	$11,248,458	$10,807,659
Debt securities held to maturity:
Due in one year or less	$76,348	$76,153
Due after one year through five years	1,132,418	1,082,030
Due after five years through ten years	1,191,409	1,162,463
Due after ten years	1,200,359	1,130,162
	3,600,534	3,450,808
Mortgage-backed securities held to maturity	12,317,572	11,262,688
	$15,918,106	$14,713,496

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of June 30, 2023 and December 31, 2022 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$3,030,061	$77,628	$4,657,228	$160,230
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	84,889	2,187	530,074	17,811
Residential	599,600	25,579	1,718,645	141,380
Other debt securities	5,341	388	149,121	15,830
	3,719,891	105,782	7,055,068	335,251
Investment securities held to maturity:
U.S. Treasury and federal agencies	49,056	966	951,895	47,425
Obligations of states and political subdivisions	585,349	12,092	1,831,988	91,252
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,070,875	42,712	810,565	105,603
Residential	2,885,964	62,203	6,446,167	846,847
Privately issued	1,986	82	34,677	6,686
	4,593,230	118,055	10,075,292	1,097,813
Total	$8,313,121	$223,837	$17,130,360	$1,433,064

December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,706,413	$183,760	$841,945	$59,412
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	574,299	20,480	—	—
Residential	2,295,873	169,489	28,305	1,792
Other debt securities	93,458	3,604	73,280	6,169
	9,670,043	377,333	943,530	67,373
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,008,288	45,747	—	—
Obligations of states and political subdivisions	2,449,420	116,512	—	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	808,903	103,528	—	—
Residential	6,292,462	619,403	1,319,300	271,660
Privately issued	—	—	35,661	7,987
	10,559,073	885,190	1,354,961	279,647
Total	$20,229,116	$1,262,523	$2,298,491	$347,020

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

The Company owned 4,281 individual debt securities with aggregate gross unrealized losses of $1.7 billion at June 30, 2023. Based on a review of each of the securities in the investment securities portfolio at June 30, 2023, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2023, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At June 30, 2023, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $973 million of cost method equity securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at June 30, 2023 or December 31, 2022.

At June 30, 2023 and December 31, 2022 investment securities with carrying values of $6.9 billion (including $548 million related to repurchase transactions) and $7.9 billion (including $567 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits.
4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of June 30, 2023 and December 31, 2022 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
June 30, 2023
Commercial, financial, leasing, etc.	$43,939,557	$289,931	$38,039	$416,022	$44,683,549
Real estate:
Commercial	34,861,282	450,072	37,542	1,383,190	36,732,086
Residential builder and developer	1,115,373	18,745	—	1,193	1,135,311
Other commercial construction	6,465,258	154,908	15,124	146,024	6,781,314
Residential	21,666,324	581,806	284,410	238,509	22,771,049
Residential — limited documentation	900,609	23,945	—	66,614	991,168
Consumer:
Home equity lines and loans	4,669,522	26,478	—	77,090	4,773,090
Recreational finance	9,171,034	53,483	—	32,286	9,256,803
Automobile	4,020,722	40,974	—	21,791	4,083,487
Other	2,062,277	15,769	4,964	52,862	2,135,872
Total	$128,871,958	$1,656,111	$380,079	$2,435,581	$133,343,729

December 31, 2022
Commercial, financial, leasing, etc.	$40,982,398	$448,462	$72,502	$347,204	$41,850,566
Real estate:
Commercial	34,972,627	311,188	67,696	1,396,662	36,748,173
Residential builder and developer	1,304,798	8,703	—	1,229	1,314,730
Other commercial construction	6,936,661	239,521	549	124,937	7,301,668
Residential	21,491,506	595,897	345,402	272,090	22,704,895
Residential — limited documentation	950,782	22,456	—	77,814	1,051,052
Consumer:
Home equity lines and loans	4,891,311	30,787	—	84,788	5,006,886
Recreational finance	8,974,171	54,593	—	44,630	9,073,394
Automobile	4,393,206	44,486	—	39,584	4,477,276
Other	1,958,196	22,961	4,869	49,497	2,035,523
Total	$126,855,656	$1,779,054	$491,018	$2,438,435	$131,564,163

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $216 million and $32 million at June 30, 2023 and December 31, 2022, respectively. Commercial real estate loans held for sale were $322 million at June 30, 2023 and $131 million at December 31, 2022.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied at June 30, 2023 to the various classes of the Company’s commercial loans and commercial real estate loans and gross charge-offs for those types of loans for the three-month and six-month periods ended June 30, 2023 by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$4,084,263	7,437,543	4,342,236	1,680,841	1,434,684	2,313,703	21,051,384	45,539	$42,390,193
Criticized accrual	89,277	242,232	245,040	169,817	108,865	282,663	715,380	24,060	1,877,334
Criticized nonaccrual	12,072	48,988	44,163	23,131	27,809	94,343	156,738	8,778	416,022
Total commercial, financial, leasing, etc.	$4,185,612	7,728,763	4,631,439	1,873,789	1,571,358	2,690,709	21,923,502	78,377	$44,683,549
Gross charge-offs three months ended June 30, 2023	$728	6,854	4,705	3,999	2,214	2,758	—	—	$21,258
Gross charge-offs six months ended June 30, 2023	$835	10,958	8,110	6,752	4,517	8,315	773	—	$40,260
Real estate:
Commercial:
Loan grades:
Pass	$2,087,296	3,865,108	3,188,161	3,200,526	4,693,259	12,993,821	797,521	—	$30,825,692
Criticized accrual	—	403,062	434,027	354,736	788,370	2,519,575	23,434	—	4,523,204
Criticized nonaccrual	—	50,989	25,903	258,813	146,925	894,172	6,388	—	1,383,190
Total commercial real estate	$2,087,296	4,319,159	3,648,091	3,814,075	5,628,554	16,407,568	827,343	—	$36,732,086
Gross charge-offs three months ended June 30, 2023	$—	—	—	424	51,516	49,433	—	—	$101,373
Gross charge-offs six months ended June 30, 2023	$—	—	—	424	77,906	51,911	—	—	$130,241
Residential builder and developer:
Loan grades:
Pass	$215,809	518,867	99,364	9,681	7,122	15,204	126,638	—	$992,685
Criticized accrual	1,013	6,499	34,803	2,329	74,015	20,601	2,173	—	141,433
Criticized nonaccrual	—	—	675	—	518	—	—	—	1,193
Total residential builder and developer	$216,822	525,366	134,842	12,010	81,655	35,805	128,811	—	$1,135,311
Gross charge-offs three months ended June 30, 2023	$—	—	—	—	—	44	172	—	$216
Gross charge-offs six months ended June 30, 2023	$—	—	—	—	—	55	1,678	—	$1,733
Other commercial construction:
Loan grades:
Pass	$391,286	1,373,928	1,025,430	952,484	550,745	271,623	15,867	—	$4,581,363
Criticized accrual	245	53,186	173,616	446,290	945,352	435,238	—	—	2,053,927
Criticized nonaccrual	—	—	10,202	42,275	63,702	27,422	2,423	—	146,024
Total other commercial construction	$391,531	1,427,114	1,209,248	1,441,049	1,559,799	734,283	18,290	—	$6,781,314
Gross charge-offs three months ended June 30, 2023	$—	—	—	—	—	—	—	—	$—
Gross charge-offs six months ended June 30, 2023	$—	—	—	—	—	—	—	—	$—

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at June 30, 2023 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three-month and six-month periods ended June 30, 2023 by origination year follows.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$1,078,612	4,916,628	3,904,324	2,663,709	1,266,549	7,756,199	80,303	—	$21,666,324
30-89 days past due	4,818	77,407	49,908	33,051	23,741	392,794	87	—	581,806
Accruing loans past due 90 days or more	170	24,637	26,574	16,174	13,590	203,265	—	—	284,410
Nonaccrual	140	12,497	14,259	2,286	8,254	194,394	6,679	—	238,509
Total residential	$1,083,740	5,031,169	3,995,065	2,715,220	1,312,134	8,546,652	87,069	—	$22,771,049
Gross charge-offs three months ended June 30, 2023	$—	58	77	-	71	639	—	—	$845
Gross charge-offs six months ended June 30, 2023	$—	133	192	21	139	1,925	—	—	$2,410
Residential - limited documentation:
Current	$—	—	—	—	—	900,609	—	—	$900,609
30-89 days past due	—	—	—	—	—	23,945	—	—	23,945
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	66,614	—	—	66,614
Total residential - limited documentation	$—	—	—	—	—	991,168	—	—	$991,168
Gross charge-offs three months ended June 30, 2023	$—	—	—	—	—	227	—	—	$227
Gross charge-offs six months ended June 30, 2023	$—	—	—	—	—	363	—	—	$363
Consumer:
Home equity lines and loans:
Current	$32	31	1,962	2,164	14,100	109,021	3,082,721	1,459,491	$4,669,522
30-89 days past due	—	—	—	55	309	1,670	—	24,444	26,478
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	32	—	65	6,298	1,140	69,555	77,090
Total home equity lines and loans	$32	31	1,994	2,219	14,474	116,989	3,083,861	1,553,490	$4,773,090
Gross charge-offs three months ended June 30, 2023	$—	—	—	—	—	53	—	1,113	$1,166
Gross charge-offs six months ended June 30, 2023	$—	—	—	—	—	84	1,298	1,817	$3,199
Recreational finance:
Current	$1,111,625	2,572,098	2,047,511	1,420,955	866,786	1,152,059	—	—	$9,171,034
30-89 days past due	1,345	9,290	12,008	10,542	7,690	12,608	—	—	53,483
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	554	2,977	6,984	5,775	4,706	11,290	—	—	32,286
Total recreational finance	$1,113,524	2,584,365	2,066,503	1,437,272	879,182	1,175,957	—	—	$9,256,803
Gross charge-offs three months ended June 30, 2023	$873	2,781	3,014	2,746	1,751	3,315	—	—	$14,480
Gross charge-offs six months ended June 30, 2023	$873	5,150	6,027	5,731	4,163	7,357	—	—	$29,301
Automobile:
Current	$442,880	1,298,446	1,285,910	553,840	280,257	159,389	—	—	$4,020,722
30-89 days past due	1,731	9,576	12,148	6,187	5,479	5,853	—	—	40,974
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	648	2,521	7,163	3,988	3,299	4,172	—	—	21,791
Total automobile	$445,259	1,310,543	1,305,221	564,015	289,035	169,414	—	—	$4,083,487
Gross charge-offs three months ended June 30, 2023	$81	1,183	1,916	708	526	517	—	—	$4,931
Gross charge-offs six months ended June 30, 2023	$81	2,819	3,984	1,877	1,483	1,398	—	—	$11,642
Other:
Current	$154,995	222,468	142,584	44,462	25,013	22,444	1,444,863	5,448	2,062,277
30-89 days past due	2,113	1,885	1,304	235	221	502	8,979	530	$15,769
Accruing loans past due 90 days or more	—	—	—	—	—	181	4,783	—	4,964
Nonaccrual	1,434	665	445	135	127	335	49,565	156	52,862
Total other	$158,542	225,018	144,333	44,832	25,361	23,462	1,508,190	6,134	$2,135,872
Gross charge-offs three months ended June 30, 2023	$5,201	3,203	2,261	1,209	1,334	4,348	172	—	$17,728
Gross charge-offs six months ended June 30, 2023	$6,113	11,860	4,996	2,604	2,915	9,334	192	—	$38,014

Total loans and leases at June 30, 2023	$9,682,358	23,151,528	17,136,736	11,904,481	11,361,552	30,892,007	27,577,066	1,638,001	$133,343,729
Total gross charge-offs for the three months ended June 30, 2023	$6,883	14,079	11,973	9,086	57,412	61,334	344	1,113	$162,224
Total gross charge-offs for the six months ended June 30, 2023	$7,902	30,920	23,309	17,409	91,123	80,742	3,941	1,817	$257,163

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Changes in the allowance for credit losses for the three months ended June 30, 2023 and 2022 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2023
Beginning balance	$504,779	743,621	113,192	613,518	$1,975,110
Provision for credit losses	11,977	121,092	3,957	12,974	150,000
Net charge-offs
Charge-offs	(21,258)	(101,589)	(1,072)	(38,305)	(162,224)
Recoveries	16,431	2,552	2,315	14,182	35,480
Net (charge-offs) recoveries	(4,827)	(99,037)	1,243	(24,123)	(126,744)
Ending balance	$511,929	765,676	118,392	602,369	$1,998,366

Three Months Ended June 30, 2022
Beginning balance	$307,055	539,444	72,581	553,279	$1,472,359
Allowance on acquired PCD loans	41,003	55,812	1,833	352	99,000
Provision for credit losses (a)	95,917	120,277	50,168	35,638	302,000
Net charge-offs
Charge-offs (b)	(37,925)	(8,796)	(2,863)	(26,030)	(75,614)
Recoveries	8,423	1,656	2,607	13,359	26,045
Net charge-offs	(29,502)	(7,140)	(256)	(12,671)	(49,569)
Ending balance	$414,473	708,393	124,326	576,598	$1,823,790

_____________________________________

(a)
Includes $242 million related to non-PCD acquired loans for the three months ended June 30, 2022.

(b) For the three months ended June 30, 2022, net charge-offs do not reflect $33 million of charge offs related to PCD acquired loans.

Changes in the allowance for credit losses for the six months ended June 30, 2023 and 2022 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2023
Beginning balance	$502,153	676,684	115,092	631,402	$1,925,331
Provision for credit losses	24,164	217,084	2,435	26,317	270,000
Net charge-offs
Charge-offs	(40,260)	(131,974)	(2,773)	(82,156)	(257,163)
Recoveries	25,872	3,882	3,638	26,806	60,198
Net (charge-offs) recoveries	(14,388)	(128,092)	865	(55,350)	(196,965)
Ending balance	$511,929	765,676	118,392	602,369	$1,998,366

Six Months Ended June 30, 2022
Beginning balance	$283,899	557,239	71,726	556,362	$1,469,226
Allowance on acquired PCD loans	41,003	55,812	1,833	352	99,000
Provision for credit losses (a)	124,642	89,339	51,888	46,131	312,000
Net charge-offs
Charge-offs (b)	(57,159)	(10,596)	(6,835)	(52,062)	(126,652)
Recoveries	22,088	16,599	5,714	25,815	70,216
Net (charge-offs) recoveries	(35,071)	6,003	(1,121)	(26,247)	(56,436)
Ending balance	$414,473	708,393	124,326	576,598	$1,823,790

________________________________________________________________________________________________

(a)
Includes $242 million related to non-PCD acquired loans for the six months ended June 30, 2022.

(b) For the six months ended June 30, 2022, net charge-offs do not reflect $33 million of charge offs related to PCD acquired loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of June 30, 2023 and December 31, 2022, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

For residential real estate loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of estimating losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.

Changes in the amount of the allowance for credit losses reflect the outcome of the procedures described herein, including the impact of changes in macroeconomic forecasts as compared with previous forecasts, as well as the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process.

The Company’s reserve for off-balance sheet credit exposures was not material at June 30, 2023 and December 31, 2022.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and six-month periods ended June 30, 2023 and 2022 follows.

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost		Interest Income Recognized
	June 30, 2023			March 31, 2023	January 1, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In thousands)
Commercial, financial, leasing, etc.	$162,087	$253,935	$416,022	$382,268	$347,204	$1,909	$4,188
Real estate:
Commercial	415,685	967,505	1,383,190	1,516,655	1,396,662	4,432	9,933
Residential builder and developer	1,193	—	1,193	3,303	1,229	30	396
Other commercial construction	44,489	101,535	146,024	143,015	124,937	63	1,725
Residential	91,371	147,138	238,509	253,646	272,090	4,391	8,767
Residential — limited documentation	27,013	39,601	66,614	68,935	77,814	96	260
Consumer:
Home equity lines and loans	48,513	28,577	77,090	80,766	84,788	1,458	3,679
Recreational finance	23,005	9,281	32,286	34,186	44,630	180	351
Automobile	18,275	3,516	21,791	26,842	39,584	36	71
Other	51,238	1,624	52,862	47,183	49,497	79	167
Total	$882,869	$1,552,712	$2,435,581	$2,556,799	$2,438,435	$12,674	$29,537

	June 30, 2022			March 31, 2022	January 1, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands)
Commercial, financial, leasing, etc.	$278,396	$164,100	$442,496	$275,146	$221,022	$2,121	$15,715
Real estate:
Commercial	397,536	1,079,122	1,476,658	1,157,686	1,069,280	1,754	7,885
Residential builder and developer	518	—	518	2,916	3,005	259	1,687
Other commercial construction	36,345	36,701	73,046	50,855	111,405	2,750	3,376
Residential	175,019	156,357	331,376	341,671	355,858	6,797	13,338
Residential — limited documentation	70,718	41,890	112,608	123,512	122,888	31	227
Consumer:
Home equity lines and loans	30,328	49,117	79,445	71,489	70,488	1,813	2,622
Recreational finance	26,530	6,884	33,414	31,546	27,811	161	322
Automobile	31,970	4,296	36,266	35,350	34,037	37	75
Other	47,040	138	47,178	44,060	44,289	92	184
Total	$1,094,400	$1,538,605	$2,633,005	$2,134,231	$2,060,083	$15,815	$45,431

Loan modifications

During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include payment deferrals and interest rate reductions but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. On January 1, 2023 the Company adopted amended guidance that eliminated the accounting guidance for troubled debt restructurings while expanding disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month and six-month periods ended June 30, 2023:

	Amortized cost at June 30, 2023
	Payment Deferral	Interest Rate Reduction	Other	Combination of Modification Types (a)	Total (b)	Percent of Total Loan Class
	(Dollars in thousands)
Three Months Ended June 30, 2023
Commercial, financial, leasing, etc.	$21,595	$415	$—	$200	$22,210	0.05%
Real estate:
Commercial	55,946	—	—	8,214	64,160	0.17%
Residential builder and developer	85,008	—	—	—	85,008	7.49%
Other commercial construction	123,924	—	—	8,248	132,172	1.95%
Residential	38,356	—	—	1,131	39,487	0.17%
Residential — limited documentation	3,075	—	—	701	3,776	0.38%
Consumer:
Home equity lines and loans	359	135	—	264	758	0.02%
Recreational finance	69	—	—	—	69	—
Automobile	181	—	—	—	181	—
Other	—	—	—	—	—	—
Total	$328,513	$550	$—	$18,758	$347,821	0.26%

Six Months Ended June 30, 2023
Commercial, financial, leasing, etc.	$63,393	$415	$—	$473	$64,281	0.14%
Real estate:
Commercial	171,361	—	—	8,214	179,575	0.49%
Residential builder and developer	90,708	—	—	—	90,708	7.99%
Other commercial construction	214,846	—	—	8,248	223,094	3.29%
Residential	69,413	—	—	3,084	72,497	0.32%
Residential — limited documentation	8,260	—	—	701	8,961	0.90%
Consumer:
Home equity lines and loans	359	135	—	291	785	0.02%
Recreational finance	203	—	—	—	203	—
Automobile	224	—	—	—	224	0.01%
Other	—	—	—	—	—	—
Total	$618,767	$550	$—	$21,011	$640,328	0.48%

(a)
Predominantly payment deferrals combined with interest rate reductions.
(b)
Includes approximately $25 million and $48 million, respectively, of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month and six-month periods ended June 30, 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The financial effects of the modifications for the three-month and six-month periods ended June 30, 2023 include an increase in the weighted-average remaining term for commercial loans of 1.0 years and 1.1 years, respectively, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 1.0 years and 1.1 years, respectively, and for residential real estate loans, of 8.6 years and 8.9 years, respectively.
Modified loans to borrowers experiencing financial difficulty are subject to the allowance for credit losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. The following table summarizes the payment status, at June 30, 2023, of loans that were modified for the six-month period ended June 30, 2023:

	Payment status at June 30, 2023 (amortized cost)
	Current	30-89 Days Past Due	Past Due 90 Days or More (a)	Total
Six Months Ended June 30, 2023	(In thousands)

Commercial, financial, leasing, etc.	$60,448	$3,716	$117	$64,281
Real estate:
Commercial	177,753	426	1,396	179,575
Residential builder and developer	90,708	—	—	90,708
Other commercial construction	222,818	276	—	223,094
Residential (b)	53,545	14,798	4,154	72,497
Residential — limited documentation	6,745	1,600	616	8,961
Consumer:
Home equity lines and loans	785	—	—	785
Recreational finance	203	—	—	203
Automobile	224	—	—	224
Other	—	—	—	—
Total	$613,229	$20,816	$6,283	$640,328

(a) Predominantly loan modifications with payment deferrals.

(b) Includes loans guaranteed by government-related entities classified as 30-89 days past due of $11 million and as past due 90 days or more of $4 million.

Prior to January 1, 2023, if the borrower was experiencing financial difficulty such that the Company did not expect to collect the contractual cash flows owed under the original loan agreement and a concession in loan terms was granted, the Company considered the loan modification as a troubled debt restructuring. The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and six-month periods ended June 30, 2022. The table is not comparative to the preceding table. The Company no longer designates modified loans as a troubled debt restructuring in conjunction with the adoption of amended accounting guidance on January 1, 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)

Three Months Ended June 30, 2022

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

Six Months Ended June 30, 2022

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

The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $43 million and $41 million at June 30, 2023 and December 31, 2022, respectively. There were $173 million and $201 million at June 30, 2023 and December 31, 2022, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at June 30, 2023, approximately 36% were government guaranteed.

The Company pledged certain loans to secure outstanding borrowings and available lines of credit. At June 30, 2023, the Company pledged approximately $13.1 billion of commercial loans and leases, $16.9 billion of commercial real estate loans, $19.3 billion of one-to-four family residential real estate loans, $2.3 billion of home equity loans and lines of credit and $10.9 billion of other consumer loans. At December 31, 2022, the Company pledged approximately $10.5 billion of commercial loans and leases, $16.3 billion of commercial real estate loans, $19.5 billion of one-to-four family residential real estate loans, $2.4 billion of homes equity loans and lines of credit and $10.7 billion of other consumer loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

M&T had $538 million of fixed and variable rate junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") outstanding at June 30, 2023 that are held by various trusts that were issued in connection with the issuance by those trusts of preferred capital securities ("Capital Securities") and common securities ("Common Securities"). The proceeds from the issuances of the Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust's securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve Board’s risk-based capital guidelines, the securities are includable in M&T’s Tier 2 regulatory capital.

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

At June 30, 2023, M&T Bank had borrowing facilities available with the Federal Home Loan Bank of New York whereby M&T Bank could borrow an additional $14.9 billion. M&T Bank also had an available line of credit with the Federal Reserve Bank of New York totaling approximately $16.1 billion at June 30, 2023. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Revenue from contracts with customers

The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At June 30, 2023 and December 31, 2022, the Company had $63 million and $74 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in accrued interest and other assets in the Company’s Consolidated Balance Sheet. In certain situations, the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At June 30, 2023 and December 31, 2022, the Company had deferred revenue of $49 million and $48 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the Consolidated Balance Sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month and six-month periods ended June 30, 2023 and 2022 that are subject to the revenue recognition accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended June 30, 2023	(In thousands)

Classification in Consolidated Statement of Income
Service charges on deposit accounts	$20,878	30,230	4,426	—	—	61,678	1,485	$118,697
Trust income	19	—	—	—	—	—	172,444	172,463
Brokerage services income	—	—	—	—	—	—	25,126	25,126
Other revenues from operations:
Merchant discount and credit card fees	16,927	17,771	1,148	—	—	6,189	327	42,362
Other	—	5,931	1,332	17	211	7,668	1,127	16,286
	$37,824	53,932	6,906	17	211	75,535	200,509	$374,934

Three Months Ended June 30, 2022

Classification in Consolidated Statement of Income

Service charges on deposit accounts	$19,623	29,829	3,742	—	—	68,420	2,556	$124,170
Trust income	—	—	—	—	—	—	190,084	190,084
Brokerage services income	—	—	—	—	—	—	24,138	24,138
Other revenues from operations:
Merchant discount and credit card fees	16,835	16,854	858	—	—	8,024	278	42,849
Other	—	1,259	3,803	871	1,126	7,673	11,758	26,490
	$36,458	47,942	8,403	871	1,126	84,117	228,814	$407,731

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Six Months Ended June 30, 2023	(In thousands)

Classification in Consolidated Statement of Income
Service charges on deposit accounts	$40,348	58,703	8,612	—	—	121,130	3,450	$232,243
Trust income	29	—	—	—	—	—	366,236	366,265
Brokerage services income	—	—	—	—	—	—	49,167	49,167
Other revenues from operations:
Merchant discount and credit card fees	31,185	33,562	2,235	—	—	11,550	632	79,164
Other	—	10,602	2,518	38	551	15,074	2,157	30,940
	$71,562	102,867	13,365	38	551	147,754	421,642	$757,779
Six Months Ended June 30, 2022

Classification in Consolidated Statement of Income
Service charges on deposit accounts	$34,304	55,400	7,220	—	—	124,767	3,986	$225,677
Trust income	—	—	—	—	—	—	359,297	359,297
Brokerage services income	—	—	—	—	—	—	44,328	44,328
Other revenues from operations:
Merchant discount and credit card fees	29,640	30,313	1,732	—	—	12,534	385	74,604
Other	—	3,162	6,267	1,564	2,855	12,772	24,649	51,269
	$63,944	88,875	15,219	1,564	2,855	150,073	432,645	$755,175

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic defined benefit cost for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30
	2023	2022	2023	2022
	(In thousands)

Service cost	$2,952	$4,543	$410	$993
Interest cost on projected benefit obligation	28,888	22,080	662	671
Expected return on plan assets	(50,230)	(50,083)	—	—
Amortization of prior service cost (credit)	53	133	(505)	(311)
Amortization of net actuarial loss (gain)	(173)	5,322	(734)	(416)
Net periodic cost (benefit)	$(18,510)	$(18,005)	$(167)	$937

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30
	2023	2022	2023	2022
	(In thousands)

Service cost	$5,675	$8,814	$800	$1,225
Interest cost on projected benefit obligation	57,723	38,347	1,406	1,026
Expected return on plan assets	(100,630)	(87,233)	—	—
Amortization of prior service cost (credit)	103	258	(1,030)	(1,386)
Amortization of net actuarial loss (gain)	(1,073)	9,947	(1,384)	(741)
Net periodic cost (benefit)	$(38,202)	$(29,867)	$(208)	$124

Service cost is reflected in salaries and employee benefits expense in the Consolidated Statement of Income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $36 million and $35 million for the three months ended June 30, 2023 and 2022, respectively, and $80 million and $66 million for the six months ended June 30, 2023 and 2022, respectively, and are included in salaries and employee benefits expense.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(In thousands, except per share)

Income available to common shareholders:
Net income	$867,034	$217,522	$1,568,658	$579,696
Less: Preferred stock dividends	(24,940)	(24,941)	(49,881)	(46,706)
Net income available to common equity	842,094	192,581	1,518,777	532,990
Less: Income attributable to unvested stock-based compensation awards	(1,574)	(345)	(2,731)	(1,076)
Net income available to common shareholders	$840,520	$192,236	$1,516,046	$531,914
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,152	177,682	167,076	153,612
Less: Unvested stock-based compensation awards	(310)	(315)	(294)	(322)
Weighted-average shares outstanding	165,842	177,367	166,782	153,290

Basic earnings per common share	$5.07	$1.08	$9.09	$3.47

The computations of diluted earnings per common share follow:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(In thousands, except per share)

Net income available to common equity	$842,094	$192,581	$1,518,777	$532,990
Less: Income attributable to unvested stock-based compensation awards	(1,570)	(345)	(2,725)	(1,074)
Net income available to common shareholders	$840,524	$192,236	$1,516,052	$531,916
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,152	177,682	167,076	153,612
Less: Unvested stock-based compensation awards	(310)	(315)	(294)	(322)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	478	910	577	691
Adjusted weighted-average shares outstanding	166,320	178,277	167,359	153,981

Diluted earnings per common share	$5.05	$1.08	$9.06	$3.45

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

Stock-based compensation awards to purchase common stock of M&T representing 2,284,597 common shares and 1,828,360 common shares during the three-month and six-month periods ended June 30, 2023, respectively, and 573,924 and 345,345 common shares during the three-month and six-month periods ended June 30, 2022, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)

Balance — January 1, 2023	$(444,192)	(272,856)	(349,129)	$(1,066,177)		276,147	$(790,030)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	3,392	—	—	3,392		(2,062)	1,330
Foreign currency translation adjustment	—	—	3,550	3,550		(1,040)	2,510
Unrealized losses on cash flow hedges	—	—	(207,774)	(207,774)		51,363	(156,411)
Total other comprehensive income (loss) before reclassifications	3,392	—	(204,224)	(200,832)		48,261	(152,571)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Accretion of net gain on terminated cash flow hedges	—	—	(61)	(61)	(b)	16	(45)
Net yield adjustment from cash flow hedges currently in effect	—	—	107,730	107,730	(a)	(26,631)	81,099
Amortization of prior service credit	—	(927)	—	(927)	(c)	36	(891)
Amortization of actuarial losses	—	(2,457)	—	(2,457)	(c)	95	(2,362)
Total other comprehensive income (loss)	3,392	(3,384)	(96,555)	(96,547)		21,777	(74,770)
Balance — June 30, 2023	$(440,800)	(276,240)	(445,684)	$(1,162,724)		297,924	$(864,800)

Balance — January 1, 2022	$104,691	(360,276)	83,531	$(172,054)		44,476	$(127,578)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(280,918)	—	—	(280,918)		72,691	(208,227)
Foreign currency translation adjustment	—	—	(7,873)	(7,873)		1,961	(5,912)
Unrealized losses on cash flow hedges	—	—	(174,371)	(174,371)		45,129	(129,242)
Total other comprehensive income (loss) before reclassifications	(280,918)	—	(182,244)	(463,162)		119,781	(343,381)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	1,765	—	—	1,765	(a)	(456)	1,309
Accretion of net gain on terminated cash flow hedges	—	—	(60)	(60)	(b)	17	(43)
Net yield adjustment from cash flow hedges currently in effect	—	—	(57,966)	(57,966)	(a)	15,002	(42,964)
Amortization of prior service credit	—	(1,128)	—	(1,128)	(c)	267	(861)
Amortization of actuarial losses	—	9,206	—	9,206	(c)	(2,178)	7,028
Total other comprehensive income (loss)	(279,153)	8,078	(240,270)	(511,345)		132,433	(378,912)
Balance — June 30, 2022	$(174,462)	(352,198)	(156,739)	$(683,399)		176,909	$(506,490)

(a)
Included in interest income.
(b)
Included in interest expense.
(c)
Included in other costs of operations.

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined
	Investment	Benefit
	Securities	Plans	Other	Total
	(In thousands)

Balance — December 31, 2022	$(329,168)	$(202,186)	$(258,676)	$(790,030)
Net gain (loss) during period	1,330	(3,253)	(72,847)	(74,770)
Balance — June 30, 2023	$(327,838)	$(205,439)	$(331,523)	$(864,800)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of June 30, 2023.

The net effect of interest rate swap agreements was to decrease net interest income by $63 million and $132 million during the three-month and six-month periods ended June 30, 2023, respectively, and to increase net interest income by $25 million and $72 million during the three-month and six-month periods ended June 30, 2022, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
June 30, 2023
Fair value hedges:
Fixed rate long-term borrowings (b) (e)	$2,500,000	5.5	3.05%	5.27%	$2,207
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (c)	18,727,000	2.0	3.31%	5.09%	(74)
Total	$21,227,000	2.4			$2,133
December 31, 2022
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,500,000	3.3	2.98%	4.52%	$(833)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (d)	15,900,000	1.4	1.91%	4.38%	(7,059)
Total	$17,400,000	1.6			$(7,892)

(a)
Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $102.4 million at June 30, 2023 and $65.0 million at December 31, 2022. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $436.7 million at June 30, 2023 and $329.7 million at December 31, 2022.
(b)
Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)
Includes notional amount and terms of $7.3 billion of forward-starting interest rate swap agreements that become effective in 2023 and 2024.
(d)
Includes notional amount and terms of $4.7 billion of forward-starting interest rate swap agreements that become effective in 2023.
(e)
Excludes notional amount and terms of $500 million of forward-starting SOFR-based interest rate swap agreements that, in connection with LIBOR cessation, were entered into to succeed a like-amount of LIBOR-based interest rate swap agreements in the third quarter of 2023.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $44.2 billion (excluding notional amounts of $13.6 billion of forward-starting SOFR-based interest rate swap agreements that, in connection with LIBOR cessation, were entered into to succeed a like-amount of LIBOR-based interest swap rate swap agreements in the third quarter of 2023) and $45.1 billion at June 30, 2023 and December 31, 2022, respectively. The notional amounts of foreign exchange and other option and futures contracts not designated as hedging instruments aggregated $1.7 billion at each of June 30, 2023 and December 31, 2022.

Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
	(In thousands)
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$3,631	$1,202	$1,498	$9,094
Commitments to sell real estate loans	9,545	3,037	45	9
	13,176	4,239	1,543	9,103
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Mortgage-related commitments to originate real estate loans for sale	3,137	452	40,315	46,025
Commitments to sell real estate loans	45,080	51,410	47	14
	48,217	51,862	40,362	46,039
Other:
Interest rate contracts (b)	293,761	355,806	1,234,889	1,278,180
Foreign exchange and other option and futures contracts	19,636	24,062	18,738	22,004
	313,397	379,868	1,253,627	1,300,184
Total derivatives	$374,790	$435,969	$1,295,532	$1,355,326

(a)
Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)
The impact of variation margin payments at June 30, 2023 and December 31, 2022 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $1.1 billion as of each period end, and in a liability position of $17.4 million and $29.2 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended June 30
	2023		2022
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(46,429)	47,202	$(20,683)	20,762

Derivatives not designated as hedging instruments
Interest rate contracts (b)	$11,153		$5,808
Foreign exchange and other option and futures contracts (b)	3,160		4,493
Total	$14,313		$10,301

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Six Months Ended June 30
	2023		2022
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(34,392)	35,183	$(63,956)	63,760

Derivatives not designated as hedging instruments
Interest rate contracts (b)	$18,716		$10,961
Foreign exchange and other option and futures contracts (b)	7,145		6,239
Total	$25,861		$17,200

(a)
Reported as an adjustment to interest expense.
(b)
Reported as trading account and other non-hedging derivative gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$2,394,614	$1,433,731	$(100,493)	$(65,310)

The amount of interest income recognized in the Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $49 million and an increase of $20 million for the three months ended June 30, 2023 and 2022, respectively, and a decrease of $108 million and an increase of $58 million for the six-month period ended June 30, 2023 and 2022, respectively. As of June 30, 2023 the unrealized net loss recognized in other comprehensive income related to cash flow hedges was $437 million, of which losses of $12 million, $357 million and $68 million related to interest rate swap agreements maturing in 2024, 2025 and 2026, respectively.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

The aggregate fair value of derivative financial instruments in a liability position, which are subject to master netting arrangements and the related collateral posted, was not material at each of June 30, 2023 and December 31, 2022. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2023 was not material.

The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $286 million at June 30, 2023 and $314 million at December 31, 2022. Counterparties posted collateral relating to those positions of $262 million at June 30, 2023 and $312 million at December 31, 2022, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $96 million and $205 million at June 30, 2023 and December 31, 2022, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

11. Variable interest entities and asset securitizations

The Company’s securitization activity has consisted of securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

As described in note 5, M&T has issued junior subordinated debentures payable to various trusts that have issued Capital Securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of June 30, 2023 and December 31, 2022, the Company included the junior subordinated debentures as “long-term borrowings” in its Consolidated Balance Sheet and recognized $22 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities described in note 5.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $9.7 billion at June 30, 2023 and $9.2 billion at December 31, 2022. Those partnerships generally construct or acquire properties for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $1.5 billion at each of June 30, 2023 and December 31, 2022, including $522 million and $545 million of unfunded commitments, at each of those respective dates. Contingent commitments to provide additional capital contributions to these partnerships were $52 million at June 30, 2023. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of June 30, 2023 was $2.1 billion, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $42 million and $82 million of its investments in qualified affordable housing projects to income tax expense during the three-month and six-month periods ended June 30, 2023, respectively, and recognized $49 million and $95 million of tax credits and other tax benefits during those respective periods. Similarly, for the three-month and six-month periods ended June 30, 2022, the Company amortized $36 million and $57 million of its investments in qualified affordable housing projects to income tax expense, respectively, and recognized $42 million and $65 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds but may waive portions of its allowable management fees as a result of market conditions.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2023.

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

The following tables present assets and liabilities at June 30, 2023 and December 31, 2022 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2023
Trading account	$137,240	$137,240	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,692,452	—	7,692,452	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	614,963	—	614,963	—
Residential	2,340,028	—	2,340,028	—
Other debt securities	160,216	—	160,216	—
	10,807,659	—	10,807,659	—
Equity securities	218,168	211,341	6,827	—
Real estate loans held for sale	538,306	—	538,306	—
Other assets (a)	374,790	—	371,653	3,137
Total assets	$12,076,163	$348,581	$11,724,445	$3,137
Other liabilities (a)	1,295,532	—	1,255,217	40,315
Total liabilities	$1,295,532	$—	$1,255,217	$40,315

December 31, 2022
Trading account	$117,847	$117,847	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,670,960	—	7,670,960	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	574,299	—	574,299	—
Residential	2,330,118	—	2,330,118	—
Other debt securities	173,584	—	173,584	—
	10,748,961	—	10,748,961	—
Equity securities	151,458	145,289	6,169	—
Real estate loans held for sale	162,393	—	162,393	—
Other assets (a)	435,969	—	435,517	452
Total assets	$11,616,628	$263,136	$11,353,040	$452
Other liabilities (a)	1,355,326	—	1,309,301	46,025
Total liabilities	$1,355,326	$—	$1,309,301	$46,025

(a)
Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), interest rate and foreign exchange contracts not designated as hedging instruments (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2023 and 2022 were as follows:

	Other Assets and Other Liabilities
2023	(In thousands)

Balance — April 1, 2023	$(28,141)
Total losses realized/unrealized:
Included in earnings	(895)	(a)
Transfers out of Level 3	(8,142)	(b)
Balance — June 30, 2023	$(37,178)
Changes in net unrealized gains (losses) included in earnings related to instruments still held at June 30, 2023	$(2,102)	(a)

2022

Balance — April 1, 2022	$(15,428)
Total losses realized/unrealized:
Included in earnings	(6,609)	(a)
Transfers out of Level 3	(2,144)	(b)
Balance — June 30, 2022	$(24,181)
Changes in net unrealized gains (losses) included in earnings related to instruments still held at June 30, 2022	$(8,441)	(a)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2023 and 2022 were as follows:

	Other Assets and Other Liabilities
	(In thousands)
2023
Balance — January 1, 2023	$(45,573)
Total gains realized/unrealized:
Included in earnings	16,456	(a)
Transfers out of Level 3	(8,061)	(b)
Balance — June 30, 2023	$(37,178)
Changes in net unrealized gains (losses) included in earnings related to instruments still held at June 30, 2023	$10,543	(a)

2022
Balance — January 1, 2022	$6,440
Total losses realized/unrealized:
Included in earnings	(25,309)	(a)
Transfers out of Level 3	(5,312)	(b)
Balance — June 30, 2022	$(24,181)
Changes in net unrealized gains (losses) included in earnings related to instruments still held at June 30, 2022	$3,405	(a)

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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were in the range of 10% to 90% with a weighted-average of 47% at June 30, 2023. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at June 30, 2023 was 54%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $652 million at June 30, 2023 ($297 million and $355 million of which were classified as Level 2 and Level 3, respectively), $853 million at December 31, 2022 ($329 million and $524 million of which were classified as Level 2 and Level 3, respectively) and $761 million at June 30, 2022 ($424 million and $337 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2023 were decreases of $101 million and $177 million for the three-month and six-month periods ended June 30, 2023, respectively. Changes in the fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2022 were decreases of $73 million and $117 million for the three-month and six-month periods ended June 30, 2022, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken into foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of June 30, 2023 and 2022. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2023 and 2022.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s Consolidated Balance Sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans required no valuation allowance at June 30, 2023 and December 31, 2022. A reduction of the valuation allowance of $11 million and $14 million was recognized for the three-month and six-month periods ended June 30, 2022, respectively.

Significant unobservable inputs to Level 3 measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at June 30, 2023 and December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs / Assumptions	Range (Weighted- Average)
	(In thousands)
June 30, 2023
Recurring fair value measurements
Net other assets (liabilities) (a)	$(37,178)	Discounted cash flow	Commitment expirations	0% - 97% (10%)

December 31, 2022
Recurring fair value measurements
Net other assets (liabilities) (a)	$(45,573)	Discounted cash flow	Commitment expirations	0% - 97% (3%)

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following tables:

	June 30, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,848,386	1,848,386	1,780,005	68,381	—
Interest-bearing deposits at banks	27,106,899	27,106,899	—	27,106,899	—
Trading account	137,240	137,240	137,240	—	—
Investment securities	27,916,455	26,711,845	211,341	26,451,387	49,117
Loans and leases:
Commercial loans and leases	44,683,549	43,817,470	—	—	43,817,470
Commercial real estate loans	44,648,711	42,386,809	—	322,029	42,064,780
Residential real estate loans	23,762,217	21,800,553	—	7,256,914	14,543,639
Consumer loans	20,249,252	19,335,779	—	—	19,335,779
Allowance for credit losses	(1,998,366)	—	—	—	—
Loans and leases, net	131,345,363	127,340,611	—	7,578,943	119,761,668
Accrued interest receivable	695,030	695,030	—	695,030	—
Financial liabilities:
Noninterest-bearing deposits	$(54,937,913)	(54,937,913)	—	(54,937,913)	—
Savings and interest-checking deposits	(88,046,247)	(88,046,247)	—	(88,046,247)	—
Time deposits	(19,074,220)	(18,968,171)	—	(18,968,171)	—
Short-term borrowings	(7,907,884)	(7,907,884)	—	(7,907,884)	—
Long-term borrowings	(7,416,638)	(7,091,668)	—	(7,091,668)	—
Accrued interest payable	(389,251)	(389,251)	—	(389,251)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(37,178)	(37,178)	—	—	(37,178)
Commitments to sell real estate loans	54,533	54,533	—	54,533	—
Other credit-related commitments	(155,903)	(155,903)	—	—	(155,903)
Interest rate swap agreements used for interest rate risk management	2,133	2,133	—	2,133	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(940,230)	(940,230)	—	(940,230)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,517,244	1,517,244	1,371,688	145,556	—
Interest-bearing deposits at banks	24,958,719	24,958,719	—	24,958,719	—
Federal funds sold	3,000	3,000	—	3,000	—
Trading account	117,847	117,847	117,847	—	—
Investment securities	25,210,871	24,056,322	145,289	23,860,445	50,588
Loans and leases:
Commercial loans and leases	41,850,566	41,139,985	—	—	41,139,985
Commercial real estate loans	45,364,571	43,214,646	—	130,652	43,083,994
Residential real estate loans	23,755,947	21,780,214	—	7,049,540	14,730,674
Consumer loans	20,593,079	20,093,523	—	—	20,093,523
Allowance for credit losses	(1,925,331)	—	—	—	—
Loans and leases, net	129,638,832	126,228,368	—	7,180,192	119,048,176
Accrued interest receivable	646,250	646,250	—	646,250	—
Financial liabilities:
Noninterest-bearing deposits	$(65,501,860)	(65,501,860)	—	(65,501,860)	—
Savings and interest-checking deposits	(87,911,463)	(87,911,463)	—	(87,911,463)	—
Time deposits	(10,101,545)	(10,143,110)	—	(10,143,110)	—
Short-term borrowings	(3,554,951)	(3,554,951)	—	(3,554,951)	—
Long-term borrowings	(3,964,537)	(3,926,489)	—	(3,926,489)	—
Accrued interest payable	(81,356)	(81,356)	—	(81,356)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(45,573)	(45,573)	—	—	(45,573)
Commitments to sell real estate loans	54,424	54,424	—	54,424	—
Other credit-related commitments	(148,772)	(148,772)	—	—	(148,772)
Interest rate swap agreements used for interest rate risk management	(7,892)	(7,892)	—	(7,892)	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(920,316)	(920,316)	—	(920,316)	—

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

	June 30,	December 31,
	2023	2022
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$8,227,815	$8,261,560
Commercial real estate loans to be sold	309,771	348,701
Other commercial real estate	6,440,726	5,776,116
Residential real estate loans to be sold	242,739	31,208
Other residential real estate	390,880	505,121
Commercial and other	33,148,044	32,625,840
Standby letters of credit	2,379,057	2,376,644
Commercial letters of credit	65,564	65,066
Financial guarantees and indemnification contracts	4,081,370	4,022,432
Commitments to sell real estate loans	1,025,385	533,458

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.5 billion and $11.7 billion at June 30, 2023 and December 31, 2022, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.9 billion at each of June 30, 2023 and December 31, 2022. There have been no material losses incurred as a result of those credit recourse arrangements.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2023, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of June 30, 2023. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

On May 11, 2023, the Federal Deposit Insurance Corporation (“FDIC”) released a proposed rule that would impose a special assessment to recover the costs to the deposit insurance fund (“DIF”) resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC stated that it currently estimates those assessed losses to total $15.8 billion and that the amount of the special assessments would be adjusted as the loss estimate changes. Under the proposed rule, the assessment base would be the estimated uninsured deposits that an insured depository institution (“IDI”) reported in its Consolidated Reports of Condition and Income ("Call Report") at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. For a holding company that has more than one IDI subsidiary, such as M&T, the $5 billion exclusion would be allocated among the company’s IDI subsidiaries in proportion to each IDI’s estimated uninsured deposits. The special assessments would be collected at an annual rate of approximately 12.5 basis points per year (3.13 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Under the proposed rule, the estimated loss pursuant to the systemic risk determination would be periodically adjusted, and the FDIC would retain the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. M&T expects the special assessments, as currently contemplated, would be tax deductible. Although the proposal could be revised, the total of the assessments for the Company is estimated at $183 million and such amount is expected to be recorded as an expense in the quarter of enactment.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 23 of Notes to Financial Statements in the 2022 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. As described in the 2022 Annual Report, certain lending relationships within the hospitality sector that had previously received oversight within the Commercial Banking segment were realigned to the Commercial Real Estate segment and certain expenses were reallocated from the All Other segment to various reportable segments in the fourth quarter of 2022. During 2022, the Company also realigned certain acquired operations associated with People's United primarily consisting of reclassifications of certain revenues and expenses to the Commercial Banking segment from other reportable segments. As a result, financial information for the three and six months ended June 30, 2022 has been reclassified to provide segment information on a comparable basis, as noted in the accompanying tables.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

	Three Months Ended June 30, 2022
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$203,630	—	$203,630	$70,536	(2,953)	$67,583
Commercial Banking	343,353	105,086	448,439	130,431	31,379	161,810
Commercial Real Estate	239,610	6,635	246,245	121,737	(3,792)	117,945
Discretionary Portfolio	89,412	(14,885)	74,527	56,085	(11,674)	44,411
Residential Mortgage Banking	113,874	—	113,874	9,347	(1,418)	7,929
Retail Banking	593,228	(74,611)	518,617	139,431	(34,862)	104,569
All Other	399,710	(22,225)	377,485	(310,045)	23,320	(286,725)
Total	$1,982,817	—	$1,982,817	$217,522	—	$217,522

	Six Months Ended June 30, 2022
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$344,976	—	$344,976	$111,647	(4,532)	$107,115
Commercial Banking	632,725	94,649	727,374	275,039	15,231	290,270
Commercial Real Estate	441,697	17,072	458,769	219,347	9,844	229,191
Discretionary Portfolio	154,139	(14,885)	139,254	91,470	(12,374)	79,096
Residential Mortgage Banking	251,318	—	251,318	38,311	(3,268)	35,043
Retail Banking	948,376	(74,611)	873,765	223,595	(39,944)	183,651
All Other	654,647	(22,225)	632,422	(379,713)	35,043	(344,670)
Total	$3,427,878	—	$3,427,878	$579,696	—	$579,696

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company's segments follows:

	Three Months Ended June 30
	2023			2022
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$277,181	$1,047	$116,163	$203,630	$726	$67,583
Commercial Banking	460,625	9,292	165,562	448,439	940	161,810
Commercial Real Estate	217,254	268	39,288	246,245	259	117,945
Discretionary Portfolio	(23,937)	(14,809)	(31,695)	74,527	(24,103)	44,411
Residential Mortgage Banking	102,556	20,754	(14,900)	113,874	37,875	7,929
Retail Banking	864,566	(39)	336,633	518,617	(4)	104,569
All Other	704,055	(16,513)	255,983	377,485	(15,693)	(286,725)
Total	$2,602,300	$—	$867,034	$1,982,817	$—	$217,522

	Six Months Ended June 30
	2023			2022
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$550,732	$1,924	$229,414	$344,976	$1,397	$107,115
Commercial Banking	967,645	19,518	385,541	727,374	1,803	290,270
Commercial Real Estate	442,973	557	120,097	458,769	438	229,191
Discretionary Portfolio	(57,333)	(30,014)	(72,092)	139,254	(51,908)	79,096
Residential Mortgage Banking	180,210	41,226	(27,254)	251,318	75,339	35,043
Retail Banking	1,696,408	(78)	653,227	873,765	(7)	183,651
All Other	1,227,062	(33,133)	279,725	632,422	(27,062)	(344,670)
Total	$5,007,697	$—	$1,568,658	$3,427,878	$—	$579,696

	Average Total Assets
	Six Months Ended June 30		Year Ended December 31
	2023	2022	2022
	(In millions)

Business Banking	$7,905	$7,316	$7,597
Commercial Banking (b)	49,166	35,696	40,930
Commercial Real Estate (b)	32,000	29,032	30,599
Discretionary Portfolio	50,930	36,292	42,657
Residential Mortgage Banking	2,723	5,014	3,986
Retail Banking (b)	21,322	19,690	20,312
All Other (b)	39,446	47,374	44,171
Total	$203,492	$180,414	$190,252

(a)
Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $13,886,000 and $10,726,000 for the three-month periods ended June 30, 2023 and 2022, respectively, and $27,348,000 and $13,960,000 for the six-month periods ended June 30, 2023 and 2022, and is eliminated in "All Other" total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of "All Other" total revenues.
(b)
For the six months ended June 30, 2022, average total assets totaling (i) approximately $1.25 billion were reclassified to the Commercial Real Estate segment from the Commercial Banking segment as a result of the realignment of certain lending relationships within the hospitality sector and (ii) approximately $4.72 billion and $591 million were reclassified to the Commercial Banking segment from the Retail Banking and All Other segments, respectively, as a result of the realignment of certain acquired operations associated with People's United.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with Bayview Lending Group LLC and Bayview Financial Holdings, L.P.

M&T holds a 20% minority interest in Bayview Lending Group LLC ("BLG"), a privately-held commercial mortgage company. That investment had no remaining carrying value at June 30, 2023 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations. That income totaled $20 million and $30 million for the six-month periods ended June 30, 2023 and 2022, respectively. There were no cash distributions during the three-month periods ended June 30, 2023 and 2022.

Bayview Financial Holdings, L.P. (together with its affiliates, "Bayview Financial"), a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.3 billion and $1.4 billion at June 30, 2023 and December 31, 2022, respectively. Revenues from those servicing rights were $2 million in each of the three-month periods ended June 30, 2023 and 2022, and $3 million and $4 million for the six-month periods ended June 30, 2023 and 2022, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $112.8 billion and $96.0 billion at June 30, 2023 and December 31, 2022, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $32 million and $44 million for the three-month periods ended June 30, 2023 and 2022, respectively, and $64 million and $86 million in the six-month periods ended June 30, 2023 and 2022, respectively. In addition, the Company held $47 million and $50 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2023 and December 31, 2022, respectively, that were securitized by Bayview Financial. At June 30, 2023, the Company held $481 million of Bayview Financial's $2.4 billion syndicated loan facility.

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
Standards Not Yet Adopted as of June 30, 2023
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

M&T Bank Corporation (“M&T”) and its consolidated subsidiaries ("the Company") recorded net income of $867 million in the second quarter of 2023, compared with $218 million in the corresponding quarter of 2022 and $702 million in the first quarter of 2023. Diluted and basic earnings per common share were $5.05 and $5.07, respectively, in the recent quarter, $1.08 each in the second quarter of 2022 and $4.01 and $4.03, respectively, in the first quarter of 2023. For the first six months of 2023 net income totaled $1.57 billion or $9.06 and $9.09 of diluted and basic earnings per common share, respectively, compared with $580 million or $3.45 and $3.47 of diluted and basic earnings per common share, respectively, in the similar 2022 period. The after-tax impact of merger-related expenses associated with M&T's acquisition of People's United Financial, Inc. ("People's United") for the three-month and six-month periods ended June 30, 2022 was $346 million ($465 million pre-tax) or $1.94 of diluted earnings per common share and $359 million ($482 million pre-tax) or $2.33 of diluted earnings per common share, respectively. Merger-related expenses incurred in 2022 and associated with the People's United acquisition generally consisted of professional services, temporary help fees and other costs associated with actual or planned conversions of systems and/or integration of operations and the introduction of M&T to its new customers, costs related to terminations of existing contractual arrangements to purchase various services, severance, travel costs, and, in the second quarter of 2022, an initial provision for credit losses on loans not deemed to be purchased credit deteriorated ("PCD") on the April 1, 2022 acquisition date of People's United. The Company did not incur any merger-related expenses in the first or second quarters of 2023.

Net income expressed as an annualized rate of return on average total assets for the Company in 2023's second quarter was 1.70%, compared with 0.42% in the year-earlier quarter and 1.40% in the first quarter of 2023. The annualized rate of return on average common shareholders’ equity was 14.27% in the recent quarter, compared with 3.21% in the second quarter of 2022 and 11.74% in the first quarter of 2023. During the six-month period ended June 30, 2023, the annualized rates of return on average assets and average common shareholders' equity were 1.55% and 13.02%, respectively, compared with .65% and 5.34%, respectively, in the first six months of 2022.

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

In April 2023 M&T completed the divestiture of its Collective Investment Trust ("CIT") business to a private equity firm. The sale of this business resulted in a pre-tax gain of $225 million ($157 million after tax, or $0.94 of diluted earnings per common share) in the second quarter of 2023 results of operations. Prior to the sale, the operations of that business did not have a material impact on M&T's net income.

M&T repurchased 3,505,946 shares of its common stock at an average cost per share of $171.14 resulting in a total cost of $600 million in 2022's second quarter and 3,838,157 shares at an average cost per share of

$154.76 resulting in a total cost, including the share repurchase excise tax, of $600 million in the first quarter of 2023. No share repurchases occurred in the second quarter of 2023.

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

Net operating income aggregated $879 million in the second quarter of 2023, compared with $578 million in the year-earlier quarter. Diluted net operating earnings per common share in the recent quarter and the corresponding 2022 quarter were $5.12 and $3.10, respectively. Net operating income and diluted net operating earnings per common share were $715 million and $4.09, respectively, in the first quarter of 2023. For the first six months of 2023, net operating income and diluted net operating earnings per common share were $1.59 billion and $9.21, respectively, compared with $954 million and $5.88, respectively, in the first half of 2022.

Expressed as an annualized rate of return on average tangible assets, net operating income in the recent quarter was 1.80%, compared with 1.16% in the second quarter of 2022 and 1.49% in 2023’s first quarter. Net operating income represented an annualized return on average tangible common equity of 22.73% in the second quarter of 2023, 14.41% in the year-earlier quarter and 19.00% in the first quarter of 2023. For the first half of 2023, net operating income represented an annualized return on average tangible assets and average tangible common shareholders' equity of 1.65% and 20.90%, respectively, compared with 1.11% and 13.57%, respectively, in the corresponding 2022 period.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Net interest income expressed on a taxable-equivalent basis was $1.81 billion in the second quarter of 2023 increased from $1.42 billion recorded in the year-earlier quarter. That increase reflects a 90 basis point (hundredths of one percent) expansion of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.91% in the recent quarter from 3.01% in the year-earlier quarter. The increased net interest margin was influenced by a rising interest rate environment resulting from actions taken by the Federal Reserve to mitigate inflationary pressures on the U.S. economy. The Federal Reserve raised its target Federal funds rate through multiple hikes totaling 5.0% from March 2022 through June 2023, which led to higher yields on loans, deposits at the Federal Reserve Bank ("FRB") of New York and investment securities, partially offset by higher rates paid on interest-bearing deposits and borrowings. Taxable-equivalent net interest income in the recent quarter declined slightly from $1.83 billion in the first quarter of 2023. That decrease reflects a 13 basis point narrowing of the net interest margin and a $7.1 billion increase in interest-bearing liabilities to $118.3 billion, compared with $111.2 billion in the initial 2023 quarter, partially offset by a $1.9 billion increase in average earning assets to $185.9 billion in the recent quarter from $184.1 billion in 2023's first quarter. The net interest margin was 4.04% in the first quarter of 2023.

For the first six months of 2023, taxable-equivalent net interest income was $3.64 billion, up from $2.33 billion recognized in the corresponding 2022 period. The increase was primarily attributable to the higher level of average earning assets and a 111 basis point expansion of the net interest margin to 3.97% in the 2023 period from 2.86% in the year-earlier period, partially offset by an increase in average interest-bearing liabilities. The increase in average earning assets in the first half of 2023 includes the impact of one additional quarter from earning assets obtained in the People's United transaction on April 1, 2022, commercial loan growth and purchases of investment securities, partially offset by lower deposits at the FRB of New York. The increase in average interest-bearing liabilities reflects interest-bearing liabilities assumed in the People's United acquisition and a continued shift in customer deposits toward higher cost interest-bearing products, including time deposits, and higher average borrowings.

Average loans and leases totaled $133.5 billion in the second quarter of 2023, up $5.9 billion or 5% from $127.6 billion in the similar quarter of 2022. Commercial loans and leases averaged $44.5 billion in the recent quarter, up $6.7 billion or 18% from $37.8 billion in the year-earlier quarter. That increase predominantly reflects growth in loans to financial and insurance industry customers and loans to motor-vehicle and recreational finance dealers, partially offset by a reduction in average balances of Paycheck Protection Program ("PPP") loans reflecting loan repayments by the Small Business Administration. PPP loans averaged $86 million in the second quarter of 2023, compared with $545 million in the second quarter of 2022. Average commercial real estate loans decreased $2.3 billion or 5% to $44.9 billion in the second quarter of 2023 from $47.2 billion in the year-earlier quarter. That decrease reflects declines of $1.7 billion in average construction loans and $570 million in average permanent commercial real estate loans.

Average residential real estate loans increased $1.0 billion or 4% to $23.8 billion in the second quarter of 2023 from $22.8 billion in the year-earlier quarter. Throughout 2022, M&T retained rather than sold most originated residential mortgage loans. M&T returned to originating for sale the majority of its newly committed residential mortgage loans in the first quarter of 2023. Consumer loans averaged $20.3 billion in the second quarter of 2023, up $496 million or 3% from $19.8 billion in the year-earlier quarter. That growth reflected a higher average balance of $884 million in M&T's portfolio of recreational finance loans, partially offset by a decline of $425 million in average balances of automobile loans.

Average loan and lease balances in the second quarter of 2023 increased $1.5 billion from $132.0 billion in the first quarter of 2023. The higher balances resulted predominantly from growth in commercial loans and leases which increased $2.1 billion from $42.4 billion in the first quarter of 2023 and reflected higher balances of loans to financial and insurance industry customers and motor vehicle and recreational finance dealers. Average commercial real estate loans in the second quarter of 2023 declined $383 million from $45.3 billion in the first quarter of 2023. Average balances of residential real estate loans in the recently completed quarter were essentially unchanged from 2023’s first quarter. Average consumer loans in the recent quarter decreased $199 million from $20.5 billion in the first quarter of 2023. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Increase
		(Decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2023	2022	2023
	(In millions)

Commercial, financial, etc.	$44,531	18%	5%
Real estate — commercial	44,944	(5)	(1)
Real estate — consumer	23,781	4	—
Consumer
Recreational finance	9,207	11	1
Automobile	4,189	(9)	(5)
Home equity lines and loans	4,818	(4)	(2)
Other	2,075	14	4
Total consumer	20,289	3	(1)
Total	$133,545	5%	1%

For the first six months of 2023, average loans and leases totaled $132.8 billion, up 21%, from $110.0 billion in the corresponding 2022 period. Loans obtained in the People's United acquisition and commercial loan growth were the predominant factors for that increase, partially offset by declining average balances of commercial real estate loans and average balances of PPP loans. PPP loans averaged $95 million and $706 million in the first six months of 2023 and 2022, respectively.

The investment securities portfolio averaged $28.6 billion in the second quarter of 2023, up $6.2 billion from $22.4 billion in the year-earlier quarter and $1.0 billion higher than the $27.6 billion averaged in the first quarter of 2023. The higher average balance in the second quarter of 2023 when compared with the year-earlier quarter reflects the purchase of $7.0 billion of investment securities during the twelve-month period ended June 30, 2023. Those purchases were predominantly U.S. Treasury notes and fixed rate mortgage-backed securities. When compared with the first quarter of 2023 the increase relates to a full quarter's impact of the purchases of approximately $3.3 billion of investment securities during that first quarter. Those purchases consisted predominantly of fixed rate mortgage-backed securities. For the first six months of 2023 and 2022, investment securities averaged $28.1 billion and $15.1 billion, respectively. In addition to the purchases described herein, $11.6 billion of investment securities obtained in the acquisition of People's United on April 1, 2022 contributed to the increase in average investment securities during the first half of 2023 as compared with the first half of 2022. There were no significant sales of investment securities during the six months ended June 30, 2023 and 2022. The Company routinely has increases and decreases in its holdings of capital stock of the Federal Home Loan Bank (“FHLB”) of New York and the FRB of New York. Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

The investment securities portfolio is largely comprised of residential mortgage-backed securities and shorter-term U.S. Treasury and federal agency notes, but also includes municipal securities and commercial real estate mortgage-backed securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of movements in interest rates and spreads, changes in liquidity needs, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

Fair value changes in equity securities with readily determinable fair values are recognized in the Consolidated Statement of Income. Net unrealized gains and losses on such equity securities were not significant in each of the first six months of 2023 and 2022.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the six months ended June 30, 2023 or 2022. Based on management’s assessment of future cash flows associated with individual investment securities as of June 30, 2023, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $23.8 billion in the recently completed quarter, compared with $39.8 billion in the year-earlier quarter and $24.4 billion in the first quarter of 2023. Interest-bearing deposits at banks averaged $23.6 billion, $39.4 billion and $24.3 billion during the three months ended June 30, 2023, June 30, 2022 and March 31, 2023, respectively. The amounts of interest-bearing deposits at banks at those respective dates were predominantly comprised of deposits held at the FRB of New York. In general, the amount of deposits held at the FRB of New York fluctuates due to changes in levels of the Company's investments, loans, deposits and other borrowings. The lower balances in the recent quarter and the first quarter of 2023, compared with the year-earlier quarter reflect loan portfolio growth, the purchases of investment securities and treasury stock and the decline in noninterest bearing deposits, partially offset by the issuance of long-term debt and other short-term borrowings and an increase in time deposits.

As a result of the changes described herein, average earning assets totaled $185.9 billion in the most recent quarter, compared with $189.8 billion in the second quarter of 2022 and $184.1 billion in the first quarter of 2023. Average earning assets totaled $185.0 billion and $164.3 billion during the first six months of 2023 and 2022, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $146.8 billion in the second quarter of 2023, compared with $169.6 billion in the similar 2022 quarter and $152.0 billion in the first quarter of 2023. The decrease in average core deposits in the recent quarter as compared with the year-earlier quarter and 2023's initial quarter was primarily the result of monetary tightening that influenced customers to seek higher rate alternatives, including a shift from operating demand accounts to off-balance sheet sweep accounts for commercial customers. Lower levels of activity in the capital markets also resulted in a reduction of trust demand deposits. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Increase
		(Decrease) from
	2nd Qtr.	2nd Qtr.	1st Qtr.
	2023	2022	2023
	(In millions)

Savings and interest-checking deposits	$83,456	(8)%	(1)%
Time deposits	7,143	53	29
Noninterest-bearing deposits	56,180	(24)	(9)
Total	$146,779	(13)%	(3)%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000 and brokered deposits. Time deposits over $250,000 averaged $2.0 billion in the recent quarter, compared with $808 million in the second quarter of 2022 and $1.5 billion in the first quarter of 2023. The increase in such deposits in the two most recent quarters as compared with the second quarter of 2022 reflects higher demand for time deposit products in a rising interest rate environment. The Company had brokered savings and interest-bearing transaction accounts that averaged $3.8 billion during the recent quarter, $4.2 billion in the year-earlier quarter and $3.4 billion in the first quarter of 2023. Brokered time deposits averaged $6.9 billion in the second quarter of 2023 compared with $58 million in the second quarter of 2022 and $4.6 billion in the first quarter of 2023. The increase in such deposits from the second quarter of 2022 was predominantly due to deposits added late in the fourth quarter of 2022 and through the second quarter of 2023. Additional brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time. Total uninsured deposits were estimated to be $67.0 billion at June 30, 2023, compared with $67.7 billion at March 31, 2023, $74.2 billion at December 31, 2022 and $79.9 billion at June 30, 2022. Approximately $10.5 billion, $10.7 billion, $11.4 billion and $13.2 billion of those uninsured deposits were collateralized by the Company at June 30, 2023, March 31, 2023, December 31, 2022 and June 30, 2022 respectively.

The accompanying table summarizes average total deposits for the quarters ended June 30, 2023, March 31, 2023 and June 30, 2022.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended June 30, 2023
Savings and interest-checking deposits	$43,576	$6,322	$37,312	$87,210
Time deposits	8,548	16	7,445	16,009
Noninterest-bearing deposits	14,579	9,269	32,332	56,180
Total	$66,703	$15,607	$77,089	$159,399

Three Months Ended March 31, 2023
Savings and interest-checking deposits	$45,996	$7,172	$34,885	$88,053
Time deposits	6,483	13	5,134	11,630
Noninterest-bearing deposits	15,071	10,348	36,435	61,854
Total	$67,550	$17,533	$76,454	$161,537

Three Months Ended June 30, 2022
Savings and interest-checking deposits	$52,750	$6,852	$35,547	$95,149
Time deposits	5,001	17	462	5,480
Noninterest-bearing deposits	14,483	11,691	47,880	74,054
Total	$72,234	$18,560	$83,889	$174,683

The Company also uses borrowings from banks, the FHLB of New York, the FRB of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $7.5 billion in the second quarter of 2023, compared with $1.1 billion in the year-earlier quarter and $5.0 billion in the first quarter of 2023. Short-term borrowings from the FHLB of New York averaged $7.1 billion in the second quarter of 2023 compared with $4.6 billion in the first quarter of 2023 and a nominal amount in the second quarter of 2022. Short-term borrowings assumed in connection with the People's United acquisition totaled $895 million on April 1, 2022. In October 2022 M&T redeemed $500 million of unsecured senior notes due to mature in December 2022 that had been assumed in the acquisition of People's United and included in short-term borrowings. In general, the increase in short-term borrowings reflects the Company's liquidity ratio management.

Long-term borrowings averaged $7.5 billion in the second quarter of 2023, compared with $3.3 billion in the year-earlier quarter and $6.5 billion in the first quarter of 2023. As of April 1, 2022, long-term borrowings assumed in the People's United acquisition totaled $494 million and included $483 million of fixed-rate subordinated notes and $11 million of FHLB advances. Average balances of the Company’s outstanding senior notes were $6.0 billion, $1.7 billion and $5.0 billion during the three months ended June 30, 2023, June 30, 2022 and March 31, 2023, respectively. In January 2023, M&T issued $1.0 billion of senior notes that mature in January 2034 and pay a 5.053% fixed rate semi-annually until January 2033 after which the Secured Overnight Financing Rate ("SOFR") plus 1.85% will be paid quarterly until maturity. Additionally, in January 2023 M&T Bank issued $1.3 billion of senior notes that mature in January 2026 and pay a fixed rate of 4.65% semi-annually until maturity and $1.2 billion of senior notes that mature in January 2028 and pay a fixed rate of 4.70% semi-annually until maturity. In November 2022 M&T Bank issued $500 million of fixed rate senior notes that pay a rate of 5.4% semi-annually and mature in November 2025. In August 2022 M&T issued $500 million of senior notes that mature in August 2028 and pay a fixed rate of 4.553% semi-annually until August 2027 after which the SOFR plus 1.78% will be paid quarterly until maturity. In April 2022, M&T Bank redeemed $650 million of fixed rate senior notes that were due to mature on May 18, 2022. During May 2022, $250 million of variable rate senior notes of M&T Bank matured. Subordinated capital notes included in long-term borrowings averaged $979 million in the second quarter of 2023, compared with $983 million in the second quarter of 2022 and $980 million in the first quarter of 2023. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $537 million during the second and first quarters of 2023 compared with $533 million in the second quarter of 2022. Additional information regarding junior subordinated debentures is provided in note 5 of Notes to Financial Statements.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt. As of June 30, 2023, interest rate swap agreements were used as fair value hedges of approximately $2.5 billion of outstanding fixed rate long-term borrowings. Additionally, interest rate swap agreements with a notional amount of $11.4 billion (exclusive of forward-starting swap agreements) were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans. Further information on interest rate swap agreements is provided herein and in note 10 of Notes to Financial Statements.

Net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 3.03% in the recent quarter, up 11 basis points from 2.92% in the second quarter of 2022. The yield on earning assets during the second quarter of 2023 was 5.46%, up 234 basis points from 3.12% in the similar 2022 period, while the rate paid on interest-bearing liabilities increased 223 basis points to 2.43% in the recent quarter from .20% in the year-earlier period. In the first quarter of 2023, the net interest spread was 3.30%, the yield on earning assets was 5.16% and the rate paid on interest-bearing liabilities was 1.86%. The increases in the net interest spread since the second quarter of 2022 reflect the impact of generally rising interest rates that resulted in higher yields on loans and leases, deposits at the FRB of New York and investment securities, partially offset by higher rates on interest-bearing liabilities. The Federal Reserve raised its target Federal funds rate 5.0% from March 2022 through June 2023, including various increases totaling 275 basis points in the last half of 2022 and 50 basis points and 25 basis points in the first and second quarters of 2023, respectively. The decline in the net interest spread in the recent quarter as compared with the first quarter of 2023 reflected increased demand for time deposit products, higher average borrowings and the impact of competitive pricing and rising rates associated with interest-bearing instruments. For the first six months of 2023, the net interest spread was 3.16%, up 38 basis points from 2.78% in the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the first half of 2023 were 5.31% and 2.15%, respectively, compared with 2.96% and .18%, respectively, in the initial six months of 2022.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $67.7 billion in the second three months of 2023, compared with $84.7 billion in the year-earlier quarter and $72.9 billion in the first quarter of 2023. The lower level of average net interest-free funds in the recent quarter as compared with the first quarter of 2023 and second quarter of 2022 is predominantly the result of a decline in the average balance of noninterest-bearing deposits. Noninterest-bearing deposits averaged $56.2 billion in the second quarter of 2023 and $61.9 billion in the first quarter of 2023, compared with $74.1 billion in the second quarter of 2022. The lower levels of noninterest-bearing deposits in the first and second quarter of 2023 as compared with the second quarter of 2022 reflected customer use of off-balance sheet investment products and a shift in deposits to interest-bearing accounts as interest rates rose. During the first six months of 2023 and 2022, average net interest-free funds aggregated $70.3 billion and $75.0 billion, respectively. Average noninterest-bearing deposits were $59.0 billion in the first half of 2023, compared with $66.1 billion in the first two quarters of 2022. The decline in average noninterest-bearing deposits, resulting from a shift of customer funds from noninterest-bearing accounts to interest-bearing accounts and off-balance sheet investment products, was partially offset by the impact of $17.4 billion of noninterest-bearing deposits the Company assumed in connection with the People's United acquisition on April 1, 2022. Shareholders’ equity averaged $25.7 billion during the three-month period ended June 30, 2023, compared with $26.1 billion during the year-earlier period and $25.4 billion during the first quarter of 2023. M&T issued $8.4 billion of common equity and $261 million of preferred equity in completing the acquisition of People's United on April 1, 2022. Repurchases of common stock totaled approximately $600 million in the first quarter of 2023 and $1.8 billion in the last three quarters of 2022. There were no repurchases of common stock during the second quarter of 2023. Goodwill and core deposit and other intangible assets averaged $8.7 billion in each of the second and first quarters of 2023 compared with $8.8 billion in the year-earlier quarter. The Company recorded $3.9 billion of goodwill on April 1, 2022 which represents excess consideration over the fair value of net assets acquired in the People's United transaction. As part of the transaction, intangible assets were identified and recorded at fair value, thereby increasing the balance of core deposit and other intangible assets on the Company's balance sheet by $261 million on April 1, 2022. The cash surrender value of bank owned life insurance averaged $2.6 billion in each of the second quarter of 2023, first quarter of 2023 and year-earlier quarter. Changes in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.”

The contribution of net interest-free funds to net interest margin was .88% in the second quarter of 2023, compared with .09% and .74% in the second quarter of 2022 and the first quarter of 2023, respectively. The increased contribution of net interest-free funds to net interest margin in the most recent quarter and first quarter of 2023 as compared with the second 2022 quarter reflects higher rates paid on interest-bearing liabilities used to value net interest-free funds. The contribution of net interest-free funds in the first half of 2023 and 2022 was .81% and .08%, respectively.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.91% in the second quarter of 2023, compared with 3.01% in the year-earlier period. During the first six months of 2023 and 2022, the net interest margin was 3.97% and 2.86%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin. The Federal Open Market Committee has conducted a series of basis point increases in short-term interest rates from March 2022 through June 2023 totaling 5.0%. Those actions have led to generally higher interest rates overall and, accordingly, have contributed to the Company's higher net interest margin in the recent quarter as compared with the year-earlier quarter. The recent quarter's net interest margin narrowed from 4.04% in the first quarter of 2023. That 13 basis point decrease reflects a 27 basis point compression of the net interest spread partially offset by a 14 basis point increase in the contribution of interest-free funds.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $13.9 billion (excluding $7.3 billion of forward-starting swap agreements related to cash flow hedges) at June 30, 2023, $16.0 billion (excluding $3.3 billion of forward-starting swap agreements) at June 30, 2022 and $12.7 billion (excluding $4.7 billion of forward-starting swap agreements) at December 31, 2022. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At June 30, 2023, interest rate swap agreements with notional amounts of $11.4 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $15.0 billion at June 30, 2022 and $11.2 billion at December 31, 2022. Interest rate swap agreements with notional amounts of $2.5 billion at June 30, 2023, $1.0 billion at June 30, 2022 and $1.5 billion at December 31, 2022 were serving as fair value hedges of fixed rate long-term borrowings. The Company also enters into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s Consolidated Balance Sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item. In a cash flow hedge, the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The amounts of hedge ineffectiveness recognized during each of the quarters ended June 30, 2023, June 30, 2022 and March 31, 2023 were not material to the Company’s consolidated results of operations. Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 10 of Notes to Financial Statements. Information regarding the valuation of cash flow hedges included in other comprehensive income is presented in note 9 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended June 30
.	2023		2022
	Amount	Rate (a)	Amount	Rate (a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(48,691)	(.11)%	$19,947	.04%
Interest expense	14,388	.05	(5,297)	(.02)
Net interest income/margin	$(63,079)	(.14)%	$25,244	.05%
Average notional amount (c)	$13,027,330		$14,894,505
Rate received (b)		3.13%		1.46%
Rate paid (b)		5.04%		.79%

	Six Months Ended June 30
.	2023		2022
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(107,730)	(.12)%	$57,966	.07%
Interest expense	24,308	.04	(13,785)	(.03)
Net interest income/margin	$(132,038)	(.14)%	$71,751	.09%
Average notional amount (c)	$12,053,796		$14,933,149
Rate received (b)		2.92%		1.46%
Rate paid (b)		5.10%		.51%

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, and longer-term borrowings. M&T Bank has access to additional funding sources through borrowings from the FHLB of New York, lines of credit with the FRB of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities. The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes. The Company has, from time to time, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital. At June 30, 2023 and December 31, 2022, long-term borrowings aggregated $7.4 billion and $4.0 billion, respectively and short-term borrowings aggregated $7.9 billion and $3.6 billion, respectively.

The Company has benefited from the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts which aggregated approximately $3.8 billion at each of June 30, 2023 and December 31, 2022, compared with $3.9 billion at June 30, 2022. Funding from brokered time deposits increased $799 million and $4.0 billion in the first and second quarter of 2023, respectively to $8.9 billion at June 30, 2023 from $4.1 billion at December 31, 2022. Brokered time deposits were not a significant source of funding at June 30, 2022.

The Company’s ability to obtain funding from these sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings or should the availability of funding become restricted due to a disruption in the financial markets. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. In addition to deposits and borrowings, other sources of liquidity include maturities of investment securities and other earning assets, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. On August 7, 2023, Moody's Investor Service reaffirmed M&T Bank's short-term deposit rating at Prime-1, but downgraded M&T's and M&T Bank's senior and subordinated debt ratings from A3 to Baa1 and M&T Bank's long-term deposits rating from Aa3 to A1.

Certain customers of the Company obtain financing through the issuance of variable rate demand bonds (“VRDBs”). The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s Consolidated Balance Sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. There were no such securities in the trading account at June 30, 2023, December 31, 2022 and June 30, 2022. The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $564 million at June 30, 2023, $604 million at December 31, 2022 and $645 million at June 30, 2022. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2023 approximately $1.63 billion was available for payment of dividends to M&T from bank subsidiaries. M&T also may obtain funding through long-term borrowings. As previously described, in January 2023 M&T issued $1.0 billion of senior notes that mature in January 2034. Outstanding senior notes of M&T at June 30, 2023 and December 31, 2022 were $2.2 billion and $1.2 billion, respectively. Junior subordinated debentures of M&T associated with trust preferred securities outstanding at June 30, 2023 and December 31, 2022 totaled $538 million and $536 million, respectively.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations and believes that available sources of liquidity are adequate to meet funding needs anticipated in the ordinary course of business. Available liquidity at June 30, 2023 included cash on deposit at the FRB of New York of $27.1 billion, unused lines of credit of $31.0 billion and unencumbered investment securities (after estimated haircut) of approximately $18.5 billion. Management continually evaluates the use and mix of its various available funding alternatives, including short-term borrowings, issuance of long-term debt, the placement of brokered deposits and the securitization of certain loan products. Management does not anticipate engaging in any activities, either currently or in the long term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At June 30, 2023, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $13.9 billion. In addition, the Company has entered into $7.3 billion of forward-starting interest rate swap agreements related to cash flow hedges.

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

The accompanying table as of June 30, 2023 and December 31, 2022 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	June 30, 2023	December 31, 2022
	(In thousands)

+200 basis points	$102,183	224,555
+100 basis points	83,575	158,020
-100 basis points	(164,202)	(216,202)
-200 basis points	(329,022)	(439,512)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. Changes in amounts presented since December 31, 2022 reflect changes in portfolio composition (including shifts between noninterest-bearing and interest-bearing deposits and higher levels of borrowings), the level of market-implied forward interest rates and hedging actions taken by the Company. Amidst the rising rate environment since the first quarter of 2022, M&T's cumulative deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 40 percent. Excluding brokered deposits that cumulative pricing beta approximated 34 percent. The cumulative deposit pricing beta (including and excluding brokered deposits) is assumed to approximate 40 to 45 percent in the scenarios presented with interest rate increases and to approximate 35 to 40 percent in the scenarios presented with interest rate decreases. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

Certain of the Company's earning assets, interest-bearing liabilities, preferred equity instruments and interest rate swap agreements at June 30, 2023 have contractual repricing terms that reference the London Interbank Offered Rate ("LIBOR"). The determination of LIBOR has effectively ceased after its final publication on June 30, 2023. In preparation for the elimination of LIBOR as a reference rate, the Company essentially had discontinued entering into LIBOR-based contracts at the end of 2021 and as of the end of the second quarter of 2023 has substantially completed its work engaging with customers and other counterparties to remediate LIBOR-based agreements which expire after June 30, 2023 by incorporating alternative language, negotiating new agreements, or other means. The Company's enterprise-wide LIBOR transition program has been and continues to be monitored by executive management as well as the Risk Committee of the Board of Directors.

At June 30, 2023 the Company had outstanding LIBOR-based commercial loans and leases and commercial real estate loans of $19.2 billion and residential mortgage and consumer loans of $445 million. Substantially all of those loans have been amended to include appropriate alternative language effective upon cessation of LIBOR publication and are planned to migrate to a new index (generally SOFR) at their next scheduled reset date, which except for an insignificant percentage of the Company's loan portfolio is expected to occur in the third quarter of 2023. Additionally, M&T has approximately $483 million of variable rate junior subordinated debentures at June 30, 2023 that, as described in note 9 of Notes to Financial Statements in the Company's Form 10-K, will be indexed to SOFR beginning at their next scheduled reset date. M&T also has certain issued and outstanding preferred stock for which dividends are declared and paid at a fixed rate until a determined future date at which time such dividends convert to a variable rate that previously would have been based on LIBOR, but will now be based on SOFR. Refer to note 10 of Notes to Financial Statements in the Company's Form 10K for information on the rates for dividends on each series of preferred stock. At June 30, 2023 many of the Company's interest rate swap agreements referenced LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the IBOR Fallbacks Supplement ("Supplement") and the IBOR Fallback Protocol ("Protocol"). The Protocol enables market participants to incorporate certain revisions into their legacy non-cleared derivative trades with other counterparties that also choose to adhere to the Protocol. M&T adhered to the Protocol in November 2020. With respect to the Company's cleared interest rate swap agreements that reference LIBOR, clearinghouses have adopted the same SOFR benchmark alternatives of the Supplement and Protocol. Substantially all of the Company's LIBOR-based interest rate swap agreements at June 30, 2023 are expected to reset to a suitable alternative index, primarily SOFR, by the end of the third quarter of 2023.

As loans have matured and new originations occurred a larger percentage of the Company’s variable-rate loans reference SOFR or other indexes, including the Bloomberg Short Term Bank Yield Index (“BSBY”). At June 30, 2023 the Company had approximately $48.1 billion and $233 million of outstanding loan balances that reference SOFR and BSBY, respectively. Additionally, as of June 30, 2023, the Company had $20.7 billion of notional amounts of interest rate swap agreements entered into for hedging purposes, including $7.3 billion of forward-starting interest rate swap agreements and notional amounts of $24.5 billion of non-hedging derivative interest rate contracts that are referenced to SOFR. The Company’s usage of interest rate swap agreements referenced to SOFR or other alternative indexes is expected to increase in response to the discontinuation of LIBOR. The discontinuation of LIBOR and uncertainty relating to the emergence of alternative benchmark indexes to replace LIBOR could materially impact the Company's interest rate risk profile and its management thereof.

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

The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized on the Consolidated Balance Sheet were $313 million and $1.3 billion, respectively, at June 30, 2023 and $380 million and $1.3 billion, respectively, at December 31, 2022. The fair value asset and liability amounts at June 30, 2023 have been reduced by contractual settlements of $1.1 billion and $17 million, respectively, and at December 31, 2022 have been reduced by contractual settlements of $1.1 billion and $29 million, respectively. The values associated with the Company's non-hedging derivative activities at June 30, 2023 as compared with December 31, 2022 reflect changes in values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.

Trading account assets were $137 million at June 30, 2023, $118 million at December 31, 2022 and $134 million at June 30, 2022. Included in trading account assets were assets related to deferred compensation plans of $22 million at June 30, 2023, $23 million at December 31, 2022 and $17 million at June 30, 2022. Changes in the fair values of such assets are recorded as “trading account and other non-hedging derivative gains” in the Consolidated Statement of Income. Included in “other liabilities” in the Consolidated Balance Sheet at June 30, 2023 was $27 million of liabilities related to deferred compensation plans, compared with $29 million at December 31, 2022 and $22 million at June 30, 2022. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the Consolidated Statement of Income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $83 million at June 30, 2023, $95 million at December 31, 2022 and $117 million at June 30, 2022.

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

Provision for Credit Losses

A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $150 million was recorded in the second quarter of 2023, compared with $302 million in the year-earlier quarter and $120 million in the first quarter of 2023. The Company's estimates of expected credit losses at June 30, 2023 reflect an expected uptick in the unemployment rate, a brief retraction of economic activity measured by gross domestic product followed by growth, and a decline in residential real estate prices. Expected declines in commercial real estate values were forecasted to steepen and, in particular, concerns continue around the healthcare and office building sectors. The provision for credit losses in the second quarter of 2022 included $242 million on loans obtained in the acquisition of People's United not deemed to be purchased credit deteriorated ("PCD"). GAAP requires a provision for credit losses to be recorded related to those loans beyond the recognition of credit losses utilized in the determination of the estimated fair value of the loans at the acquisition date. In addition to the recorded provision, the allowance for credit losses was also increased by $99 million in the second quarter of 2022 to reflect the expected credit losses on loans obtained in the acquisition of People's United deemed to be PCD. That addition represented an increase of the carrying values of loans identified as PCD at the time of the acquisition.
A summary of net charge-offs by loan type and as an annualized percentage of such average loans is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2023
	First Quarter		Second Quarter		Year- to-date
	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans
			(Dollars in thousands)
Commercial, financial, leasing, etc.	$9,561	.09%	$4,827	.04%	$14,388	.07%
Real estate:
Commercial	29,055	.26	99,037	.88	128,092	.57
Residential	378	.01	(1,243)	(.02)	(865)	(.01)
Consumer	31,227	.62	24,123	.48	55,350	.55
	$70,221	.22%	$126,744	.38%	$196,965	.30%

	2022
	First Quarter		Second Quarter (a)		Year- to-date (a)
	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans
			(Dollars in thousands)
Commercial, financial, leasing, etc.	$5,569	.10%	$29,502	.31%	$35,071	.23%
Real estate:
Commercial	(13,143)	(.15)	7,140	.06	(6,003)	(.03)
Residential	865	.02	256	—	1,121	.01
Consumer	13,576	.31	12,671	.26	26,247	.28
	$6,867	.03%	$49,569	.16%	$56,436	.10%

(a)
For the three and six months ended June 30, 2022, net charge-offs do not reflect $33 million of charge-offs related to PCD acquired loans.

Net charge-offs of commercial loans in the second quarter of 2023 reflect a $9 million recovery of a previously charged off loan to a skilled nursing facility. There were no individually notable commercial loan charge-offs or recoveries in the first quarter of 2023. Net charge-offs of commercial loans in the year-earlier quarter reflected a $23 million charge-off of a loan to a consumer products manufacturer. The net charge-offs of commercial real estate loans in the second quarter of 2023 reflect a $38 million charge-off of a loan secured by a multi-tenant office and retail building in New York City, a $28 million charge-off of eight loans related to a single operator of multiple healthcare facilities located in New York, Vermont, and Rhode Island, a $13 million charge-off of a loan secured by a multi-tenant office and retail building in Massachusetts, and a $12 million charge-off to a real estate development and management company in the mid-Atlantic region. There were no notable charge-offs or recoveries of commercial real estate loans in the second quarter of 2022. Net charge-offs of commercial real estate loans in the first quarter of 2023 included an $18 million net charge-off of a loan secured by a multi-tenant office and retail building in New York City and a $9 million charge-off of a loan to a real estate development and management company in the mid-Atlantic region. Included in net charge-offs of consumer loans were: net charge-offs of automobile loans of less than $1 million in the recent quarter and $2 million in the first quarter of 2023, compared with net recoveries of $1 million in the second quarter of 2022; net charge-offs of recreational finance loans of $10 million in the second quarter of 2023, $7 million in the year-earlier quarter and $11 million in the first quarter of 2023; and net charge-offs associated with other consumer loans including credit cards and installment loans that totaled $14 million in the recent quarter, $7 million in the year-earlier quarter and $17 million in the first quarter of 2023.

Nonaccrual loans aggregated $2.4 billion or 1.83% of total loans and leases outstanding at June 30, 2023, compared with $2.6 billion or 2.05% at June 30, 2022 and $2.4 billion or 1.85% at December 31, 2022, and $2.6 billion or 1.92% at March 31, 2023. Loans obtained in the acquisition of People's United that have been classified as nonaccrual totaled $570 million at June 30, 2023, $545 million at June 30, 2022, $572 million at December 31, 2022, and $605 million at March 31, 2023. The level of nonaccrual loans reflects the continuing impact of economic conditions on borrowers’ abilities to make contractual payments on their loans, most notably commercial real estate loans in the retail, office, healthcare and hospitality sectors.

Accruing loans past due 90 days or more were $380 million or .29% of loans and leases at June 30, 2023, compared with $524 million or .41% at June 30, 2022, $491 million or .37% at December 31, 2022 and $407 million or .31% at March 31, 2023. Approximately 75% of accruing loans past due 90 days or more were residential real estate loans and included in that population were loans guaranteed by government-related entities of $294 million, $468 million, $363 million, and $306 million at June 30, 2023, June 30, 2022, December 31, 2022 and March 31, 2023, respectively. The lower balances reported since June 30, 2022 reflect residential real estate loans guaranteed by government-related entities receiving payment deferrals during the COVID-19 pandemic, but ineligible for treatment under the CARES Act, that subsequently exited those arrangements and became less than 90 days past due. Guaranteed loans included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted above that are guaranteed by government-related entities totaled $223 million at June 30, 2023, $435 million at June 30, 2022, $294 million at December 31, 2022, and $242 million at March 31, 2023. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Loans that were 30-89 days past due were $1.7 billion at June 30, 2023, or 1.24% of total loans outstanding, $952 million or .74% of total loans outstanding at June 30, 2022, $1.8 billion or 1.35% of total loans outstanding at December 31, 2022, and $1.9 billion or 1.42% of total loans outstanding at March 31, 2023. At June 30, 2023, 75% of loans 30-89 days past due were less than 60 days delinquent. Loans subject to COVID-19 related payment deferrals were classified as current in accordance with regulatory guidance and, as a result, did not contribute to past due loan categories in earlier periods. Information about delinquent loans at June 30, 2023 and December 31, 2022 is included in note 4 of Notes to Financial Statements.

During the normal course of business, the Company modifies loans to maximize recovery efforts. The types of modifications that the Company grants typically include principal deferrals and interest rate reductions but may also include other types of modifications. The Company may offer such modified terms to borrowers experiencing financial difficulty. Such modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. Information about modifications of loans to borrowers experiencing financial difficulty is included in note 4 of Notes to Financial Statements.

Commercial loans and leases classified as nonaccrual totaled $416 million, $442 million, $347 million and $382 million at June 30, 2023, June 30, 2022, December 31, 2022 and March 31, 2023, respectively. Commercial real estate loans in nonaccrual status aggregated $1.5 billion at June 30, 2023, $1.6 billion at June 30, 2022, $1.5 billion at December 31, 2022 and $1.7 billion at March 31, 2023. Commercial real estate loans in nonaccrual status were largely reflective of loans in the retail, office, healthcare and hospitality sectors. Commercial loans and leases and commercial real estate loans acquired from People's United and classified as nonaccrual totaled $96 million and $418 million, respectively, at June 30, 2023, $188 million and $312 million, respectively, at June 30, 2022, $118 million and $401 million, respectively, at December 31, 2022 and $96 million and $456 million, respectively, at March 31, 2023.

Nonaccrual residential real estate loans totaled $305 million at June 30, 2023, compared with $444 million at June 30, 2022, $350 million at December 31, 2022 and $323 million at March 31, 2023. The lower balance of nonaccrual residential real estate loans at the three most recent quarter-ends as compared with June 30, 2022 is reflective of improved customer repayment performance in current economic conditions. Residential real estate loans obtained in the acquisition of People's United and classified as nonaccrual aggregated $39 million at June 30, 2023, $35 million at June 30, 2022, $36 million at December 31, 2022 and $37 million at March 31, 2023. Included in residential real estate loans classified as nonaccrual were limited documentation first mortgage loans of $67 million at June 30, 2023, compared with $113 million at June 30, 2022, $78 million at December 31, 2022 and $69 million at March 31, 2023. Limited documentation first mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. Residential real estate loans past due 90 days or more and accruing interest aggregated $284 million at June 30, 2023, compared with $474 million at June 30, 2022, $345 million at December 31, 2022 and $293 million at March 31, 2023. Those amounts related predominantly to government-guaranteed loans. The lower balances at June 30, 2023, December 31, 2022 and March 31, 2023 as compared with the 2022's second quarter reflect improved borrower repayment performance. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended June 30, 2023 is presented in the accompanying table.

Nonaccrual consumer loans were $184 million at June 30, 2023, $196 million at June 30, 2022, $218 million at December 31, 2022 and $189 million at March 31, 2023. Included in nonaccrual consumer loans at June 30, 2023, June 30, 2022, December 31, 2022 and March 31, 2023 were: automobile loans of $22 million, $36 million, $40 million and $27 million, respectively; recreational finance loans of $32 million, $33 million, $45 million and $34 million, respectively; and outstanding balances of home equity loans and lines of credit of $77 million, $79 million, $85 million and $81 million, respectively. Consumer loans acquired from People's United and classified as nonaccrual were $16 million at each of June 30, 2023 and March 31, 2023 and totaled $10 million and $17 million at June 30, 2022 and December 31, 2022, respectively, and consisted predominantly of home equity loans and lines of credit. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended June 30, 2023 is presented in the accompanying table.

Information about past due and nonaccrual loans as of June 30, 2023 and December 31, 2022 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	June 30, 2023			June 30, 2023
		Nonaccrual		Net Charge-offs (Recoveries)
					Annualized
					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgages:
New York	$6,821,113	$95,922	1.41%	$260	.02%
Mid-Atlantic (a)	6,779,605	71,460	1.05	(1,191)	(.07)
New England (b)	6,149,687	51,703	.84	(39)	—
Other	2,974,012	15,090	.51	(430)	(.06)
Total	$22,724,417	$234,175	1.03%	$(1,400)	(.02%)
Residential construction loans:
New York	$19,608	$3,421	17.45%	$—	—%
Mid-Atlantic (a)	11,696	913	7.81	—	—
New England (b)	10,585	—	—	—	—
Other	4,743	—	—	—	—
Total	$46,632	$4,334	9.29%	$—	—%
Limited documentation first lien mortgages:
New York	$453,315	$29,729	6.56%	$134	.11%
Mid-Atlantic (a)	405,870	23,235	5.72	25	.02
New England (b)	91,876	9,694	10.55	—	—
Other	40,107	3,956	9.86	(2)	(.02)
Total	$991,168	$66,614	6.72%	$157	.06%
First lien home equity loans and lines of credit:
New York	$914,405	$17,288	1.89%	$(140)	(.06%)
Mid-Atlantic (a)	1,063,871	20,015	1.88	60	.02
New England (b)	506,062	3,943	.78	36	.03
Other	14,332	194	1.35	—	—
Total	$2,498,670	$41,440	1.66%	$(44)	.01%
Junior lien home equity loans and lines of credit:
New York	$755,274	$16,096	2.13%	$(110)	(.06%)
Mid-Atlantic (a)	890,964	14,379	1.61	(357)	(.16)
New England (b)	607,772	4,951	.81	(47)	(.03)
Other	20,410	224	1.10	38	.76
Total	$2,274,420	$35,650	1.57%	$(476)	(.08%)

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Real estate and other foreclosed assets totaled $43 million at June 30, 2023, compared with $29 million at June 30, 2022, $41 million at December 31, 2022 and $45 million at March 31, 2023. Net gains or losses associated with real estate and other foreclosed assets were not material during the three months ended June 30, 2023, June 30, 2022 and March 31, 2023. At June 30, 2023, foreclosed assets are comprised predominantly of residential real estate-related properties.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

	2023 Quarters		2022 Quarters
	Second	First	Fourth	Third	Second
	(Dollars in thousands)

Nonaccrual loans	$2,435,581	2,556,799	2,438,435	2,429,326	2,633,005
Real estate and other foreclosed assets	42,720	44,567	41,375	37,031	28,692
Total nonperforming assets	$2,478,301	2,601,366	2,479,810	2,466,357	2,661,697
Accruing loans past due 90 days or more	$380,079	407,457	491,018	476,503	523,662
Government guaranteed loans included in totals above:
Nonaccrual loans	$39,846	42,102	43,536	44,797	46,937
Accruing loans past due 90 days or more (a)	294,184	306,049	363,409	423,371	467,834

Nonaccrual loans to total loans and leases, net of unearned discount	1.83%	1.92%	1.85%	1.89%	2.05%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.86%	1.96%	1.88%	1.92%	2.07%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.29%	.31%	.37%	.37%	.41%

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

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of June 30, 2023 concerns existed about elevated levels of inflation; fears of liquidity shortages in the financial services markets and a slowing economy or possible recession in coming quarters; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy; downward pressures on commercial and residential real estate values especially in the office and healthcare sectors; ongoing supply chain issues and wage pressures impacting commercial borrowers; the extent to which borrowers, in particular commercial real estate borrowers, may be negatively affected by general economic conditions; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 37% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that historically lag other regions of the country. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.” A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial loans and commercial real estate loans totaled $10.5 billion, including $2.2 billion of loans acquired from People's United, at June 30, 2023, compared with $11.6 billion, including $2.8 billion acquired from People's United at June 30, 2022, and $10.7 billion, including $2.5 billion of loans acquired from People's United, at December 31, 2022, and $10.6 billion, including $2.5 billion of loans acquired from People's United, at March 31, 2023. Despite improved economic conditions during 2022 as pandemic-related restrictions were lifted and consumer spending increased, the business climate through the first half of 2023 continues to be subjected to inflationary pressures, supply chain constraints, rising interest rates and liquidity concerns. The level of criticized loans remains reflective of the impact of current conditions on many borrowers, particularly those with investor-owned commercial real estate loans in the hotel, office, retail and healthcare sectors. Investor-owned commercial real estate loans comprised $7.6 billion or 72% of total criticized loans at June 30, 2023. The weighted-average loan-to-value (“LTV”) ratio for investor-owned commercial real estate properties was approximately 56%. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 62%.

The accompanying tables summarize the outstanding balances of commercial loans and leases and commercial real estate loans by industry or property type at June 30, 2023 and December 31, 2022.

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

	June 30, 2023				December 31, 2022
	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
	(In millions)
Financial and insurance	$9,205	$10	$1	$11	$7,428	$139	$1	$140
Services	6,691	312	34	346	6,494	333	35	368
Manufacturing	5,962	343	64	407	5,524	299	72	371
Motor vehicle and recreational finance dealers	5,306	5	39	44	4,797	7	—	7
Wholesale	3,690	228	30	258	4,140	183	8	191
Transportation, communications, utilities	3,383	191	58	249	3,078	217	73	290
Retail	2,753	157	52	209	2,525	175	34	209
Construction	2,252	218	56	274	2,324	248	46	294
Real estate investors	1,703	31	2	33	1,882	35	3	38
Health services	1,990	281	40	321	1,972	171	39	210
Other	1,749	101	40	141	1,686	75	36	111
Total	$44,684	$1,877	$416	$2,293	$41,850	$1,882	$347	$2,229

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

	June 30, 2023				December 31, 2022
	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
	(In millions)
Investor-owned
Permanent finance by property type
Apartments/Multifamily	$6,396	$647	$95	$742	$5,888	$684	$78	$762
Retail/Service	6,054	839	246	1,085	6,296	971	182	1,153
Office	4,992	849	278	1,127	5,186	863	208	1,071
Health services	3,824	979	188	1,167	3,667	1,052	222	1,274
Hotel	2,825	615	357	972	2,810	676	512	1,188
Industrial/Warehouse	2,201	151	14	165	2,238	98	12	110
Other	363	4	12	16	527	42	24	66
Total permanent	26,655	4,084	1,190	5,274	26,612	4,386	1,238	5,624
Construction/development	7,500	2,196	147	2,343	8,257	2,169	126	2,295
Total investor-owned	34,155	6,280	1,337	7,617	34,869	6,555	1,364	7,919
Owner-occupied by industry (a)
Other services	2,263	153	68	221	2,253	168	69	237
Motor vehicle and recreational finance dealers	1,911	5	2	7	1,848	—	2	2
Retail	1,697	53	34	87	1,688	66	11	77
Health services	707	49	19	68	989	30	6	36
Wholesale	991	37	2	39	978	19	2	21
Real estate investors	904	45	21	66	732	50	23	73
Manufacturing	871	69	23	92	841	52	23	75
Other	1,150	28	24	52	1,167	49	23	72
Total owner-occupied	10,494	439	193	632	10,496	434	159	593
Total commercial real estate	$44,649	$6,719	$1,530	$8,249	$45,365	$6,989	$1,523	$8,512

(a)
Includes $417 million and $359 million of construction loans at June 30, 2023 and December 31, 2022, respectively.

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

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At June 30, 2023, approximately 52% of the Company’s home equity portfolio consisted of first lien loans and lines of credit and 48% were junior liens. With respect to junior lien loans, to the extent known by the Company, if a related senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At June 30, 2023 approximately 86% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 16% were making contractually allowed payments that do not include any repayment of principal.

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

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at June 30, 2023, March 31, 2023, December 31, 2022 and June 30, 2022 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists. Events posing emerging risks to the macroeconomic environment, such as international conflicts and other events, liquidity concerns, inflation and supply chain issues, are considered when developing economic forecasts even if the events do not directly and materially impact the Company’s financial results. Supply chain disruptions, inflationary pressures, liquidity trends or other peripheral impacts of global events may alter economic forecasts and the Company monitors this activity as part of its risk management procedures in assessing the allowance for credit losses. Among the assumptions utilized as of June 30, 2023 was that the national unemployment rate will average 4.6% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product grows at a 0.8% average rate during the first year of the reasonable and supportable forecast period and at a 2.3% average rate in the second year. Commercial real estate and residential real estate prices were assumed to cumulatively contract 11.1% and 6.6%, respectively over the two-year reasonable and supportable forecast period. The assumptions utilized as of March 31, 2023 included an average national unemployment rate of 4.4% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product would grow 1.0% during the first year of the reasonable and supportable forecast period followed by 2.4% in the second year. Commercial real estate prices were assumed to cumulatively contract 5.5% and residential real estate prices were assumed to contract 6.7% over the two-year reasonable and supportable forecast period. The assumptions utilized as of December 31, 2022 included an average national unemployment rate of 4.0% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product would grow during the first year of the reasonable and supportable period at a 1.0% average annual rate followed by a 2.5% average rate in the second year. Commercial real estate prices were assumed to cumulatively grow 1.9% and residential real estate prices were assumed to contract 6.2% over the two-year reasonable and supportable forecast period. Among the assumptions utilized as of June 30, 2022 was that the national unemployment rate would average 3.4% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product would grow at a 2.4% average rate during the first year of the reasonable and supportable forecast period and at a 2.9% average rate in the second year. Commercial real estate and residential real estate prices were assumed to cumulatively grow 11.6% and 0.4%, respectively, over the two-year reasonable and supportable forecast period. The assumptions utilized were based on the information available to the Company at or near June 30, 2023, March 31, 2023, December 31, 2022 and June 30, 2022 (at the time the Company was preparing its estimate of expected credit losses as of those dates).

In establishing the allowance for credit losses, the Company also considers the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process. With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in gross domestic product, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase to the allowance for credit losses. Forward looking economic forecasts are subject to inherent imprecision and future events may differ materially from forecasted events. In consideration of such uncertainty, the following alternative economic scenarios were considered to estimate the possible impact on modeled credit losses.

A potential downside economic scenario assumed the unemployment rate averages 7.1% in the reasonable and supportable forecast period. The scenario also assumed gross domestic product contracts 2.2% in the first year of the reasonable and supportable forecast period before recovering to 1.8% growth in the second year and commercial real estate and residential real estate prices cumulatively decline 27.4% and 15.0%, respectively, by the end of the reasonable and supportable forecast period.

A potential upside economic scenario assumed the unemployment rate averages approximately 3.3% for the duration of the reasonable and supportable forecast period. The scenario also assumes gross domestic product grows 3.3% in the initial year of the reasonable and supportable forecast period and 2.4% in the second year while commercial real estate prices cumulatively decline 3.2% and residential real estate prices cumulatively rise 0.5% over the two-year reasonable and supportable forecast period.

The scenario analyses resulted in an additional $471 million of modeled credit losses under the assumptions of the downside economic scenario, whereas under the assumptions of the upside economic scenario a $210 million reduction in modeled credit losses could occur. These examples are only a few of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of expected credit losses. The estimated impacts on credit losses in such scenarios pertain only to modeled credit losses and do not include consideration of other factors the Company may evaluate when determining its allowance for credit losses.

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

Management believes that the allowance for credit losses at June 30, 2023 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $2.00 billion at June 30, 2023, compared with $1.82 billion at June 30, 2022, $1.93 billion at December 31, 2022 and $1.98 billion at March 31, 2023. As a percentage of loans outstanding, the allowance was 1.50% at June 30, 2023, 1.42% at June 30, 2022, 1.46% at December 31, 2022 and 1.49% at March 31, 2023. Using the same methodology described herein, the Company added $341 million to the allowance for credit losses related to the $35.8 billion of loans and leases obtained in the acquisition of People's United on April 1, 2022. Macroeconomic assumptions used to estimate credit losses on loans acquired from People's United were consistent with those used by the Company to estimate credit losses at March 31, 2022. The combined Company allowance for credit losses at April 1, 2022 as a percentage of loans outstanding was 1.42%. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

The ratio of the allowance for credit losses to total nonaccrual loans at June 30, 2023, June 30, 2022, December 31, 2022 and March 31, 2023 was 82%, 69%, 79% and 77%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income

Other income totaled $803 million in the second quarter of 2023, improved from $571 million in the year-earlier quarter and $587 million in the first quarter of 2023. For the first six months of 2023, other revenues totaled $1.39 billion compared with $1.11 billion for the similar 2022 period. The three-month and six-month periods ended June 30, 2023 reflect a $225 million gain on sale of the CIT business. The components of other income are presented in the accompanying table.

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	March 31, 2023	June 30, 2023	June 30, 2022
	(In thousands)
Mortgage banking revenues	$107,112	$82,926	$84,985	$192,097	$192,074
Service charges on deposit accounts	118,697	124,170	113,546	232,243	225,677
Trust income	172,463	190,084	193,802	366,265	359,297
Brokerage services income	25,126	24,138	24,041	49,167	44,328
Trading account and non-hedging derivative gains	16,754	2,293	11,675	28,429	7,662
Gain (loss) on bank investment securities	1,004	(62)	(416)	588	(805)
Other revenues from operations	362,015	147,551	159,500	521,515	283,754
Total other income	$803,171	$571,100	$587,133	$1,390,304	$1,111,987

Mortgage banking revenues were $107 million in the second quarter of 2023, compared with $83 million in the second quarter of 2022 and $85 million in the first quarter of 2023. Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Residential mortgage banking revenues, consisting of realized gains and losses from sales of residential real estate loans and loan servicing rights, unrealized gains and losses on residential real estate loans held for sale and related commitments, residential real estate loan servicing fees, and other residential real estate loan-related fees and income, were $77 million in the second quarter of 2023, $50 million in the similar quarter of 2022 and $55 million in the first quarter of 2023. That income reflects gains associated with residential mortgage loans originated for sale and loan servicing of $8 million and $69 million, respectively, in the recent quarter and $3 million and $52 million, respectively, in the first quarter of 2023, compared with losses on residential mortgage loans originated for sale of $17 million and income from loan servicing of $67 million in the year earlier quarter.

Throughout 2022, the Company originated the majority of its residential real estate loans for retention in its loan portfolio rather than for sale. However, in the first quarter of 2023 the Company returned to originating for sale the majority of its newly originated residential mortgage loans. New commitments to originate residential real estate loans to be sold were approximately $395 million in the second quarter of 2023, compared with $78 million in the year-earlier quarter and $276 million in the first quarter of 2023. Loans held for sale that were secured by residential real estate aggregated $216 million at June 30, 2023, $65 million at June 30, 2022 and $32 million at December 31, 2022. Commitments to sell residential real estate loans and commitments to originate residential real estate loans for sale at pre-determined rates totaled $393 million and $243 million, respectively, at June 30, 2023, compared with $84 million and $69 million, respectively, at June 30, 2022 and $53 million and $31 million, respectively, at December 31, 2022. Net recognized unrealized gains on residential real estate loans held for sale, commitments to sell loans, and commitments to originate loans for sale were $7 million at June 30, 2023 and less than $1 million at June 30, 2022, compared with net recognized unrealized losses of $1 million at December 31, 2022. Changes in net unrealized gains or losses are recorded in mortgage banking revenues and resulted in a net increase in revenues of $4 million in the recent quarter and $2 million in the first quarter of 2023, compared with a net decrease of $5 million in the second quarter of 2022.

Revenues from servicing residential real estate loans for others were $69 million during the quarter ended June 30, 2023, compared with $67 million and $52 million during the three months ended June 30, 2022 and March 31, 2023, respectively. The higher revenues from servicing residential real estate loans in the recent quarter as compared with the first quarter of 2023 reflect a $350 million bulk purchase of residential mortgage loan servicing rights associated with $19.5 billion of residential real estate loans on March 31, 2023. The increase in revenues in the recent quarter as compared with the year-earlier quarter also reflects that bulk purchase of residential mortgage loan servicing rights, partially offset by lower sub-servicing fees on modified loans with improved performance as compared with the year-earlier period. Residential real estate loans serviced for others totaled $153.7 billion at June 30, 2023, $102.5 billion at June 30, 2022 and $118.4 billion at December 31, 2022. Loans sub-serviced for others that were included in residential real estate loans serviced for others were $112.8 billion, $79.0 billion and $96.0 billion at June 30, 2023, June 30, 2022 and December 31, 2022, respectively. Revenues earned for sub-servicing loans totaled $32 million during each of the recent quarter and the first quarter of 2023, compared with $44 million in the second quarter of 2022. The decrease in sub-servicing fees in the two most recent quarters as compared with the second quarter of 2022 reflects lower fees associated with modifying and selling reperforming loans previously repurchased by the holder of the contractual servicing rights. The contractual servicing rights associated with loans sub-serviced by the Company were predominantly held by affiliates of Bayview Lending Group LLC ("BLG"). Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements. Capitalized residential mortgage servicing assets totaled $505 million at June 30, 2023, $215 million at June 30, 2022 and $194 million at December 31, 2022. The higher balance of capitalized mortgage servicing rights at June 30, 2023 as compared with June 30, 2022 and December 31, 2022 reflects the bulk purchase of residential mortgage loan servicing rights described herein.

Commercial mortgage banking revenues totaled $30 million in each of the second quarter of 2023 and the first quarter of 2023, compared with $33 million in the second quarter of 2022. Included in such amounts were revenues from loan origination and sales activities of $13 million in the second quarter of 2023, $14 million in the second quarter of 2022 and $15 million in the first quarter of 2023. Commercial real estate loans originated for sale to other investors were $940 million in the recent quarter, compared with $692 million in the second quarter of 2022 and $672 million in the first quarter of 2023. Loan servicing revenues totaled $17 million and $19 million in the second quarters of 2023 and 2022, respectively, compared with $15 million in the first quarter of 2023. Capitalized commercial mortgage servicing assets were $124 million and $130 million at June 30, 2023 and June 30, 2022, respectively, and $126 million at December 31, 2022. Commercial real estate loans serviced for other investors totaled $26.9 billion at June 30, 2023, $24.4 billion at June 30, 2022 and $26.0 billion at December 31, 2022. Those servicing amounts included $3.9 billion at each of June 30, 2023, June 30, 2022 and December 31, 2022 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable. Included in commercial real estate loans serviced for others were loans sub-serviced for others of $3.8 billion at each of June 30, 2023 and December 31, 2022, compared with $3.6 billion at June 30, 2022. Commitments to sell commercial real estate loans and commitments to originate commercial real estate loans for sale were $632 million and $310 million, respectively, at June 30, 2023, $824 million and $569 million, respectively, at June 30, 2022 and $480 million and $349 million, respectively, at December 31, 2022. Commercial real estate loans held for sale at June 30, 2023, June 30, 2022 and December 31, 2022 were $322 million, $255 million and $131 million, respectively.

Service charges on deposit accounts were $119 million and $124 million in the second quarter of 2023 and 2022, respectively, compared with $114 million in the first quarter of 2023. The decline in the recent quarter as compared with the year-earlier quarter reflects a full quarter impact of the Company's planned elimination of certain non-sufficient funds fees and overdraft protection transfer charges from linked deposit accounts beginning in the second quarter of 2022. The $5 million increase in service charges on deposit accounts from the first quarter of 2023 reflects $3 million of increased commercial service charges and higher consumer service charges of $2 million.

Trust income includes fees related to two businesses. The Institutional Client Services (“ICS”) business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The Wealth Advisory Services (“WAS”) business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve, and transfer wealth. Trust income aggregated $172 million in the second quarter of 2023, compared with $190 million in the year-earlier quarter and $194 million in the first quarter of 2023. Revenues associated with the ICS business were $91 million, $109 million and $120 million during the quarters ended June 30, 2023, June 30, 2022 and March 31, 2023, respectively. In April 2023 M&T completed the divestiture of its CIT business through a sale to a private equity firm. The resulting decline in trust income associated with that business was $25 million and $31 million, respectively, when compared with 2022's second quarter and the first quarter of 2023. Higher money market fees on new and existing business partially offset the decline in CIT-related trust income as compared with the second quarter of 2022. Revenues attributable to the WAS business totaled $79 million in the three-month period ended June 30, 2023 and $78 million during the quarter ended June 30, 2022. Revenues from the WAS business were $73 million in the quarter ended March 31, 2023. The increase from the initial quarter of 2023 reflected seasonal tax service fees of $4 million. Reflective of the divestiture of the CIT business, trust assets under management declined to $78.5 billion at June 30, 2023 from $151.8 billion and $165.2 billion at June 30, 2022 and December 31, 2022, respectively. Trust assets under management include the Company’s proprietary mutual funds’ assets of $14.1 billion, $11.9 billion and $13.0 billion at June 30, 2023, June 30, 2022 and December 31, 2022, respectively. Additional trust income from investment management activities comprised of fees earned from retail customer investment accounts was $2 million in the second quarter of 2023, $3 million in the corresponding quarter of 2022, and $1 million in the first quarter of 2023.

Brokerage services income, which includes revenues from the sale of mutual funds and annuities, securities brokerage fees and select investment products of LPL Financial totaled $25 million in the second quarter of 2023 and $24 million in each of the second quarter of 2022 and the first quarter of 2023. Trading account and other non-hedging derivative activity resulted in gains of $17 million, $2 million and $12 million during the quarters ended June 30, 2023, June 30, 2022 and March 31, 2023, respectively. The increase in trading account and other non-hedging derivative gains in the recent quarter as compared with the year-earlier quarter and the first quarter of 2023 reflects higher revenues from interest rate swap agreements with commercial customers and comparative gains on assets related to the Company's supplemental executive retirement plans in the recent quarter. Information about the notional amount of interest rate, foreign exchange and other contracts entered into by the Company is included in note 10 of Notes to Financial Statements and herein under the heading “Taxable-equivalent Net Interest Income.” There were no significant net gains or losses on investment securities in each of the second quarter of 2023, the second quarter of 2022 and the first quarter of 2023.

Other revenues from operations were $362 million in the second quarter of 2023, compared with $148 million in the corresponding 2022 period and $160 million in the first quarter of 2023. A $225 million gain on the sale of CIT was recorded in the second quarter of 2023. Also included in other revenues from operations were the following significant components. Letter of credit and other credit-related fees aggregated $48 million in the recent quarter, compared with $38 million in the year-earlier quarter and $43 million in the first quarter of 2023. The higher revenues in the two most recent quarters as compared with 2022's second quarter reflect higher loan syndication fees. Revenues from merchant discount and credit card fees were $45 million in each of the second quarter of 2023 and 2022, compared with, $39 million in the first quarter of 2023. The lower merchant discount and credit card fees in the first quarter of 2023 as compared with the recent quarter and 2022's second quarter is reflective of seasonal declines in customer activity. Tax-exempt income from bank owned life insurance, which includes changes in the cash surrender value of life insurance policies and benefits received, totaled $14 million in each of the second quarter of 2023 and 2022, compared with $13 million in the first quarter of 2023. Insurance-related sales commissions and other revenues declined to $5 million in the quarter ended June 30, 2023 and $4 million in the first quarter of 2023 from $14 million in the second quarter of 2022 due to the sale of M&T Insurance Agency ("MTIA") in the fourth quarter of 2022. M&T received distributions as a result of its investment in BLG of $20 million in the first quarter of 2023. There was no similar distribution in the second quarter of 2023 or 2022.

Other income totaled $1.39 billion during the first six months of 2023, up from $1.11 billion during the year-earlier period. The increase as compared with the first half of 2022 was predominantly due to the gain on sale of the CIT business in April 2023 and the impact of one additional quarter of People's United-related revenues in the first half of 2023. Those positive factors were partially offset by a decrease in revenues resulting from the sales of the CIT business in April 2023 and of MTIA in October 2022 and from lower distributions from the Company's investment in BLG in the first half of 2023 as compared with the corresponding 2022 period.

Mortgage banking revenues totaled $192 million in each of the first six months of 2023 and 2022. Residential mortgage banking revenues aggregated $132 million and $126 million during the six-month periods ended June 30, 2023 and 2022, respectively. New commitments to originate residential real estate loans to be sold aggregated $671 million and $239 million in the initial six months of 2023 and 2022, respectively. Realized gains from sales of residential real estate loans and loan servicing rights and recognized unrealized gains and losses on residential real estate loans held for sale, commitments to originate loans for sale and commitments to sell loans aggregated to gains of $11 million in the first six months of 2023, compared with losses of $3 million in the first six months of 2022. The increase in volume and revenues reflect the Company’s decision in the first quarter of 2023 to return to selling the majority of recently originated residential mortgage loans rather than retaining such loans in its own portfolio. Revenues from servicing residential real estate loans for others were $121 million in the first half of 2023 and $129 million in the corresponding 2022 period. Included in servicing revenues were sub-servicing revenues aggregating $64 million and $86 million in the first six months of 2023 and 2022, respectively. For the six months ended June 30, commercial mortgage banking revenues were $60 million and $66 million in 2023 and 2022, respectively. Commercial real estate loans originated for sale to other investors totaled $1.6 billion and $1.3 billion during the six-month periods ended June 30, 2023 and 2022, respectively.

Service charges on deposit accounts aggregated $232 million during the first six months of 2023, compared with $226 million in the year-earlier period. Trust income totaled $366 million and $359 million during the first six months of 2023 and 2022, respectively. The increase in trust income in 2023 as compared with 2022, despite two less months of CIT-related trust income as a result of the sale of that business in April 2023, was largely due to the impact of one additional quarter of revenues associated with the People's United acquisition. Brokerage services income totaled $49 million in the first six months of 2023, compared with $44 million in the six-month period ended June 30, 2022. Trading account and non-hedging derivative gains were $28 million and $8 million, respectively, for the six-months ended June 30, 2023 and 2022, reflecting higher revenues from interest rate swap agreements with commercial customers and comparative gains on assets related to the Company's supplemental executive retirement plans in the first half of 2023. There were no significant net gains or losses on investment securities recognized during the first six months of 2023 and 2022.

Other revenues from operations totaled $522 million in the first six months of 2023, compared with $284 million in the year-earlier period. Other revenues from operations in the most recent six months include the $225 million gain on the sale of the CIT business. Other revenues from operations also include the following significant components.

Letter of credit and other credit-related fees aggregated $91 million and $65 million in 2023 and 2022, respectively. The higher level of revenues in the recent period reflects higher loan syndication and line usage fees. Merchant discount and credit card fees were $84 million and $79 million in the first six months of 2023 and 2022, respectively. Income from bank owned life insurance totaled $27 million in the first six months of 2023, compared with $24 million in the corresponding 2022 period. Insurance-related commissions and other revenues aggregated $9 million and $29 million in the first six months of 2023 and 2022, respectively. The comparative decline reflects the sale of MTIA in October 2022. M&T’s investment in BLG resulted in income of $20 million in the first six months of 2023 and $30 million in the first half of 2022.

Other Expense

Other expense totaled $1.29 billion in the second quarter of 2023, compared with $1.40 billion in the year-earlier quarter and $1.36 billion in the first quarter of 2023. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $15 million in the recent quarter, $18 million in the second quarter of 2022 and $17 million in the first 2023 quarter, and merger-related expenses of $223 million in the second quarter of 2022. There were no merger-related expenses during the first and second quarters of 2023. Exclusive of those nonoperating expenses, noninterest operating expenses were $1.28 billion in the recent quarter, compared with $1.16 billion in the year-earlier quarter and $1.34 billion in the first quarter of 2023. Other expense for the first half of 2023 totaled $2.65 billion, compared with $2.36 billion in the year-earlier period. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets of $32 million and $20 million in the six-month periods ended June 30, 2023 and 2022, respectively, and merger-related expenses of $240 million during 2022's first half. There were no merger-related expenses recognized in 2023. Exclusive of those nonoperating expenses, noninterest operating expenses for the first half of 2023 were $2.62 billion, compared with $2.10 billion in the first six months of 2022. Table 2 provides a reconciliation of other expense to noninterest operating expense. The components of other expense are presented in the accompanying table.

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	March 31, 2023	June 30, 2023	June 30, 2022
	(In thousands)
Salaries and employee benefits	$737,665	776,201	807,942	1,545,607	1,353,721
Equipment and net occupancy	128,689	124,655	126,904	255,593	210,467
Outside data processing and software	106,438	93,820	105,780	212,218	173,539
FDIC assessments	27,932	22,585	29,758	57,690	38,161
Advertising and marketing	28,353	20,635	31,063	59,416	36,659
Printing, postage and supplies	14,199	15,570	14,183	28,382	25,720
Amortization of core deposit and other intangible assets	14,945	18,384	17,208	32,153	19,640
Other costs of operations	234,338	331,304	226,392	460,730	504,988
Total other expense	$1,292,559	1,403,154	1,359,230	2,651,789	2,362,895
Salaries and employee benefits expense totaled $738 million in the second quarter of 2023, compared with $776 million in the year-earlier quarter and $808 million in the first quarter of 2023. Excluding the nonoperating expense items described earlier, salaries and employee benefits expense totaled $691 million in the second quarter of 2022. The increase in salaries and employee benefits operating expense in the recent quarter as compared with the second quarter of 2022 reflects the impact of higher employee staffing levels and merit increases. Comparing the recent quarter with the first quarter of 2023, the effect of seasonally higher stock-based compensation, medical plan costs, payroll-related taxes and unemployment insurance that totaled $99 million in the initial 2023 quarter was partially offset by the full quarter impact of annual merit increases, higher average staffing levels and higher severance expense. During the first six months of 2023 and 2022, salaries and employee benefits expense aggregated $1.55 billion and $1.35 billion, respectively. Excluding nonoperating expenses described herein, salaries and employee benefits operating expense in the first half of 2022 totaled $1.27 billion. The higher operating expense level in 2023 largely reflects the addition of People's United employees at the beginning of the second quarter of 2022 and higher salaries resulting from an increase in legacy staffing levels, annual merit increases and a rise in incentive compensation, including stock-based compensation. The Company, in accordance with GAAP, has accelerated the recognition of compensation costs for stock-based awards. As a result, stock-based compensation expense during the first quarters of 2023 and 2022 included $41 million and $36 million, respectively, that would have been recognized over the normal vesting period if not for the accelerated recognition provisions of GAAP. That acceleration had no effect on the value of stock-based compensation awarded to employees. Salaries and employee benefits expense included stock-based compensation of $19 million, $23 million and $62 million in the three-month periods ended June 30, 2023, June 30, 2022 and March 31, 2023, respectively, and $81 million and $73 million during the six-month periods ended June 30, 2023 and 2022, respectively. The number of full-time equivalent employees was 22,946 at June 30, 2023, compared with 22,680 and 23,004 at June 30, 2022 and March 31, 2023, respectively.

Excluding the nonoperating expense items described earlier from each quarter, nonpersonnel operating expenses were $540 million, $471 million and $534 million in the quarters ended June 30, 2023, June 30, 2022 and March 31, 2023, respectively. On that same basis, such expenses were $1.07 billion and $835 million in the six-month periods ended June 30, 2023 and 2022, respectively. The increase in the recent quarter as compared with the second quarter of 2022 reflects increases in outside data processing and software costs, expenses related to the bulk purchase of residential mortgage loan servicing rights at the end of the first quarter of 2023 and check fraud losses, partially offset by a decline in professional and outside services expenses reflecting a decline in sub-advisory fees resulting from the sale of the CIT business in April 2023. The rise in non-personnel operating expenses in 2023’s second quarter as compared with 2023’s first quarter reflected an increase in expenses related to the bulk purchase of residential mortgage loan servicing rights, partially offset by a decline in professional services expenses primarily driven by a decline in sub-advisory fees resulting from the sale of the CIT business. In addition to the impact of an additional quarter of nonpersonnel operating expenses in 2023 associated with the People's United acquisition, the year-over-year increase reflects higher professional and outside services expenses, outside data processing and software costs, check fraud losses, deposit insurance and advertising and marketing costs.

On May 11, 2023, the Federal Deposit Insurance Corporation (“FDIC”) released a proposed rule that would impose a special assessment to recover the costs to the deposit insurance fund (“DIF”) resulting from the FDIC’s use, in March 2023, of the systemic risk exception in connection with the receiverships of Silicon Valley Bank and Signature Bank. Under the proposed rule, the assessment base would be the estimated uninsured deposits of an insured depository institution at December 31, 2022, excluding the first $5 billion of those estimated uninsured deposits. The special assessments would be collected at an annual rate of approximately 12.5 basis points per year (3.13 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Under the proposed rule, the estimated loss pursuant to the systemic risk determination may be periodically adjusted by the FDIC. M&T expects the special assessments, as currently contemplated, would be tax deductible. Although the proposal could be revised, the total of the assessments for the Company is estimated at $183 million and such amount is expected to be recorded as an expense in the quarter of enactment. Such expense would significantly affect noninterest expense and results of operations for that future quarter. Refer to note 13 of Notes to Financial Statements for additional information on the FDIC special assessment.

The efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 48.9% during the recent quarter, compared with 58.3% and 55.5% in the second quarter of 2022 and first quarter of 2023, respectively. The efficiency ratios for the six-month periods ended June 30, 2023 and 2022 were 52.0% and 61.1%, respectively.

Income Taxes

Income tax expense was $293 million in the second quarter of 2023, compared with $60 million in the year-earlier quarter and $225 million in the first quarter of 2023. For the six-month periods ended June 30, 2023 and 2022, the provisions for income taxes were $517 million and $173 million, respectively. The effective tax rates were 25.2%, 21.7% and 24.2% for the quarters ended June 30, 2023, June 30, 2022 and March 31, 2023, respectively, and 24.8% and 23.0% for the six-month periods ended June 30, 2023 and 2022, respectively.

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

Capital

Shareholders’ equity was $25.8 billion at June 30, 2023, representing 12.42% of total assets, compared with $25.8 billion or 12.64% a year earlier and $25.3 billion or 12.61% at December 31, 2022. Shareholders' equity at each of the respective quarter ends reflects the issuance of 50,325,004 M&T common shares and other common equity consideration totaling $8.4 billion for the acquisition of People's United and the conversion of People's United preferred stock into 10,000,000 shares of Series H Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock of M&T ("Series H Preferred Stock") amounting to $261 million on April 1, 2022. Included in shareholders’ equity was preferred stock with financial statement carrying values of $2.01 billion at each of June 30, 2023, December 31, 2022 and June 30, 2022.

Common shareholders’ equity was $23.8 billion, or $143.41 per share, at June 30, 2023, compared with $23.8 billion, or $135.16 per share, a year earlier and $23.3 billion, or $137.68 per share, at December 31, 2022. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $91.58 at the end of the recent quarter, compared with $85.78 at June 30, 2022 and $86.59 at December 31, 2022. The Company’s ratio of tangible common equity to tangible assets was 7.63% at each of June 30, 2023 and December 31, 2022, as compared with 7.73% at June 30, 2022. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $328 million or $1.98 per common share at June 30, 2023, $129 million or $.73 per common share at June 30, 2022 and $329 million, or $1.94 per common share, at December 31, 2022. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses on investment securities as of June 30, 2023 and December 31, 2022 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at June 30, 2023 were pre-tax effect unrealized gains of $234 thousand on securities with an amortized cost of $32 million and pre-tax effect unrealized losses of $441 million on securities with an amortized cost of $11.2 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 12 of Notes to Financial Statements.

Each reporting period the Company reviews its available-for-sale investment securities for declines in value that might be indicative of credit-related losses through an analysis of the creditworthiness of the issuer or the credit performance of the underlying collateral supporting the bond. If the Company does not expect to recover the entire amortized cost basis of a debt security a credit loss is recognized in the Consolidated Statement of Income. A loss is also recognized if the Company intends to sell a bond or it more likely than not will be required to sell a bond before recovery of the amortized cost basis. As of June 30, 2023, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of June 30, 2023, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term. The Company estimated no material credit losses for its investment securities classified as held-to-maturity at June 30, 2023 and December 31, 2022. The amortized cost basis of obligations of states and political subdivisions in the held-to-maturity portfolio totaled $2.5 billion at June 30, 2023 and $2.6 billion at December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $47 million and $50 million, respectively, and a fair value of $49 million and $51 million, respectively. At June 30, 2023, 82% of those mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company concluded that as of June 30, 2023, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities. Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $205 million or $1.24 per common share at June 30, 2023, $261 million or $1.48 per common share at June 30, 2022 and $202 million or $1.19 per common share at December 31, 2022.

Other adjustments, substantially comprised of net unrealized losses on interest rate swaps designated as cash flow hedges, reduced accumulated other comprehensive income by $332 million or $2.00 per common share at June 30, 2023, $116 million or $.66 per common share at June 30, 2022 and $259 million or $1.53 per common share at December, 31, 2022. Information about net unrealized losses on interest rate swaps designated as cash flow hedges is provided in note 10 of the Notes to Financial Statements.

On July 19, 2022, M&T's Board of Directors authorized a stock purchase program to repurchase up to $3.0 billion of common shares subject to all applicable regulatory reporting limitations. M&T repurchased 3,505,946 shares of its common stock for a total cost of $600 million under the program in the second quarter of 2022 and 3,838,157 shares for a total cost, including the share repurchase excise tax, of $600 million in the first quarter of 2023. No share repurchases occurred in the second quarter of 2023. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions.

Cash dividends declared on M&T's common stock totaled $217 million in the recent quarter, compared with $215 million and $219 million in the quarters ended June 30, 2022 and March 31, 2023, respectively. Common stock dividends during the six-month periods ended June 30, 2023 and 2022 were $436 million and $371 million, respectively. Cash dividends declared on preferred stock aggregated $25 million during each of the first two quarters of 2023 and the second quarter of 2022. Preferred stock dividends totaled $50 million and $47 million during the first six months of 2023 and 2022, respectively.

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

Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a stress capital buffer requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1. M&T's current stress capital buffer is 4.7%. In June 2023, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, M&T's stress capital buffer is estimated to be 4.0% effective October 1, 2023.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of June 30, 2023 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

June 30, 2023

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

Common equity Tier 1	10.59%	11.47%	287.31%
Tier 1 capital	11.91%	11.47%	287.31%
Total capital	13.71%	13.01%	287.67%
Tier 1 leverage	9.25%	8.89%	89.22%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the DIF of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T’s Form 10-K for the year ended December 31, 2022.

On July 27, 2023 the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with over $100 billion of total assets and their depository institution subsidiaries. The proposed rule would generally require banking organizations subject to Category III and IV standards, like the Company, to compute their regulatory capital consistent with Category I and II standards. Management is in the process of evaluating the impact of the proposed rule on the regulatory capital requirements of M&T and its subsidiary banks.

Segment Information

The Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 14 of Notes to Financial Statements. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. As described in the

Company’s Form 10-K for the year ended December 31, 2022, certain lending relationships within the hospitality sector were realigned from the Commercial Banking segment to the Commercial Real Estate segment and certain expenses were reallocated from the All Other segment to various reportable segments in the fourth quarter of 2022. During 2022, the Company also realigned certain acquired operations associated with People's United primarily consisting of reclassifications of certain revenues and expenses to the Commercial Banking segment from other reportable segments. The results and analysis provided herein are reflective of those changes.

The Business Banking segment recorded net income of $116 million in the second quarter of 2023, compared with $68 million and $113 million, respectively, in the periods ended June 30, 2022 and March 31, 2023. As compared with the year-earlier quarter, the increase was predominantly due to higher net interest income of $73 million reflecting a comparatively higher interest rate environment in the recent quarter, partially offset by a $7 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment. The higher net interest income reflected a 224 basis point widening of the net interest margin on deposits, partially offset by a 106 basis point narrowing of the net interest margin on loans and a decline in average outstanding deposit balances of $5.0 billion. As compared with the first quarter of 2023, the modest increase in net income in the recent quarter was attributable to a $4 million decrease in the provision for credit losses. Net income recorded by the Business Banking segment was $229 million in the first six months of 2023, compared with $107 million in the year-earlier period. Reflecting the impact of one additional quarter of People’s United-related operations, that 114% improvement resulted from a $199 million rise in net interest income, partially offset by a $23 million increase in centrally-allocated costs associated with data processing, risk management and other support services and higher personnel-related costs of $10 million. The increase in net interest income reflected a widening of the net interest margin on deposits of 232 basis points, partially offset by a narrowing of the net interest margin on loans of 116 basis points.

Net income earned by the Commercial Banking segment totaled $166 million during the quarter ended June 30, 2023, $162 million in the year-earlier quarter and $220 million in the first quarter of 2023. The increase in net income as compared with the second quarter of 2022 reflected higher credit-related and other fees of $12 million and a lower provision for credit losses of $7 million, largely offset by a $19 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment. The recent quarter’s 25% decline in net income as compared with the initial 2023 quarter was largely due to lower net interest income of $47 million, a $15 million increase in the provision for credit losses and a $10 million rise in centrally-allocated costs associated with data processing, risk management and other support services. The recent quarter’s decline in net interest income as compared with the first quarter of 2023 reflected a narrowing of the interest margin on loans and deposits of 31 and 14 basis points, respectively, and a decrease in average outstanding deposit balances of $2.5 billion, partially offset by higher average outstanding loan balances of $2.0 billion. The Commercial Banking segment contributed $386 million of net income in the first half of 2023, up from $290 million earned in the similar 2022 period. Contributing to that rise was a $179 million increase in net interest income and higher credit-related fees of $34 million, partially offset by higher centrally-allocated costs associated with data processing, risk management and other support services of $59 million and increases in personnel-related costs of $37 million, all reflecting one additional quarter of People’s United-related activity. The higher net interest income in the first half of 2023 was driven by a widening of the net interest margin on deposits of 157 basis points and higher average outstanding loan balances of $13.2 billion, partially offset by a 43 basis point narrowing of the net interest margin on loans and lower average outstanding deposit balances of $5.0 billion.

The Commercial Real Estate segment contributed net income of $39 million in the recent quarter, compared with $118 million in the second quarter of 2022 and $81 million in the initial 2023 quarter. The decline as compared with the second quarter of 2022 reflects a rise in the provision for credit losses of $68 million, a $25 million decrease in net interest income and higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment of $11 million. The lower net interest income was driven by a 38 basis point narrowing of the net interest margin on loans and decreases in average outstanding balances of deposits and loans of $2.5 billion and $1.8 billion, respectively, partially offset by a widening of the net interest margin on deposits of 142 basis points. The decline in the recent quarter’s net income as compared with the first quarter of 2023 was driven by a $43 million increase in the provision for credit losses and lower net interest income of $8 million. The increase in the provision for credit losses in the recent quarter as compared with the year-earlier quarter and 2023’s first quarter reflects higher net charge-offs. Net income earned by the Commercial Real Estate segment totaled $120 million during the six-month period ended June 30, 2023, compared with $229 million in the corresponding 2022 period. The factors contributing to that decline included: a $106 million increase in the provision for credit losses, reflecting higher net charge-offs; a $30 million rise in centrally-allocated costs associated with data processing, risk management and other support services; and a $14 million decline in net interest income reflecting the narrowing of the net interest margin on loans of 52 basis points. Those unfavorable factors were partially offset by a widening of the net interest margin on deposits of 165 basis points and higher average outstanding balances of loans of $2.4 billion.

The Discretionary Portfolio segment recorded net losses of $32 million in the recent quarter and $40 million in the initial 2023 quarter, compared with net income of $44 million in the second quarter of 2022. As compared with 2022’s second quarter, the recent quarter’s results reflected a decline in net interest income of $117 million, driven by increased interest expense from interest rate swap agreements utilized as part of the Company’s management of interest rate risk, partially offset by a $19 million decrease in intersegment fees paid to the Residential Mortgage Banking segment reflecting the Company’s return in the first quarter of 2023 to originating for sale the majority of its newly originated residential mortgage loans, and favorable trading and non-hedging derivative gains of $6 million. The reduction in net loss in the recent quarter as compared with the immediately preceding quarter was attributable to a $5 million increase in net interest income. In the first six months of 2023, the Discretionary segment recorded a net loss of $72 million, compared with net income of $79 million in the comparable 2022 period. The year-over-year decline was predominantly the result of a $226 million decrease in net interest income reflecting the Company’s management of interest rate risk through interest rate swap agreements, offset, in part, by lower intersegment fees paid to the Residential Mortgage Banking segment of $28 million and favorable trading and non-hedging derivative gains of $7 million.

The Residential Mortgage Banking segment recorded net losses of $15 million and $12 million, respectively, during the quarters ended June 30, 2023 and March 31, 2023, compared with net income of $8 million in the quarter ended June 30, 2022. As compared with the year-earlier period, the net loss in the recent quarter reflects lower net interest income of $11 million. The modest increase in net loss from the first quarter of 2023 was driven by higher personnel-related costs (including severance and overtime salary expenses) of $6 million. The Residential Mortgage Banking segment recorded a net loss of $27 million in the first six months of 2023, compared with net income of $35 million in the corresponding 2022 period. Factors attributable to the net loss included a decline in net interest income of $30 million and lower revenues associated with mortgage origination and sales activities (including intersegment revenues) of $27 million, partially offset by a $7 million decline in centrally-allocated costs associated with data processing, risk management and other support services provided to the Residential Mortgage Banking segment and $5 million of lower personnel-related costs.

Net income earned by the Retail Banking segment totaled $336 million in the second quarter of 2023, compared with $105 million in the year-earlier quarter and $317 million in the first quarter of 2023. The improvement in the recent quarter as compared with the second quarter of 2022 included higher net interest income of $351 million reflecting a 226 basis point widening of the net interest margin on deposits, partially offset by a $5.6 billion decline in average outstanding balances in deposits. Those beneficial results were partially offset by higher personnel-related costs and a rise in the provision for credit losses of $14 million each, and a $6 million decline in service charges on deposit accounts. As compared with the immediately preceding quarter, the $20 million increase in net income was driven by higher net interest income of $29 million, declines of $5 million each in the provision for credit losses and check fraud and other losses. Those favorable factors were partially offset by a $20 million increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Banking segment. The rise in net interest income was predominantly due to a 21 basis point widening in the net interest margin on deposits, partially offset by a 9 basis point narrowing of the net interest margin on loans. Net income recorded by the Retail Banking segment totaled $653 million in the first half of 2023 and $184 million in 2022. The most significant factor contributing to that 255% increase in net income was an $822 million increase in net interest income, reflecting a widening of the net interest margin on deposits of 229 basis points and higher average outstanding balances of deposits of $7.2 billion due, in part, to deposits assumed on April 1, 2022 in the People’s United transaction.

Partially offsetting that favorable factor was an increase in personnel-related costs of $77 million, a higher provision for credit losses of $33 million due to higher net charge-offs, a $29 million rise in equipment and occupancy costs, an increase in check fraud and other losses of $23 million and higher centrally-allocated costs associated with data processing, risk management and other support services of $9 million. Higher levels of expenses in the first half of 2023 reflect an additional three months of operations related to People’s United as compared with the year-earlier period.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributions from BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes income from the Company's ICS and WAS business activities. The various components of the “All Other” category resulted in net income of $256 million for the quarter ended June 30, 2023, compared with a net loss of $287 million in the second quarter of 2022 and net income of $24 million and first quarter of 2023. The $543 million favorable change from the year-earlier quarter reflected the $225 million gain on sale of the CIT business in April 2023, a decrease to the provision for credit losses of $223 million reflecting a $242 million provision for credit losses in the second quarter of 2023 on loans acquired from People’s United not deemed to be PCD, a $116 million increase in net interest income attributable to an increased net interest margin of 222 basis points on deposits related to the ICS and WAS businesses, a favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, and merger-related expenses associated with acquisition of People’s United that were incurred in the second quarter of 2022. No merger-related expenses were incurred in the recent quarter. The increase in net income in the second quarter of 2023 as compared with the immediately preceding quarter reflected the gain on sale of the CIT business, a decrease in personnel-related expenses of $74 million predominantly due to seasonal stock compensation and employee benefits expenses recorded in the first quarter of 2023 and a decline in the provision for credit losses of $17 million, partially offset by income received from BLG of $20 million in the first quarter of 2023. The “All Other” category had a net gain of $280 million for the six months ended June 30, 2023, compared with a net loss of $345 million recorded in the corresponding prior year period. The improved performance in 2023 was attributable to the following factors: a $373 million increase in net interest income attributable to a 234 basis point widening in net interest margin on deposits, the $225 million gain on the sale of the CIT business; a decrease in the provision for credit losses of $184 million reflecting a $242 million provision for credit losses in the second quarter of 2023 on loans acquired from People’s United not deemed to be PCD; lower merger-related costs associated with People’s United; and the favorable impact from the Company's allocation methodologies for internal transfers for funding charges and credits associated with earnings assets and interest-bearing liabilities of the Company's reportable segments. Increased expenses generally resulting from one additional quarter of operations from People’s United partially offset those favorable factors.

Other Matters

As widely reported a global cybersecurity incident involving MOVEit, a file transfer software owned by Progress Software Corporation, occurred in May 2023. The software is used by thousands of public and private sector entities around the world. This incident resulted in the potential exposure of customer information for any organization using MOVEit. It was determined that no information was obtained from the Company’s internal systems and these systems were not at risk from the MOVEit incident, however, certain customer information available at some of the Company's external service providers was compromised. The Company has begun notifying its affected customers of this incident. The Company does not believe this incident will have a material impact on its business, operations or consolidated financial statements.

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

Examples of Future Factors include: the impact of the Company's acquisition of People's United (as described in the next paragraph); events and developments in the financial services industry, including legislation, regulations and other governmental actions as well as business conditions affecting the industry and/or M&T and its subsidiaries, individually or collectively; economic conditions, including inflation and market volatility; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; common shares outstanding; common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; regulatory supervision and oversight, including monetary policy and capital requirements; domestic or international political developments and other geopolitical events, including international conflicts; governmental and public policy changes, including tax policy; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; containing costs and expenses; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

In addition, Future Factors related to the acquisition of People's United include, among others: the possibility that the anticipated benefits of the transaction will not be realized when expected or at all; potential adverse reactions or changes to business, customer or employee relationships; the Company's success in executing its business plans and strategies and managing the risks involved in the foregoing; the results and costs of integration efforts; the business, economic and political conditions in the markets in which M&T and its subsidiaries operate; the outcome of any legal proceedings that may be instituted against M&T or its subsidiaries; and other factors related to the acquisition that may affect future results of the Company.

These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, as noted, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the states in which M&T and its subsidiaries do business, including interest rate and currency exchange rate fluctuations, changes and trends in the securities markets, and other Future Factors.

M&T provides further detail regarding these risks and uncertainties in its Form 10-K for the year ended December 31, 2022, including in the Risk Factors section of such report, as well as in other SEC filings. Forward-looking statements speak only as of the date made, and M&T does not assume any duty and does not undertake to update forward-looking statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2023 Quarters		2022 Quarters
	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$2,529,511	2,340,447	2,085,594	1,793,340	1,475,868	931,490
Interest expense	716,496	508,721	244,835	102,822	53,425	24,082
Net interest income	1,813,015	1,831,726	1,840,759	1,690,518	1,422,443	907,408
Less: provision for credit losses	150,000	120,000	90,000	115,000	302,000	10,000
Other income	803,171	587,133	681,537	563,079	571,100	540,887
Less: other expense	1,292,559	1,359,230	1,408,288	1,279,253	1,403,154	959,741
Income before income taxes	1,173,627	939,629	1,024,008	859,344	288,389	478,554
Applicable income taxes	292,707	224,543	245,252	200,921	60,141	113,146
Taxable-equivalent adjustment	13,886	13,462	13,385	11,827	10,726	3,234
Net income	$867,034	701,624	765,371	646,596	217,522	362,174
Net income available to common shareholders-diluted	$840,524	675,511	739,126	620,554	192,236	339,590
Per common share data
Basic earnings	$5.07	4.03	4.32	3.55	1.08	2.63
Diluted earnings	5.05	4.01	4.29	3.53	1.08	2.62
Cash dividends	$1.30	1.30	1.20	1.20	1.20	1.20
Average common shares outstanding
Basic	165,842	167,732	171,187	174,609	177,367	128,945
Diluted	166,320	168,410	172,149	175,682	178,277	129,416
Performance ratios, annualized
Return on
Average assets	1.70%	1.40%	1.53%	1.28%	.42%	.97%
Average common shareholders’ equity	14.27%	11.74%	12.59%	10.43%	3.21%	8.55%
Net interest margin on average earning assets (taxable-equivalent basis)	3.91%	4.04%	4.06%	3.68%	3.01%	2.65%
Nonaccrual loans to total loans and leases, net of unearned discount	1.83%	1.92%	1.85%	1.89%	2.05%	2.32%
Net operating (tangible) results (a)
Net operating income (in thousands)	$878,661	714,935	812,359	700,030	577,622	375,999
Diluted net operating income per common share	$5.12	4.09	4.57	3.83	3.10	2.73
Annualized return on
Average tangible assets	1.80%	1.49%	1.70%	1.44%	1.16%	1.04%
Average tangible common shareholders’ equity	22.73%	19.00%	21.29%	17.89%	14.41%	12.44%
Efficiency ratio (b)	48.9%	55.5%	53.3%	53.6%	58.3%	64.9%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$204,376	202,599	198,592	201,131	208,865	151,648
Total tangible assets (c)	195,764	193,957	189,934	192,450	200,170	147,053
Earning assets	185,936	184,069	179,914	182,382	189,755	138,624
Investment securities	28,623	27,622	25,297	23,945	22,384	7,724
Loans and leases, net of unearned discount	133,545	132,012	129,406	127,525	127,599	92,159
Deposits	159,399	161,537	163,468	167,271	174,683	128,055
Common shareholders’ equity (c)	23,674	23,366	23,335	23,654	24,079	16,144
Tangible common shareholders’ equity (c)	15,062	14,724	14,677	14,973	15,384	11,549
At end of quarter
Total assets (c)	$207,672	202,956	200,730	197,955	204,033	149,864
Total tangible assets (c)	199,074	194,321	192,082	189,281	195,344	145,269
Earning assets	188,504	183,853	181,855	178,351	185,109	137,237
Investment securities	27,916	28,443	25,211	24,604	22,802	9,357
Loans and leases, net of unearned discount	133,344	132,938	131,564	128,226	128,486	91,808
Deposits	162,058	159,075	163,515	163,845	170,358	126,319
Common shareholders’ equity (c)	23,790	23,366	23,307	23,245	23,784	16,126
Tangible common shareholders’ equity (c)	15,192	14,731	14,659	14,571	15,095	11,531
Equity per common share	143.41	140.88	137.68	134.45	135.16	124.93
Tangible equity per common share	91.58	88.81	86.59	84.28	85.78	89.33

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2023 Quarters		2022 Quarters
	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$867,034	701,624	765,371	646,596	217,522	362,174
Amortization of core deposit and other intangible assets (a)	11,627	13,311	13,559	14,141	14,138	933
Merger-related expenses (a)	—	—	33,429	39,293	345,962	12,892
Net operating income	$878,661	714,935	812,359	700,030	577,622	375,999
Earnings per common share
Diluted earnings per common share	$5.05	4.01	4.29	3.53	1.08	2.62
Amortization of core deposit and other intangible assets (a)	0.07	.08	.08	.08	.08	.01
Merger-related expenses (a)	—	—	.20	.22	1.94	.10
Diluted net operating earnings per common share	$5.12	4.09	4.57	3.83	3.10	2.73
Other expense
Other expense	$1,292,559	1,359,230	1,408,288	1,279,253	1,403,154	959,741
Amortization of core deposit and other intangible assets	(14,945)	(17,208)	(17,600)	(18,384)	(18,384)	(1,256)
Merger-related expenses	—	—	(45,113)	(53,027)	(222,809)	(17,372)
Noninterest operating expense	$1,277,614	1,342,022	1,345,575	1,207,842	1,161,961	941,113
Merger-related expenses
Salaries and employee benefits	$—	—	3,670	13,094	85,299	87
Equipment and net occupancy	—	—	2,294	2,106	502	1,807
Outside data processing and software	—	—	2,193	2,277	716	252
Advertising and marketing	—	—	5,258	2,177	1,199	628
Printing, postage and supplies	—	—	2,953	651	2,460	722
Other costs of operations	—	—	28,745	32,722	132,633	13,876
Other expense	—	—	45,113	53,027	222,809	17,372
Provision for credit losses	—	—	—	—	242,000	—
Total	$—	$—	45,113	53,027	464,809	17,372
Efficiency ratio
Noninterest operating expense (numerator)	$1,277,614	1,342,022	1,345,575	1,207,842	1,161,961	941,113
Taxable-equivalent net interest income	$1,813,015	1,831,726	1,840,759	1,690,518	1,422,443	907,408
Other income	803,171	587,133	681,537	563,079	571,100	540,887
Less: Gain (loss) on bank investment securities	1,004	(416)	(3,773)	(1,108)	(62)	(743)
Denominator	$2,615,182	2,419,275	2,526,069	2,254,705	1,993,605	1,449,038
Efficiency ratio	48.9%	55.5%	53.3%	53.6%	58.3%	64.9%
Balance sheet data (in millions)
Average assets
Average assets	$204,376	202,599	198,592	201,131	208,865	151,648
Goodwill	(8,473)	(8,490)	(8,494)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(185)	(201)	(218)	(236)	(254)	(3)
Deferred taxes	46	49	54	56	60	1
Average tangible assets	$195,764	193,957	189,934	192,450	200,170	147,053
Average common equity
Average total equity	$25,685	25,377	25,346	25,665	26,090	17,894
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(1,750)
Average common equity	23,674	23,366	23,335	23,654	24,079	16,144
Goodwill	(8,473)	(8,490)	(8,494)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(185)	(201)	(218)	(236)	(254)	(3)
Deferred taxes	46	49	54	56	60	1
Average tangible common equity	$15,062	14,724	14,677	14,973	15,384	11,549
At end of quarter
Total assets
Total assets	$207,672	202,956	200,730	197,955	204,033	149,864
Goodwill	(8,465)	(8,490)	(8,490)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(177)	(192)	(209)	(227)	(245)	(3)
Deferred taxes	44	47	51	54	57	1
Total tangible assets	$199,074	194,321	192,082	189,281	195,344	145,269
Total common equity
Total equity	$25,801	25,377	25,318	25,256	25,795	17,876
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(1,750)
Common equity	23,790	23,366	23,307	23,245	23,784	16,126
Goodwill	(8,465)	(8,490)	(8,490)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(177)	(192)	(209)	(227)	(245)	(3)
Deferred taxes	44	47	51	54	57	1
Total tangible common equity	$15,192	14,731	14,659	14,571	15,095	11,531

(a)
After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2023 Second Quarter			2023 First Quarter			2022 Fourth Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$44,531	$754,312	6.79%	$42,428	$676,194	6.46%	$40,038	$581,161	5.76%
Real estate – commercial	44,944	710,284	6.25	45,327	659,099	5.82	45,690	591,290	5.06
Real estate – consumer	23,781	243,896	4.10	23,770	235,141	3.96	23,334	228,391	3.92
Consumer	20,289	297,217	5.88	20,487	286,596	5.67	20,344	270,590	5.28
Total loans and leases, net	133,545	2,005,709	6.02	132,012	1,857,030	5.70	129,406	1,671,432	5.12
Interest-bearing deposits at banks	23,617	302,429	5.14	24,312	278,417	4.64	25,089	237,021	3.75
Federal funds sold and agreements to resell securities	—	6	5.53	—	2	4.89	—	4	4.32
Trading account	151	994	2.66	123	712	2.32	122	652	2.13
Investment securities (b)
U.S. Treasury and federal agencies	24,630	179,452	2.92	23,795	166,978	2.85	21,590	140,315	2.58
Obligations of states and political subdivisions	2,555	23,600	3.71	2,570	23,751	3.75	2,607	24,228	3.67
Other	1,438	17,321	4.83	1,257	13,557	4.38	1,100	11,942	4.31
Total investment securities	28,623	220,373	3.09	27,622	204,286	3.00	25,297	176,485	2.77
Total earning assets	185,936	2,529,511	5.46	184,069	2,340,447	5.16	179,914	2,085,594	4.60
Allowance for credit losses	(1,985)			(1,938)			(1,888)
Cash and due from banks	1,747			1,952			1,989
Other assets	18,678			18,516			18,577
Total assets	$204,376			$202,599			$198,592
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$87,210	$368,362	1.69	$88,053	$277,068	1.28	$87,068	$167,421	.76
Time deposits	16,009	150,337	3.77	11,630	89,197	3.11	6,182	20,119	1.29
Total interest-bearing deposits	103,219	518,699	2.02	99,683	366,265	1.49	93,250	187,540	.80
Short-term borrowings	7,539	95,996	5.11	4,994	57,776	4.69	1,632	13,336	3.24
Long-term borrowings	7,516	101,801	5.43	6,511	84,680	5.27	3,753	43,959	4.65
Total interest-bearing liabilities	118,274	716,496	2.43	111,188	508,721	1.86	98,635	244,835	.98
Noninterest-bearing deposits	56,180			61,854			70,218
Other liabilities	4,237			4,180			4,393
Total liabilities	178,691			177,222			173,246
Shareholders’ equity	25,685			25,377			25,346
Total liabilities and shareholders’ equity	$204,376			$202,599			$198,592
Net interest spread			3.03			3.30			3.62
Contribution of interest-free funds			.88			.74			.44
Net interest income/margin on earning assets		$1,813,015	3.91%		$1,831,726	4.04%		$1,840,759	4.06%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale securities at amortized cost.

(continued)

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3 (continued)

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2022 Third Quarter			2022 Second Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$38,321	$470,738	4.87%	$37,818	$373,543	3.96%
Real estate – commercial	46,282	531,225	4.49	47,227	461,594	3.87
Real estate – consumer	22,962	220,464	3.84	22,761	207,080	3.64
Consumer	19,960	239,471	4.76	19,793	210,290	4.26
Total loans and leases, net	127,525	1,461,898	4.55	127,599	1,252,507	3.94
Interest-bearing deposits at banks	30,752	172,956	2.23	39,386	80,773	.82
Federal funds sold and agreements to resell securities	29	41	.55	250	253	.41
Trading account	131	583	1.78	136	199	.59
Investment securities (b)
U.S. Treasury and federal agencies	20,227	124,084	2.43	18,644	109,755	2.36
Obligations of states and political subdivisions	2,688	23,626	3.49	2,768	23,344	3.38
Other	1,030	10,152	3.91	972	9,037	3.73
Total investment securities	23,945	157,862	2.62	22,384	142,136	2.55
Total earning assets	182,382	1,793,340	3.90	189,755	1,475,868	3.12
Allowance for credit losses	(1,822)			(1,814)
Cash and due from banks	1,962			1,690
Other assets	18,609			19,234
Total assets	$201,131			$208,865
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$89,360	$68,690	.31	$95,149	$27,907	.12
Time deposits	5,050	1,124	.09	5,480	1,227	.09
Total interest-bearing deposits	94,410	69,814	.29	100,629	29,134	.12
Short-term borrowings	913	2,670	1.16	1,126	3,419	1.22
Long-term borrowings	3,281	30,338	3.67	3,282	20,872	2.55
Total interest-bearing liabilities	98,604	102,822	.41	105,037	53,425	.20
Noninterest-bearing deposits	72,861			74,054
Other liabilities	4,001			3,684
Total liabilities	175,466			182,775
Shareholders’ equity	25,665			26,090
Total liabilities and shareholders’ equity	$201,131			$208,865
Net interest spread			3.49			2.92
Contribution of interest-free funds			.19			.09
Net interest income/margin on earning assets		$1,690,518	3.68%		$1,422,443	3.01%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2023.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of June 30, 2023. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

April 1 - April 30, 2023	466	$118.50	—	$1,200,060,000
May 1 - May 31, 2023	131	119.20	—	1,200,060,000
June 1 - June 30, 2023	659	120.08	—	1,200,060,000
Total	1,256	$119.40	—

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

Item 3. Defaults Upon Senior Securities.

(None.)

Item 4. Mine Safety Disclosures.

(Not applicable.)

Item 5. Other Information.

(a) – (b) Not applicable.

(c) Certain of our officers or directors have made elections to participate in, and are participating in, our tax-qualified 401(k) plan and nonqualified deferred compensation plans, or have made, and may from time to time make, elections to reinvest dividends in M&T Bank Corporation common stock, or have shares withheld to cover withholding taxes upon the vesting of equity awards or to pay the exercise price of options, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 8, 2023	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer