Form 10-Q
period 2023-09-30
M&T BANK CORP
filed 2023-11-06
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on November 1, 2023: 165,960,333 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

GLOSSARY OF TERMS

The following listing includes acronyms and terms used throughout the document.

Term	Definition
2022 Annual Report	Form 10-K for the year ended December 31, 2022
Bayview Financial	Bayview Financial Holdings, L.P. together with its affiliates
BLG	Bayview Lending Group LLC
CET1	Common Equity Tier 1
CIT	Collective Investment Trust
The Company	M&T Bank Corporation and its consolidated subsidiaries
DIF	Deposit Insurance Fund
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
Future Factors	Certain risks, uncertainties, and assumptions
GAAP	Accounting principles generally accepted in the United States of America
ICS	Institutional Client Services
IDI	Insured depository institution
Junior subordinated debentures	Fixed and variable rate junior subordinated deferrable interest debentures
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&T	M&T Bank Corporation
M&T Bank	Manufacturers and Traders Trust Company
MTIA	M&T Insurance Agency, Inc.
PCD	Purchased credit deteriorated
People’s United	People’s United Financial, Inc.
PPP	Paycheck Protection Program
Protocol	IBOR Fallback Protocol
SEC	Securities and Exchange Commission
Series H Preferred Stock	Series H Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock of M&T
SOFR	Secured Overnight Financing Rate
Supplement	IBOR Fallbacks Supplement
VRDB	Variable rate demand bonds
WAS	Wealth Advisory Services

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share)	2023	2022
Assets
Cash and due from banks	$1,768,864	$1,517,244
Interest-bearing deposits at banks	30,114,286	24,958,719
Federal funds sold	—	3,000
Trading account	136,998	117,847
Investment securities
Available for sale (cost: $11,038,966 at September 30, 2023; $11,193,152 at December 31, 2022)	10,592,409	10,748,961
Held to maturity (fair value: $13,764,943 at September 30, 2023; $12,375,420 at December 31, 2022)	15,571,120	13,529,969
Equity and other securities (cost: $1,174,046 at September 30, 2023; $933,766 at December 31, 2022)	1,172,574	931,941
Total investment securities	27,336,103	25,210,871
Loans and leases	133,133,497	132,074,156
Unearned discount	(778,812)	(509,993)
Loans and leases, net of unearned discount	132,354,685	131,564,163
Allowance for credit losses	(2,052,127)	(1,925,331)
Loans and leases, net	130,302,558	129,638,832
Premises and equipment	1,681,051	1,653,628
Goodwill	8,465,089	8,490,089
Core deposit and other intangible assets	162,275	209,374
Accrued interest and other assets	9,157,092	8,930,237
Total assets	$209,124,316	$200,729,841
Liabilities
Noninterest-bearing deposits	$53,786,987	$65,501,860
Savings and interest-checking deposits	90,297,219	87,911,463
Time deposits	20,043,601	10,101,545
Total deposits	164,127,807	163,514,868
Short-term borrowings	6,730,663	3,554,951
Accrued interest and other liabilities	4,945,918	4,377,495
Long-term borrowings	7,123,426	3,964,537
Total liabilities	182,927,814	175,411,851
Shareholders' equity
Preferred stock, $1.00 par, 20,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at September 30, 2023 and December 31, 2022; Liquidation preference of $10,000 per share: 140,000 shares at September 30, 2023 and December 31, 2022; Liquidation preference of $25 per share: 10,000,000 shares at September 30, 2023 and December 31, 2022	2,010,600	2,010,600
Common stock, $.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at September 30, 2023 and December 31, 2022	89,718	89,718
Common stock issuable, 12,140 shares at September 30, 2023; 14,031 shares at December 31, 2022	979	1,112
Additional paid-in capital	10,012,438	10,002,891
Retained earnings	17,284,350	15,753,978
Accumulated other comprehensive income (loss), net	(941,878)	(790,030)
Treasury stock — common, at cost — 13,478,535 shares at September 30, 2023; 10,165,419 shares at December 31, 2022	(2,259,705)	(1,750,279)
Total shareholders’ equity	26,196,502	25,317,990
Total liabilities and shareholders’ equity	$209,124,316	$200,729,841

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share)	2023	2022	2023	2022
Interest income
Loans and leases, including fees	$2,061,570	$1,455,612	$5,909,035	$3,572,954
Investment securities
Fully taxable	199,187	135,766	578,656	294,290
Exempt from federal taxes	16,425	16,555	49,541	34,388
Deposits at banks	362,840	172,956	943,686	272,009
Other	1,377	624	3,091	1,270
Total interest income	2,641,399	1,781,513	7,484,009	4,174,911
Interest expense
Savings and interest-checking deposits	494,219	68,690	1,139,649	103,344
Time deposits	201,541	1,124	441,075	3,748
Short-term borrowings	69,481	2,670	223,253	6,090
Long-term borrowings	100,770	30,338	287,251	67,147
Total interest expense	866,011	102,822	2,091,228	180,329
Net interest income	1,775,388	1,678,691	5,392,781	3,994,582
Provision for credit losses	150,000	115,000	420,000	427,000
Net interest income after provision for credit losses	1,625,388	1,563,691	4,972,781	3,567,582
Other income
Mortgage banking revenues	104,478	83,041	296,575	275,115
Service charges on deposit accounts	121,360	115,213	353,603	340,890
Trust income	155,092	186,577	521,357	545,874
Brokerage services income	26,988	21,086	76,155	65,414
Trading account and other non-hedging derivative gains	9,379	5,081	37,808	12,743
Gain (loss) on bank investment securities	(235)	(1,108)	353	(1,913)
Other revenues from operations	142,519	153,189	664,034	436,943
Total other income	559,581	563,079	1,949,885	1,675,066
Other expense
Salaries and employee benefits	726,940	736,354	2,272,547	2,090,075
Equipment and net occupancy	130,842	127,117	386,435	337,584
Outside data processing and software	110,691	95,068	322,909	268,607
FDIC assessments	29,364	28,105	87,054	66,266
Advertising and marketing	22,898	21,398	82,314	58,057
Printing, postage and supplies	13,964	14,768	42,346	40,488
Amortization of core deposit and other intangible assets	14,946	18,384	47,099	38,024
Other costs of operations	227,893	238,059	688,623	743,047
Total other expense	1,277,538	1,279,253	3,929,327	3,642,148
Income before taxes	907,431	847,517	2,993,339	1,600,500
Income taxes	217,490	200,921	734,740	374,208
Net income	$689,941	$646,596	$2,258,599	$1,226,292
Net income available to common shareholders
Basic	$663,763	$620,549	$2,179,802	$1,152,400
Diluted	663,766	620,554	2,179,812	1,152,406
Net income per common share
Basic	$4.00	$3.55	$13.09	$7.18
Diluted	3.98	3.53	13.05	7.14
Average common shares outstanding
Basic	165,909	174,609	166,488	160,474
Diluted	166,570	175,682	167,093	161,295

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022

Net income	$689,941	$646,596	$2,258,599	$1,226,292
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized losses on investment securities	(3,108)	(218,852)	(1,778)	(425,770)
Cash flow hedges adjustments	(70,255)	(172,285)	(145,612)	(344,534)
Foreign currency translation adjustments	(2,457)	(5,359)	53	(11,271)
Defined benefit plans liability adjustments	(1,258)	2,993	(4,511)	9,160
Total other comprehensive income (loss)	(77,078)	(393,503)	(151,848)	(772,415)
Total comprehensive income	$612,863	$253,093	$2,106,751	$453,877

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$2,258,599	$1,226,292
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	420,000	427,000
Depreciation and amortization of premises and equipment	226,786	219,737
Amortization of capitalized servicing rights	93,799	75,165
Amortization of core deposit and other intangible assets	47,099	38,024
Provision for deferred income taxes	(39,922)	(89,413)
Asset write-downs	3,318	7,358
Net gain on sales of assets	(244,413)	(14,583)
Net change in accrued interest receivable, payable	232,610	(58,629)
Net change in other accrued income and expense	207,845	(71,004)
Net change in loans originated for sale	(257,145)	560,861
Net change in trading account and other non-hedging derivative assets and liabilities	156,145	1,299,313
Net cash provided by operating activities	3,104,721	3,620,121
Cash flows from investing activities
Proceeds from sales of investment securities
Equity and other securities	809,058	42,999
Proceeds from maturities of investment securities
Available for sale	512,669	641,573
Held to maturity	923,707	1,053,989
Purchases of investment securities
Available for sale	(343,946)	(7,219,785)
Held to maturity	(2,947,627)	(796,312)
Equity and other securities	(1,049,338)	(155,290)
Net increase in loans and leases	(850,349)	(58,942)
Net (increase) decrease in interest-bearing deposits at banks	(5,155,567)	25,674,122
Capital expenditures, net	(168,213)	(126,810)
Net decrease in loan servicing advances	305,622	1,324,912
Acquisition, net of cash consideration
Bank and bank holding company	—	393,923
Other, net	(592,921)	(516,504)
Net cash provided (used) by investing activities	(8,556,905)	20,257,875
Cash flows from financing activities
Net increase (decrease) in deposits	607,737	(20,663,949)
Net increase (decrease) in short-term borrowings	3,175,712	(24,111)
Proceeds from long-term borrowings	4,032,374	499,250
Payments on long-term borrowings	(780,715)	(907,191)
Purchases of treasury stock	(594,000)	(1,200,000)
Dividends paid — common	(652,338)	(578,968)
Dividends paid — preferred	(83,435)	(80,600)
Other, net	(4,531)	(4,194)
Net cash provided (used) by financing activities	5,700,804	(22,959,763)
Net increase in cash, cash equivalents and restricted cash	248,620	918,233
Cash, cash equivalents and restricted cash at beginning of period	1,520,244	1,337,577
Cash, cash equivalents and restricted cash at end of period	$1,768,864	$2,255,810
Supplemental disclosure of cash flow information
Interest received during the period	$7,428,629	$4,145,231
Interest paid during the period	1,779,089	214,552
Income taxes paid during the period	430,802	362,866
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$16,818	$21,017
Additions to right-of-use assets under operating leases	88,263	99,705
Acquisition of bank and bank holding company
Common stock issued	—	8,286,515
Common stock awards converted	—	104,810
Fair value of
Assets acquired (noncash)	—	63,757,316
Liabilities assumed	—	55,499,314
Preferred stock converted	—	260,600

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
Dollars in thousands, except per share	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended September 30, 2023
Balance — July 1, 2023	$2,010,600	$89,718	$972	$10,000,335	$16,836,810	$(864,800)	$(2,272,702)	$25,800,933
Total comprehensive income	—	—	—	—	689,941	(77,078)	—	612,863
Preferred stock cash dividends (a)	—	—	—	—	(24,941)	—	—	(24,941)
Purchases of treasury stock (b)	—	—	—	—	—	—	—	—
Stock-based compensation transactions, net (b)	—	—	7	12,103	(469)	—	12,997	24,638
Common stock cash dividends — $1.30 per share	—	—	—	—	(216,991)	—	—	(216,991)
Balance — September 30, 2023	$2,010,600	$89,718	$979	$10,012,438	$17,284,350	$(941,878)	$(2,259,705)	$26,196,502

Nine Months Ended September 30, 2023
Balance — January 1, 2023	$2,010,600	$89,718	$1,112	$10,002,891	$15,753,978	$(790,030)	$(1,750,279)	$25,317,990
Total comprehensive income	—	—	—	—	2,258,599	(151,848)	—	2,106,751
Preferred stock cash dividends (a)	—	—	—	—	(74,822)	—	—	(74,822)
Purchases of treasury stock (b)	—	—	—	—	—	—	(599,940)	(599,940)
Stock-based compensation transactions, net (b)	—	—	(133)	9,547	(1,415)	—	90,514	98,513
Common stock cash dividends — $3.90 per share	—	—	—	—	(651,990)	—	—	(651,990)
Balance — September 30, 2023	$2,010,600	$89,718	$979	$10,012,438	$17,284,350	$(941,878)	$(2,259,705)	$26,196,502

Three Months Ended September 30, 2022
Balance — July 1, 2022	$2,010,600	$89,718	$1,090	$9,986,881	$14,808,637	$(506,490)	$(595,905)	$25,794,531
Total comprehensive income	—	—	—	—	646,596	(393,503)	—	253,093
Preferred stock cash dividends (a)	—	—	—	—	(24,941)	—	—	(24,941)
Purchases of treasury stock	—	—	—	—	—	—	(600,000)	(600,000)
Stock-based compensation transactions, net	—	—	8	7,514	(327)	—	36,752	43,947
Common stock cash dividends — $1.20 per share	—	—	—	—	(210,137)	—	—	(210,137)
Balance — September 30, 2022	$2,010,600	$89,718	$1,098	$9,994,395	$15,219,828	$(899,993)	$(1,159,153)	$25,256,493

Nine Months Ended September 30, 2022
Balance — January 1, 2022	$1,750,000	$79,871	$1,212	$6,635,000	$14,646,448	$(127,578)	$(5,081,548)	$17,903,405
Total comprehensive income	—	—	—	—	1,226,292	(772,415)	—	453,877
Acquisition of People's United Financial, Inc.:
Common stock issued	—	9,824	—	3,256,821	—	—	5,019,870	8,286,515
Common stock awards converted	—	—	—	104,810	—	—	—	104,810
Conversion of Series H preferred stock	260,600	—	—	—	—	—	—	260,600
Preferred stock cash dividends (a)	—	—	—	—	(71,647)	—	—	(71,647)
Purchases of treasury stock	—	—	—	—	—	—	(1,200,000)	(1,200,000)
Stock-based compensation transactions, net	—	23	(114)	(2,236)	(970)	—	102,525	99,228
Common stock cash dividends — $3.60 per share	—	—	—	—	(580,295)	—	—	(580,295)
Balance — September 30, 2022	$2,010,600	$89,718	$1,098	$9,994,395	$15,219,828	$(899,993)	$(1,159,153)	$25,256,493

(a)
For the three-month and nine-month periods ended September 30, 2023, dividends per preferred share were: Preferred Series E - $16.125 and $48.375, respectively; Preferred Series F - $128.125 and $384.375, respectively; Preferred Series G - $125.00 and $375.00, respectively; Preferred Series H - $0.3516 and $1.0547, respectively; and Preferred Series I - $87.50 and $262.50, respectively. Dividends per preferred share for the three-month and nine-month periods ended September 30, 2022 were: Preferred Series E - $16.125 and $48.375, respectively; Preferred Series F - $128.125 and $384.375, respectively; Preferred Series G - $125.00 and $375.00, respectively; Preferred Series H - $0.3516 and $0.7031, respectively; and Preferred Series I - $87.50. and $269.31, respectively.
(b)
Effective January 1, 2023 amounts are inclusive of 1% U.S. government excise taxes receivable or payable.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated interim financial statements of the Company were compiled in accordance with GAAP using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2022 Annual Report, except as disclosed in note 16 of Notes to Financial Statements herein. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

2. Acquisition and divestiture

Acquisition

On April 1, 2022, M&T completed the acquisition of People's United. Through subsidiaries, People's United provided commercial banking, retail banking and wealth management services to individual, corporate and municipal customers through a network of branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. Following the merger, People's United Bank, National Association, a national banking association and a wholly owned subsidiary of People's United, merged with and into M&T Bank, the principal banking subsidiary of M&T, with M&T Bank as the surviving entity. The results of operations acquired from People's United have been included in the Company's financial results since April 1, 2022.

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

GAAP requires loans and leases obtained through an acquisition that have experienced a more-than-insignificant deterioration in credit quality since origination be considered PCD. The Company considered several factors in the determination of PCD loans, including loan grades assigned to acquired commercial loans and leases and commercial real estate loans utilizing the Company's loan grading system and delinquency status and history for acquired loans backed by residential real estate. For PCD loans and leases, the initial estimate of expected credit losses of $99 million was established through an adjustment to increase both the initial carrying value and allowance for credit losses. GAAP also provides that an allowance for credit losses on loans acquired, but not classified as PCD, also be recognized above and beyond the impact of forecasted losses used in determining fair value. Accordingly, the Company recorded $242 million of provision for credit losses for non-PCD acquired loans and leases at the acquisition date. The following table reconciles the unpaid principal balance to the fair value of loans and leases at April 1, 2022:

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

Pro forma
Nine months ended September 30, 2022
(In thousands)
Total revenues (a)	$6,134,400
Net income	1,399,913

(a)
Represents the total of net interest income and other income.

In connection with the People’s United acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services, temporary help fees and other costs associated with actual or planned systems conversions and/or integration of operations and the introduction of the Company to its new customers; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former People’s United employees); travel costs; and other costs of completing the transaction and commencing operations in new markets and offices. The Company did not incur any People's United merger-related expenses during the three and nine months ended September 30, 2023. Merger-related expenses incurred in the three and nine months ended September 30, 2022 totaled approximately $53 million and $293 million, respectively, and consisted predominantly of professional services, including legal expenses and technology-related activities to prepare for planned integration efforts, and severance for former People's United employees. The Company also recognized a $242 million provision for credit losses on acquired loans that were not deemed to be PCD on April 1, 2022.

Divestiture

On December 19, 2022 the Company announced that it had entered into a definitive agreement to sell its CIT business to a private equity firm. The transaction was completed on April 29, 2023 and resulted in a pre-tax gain of $225 million that has been included in other revenues from operations in the Consolidated Statement of Income for the nine-month period ended September 30, 2023. Prior to the sale, the CIT business contributed $60 million and $121 million to trust income in the nine months ended September 30, 2023 and 2022, respectively. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in those periods.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,935,658	$—	$200,551	$7,735,107
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	544,263	—	18,794	525,469
Residential	2,382,810	8	214,531	2,168,287
Other debt securities	176,235	146	12,835	163,546
	11,038,966	154	446,711	10,592,409
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,001,991	—	48,706	953,285
Obligations of states and political subdivisions	2,511,784	—	219,149	2,292,635
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,031,532	—	233,055	1,798,477
Residential	9,979,882	—	1,306,934	8,672,948
Privately issued	44,319	9,041	7,374	45,986
Other debt securities	1,612	—	—	1,612
	15,571,120	9,041	1,815,218	13,764,943
Total debt securities	$26,610,086	$9,195	$2,261,929	$24,357,352
Equity and other securities:
Readily marketable equity — at fair value	$260,688	$2,425	$3,897	$259,216
Other — at cost	913,358	—	—	913,358
Total equity and other securities	$1,174,046	$2,425	$3,897	$1,172,574

December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,913,932	$200	$243,172	$7,670,960
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	594,779	—	20,480	574,299
Residential	2,501,334	65	171,281	2,330,118
Other debt securities	183,107	250	9,773	173,584
	11,193,152	515	444,706	10,748,961
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,054,035	—	45,747	1,008,288
Obligations of states and political subdivisions	2,577,078	4	116,512	2,460,570
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	912,431	—	103,528	808,903
Residential	8,934,918	1,451	891,063	8,045,306
Privately issued	49,742	8,833	7,987	50,588
Other debt securities	1,765	—	—	1,765
	13,529,969	10,288	1,164,837	12,375,420
Total debt securities	$24,723,121	$10,803	$1,609,543	$23,124,381
Equity and other securities:
Readily marketable equity — at fair value	$153,283	$2,120	$3,945	$151,458
Other — at cost	780,483	—	—	780,483
Total equity and other securities	$933,766	$2,120	$3,945	$931,941

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month and nine-month periods ended September 30, 2023 and 2022. Unrealized losses on equity securities are included in gain (loss) on bank investment securities in the Consolidated Statement of Income.

At September 30, 2023, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$4,619,339	$4,544,581
Due after one year through five years	3,437,580	3,306,540
Due after five years through ten years	24,974	22,400
Due after ten years	30,000	25,132
	8,111,893	7,898,653
Mortgage-backed securities available for sale	2,927,073	2,693,756
	$11,038,966	$10,592,409
Debt securities held to maturity:
Due in one year or less	$14,164	$13,967
Due after one year through five years	1,151,126	1,097,310
Due after five years through ten years	1,306,208	1,223,790
Due after ten years	1,043,889	912,465
	3,515,387	3,247,532
Mortgage-backed securities held to maturity	12,055,733	10,517,411
	$15,571,120	$13,764,943

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of September 30, 2023 and December 31, 2022 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$226,045	$3,741	$7,509,062	$196,810
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	81,949	5,146	443,520	13,648
Residential	240,610	13,246	1,926,504	201,285
Other debt securities	6,553	202	152,192	12,633
	555,157	22,335	10,031,278	424,376
Investment securities held to maturity:
U.S. Treasury and federal agencies	48,825	1,193	904,460	47,513
Obligations of states and political subdivisions	235,273	15,423	2,055,317	203,726
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,015,480	97,998	782,997	135,057
Residential	2,570,788	146,021	6,102,160	1,160,913
Privately issued	1,927	82	32,081	7,292
	3,872,293	260,717	9,877,015	1,554,501
Total	$4,427,450	$283,052	$19,908,293	$1,978,877

December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,706,413	$183,760	$841,945	$59,412
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	574,299	20,480	—	—
Residential	2,295,873	169,489	28,305	1,792
Other debt securities	93,458	3,604	73,280	6,169
	9,670,043	377,333	943,530	67,373
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,008,288	45,747	—	—
Obligations of states and political subdivisions	2,449,420	116,512	—	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	808,903	103,528	—	—
Residential	6,292,462	619,403	1,319,300	271,660
Privately issued	—	—	35,661	7,987
	10,559,073	885,190	1,354,961	279,647
Total	$20,229,116	$1,262,523	$2,298,491	$347,020

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

The Company owned 4,279 individual debt securities with aggregate gross unrealized losses of $2.3 billion at September 30, 2023. Based on a review of each of the securities in the investment securities portfolio at September 30, 2023, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2023, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At September 30, 2023, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $913 million of cost method equity securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at September 30, 2023 or December 31, 2022.

At September 30, 2023 and December 31, 2022 investment securities with carrying values of $8.2 billion (including $696 million related to repurchase transactions) and $7.9 billion (including $567 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits.
4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of September 30, 2023 and December 31, 2022 follows:

	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
	(In thousands)
September 30, 2023
Commercial, financial, leasing, etc.	$44,298,562	$252,987	$21,064	$485,420	$45,058,033
Real estate:
Commercial	34,018,257	424,005	65,426	1,236,087	35,743,775
Residential builder and developer	1,090,355	6,786	—	3,353	1,100,494
Other commercial construction	6,371,793	221,532	—	136,004	6,729,329
Residential	21,342,546	645,696	261,290	240,753	22,490,285
Residential — limited documentation	865,988	29,747	—	62,250	957,985
Consumer:
Home equity lines and loans	4,578,381	36,014	—	78,316	4,692,711
Recreational finance	9,448,458	67,149	—	30,524	9,546,131
Automobile	3,855,578	46,257	—	15,959	3,917,794
Other	2,040,303	18,324	6,249	53,272	2,118,148
Total	$127,910,221	$1,748,497	$354,029	$2,341,938	$132,354,685

December 31, 2022
Commercial, financial, leasing, etc.	$40,982,398	$448,462	$72,502	$347,204	$41,850,566
Real estate:
Commercial	34,972,627	311,188	67,696	1,396,662	36,748,173
Residential builder and developer	1,304,798	8,703	—	1,229	1,314,730
Other commercial construction	6,936,661	239,521	549	124,937	7,301,668
Residential	21,491,506	595,897	345,402	272,090	22,704,895
Residential — limited documentation	950,782	22,456	—	77,814	1,051,052
Consumer:
Home equity lines and loans	4,891,311	30,787	—	84,788	5,006,886
Recreational finance	8,974,171	54,593	—	44,630	9,073,394
Automobile	4,393,206	44,486	—	39,584	4,477,276
Other	1,958,196	22,961	4,869	49,497	2,035,523
Total	$126,855,656	$1,779,054	$491,018	$2,438,435	$131,564,163

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

One-to-four family residential mortgage loans held for sale were $205 million and $32 million at September 30, 2023 and December 31, 2022, respectively. Commercial real estate loans held for sale were $226 million at September 30, 2023 and $131 million at December 31, 2022.

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

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. Factors considered in assigning loan grades include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information. The Company’s policy is that at least annually, updated financial information be obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s credit personnel review all criticized commercial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The following table summarizes the loan grades applied at September 30, 2023 to the various classes of the Company’s commercial loans and commercial real estate loans and gross charge-offs for those types of loans for the three-month and nine-month periods ended September 30, 2023 by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Commercial, financial, leasing, etc.:
Loan grades:
Pass	$5,789,909	7,017,863	4,114,909	1,510,693	1,238,701	1,995,635	20,869,512	56,263	$42,593,485
Criticized accrual	109,004	264,016	180,450	113,930	99,434	307,309	878,730	26,255	1,979,128
Criticized nonaccrual	12,337	57,857	42,081	33,338	21,447	68,028	240,285	10,047	485,420
Total commercial, financial, leasing, etc.	$5,911,250	7,339,736	4,337,440	1,657,961	1,359,582	2,370,972	21,988,527	92,565	$45,058,033
Gross charge-offs three months ended September 30, 2023	$2,124	7,929	2,998	1,766	2,539	3,300	6,188	—	$26,844
Gross charge-offs nine months ended September 30, 2023	$2,959	18,887	11,108	8,518	7,056	11,615	6,961	—	$67,104
Real estate:
Commercial:
Loan grades:
Pass	$2,553,454	3,578,095	2,989,307	2,978,906	4,446,005	12,208,078	710,648	—	$29,464,493
Criticized accrual	725	630,132	478,637	494,243	905,654	2,510,960	22,844	—	5,043,195
Criticized nonaccrual	245	54,904	14,255	159,956	151,052	831,527	24,148	—	1,236,087
Total commercial real estate	$2,554,424	4,263,131	3,482,199	3,633,105	5,502,711	15,550,565	757,640	—	$35,743,775
Gross charge-offs three months ended September 30, 2023	$—	—	—	—	—	48,093	—	—	$48,093
Gross charge-offs nine months ended September 30, 2023	$—	—	—	424	77,906	100,004	—	—	$178,334
Residential builder and developer:
Loan grades:
Pass	$433,338	337,680	67,233	6,818	2,050	13,503	133,839	—	$994,461
Criticized accrual	310	11,867	25,379	—	64,125	336	663	—	102,680
Criticized nonaccrual	—	—	2,835	—	518	—	—	—	3,353
Total residential builder and developer	$433,648	349,547	95,447	6,818	66,693	13,839	134,502	—	$1,100,494
Gross charge-offs three months ended September 30, 2023	$—	245	—	—	—	—	—	—	$245
Gross charge-offs nine months ended September 30, 2023	$—	245	—	—	—	55	1,678	—	$1,978
Other commercial construction:
Loan grades:
Pass	$636,314	1,481,975	1,023,831	676,613	465,423	204,511	20,171	—	$4,508,838
Criticized accrual	7,180	130,644	184,379	531,138	837,446	393,700	—	—	2,084,487
Criticized nonaccrual	—	—	10,018	46,626	50,165	26,237	2,958	—	136,004
Total other commercial construction	$643,494	1,612,619	1,218,228	1,254,377	1,353,034	624,448	23,129	—	$6,729,329
Gross charge-offs three months ended September 30, 2023	$—	—	—	—	3,236	—	—	—	$3,236
Gross charge-offs nine months ended September 30, 2023	$—	—	—	—	3,236	—	—	—	$3,236

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at September 30, 2023 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three-month and nine-month periods ended September 30, 2023 by origination year follows:

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
	(In thousands)
Residential:
Current	$1,349,605	4,827,335	3,817,652	2,605,414	1,240,538	7,419,338	82,664	—	$21,342,546
30-89 days past due	8,385	87,178	68,811	41,367	22,082	416,816	1,057	—	645,696
Accruing loans past due 90 days or more	913	27,348	19,355	13,736	13,169	186,769	—	—	261,290
Nonaccrual	971	14,353	13,730	3,500	8,529	192,207	7,463	—	240,753
Total residential	$1,359,874	4,956,214	3,919,548	2,664,017	1,284,318	8,215,130	91,184	—	$22,490,285
Gross charge-offs three months ended September 30, 2023	$—	31	—	—	—	248	—	—	$279
Gross charge-offs nine months ended September 30, 2023	$—	164	192	21	139	2,173	—	—	$2,689
Residential - limited documentation:
Current	$—	—	—	—	—	865,988	—	—	$865,988
30-89 days past due	—	—	—	—	—	29,747	—	—	29,747
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	62,250	—	—	62,250
Total residential - limited documentation	$—	—	—	—	—	957,985	—	—	$957,985
Gross charge-offs three months ended September 30, 2023	$—	—	—	—	—	1,053	—	—	$1,053
Gross charge-offs nine months ended September 30, 2023	$—	—	—	—	—	1,416	—	—	$1,416
Consumer:
Home equity lines and loans:
Current	$75	27	1,918	1,874	13,594	103,236	3,032,468	1,425,189	$4,578,381
30-89 days past due	—	—	—	144	232	2,104	—	33,534	36,014
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	19	—	27	6,091	1,158	71,021	78,316
Total home equity lines and loans	$75	27	1,937	2,018	13,853	111,431	3,033,626	1,529,744	$4,692,711
Gross charge-offs three months ended September 30, 2023	$—	—	—	—	—	—	—	1,522	$1,522
Gross charge-offs nine months ended September 30, 2023	$—	—	—	—	—	84	1,298	3,339	$4,721
Recreational finance:
Current	$1,824,498	2,438,925	1,944,826	1,344,923	820,557	1,074,729	—	—	$9,448,458
30-89 days past due	5,564	11,669	15,168	12,145	7,973	14,630	—	—	67,149
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,138	3,935	6,338	5,477	4,013	9,623	—	—	30,524
Total recreational finance	$1,831,200	2,454,529	1,966,332	1,362,545	832,543	1,098,982	—	—	$9,546,131
Gross charge-offs three months ended September 30, 2023	$1,261	3,415	3,475	2,377	1,872	3,673	—	—	$16,073
Gross charge-offs nine months ended September 30, 2023	$2,134	8,565	9,502	8,108	6,035	11,030	—	—	$45,374
Automobile:
Current	$653,170	1,192,810	1,164,074	489,259	236,991	119,274	—	—	$3,855,578
30-89 days past due	3,019	12,198	13,492	6,866	5,582	5,100	—	—	46,257
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1,148	2,679	4,632	2,525	2,217	2,758	—	—	15,959
Total automobile	$657,337	1,207,687	1,182,198	498,650	244,790	127,132	—	—	$3,917,794
Gross charge-offs three months ended September 30, 2023	$476	1,584	1,288	625	436	579	—	—	$4,988
Gross charge-offs nine months ended September 30, 2023	$557	4,403	5,272	2,502	1,919	1,977	—	—	$16,630
Other:
Current	$209,451	200,204	128,475	38,232	19,931	19,668	1,421,161	3,181	$2,040,303
30-89 days past due	2,592	2,055	1,546	314	185	383	10,337	912	18,324
Accruing loans past due 90 days or more	—	—	—	—	—	208	6,041	—	6,249
Nonaccrual	1,805	852	430	119	149	305	49,408	204	53,272
Total other	$213,848	203,111	130,451	38,665	20,265	20,564	1,486,947	4,297	$2,118,148
Gross charge-offs three months ended September 30, 2023	$5,716	2,200	1,222	323	263	348	9,723	—	$19,795
Gross charge-offs nine months ended September 30, 2023	$11,829	14,060	6,218	2,927	3,178	9,682	9,915	—	$57,809

Total loans and leases at September 30, 2023	$13,605,150	22,386,601	16,333,780	11,118,156	10,677,789	29,091,048	27,515,555	1,626,606	$132,354,685
Total gross charge-offs for the three months ended September 30, 2023	$9,577	15,404	8,983	5,091	8,346	57,294	15,911	1,522	$122,128
Total gross charge-offs for the nine months ended September 30, 2023	$17,479	46,324	32,292	22,500	99,469	138,036	19,852	3,339	$379,291

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

A summary of loans in accrual and nonaccrual status at December 31, 2022 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows:

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Changes in the allowance for credit losses for the three months ended September 30, 2023 and 2022 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2023
Beginning balance	$511,929	765,676	118,392	602,369	$1,998,366
Provision for credit losses	45,637	73,588	(3,390)	34,165	150,000
Net charge-offs
Charge-offs	(26,844)	(51,574)	(1,332)	(42,378)	(122,128)
Recoveries	6,976	4,290	824	13,799	25,889
Net charge-offs	(19,868)	(47,284)	(508)	(28,579)	(96,239)
Ending balance	$537,698	791,980	114,494	607,955	$2,052,127

Three Months Ended September 30, 2022
Beginning balance	$414,473	708,393	124,326	576,598	$1,823,790
Provision for credit losses	43,343	26,949	(11,169)	55,877	115,000
Net charge-offs
Charge-offs	(37,396)	(35,213)	(2,572)	(26,086)	(101,267)
Recoveries	22,022	401	2,234	13,411	38,068
Net charge-offs	(15,374)	(34,812)	(338)	(12,675)	(63,199)
Ending balance	$442,442	700,530	112,819	619,800	$1,875,591

Changes in the allowance for credit losses for the nine months ended September 30, 2023 and 2022 were as follows:

	Commercial, Financial,	Real Estate
	Leasing, etc.	Commercial	Residential	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2023
Beginning balance	$502,153	676,684	115,092	631,402	$1,925,331
Provision for credit losses	69,801	290,672	(955)	60,482	420,000
Net charge-offs
Charge-offs	(67,104)	(183,548)	(4,105)	(124,534)	(379,291)
Recoveries	32,848	8,172	4,462	40,605	86,087
Net (charge-offs) recoveries	(34,256)	(175,376)	357	(83,929)	(293,204)
Ending balance	$537,698	791,980	114,494	607,955	$2,052,127

Nine Months Ended September 30, 2022
Beginning balance	$283,899	557,239	71,726	556,362	$1,469,226
Allowance on acquired PCD loans	41,003	55,812	1,833	352	99,000
Provision for credit losses (a)	167,985	116,288	40,719	102,008	427,000
Net charge-offs
Charge-offs (b)	(94,555)	(45,809)	(9,407)	(78,148)	(227,919)
Recoveries	44,110	17,000	7,948	39,226	108,284
Net charge-offs	(50,445)	(28,809)	(1,459)	(38,922)	(119,635)
Ending balance	$442,442	700,530	112,819	619,800	$1,875,591

________________________________________________________________________________________________

(a)
Includes $242 million related to non-PCD acquired loans for the nine months ended September 30, 2022.

(b) For the nine months ended September 30, 2022, net charge-offs do not reflect $33 million of charge offs related to PCD acquired loans.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, gross domestic product and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of September 30, 2023 and December 31, 2022, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

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

The Company’s reserve for off-balance sheet credit exposures was not material at September 30, 2023 and December 31, 2022.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and nine-month periods ended September 30, 2023 and 2022 follows:

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost		Interest Income Recognized
	September 30, 2023			June 30, 2023	January 1, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(In thousands)
Commercial, financial, leasing, etc.	$324,774	$160,646	$485,420	$416,022	$347,204	$3,726	$7,914
Real estate:
Commercial	458,720	777,367	1,236,087	1,383,190	1,396,662	12,446	22,379
Residential builder and developer	3,353	—	3,353	1,193	1,229	—	396
Other commercial construction	4,080	131,924	136,004	146,024	124,937	249	1,974
Residential	90,879	149,874	240,753	238,509	272,090	3,480	12,247
Residential — limited documentation	21,634	40,616	62,250	66,614	77,814	426	686
Consumer:
Home equity lines and loans	48,737	29,579	78,316	77,090	84,788	1,493	5,172
Recreational finance	20,955	9,569	30,524	32,286	44,630	185	536
Automobile	11,981	3,978	15,959	21,791	39,584	36	107
Other	53,100	172	53,272	52,862	49,497	66	233
Total	$1,038,213	$1,303,725	$2,341,938	$2,435,581	$2,438,435	$22,107	$51,644

	September 30, 2022			June 30, 2022	January 1, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands)
Commercial, financial, leasing, etc.	$207,841	$160,325	$368,166	$442,496	$221,022	$4,708	$20,423
Real estate:
Commercial	394,502	1,011,698	1,406,200	1,476,658	1,069,280	7,059	14,944
Residential builder and developer	1,930	—	1,930	518	3,005	—	1,687
Other commercial construction	25,235	40,952	66,187	73,046	111,405	22	3,398
Residential	160,704	124,691	285,395	331,376	355,858	8,059	21,397
Residential — limited documentation	61,297	34,085	95,382	112,608	122,888	229	456
Consumer:
Home equity lines and loans	38,324	39,884	78,208	79,445	70,488	669	3,291
Recreational finance	31,295	7,423	38,718	33,414	27,811	166	488
Automobile	36,075	4,243	40,318	36,266	34,037	35	110
Other	48,741	81	48,822	47,178	44,289	84	268
Total	$1,005,944	$1,423,382	$2,429,326	$2,633,005	$2,060,083	$21,031	$66,462

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month and nine-month periods ended September 30, 2023:

	Amortized cost at September 30, 2023
	Payment Deferral	Interest Rate Reduction	Other	Combination of Modification Types (a)	Total (b)	Percent of Total Loan Class at Period End
	(Dollars in thousands)
Three Months Ended September 30, 2023
Commercial, financial, leasing, etc.	$39,058	$—	$—	$1,204	$40,262	0.09%
Real estate:
Commercial	273,201	—	—	6,253	279,454	0.78%
Residential builder and developer	—	—	—	—	—	—
Other commercial construction	215,598	—	—	—	215,598	3.20%
Residential	53,239	—	—	1,446	54,685	0.24%
Residential — limited documentation	1,721	—	—	—	1,721	0.18%
Consumer:
Home equity lines and loans	125	—	—	150	275	0.01%
Recreational finance	40	—	—	—	40	—
Automobile	61	—	—	—	61	—
Other	—	—	—	—	—	—
Total	$583,043	$—	$—	$9,053	$592,096	0.45%

Nine Months Ended September 30, 2023
Commercial, financial, leasing, etc.	$93,583	$381	$—	$1,659	$95,623	0.21%
Real estate:
Commercial	440,195	—	—	14,250	454,445	1.27%
Residential builder and developer	70,683	—	—	—	70,683	6.42%
Other commercial construction	431,668	—	—	8,253	439,921	6.54%
Residential	120,632	—	—	4,525	125,157	0.56%
Residential — limited documentation	9,971	—	—	699	10,670	1.11%
Consumer:
Home equity lines and loans	482	134	—	437	1,053	0.02%
Recreational finance	240	—	—	—	240	—
Automobile	274	—	—	—	274	0.01%
Other	—	—	—	—	—	—
Total	$1,167,728	$515	$—	$29,823	$1,198,066	0.91%

(a)
Predominantly payment deferrals combined with interest rate reductions.
(b)
Includes approximately $45 million and $92 million, respectively, of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month and nine-month periods ended September 30, 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The financial effects of the modifications for the three-month and nine-month periods ended September 30, 2023 include an increase in the weighted-average remaining term for commercial loans of 1.1 years and 1.0 years, respectively, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 1.3 years and 1.2 years, respectively, and for residential real estate loans, of 11.5 years and 10.1 years, respectively.
Modified loans to borrowers experiencing financial difficulty are subject to the allowance for credit losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. The following table summarizes the payment status, at September 30, 2023, of loans that were modified for the nine-month period ended September 30, 2023:

	Payment status at September 30, 2023 (amortized cost)
	Current	30-89 Days Past Due	Past Due 90 Days or More (a)	Total
Nine Months Ended September 30, 2023	(In thousands)

Commercial, financial, leasing, etc.	$81,558	$2,326	$11,739	$95,623
Real estate:
Commercial	433,428	19,022	1,995	454,445
Residential builder and developer	70,683	—	—	70,683
Other commercial construction	439,921	—	—	439,921
Residential (b)	79,331	33,344	12,482	125,157
Residential — limited documentation	7,943	932	1,795	10,670
Consumer:
Home equity lines and loans	1,034	19	—	1,053
Recreational finance	240	—	—	240
Automobile	274	—	—	274
Other	—	—	—	—
Total	$1,114,412	$55,643	$28,011	$1,198,066

(a) Predominantly loan modifications with payment deferrals.

(b) Includes loans guaranteed by government-related entities classified as 30-89 days past due of $28 million and as past due 90 days or more of $11 million.

Prior to January 1, 2023, if the borrower was experiencing financial difficulty such that the Company did not expect to collect the contractual cash flows owed under the original loan agreement and a concession in loan terms was granted, the Company considered the loan modification as a troubled debt restructuring. The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the three-month and nine-month periods ended September 30, 2022. The table is not comparative to the preceding table. The Company no longer designates modified loans as a troubled debt restructuring in conjunction with the adoption of amended accounting guidance on January 1, 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

			Post-modification (a)
	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
	(Dollars in thousands)
Three Months Ended September 30, 2022
Commercial, financial, leasing, etc.	70	$32,451	$11,237	$446	$229	$21,519	$33,431
Real estate:
Commercial	14	22,951	7,222	—	122	15,543	22,887
Residential	57	14,380	11,094	—	—	3,470	14,564
Residential — limited documentation	2	155	155	—	—	—	155
Consumer:
Home equity lines and loans	25	1,700	1,504	—	—	196	1,700
Recreational finance	167	6,937	6,937	—	—	—	6,937
Automobile	474	9,755	9,755	—	—	—	9,755
Other	30	371	371	—	—	—	371
Total	839	$88,700	$48,275	$446	$351	$40,728	$89,800

Nine Months Ended September 30, 2022
Commercial, financial, leasing, etc.	147	$79,437	$49,671	$455	$983	$30,262	$81,371
Real estate:
Commercial	44	33,349	13,052	—	2,223	17,728	33,003
Residential	221	56,912	40,821	—	—	18,469	59,290
Residential — limited documentation	7	1,231	1,049	—	—	193	1,242
Consumer:							—
Home equity lines and loans	93	6,483	6,089	—	—	461	6,550
Recreational finance	514	19,138	19,131	—	—	—	19,131
Automobile	1,537	29,789	29,759	—	—	—	29,759
Other	128	1,170	1,170	—	—	—	1,170
Total	2,691	$227,509	$160,742	$455	$3,206	$67,113	$231,516

_____________________________________________

(a)
Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $37 million and $41 million at September 30, 2023 and December 31, 2022, respectively. There were $182 million and $201 million at September 30, 2023 and December 31, 2022, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at September 30, 2023, approximately 35% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The Company pledged certain loans to secure outstanding borrowings and available lines of credit. At September 30, 2023, the Company pledged approximately $13.1 billion of commercial loans and leases, $16.3 billion of commercial real estate loans, $16.9 billion of one-to-four family residential real estate loans, $2.6 billion of home equity loans and lines of credit and $10.8 billion of other consumer loans. At December 31, 2022, the Company pledged approximately $10.5 billion of commercial loans and leases, $16.3 billion of commercial real estate loans, $19.5 billion of one-to-four family residential real estate loans, $2.4 billion of homes equity loans and lines of credit and $10.7 billion of other consumer loans.

5. Borrowings

	September 30, 2023	December 31, 2022
	(In thousands)
Short-term borrowings
Federal funds purchased and repurchase agreements	$530,663	$354,670
FHLB Advances	6,200,000	3,200,281
Total short-term borrowings	$6,730,663	$3,554,951

Long-term borrowings
Asset-backed notes	$516,668	$—
FHLB Advances	4,956	5,183
Senior notes - M&T	1,377,985	1,220,965
Senior notes - M&T Bank	3,741,161	1,249,141
Subordinated notes - M&T	76,339	77,337
Subordinated notes - M&T Bank	857,876	866,296
Junior subordinated debentures - M&T	538,932	536,080
Other	9,509	9,535
Total long-term borrowings	$7,123,426	$3,964,537

In August 2023, a subsidiary of M&T Bank issued asset-backed notes secured by equipment finance loans and leases. A total of $550 million of such notes, representing the senior-most notes in the securitization, were purchased by third parties. Those asset-backed notes had a weighted average estimated life of approximately two years and a weighted average interest rate of 5.84% at the time of securitization. Further information about this financing transaction is provided in note 11 of Notes to Financial Statements herein.

In January 2023, M&T issued $1.0 billion of senior notes that mature in January 2034 and pay a 5.05% fixed rate semi-annually until January 2033 after which SOFR plus 1.85% will be paid quarterly until maturity. Additionally, in January 2023 M&T Bank issued $1.3 billion of senior notes that mature in January 2026 and pay a fixed rate of 4.65% semi-annually until maturity and $1.2 billion of senior notes that mature in January 2028 and pay a fixed rate of 4.70% semi-annually until maturity. In October 2023, M&T issued $750 million of senior notes that mature in October 2029 and pay a fixed rate of 7.41% semi-annually until October 2028 after which SOFR plus 2.80% will be paid quarterly until maturity.

M&T Bank had secured borrowing facilities available with the FHLB of New York and the FRB of New York totaling approximately $14.3 billion and $15.8 billion, respectively, at September 30, 2023. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities, or other available programs including the Bank Term Funding Program of the FRB of New York, by pledging additional assets.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Revenue from contracts with customers

The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At September 30, 2023 and December 31, 2022, the Company had $61 million and $74 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in accrued interest and other assets in the Company’s Consolidated Balance Sheet. In certain situations, the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At September 30, 2023 and December 31, 2022, the Company had deferred revenue of $51 million and $48 million, respectively, related to the sources in the accompanying tables recorded in accrued interest and other liabilities in the Consolidated Balance Sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month and nine-month periods ended September 30, 2023 and 2022 that are subject to the revenue recognition accounting guidance.

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Three Months Ended September 30, 2023	(In thousands)

Classification in Consolidated Statement of Income
Service charges on deposit accounts	$21,749	31,237	4,551	—	—	62,011	1,812	$121,360
Trust income	23	—	—	—	—	—	155,069	155,092
Brokerage services income	—	—	—	—	—	—	26,988	26,988
Other revenues from operations:
Merchant discount and credit card fees	17,021	19,494	1,171	—	—	4,795	360	42,841
Other	—	5,839	942	13	125	7,605	765	15,289
	$38,793	56,570	6,664	13	125	74,411	184,994	$361,570

Three Months Ended September 30, 2022

Classification in Consolidated Statement of Income

Service charges on deposit accounts	$19,277	30,406	3,683	—	—	61,223	624	$115,213
Trust income	—	—	—	—	—	—	186,577	186,577
Brokerage services income	—	—	—	—	—	—	21,086	21,086
Other revenues from operations:
Merchant discount and credit card fees	16,234	17,731	1,104	—	—	6,874	561	42,504
Other	—	9,878	1,961	904	558	3,980	8,767	26,048
	$35,511	58,015	6,748	904	558	72,077	217,615	$391,428

	Business Banking	Commercial Banking	Commercial Real Estate	Discretionary Portfolio	Residential Mortgage Banking	Retail Banking	All Other	Total
Nine Months Ended September 30, 2023	(In thousands)

Classification in Consolidated Statement of Income
Service charges on deposit accounts	$62,097	89,940	13,163	—	—	183,141	5,262	$353,603
Trust income	52	—	—	—	—	—	521,305	521,357
Brokerage services income	—	—	—	—	—	—	76,155	76,155
Other revenues from operations:
Merchant discount and credit card fees	48,206	53,056	3,406	—	—	16,345	992	122,005
Other	—	16,441	3,460	51	676	22,679	2,922	46,229
	$110,355	159,437	20,029	51	676	222,165	606,636	$1,119,349
Nine Months Ended September 30, 2022

Classification in Consolidated Statement of Income
Service charges on deposit accounts	$53,581	85,806	10,903	—	—	185,990	4,610	$340,890
Trust income	—	—	—	—	—	—	545,874	545,874
Brokerage services income	—	—	—	—	—	—	65,414	65,414
Other revenues from operations:
Merchant discount and credit card fees	45,874	48,044	2,836	—	—	19,408	946	117,108
Other	—	13,040	8,228	2,468	3,413	16,752	33,416	77,317
	$99,455	146,890	21,967	2,468	3,413	222,150	650,260	$1,146,603

NOTES TO FINANCIAL STATEMENTS, CONTINUED

7. Pension plans and other postretirement benefits

The Company provides defined benefit pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic cost (benefit) for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30
	2023	2022	2023	2022
	(In thousands)

Service cost	$2,837	$4,423	$400	$689
Interest cost on projected benefit obligation	28,862	22,060	703	581
Expected return on plan assets	(50,315)	(50,188)	—	—
Amortization of prior service cost (credit)	52	129	(515)	(693)
Amortization of net actuarial loss (gain)	(537)	4,974	(692)	(370)
Net periodic cost (benefit)	$(19,101)	$(18,602)	$(104)	$207

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30
	2023	2022	2023	2022
	(In thousands)

Service cost	$8,512	$13,237	$1,200	$1,914
Interest cost on projected benefit obligation	86,585	60,407	2,109	1,607
Expected return on plan assets	(150,945)	(137,421)	—	—
Amortization of prior service cost (credit)	155	387	(1,545)	(2,079)
Amortization of net actuarial loss (gain)	(1,610)	14,921	(2,076)	(1,111)
Net periodic cost (benefit)	$(57,303)	$(48,469)	$(312)	$331

Service cost is reflected in salaries and employee benefits expense in the Consolidated Statement of Income. The other components of net periodic benefit cost are reflected in other costs of operations. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $37 million and $32 million for the three months ended September 30, 2023 and 2022, respectively, and $118 million and $98 million for the nine months ended September 30, 2023 and 2022, respectively, and are included in salaries and employee benefits expense.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(In thousands, except per share)
Income available to common shareholders:
Net income	$689,941	$646,596	$2,258,599	$1,226,292
Less: Preferred stock dividends	(24,941)	(24,941)	(74,822)	(71,647)
Net income available to common equity	665,000	621,655	2,183,777	1,154,645
Less: Income attributable to unvested stock-based compensation awards	(1,237)	(1,106)	(3,975)	(2,245)
Net income available to common shareholders	$663,763	$620,549	$2,179,802	$1,152,400
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,217	174,921	166,787	160,793
Less: Unvested stock-based compensation awards	(308)	(312)	(299)	(319)
Weighted-average shares outstanding	165,909	174,609	166,488	160,474

Basic earnings per common share	$4.00	$3.55	$13.09	$7.18

The computations of diluted earnings per common share follow:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(In thousands, except per share)
Net income available to common equity	$665,000	$621,655	$2,183,777	$1,154,645
Less: Income attributable to unvested stock-based compensation awards	(1,234)	(1,101)	(3,965)	(2,239)
Net income available to common shareholders	$663,766	$620,554	$2,179,812	$1,152,406
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,217	174,921	166,787	160,793
Less: Unvested stock-based compensation awards	(308)	(312)	(299)	(319)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	661	1,073	605	821
Adjusted weighted-average shares outstanding	166,570	175,682	167,093	161,295

Diluted earnings per common share	$3.98	$3.53	$13.05	$7.14

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

Stock-based compensation awards to purchase common stock of M&T representing 1,745,348 common shares and 1,800,385 common shares during the three-month and nine-month periods ended September 30, 2023, respectively, and 252,793 and 314,155 common shares during the three-month and nine-month periods ended September 30, 2022, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit		Total Amount		Income
	Securities	Plans	Other	Before Tax		Tax	Net
	(In thousands)
Balance — January 1, 2023	$(444,192)	(272,856)	(349,129)	$(1,066,177)		276,147	$(790,030)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(2,366)	—	—	(2,366)		588	(1,778)
Foreign currency translation adjustment	—	—	71	71		(18)	53
Unrealized losses on cash flow hedges	—	—	(365,739)	(365,739)		90,679	(275,060)
Total other comprehensive income (loss) before reclassifications	(2,366)	—	(365,668)	(368,034)		91,249	(276,785)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Accretion of net gain on terminated cash flow hedges	—	—	(91)	(91)	(b)	23	(68)
Net yield adjustment from cash flow hedges currently in effect	—	—	173,051	173,051	(a)	(43,535)	129,516
Amortization of prior service credit	—	(1,390)	—	(1,390)	(c)	155	(1,235)
Amortization of actuarial gains	—	(3,686)	—	(3,686)	(c)	410	(3,276)
Total other comprehensive income (loss)	(2,366)	(5,076)	(192,708)	(200,150)		48,302	(151,848)
Balance — September 30, 2023	$(446,558)	(277,932)	(541,837)	$(1,266,327)		324,449	$(941,878)

Balance — January 1, 2022	$104,691	(360,276)	83,531	$(172,054)		44,476	$(127,578)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(576,266)	—	—	(576,266)		149,186	(427,080)
Foreign currency translation adjustment	—	—	(14,564)	(14,564)		3,293	(11,271)
Unrealized losses on cash flow hedges	—	—	(429,310)	(429,310)		111,150	(318,160)
Total other comprehensive income (loss) before reclassifications	(576,266)	—	(443,874)	(1,020,140)		263,629	(756,511)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	1,766	—	—	1,766	(a)	(456)	1,310
Accretion of net gain on terminated cash flow hedges	—	—	(90)	(90)	(b)	24	(66)
Net yield adjustment from cash flow hedges currently in effect	—	—	(35,500)	(35,500)	(a)	9,192	(26,308)
Amortization of prior service credit	—	(1,692)	—	(1,692)	(c)	413	(1,279)
Amortization of actuarial losses	—	13,810	—	13,810	(c)	(3,371)	10,439
Total other comprehensive income (loss)	(574,500)	12,118	(479,464)	(1,041,846)		269,431	(772,415)
Balance — September 30, 2022	$(469,809)	(348,158)	(395,933)	$(1,213,900)		313,907	$(899,993)

(a)
Included in interest income.
(b)
Included in interest expense.
(c)
Included in other costs of operations.

Accumulated other comprehensive income (loss), net consisted of the following:

		Defined
	Investment	Benefit
	Securities	Plans	Other	Total
	(In thousands)
Balance — December 31, 2022	$(329,168)	$(202,186)	$(258,676)	$(790,030)
Net loss during period	(1,778)	(4,511)	(145,559)	(151,848)
Balance — September 30, 2023	$(330,946)	$(206,697)	$(404,235)	$(941,878)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of September 30, 2023.

The net effect of interest rate swap agreements was to decrease net interest income by $79 million and $211 million during the three-month and nine-month periods ended September 30, 2023, respectively, and to decrease net interest income by $22 million and to increase net interest income by $50 million during the three-month and nine-month periods ended September 30, 2022, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

			Weighted-		Estimated
	Notional	Average	Average Rate		Fair Value
	Amount	Maturity	Fixed	Variable	Gain (Loss) (a)
	(In thousands)	(In years)			(In thousands)
September 30, 2023
Fair value hedges:
Fixed rate long-term borrowings (b)	$2,000,000	6.6	3.11%	5.74%	$3,108
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (c)	23,977,000	2.0	3.45%	5.32%	9,077
Total	$25,977,000	2.4			$12,185
December 31, 2022
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,500,000	3.3	2.98%	4.52%	$(833)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (d)	15,900,000	1.4	1.91%	4.38%	(7,059)
Total	$17,400,000	1.6			$(7,892)

(a)
Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $163.9 million at September 30, 2023 and $65.0 million at December 31, 2022. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $538.5 million at September 30, 2023 and $329.7 million at December 31, 2022.
(b)
Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)
Includes notional amount and terms of $9.4 billion of forward-starting interest rate swap agreements that become effective in 2023 and 2024.
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

Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $44.2 billion and $45.1 billion at September 30, 2023 and December 31, 2022, respectively. The notional amounts of foreign exchange and other option and futures contracts not designated as hedging instruments aggregated $1.5 billion and $1.7 billion at September 30, 2023 and December 31, 2022, respectively.

Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
	(In thousands)
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$12,471	$1,202	$286	$9,094
Commitments to sell real estate loans	5,998	3,037	614	9
	18,469	4,239	900	9,103
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Mortgage-related commitments to originate real estate loans for sale	2,380	452	53,783	46,025
Commitments to sell real estate loans	60,036	51,410	83	14
	62,416	51,862	53,866	46,039
Other:
Interest rate contracts (b)	323,865	355,806	1,420,668	1,278,180
Foreign exchange and other option and futures contracts	15,552	24,062	14,361	22,004
	339,417	379,868	1,435,029	1,300,184
Total derivatives	$420,302	$435,969	$1,489,795	$1,355,326

(a)
Asset derivatives are reported in other assets and liability derivatives are reported in other liabilities.
(b)
The impact of variation margin payments at September 30, 2023 and December 31, 2022 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $1.2 billion and $1.1 billion, respectively, as of each period end, and in a liability position of $15.7 million and $29.2 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended September 30
	2023		2022
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(60,605)	60,737	$(50,976)	50,821

Derivatives not designated as hedging instruments
Interest rate contracts (b)	$6,311		$6,946
Foreign exchange and other option and futures contracts (b)	4,232		4,462
Total	$10,543		$11,408

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Nine Months Ended September 30
	2023		2022
	Derivative	Hedged Item	Derivative	Hedged Item
	(In thousands)
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(94,997)	95,920	$(114,932)	114,581

Derivatives not designated as hedging instruments
Interest rate contracts (b)	$25,027		$17,907
Foreign exchange and other option and futures contracts (b)	11,377		10,701
Total	$36,404		$28,608

(a)
Reported as an adjustment to interest expense.
(b)
Reported as trading account and other non-hedging derivative gains.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(In thousands)
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges

Long-term debt	$1,834,030	$1,433,731	$(161,230)	$(65,310)

The amount of interest income recognized in the Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $65 million and $22 million for the three months ended September 30, 2023 and 2022, respectively, and a decrease of $173 million and an increase of $36 million for the nine-month period ended September 30, 2023 and 2022, respectively. As of September 30, 2023 the unrealized net loss recognized in other comprehensive income related to cash flow hedges was $529 million, of which losses of $13 million, $357 million and $159 million related to interest rate swap agreements maturing in 2024, 2025 and 2026, respectively.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

The aggregate fair value of derivative financial instruments in a liability position, which are subject to master netting arrangements and the related collateral posted, was not material at each of September 30, 2023 and December 31, 2022. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on September 30, 2023 was not material.

The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $381 million at September 30, 2023 and $314 million at December 31, 2022. Counterparties posted collateral relating to those positions of $386 million at September 30, 2023 and $312 million at December 31, 2022, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $143 million and $205 million at September 30, 2023 and December 31, 2022, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

11. Variable interest entities and asset securitizations

The Company’s securitization activity includes securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

In August 2023, a subsidiary of M&T Bank issued asset-backed notes secured by equipment finance loans and leases. Approximately $666 million of such loans and leases were sold into a special purpose trust which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the subsidiary. A total of $550 million of such notes, representing the senior-most notes in the securitization, were purchased by third parties. Those asset-backed notes had a weighted average estimated life of approximately two years and a weighted average interest rate of 5.84% at the time of securitization. Additionally, $88 million of asset-backed notes representing subordinate note classes and other residual interests were issued by the trust and retained by the Company. As a result of the retention of the subordinate interests and its continued role as servicer of the loans and leases, the Company is considered to be the primary beneficiary of the securitization trust and, accordingly, the trust has been included in the Company's consolidated financial statements. At September 30, 2023, the remaining balance of the loans and leases in trust was $643 million and the outstanding asset-backed notes issued to third party investors was $517 million.

M&T has issued junior subordinated debentures payable to various trusts that have issued preferred capital securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of September 30, 2023 and December 31, 2022, the Company included the junior subordinated debentures as “long-term borrowings” in its Consolidated Balance Sheet and recognized $22 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $9.8 billion at September 30, 2023 and $9.2 billion at December 31, 2022. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. State income tax credits may also be available in certain circumstances. Such investments also typically provide tax deductible losses to the partners. The partnership investments may also assist the Company in achieving its community reinvestment and sustainability initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company’s carrying amount of its investments in such partnerships was $1.4 billion and $1.5 billion at September 30, 2023 and December 31, 2022, respectively, including $491 million and $545 million of unfunded commitments, at each of those respective dates. Contingent commitments to provide additional capital contributions to these partnerships were $49 million at September 30, 2023. The Company has not provided financial or other support to the partnerships that was not contractually required. The Company’s maximum exposure to loss from its investments in such partnerships as of September 30, 2023 was $2.1 billion, including possible recapture of certain tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company amortized $46 million and $128 million of its investments in qualified affordable housing projects to income tax expense during the three-month and nine-month periods ended September 30, 2023, respectively, and recognized $52 million and $147 million of tax credits and other tax benefits during those respective periods. Similarly, for the three-month and nine-month periods ended September 30, 2022, the Company amortized $37 million and $94 million of its investments in qualified affordable housing projects to income tax expense, respectively, and recognized $44 million and $108 million of tax credits and other tax benefits during those respective periods.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds but may waive portions of its allowable management fees as a result of market conditions.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at September 30, 2023.

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

The following tables present assets and liabilities at September 30, 2023 and December 31, 2022 measured at estimated fair value on a recurring basis:

	Fair Value Measurements	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2023
Trading account	$136,998	$118,838	$18,160	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,735,107	—	7,735,107	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	525,469	—	525,469	—
Residential	2,168,287	—	2,168,287	—
Other debt securities	163,546	—	163,546	—
	10,592,409	—	10,592,409	—
Equity securities	259,216	252,080	7,136	—
Real estate loans held for sale	430,720	—	430,720	—
Other assets (a)	420,302	—	417,922	2,380
Total assets	$11,839,645	$370,918	$11,466,347	$2,380
Other liabilities (a)	1,489,795	—	1,436,012	53,783
Total liabilities	$1,489,795	$—	$1,436,012	$53,783

December 31, 2022
Trading account	$117,847	$117,847	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,670,960	—	7,670,960	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	574,299	—	574,299	—
Residential	2,330,118	—	2,330,118	—
Other debt securities	173,584	—	173,584	—
	10,748,961	—	10,748,961	—
Equity securities	151,458	145,289	6,169	—
Real estate loans held for sale	162,393	—	162,393	—
Other assets (a)	435,969	—	435,517	452
Total assets	$11,616,628	$263,136	$11,353,040	$452
Other liabilities (a)	1,355,326	—	1,309,301	46,025
Total liabilities	$1,355,326	$—	$1,309,301	$46,025

(a)
Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), interest rate and foreign exchange contracts not designated as hedging instruments (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Other Assets and Other Liabilities
	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Beginning balance	$(37,178)	$(24,181)	$(45,573)	$6,440
Total gains (losses) realized/unrealized:
Included in earnings (a)	(10,155)	(9,321)	6,301	(34,630)
Transfers out of Level 3 (b)	(4,070)	(14,804)	(12,131)	(20,116)
Ending balance	$(51,403)	$(48,306)	$(51,403)	$(48,306)
Changes in net unrealized gains (losses) included in earnings related to instruments still held at period end (a)	$(12,957)	$(17,160)	$(12,341)	$(48,108)

___________________________________________________________________________________________________________________________________________

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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were in the range of 10% to 90% with a weighted-average of 44% at September 30, 2023. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at September 30, 2023 was 51%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $804 million at September 30, 2023 ($316 million and $488 million of which were classified as Level 2 and Level 3, respectively), $853 million at December 31, 2022 ($329 million and $524 million of which were classified as Level 2 and Level 3, respectively) and $706 million at September 30, 2022 ($439 million and $267 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2023 were decreases of $116 million and $269 million for the three-month and nine-month periods ended September 30, 2023, respectively. Changes in the fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2022 were decreases of $38 million and $128 million for the three-month and nine-month periods ended September 30, 2022, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken into foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of September 30, 2023 and 2022. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2023 and 2022.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s Consolidated Balance Sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans required no valuation allowance at September 30, 2023 and December 31, 2022. A reduction of the valuation allowance of $10 million and $24 million was recognized for the three-month and nine-month periods ended September 30, 2022, respectively.

Significant unobservable inputs to Level 3 measurements

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for certain Level 3 assets and liabilities at September 30, 2023 and December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs / Assumptions	Range (Weighted- Average)
	(In thousands)
September 30, 2023
Recurring fair value measurements
Net other assets (liabilities) (a)	$(51,403)	Discounted cash flow	Commitment expirations	0% - 99% (8%)

December 31, 2022
Recurring fair value measurements
Net other assets (liabilities) (a)	$(45,573)	Discounted cash flow	Commitment expirations	0% - 97% (3%)

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following tables:

	September 30, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,768,864	1,768,864	1,701,427	67,437	—
Interest-bearing deposits at banks	30,114,286	30,114,286	—	30,114,286	—
Trading account	136,998	136,998	118,838	18,160	—
Investment securities	27,336,103	25,529,926	252,080	25,231,860	45,986
Loans and leases:
Commercial loans and leases	45,058,033	44,080,119	—	—	44,080,119
Commercial real estate loans	43,573,598	41,273,080	—	226,022	41,047,058
Residential real estate loans	23,448,270	20,746,776	—	6,808,082	13,938,694
Consumer loans	20,274,784	19,351,349	—	—	19,351,349
Allowance for credit losses	(2,052,127)	—	—	—	—
Loans and leases, net	130,302,558	125,451,324	—	7,034,104	118,417,220
Accrued interest receivable	734,036	734,036	—	734,036	—
Financial liabilities:
Noninterest-bearing deposits	$(53,786,987)	(53,786,987)	—	(53,786,987)	—
Savings and interest-checking deposits	(90,297,219)	(90,297,219)	—	(90,297,219)	—
Time deposits	(20,043,601)	(19,931,959)	—	(19,931,959)	—
Short-term borrowings	(6,730,663)	(6,730,663)	—	(6,730,663)	—
Long-term borrowings	(7,123,426)	(6,811,799)	—	(6,811,799)	—
Accrued interest payable	(401,752)	(401,752)	—	(401,752)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(51,403)	(51,403)	—	—	(51,403)
Commitments to sell real estate loans	65,337	65,337	—	65,337	—
Other credit-related commitments	(150,708)	(150,708)	—	—	(150,708)
Interest rate swap agreements used for interest rate risk management	12,185	12,185	—	12,185	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(1,095,612)	(1,095,612)	—	(1,095,612)	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,517,244	1,517,244	1,371,688	145,556	—
Interest-bearing deposits at banks	24,958,719	24,958,719	—	24,958,719	—
Federal funds sold	3,000	3,000	—	3,000	—
Trading account	117,847	117,847	117,847	—	—
Investment securities	25,210,871	24,056,322	145,289	23,860,445	50,588
Loans and leases:
Commercial loans and leases	41,850,566	41,139,985	—	—	41,139,985
Commercial real estate loans	45,364,571	43,214,646	—	130,652	43,083,994
Residential real estate loans	23,755,947	21,780,214	—	7,049,540	14,730,674
Consumer loans	20,593,079	20,093,523	—	—	20,093,523
Allowance for credit losses	(1,925,331)	—	—	—	—
Loans and leases, net	129,638,832	126,228,368	—	7,180,192	119,048,176
Accrued interest receivable	646,250	646,250	—	646,250	—
Financial liabilities:
Noninterest-bearing deposits	$(65,501,860)	(65,501,860)	—	(65,501,860)	—
Savings and interest-checking deposits	(87,911,463)	(87,911,463)	—	(87,911,463)	—
Time deposits	(10,101,545)	(10,143,110)	—	(10,143,110)	—
Short-term borrowings	(3,554,951)	(3,554,951)	—	(3,554,951)	—
Long-term borrowings	(3,964,537)	(3,926,489)	—	(3,926,489)	—
Accrued interest payable	(81,356)	(81,356)	—	(81,356)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(45,573)	(45,573)	—	—	(45,573)
Commitments to sell real estate loans	54,424	54,424	—	54,424	—
Other credit-related commitments	(148,772)	(148,772)	—	—	(148,772)
Interest rate swap agreements used for interest rate risk management	(7,892)	(7,892)	—	(7,892)	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(920,316)	(920,316)	—	(920,316)	—

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

	September 30,	December 31,
	2023	2022
	(In thousands)
Commitments to extend credit
Home equity lines of credit	$8,167,368	$8,261,560
Commercial real estate loans to be sold	338,569	348,701
Other commercial real estate	6,224,142	5,776,116
Residential real estate loans to be sold	237,683	31,208
Other residential real estate	406,667	505,121
Commercial and other	33,670,583	32,625,840
Standby letters of credit	2,333,434	2,376,644
Commercial letters of credit	72,053	65,066
Financial guarantees and indemnification contracts	4,209,726	4,022,432
Commitments to sell real estate loans	948,190	533,458

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.5 billion and $11.7 billion at September 30, 2023 and December 31, 2022, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae Delegated Underwriting and Servicing program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.0 billion and $3.9 billion at September 30, 2023 and December 31, 2022, respectively. There have been no material losses incurred as a result of those credit recourse arrangements.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2023, the Company assessed that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of September 30, 2023. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

On May 11, 2023, the FDIC released a proposed rule that would impose a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC stated that it currently estimates those assessed losses to total $15.8 billion and that the amount of the special assessments would be adjusted as the loss estimate changes. Under the proposed rule, the assessment base would be the estimated uninsured deposits that an IDI reported in its Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. For a holding company that has more than one IDI subsidiary, such as M&T, the $5 billion exclusion would be allocated among the company’s IDI subsidiaries in proportion to each IDI’s estimated uninsured deposits. The special assessments would be collected at an annual rate of approximately 12.5 basis points per year (3.13 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Under the proposed rule, the estimated loss pursuant to the systemic risk determination would be periodically adjusted, and the FDIC would retain the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. M&T expects the special assessments, as currently contemplated, would be tax deductible. Although the proposal could be revised, the total of the assessments for the Company is estimated at $183 million and such amount is expected to be recorded as an expense in the quarter of enactment.

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

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 23 of Notes to Financial Statements in the 2022 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. As described in the 2022 Annual Report, certain lending relationships within the hospitality sector that had previously received oversight within the Commercial Banking segment were realigned to the Commercial Real Estate segment and certain expenses were reallocated from the All Other segment to various reportable segments in the fourth quarter of 2022. Since acquisition in 2022, the Company also realigned certain operations associated with People's United requiring reclassifications of certain revenues and expenses among the reportable segments. As a result, financial information for the three and nine months ended September 30, 2022 has been reclassified to provide segment information on a comparable basis, as noted in the accompanying tables.

	Three Months Ended September 30, 2022
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$241,629	—	$241,629	$94,094	(1,476)	$92,618
Commercial Banking	510,549	(1,173)	509,376	214,063	(2,838)	211,225
Commercial Real Estate	234,479	12,635	247,114	94,937	15,097	110,034
Discretionary Portfolio	36,622	(24,981)	11,641	11,813	(18,074)	(6,261)
Residential Mortgage Banking	95,091	—	95,091	(3,283)	1,173	(2,110)
Retail Banking	650,229	(2)	650,227	181,639	1,155	182,794
All Other	473,171	13,521	486,692	53,333	4,963	58,296
Total	$2,241,770	—	$2,241,770	$646,596	—	$646,596

	Nine Months Ended September 30, 2022
	Total Revenues as Previously Reported	Impact of Changes	Total Revenues as Reclassified	Net Income (Loss) as Previously Reported	Impact of Changes	Net Income (Loss) as Reclassified
	(In thousands)

Business Banking	$586,605	—	$586,605	$205,741	(6,008)	$199,733
Commercial Banking	1,239,300	(2,550)	1,236,750	521,749	(20,254)	501,495
Commercial Real Estate	676,176	29,707	705,883	314,284	24,941	339,225
Discretionary Portfolio	190,761	(39,866)	150,895	103,283	(30,448)	72,835
Residential Mortgage Banking	346,409	—	346,409	35,028	(2,095)	32,933
Retail Banking	1,523,992	—	1,523,992	379,688	(13,243)	366,445
All Other	1,106,405	12,709	1,119,114	(333,481)	47,107	(286,374)
Total	$5,669,648	—	$5,669,648	$1,226,292	—	$1,226,292

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information, continued

Information about the Company's segments follows:

	Three Months Ended September 30
	2023			2022
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$291,839	$980	$117,290	$241,629	$663	$92,618
Commercial Banking	453,326	8,224	167,714	509,376	802	211,225
Commercial Real Estate	231,303	188	72,442	247,114	249	110,034
Discretionary Portfolio	(20,672)	(14,110)	(21,586)	11,641	(23,044)	(6,261)
Residential Mortgage Banking	100,444	19,373	(14,422)	95,091	35,647	(2,110)
Retail Banking	876,002	(35)	342,700	650,227	(5)	182,794
All Other	402,727	(14,620)	25,803	486,692	(14,312)	58,296
Total	$2,334,969	$—	$689,941	$2,241,770	$—	$646,596

	Nine Months Ended September 30
	2023			2022
	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)
	(In thousands)

Business Banking	$842,571	$2,904	$346,704	$586,605	$2,060	$199,733
Commercial Banking	1,420,971	27,742	553,255	1,236,750	2,605	501,495
Commercial Real Estate	674,276	745	192,539	705,883	687	339,225
Discretionary Portfolio	(78,005)	(44,124)	(93,678)	150,895	(74,952)	72,835
Residential Mortgage Banking	280,654	60,599	(41,676)	346,409	110,986	32,933
Retail Banking	2,572,410	(113)	995,927	1,523,992	(12)	366,445
All Other	1,629,789	(47,753)	305,528	1,119,114	(41,374)	(286,374)
Total	$7,342,666	$—	$2,258,599	$5,669,648	$—	$1,226,292

	Average Total Assets
	Nine Months Ended September 30		Year Ended December 31
	2023	2022	2022
	(In millions)

Business Banking	$7,968	$7,515	$7,597
Commercial Banking (b)	49,373	39,293	40,930
Commercial Real Estate (b)	31,878	29,982	30,599
Discretionary Portfolio	50,900	40,987	42,657
Residential Mortgage Banking	2,746	4,370	3,986
Retail Banking	21,261	20,063	20,312
All Other	40,140	45,185	44,171
Total	$204,266	$187,395	$190,252

(a)
Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $14.3 million and $11.8 million for the three-month periods ended September 30, 2023 and 2022, respectively, and $41.7 million and $25.8 million for the nine-month periods ended September 30, 2023 and 2022 and is eliminated in "All Other" total revenues. Intersegment revenues are included in total revenues of the reportable segments. The elimination of intersegment revenues is included in the determination of "All Other" total revenues.
(b)
For the nine months ended September 30, 2022, average total assets totaling approximately $1.17 billion were reclassified to the Commercial Real Estate segment from the Commercial Banking segment as a result of the realignment of certain lending relationships within the hospitality sector.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

15. Relationship with BLG and Bayview Financial

M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at September 30, 2023 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations. That income totaled $20 million and $30 million for the nine-month periods ended September 30, 2023 and 2022, respectively. There were no cash distributions during the three-month periods ended September 30, 2023 and 2022.

Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.2 billion and $1.4 billion at September 30, 2023 and December 31, 2022, respectively. Revenues from those servicing rights were $1 million and $3 million in the three-month periods ended September 30, 2023 and 2022, respectively, and $5 million and $7 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $114.6 billion and $96.0 billion at September 30, 2023 and December 31, 2022, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $30 million and $33 million for the three-month periods ended September 30, 2023 and 2022, respectively, and $94 million and $119 million in the nine-month periods ended September 30, 2023 and 2022, respectively. In addition, the Company held $44 million and $50 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2023 and December 31, 2022, respectively, that were securitized by Bayview Financial. At September 30, 2023, the Company held $765 million of Bayview Financial's $3.1 billion syndicated loan facility.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments

The following table provides a description of accounting standards that were adopted by the Company in 2023 as well as standards that are not effective that could have an impact to the Company’s consolidated financial statements upon adoption.

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

January 1, 2023

The Company adopted the amended guidance effective January 1, 2023 using a prospective transition method and will no longer be required to identify TDRs and apply specialized accounting to such loans. The Company has complied with the modified disclosure requirements in note 4 of Notes to Financial Statements herein.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Not Yet Adopted as of September 30, 2023
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

16. Recent accounting developments, continued

Business Combinations Joint Venture Formations

The amendments require that a joint venture apply the following key adaptations from the business combinations guidance upon formation:

1. A joint venture is the formation of a new entity without an accounting acquirer. The formation of a joint venture is the creation of a new reporting entity, and none of the assets and/or businesses contributed to the joint venture are viewed as having survived the combination as an independent entity—that is, an accounting acquirer will not be identified.

2. A joint venture measures its identifiable net assets and goodwill, if any, at the formation date. The joint venture formation date is the date on which an entity initially meets the definition of a joint venture.

3. Initial measurement of a joint venture’s total net assets is equal to the fair value of 100 percent of the joint venture’s equity. The amendments require that a joint venture measure its total net assets upon formation as the fair value of the joint venture as a whole. The fair value of the joint venture as a whole equals the fair value of 100 percent of a joint venture’s equity immediately following formation (including any noncontrolling interest in the net assets recognized by the joint venture).

4. A joint venture provides relevant disclosures. The amendments require disclosures to help a user of a joint venture’s financial statements understand the nature and financial effect of the joint venture formation in the period in which the formation date occurs. Joint venture disclosure requirements upon formation are different from the requirements for business combinations.

January 1, 2025 Early adoption permitted

The amendments should be applied on a prospective basis for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if sufficient information is available. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The results of the Company’s operations for the three and nine months ended September 30, 2023 continue to be impacted by multiple hikes by the FOMC of its federal funds target rate totaling 5.25% from March of 2022 through September of 2023 in response to inflationary pressures. The higher interest rate environment has resulted in increased yields on the Company’s earning assets, higher costs of interest-bearing liabilities and a shift in the mix of those liabilities, including from noninterest-bearing deposits to higher cost deposit products. The provision for credit losses reflects continued downward pressure on commercial real estate values. The Company recognized a gain on the sale of a trust-related business in the second quarter of 2023. A summary of financial results for the Company is provided below:

SUMMARY OF FINANCIAL RESULTS

	Three Months Ended			Percent Change from		Nine Months Ended
	September 30, 2023	September 30, 2022	June 30, 2023	Third Quarter 2022	Second Quarter 2023	September 30, 2023	September 30, 2022	Percent Change
(Dollars in thousands, except per share)
Net interest income	$1,775,388	$1,678,691	$1,799,129	6%	-1%	$5,392,781	$3,994,582	35%
Taxable-equivalent adjustment	14,335	11,827	13,886	21%	3%	41,683	25,787	62%
Net interest income (taxable-equivalent basis)	1,789,723	1,690,518	1,813,015	6%	-1%	5,434,464	4,020,369	35%
Provision for credit losses	150,000	115,000	150,000	30%	—	420,000	427,000	-2%
Other income	559,581	563,079	803,171	-1%	-30%	1,949,885	1,675,066	16%
Other expense	1,277,538	1,279,253	1,292,559	—	-1%	3,929,327	3,642,148	8%
Net income	689,941	646,596	867,034	7%	-20%	2,258,599	1,226,292	84%
Per common share data
Basic earnings	$4.00	$3.55	$5.07	13%	-21%	$13.09	$7.18	82%
Diluted earnings	3.98	3.53	5.05	13%	-21%	13.05	7.14	83%
Performance ratios, annualized
Return on
Average assets	1.33%	1.28%	1.70%			1.48%	.87%
Average common shareholders’ equity	10.99%	10.43%	14.27%			12.33%	7.24%
Net interest margin	3.79%	3.68%	3.91%			3.91%	3.15%

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

Merger-related expenses incurred in 2022 and associated with the People's United acquisition generally consisted of professional services, temporary help fees and other costs associated with actual or planned conversions of systems and/or integration of operations and the introduction of M&T to its new customers, costs related to terminations of existing contractual arrangements to purchase various services, severance, travel costs, and, in the second quarter of 2022, an initial provision for credit losses on loans not deemed to be PCD on the April 1, 2022 acquisition date of People's United. The after-tax impact of merger-related expenses associated with M&T’s acquisition of People’s United for the three- and nine-month periods ended September 30, 2022 was $39 million ($53 million pre-tax) or $.22 of diluted earnings per common share and $398 million ($535 million pre-tax) or $2.46 of diluted earnings per common share, respectively. The Company did not incur any merger-related expenses during 2023.

Net income increased $43 million to $690 million in the third quarter of 2023, from $647 million in the third quarter of 2022. As compared with the third quarter of 2022, taxable-equivalent net interest income increased $99 million, reflecting higher yields on earnings assets, partially offset by higher costs of interest-bearing liabilities. The net interest margin expanded 11 basis points to 3.79% in the third quarter of 2023 from 3.68% in the corresponding quarter of 2022. The provision for credit losses was $35 million higher in the recent quarter as compared with the year-earlier quarter reflecting a softening of commercial real estate values. Merger-related expenses of $53 million were recognized in the third quarter of 2022.

Net income in the recent quarter declined $177 million from $867 million in the second quarter of 2023. As compared with the second quarter of 2023, taxable-equivalent net interest income declined $23 million as rising costs on interest-bearing liabilities outpaced higher yields on earnings assets. The net interest margin narrowed 12 basis points in the recent quarter from 3.91% in the second quarter of 2023. Noninterest income in the third quarter of 2023 declined $244 million from the second quarter of 2023 reflecting a $225 million gain on the sale of the Company’s CIT business in April 2023 and lower CIT-related trust income as a result of that sale. Noninterest expense declined $15 million due largely to lower salaries and employee benefits expenses.

For the first nine months of 2023, net income increased $1.03 billion to $2.26 billion as compared with $1.23 billion in the comparable 2022 period. The largest contributors to that increase were one additional quarter of operations acquired from People’s United in the first nine months of 2023 and higher yields on earning assets during that same period, partially offset by rising costs of interest-bearing liabilities. The net interest margin expanded 76 basis points to 3.91% in the first nine months of 2023 from 3.15% in the year-earlier period. Reflecting a decline in commercial real estate values, the provision for credit losses for the first nine months of 2023 was $420 million. The provision for credit losses in the first nine months of 2022 totaled $427 million and included a $242 million merger-related provision for credit losses on non-PCD loans. Additionally, merger-related expenses of $535 million were incurred in the first nine months of 2022 and a gain on the sale of the CIT business was recorded in the second quarter of 2023.

M&T repurchased 3,282,449 shares of its common stock at an average cost per share of $182.79 resulting in a total cost of $600 million in 2022's third quarter. No share repurchases occurred in the second and third quarters of 2023. During the first nine months of 2023, M&T repurchased 3,838,157 shares of its common stock at an average cost per share of $154.76 resulting in a total cost, including the share repurchase excise tax, of $600 million. During the first nine months of 2022, M&T repurchased 6,788,395 shares of its common stock at an average cost per share of $176.77 resulting in a total cost of $1.2 billion.

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

SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended			Percent Change from		Nine Months Ended
	September 30, 2023	September 30, 2022	June 30, 2023	Third Quarter 2022	Second Quarter 2023	September 30, 2023	September 30, 2022	Percent Change
(Dollars in thousands, except per share data)
Net operating income	$701,568	$700,030	$878,661	—	-20%	$2,295,164	$1,653,651	39%
Diluted net operating earnings per common share	$4.05	$3.83	$5.12	6%	-21%	$13.26	$9.78	36%
Annualized return on average tangible assets	1.41%	1.44%	1.80%			1.57%	1.23%
Annualized return on average tangible common equity	17.41%	17.89%	22.73%			19.70%	15.13%
Efficiency ratio	53.7%	53.6%	48.9%			52.6%	58.1%
Tangible equity per common share (a)	$93.99	$84.28	$91.58	12%	3%

(a) At the period end.

Reconciliations of GAAP amounts with corresponding non-GAAP amounts are provided in table 2.

Taxable-equivalent Net Interest Income

Interest income earned on certain of the Company's assets is exempt from federal income tax. Taxable-equivalent net interest income is a non-GAAP measure that adjusts income earned on a tax-exempt asset to present it on an equivalent basis to interest income earned on a fully taxable asset.

Expressed on a taxable-equivalent basis net interest income increased $99 million to $1.79 billion in the third quarter of 2023 from $1.69 billion in the year-earlier quarter. That increase reflects an 11 basis point (hundredths of one percent) expansion of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.79% in the recent quarter from 3.68% in the year-earlier quarter. The higher net interest margin was influenced by a rising interest rate environment resulting from actions taken by the Federal Reserve to mitigate inflationary pressures on the U.S. economy. The FOMC raised its target federal funds rate through multiple hikes totaling 5.25% from March 2022 through September 2023, which led to higher yields on loans, deposits at the FRB of New York and investment securities, partially offset by higher rates paid on interest-bearing deposits and borrowings. Taxable-equivalent net interest income in the recent quarter declined from $1.81 billion in the second quarter of 2023 reflecting a 12 basis point narrowing of the net interest margin from 3.91% in the second quarter of 2023, as a rise in the cost of interest-bearing liabilities outpaced the increase in yields on earning assets. Interest-bearing liabilities in the recent quarter increased $3.1 billion to $121.4 billion, compared with $118.3 billion in the second quarter of 2023. Average earning assets increased $1.5 billion to $187.4 billion in the recent quarter from $185.9 billion in 2023's second quarter.

For the first nine months of 2023, taxable-equivalent net interest income was $5.43 billion, up from $4.02 billion recognized in the corresponding 2022 period. The increase was primarily attributable to the higher level of average earning assets and a 76 basis point expansion of the net interest margin to 3.91% in the 2023 period from 3.15% in the year-earlier period, partially offset by an increase in average interest-bearing liabilities. The increase in average earning assets in the first nine months of 2023 includes the impact of one additional quarter from earning assets obtained in the People's United transaction on April 1, 2022, commercial loan growth and purchases of investment securities, partially offset by lower deposits at the FRB of New York. The increase in average interest-bearing liabilities reflects interest-bearing liabilities assumed in the People's United acquisition and a continued shift in customer deposits toward higher cost interest-bearing products, including time deposits, and higher average borrowings.

Average loans and leases totaled $132.6 billion in the third quarter of 2023, up $5.1 billion or 4% from $127.5 billion in the similar quarter of 2022. Commercial loans and leases averaged $44.6 billion in the recent quarter, up $6.3 billion or 16% from $38.3 billion in the year-earlier quarter. That increase predominantly reflects growth in loans to financial and insurance industry customers and loans to motor-vehicle and recreational finance dealers. Average commercial real estate loans decreased $2.1 billion or 4% to $44.2 billion in the third quarter of 2023 from $46.3 billion in the year-earlier quarter. That decrease reflects declines of $1.3 billion in average construction loans and $773 million in average permanent commercial real estate loans.

Average residential real estate loans increased $610 million or 3% to $23.6 billion in the third quarter of 2023 from $23.0 billion in the year-earlier quarter. Throughout 2022, M&T retained rather than sold most originated residential mortgage loans. M&T returned to originating for sale the majority of its newly committed residential mortgage loans in the first quarter of 2023. Consumer loans averaged $20.2 billion in the third quarter of 2023, up $229 million or 1% from $20.0 billion in the year-earlier quarter. That growth reflected higher average balances of $719 million and $157 million in M&T's portfolio of recreational finance loans and credit cards, respectively, partially offset by declines of $384 million and $335 million in average balances of automobile loans and home equity loans and lines of credit, respectively.

Average loan and lease balances in the third quarter of 2023 decreased $928 million from $133.5 billion in the second quarter of 2023. The lower balances resulted predominantly from a $714 million decline in average commercial real estate loans from $44.9 billion in the second quarter of 2023, partially offset by a $94 million increase in average commercial loans and leases from $44.5 billion in the second quarter of 2023. Average balances of residential real estate loans in 2023's third quarter declined $208 million from $23.8 billion in the second quarter of 2023. Average consumer loans in the recent quarter decreased less than one percent from the second quarter of 2023 reflecting a lower average balance of automobile loans, partially offset by a higher average balance of recreational finance loans. The accompanying table summarizes quarterly changes in the major components of the loan and lease portfolio.

AVERAGE LOANS AND LEASES

(net of unearned discount)

		Percent Change
		from
	Third Quarter	Third Quarter	Second Quarter
	2023	2022	2023
	(In millions)

Commercial, financial, etc.	$44,625	16%	—%
Real estate — commercial	44,230	-4	-2
Real estate — consumer	23,573	3	-1
Consumer
Recreational finance	9,345	8	1
Automobile	3,995	-9	-5
Home equity lines and loans	4,721	-7	-2
Other	2,128	12	3
Total consumer	20,189	1	—
Total	$132,617	4%	-1%

For the first nine months of 2023, average loans and leases totaled $132.7 billion, up 15%, from $115.9 billion in the corresponding 2022 period. Loans obtained in the People's United acquisition and growth in commercial and consumer real estate loans were the predominant reasons for that increase, partially offset by lower average balances of commercial real estate loans and PPP loans.

The investment securities portfolio averaged $28.0 billion in the third quarter of 2023, up $4.0 billion from $23.9 billion in the third quarter of 2022 and $630 million lower than the $28.6 billion averaged in 2023's second quarter. The higher average balance in the recent quarter when compared with the year-earlier quarter reflects the purchase of

$4.4 billion of investment securities during the twelve-month period ended September 30, 2023. Those purchases were predominantly fixed rate mortgage-backed securities. As compared with the second quarter of 2023 the decrease relates to pay downs of fixed rate mortgage-backed securities. For the first nine months of 2023 and 2022, investment securities averaged $28.1 billion and $18.1 billion, respectively. In addition to the purchases described herein, $11.6 billion of investment securities obtained in the acquisition of People's United on April 1, 2022 contributed to the increase in average investment securities during the first nine months of 2023 as compared with the first nine months of 2022. There were no significant sales of investment securities during the nine months ended September 30, 2023 and 2022. The Company routinely has increases and decreases in its holdings of capital stock of the FHLB of New York and the FRB of New York. Those holdings are accounted for at cost and are adjusted based on amounts of outstanding borrowings and available lines of credit with those entities.

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

Fair value changes in equity securities with readily determinable fair values are recognized in the Consolidated Statement of Income. Net unrealized gains and losses on such equity securities were not significant in each of the first nine months of 2023 and 2022.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the nine months ended September 30, 2023 or 2022. Based on management’s assessment of future cash flows associated with individual investment securities as of September 30, 2023, the Company did not expect to incur any material credit-related losses in its portfolios of debt investment securities. Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $26.8 billion in the recently completed quarter, compared with $30.9 billion in the year-earlier quarter and $23.8 billion in the second quarter of 2023. Interest-bearing deposits at banks averaged $26.7 billion, $30.8 billion and $23.6 billion during the three months ended September 30, 2023, September 30, 2022 and June 30, 2023, respectively. The amounts of interest-bearing deposits at banks at those respective dates were predominantly comprised of deposits held at the FRB of New York. In general, the amount of deposits held at the FRB of New York is influenced by the Company's liquidity and interest rate management activities and fluctuates with changes in levels of the Company's investments, loans, deposits and other borrowings. The lower balance in the recent quarter compared with the year-earlier quarter reflects loan portfolio growth, the purchases of investment securities and treasury stock in the fourth quarter of 2022 and first quarter of 2023 and a decline in noninterest bearing deposits, partially offset by the issuance of long-term debt in the first quarter of 2023 and other short-term borrowings, and an increase in time deposits. As compared with the second quarter of 2023, the higher balance reflects increased liquidity from a rise in average deposits, partially offset by lower average loans and leases and a decline in average investment securities balances.

As a result of the changes described herein, average earning assets totaled $187.4 billion in the most recent quarter, compared with $182.4 billion in the third quarter of 2022 and $185.9 billion in the second quarter of 2023. Average earning assets totaled $185.8 billion and $170.4 billion during the first nine months of 2023 and 2022, respectively.

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $147.3 billion in the third quarter of 2023, compared with $162.8 billion in the similar 2022 quarter and $146.8 billion in the second quarter of 2023. The decrease in average core deposits in the recent quarter as compared with the year-earlier quarter was primarily the result of monetary tightening that influenced customers to seek higher rate alternatives, including a shift from operating demand accounts to off-balance sheet sweep accounts for commercial customers. Lower levels of activity in the capital markets also resulted in a reduction of trust demand deposits. As compared with the second quarter of 2023, the modest increase in average core deposits reflects the Company's focus on retaining and growing customer deposits, including targeted promotions in competitive markets. The following table provides an analysis of quarterly changes in the components of average core deposits.

AVERAGE CORE DEPOSITS

		Percent Change
		from
	Third Quarter	Third Quarter	Second Quarter
	2023	2022	2023
	(In millions)

Savings and interest-checking deposits	$84,720	-1%	2%
Time deposits	8,695	102	22
Noninterest-bearing deposits	53,886	-26	-4
Total	$147,301	-9%	-%

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000 and brokered deposits. Time deposits over $250,000 averaged $2.4 billion in the recent quarter, compared with $681 million in the third quarter of 2022 and $2.0 billion in the second quarter of 2023. The increase in such deposits in the two most recent quarters as compared with the third quarter of 2022 reflects higher demand for time deposit products in a rising interest rate environment. The Company had brokered savings and interest-bearing transaction accounts that averaged $4.6 billion during the recent quarter and $3.8 billion in each of the year-earlier quarter and the second quarter of 2023. Brokered time deposits averaged $8.4 billion in the third quarter of 2023 compared with $55 million in the third quarter of 2022 and $6.9 billion in the second quarter of 2023. The increase in such deposits from the third quarter of 2022 reflected the Company's liquidity management and funding strategies during a period of rising interest rates and was predominantly due to deposits added late in the fourth quarter of 2022 and through the second quarter of 2023. Additional brokered deposits may be solicited in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time. Total uninsured deposits were estimated to be $68.8 billion at September 30, 2023, compared with $67.0 billion at June 30, 2023, $74.2 billion at December 31, 2022 and $74.7 billion at September 30, 2022. Approximately $11.3 billion, $10.5 billion, $11.4 billion and $13.1 billion of those uninsured deposits were collateralized by the Company at September 30, 2023, June 30, 2023, December 31, 2022 and September 30, 2022, respectively.

The accompanying table summarizes average total deposits for the quarters ended September 30, 2023, June 30, 2023 and September 30, 2022.

AVERAGE DEPOSITS

	Retail	Trust	Commercial and Other	Total
	(In millions)
Three Months Ended September 30, 2023
Savings and interest-checking deposits	$41,863	$6,170	$41,241	$89,274
Time deposits	10,501	50	8,977	19,528
Noninterest-bearing deposits	13,676	8,799	31,411	53,886
Total	$66,040	$15,019	$81,629	$162,688

Three Months Ended June 30, 2023
Savings and interest-checking deposits	$43,576	$6,322	$37,312	$87,210
Time deposits	8,548	16	7,445	16,009
Noninterest-bearing deposits	14,579	9,269	32,332	56,180
Total	$66,703	$15,607	$77,089	$159,399

Three Months Ended September 30, 2022
Savings and interest-checking deposits	$51,196	$7,008	$31,156	$89,360
Time deposits	4,607	12	431	5,050
Noninterest-bearing deposits	14,414	10,927	47,520	72,861
Total	$70,217	$17,947	$79,107	$167,271

The Company also uses borrowings from banks, the FHLB of New York, the FRB of New York and others as sources of funding. Short-term borrowings represent borrowing arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings totaled $5.3 billion in the third quarter of 2023, compared with $913 million in the year-earlier quarter and $7.5 billion in the second quarter of 2023. Short-term borrowings assumed in connection with the People's United acquisition totaled $895 million on April 1, 2022. In October 2022 M&T redeemed $500 million of unsecured senior notes due to mature in December 2022 that had been assumed in the acquisition of People's United and included in short-term borrowings. In general, the higher levels of short-term borrowings in the third and second quarters of 2023 as compared with the year-earlier quarter reflect the Company's management of liquidity. The $2.2 billion decline in average short-term borrowings in the recent quarter as compared with the second quarter of 2023 was coincident with an increase in comparatively lower cost average brokered deposits described herein.

Long-term borrowings averaged $7.2 billion in the third quarter of 2023, compared with $3.3 billion in the year-earlier quarter and $7.5 billion in the second quarter of 2023. In August 2023, a subsidiary of M&T Bank that specializes in equipment financing issued $550 million of asset-backed notes secured by equipment finance loans and leases at a weighted average interest rate of 5.84%. Average balances of the Company’s outstanding senior notes were $5.4 billion, $1.7 billion and $6.0 billion during the three months ended September 30, 2023, September 30, 2022 and June 30, 2023, respectively. In July 2023, $750 million of fixed and variable senior notes of M&T matured. In January 2023, M&T issued $1.0 billion of senior notes that mature in January 2034 and pay a 5.05% fixed rate semi-annually until January 2033 after which SOFR plus 1.85% will be paid quarterly until maturity. Additionally, in January 2023 M&T Bank issued $1.3 billion of senior notes that mature in January 2026 and pay a fixed rate of 4.65% semi-annually until maturity and $1.2 billion of senior notes that mature in January 2028 and pay a fixed rate of 4.70% semi-annually until maturity. In November 2022, M&T Bank issued $500 million of fixed rate senior notes that pay a rate of 5.4% semi-annually and mature in November 2025. In August 2022, M&T issued $500 million of senior notes that mature in August 2028 and pay a fixed rate of 4.55% semi-annually until August 2027 after which SOFR plus 1.78% will be paid quarterly until maturity. During May 2022, $250 million of variable rate senior notes of M&T Bank matured. In April 2022, M&T Bank redeemed $650 million of fixed rate senior notes that were due to mature on May 18, 2022. As of April 1, 2022, long-term borrowings assumed in the People's United acquisition totaled $494 million and included $483 million of fixed-rate subordinated notes and $11 million of FHLB advances. Subordinated capital notes included in long-term borrowings averaged $979 million in each of the second and third quarters of 2023, compared with $982 million in the third quarter of 2022. Junior subordinated debentures associated with trust preferred securities that were included in average long-term borrowings were $538 million during the third quarter of 2023, compared with $534 million in the year-earlier quarter and $537 million in the second quarter of 2023. Additional information regarding borrowings is provided in notes 5 and 11 of Notes to Financial Statements and in the 2022 Annual Report. In October 2023, M&T issued $750 million of senior notes that mature in October 2029 and pay a fixed rate of 7.41% semi-annually until October 2028 after which SOFR plus 2.80% will be paid quarterly until maturity.

The Company has utilized interest rate swap agreements to modify the repricing characteristics of certain components of its loans and long-term debt. As of September 30, 2023, interest rate swap agreements were used as fair value hedges of approximately $2.0 billion of outstanding fixed rate long-term borrowings. Additionally, interest rate swap agreements with a notional amount of $14.6 billion (exclusive of forward-starting swap agreements) were used as cash flow hedges of interest payments associated with variable rate commercial real estate loans. Further information on interest rate swap agreements is provided herein and in note 10 of Notes to Financial Statements.

Net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.79% in the recent quarter, down 70 basis points from 3.49% in the third quarter of 2022. The yield on earning assets during the third quarter of 2023 was 5.62%, up 172 basis points from 3.90% in the similar 2022 period, while the rate paid on interest-bearing liabilities increased 242 basis points to 2.83% in the recent quarter from .41% in the year-earlier period. In the second quarter of 2023, the net interest spread was 3.03%, the yield on earning assets was 5.46% and the rate paid on interest-bearing liabilities was 2.43%. The continued decline in the net interest spread in the recent quarter as compared with the second quarter of 2023 and third quarter of 2022 reflects the impact of higher rates paid on interest-bearing liabilities (predominantly interest-bearing deposits) resulting from a general rise in interest rates and increased competition for deposits, partially offset by higher yields on loans and leases, deposits at the FRB of New York and investment securities. The FOMC raised its target federal funds rate with a series of rate hikes totaling 5.25% from March 2022 through September 2023. For the first nine months of 2023, the net interest spread was 3.02%, relatively unchanged from 3.03% in the year-earlier period. The yield on earning assets and the rate paid on interest-bearing liabilities for the first nine months of 2023 were 5.41% and 2.39%, respectively, compared with 3.30% and .27%, respectively, in the initial nine months of 2022.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $66.0 billion in the third quarter of 2023, compared with $83.8 billion in the year-earlier quarter and $67.7 billion in the second quarter of 2023. The lower level of average net interest-free funds in the recent quarter and the second quarter of 2023 as compared with the third quarter of 2022 is predominantly the result of a decline in the average balance of noninterest-bearing deposits. Noninterest-bearing deposits averaged $53.9 billion in the third quarter of 2023 compared with $72.9 billion in the third quarter of 2022 and $56.2 billion in the second quarter of 2023. The decline in average noninterest-bearing deposits since the third quarter of 2022 reflects customer use of off-balance sheet investment products and a shift in deposits to interest-bearing accounts as interest rates rose. During the first nine months of 2023 and 2022, average net interest-free funds aggregated $68.8 billion and $78.0 billion, respectively. Average noninterest-bearing deposits were $57.3 billion in the first nine months of 2023, compared with $68.4 billion in the first three quarters of 2022. That decline in average noninterest-bearing deposits resulted from a shift of customer funds from noninterest-bearing accounts to interest-bearing accounts and off-balance sheet investment products. The Company assumed $17.4 billion of noninterest-bearing deposits in connection with the People's United acquisition on April 1, 2022. Shareholders’ equity averaged $26.0 billion during the three-month period ended September 30, 2023, compared with $25.7 billion during each of the year-earlier quarter and the second quarter of 2023. M&T issued $8.4 billion of common equity and $261 million of preferred equity in completing the acquisition of People's United on April 1, 2022. Repurchases of common stock totaled approximately $600 million (inclusive of the share repurchase excise tax) in the first quarter of 2023 and $1.8 billion in the last three quarters of 2022. There were no repurchases of common stock during the second and third quarters of 2023. Goodwill and core deposit and other intangible assets averaged $8.6 billion in the third quarter of 2023, compared with $8.7 billion in each of the third quarter of 2022 and second quarter of 2023. The Company recorded $3.9 billion of goodwill on April 1, 2022 which represents excess consideration over the fair value of net assets acquired in the People's United transaction. As part of the transaction, intangible assets were identified and recorded at fair value, thereby increasing the balance of core deposit and other intangible assets on the Company's balance sheet by $261 million on April 1,

2022. The cash surrender value of bank owned life insurance averaged $2.6 billion in each of the third quarter of 2023, second quarter of 2023 and year-earlier third quarter. Changes in the cash surrender value of bank owned life insurance and benefits received are not included in interest income, but rather are recorded in “other revenues from operations.” The contribution of net interest-free funds to net interest margin was 1.00% in the third quarter of 2023, compared with .19% and .88% in the third quarter of 2022 and the second quarter of 2023, respectively. The increased contribution of net interest-free funds to net interest margin in the most recent quarter and second quarter of 2023 as compared with the third 2022 quarter reflects higher rates paid on interest-bearing liabilities used to value net interest-free funds. The contribution of net interest-free funds in the first nine months of 2023 and 2022 was .89% and .12%, respectively.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.79% in the third quarter of 2023, compared with 3.68% in the year-earlier period. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin. The FOMC has conducted a series of basis point increases in short-term interest rates from March 2022 through September 2023 totaling 5.25%. Those actions have led to generally higher interest rates overall and, accordingly, have contributed to the Company's higher net interest margin in the recent quarter as compared with the year-earlier quarter. The recent quarter's net interest margin narrowed from 3.91% in the second quarter of 2023. That 12 basis point decrease reflects a 24 basis point compression of the net interest spread, partially offset by a 12 basis point increase in the contribution of interest-free funds. During the first nine months of 2023 and 2022, the net interest margin was 3.91% and 3.15%, respectively.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The notional amount of interest rate swap agreements entered into for interest rate risk management purposes was $16.6 billion (excluding $9.4 billion of forward-starting swap agreements related to cash flow hedges) at September 30, 2023, $16.8 billion (excluding $4.7 billion of forward-starting swap agreements) at September 30, 2022 and $12.7 billion (excluding $4.7 billion of forward-starting swap agreements) at December 31, 2022. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. At September 30, 2023, interest rate swap agreements with notional amounts of $14.6 billion were serving as cash flow hedges of interest payments associated with variable rate commercial real estate loans, compared with $15.3 billion at September 30, 2022 and $11.2 billion at December 31, 2022. Interest rate swap agreements with notional amounts of $2.0 billion at September 30, 2023 and $1.5 billion at each of September 30, 2022 and December 31, 2022 were serving as fair value hedges of fixed rate long-term borrowings. The Company also enters into forward-starting interest rate swap agreements predominantly to extend the term of its interest rate swap agreements serving as cash flow hedges and provide a hedge against changing interest rates on certain of its variable rate loans.

In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s Consolidated Balance Sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item. In a cash flow hedge, the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The amounts of hedge ineffectiveness recognized during each of the quarters ended September 30, 2023, September 30, 2022 and June 30, 2023 were not material to the Company’s consolidated results of operations. Information regarding the fair value of interest rate swap agreements and hedge ineffectiveness is presented in note 10 of Notes to Financial Statements. Information regarding the valuation of cash flow hedges included in other comprehensive income is presented in note 9 of Notes to Financial Statements. The changes in the fair values of the interest rate swap agreements and the hedged items primarily result from the effects of changing interest rates and spreads. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes, the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the accompanying table. Additional information about the Company’s use of interest rate swap agreements and other derivatives is included in note 10 of Notes to Financial Statements.

INTEREST RATE SWAP AGREEMENTS

	Three Months Ended September 30
.	2023		2022
	Amount	Rate (a)	Amount	Rate (a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(65,321)	-.14%	$(22,466)	-.05%
Interest expense	13,982	.05	(651)	.00
Net interest income/margin	$(79,303)	-.17%	$(21,815)	-.05%
Average notional amount (c)	$15,125,913		$16,472,826
Rate received (b)		3.25%		2.06%
Rate paid (b)		5.29%		2.57%

	Nine Months Ended September 30
.	2023		2022
	Amount	Rate(a)	Amount	Rate(a)
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$(173,051)	-.12%	$35,500	.03%
Interest expense	38,290	.04	(14,436)	-.02
Net interest income/margin	$(211,341)	-.15%	$49,936	.04%
Average notional amount (c)	$13,089,088		$15,452,015
Rate received (b)		3.05%		1.67%
Rate paid (b)		5.17%		1.25%

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, short-term advances from the FHLB of New York, brokered deposits, and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York, M&T Bank’s Bank Note Program, and other available borrowing facilities. The Bank Note Program enables M&T Bank to offer unsecured senior and subordinated notes. The Company has, in the past, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company’s junior subordinated debentures associated with trust preferred securities and other subordinated capital notes are considered Tier 2 capital and are includable in total regulatory capital. At September 30, 2023 and December 31, 2022, long-term borrowings aggregated $7.1 billion and $4.0 billion, respectively and short-term borrowings aggregated $6.7 billion and $3.6 billion, respectively.

The Company has benefited from the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts which aggregated approximately $5.6 billion at September 30, 2023, $3.8 billion at December 31, 2022 and $3.3 billion at September 30, 2022. Funding from brokered time deposits increased $3.9 billion in the first nine months of 2023 to $8.0 billion at September 30, 2023 from $4.1 billion at December 31, 2022. Brokered time deposits were not a significant source of funding at September 30, 2022.

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

Certain customers of the Company obtain financing through the issuance of VRDBs. The VRDBs are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. When this occurs, the VRDBs are classified as trading account assets in the Company’s Consolidated Balance Sheet. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. There were no such securities in the trading account at September 30, 2023, December 31, 2022 and September 30, 2022. The total amounts of VRDBs outstanding backed by M&T Bank letters of credit were $557 million at September 30, 2023, $604 million at December 31, 2022 and $633 million at September 30, 2022. M&T Bank also serves as remarketing agent for most of those bonds.

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

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2023 approximately $1.67 billion was available for payment of dividends to M&T from bank subsidiaries. M&T also may obtain funding through long-term borrowings. In September 2023, M&T commenced its Medium-Term Note Program under which M&T may issue, from time to time, senior and subordinated medium-term notes. As previously described, in January 2023 M&T issued $1.0 billion of senior notes that mature in January 2034 and in July 2023, $750 million of senior notes matured. In October 2023, M&T issued $750 million of fixed rate to floating rate senior notes that mature in October 2029. Outstanding senior notes of M&T at September 30, 2023 and December 31, 2022 were $1.4 billion and $1.2 billion, respectively. Junior subordinated debentures of M&T associated with trust preferred securities outstanding at September 30, 2023 and December 31, 2022 totaled $539 million and $536 million, respectively.

Management closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations and believes that available sources of liquidity are adequate to meet funding needs anticipated in the ordinary course of business. Available liquidity at September 30, 2023 included cash on deposit at the FRB of New York of $30.0 billion, unused secured borrowing facilities of $30.1 billion, and unencumbered investment securities (after estimated haircut) of approximately $16.6 billion. Management continually evaluates the use and mix of its various available funding alternatives, including short-term borrowings, issuance of long-term debt, the placement of brokered deposits and the securitization of certain loan products. Management does not anticipate engaging in any activities, either currently or in the long term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks.

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to manage interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and provide management with a long-term interest rate risk metric. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At September 30, 2023, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $16.6 billion. In addition, the Company has entered into $9.4 billion of forward-starting interest rate swap agreements related to cash flow hedges.

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

The accompanying table as of September 30, 2023 and December 31, 2022 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	September 30, 2023	December 31, 2022
	(In thousands)

+200 basis points	$68,953	224,555
+100 basis points	63,958	158,020
-100 basis points	(100,361)	(216,202)
-200 basis points	(192,878)	(439,512)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. Changes in amounts presented since December 31, 2022 reflect changes in portfolio composition (including shifts between noninterest-bearing and interest-bearing deposits and higher levels of borrowings), the level of market-implied forward interest rates and hedging actions taken by the Company. Amidst the rising interest rate environment since the first quarter of 2022, M&T's cumulative deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 48 percent. Excluding brokered deposits that cumulative pricing beta approximated 42 percent. The cumulative deposit pricing beta (including and excluding brokered deposits) is assumed to approximate 50 to 55 percent in the interest rate scenarios presented. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

Certain of the Company's earning assets, interest-bearing liabilities, preferred equity instruments and interest rate swap agreements historically referenced LIBOR. The determination of LIBOR has effectively ceased after its final publication on June 30, 2023. In preparation for the elimination of LIBOR as a reference rate, the Company essentially had discontinued entering into LIBOR-based contracts at the end of 2021. At September 30, 2023 substantially all customer and other counterparty financial instruments have been transitioned to a new index (generally SOFR) through the amendment of pre-existing agreements to include appropriate alternative language effective upon cessation of LIBOR publication, negotiating new agreements, or other means. The outstanding amount of loans and leases that continue to reference LIBOR at September 30, 2023 was not significant. Prior to its cessation, many of the Company's interest rate swap agreements referenced LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the Supplement and the Protocol. The Protocol enabled market participants to incorporate certain revisions into their legacy non-cleared derivative trades with other counterparties that also chose to adhere to the Protocol. M&T adhered to the Protocol in November 2020. With respect to the Company's cleared interest rate swap agreements that referenced LIBOR, clearinghouses have adopted the same SOFR benchmark alternatives of the Supplement and Protocol. All of the Company's LIBOR-based interest rate swap agreements at September 30, 2023 have reset to a suitable alternative index, primarily SOFR.

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
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized on the Consolidated Balance Sheet were $339 million and $1.4 billion, respectively, at September 30, 2023 and $380 million and $1.3 billion, respectively, at December 31, 2022. The fair value asset and liability amounts at September 30, 2023 have been reduced by contractual settlements of $1.2 billion and $16 million, respectively, and at December 31, 2022 have been reduced by contractual settlements of $1.1 billion and $29 million, respectively. The amounts associated with the Company's non-hedging derivative activities at September 30, 2023 and December 31, 2022 reflect changes in values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.

Trading account assets were $137 million at September 30, 2023, $118 million at December 31, 2022 and $130 million at September 30, 2022. Included in trading account assets were assets related to deferred compensation plans of $22 million at September 30, 2023 and $23 million at each of December 31, 2022 and September 30, 2022. Changes in the fair values of such assets are recorded as “trading account and other non-hedging derivative gains” in the Consolidated Statement of Income. Included in “other liabilities” in the Consolidated Balance Sheet at September 30, 2023 was $27 million of liabilities related to deferred compensation plans, compared with $29 million at each of December 31, 2022 and September 30, 2022. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in “other costs of operations” in the Consolidated Statement of Income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $81 million at September 30, 2023, $95 million at December 31, 2022 and $107 million at September 30, 2022.

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

Provision for Credit Losses

A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $150 million was recorded in each of the third quarter of 2023 and the second quarter of 2023, compared with $115 million in the year-earlier third quarter. The Company's estimates of expected credit losses at September 30, 2023 reflect a modest increase in the unemployment rate, lower economic activity measured by gross domestic product and a decline in commercial and residential real estate prices. Declines in commercial real estate values persisted in the recent quarter as concerns continue around the healthcare and office building sectors. The Company recorded a $420 million provision for credit losses in the first nine months of 2023, compared with $427 million in the corresponding 2022 period. The provision for credit losses in the first nine months of 2022 included $242 million in the second quarter on loans obtained in the acquisition of People's United not deemed to be PCD. GAAP requires a provision for credit losses to be recorded related to those loans beyond the recognition of credit losses utilized in the determination of the estimated fair value of the loans at the acquisition date. In addition to the recorded provision, the allowance for credit losses was also increased by $99 million in the second quarter of 2022 to reflect the expected credit losses on loans obtained in the acquisition of People's United deemed to be PCD. That addition represented an increase of the carrying values of loans identified as PCD at the time of the acquisition.

A summary of net charge-offs by loan type and as an annualized percentage of such average loans is presented in the table that follows.

NET CHARGE-OFFS (RECOVERIES)

BY LOAN/LEASE TYPE

	2023
	First Quarter		Second Quarter		Third Quarter		Year- to-date
	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans
	(Dollars in thousands)
Commercial, financial, leasing, etc.	$9,561	.09%	$4,827	.04%	$19,868	.18%	$34,256	.10%
Real estate:
Commercial	29,055	.26	99,037	.88	47,284	.42	175,376	.52
Residential	378	.01	(1,243)	-.02	508	.01	(357)	—
Consumer	31,227	.62	24,123	.48	28,579	.56	83,929	.55
	$70,221	.22%	$126,744	.38%	$96,239	.29%	$293,204	.30%

	2022
	First Quarter		Second Quarter (a)		Third Quarter		Year- to-date (a)
	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans
	(Dollars in thousands)
Commercial, financial, leasing, etc.	$5,569	.10%	$29,502	.31%	$15,374	.16%	$50,445	.20%
Real estate:
Commercial	(13,143)	-.15	7,140	.06	34,812	.30	28,809	.09
Residential	865	.02	256	—	338	.01	1,459	.01
Consumer	13,576	.31	12,671	.26	12,675	.25	38,922	.27
	$6,867	.03%	$49,569	.16%	$63,199	.20%	$119,635	.14%

(a)
For the three months ended June 30, 2022 and nine months ended September 30, 2022, net charge-offs do not reflect $33 million of charge-offs related to PCD acquired loans.

There were no individually notable commercial loan charge-offs or recoveries in the third quarter of 2023. Net charge-offs of commercial loans in the second quarter of 2023 reflected a $9 million recovery of a previously charged off loan to a skilled nursing facility. Net charge-offs of commercial loans in the year-earlier quarter reflected a $23 million charge-off of a loan to a paper distribution company, partially offset by recoveries of previously charged-off loan balances. The net charge-offs of commercial real estate loans in the third quarter of 2023 included a $15 million charge-off of a loan to a real estate development and management company in the mid-Atlantic region. Net charge-offs of commercial real estate loans in the second quarter of 2023 reflected a $38 million charge-off of a loan secured by a multi-tenant office and retail building in New York City, a $28 million charge-off of eight loans related to a single operator of multiple healthcare facilities located in New York, Vermont, and Rhode Island, a $13 million charge-off of a loan secured by a multi-tenant office and retail building in Massachusetts, and a $12 million charge-off to a real estate development and management company in the mid-Atlantic region. Net charge-offs of commercial real estate loans in the year-earlier quarter reflected a $20 million charge-off of a loan to a healthcare provider. Included in net charge-offs of consumer loans were: net charge-offs of automobile loans of $1 million in the recent quarter and less than $1 million in the second quarter of 2023, compared with net recoveries of less than $1 million in the third quarter of 2022; net charge-offs of recreational finance loans of $11 million in the third quarter of 2023, $5 million in the year-earlier quarter and $10 million in the second quarter of 2023; and net charge-offs associated with other consumer loans including credit cards and installment loans that totaled $17 million in the recent quarter, $8 million in the year-earlier quarter and $14 million in the second quarter of 2023.

A comparative summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in thousands)
Nonaccrual loans	$2,341,938	2,435,581	2,556,799	2,438,435	2,429,326
Real estate and other foreclosed assets	37,097	42,720	44,567	41,375	37,031
Total nonperforming assets	$2,379,035	2,478,301	2,601,366	2,479,810	2,466,357
Accruing loans past due 90 days or more	$354,029	380,079	407,457	491,018	476,503
Government guaranteed loans included in totals above:
Nonaccrual loans	$39,801	39,846	42,102	43,536	44,797
Accruing loans past due 90 days or more (a)	268,783	294,184	306,049	363,409	423,371

Nonaccrual loans to total loans and leases, net of unearned discount	1.77%	1.83%	1.92%	1.85%	1.89%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.80%	1.86%	1.96%	1.88%	1.92%
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.27%	.29%	.31%	.37%	.37%

(a)
Predominantly residential real estate loans.

Loans obtained in the acquisition of People's United that have been classified as nonaccrual totaled $556 million at September 30, 2023, $581 million at September 30, 2022, $572 million at December 31, 2022, and $570 million at June 30, 2023. The level of nonaccrual loans reflects the continuing impact of economic conditions on borrowers’ abilities to make contractual payments on their loans, most notably commercial real estate loans in the retail, office, healthcare and hospitality sectors.

Government guaranteed loans classified as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted above that are guaranteed by government-related entities totaled $202 million at September 30, 2023, $366 million at September 30, 2022, $294 million at December 31, 2022, and $223 million at June 30, 2023. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Loans that were 30-89 days past due were $1.7 billion at September 30, 2023, or 1.32% of total loans outstanding, $1.6 billion or 1.23% of total loans outstanding at September 30, 2022, $1.8 billion or 1.35% of total loans outstanding at December 31, 2022, and $1.7 billion or 1.24% of total loans outstanding at June 30, 2023. At September 30, 2023, 72% of loans 30-89 days past due were less than 60 days delinquent. Information about delinquent loans at September 30, 2023 and December 31, 2022 is included in note 4 of Notes to Financial Statements.

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

Commercial loans and leases classified as nonaccrual totaled $485 million, $368 million, $347 million and $416 million at September 30, 2023, September 30, 2022, December 31, 2022 and June 30, 2023, respectively. The higher level of commercial loans and leases classified as nonaccrual at the two most recent quarter ends as compared with September 30, 2022 and December 31, 2022 reflects an increase in loans to motor vehicle and recreational finance dealers classified as nonaccrual. Commercial real estate loans in nonaccrual status aggregated $1.4 billion at

September 30, 2023 and $1.5 billion at each of September 30, 2022, December 31, 2022 and June 30, 2023. Commercial real estate loans in nonaccrual status were largely reflective of loans in the retail, office, healthcare and hospitality sectors. Commercial loans and leases and commercial real estate loans acquired from People's United and classified as nonaccrual totaled $67 million and $428 million, respectively, at September 30, 2023, $136 million and $416 million, respectively, at September 30, 2022, $118 million and $401 million, respectively, at December 31, 2022 and $96 million and $418 million, respectively, at June 30, 2023.

Nonaccrual residential real estate loans totaled $303 million at September 30, 2023, compared with $381 million at September 30, 2022, $350 million at December 31, 2022 and $305 million at June 30, 2023. The lower balance of nonaccrual residential real estate loans since September 30, 2022 is reflective of improved customer repayment performance in current economic conditions. Residential real estate loans obtained in the acquisition of People's United and classified as nonaccrual aggregated $40 million at September 30, 2023, $17 million at September 30, 2022, $36 million at December 31, 2022 and $39 million at June 30, 2023. Included in residential real estate loans classified as nonaccrual were limited documentation first lien mortgage loans of $62 million at September 30, 2023, compared with $95 million at September 30, 2022, $78 million at December 31, 2022 and $67 million at June 30, 2023. Limited documentation first lien mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. Residential real estate loans past due 90 days or more and accruing interest aggregated $261 million at September 30, 2023, compared with $412 million at September 30, 2022, $345 million at December 31, 2022 and $284 million at June 30, 2023. Those amounts related predominantly to government-guaranteed loans. The declining balances of those loans since 2022's third quarter reflect improved borrower repayment performance. Information about the location of nonaccrual and charged-off residential real estate loans as of and for the quarter ended September 30, 2023 is presented in the accompanying table.

Nonaccrual consumer loans were $178 million at September 30, 2023, $206 million at September 30, 2022, $218 million at December 31, 2022 and $184 million at June 30, 2023. Nonaccrual automotive loans were $16 million at September 30, 2023, $40 million at each of September 30, 2022 and December 31, 2022 and $22 million at June 30, 2023. Recreational finance loans classified as nonaccrual were $31 million, $39 million, $45 million and $32 million at September 30, 2023, September 30, 2022, December 31, 2022 and June 30, 2023, respectively. Outstanding balances of home equity loans and lines of credit classified as nonaccrual were $78 million at each of September 30, 2023 and September 30, 2022, compared with $85 million and $77 million at December 31, 2022 and June 30, 2023, respectively. Consumer loans acquired from People's United and classified as nonaccrual were $18 million at September 30, 2023, $12 million at September 30, 2022, $17 million at December 31, 2022 and $16 million at June 30, 2023 and consisted predominantly of home equity loans and lines of credit. Information about the location of nonaccrual and charged-off home equity loans and lines of credit as of and for the quarter ended September 30, 2023 is presented in the accompanying table.

Information about past due and nonaccrual loans as of September 30, 2023 and December 31, 2022 is also included in note 4 of Notes to Financial Statements.

SELECTED RESIDENTIAL REAL ESTATE-RELATED LOAN DATA

				Quarter Ended
	September 30, 2023			September 30, 2023
		Nonaccrual		Net Charge-offs (Recoveries)
					Annualized
					Percent of
			Percent of		Average
	Outstanding		Outstanding		Outstanding
	Balances	Balances	Balances	Balances	Balances
	(Dollars in thousands)
Residential mortgage loans:
New York	$6,750,999	$97,829	1.45%	$(19)	—%
Mid-Atlantic (a)	6,687,467	70,652	1.06	590	.03
New England (b)	6,089,505	54,261	.89	(12)	—
Other	2,922,815	16,182	.55	(38)	-.01
Total	$22,450,786	$238,924	1.06%	$521	.01%
Residential construction loans:
New York	$17,929	$1,605	8.95%	$—	—%
Mid-Atlantic (a)	8,622	224	2.60	—	—
New England (b)	10,189	—	—	—	—
Other	2,759	—	—	—	—
Total	$39,499	$1,829	4.63%	$—	—%
Limited documentation first lien mortgage loans:
New York	$437,059	$27,583	6.31%	$(13)	-.01%
Mid-Atlantic (a)	392,062	22,386	5.71	—	—
New England (b)	89,958	8,919	9.91	—	—
Other	38,906	3,362	8.64	—	—
Total	$957,985	$62,250	6.50%	$(13)	-.01%
First lien home equity loans and lines of credit:
New York	$882,813	$16,655	1.89%	$(21)	-.01%
Mid-Atlantic (a)	1,026,174	19,318	1.88	(73)	-.03
New England (b)	484,359	5,343	1.10	2	—
Other	13,445	288	2.14	(113)	.16
Total	$2,406,791	$41,604	1.73%	$(205)	-.02%
Junior lien home equity loans and lines of credit:
New York	$768,591	$16,543	2.15%	$46	.03%
Mid-Atlantic (a)	898,832	14,174	1.58	107	.05
New England (b)	596,349	5,898	.99	(11)	-.01
Other	22,148	97	.44	(21)	-.03
Total	$2,285,920	$36,712	1.61%	$121	.02%

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Real estate and other foreclosed assets totaled $37 million at each of September 30, 2023 and September 30, 2022, compared with $41 million at December 31, 2022 and $43 million at June 30, 2023. Net gains or losses associated with real estate and other foreclosed assets were not material during each of the three and nine months ended September 30, 2023 and 2022. At September 30, 2023, foreclosed assets are comprised predominantly of residential real estate-related properties.

Management determines the allowance for credit losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan and lease portfolio. A description of the methodologies used by the Company to estimate its allowance for credit losses can be found in note 4 of Notes to Financial Statements.

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of September 30, 2023 concerns existed about elevated levels of inflation; fears of liquidity shortages and tightening credit in the financial services markets and a slowing economy or possible recession in coming quarters; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy; downward pressures on commercial and residential real estate values especially in the office and healthcare sectors; rising interest rates and wage pressures impacting commercial borrowers; the extent to which borrowers, in particular commercial real estate borrowers, may be negatively affected by general economic conditions; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 37% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that historically lag other regions of the country. The Company utilizes a loan grading system to differentiate risk amongst its commercial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.” A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more. Criticized commercial and commercial real estate loans totaled $11.1 billion, $10.9 billion, $10.7 billion, and $10.5 billion and included $2.1 billion, $2.8 billion, $2.5 billion, and $2.2 billion of loans acquired from People's United at September 30, 2023, September 30, 2022, December 31, 2022 and June 30, 2023, respectively. Although economic conditions improved during 2022 as pandemic-related restrictions were lifted and consumer spending increased, the business climate through the first nine months of 2023 has been subjected to inflationary pressures, rising interest rates and liquidity concerns. The level of criticized loans remains reflective of the impact of current conditions on many borrowers, particularly those with investor-owned commercial real estate loans in the hotel, office, retail, multi-family and healthcare sectors. Investor-owned commercial real estate loans comprised $8.0 billion or 72% of total criticized loans at September 30, 2023. The weighted-average LTV ratio for loans secured by investor-owned commercial real estate was approximately 56%. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 63%.

The accompanying tables summarize the outstanding balances of commercial loans and leases and commercial real estate loans by industry or property type at September 30, 2023 and December 31, 2022.

COMMERCIAL LOANS AND LEASES, NET OF UNEARNED DISCOUNT

(Excludes Loans Secured by Real Estate)

	September 30, 2023				December 31, 2022
	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
	(In millions)
Financial and insurance	$9,675	$11	$1	$12	$7,428	$139	$1	$140
Services	6,587	293	30	323	6,494	333	35	368
Manufacturing	5,973	395	58	453	5,524	299	72	371
Motor vehicle and recreational finance dealers	5,442	20	97	117	4,797	7	—	7
Wholesale	3,659	235	60	295	4,140	183	8	191
Transportation, communications, utilities	3,347	205	49	254	3,078	217	73	290
Retail	2,809	119	52	171	2,525	175	34	209
Construction	2,147	170	55	225	2,324	248	46	294
Health services	1,925	321	22	343	1,972	171	39	210
Real estate investors	1,743	132	2	134	1,882	35	3	38
Other	1,751	78	59	137	1,686	75	36	111
Total	$45,058	$1,979	$485	$2,464	$41,850	$1,882	$347	$2,229

COMMERCIAL REAL ESTATE LOANS, NET OF UNEARNED DISCOUNT

	September 30, 2023				December 31, 2022
	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
	(In millions)
Investor-owned
Permanent finance by property type
Apartments/Multi-family	$6,198	$1,006	$102	$1,108	$5,888	$684	$78	$762
Retail/Service	5,989	925	246	1,171	6,296	971	182	1,153
Office	4,898	859	270	1,129	5,186	863	208	1,071
Health services	3,683	1,038	175	1,213	3,667	1,052	222	1,274
Hotel	2,677	614	240	854	2,810	676	512	1,188
Industrial/Warehouse	2,114	177	19	196	2,238	98	12	110
Other	301	2	5	7	527	42	24	66
Total permanent	25,860	4,621	1,057	5,678	26,612	4,386	1,238	5,624
Construction/development	7,408	2,187	139	2,326	8,257	2,169	126	2,295
Total investor-owned	33,268	6,808	1,196	8,004	34,869	6,555	1,364	7,919
Owner-occupied by industry (a)
Services	2,275	160	58	218	2,253	168	69	237
Motor vehicle and recreational finance dealers	1,913	7	7	14	1,848	—	2	2
Retail	1,568	35	30	65	1,688	66	11	77
Wholesale	978	40	3	43	978	19	2	21
Manufacturing	872	74	22	96	841	52	23	75
Real estate investors	863	27	16	43	732	50	23	73
Health services	680	49	22	71	989	30	6	36
Other	1,157	30	21	51	1,167	49	23	72
Total owner-occupied	10,306	422	179	601	10,496	434	159	593
Total commercial real estate	$43,574	$7,230	$1,375	$8,605	$45,365	$6,989	$1,523	$8,512

(a)
Includes $422 million and $359 million of construction loans at September 30, 2023 and December 31, 2022, respectively.

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s credit personnel review all criticized commercial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

With regard to residential real estate loans, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged off to estimated net collateral value shortly after the Company is notified of such filings. At September 30, 2023, approximately 51% of the Company’s home equity portfolio consisted of first lien loans and lines of credit and 49% were junior liens. With respect to junior lien loans, to the extent known by the Company, if a related senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At September 30, 2023, approximately 86% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 16% were making contractually allowed payments that do not include any repayment of principal.

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also commercial and residential real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates and general economic conditions affecting consumers.

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at September 30, 2023, June 30, 2023, December 31, 2022 and September 30, 2022 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Development Group, which is comprised of senior management business leaders and economists. Events posing emerging risks to the macroeconomic environment, such as international conflicts and other events, liquidity concerns, inflation and supply chain issues, are considered when developing economic forecasts even if the events do not directly and materially impact the Company’s financial results. Supply chain disruptions, inflationary pressures, liquidity trends or other peripheral impacts of global events may alter economic forecasts and the Company monitors this activity as part of its risk management procedures in assessing the allowance for credit losses. Among the assumptions utilized as of September 30, 2023 was that the national unemployment rate will average 4.6% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product grows at a 0.7% rate during the first year of the reasonable and supportable forecast period and at a 2.0% rate in the second year. Commercial real estate and residential real estate prices were assumed to cumulatively contract 8.5% and 4.8%, respectively over the two-year reasonable and supportable forecast period. The assumptions utilized as of June 30, 2023 included an average national unemployment rate of 4.6% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product would grow 0.8% during the first year of the reasonable and supportable forecast period followed by a 2.3% rate in the second year. Commercial real estate prices were assumed to cumulatively contract 11.1% and residential real estate prices were assumed to contract 6.6% over the two-year reasonable and supportable forecast period. The assumptions utilized as of December 31, 2022 included an average national unemployment rate of 4.0% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product would grow during the first year of the reasonable and supportable period at a 1.0% annual rate followed by a 2.5% rate in the second year. Commercial real estate prices were assumed to cumulatively grow 1.9% and residential real estate prices were assumed to contract 6.2% over the two-year reasonable and supportable forecast period. Among the assumptions utilized as of September 30, 2022 was that the national unemployment rate would average 3.9% through the reasonable and supportable forecast period. The forecast also assumed gross domestic product would grow at a 1.5% rate during the first year of the reasonable and supportable forecast period and at a 2.7% rate in the second year. Commercial real estate prices were assumed to cumulatively grow 6.5% and residential real estate values were assumed to contract 4.4%, over the two-year reasonable and supportable forecast period. The assumptions utilized were based on the information available to the Company at or near the time the Company was preparing its estimate of expected credit losses as of those dates.

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

A potential downside economic scenario assumed the unemployment rate averages 7.1% during the reasonable and supportable forecast period. The scenario also assumed gross domestic product contracts 2.5% in the first year of the reasonable and supportable forecast period before recovering to 1.9% growth in the second year and commercial real estate and residential real estate prices cumulatively decline 25.3% and 11.1%, respectively, by the end of the reasonable and supportable forecast period.

A potential upside economic scenario assumed the unemployment rate averages approximately 3.3% for the duration of the reasonable and supportable forecast period. The scenario also assumes gross domestic product grows 3.4% in the initial year of the reasonable and supportable forecast period and 2.3% in the second year while commercial real estate prices cumulatively decline 0.4% and residential real estate prices cumulatively rise 1.1% over the two-year reasonable and supportable forecast period.

The scenario analyses resulted in an additional $388 million of modeled credit losses under the assumptions of the downside economic scenario, whereas under the assumptions of the upside economic scenario a $180 million reduction in modeled credit losses could occur. These examples are only a few of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of expected credit losses. The estimated impacts on credit losses in such scenarios pertain only to modeled credit losses and do not include consideration of other factors the Company may evaluate when determining its allowance for credit losses.

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

Management believes that the allowance for credit losses at September 30, 2023 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $2.1 billion at September 30, 2023, compared with $1.9 billion at each of September 30, 2022, and at December 31, 2022, and $2.0 billion at June 30, 2023. As a percentage of loans outstanding, the allowance was 1.55% at September 30, 2023, 1.46%

at each of September 30, 2022 and December 31, 2022, and 1.50% at June 30, 2023. Using the same methodology described herein, the Company added $341 million to the allowance for credit losses related to the $35.8 billion of loans and leases obtained in the acquisition of People's United on April 1, 2022. The combined Company allowance for credit losses at April 1, 2022 as a percentage of loans outstanding was 1.42%. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

The ratio of the allowance for credit losses to total nonaccrual loans at September 30, 2023, September 30, 2022, December 31, 2022 and June 30, 2023 was 88%, 77%, 79% and 82%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income

The components of other income are presented in the accompanying table.

OTHER INCOME

	Three Months Ended			Percent Change from		Nine Months Ended
	September 30, 2023	September 30, 2022	June 30, 2023	Third Quarter 2022	Second Quarter 2023	September 30, 2023	September 30, 2022	Percent Change
	(Dollars in thousands)
Mortgage banking revenues	$104,478	$83,041	$107,112	26%	-2%	$296,575	$275,115	8%
Service charges on deposit accounts	121,360	115,213	118,697	5	2	353,603	340,890	4
Trust income	155,092	186,577	172,463	-17	-10	521,357	545,874	-4
Brokerage services income	26,988	21,086	25,126	28	7	76,155	65,414	16
Trading account and non-hedging derivative gains	9,379	5,081	16,754	85	-44	37,808	12,743	197
Gain (loss) on bank investment securities	(235)	(1,108)	1,004	—	—	353	(1,913)	—
Other revenues from operations	142,519	153,189	362,015	-7	-61	664,034	436,943	52
Total other income	$559,581	$563,079	$803,171	-1%	-30%	$1,949,885	$1,675,066	16%

Mortgage banking revenues

Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities, which consist of realized gains and losses from sales of real estate loans and loan servicing rights, unrealized gains and losses on real estate loans held for sale and related commitments, real estate loan servicing fees, and other real estate loan-related fees and income. The Company's involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multi-family loan program of Fannie Mae, Freddie Mac, and the U.S. Department of Housing and Urban Development.

RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	June 30, 2023	September 30, 2023	September 30, 2022
	(in thousands)
Residential mortgage banking revenues
Gains (losses) on loans originated for sale	$8,298	$988	$8,380	$19,530	$(2,082)
Loan servicing fees	37,325	21,676	37,690	94,645	64,369
Loan sub-servicing and other fees	30,250	32,615	31,361	93,926	118,928
Total loan servicing revenues	67,575	54,291	69,051	188,571	183,297
Total residential mortgage banking revenues	$75,873	$55,279	$77,431	$208,101	$181,215
New commitments to originate loans for sale	$340,949	$47,295	$394,618	$1,011,367	$286,081

	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022
	(in thousands)
Balances at period end
Loans held for sale	$204,697	$216,277	$31,742	$42,344
Commitments to originate loans for sale	237,683	242,739	31,208	57,155
Commitments to sell loans	383,599	393,585	52,988	80,132
Capitalized mortgage servicing rights	480,780	505,175	194,335	207,944

Loans serviced for others	$40,504,163	$40,942,973	$22,329,879	$22,834,323
Loans sub-serviced for others (a)	114,598,944	112,756,135	96,026,835	81,196,851
Total loans serviced for others	$155,103,107	$153,699,108	$118,356,714	$104,031,174

(a)
The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements

•
Throughout 2022, the Company originated the majority of its residential real estate loans for retention in its loan portfolio rather than for sale. In the first quarter of 2023, the Company returned to originating for sale the majority of its newly originated residential mortgage loans. Gains associated with residential mortgage loans originated for sale increased $7 million in the recent quarter as compared with the third quarter of 2022. Similarly, gains associated with residential mortgage loans originated for sale increased $22 million in the first nine months of 2023 as compared with the similar 2022 period.
•
The increase in residential mortgage loan servicing fees of $16 million and $30 million in the three- and nine-month periods ending September 30, 2023 as compared with the similar 2022 periods, respectively, primarily reflects a $350 million bulk purchase of residential mortgage loan servicing rights associated with $19.5 billion of residential real estate loans on March 31, 2023. The decline in residential mortgage loan sub-servicing and other fees in the first nine months of 2023 as compared with the first nine months of 2022 reflects lower fees on reduced loan modification activity.
•
The higher balances of capitalized residential mortgage servicing rights and outstanding balances of residential mortgage loans serviced for others at September 30, 2023 and June 30, 2023 as compared with December 31, 2022 and September 30, 2022 each reflect the bulk purchase of residential mortgage loan servicing rights in the first quarter of 2023.

COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	June 30, 2023	September 30, 2023	September 30, 2022
	(in thousands)
Commercial mortgage banking revenues
Gains on loans originated for sale	$11,649	$11,666	$12,219	$37,795	$40,061
Loan servicing fees and other	16,956	16,096	17,462	50,679	53,839
Total commercial mortgage banking revenues	$28,605	$27,762	$29,681	$88,474	$93,900
Loans originated for sale to other investors	$934,047	$906,032	$940,442	$2,546,862	$2,204,134

	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022
	(in thousands)
Balances at period end
Loans held for sale	$226,022	$322,029	$130,652	$300,373
Commitments to originate loans for sale	338,569	309,771	348,701	401,369
Commitments to sell loans	564,591	631,800	479,353	701,742
Capitalized mortgage servicing rights	124,907	124,472	126,391	128,651

Loans serviced for others (a)	$23,933,887	$23,124,042	$22,177,153	$21,360,961
Loans sub-serviced for others	3,749,249	3,763,796	3,841,235	3,692,301
Total loans serviced for others	$27,683,136	$26,887,838	$26,018,388	$25,053,262

(a)
Includes $4.0 billion at September 30, 2023, $3.9 billion at each of June 30,2023 and December 31, 2022, and $3.7 billion at September 30, 2022 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible.
•
The decline in commercial mortgage banking revenues in the first nine months of 2023 as compared with the corresponding 2022 period reflects lower margins on commercial real estate loans originated for sale.

Service charges on deposit accounts

Service charges on deposit accounts increased $6 million in the recent quarter from the similar 2022 quarter predominantly from increased commercial service charges. The increase in service charges on deposit accounts in the first nine months of 2023 as compared with the first three quarters of 2022 reflects one additional quarter of revenues associated with the acquisition of People’s United, partially offset by a full nine-month impact in the 2023 period of the Company’s elimination of certain non-sufficient fund fees and overdraft protection transfer charges from linked deposit accounts beginning in the second quarter of 2022.

Trust income

Trust income includes fees related to two businesses. The ICS business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold retirement plan and other assets; and (iii) need investment and cash management services. The WAS business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth.

TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	June 30, 2023	September 30, 2023	September 30, 2022
	(in thousands)
Trust income
ICS	$77,463	$114,058	$90,073	$287,477	$323,112
WAS	73,818	71,372	78,755	225,747	217,249
Other	3,811	1,147	3,635	8,133	5,513
Total trust income	$155,092	$186,577	$172,463	$521,357	$545,874

	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022
	(in thousands)
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$62,769,192	$64,397,888	$152,227,591	$140,800,339
Proprietary mutual fund	14,835,311	14,103,421	12,992,062	12,696,305
Total assets under management	$77,604,503	$78,501,309	$165,219,653	$153,496,644

•
In April 2023, M&T completed the divestiture of its CIT business through a sale to a private equity firm. The resulting decline in ICS trust income associated with that business in the recent quarter was $41 million and $15 million when compared with 2022's third quarter and the second quarter of 2023, respectively. For the nine months ended September 30, 2023 ICS trust income associated with the CIT business declined $61 million as compared with the same period of 2022.
•
ICS trust income not related to the CIT business increased $25 million for the first nine months of 2023 as compared to the similar 2022 period reflecting new business and higher fund management fees.
•
WAS trust income in the recent quarter declined from the immediately preceding quarter as a result of seasonal tax service fees earned in the second quarter of 2023. The increase in trust income from the WAS business in the first nine months of 2023 as compared with the corresponding 2022 period reflected one additional quarter of operations acquired from People’s United.
•
The lower assets under management at September 30, 2023 and June 30, 2023 as compared with December 31, 2022 and September 30, 2022 reflect the sale of the CIT business in the second quarter of 2023.

Brokerage services income

Brokerage services income, which includes revenues from the sale of mutual funds and annuities, securities brokerage fees and select investment products of LPL Financial, an independent financial services broker, increased $6 million in the recent quarter as compared with the year-earlier quarter reflecting higher fees from LPL Financial. The increase in revenues in the first nine months of 2023 as compared with the first three quarters of 2022 also reflects one additional quarter of operations from the acquisition of People’s United.

Trading account and non-hedging derivative gains

The Company enters into interest rate swap agreements and foreign exchange contracts with customers who need such services and concomitantly enters into an offsetting trading position with third parties to minimize risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other non-hedging contracts entered into by the Company is included in note 10 of Notes to Financial Statements and herein under the heading "Taxable-Equivalent Net Interest Income". The comparative increase and decrease in income from trading account and non-hedging derivative gains in the recent quarter as compared with the year-earlier quarter and immediately preceding quarter, respectively, reflects changes in the volume of interest rate swap agreements with commercial customers and changes in market conditions impacting the value of assets related to the Company’s supplemental executive retirement plans. The increase in trading account and non-hedging derivative gains in the first nine months of 2023 as compared with the first nine months of 2022 also reflects one additional quarter of operations acquired from People's United.

Other revenues from operations

•
Other revenues from operations in the recent quarter decreased $11 million from the third quarter of 2022 reflecting lower insurance income due to the sale of MTIA in the fourth quarter of 2022.
•
Other revenues from operations in the recent quarter declined $219 million from the second quarter of 2023 due to the $225 million gain on the sale of CIT recorded in the second quarter of 2023.
•
Other revenues from operations in the first nine months of 2023 increased $227 million from the similar nine-month period in 2022 reflecting the $225 million gain on the sale of the CIT business in April 2023, a $15 million increase in letter of credit and other credit-related fees and an $8 million increase in tax-exempt income from bank owned life insurance, partially offset by a $28 million decline in insurance income predominately due to the sale of MTIA in the fourth quarter of 2022.

Other Expense

The components of other expense are presented in the accompanying table.

OTHER EXPENSE

	Three Months Ended			Percent Change From		Nine Months Ended
	September 30, 2023	September 30, 2022 (a)	June 30, 2023	Third Quarter 2022	Second Quarter 2023	September 30, 2023	September 30, 2022 (a)	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$726,940	$736,354	$737,665	-1%	-1%	$2,272,547	$2,090,075	9%
Equipment and net occupancy	130,842	127,117	128,689	3	2	386,435	337,584	14
Outside data processing and software	110,691	95,068	106,438	16	4	322,909	268,607	20
FDIC assessments	29,364	28,105	27,932	4	5	87,054	66,266	31
Advertising and marketing	22,898	21,398	28,353	7	-19	82,314	58,057	42
Printing, postage and supplies	13,964	14,768	14,199	-5	-2	42,346	40,488	5
Amortization of core deposit and other intangible assets	14,946	18,384	14,945	-19	—	47,099	38,024	24
Other costs of operations	227,893	238,059	234,338	-4	-3	688,623	743,047	-7
Total other expense	$1,277,538	$1,279,253	$1,292,559	—%	-1%	$3,929,327	$3,642,148	8%

(a)
Included in the 2022 amounts are expenses considered "nonoperating" in nature. Table 2 provides a summary of merger-related expenses in the reconciliation of quarterly GAAP amounts to non-GAAP measures.

Other expense aggregated $1.28 billion in each of the third quarter of 2023 and 2022, compared with $1.29 billion in the second quarter of 2023. Included in those amounts are expenses considered to be "nonoperating" in nature consisting of amortization of core deposit and other intangible assets of $15 million in each of the third and second quarters of 2023, compared with $18 million in the third quarter of 2022, and merger-related costs of $53 million in the third quarter of 2022. There were no merger-related expenses incurred in the second and third quarters of 2023. Exclusive of those nonoperating expenses, noninterest operating expenses were $1.26 billion and $1.21 billion in the third quarter of 2023 and 2022, respectively, and $1.28 billion in 2023's second quarter. Other expense for the first nine months of 2023 totaled $3.93 billion, an increase of $287 million from $3.64 billion in the first nine months of 2022. Excluding nonoperating expenses consisting of amortization of core deposit and other intangible assets of $47 million and $38 million in the first nine months of 2023 and 2022, respectively, and merger-related costs of $293 million in the first three quarters of 2022, noninterest operating expenses aggregated $3.88 billion and $3.31 billion in the first nine months of 2023 and 2022, respectively. There were no merger-related costs in the first nine months of 2023. Changes in operating expenses for the periods presented are described below:

Salaries and employee benefits

•
Merger-related salaries and employee benefits expenses were $13 million and $98 million, respectively, for the three and nine months ended September 30, 2022.

•
The number of full time equivalent employees was 22,424 at September 30, 2023, compared with 22,879 at September 30, 2022 and 22,946 at June 30, 2023.
•
Salaries and employee benefits operating expenses increased a modest $4 million in the recent quarter as compared with the year-earlier quarter. Salaries and employee benefits operating expenses decreased $11 million in the recent quarter from the second quarter of 2023 reflecting lower average full-time equivalent employees and a decline in expenses for contracted resources and overtime.
•
Salaries and employee benefits operating expenses increased $281 million in the first three quarters of 2023 as compared with the corresponding year-earlier period reflecting the addition of People's United employees at the beginning of the second quarter of 2022, higher salaries from increased average legacy staffing levels, annual merit increases, a rise in incentive compensation, including stock-based compensation, and increases in employee benefits costs.

Nonpersonnel operating expenses

•
Nonpersonnel merger-related expenses aggregated $40 million in the third quarter of 2022 and $195 million in the first nine months of 2022.
•
Nonpersonnel operating expenses increased $51 million to $536 million in the recent quarter from $485 million in the year-earlier third quarter. That increase includes higher outside data processing and software costs of $18 million and a $23 million rise in other costs of operations resulting from the amortization of the bulk purchase of residential mortgage loan servicing rights purchased in March 2023 and losses associated with certain retail banking activities, partially offset by lower professional and other outside services expenses reflecting lower sub-advisory fees following the sale of the CIT business.
•
Nonpersonnel operating expenses aggregated $540 million in the second quarter of 2023. The $4 million decline in those expenses for the recent quarter as compared with 2023's second quarter reflects lower sub-advisory fees following the sale of the CIT business in April 2023 and a decline in legal-related expenses, partially offset by losses associated with certain retail banking activities.
•
Nonpersonnel operating expenses were $1.61 billion in the first nine months of 2023, compared with $1.32 billion in the corresponding 2022 period. The $290 million increase in nonpersonnel operating expenses in the first nine months of 2023 as compared with the year-earlier period reflects one additional quarter of operations associated with the acquisition of People's United. Also contributing to that increase were higher professional and other outside services expense, outside data processing and software expenses, deposit insurance, check fraud and other losses associated with certain retail banking activities and expenses related to the bulk purchase of residential mortgage loan servicing rights.

The efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), measures the relationship of noninterest operating expenses to revenues. The Company’s efficiency ratio was 53.7% during the recent quarter, compared with 53.6% and 48.9% in the third quarter of 2022 and second quarter of 2023, respectively. The efficiency ratio for the nine-month periods ended September 30, 2023 and 2022 were 52.6% and 58.1%, respectively.

On May 11, 2023, the FDIC released a proposed rule that would impose a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception in connection with the receiverships of Silicon Valley Bank and Signature Bank. Under the proposed rule, the assessment base would be the estimated uninsured deposits of an insured depository institution at December 31, 2022, excluding the first $5 billion of those estimated uninsured deposits. The special assessments would be collected at an annual rate of approximately 12.5 basis points per year (3.13 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Under the proposed rule, the estimated loss pursuant to the systemic risk determination may be periodically adjusted by the FDIC. M&T expects the special assessments, as currently contemplated, would be tax deductible. Although the proposal could be revised, the total of the assessments for the Company is estimated at $183 million and such amount is expected to be recorded as an expense in the quarter of enactment. Such expense would significantly affect noninterest expense and results of operations for that future quarter. Refer to note 13 of Notes to Financial Statements for additional information on the FDIC special assessment.

Income Taxes

Income tax expense was $217 million in the third quarter of 2023, compared with $201 million in the year-earlier quarter and $293 million in the second quarter of 2023. For the nine-month periods ended September 30, 2023 and 2022, the provisions for income taxes were $735 million and $374 million, respectively. The effective tax rates were 24.0%, 23.7% and 25.2% for the quarters ended September 30, 2023, September 30, 2022 and June 30, 2023, respectively, and 24.5% and 23.4% for the nine-month periods ended September 30, 2023 and 2022, respectively.

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

Capital

Shareholders’ equity was $26.2 billion at September 30, 2023, representing 12.53% of total assets, compared with $25.3 billion or 12.76% a year earlier and $25.3 billion or 12.61% at December 31, 2022. Shareholders' equity at each period end reflects the issuance of 50,325,004 M&T common shares and other common equity consideration totaling $8.4 billion for the acquisition of People's United and the conversion of People's United preferred stock into 10,000,000 shares of Series H Preferred Stock amounting to $261 million on April 1, 2022. Included in shareholders’ equity was preferred stock with financial statement carrying values of $2.0 billion at each of September 30, 2023, December 31, 2022 and September 30, 2022.

Common shareholders’ equity was $24.2 billion, or $145.72 per share, at September 30, 2023, compared with $23.2 billion, or $134.45 per share, a year earlier and $23.3 billion, or $137.68 per share, at December 31, 2022. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $93.99 at the end of the recent quarter, compared with $84.28 at September 30, 2022 and $86.59 at December 31, 2022. The Company’s ratio of tangible common equity to tangible assets was 7.78% at September 30, 2023, compared with 7.70% a year earlier and 7.63% at December 31, 2022. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in table 2.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. Net unrealized losses on investment securities reflected in shareholders’ equity, net of applicable tax effect, were $331 million or $2.00 per common share at September 30, 2023, $348 million or $2.01 per common share at September 30, 2022 and $329 million, or $1.94 per common share, at December 31, 2022. Changes in unrealized gains and losses on investment securities are predominantly reflective of the impact of changes in interest rates on the values of such securities. Information about unrealized gains and losses on investment securities as of September 30, 2023 and December 31, 2022 is included in note 3 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at September 30, 2023 were pre-tax effect unrealized gains of $154 thousand on securities with an amortized cost of $6 million and pre-tax effect unrealized losses of $447 million on securities with an amortized cost of $11.0 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 12 of Notes to Financial Statements. Each reporting period the Company reviews its available-for-sale investment securities for declines in value that might be indicative of credit-related losses through an analysis of the creditworthiness of the issuer or the credit performance of the underlying collateral supporting the bond. If the Company does not expect to recover the entire amortized cost basis of a debt security a credit loss is recognized in the Consolidated Statement of Income. A loss is also recognized if the Company intends to sell a bond or it more likely than not will be required to sell a bond before recovery of the amortized cost basis. As of September 30, 2023, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of September 30, 2023, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term. The Company estimated no material credit losses for its investment securities classified as held-to-maturity at September 30, 2023 and December 31, 2022. The amortized cost basis of obligations of states and political subdivisions in the held-to-maturity portfolio totaled $2.5 billion at September 30, 2023 and $2.6 billion at December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $44 million and $50 million, respectively, and a fair value of $46 million and $51 million, respectively. At September 30, 2023, 81% of those mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company concluded that as of September 30, 2023, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities. Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Adjustments to reflect the funded status of defined benefit pension and other postretirement plans, net of applicable tax effect, reduced accumulated other comprehensive income by $207 million or $1.25 per common share at September 30, 2023, $258 million or $1.49 per common share at September 30, 2022 and $202 million or $1.19 per common share at December 31, 2022.

Other adjustments, substantially comprised of net unrealized losses on interest rate swaps designated as cash flow hedges, net of applicable tax effect, reduced accumulated other comprehensive income by $404 million or $2.43 per common share at September 30, 2023, $294 million or $1.70 per common share at September 30, 2022 and $259 million or $1.53 per common share at December, 31, 2022. Information about net unrealized losses on interest rate swaps designated as cash flow hedges is provided in note 10 of the Notes to Financial Statements.

On July 19, 2022, M&T's Board of Directors authorized a stock purchase program to repurchase up to $3.0 billion of common shares subject to all applicable regulatory reporting limitations. The plan authorized in July 2022 replaced a previously authorized stock repurchase program. M&T repurchased 3,282,449 shares of its common stock for a total cost of $600 million under the program in the third quarter of 2022. No share repurchases occurred in the second and third quarter of 2023. M&T repurchased 3,838,157 shares totaling $600 million and 6,788,395 shares totaling $1.2 billion during the nine-month periods ended September 30, 2023 and 2022, respectively. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions.

Cash dividends declared on M&T's common stock totaled $217 million in each of the two most recent quarters, compared with $210 million in the quarter ended September 30, 2022. Common stock dividends during the nine-month periods ended September 30, 2023 and 2022 were $653 million and $581 million, respectively. Cash dividends declared on preferred stock aggregated $25 million in each quarter ended September 30, 2023, June 30, 2023 and September 30, 2022. Preferred stock dividends totaled $75 million and $72 million during the first nine months of 2023 and 2022, respectively.

M&T and its subsidiary banks are required to comply with applicable capital adequacy standards established by the federal banking agencies. Pursuant to those regulations, the minimum capital ratios are as follows:

•
4.5% CET1 to risk-weighted assets (each as defined in the capital regulations);
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

Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a stress capital buffer requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1. M&T's stress capital buffer at September 30, 2023 was 4.7%. In June 2023, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2023, M&T's stress capital buffer of 4.0% became effective.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of September 30, 2023 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

September 30, 2023

	M&T	M&T	Wilmington
	(Consolidated)	Bank	Trust, N.A.

CET1	10.95%	11.66%	262.54%
Tier 1 capital	12.27%	11.66%	262.54%
Total capital	13.99%	13.10%	262.97%
Tier 1 leverage	9.43%	8.95%	71.61%

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the DIF of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of the 2022 Annual Report.

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

Segment Information

The Company's reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Financial information about the Company's segments is presented in note 14 of Notes to Financial Statements. The reportable segments are Business Banking, Commercial Banking, Commercial Real Estate, Discretionary Portfolio, Residential Mortgage Banking and Retail Banking. As described in the 2022 Annual Report, certain lending relationships within the hospitality sector were realigned from the Commercial Banking segment to the Commercial Real Estate segment and certain expenses were reallocated from the All Other segment to various reportable segments in the fourth quarter of 2022. During 2022, the Company also realigned certain acquired operations associated with People's United requiring reclassifications of certain revenues and expenses among the reportable segments. The results and analysis provided herein are reflective of those changes.

The Business Banking segment contributed net income of $117 million during the quarter ended September 30, 2023, compared with $93 million in the year-earlier quarter and $116 million in the second quarter of 2023. As compared with the third quarter of 2022, the improved performance reflected an increase in net interest income of $48 million resulting from a comparatively higher interest rate environment in the recent quarter, partially offset by a $9 million increase in the provision for credit losses and a $6 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Business Banking segment. The higher net interest income reflected a 120 basis point widening of the net interest margin on deposits that was partially offset by a decline in average outstanding deposit balances of $2.3 billion. The recent quarter’s modest increase in net income as compared with 2023’s second quarter reflected a $14 million increase in net interest income resulting from a widening of the net interest margin on loans and deposits of 41 and 8 basis points, respectively, partially offset by an increase in the provision for credit losses of $8 million. Net income earned by the Business Banking segment totaled $347 million during the first nine months of 2023, compared with $200 million in the year-earlier period. That increase was attributable to a $247 million rise in net interest income, reflecting a 173 basis point widening of the net interest margin on deposits that was partially offset by a 78 basis point narrowing of the net interest margin on loans. Those favorable factors were partially offset by a $29 million increase in centrally-allocated costs associated with data processing, risk management and other support services, a $13 million increase in the provision for credit losses and higher personnel-related costs of $12 million, all reflecting one additional quarter of operations associated with the acquisition of People’s United.

Net income of the Commercial Banking segment was $168 million in the recent quarter, compared with $211 million in 2022’s third quarter and $166 million in the second quarter of 2023. The decline in net income in the third quarter of 2023 as compared with the year-earlier quarter reflected a $51 million decrease in net interest income, higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Banking segment of $18 million and reduced credit-related fees (predominantly loan syndication fees) of $12 million, partially offset by a $15 million decrease in the provision for credit losses. The lower net interest income was mainly driven by a 48 basis point narrowing of the net interest margin on loans and a shift to lower margin deposit balances, partially offset by an increase in average outstanding loan balances of $4.6 billion. The modestly higher net income in the recent quarter as compared with the second quarter of 2023 was due to an $11 million decrease in the provision for credit losses, partially offset by lower credit-related fees of $6 million. Net income for the first nine months of 2023 aggregated $553 million, compared with $501 million in the similar 2022 period, reflecting the impact of one additional quarter of operations associated with the acquisition of People’s United. Higher net interest income of $128 million, an increase in credit-related fees of $22 million and a $14 million decrease in the provision for credit losses were partially offset by a $77 million rise in centrally-allocated costs associated with data processing, risk management and other support services and higher personnel-related costs of $39 million reflecting an additional quarter of salaries and employee benefits expenses associated with People's United personnel. The higher net interest income resulted primarily from a 68 basis point widening of the net interest margin on deposits and higher average outstanding loan balances (reflecting loans obtained in the People’s United acquisition and lending activities to financial services customers) of $10.3 billion, partially offset by a 43 basis point narrowing of the net interest margin on loans.

The Commercial Real Estate segment recorded net income of $72 million in the third quarter of 2023, compared with $110 million in the year-earlier period and $39 million in the second quarter of 2023. The decline in net income in 2023's third quarter as compared with the third quarter of 2022 was due to a $15 million decrease in net interest income and a $30 million increase in the provision for credit losses. The lower net interest income was predominantly due to a decline in average outstanding loan and deposit balances of $1.0 billion and $680 million, respectively. The improvement in net income in the recent quarter as compared with the immediately preceding quarter reflected a $29 million decrease in the provision for credit losses, due to lower net charge-offs, and higher net interest income of $14 million driven by an 18 basis point widening of the net interest margin on loans. Net income for the Commercial Real Estate segment totaled $193 million during the first three quarters of 2023, compared with $339 million in the similar 2022 period. That year-over-year decline resulted from a $136 million increase in the provision for credit losses, due to higher net charge-offs, a $37 million rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Real Estate segment and a $30 million decrease in net interest income. The lower net interest income was driven by a 36 basis point narrowing of the net interest margin on loans, partially offset by an 82 basis point widening of the net interest margin on deposits and higher average outstanding loan balances of $1.2 billion reflecting an additional quarter of loans obtained in the acquisition of People's United.

The Discretionary Portfolio segment recognized a net loss of $22 million during the three-month period ended September 30, 2023, compared with $6 million in the year-earlier period and $32 million in the second quarter of 2023. The decline in the recent quarter’s results as compared with the third quarter of 2022 reflected a $46 million decrease in net interest income, driven by increased interest expense from interest rate swap agreements utilized as part of the Company's management of interest rate risk, partially offset by a decrease of $8 million in intersegment fees paid to the Residential Mortgage Banking segment reflecting the Company's return in the first quarter of 2023 to originating for sale the majority of its newly originated residential mortgage loans. The improved performance in 2023’s third quarter as compared with the immediately preceding quarter resulted from lower personnel-related and other costs. For the first nine months, the Discretionary Portfolio segment recorded a net loss of $94 million in 2023, compared with net income of $73 million in the similar 2022 period. That decline was predominantly due to lower net interest income of $272 million, reflecting the Company's management of interest rate risk through interest rate swap agreements as well as increased balances of lower margin wholesale funding. Favorable factors partially offsetting that decrease were lower intersegment fees paid to the Residential Mortgage Banking segment of $41 million and a rise in trading and non-hedging derivative gains of $11 million reflecting one additional quarter of activity from operations acquired from People's United as compared with the same 2022 period.

The Residential Mortgage Banking segment recorded a net loss of $14 million in the third quarter of 2023, compared with net losses in the year-earlier quarter and 2023’s second quarter of $2 million and $15 million, respectively. The higher net loss in the recent quarter as compared with the similar 2022 period was predominantly attributable to lower revenues associated with mortgage loan origination and sales activities (including intersegment revenues) of $7 million. Net losses in the first nine months of 2023 for the Residential Mortgage Banking segment aggregated $42 million, compared with net income of $33 million in the corresponding 2022 period. That decline was attributable to lower revenues associated with residential mortgage loan origination and sales activities (including intersegment revenues) of $34 million, lower net interest income of $29 million, reflecting higher costs to fund mortgage loan servicing assets, and higher foreclosure expenses of $10 million.

Net income for the Retail Banking segment totaled $343 million in the recent quarter, compared with $183 million in the third quarter of 2022 and $337 million in the second quarter of 2023. The increase from the third quarter of 2022 was largely attributable to a $224 million increase in net interest income reflecting a 152 basis point widening of the net interest margin on deposits, partially offset by lower average outstanding deposit balances of $4.6 billion. Net income in the recent quarter increased as compared with the second quarter of 2023 primarily due to higher net interest income of $12 million. The Retail Banking segment recorded net income of $996 million and $366 million in the first nine months of 2023 and 2022, respectively. That increase was predominantly due to a $1.0 billion rise in net interest income, reflecting a 199 basis point widening of the net interest margin on deposits and higher average outstanding deposit balances of $3.3 billion due, in part, to deposits assumed on April 1, 2022 in the People's United transaction. Partially offsetting that favorable factor was an increase in the provision for credit losses of $46 million and higher levels of personnel, occupancy and other expenses reflecting an additional three months of operations acquired from People’s United as compared with the same period in 2022.

The “All Other” category includes other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the amortization of core deposit and other intangible assets resulting from the acquisitions of financial institutions, distributions from BLG, merger-related expenses resulting from acquisitions, and the net impact of the Company’s allocation methodologies for internal transfers for funding charges and credits associated with the earning assets and interest-bearing liabilities of the Company’s reportable segments and the provision for credit losses. The “All Other” category also includes trust income of the Company that reflects the ICS and WAS business activities. The various components of the “All Other” category resulted in net income of $26 million in the third quarter of 2023, compared with $58 million in the third 2022 quarter and $256 million in the second quarter of 2023. The lower net income in the recent quarter as compared with the third quarter of 2022 resulted from lower net interest income of $62 million and lower trust income of $31 million due mainly to the divestiture of the CIT business in April 2023, offset partially by the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments. The lower net income in the recent quarter as compared with 2023’s second quarter was primarily due to the $225 million gain on sale of the CIT business recorded in the second quarter of 2023. The “All Other” category recorded net income of $306 million in the first nine months of 2023, compared with net losses of $286 million in the similar 2022 period. The primary factors contributing to the improved performance in the 2023 period was a rise in net interest income of $310 million attributable to a 201 basis point widening of the net interest margin on deposits related to the WAS and ICS businesses, the $225 million gain on the sale of the CIT business in the second quarter of 2023, a decline in the provision for credit losses of $183 million reflecting a $242 million provision for credit losses in the second quarter of 2022 on loans acquired from People’s United not deemed to be PCD, the favorable impact from the Company’s allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments, and lower merger-related costs associated with People’s United. Increased expenses generally resulting from one additional quarter of operations from People's United partially offset those favorable factors.

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

Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "target," "estimate," "continue," or "potential," by future conditional verbs such as "will," "would," "should," "could," or "may," or by variations of such words or by similar expressions. These statements are not guarantees of future performance and involve Future Factors which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

M&T provides further detail regarding these risks and uncertainties in the 2022 Annual Report, including in the Risk Factors section of such report, as well as in other SEC filings. Forward-looking statements speak only as of the date made, and M&T does not assume any duty and does not undertake to update forward-looking statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2023 Quarters			2022 Quarters
	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Amounts in thousands, except per share
Interest income (taxable-equivalent basis)	$2,655,734	2,529,511	2,340,447	2,085,594	1,793,340	1,475,868	931,490
Interest expense	866,011	716,496	508,721	244,835	102,822	53,425	24,082
Net interest income	1,789,723	1,813,015	1,831,726	1,840,759	1,690,518	1,422,443	907,408
Less: provision for credit losses	150,000	150,000	120,000	90,000	115,000	302,000	10,000
Other income	559,581	803,171	587,133	681,537	563,079	571,100	540,887
Less: other expense	1,277,538	1,292,559	1,359,230	1,408,288	1,279,253	1,403,154	959,741
Income before income taxes	921,766	1,173,627	939,629	1,024,008	859,344	288,389	478,554
Applicable income taxes	217,490	292,707	224,543	245,252	200,921	60,141	113,146
Taxable-equivalent adjustment	14,335	13,886	13,462	13,385	11,827	10,726	3,234
Net income	$689,941	867,034	701,624	765,371	646,596	217,522	362,174
Net income available to common shareholders-diluted	$663,766	840,524	675,511	739,126	620,554	192,236	339,590
Per common share data
Basic earnings	$4.00	5.07	4.03	4.32	3.55	1.08	2.63
Diluted earnings	3.98	5.05	4.01	4.29	3.53	1.08	2.62
Cash dividends	$1.30	1.30	1.30	1.20	1.20	1.20	1.20
Average common shares outstanding
Basic	165,909	165,842	167,732	171,187	174,609	177,367	128,945
Diluted	166,570	166,320	168,410	172,149	175,682	178,277	129,416
Performance ratios, annualized
Return on
Average assets	1.33%	1.70%	1.40%	1.53%	1.28%	.42%	.97%
Average common shareholders’ equity	10.99%	14.27%	11.74%	12.59%	10.43%	3.21%	8.55%
Net interest margin on average earning assets (taxable-equivalent basis)	3.79%	3.91%	4.04%	4.06%	3.68%	3.01%	2.65%
Nonaccrual loans to total loans and leases, net of unearned discount	1.77%	1.83%	1.92%	1.85%	1.89%	2.05%	2.32%
Net operating (tangible) results (a)
Net operating income (in thousands)	$701,568	878,661	714,935	812,359	700,030	577,622	375,999
Diluted net operating income per common share	$4.05	5.12	4.09	4.57	3.83	3.10	2.73
Annualized return on
Average tangible assets	1.41%	1.80%	1.49%	1.70%	1.44%	1.16%	1.04%
Average tangible common shareholders’ equity	17.41%	22.73%	19.00%	21.29%	17.89%	14.41%	12.44%
Efficiency ratio (b)	53.7%	48.9%	55.5%	53.3%	53.6%	58.3%	64.9%
Balance sheet data
In millions, except per share
Average balances
Total assets (c)	$205,791	204,376	202,599	198,592	201,131	208,865	151,648
Total tangible assets (c)	197,199	195,764	193,957	189,934	192,450	200,170	147,053
Earning assets	187,403	185,936	184,069	179,914	182,382	189,755	138,624
Investment securities	27,993	28,623	27,622	25,297	23,945	22,384	7,724
Loans and leases, net of unearned discount	132,617	133,545	132,012	129,406	127,525	127,599	92,159
Deposits	162,688	159,399	161,537	163,468	167,271	174,683	128,055
Borrowings	12,585	15,055	11,505	5,385	4,194	4,408	3,498
Common shareholders’ equity (c)	24,009	23,674	23,366	23,335	23,654	24,079	16,144
Tangible common shareholders’ equity (c)	15,417	15,062	14,724	14,677	14,973	15,384	11,549
At end of quarter
Total assets (c)	$209,124	207,672	202,956	200,730	197,955	204,033	149,864
Total tangible assets (c)	200,538	199,074	194,321	192,082	189,281	195,344	145,269
Earning assets	189,942	188,504	183,853	181,855	178,351	185,109	137,237
Investment securities	27,336	27,916	28,443	25,211	24,604	22,802	9,357
Loans and leases, net of unearned discount	132,355	133,344	132,938	131,564	128,226	128,486	91,808
Deposits	164,128	162,058	159,075	163,515	163,845	170,358	126,319
Borrowings	13,854	15,325	14,458	7,519	4,377	4,137	3,494
Common shareholders’ equity (c)	24,186	23,790	23,366	23,307	23,245	23,784	16,126
Tangible common shareholders’ equity (c)	15,600	15,192	14,731	14,659	14,571	15,095	11,531
Equity per common share	145.72	143.41	140.88	137.68	134.45	135.16	124.93
Tangible equity per common share	93.99	91.58	88.81	86.59	84.28	85.78	89.33

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2023 Quarters			2022 Quarters
	Third	Second	First	Fourth	Third	Second	First
Income statement data (in thousands, except per share)
Net income
Net income	$689,941	867,034	701,624	765,371	646,596	217,522	362,174
Amortization of core deposit and other intangible assets (a)	11,627	11,627	13,311	13,559	14,141	14,138	933
Merger-related expenses (a)	—	—	—	33,429	39,293	345,962	12,892
Net operating income	$701,568	878,661	714,935	812,359	700,030	577,622	375,999
Earnings per common share
Diluted earnings per common share	$3.98	5.05	4.01	4.29	3.53	1.08	2.62
Amortization of core deposit and other intangible assets (a)	.07	.07	.08	.08	.08	.08	.01
Merger-related expenses (a)	—	—	—	.20	.22	1.94	.10
Diluted net operating earnings per common share	$4.05	5.12	4.09	4.57	3.83	3.10	2.73
Other expense
Other expense	$1,277,538	1,292,559	1,359,230	1,408,288	1,279,253	1,403,154	959,741
Amortization of core deposit and other intangible assets	(14,946)	(14,945)	(17,208)	(17,600)	(18,384)	(18,384)	(1,256)
Merger-related expenses	—	—	—	(45,113)	(53,027)	(222,809)	(17,372)
Noninterest operating expense	$1,262,592	1,277,614	1,342,022	1,345,575	1,207,842	1,161,961	941,113
Merger-related expenses
Salaries and employee benefits	$—	—	—	3,670	13,094	85,299	87
Equipment and net occupancy	—	—	—	2,294	2,106	502	1,807
Outside data processing and software	—	—	—	2,193	2,277	716	252
Advertising and marketing	—	—	—	5,258	2,177	1,199	628
Printing, postage and supplies	—	—	—	2,953	651	2,460	722
Other costs of operations	—	—	—	28,745	32,722	132,633	13,876
Other expense	—	—	—	45,113	53,027	222,809	17,372
Provision for credit losses	—	—	—	—	—	242,000	—
Total	$—	—	—	45,113	53,027	464,809	17,372
Efficiency ratio
Noninterest operating expense (numerator)	$1,262,592	1,277,614	1,342,022	1,345,575	1,207,842	1,161,961	941,113
Taxable-equivalent net interest income	$1,789,723	1,813,015	1,831,726	1,840,759	1,690,518	1,422,443	907,408
Other income	559,581	803,171	587,133	681,537	563,079	571,100	540,887
Less: Gain (loss) on bank investment securities	(235)	1,004	(416)	(3,773)	(1,108)	(62)	(743)
Denominator	$2,349,539	2,615,182	2,419,275	2,526,069	2,254,705	1,993,605	1,449,038
Efficiency ratio	53.7%	48.9%	55.5%	53.3%	53.6%	58.3%	64.9%
Balance sheet data (in millions)
Average assets
Average assets	$205,791	204,376	202,599	198,592	201,131	208,865	151,648
Goodwill	(8,465)	(8,473)	(8,490)	(8,494)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(170)	(185)	(201)	(218)	(236)	(254)	(3)
Deferred taxes	43	46	49	54	56	60	1
Average tangible assets	$197,199	195,764	193,957	189,934	192,450	200,170	147,053
Average common equity
Average total equity	$26,020	25,685	25,377	25,346	25,665	26,090	17,894
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(1,750)
Average common equity	24,009	23,674	23,366	23,335	23,654	24,079	16,144
Goodwill	(8,465)	(8,473)	(8,490)	(8,494)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(170)	(185)	(201)	(218)	(236)	(254)	(3)
Deferred taxes	43	46	49	54	56	60	1
Average tangible common equity	$15,417	15,062	14,724	14,677	14,973	15,384	11,549
At end of quarter
Total assets
Total assets	$209,124	207,672	202,956	200,730	197,955	204,033	149,864
Goodwill	(8,465)	(8,465)	(8,490)	(8,490)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(162)	(177)	(192)	(209)	(227)	(245)	(3)
Deferred taxes	41	44	47	51	54	57	1
Total tangible assets	$200,538	199,074	194,321	192,082	189,281	195,344	145,269
Total common equity
Total equity	$26,197	25,801	25,377	25,318	25,256	25,795	17,876
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(1,750)
Common equity	24,186	23,790	23,366	23,307	23,245	23,784	16,126
Goodwill	(8,465)	(8,465)	(8,490)	(8,490)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(162)	(177)	(192)	(209)	(227)	(245)	(3)
Deferred taxes	41	44	47	51	54	57	1
Total tangible common equity	$15,600	15,192	14,731	14,659	14,571	15,095	11,531

(a)
After any related tax effect.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 3

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2023 Third Quarter			2023 Second Quarter			2023 First Quarter
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$44,625	$787,973	7.01%	$44,531	$754,312	6.79%	$42,428	$676,194	6.46%
Real estate – commercial	44,230	724,911	6.41	44,944	710,284	6.25	45,327	659,099	5.82
Real estate – consumer	23,573	243,684	4.14	23,781	243,896	4.10	23,770	235,141	3.96
Consumer	20,189	313,275	6.16	20,289	297,217	5.88	20,487	286,596	5.67
Total loans and leases, net	132,617	2,069,843	6.19	133,545	2,005,709	6.02	132,012	1,857,030	5.70
Interest-bearing deposits at banks	26,657	362,840	5.40	23,617	302,429	5.14	24,312	278,417	4.64
Federal funds sold and agreements to resell securities	—	—	5.79	—	6	5.53	—	2	4.89
Trading account	136	1,377	4.05	151	994	2.66	123	712	2.32
Investment securities (b)
U.S. Treasury and federal agencies	24,166	176,780	2.90	24,630	179,452	2.92	23,795	166,978	2.85
Obligations of states and political subdivisions	2,527	23,549	3.70	2,555	23,600	3.71	2,570	23,751	3.75
Other	1,300	21,345	6.51	1,438	17,321	4.83	1,257	13,557	4.38
Total investment securities	27,993	221,674	3.14	28,623	220,373	3.09	27,622	204,286	3.00
Total earning assets	187,403	2,655,734	5.62	185,936	2,529,511	5.46	184,069	2,340,447	5.16
Allowance for credit losses	(1,998)			(1,985)			(1,938)
Cash and due from banks	1,730			1,747			1,952
Other assets	18,656			18,678			18,516
Total assets	$205,791			$204,376			$202,599
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$89,274	$494,219	2.20	$87,210	$368,362	1.69	$88,053	$277,068	1.28
Time deposits	19,528	201,541	4.09	16,009	150,337	3.77	11,630	89,197	3.11
Total interest-bearing deposits	108,802	695,760	2.54	103,219	518,699	2.02	99,683	366,265	1.49
Short-term borrowings	5,346	69,481	5.16	7,539	95,996	5.11	4,994	57,776	4.69
Long-term borrowings	7,240	100,770	5.52	7,516	101,801	5.43	6,511	84,680	5.27
Total interest-bearing liabilities	121,388	866,011	2.83	118,274	716,496	2.43	111,188	508,721	1.86
Noninterest-bearing deposits	53,886			56,180			61,854
Other liabilities	4,497			4,237			4,180
Total liabilities	179,771			178,691			177,222
Shareholders’ equity	26,020			25,685			25,377
Total liabilities and shareholders’ equity	$205,791			$204,376			$202,599
Net interest spread			2.79			3.03			3.30
Contribution of interest-free funds			1.00			.88			.74
Net interest income/margin on earning assets		$1,789,723	3.79%		$1,813,015	3.91%		$1,831,726	4.04%

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
Average balance in millions; interest in thousands
Assets
Earning assets
Loans and leases, net of unearned discount (a)
Commercial, financial, etc.	$40,038	$581,161	5.76%	$38,321	$470,738	4.87%
Real estate – commercial	45,690	591,290	5.06	46,282	531,225	4.49
Real estate – consumer	23,334	228,391	3.92	22,962	220,464	3.84
Consumer	20,344	270,590	5.28	19,960	239,471	4.76
Total loans and leases, net	129,406	1,671,432	5.12	127,525	1,461,898	4.55
Interest-bearing deposits at banks	25,089	237,021	3.75	30,752	172,956	2.23
Federal funds sold and agreements to resell securities	—	4	4.32	29	41	.55
Trading account	122	652	2.13	131	583	1.78
Investment securities (b)
U.S. Treasury and federal agencies	21,590	140,315	2.58	20,227	124,084	2.43
Obligations of states and political subdivisions	2,607	24,228	3.67	2,688	23,626	3.49
Other	1,100	11,942	4.31	1,030	10,152	3.91
Total investment securities	25,297	176,485	2.77	23,945	157,862	2.62
Total earning assets	179,914	2,085,594	4.60	182,382	1,793,340	3.90
Allowance for credit losses	(1,888)			(1,822)
Cash and due from banks	1,989			1,962
Other assets	18,577			18,609
Total assets	$198,592			$201,131
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest-bearing deposits
Savings and interest-checking deposits	$87,068	$167,421	.76	$89,360	$68,690	.31
Time deposits	6,182	20,119	1.29	5,050	1,124	.09
Total interest-bearing deposits	93,250	187,540	.80	94,410	69,814	.29
Short-term borrowings	1,632	13,336	3.24	913	2,670	1.16
Long-term borrowings	3,753	43,959	4.65	3,281	30,338	3.67
Total interest-bearing liabilities	98,635	244,835	.98	98,604	102,822	.41
Noninterest-bearing deposits	70,218			72,861
Other liabilities	4,393			4,001
Total liabilities	173,246			175,466
Shareholders’ equity	25,346			25,665
Total liabilities and shareholders’ equity	$198,592			$201,131
Net interest spread			3.62			3.49
Contribution of interest-free funds			.44			.19
Net interest income/margin on earning assets		$1,840,759	4.06%		$1,690,518	3.68%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale securities at amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained under the caption “Taxable-equivalent Net Interest Income” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of September 30, 2023. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Item 1A. to Part I of the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)

July 1 - July 31, 2023	—	$—	—	$1,200,060,000
August 1 - August 31, 2023	—	—	—	1,200,060,000
September 1 - September 30, 2023	1,728	126.97	—	1,200,060,000
Total	1,728	$126.97	—

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

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 6, 2023	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer