Form 10-K
period 2023-12-31
M&T BANK CORP
filed 2024-02-21
CIK 36270

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Commission file number 1-9861

M&T BANK CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0968385
(State of incorporation)	(I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

716-635-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $0.50 par value	MTB	New York Stock Exchange
Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H	MTBPrH	New York Stock Exchange

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

Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2023: $19,900,658,494.

Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 16, 2024: 166,624,291 shares.

Documents Incorporated By Reference:

(1) Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Buffalo, NY, United States

M&T BANK CORPORATION

Form 10-K for the year ended December 31, 2023

CROSS-REFERENCE SHEET

		Form 10-K Page
Glossary of terms		1
PART I
Item 1.	Business	3
Disclosure pursuant to subpart 1400 of Regulation S-K
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential

A.	Average balance sheets	60
B.	Interest income/expense and resulting yield or rate on average interest-earning assets and interest‑bearing liabilities	60
C.	Rate/volume variances	61

II.	Investments in debt securities
	A.	Maturity schedule and weighted-average yield	94
III.	Loan portfolio
	A.	Maturity schedule	95
IV.	Allowance for credit loss
	A.	Credit ratios	74-75
		Factors driving material changes in credit ratios or related components	73-83, 141-147
	B.	Allocation of the allowance for credit losses	83, 141
V.	Deposits
	A.	Average balances and rates	60
	B.	Uninsured deposits and time deposits over $250,000	68-69, 93, 96

A.	Principal market	50
B.	Approximate number of holders at year-end	50
C.	Frequency and amount of dividends declared	102, 111, 122
D.	Restrictions on dividends	10
E.	Securities authorized for issuance under equity compensation plans	50
F.	Performance graph	51
G.	Repurchases of common stock	52

Item 6.	Selected Financial Data	52
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	113

Item 8.	Financial Statements and Supplementary Data	113

A.	Report on Internal Control Over Financial Reporting	114
B.	Report of Independent Registered Public Accounting Firm	115
C.	Consolidated Balance Sheet — December 31, 2023 and 2022	118
D.	Consolidated Statement of Income — Years ended December 31, 2023, 2022 and 2021	119
E.	Consolidated Statement of Comprehensive Income — Years ended December 31, 2023, 2022 and 2021	120
F.	Consolidated Statement of Cash Flows — Years ended December 31, 2023, 2022 and 2021	121
G.	Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2023, 2022 and 2021	122
H.	Notes to Financial Statements	123
I.	Quarterly Trends	111

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	193
Item 9A.	Controls and Procedures	193

A.	Conclusions of principal executive officer and principal financial officer regarding disclosure controls and procedures	193
B.	Management’s annual report on internal control over financial reporting	193
C.	Attestation report of the registered public accounting firm	193
D.	Changes in internal control over financial reporting	193

Signatures	199

Glossary of Terms

The following listing includes acronyms and terms used throughout the document.

Term	Definition
AML	Anti-Money Laundering
AMLA	Anti-Money Laundering Act of 2020
Basel III	Basel Committee's December 2010 final capital framework for strengthening international capital standards
Bayview Financial	Bayview Financial Holdings, L.P. together with its affiliates
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
BLG	Bayview Lending Group, LLC
BSA	Bank Secrecy Act
Capital Rules	Capital adequacy standards established by the federal banking agencies
CCyB	Countercyclical capital buffer
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CIT	Collective Investment Trust
Common Securities	Common securities issued in connection with the issuance of Junior Subordinated Debentures
Company	M&T Bank Corporation and its consolidated subsidiaries
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DUS	Delegated Underwriting and Servicing
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Accounting principles generally accepted in the U.S.
GDP	Gross Domestic Product
IDI	Insured depository institution
Incentive Compensation Guidance	Comprehensive guidance on incentive compensation issued by the Federal Reserve
Junior Subordinated Debentures	Fixed and variable rate junior subordinated deferrable interest debentures
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value

Term	Definition
M&T	M&T Bank Corporation
M&T Bank	Manufacturers and Traders Trust Company
M&T Realty Capital	M&T Realty Capital Corporation
M&T Securities	M&T Securities, Inc.
MLCR Committee	Market Liquidity Capital Risk Committee of M&T
MTIA	M&T Insurance Agency, Inc.
NSFR	Net stable funding ratio
NYSDFS	New York State Department of Financial Services
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OLF	Orderly Liquidation Fund
PCD	Purchased credit deteriorated
People’s United	People’s United Financial, Inc.
PPP	Paycheck Protection Program
Preferred Capital Securities	Preferred capital securities issued in connection with the issuance of Junior Subordinated Debentures
Protocol	IBOR Fallback Protocol
PUA	People's United Advisors, Inc.
Registrant	The issuer of the securities for which the registration statement is filed
Risk Framework	Enterprise Risk Framework
RWA	Risk-weighted assets
SBA	Small Business Administration
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Security Program	Information Security and Business Continuity Program
Series H Preferred Stock	Series H Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock
Series I Preferred Stock	Series I Perpetual Fixed-Rate Reset Non-cumulative Preferred Stock
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
Supplement	IBOR Fallbacks Supplement
Tailoring Rules

Rules adopted by the OCC, Federal Reserve, and FDIC assigning each U.S. BHC with $100 billion or more in total consolidated assets to one of four categories based on size and other risk-based indicators for purposes of determining the applicability of regulatory capital and liquidity requirements and enhanced prudential standards issued by the Federal Reserve

U.S.	United States of America
VRDB	Variable rate demand bonds
Wilmington Funds Management	Wilmington Funds Management Corporation
Wilmington Trust, N.A.	Wilmington Trust National Association
WTAM	Wilmington Trust Asset Management, LLC
WTIM	Wilmington Trust Investment Management, LLC
WT Investment Advisors	Wilmington Trust Investment Advisors, Inc.

PART I

Item 1. Business.

M&T is a New York business corporation which is registered as a FHC under the BHCA and as a BHC under Article III-A of the New York Banking Law. The principal executive offices of M&T are located at One M&T Plaza, Buffalo, New York 14203. M&T was incorporated in November 1969. As of December 31, 2023, the Company had consolidated total assets of $208.3 billion, deposits of $163.3 billion and shareholders’ equity of $27.0 billion. The Company had 21,736 full-time and 487 part-time employees as of December 31, 2023.

At December 31, 2023, M&T had two wholly owned bank subsidiaries: M&T Bank and Wilmington Trust, N.A. The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. At December 31, 2023, M&T Bank represented over 99% of consolidated assets of the Company.

On April 1, 2022, M&T completed the acquisition of People’s United. Through its subsidiaries, People's United provided commercial banking, retail banking and wealth management services to individual, corporate and municipal customers through a network of branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. Following the acquisition, People's United Bank, National Association, a national banking association and a wholly owned subsidiary of People's United, merged with and into M&T Bank, with M&T Bank as the surviving entity. The acquisition of People's United expanded the Company's geographical footprint and management expects the Company will benefit from greater geographical diversity and the advantages of scale associated with being a larger company.

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

Subsidiaries

M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the FHLB System, and its deposits are insured by the FDIC through its DIF up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of the Manufacturers and Traders Bank in 1856. The principal executive offices of M&T Bank are located at One M&T Plaza, Buffalo, New York 14203. As of December 31, 2023, M&T Bank had 961 domestic banking offices located in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia, and the District of Columbia and a full-service commercial banking office in Ontario, Canada. As of December 31, 2023, M&T Bank had consolidated total assets of $207.8 billion, deposits of $167.3 billion and shareholder’s equity of $25.7 billion. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is largely focused on consumers residing in areas where M&T Bank maintains banking offices, and on small and medium-size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. In addition, the Company conducts lending activities in various states through other subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of the Company.

Wilmington Trust, N.A., a national banking association and a member of the Federal Reserve System and the FDIC, commenced operations in October 1995. The deposit liabilities of Wilmington Trust, N.A. are insured by the FDIC through its DIF. The main office of Wilmington Trust, N.A. is located at 1100 North Market Street, Wilmington, Delaware 19890. Wilmington Trust, N.A. offers various trust and wealth management services. As of December 31, 2023, Wilmington Trust, N.A. had total assets of $683 million, deposits of $6 million and shareholder’s equity of $582 million.

M&T Securities is a wholly owned subsidiary of M&T that was incorporated as a New York business corporation in November 1985. M&T Securities is registered as a broker/dealer under the Exchange Act. It provides institutional brokerage and securities services. As of December 31, 2023, M&T Securities had total assets of $56 million and shareholder's equity of $55 million. M&T Securities recorded $13 million of revenue in 2023. The headquarters of M&T Securities are located at One Light Street, Baltimore, Maryland 21202.

Wilmington Funds Management is a wholly owned subsidiary of M&T that was incorporated in September 1981 as a Delaware corporation. Wilmington Funds Management is registered as an investment advisor under the Investment Advisors Act and serves as an investment advisor to the Wilmington Funds. Wilmington Funds Management had total assets of $16 million and shareholder's equity of $15 million as of December 31, 2023. Wilmington Funds Management recorded revenues of $31 million in 2023. The headquarters of Wilmington Funds Management are located at 1100 North Market Street, Wilmington, Delaware 19890.

WTIM is a wholly owned subsidiary of M&T and was incorporated in December 2001 as a Georgia limited liability company. WTIM is a registered investment advisor under the Investment Advisors Act of 1940 and provides investment management services to wealth clients. As of December 31, 2023, WTIM had total assets and shareholder’s equity of $5 million. WTIM recorded revenues of $2 million in 2023. WTIM’s headquarters is located at Terminus 27th Floor, 3280 Peachtree Road N.E., Atlanta, Georgia 30305.

WTAM is a wholly owned subsidiary of M&T and was incorporated in February 2023 as a Delaware limited liability company. WTAM is a registered investment advisor under the Investment Advisors Act and provides investment management services to certain private funds. As of December 31, 2023, WTAM had total assets and shareholder’s equity of $3 million. WTAM recorded revenues of less than $1 million in 2023. WTAM’s headquarters is located at 1100 North Market Street, Wilmington, Delaware 19890.

Wilmington Trust Company, a wholly owned subsidiary of M&T Bank, was incorporated as a Delaware bank and trust company in March 1901 and amended its charter in July 2011 to become a nondepository trust company. Wilmington Trust Company provides a variety of Delaware based trust, fiduciary and custodial services to its clients. As of December 31, 2023, Wilmington Trust Company had total assets of $1.1 billion and shareholder’s equity of $757 million. Revenues of Wilmington Trust Company were $142 million in 2023. The headquarters of Wilmington Trust Company are located at 1100 North Market Street, Wilmington, Delaware 19890.

M&T Realty Capital, a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in October 1973. M&T Realty Capital engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates. As of December 31, 2023, M&T Realty Capital serviced or sub-serviced $28.0 billion of commercial mortgage loans for non-affiliates and had total assets of $1.2 billion and shareholder’s equity of $175 million. M&T Realty Capital recorded revenues of $192 million in 2023. The headquarters of M&T Realty Capital are located at One Light Street, Baltimore, Maryland 21202.

WT Investment Advisors, a wholly owned subsidiary of M&T Bank, was incorporated as a Maryland corporation in June 1995. WT Investment Advisors, a registered investment advisor under the Investment Advisors Act, serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and institutional clients. As of December 31, 2023, WT Investment Advisors had total assets of $28 million and shareholder’s equity of $17 million. WT Investment Advisors recorded revenues of $43 million in 2023. The headquarters of WT Investment Advisors are located at 1100 North Market Street, Wilmington, Delaware 19890.

Following the acquisition of People’s United on April 1, 2022, M&T Bank's subsidiaries also include PUA, a Connecticut corporation formed in 2018 that provides investment advisory services and financial management and planning services. As of December 31, 2023, PUA had total assets and shareholder's equity of $15 million. PUA recorded revenues of $6 million in 2023. Other subsidiaries of M&T Bank obtained in the People's United acquisition include entities that provide equipment leasing and financing services throughout the United States. Those subsidiaries are: LEAF Commercial Capital, Inc., a Delaware corporation incorporated in 2010, M&T Capital and Leasing Corp. (formerly known as People’s Capital and Leasing Corp.) a Connecticut corporation formed in 1997, and M&T Equipment Finance Corp. (formerly known as People’s United Equipment Finance Corp.), a Texas corporation formed in 1989. The combined total assets and shareholder's equity of the three entities was $6.6 billion and $440 million, respectively, at December 31, 2023. The combined revenues of the equipment leasing and financing services subsidiaries were $449 million for the year ended December 31, 2023.

M&T and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually and collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2023.

Segment Information, Principal Products/Services and Foreign Operations

Information about the Company’s business segments is included in note 23 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and is further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In the fourth quarter of 2023, the Company completed modifications to its internal profitability reporting system to conform its internal management reporting with certain organizational changes that resulted in the realignment of its business operations into three reportable segments: Commercial Bank, Retail Bank, and Institutional Services and Wealth Management. Prior period reportable segment results have been presented in conformity with the new segment reporting structure. The Company’s international activities are discussed in note 18 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were interest on loans each year, interest on deposits at banks in 2023 and trust income in 2021. The amount of income from such sources during those years is recorded in various business segments and is set forth in the Company's Consolidated Statement of Income and Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."

Supervision and Regulation of the Company

M&T and its subsidiaries are subject to the comprehensive regulatory framework applicable to BHCs and FHCs and their subsidiaries. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the FDIC’s DIF and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors.

Proposals to change the applicable regulatory framework may be introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of BHCs and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. A change in statutes, regulations or regulatory policies applicable to M&T or any of its subsidiaries could have a material effect on the business, financial condition or results of operations of the Company.

Described hereafter are material elements of the significant federal and state laws and regulations applicable to M&T and its subsidiaries.

Overview

M&T is registered with the Federal Reserve as a FHC and BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination, reporting, capital and other requirements of the BHCA and the regulations of the Federal Reserve. In addition, M&T’s banking subsidiaries are subject to regulation, supervision and examination by, as applicable, the NYSDFS, the OCC, the FDIC and the Federal Reserve, and their consumer financial products and services are regulated by the CFPB. Further, financial services entities such as M&T’s investment advisor and broker-dealer subsidiaries are subject to regulation by the SEC, FINRA, and Securities Investor Protection Corporation, among others. Certain other subsidiaries are subject to regulation by other federal and state regulators as well.

M&T Bank is a New York chartered bank and a member of the Federal Reserve System. As a result, it is subject to extensive regulation, examination and oversight by the NYSDFS and the FRB of New York. New York laws and regulations govern many aspects of M&T Bank’s operations, including branching, dividends, subsidiary activities, fiduciary activities, lending, and deposit taking. M&T Bank is also subject to Federal Reserve regulations and guidance, including with respect to capital levels. Its deposits are insured by the FDIC, subject to certain limitations, which also exercises regulatory oversight over certain aspects of M&T Bank’s operations.

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

Permissible Activities under the BHCA

In general, the BHCA limits the business of a BHC to banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. In addition, BHCs are obligated by a Federal Reserve policy to serve as a managerial and financial source of strength to their subsidiary depository institutions, including committing resources to support such subsidiaries. This support may be required at times when M&T may not be inclined or able to provide it. In addition, any capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

A BHC that qualifies and elects to be a FHC may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve, by regulation or order, in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and merchant banking.

M&T elected to become a FHC in March 2011. To maintain FHC status, a FHC and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” The failure to meet such requirements could result in material restrictions on the activities of M&T and may also adversely affect M&T’s ability to enter into certain transactions, including acquisitions, or obtain necessary approvals in connection with those transactions, as well as loss of FHC status. Additionally, if each of the Company’s depository institution subsidiaries has not received at least a “satisfactory” rating on its most recent examination under the CRA, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities, although it would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. For a further discussion of the CRA, see the section captioned “CRA” included herein.

Enhanced Prudential Standards

Under Section 165 of the Dodd-Frank Act, as amended by the EGRRCPA, U.S. BHCs with total consolidated assets of $100 billion or more, including M&T, are subject to enhanced prudential standards. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, stress testing requirements and a debt-to-equity limit for companies that the Financial Stability Oversight Council has determined would pose a grave threat to systemic financial stability were they to fail such limits. Tailoring Rules adopted by the Federal Reserve and other federal bank regulators in 2019 assign each U.S. BHC with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five other risk-based indicators: (i) cross-jurisdictional activity, (ii) weighted short-term wholesale funding, (iii) non-bank assets, (iv) off-balance sheet exposure, and (v) status as a U.S. global systemically important BHC. Under the Tailoring Rules, M&T and its depository institution subsidiaries are subject to Category IV standards, which apply to banking organizations with at least $100 billion in total consolidated assets that do not meet any of the thresholds specified for Categories I through III. The threshold for Category III is $250 billion or more in total consolidated assets, or $100 billion or more in total consolidated assets and at least $75 billion in weighted short-term wholesale funding, non-bank assets or off-balance sheet exposures.

Under the Tailoring Rules, Category IV firms, among other things, (i) are not subject to any LCR or NSFR (or, in certain cases, are subject to reduced requirements), (ii) remain eligible to opt-out of the requirement to recognize most elements of accumulated other comprehensive income in regulatory capital, (iii) are no longer subject to company-run stress testing requirements, (iv) are subject to supervisory stress testing on at least a biennial basis rather than an annual basis, (v) are subject to requirements to develop and maintain a capital plan on an annual basis and (vi) are subject to certain liquidity risk management and risk committee requirements. The Federal Reserve may impose more stringent requirements (e.g. frequency of supervisory stress tests or capital plan submissions) based on a company’s financial condition, size, complexity, risk profile, scope of operations or activities, or risks to the U.S. economy. Category IV firms are not subject to (i) advanced approaches capital requirements, (ii) the SLR and (iii) the CCyB. Other elements of the Tailoring Rules are discussed in further detail throughout this section. Compared with Category IV firms, Category III firms are subject to the LCR and NSFR, company-run stress testing requirements, annual (instead of biennial) supervisory stress tests, the SLR and the CCyB.

On July 27, 2023, the Federal Reserve, the FDIC and the OCC proposed revisions to the capital framework applicable to BHCs and their depository institution subsidiaries with $100 billion or more in assets, such as M&T. The proposed rule would introduce a new approach for calculating risk-based capital requirements and generally align the calculation of RWA and regulatory capital for firms in all four categories. Category IV firms would become subject to the SLR and CCyB and would no longer be eligible to opt-out of the requirement to recognize most elements of accumulated other comprehensive income in regulatory capital. Those firms would be required to include all accumulated other comprehensive income components in regulatory capital, except gains and losses on cash flow hedges. Those adjustments recognized in accumulated other comprehensive income, among other items, would include unrealized losses on available-for-sale debt securities and any amounts recorded in accumulated other comprehensive income attributed to defined benefit postretirement plans. The inclusion of accumulated other comprehensive income components in regulatory capital would be subject to a phase-in period beginning July 1, 2025 until June 30, 2028, with full inclusion of required accumulated other comprehensive income components starting July 1, 2028. For further discussion of the proposed revisions to the capital framework, see the section captioned “Capital Requirements” included herein.

Capital Requirements

M&T and its subsidiary banks are required to comply with applicable Capital Rules, which are based on Basel III. The Capital Rules include both risk-based requirements, which compare three measures of capital to RWA, as well as leverage requirements, which, in the case of Category IV BHCs such as M&T, consist of the Tier 1 leverage ratio described below. Pursuant to the Capital Rules, the minimum capital ratios are as follows:

•
4.5% CET1 to RWA;
•
6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to RWA;
•
8.0% Total capital (that is, Tier 1 plus Tier 2 capital) to RWA; and
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

As a Category IV BHC, M&T’s buffer requirement, referred to as the SCB, is determined through the Federal Reserve’s supervisory stress tests, discussed below. For M&T’s bank subsidiaries, the buffer requirement consists of the static capital conservation buffer equal to 2.5% of RWA.

CET1 consists of common stock instruments that meet the eligibility criteria in the Capital Rules, including common stock and related surplus, net of treasury stock, retained earnings, certain minority interests and, for certain firms, accumulated other comprehensive income. As currently permitted under the Capital Rules, M&T made a one-time permanent election to neutralize certain accumulated other comprehensive income components, with the result that those components are not recognized in M&T’s CET1.

The Capital Rules provide for a number of deductions from and adjustments to CET1. As a “non-advanced approaches” firm under the Capital Rules, M&T is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital. M&T’s and its subsidiary banks’ regulatory capital ratios are presented in note 24 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

On July 27, 2023, the Federal Reserve, the FDIC and the OCC proposed revisions to the Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements (together, the “Expanded Risk-Based Approach”). The Expanded Risk-Based Approach would apply to Category I through Category IV firms and would replace the existing advanced approaches with respect to credit and operational risk. Under the proposal, banking organizations with more than $100 billion in total consolidated assets would be required to calculate RWAs using the higher of (i) the Expanded Risk-Based Approach or (ii) the current standardized approach and revised market risk requirements. Calculating RWAs under the Expanded Risk-Based Approach would impose additional operational costs, including the costs to collect the data elements that would be used in the calculations. In addition, the proposal would subject Category IV firms, like M&T, to the deductions framework for mortgage servicing assets and deferred tax assets and the methodology for calculating minority interest limitations currently applicable only to Category I and Category II firms. Category IV firms would also no longer be eligible to opt-out of including certain components of accumulated other comprehensive income in regulatory capital.

Stress Testing and SCB

As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve conducts periodic analyses of BHCs with at least $100 billion in total consolidated assets using baseline and severely adverse economic and financial scenarios generated by the Federal Reserve. For Category IV firms, such as M&T, these supervisory stress tests occur on a biennial basis, in even-numbered years. The Federal Reserve may also use additional components in the severely adverse scenario or additional or more complex scenarios designed to capture salient risks to specific business groups. A summary of results of the Federal Reserve’s analysis under the severely adverse stress scenario is publicly disclosed by June 30 each year. Under the Tailoring Rules, Category IV firms, including M&T, are not subject to company-run stress testing requirements.

The SCB is based on a BHC’s stressed losses in the supervisory stress test, plus four quarters of planned common stock dividends, subject to a floor of 2.5% of RWAs. Under the Tailoring Rules, for Category IV firms, the portion of the SCB based on the Federal Reserve’s supervisory stress tests will be calculated biennially, in even-numbered years. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm will receive an updated SCB that reflects the firm’s updated planned common stock dividends. A Category IV firm is also able to elect to participate in the supervisory stress test in a year in which the firm would not normally be subject to the supervisory stress test and consequently receive an updated SCB. The Federal Reserve may impose more stringent requirements (e.g., frequency of supervisory stress tests or capital plan submissions) based on various factors.

In connection with the acquisition of People’s United, M&T was required to participate in the 2023 supervisory stress test and received an updated SCB. In June 2023, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2023, M&T's SCB of 4.0% became effective. Accordingly, it is currently subject to a CET1 capital requirement of 8.5% (a sum of the SCB and the minimum CET1 capital ratio).

BHCs with total consolidated assets of $100 billion or more, including Category IV BHCs such as M&T, must annually submit capital plans as part of the Federal Reserve’s process. The comprehensive capital plans include a view of capital adequacy under various scenarios — including a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one BHC-defined stress scenario, and any severely adverse scenario provided by the Federal Reserve. A BHC’s planned capital distributions in its annual capital plan submissions must be consistent with any effective distribution limitations that would apply under the firm’s own baseline projections, including its SCB. The process is intended to help ensure that these BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the BHCs participating in the process is also required to collect and report certain related data to the Federal Reserve on a regular basis. The Federal Reserve incorporates an assessment of the qualitative aspects of the firm’s capital planning process into regular, ongoing supervisory activities and through targeted, horizontal assessments of particular aspects of capital planning. M&T’s annual capital plan is currently due in April each year.

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

An IDI is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed herein. Dividend payments by M&T to its shareholders and common stock repurchases by M&T are subject to the oversight of the Federal Reserve. M&T’s ability to make capital distributions would likely be impacted in the event that M&T fails to maintain its SCB above its minimum CET1 risk-based, Tier-1 risk-based and total risk-based capital requirements.

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

Liquidity

Under the Tailoring Rules, as a Category IV firm, the Company is not subject to the Federal Reserve and other federal banking regulators rules that implement a U.S. version of the Basel Committee’s LCR requirement, which is intended to ensure that banks hold sufficient amounts of so-called high quality liquid assets to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario or the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. The Federal Reserve’s enhanced prudential standards, however, require the Company, as a BHC with $100 billion or more in total consolidated assets, to comply with enhanced liquidity and overall risk management standards, which include maintaining a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Under the Tailoring Rules, the liquidity risk management and reporting requirements are less stringent for Category IV BHCs as compared with BHCs in a different category.

Cross Guaranty Provision

The cross guaranty provisions in the FDIA require each IDI owned by the same BHC to be financially responsible for the failure or resolution costs of any affiliated insured institution. Generally, the amount of the cross guaranty liability is equal to the estimated loss to the DIF for the resolution of the affiliated institution(s) in default. The FDIC’s claim under the cross guaranty provision is superior to claims of shareholders of the IDI or its BHC and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled IDI. The FDIC may decline to enforce the cross guaranty provision if it determines that a waiver is in the best interest of the DIF.

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

Limits on Undercapitalized Depository Institutions

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action. The federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The federal banking regulators have specified by regulation the relevant capital levels for each category. Under existing rules, a depository institution is deemed to be “well capitalized” if it has (i) a CET1 ratio of at least 6.5%, (ii) a Tier 1 capital ratio of at least 8%, (iii) a Total capital ratio of at least 10%, and (iv) a Tier 1 leverage ratio of at least 5%.

The FDIA’s prompt corrective action provisions only apply to depository institutions and not to BHCs. The Federal Reserve’s regulations applicable to BHCs separately define “well capitalized.” A FHC that is not well capitalized and well managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose FHC status.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries or affiliates may borrow or otherwise obtain funding from M&T Bank and Wilmington Trust, N.A. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any “covered transaction” by M&T Bank and Wilmington Trust, N.A. (or any of their respective subsidiaries) with an affiliate must in certain cases be secured by designated amounts of specified collateral and must be limited as follows: (i) in the case of any single such affiliate, the aggregate amount of covered transactions of the IDI and its subsidiaries may not exceed 10% of the capital stock and surplus of such IDI, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of an IDI and its subsidiaries may not exceed 20% of the capital stock and surplus of such IDI. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on terms and under circumstances including credit standards, (i) that are substantially the same, or at least as favorable to such bank or its subsidiary, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies, or in the absence of comparable transactions, (ii) that in good faith would be offered to, or would apply to, nonaffiliated companies.

FDIC Insurance Assessments

M&T Bank and Wilmington Trust, N.A. deposits are insured by the DIF of the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based premium assessment system that determines assessment rates for financial institutions. Deposit insurance assessments are based on average total assets minus average tangible equity. For larger institutions, such as M&T Bank, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. Under the current system, premiums are assessed quarterly.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In October 2022, the FDIC finalized a rule that increased initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. The increased assessment is intended to improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline of September 30, 2028.

On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use in 2023 of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of certain failed banks. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its Consolidated Report of Condition and Income at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. For a holding company that has more than one IDI subsidiary, such as M&T, the $5 billion exclusion is allocated among the company’s IDI subsidiaries in proportion to each IDI’s estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The special assessments are tax deductible. The total of the assessments for M&T is estimated at $197 million and such amount was recorded as an expense in the fourth quarter of 2023 when the final rule was enacted.

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. For example, the BHCA requires every BHC to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings institution, if after such acquisition, the BHC will directly or indirectly own or control 5% or more of the voting shares of the institution; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings institution; or (iii) it may merge or consolidate with any other BHC. In addition, FHCs are required to obtain prior approval from the Federal Reserve before acquiring certain non-bank financial companies with assets exceeding $10 billion.

The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the U.S., or the effect of which may be to substantially lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the BHCs and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues and includes the parties’ performance under the CRA and compliance with laws, especially consumer protection laws. When evaluating a transaction, the Federal Reserve must also take into account the institution's effectiveness in combating money laundering and consider the extent to which the transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

Executive and Incentive Compensation

Guidelines adopted by several federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as “excessive” when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The Federal Reserve issued Incentive Compensation Guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance states that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as M&T and M&T Bank. The agencies proposed rules to implement this requirement but these proposed rules have not been finalized.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to require policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. The NYSE’s listing standards pursuant to the SEC’s rule became effective October 2, 2023. M&T’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97.1 to this Annual Report on Form 10-K.

In addition, the NYSDFS issued guidance emphasizing that its regulated banking institutions, including M&T Bank, must ensure that any incentive compensation arrangements tied to employee performance indicators are subject to effective risk management, oversight and control.

Resolution Planning and Resolution-Related Requirements

Pursuant to the Dodd-Frank Act, as amended by the EGRRCPA, certain BHCs are required to report periodically to the Federal Reserve and the FDIC a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. In late 2019, the Federal Reserve and FDIC issued modified rules that, among other things, adjusted the review cycles and applicability of the agencies’ resolution planning requirements. Under these rules, Category IV firms such as M&T are not required to submit resolution plans.

The FDIC has separately required IDIs with $50 billion or more in total assets, such as M&T Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In January 2021, the FDIC lifted its existing moratorium on resolution plans, resuming the requirement for resolution plan submissions for IDIs with $100 billion or more in assets. The FDIC also announced its intention to engage in targeted engagement and capabilities testing related to resolution planning with select firms, for which M&T Bank most recently participated during 2021. In June 2021, the FDIC issued a Statement on Resolution Plans for IDIs, which, among other things, provides general information regarding the content that filers are expected to prepare and extends the submission frequency for specified IDIs to a three-year resolution plan filing cycle. Pursuant to this filing cycle, M&T Bank submitted its most recent resolution plan to the FDIC in November 2022.

On August 29, 2023, the FDIC proposed amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. Under the proposed revisions, IDIs such as M&T Bank with $100 billion or more in total assets would be required to submit resolution plans on a two-year cycle, with an interim supplement updating key information submitted in the off years. The proposed rule would, among other things, revise the required contents of a resolution plan for an IDI with $100 billion or more in total assets and address the IDI’s capabilities to produce valuations that the FDIC could use to conduct the statutorily required least-cost analysis in the event of the IDI’s failure.

On August 29, 2023, the Federal Reserve, the FDIC and the OCC issued a proposed rule that would require Category II through Category IV BHCs and IDIs with $100 billion or more in consolidated assets (as well as their IDI affiliates) to maintain minimum amounts of eligible long-term debt (generally, debt that is unsecured, has a maturity greater than one year from issuance and satisfies additional criteria), subject to a three-year phase-in period. Under the proposal, BHCs and IDIs would be required to maintain eligible long-term debt in an amount equal to the greatest of 6% of RWAs, 3.5% of total consolidated assets and, if subject to the SLR, 2.5% of total leverage exposure (the denominator of the SLR). The proposal would also apply “clean holding company” requirements to Category II through IV BHCs, which would, among other things, prohibit entering into derivatives and certain other financial contracts with third parties.

Insolvency of an IDI or a BHC

If the FDIC is appointed as conservator or receiver for an IDI such as M&T Bank or Wilmington Trust, N.A., upon its insolvency or in certain other events without limitation, the FDIC has the power:

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

In addition, under federal law, the claims of holders of domestic deposit liabilities and certain claims for administrative expenses against an IDI institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of M&T Bank or Wilmington Trust, N.A., the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the bank.

The Dodd-Frank Act created a new resolution regime (known as “orderly liquidation authority”) for systemically important financial companies, including BHCs and their affiliates. Under the orderly liquidation authority, the FDIC may be appointed as receiver for the systemically important institution, and its failed subsidiaries, for purposes of liquidating the entity if, among other conditions, it is determined at the time of the institution’s failure that it is in default or in danger of default and the failure poses a risk to the stability of the U.S. financial system.

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

An OLF will fund such liquidation proceedings through borrowings from the Treasury Department and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on BHCs with total consolidated assets of $50 billion or more, such as M&T. If an orderly liquidation is triggered, M&T could face assessments for the OLF.

The FDIC has developed a strategy under the orderly liquidation authority referred to as the “single point of entry” strategy, under which the FDIC would resolve a failed FHC by transferring its assets (including shares of its operating subsidiaries) and, potentially, very limited liabilities to a “bridge” holding company; utilize the resources of the failed FHC to recapitalize the operating subsidiaries; and satisfy the claims of unsecured creditors of the failed FHC and other claimants in the receivership by delivering securities of one or more new financial companies that would emerge from the bridge holding company. Under this strategy, management of the failed FHC would be replaced and shareholders and creditors of the failed FHC would bear the losses resulting from the failure.

Depositor Preference

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an IDI would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver. If an IDI fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the U.S. and the parent BHC, with respect to any extensions of credit they have made to such IDI.

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

The federal banking agencies require banking organizations to notify their primary regulator as soon as possible and within 36 hours of determining that a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires specific and immediate notifications by bank service providers that become aware of similar incidents.

Financial institutions regulated by the NYSDFS, including M&T Bank, are also subject to NYSDFS regulations on cybersecurity matters, including, among other things, requirements to (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems, (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information and (iii) designate a CISO.

On November 1, 2023, the NYSDFS adopted amendments to its cybersecurity regulations that represent a significant update to the regulation of cybersecurity practices. The amendments generally fall within the following five categories: (i) increased mandatory controls associated with common attack vectors; (ii) enhanced requirements for privileged accounts; (iii) enhanced notification obligations; (iv) expansion of cyber governance practices; and (v) additional cybersecurity requirements for larger companies. Most of the amendments will become effective 180 days after adoption.

On July 6, 2023, the SEC adopted new rules that require registrants, such as M&T, to (i) report material cybersecurity incidents on Form 8-K and (ii) disclose in its Annual Report on Form 10-K cybersecurity policies and procedures and governance practices, including at the board and management levels. This disclosure is included herein in Part I, Item 1C, “Cybersecurity.”

Many states and regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations, including implementing or modifying their data breach notification and data privacy requirements. One example of recent state legislation is the California Consumer Privacy Act, which became effective on January 1, 2020 and applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. Amendments expanding the scope of and requirements under the California Consumer Privacy Act generally became effective on January 1, 2023.

Consumer Protection Laws and the CFPB Supervision

In connection with their respective lending and leasing activities, M&T Bank, Wilmington Trust, N.A. and certain of their subsidiaries, are each subject to a number of federal and state laws designed to protect consumers and promote lending to various sectors of the economy. Such laws include but are not limited to: the Electronic Signatures in Global and National Commerce Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Electronic Fund Transfer Act, the Real Estate Settlement Procedures Act, the Military Lending Act, the Servicemembers Civil Relief Act, and various state law counterparts. Furthermore, the CFPB has issued integrated disclosure requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act that relate to the provision of disclosures to consumers. There are also consumer protection laws governing deposit taking/account activities (e.g. the Expedited Funds Availability Act, the Truth in Savings Act and the Electronic Fund Transfer Act), as well as securities and insurance laws governing certain aspects of the Company’s consolidated operations.

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

On October 19, 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $50 billion and less than $500 billion in total assets, compliance with the proposed rule’s requirements would be required approximately one year after adoption of the final rule.

On October 25, 2023, the Federal Reserve proposed amendments to its rules on interchange fees. Interchange fees, or “swipe” fees, are charges that merchants pay to card-issuing banks, such as M&T Bank, for processing electronic payment transactions. The current interchange fee limitations establish a maximum possible fee for many types of debit interchange transactions that is equal to no more than 21 cents per transaction plus five basis points multiplied by the value of the transaction. The proposed changes would establish a maximum permissible interchange fee of no more than 14.4 cents per transaction plus four basis points multiplied by the value of the transaction. The current rules allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements. Under the proposed changes, the fraud prevention adjustment would be increased to 1.3 cents per transaction. The proposed rule would also establish an automatic update of the interchange fee cap every other year based on a survey of debit card issuers.

On January 17, 2024, the CFPB proposed a rule that would significantly reform the regulatory framework governing overdraft practices applicable to banks such as M&T Bank that have more than $10 billion in assets. The proposed rule would modify or eliminate several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices. Under the proposal, if banks charge overdraft fees that exceed their breakeven cost or a to-be-established threshold, banks would have to restructure discretionary overdraft arrangements as separate consumer credit accounts that would be subject to consumer credit requirements. Depending on the final rules and the approach M&T Bank adopts, these changes to the regulatory framework could result in M&T Bank, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection under a separate credit arrangement, reducing the availability of overdraft protection, and/or charging lower per item overdraft fees.

In addition, federal law permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. For example, in December 2023, a New York law requiring credit card issuers such as M&T Bank to notify consumers before making changes to or terminating rewards programs associated with the credit card became effective.

CRA

The CRA is intended to encourage depository institutions to help meet the credit needs of the communities in which they operate, including low- and moderate-income neighborhoods, consistent with safe and sound operations. CRA examinations are conducted by the federal agencies that are responsible for supervising the relevant depository institutions: the Federal Reserve, the FDIC and the OCC. For purposes of the CRA, M&T is regulated by the Federal Reserve. A financial institution’s performance in helping to meet the credit needs of its community is evaluated in the context of information about the institution (capacity, constraints and business strategies), its community (demographic and economic data, lending, investment, and service opportunities), and its competitors and peers. Upon completion of a CRA examination, an overall CRA Rating is assigned using a four-tiered rating system. These ratings are: “Outstanding,” “Satisfactory,” “Needs to Improve” and “Substantial Noncompliance.” The CRA evaluation is used in evaluating applications for future approval of bank activities including mergers, acquisitions, charters, branch openings and deposit facilities. An unsatisfactory CRA evaluation could result in the delay or denial of acquisition or merger applications, among other activities. M&T Bank has a current rating of “Outstanding.” M&T Bank is also subject to New York State CRA examination and is assessed using a 1 to 4 scoring system. M&T Bank currently has a rating of 1, or “Outstanding” from the NYSDFS. Wilmington Trust, N.A. has been designated a special purpose trust company, and is therefore exempt from the requirements of the CRA.

On October 24, 2023, the Federal Reserve, the FDIC, and the OCC jointly issued a final rule to modernize regulations implementing the CRA and respond to changes in the banking industry. Among other items, the final rule introduces new tests under which the performance of banks will be assessed and includes data collection and reporting requirements, many of which are applicable only to banks with $10 billion or more in assets, such as M&T Bank. The effective date of the final rule is April 1, 2024; however, banks will not be required to begin complying with certain provisions of the final rule until January 1, 2026, with other reporting requirements becoming applicable on January 1, 2027.

BSA Regulation and AML Obligations

Federal laws and regulations impose obligations on U.S. financial institutions, including banks and broker/dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. These provisions also require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s AML activities when reviewing bank mergers and BHC acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution, including the denial by federal regulators of proposed merger, acquisition, restructuring or other expansionary activity.

The Financial Crimes Enforcement Network, which drafts regulations implementing the U.S. Patriot Act and other AML and BSA legislation, has adopted rules that require financial institutions to, among other things, obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators conduct focused examinations on AML compliance, and M&T continues to monitor and augment, where necessary, its BSA/AML Compliance Program.

The AMLA, which amends the BSA, was enacted in January 2021. The AMLA was intended to comprehensively reform and modernize U.S. bank secrecy and AML laws. Among other things, it codified a risk-based approach to AML compliance for financial institutions; required the U.S. Department of the Treasury to promulgate priorities for AML and countering the financing of terrorism policy; required the development of standards for testing technology and internal processes for BSA compliance; expanded enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations; and expanded BSA whistleblower incentives and protections. In June 2021, the Financial Crimes Enforcement Network issued the priorities for AML and countering the financing of terrorism policy required under AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing. M&T reviews and monitors its AML compliance program to ensure it complies with the changes reflected in the AMLA and the regulations that implement it.

OFAC Regulation

The U.S. has imposed economic sanctions that prohibit transactions with designated foreign countries, nationals and others. The OFAC-administered sanctions targeting those countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including denial by federal regulators of proposed merger, acquisition, restructuring, or other expansionary activity. The OFAC rules are included as part of M&T’s BSA/AML Compliance Program, which M&T continues to monitor and augment, where necessary.

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

Climate-Related and Other Sustainability Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other sustainability matters. For example, on October 24, 2023, the Federal Reserve, the FDIC, and the OCC finalized interagency guidance on principles for climate-related financial risk management applicable to regulated financial institutions with more than $100 billion in total consolidated assets, including the Company. The principles are intended to support efforts by large financial institutions to focus on key aspects of climate-related financial risk management and cover six areas: (i) governance; (ii) policies, procedures and limits; (iii) strategic planning; (iv) risk management; (v) data, risk measurement and reporting; and (vi) scenario analysis. On December 21, 2022, the NYSDFS proposed guidance on climate-related financial risk management applicable to NYSDFS-regulated banking and mortgage organizations, including M&T Bank. The proposed guidance would address material financial risks related to climate change faced by these organizations in the context of risk assessment, risk management, and risk appetite setting. On March 21, 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including the Company, to significantly expand the scope of climate-related disclosures in their SEC filings. In addition, several states in which the Company operates have enacted or proposed statutes or regulations addressing climate change and other sustainability issues. For example, in 2023 California enacted laws that will require, once final rules are promulgated, certain climate-related disclosures, including but not limited to greenhouse gas emissions data and climate-related risks.

Corporate Governance

M&T’s Corporate Governance Standards and the following corporate governance documents are also available on M&T’s website at the Investor Relations link: Audit Committee Charter; Compensation and Human Capital Committee Charter; Executive Committee Charter; Nomination and Governance Committee Charter; Risk Committee Charter; Code of Business Conduct and Ethics; Code of Ethics for Chief Executive Officer and Senior Financial Officers; and Disclosure and Regulation FD Policy. In accordance with SEC rules, M&T will post on its website or file a Form 8-K to report any amendment to or waiver from any provision of the Code of Ethics for Chief Executive Officer and Senior Financial Officers or the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, or persons performing similar functions. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, Buffalo, NY 14203-2399 (Telephone: (716) 842-5986).

Human Capital Resources

M&T recognizes employees are the difference makers that drive its success. The Company’s talent strategy focuses on recruiting, engaging, developing and retaining high-performing individuals whose strengths align with M&T’s values, purpose and leadership competencies to create and maintain a highly competitive and diverse workforce.

As of December 31, 2023, the Company employed 22,223 full-time and part-time employees. The Company’s current employee base is concentrated in the Northeast and Mid-Atlantic U.S., with approximately 46% of employees residing in New York, followed by approximately 10% in Maryland, 9% in Connecticut and 7% in Delaware. The remainder are primarily concentrated in other states where M&T Bank maintains a retail bank branch presence. Approximately 7% of the Company’s employee base resides outside of its retail banking footprint. Inclusive in the above, as of December 31, 2023, the Company employed 133 international employees predominantly based in the UK, Ireland, Canada and Germany. The Company’s employee base includes 5,513 employees that support customers in the retail branch network. Overall, the average tenure of the Company’s employees is 9.6 years and the average tenure of the Company’s executive officers is 17.0 years. The SEC has announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.

Talent Attraction and Diversity, Equity and Inclusion

The Company leverages various channels to effectively identify, develop and recruit high-caliber talent throughout its footprint including its current employee base. The Employee Referral Program is a powerful tool for generating applicants and accounted for 19% of new hires in 2023. In addition, the Company’s Talent Acquisition Ambassador Program, which currently includes 61 employees throughout different business lines, has contributed over 1,800 hours towards promoting awareness of M&T career opportunities within the Company’s communities.

The Company’s recruitment team strives to create and maintain diverse representation at all levels and in all areas of the organization to promote a sense of belonging among employees and maintain a workforce that reflects the communities the Company serves. Employees attended 74 individual diversity-based recruiting events in 2023 with target audiences crossing many diversity dimensions, such as people of color, veterans, LGBTQ+, individuals with disabilities and women. The Company also works with diversity-focused schools and organizations as part of its efforts to recruit and maintain a diverse workforce. In 2023, 44% of total corporate hires were people of color and 55% were women, 45% of summer interns were people of color, and 58% of the participants in the Company’s Technology Internship Program were people of color. As of December 31, 2023, the entire Company’s workforce consisted of approximately 59% women and 28% people of color. M&T also partners with the Department of Defense on two programs focused on providing active members approaching the end of their service with civilian work experience, industry training, and career development opportunities, post military.

To further drive diversity within the Company, M&T also supports several employee resource group charters and chapters, which are voluntary, employee-driven groups organized around a particular shared interest and characteristic, such as race, ethnicity, gender, sexual orientation or differing abilities. Approximately 35% of the Company’s employees and 51% of managers are involved in these groups. The Company’s diversity efforts are led by its Chief Diversity Officer, who is a member of senior leadership, and the Senior Leadership Diversity & Inclusion Council, both of which champion inclusion efforts throughout the Company. M&T’s Board of Directors also receives regular updates on the Company’s diversity, inclusion and belonging efforts.

Engagement and Development

M&T’s commitment to recruiting top talent and regularly soliciting their feedback helps to create a highly engaged employee base that drives the Company’s success. Since 2001, the Company has conducted 18 “Annual Engagement Surveys,” with average participation rates around 90%, demonstrating a commitment to fostering candid, open and honest two-way communication with employees to enhance the workplace. In 2023, M&T transitioned to a more continuous employee listening strategy, checking in with employees on key engagement items throughout the year to develop a more holistic understanding of their experience, act faster on items impacting engagement and drive better prioritization and decision making. M&T also conducts other surveys at critical moments throughout an employees’ journey, such as new hire onboarding or separation from the Company, as well as in connection with key events, such as acquisitions. Survey results are reviewed with senior management and shared with individual managers, who identify and implement improvements based on employees’ feedback, and are presented to M&T's Board of Directors. Employees also participate in action planning within individual work groups.

The Company also encourages engagement with communities through the allotment of 40 hours of paid volunteer time each year. In 2023, M&T employees volunteered approximately 249,000 hours and served on the boards of 946 not-for-profit organizations.

Another key pillar of engagement, employee development and growth, is fostered through the Company's strong performance management philosophy focused on reinforcing corporate values, providing continuous, transparent feedback and recognizing and rewarding outstanding performance. Additional employee development is cultivated through a variety of learning offerings on topics such as technical skills, job-specific knowledge and professional development, including courses aligned with the Company's enterprise-wide leadership competencies. Training content is made available as synchronous, asynchronous, and blended learning solutions to promote employee access. The Company also invests in creating its leaders of tomorrow through various internal programs including its Manager Acceleration Program, Management Development Program, Executive Associate Program, Technology Development Program and two additional programs focused on the Company's high-performing diverse employees, the Rising Leadership Development Program and Equity One.

Compensation, Health and Wellness

The Company provides comprehensive compensation and benefits programs intended to attract, retain and incentivize its employees. In addition to base pay, these programs (which vary by country and region) include cash incentives, long term equity-based awards, an employee stock purchase plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, family care resources, flexible work schedules (if applicable), employee assistance programs and tuition assistance, among others. The Company is also dedicated to providing enhanced employee transparency around the efforts to ensure fair and equitable compensation for all team members.

The Company’s wellness programs provide employees and their families with resources that may be helpful in navigating life events and are designed to provide support to help improve their well-being. In addition to addressing employees’ physical needs through flexible and convenient medical plan and telemedicine options, M&T supports employees’ emotional health and social well-being through various programs offered to employees. The Company also works to help employees manage their financial wellness through free educational resources.

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

Other Information

Through a link on the Investor Relations section of M&T’s website at www.mtb.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, Buffalo, NY 14203-2399 (Telephone: (716) 842-5986).

Item 1A. Risk Factors.

Risk Factors Summary

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
•
The discontinuation of benchmark rates as permissible rate indices in new contracts and the development of alternative benchmark indices to replace discontinued benchmarks could adversely impact the Company’s business and results of operations.

Risks Relating to Compliance and the Regulatory Environment

•
The Company is subject to extensive government regulation and supervision and this regulatory environment can be and has been significantly impacted by financial regulatory reform initiatives.
•
The Company may be subject to more stringent capital and liquidity requirements and new requirements relating to long-term debt.
•
M&T’s ability to return capital to shareholders and to pay dividends on common stock may be adversely affected by market and other factors outside of its control and will depend, in part, on the results of supervisory stress tests administered by the Federal Reserve.
•
If an orderly liquidation of a systemically important BHC or non-bank financial company were triggered, M&T could face assessments for the OLF.

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
•
The Company could suffer if it fails to attract and retain skilled personnel.

Operational Risk

•
The Company is subject to operational risk which could adversely affect the Company’s business and reputation and create material legal and financial exposure.
•
The Company’s information systems may experience interruptions or breaches in security, including due to events beyond the Company’s control.
•
The Company could incur higher costs, experience lower revenue, and suffer reputational damage in the event of the theft, loss or misuse of information, including due to a cybersecurity attack.
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
•
Potential higher FDIC assessments due to the DIF falling below minimum required levels or special FDIC assessments relating to the failure of specific banks.
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

Supply chain constraints, robust demand and labor shortages have led to persistent inflationary pressures throughout the economy. Volatility and uncertainty related to inflation and the effects of inflation, including potentially higher interest rates, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers, result in lower values for the Company’s investment securities and other interest-earning assets and increase expense related to talent acquisition and retention.

Additionally, economic conditions, financial markets and inflationary pressures may be adversely affected by the impact of current or anticipated geopolitical uncertainties; military conflicts, including Russia’s invasion of Ukraine and the attacks on Israel and conflict in the Middle East; pandemics, including the COVID-19 pandemic; and global, national and local responses thereto by governmental authorities and other third parties. These unpredictable events could create, increase or prolong economic and financial disruptions and volatility that adversely affects the Company’s business, financial condition, capital and results of operations.

Concern regarding the ability of Congress to reach agreement on federal budgetary matters (including the debt ceiling), or total or partial governmental shutdowns, also can adversely affect the economy and increase the risk of economic instability or market volatility, which could have adverse consequences on our business, financial condition, liquidity and results of operations.

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

The Federal Reserve raised benchmark interest rates in 2022 and 2023 and may continue to raise or maintain interest rates in response to economic conditions, particularly inflationary pressures. As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as changes linked to inflation, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities.

For example, changes in interest rates or interest rate spreads may:

•
Affect the difference between the interest that the Company earns on assets and the interest that the Company pays on liabilities, which impacts the Company’s overall net interest income and profitability.
•
Adversely affect the ability of borrowers to meet obligations under variable or adjustable-rate loans and other debt instruments (including due to an inability to refinance loans), which, in turn, affects the Company’s loss rates on those assets.
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

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking organizations such as the Company. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that the Company charges on loans and that the Company pays on borrowings and interest-bearing deposits and can also affect the value of the Company’s on-balance sheet and off-balance sheet financial instruments. Interest rate increases have reduced the value of the Company’s investment portfolio, for example, by decreasing the estimated fair value of fixed income securities. Furthermore, as interest rates rise, the Company’s unrealized gains on fixed income securities would ordinarily decrease and unrealized losses would ordinarily increase, which occurred in both 2022 and 2023 and could continue to occur in 2024. Also, due to the impact on rates for short-term funding, the Federal Reserve’s policies influence, to a significant extent, the Company’s cost of such funding, and increases in short-term interest rates have in the past increased, and may in the future increase, the Company’s cost of short-term funding.

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

The Company’s core banking business is largely concentrated within the Company’s retail banking office network footprint, located principally in the Northeast and Mid-Atlantic regions. Therefore, the Company is, or in the future may be, particularly vulnerable to adverse changes in economic conditions in the Northeast and Mid-Atlantic regions, as well as events particularly affecting those regions. The credit quality of the Company’s borrowers may deteriorate for a number of reasons that are outside the Company’s control, including as a result of prevailing economic and market conditions and asset valuations. The trends and risks affecting borrower credit quality, particularly in the Northeast and Mid-Atlantic regions, have caused, and in the future may cause, the Company to experience impairment charges, which are reductions in the recoverable value of an asset; increased purchase demands, wherein customers make withdrawals with minimum notice; higher costs (e.g. servicing, foreclosure, property maintenance); additional write-downs and losses and a potential impact to the ability to engage in lending transactions based on a reduction of customer deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The discontinuation of benchmark rates as permissible rate indices in new contracts and the development of alternative benchmark indices to replace discontinued benchmarks could adversely impact the Company’s business and results of operations.

The Company’s floating-rate funding, certain hedging transactions and a significant portion of the Company’s products, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate or to an alternative index.

In the past, the regulators and administrators of certain benchmark rates have determined to cease publication of those rates, and they may do so again in the future with respect to other benchmark rates the Company utilizes. Any cessation of a benchmark rate and resulting transition to a successor benchmark would be complex and unpredictable, giving rise to a variety of risks, including operational risks, risks of value transfer between contract parties, the potential for customer disputes and litigation, as well as regulatory scrutiny.

Risks Relating to Compliance and the Regulatory Environment

The Company is subject to extensive government regulation and supervision and this regulatory environment can be and has been significantly impacted by financial regulatory reform initiatives.

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect consumers, depositors and the financial system as a whole, not securities holders, including the holders of common stock. These regulations and supervisory guidance affect the Company’s sale and lending practices, capital structure, capital distributions and dividend policy, investment practices, growth and expansionary activity, among other things. Failure to comply with laws, regulations or policies, or to meet supervisory expectations, could result in civil or criminal penalties, including monetary penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Following the failures of certain banks in 2023, banking regulators have proposed changes, or indicated the potential for changes, regarding the regulation and supervision of banking organizations, in particular those, such as M&T, with $100 billion or more in assets. The introduction of new or more stringent regulatory requirements, as well as heightened supervisory expectations, could require the Company to maintain additional capital or liquidity or incur significant expenses.

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

There have been significant revisions to the laws and regulations applicable to the Company that have been enacted or proposed in recent years, and additional proposed changes are anticipated. Many of these and other rules to implement the changes have yet to be finalized, and the final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remain uncertain. For more information on the regulations to which the Company is subject and recent initiatives to reform financial institution regulation, see Part I, Item 1, "Business."

The Company may be subject to more stringent capital and liquidity requirements and new requirements relating to long-term debt.

BHCs, including M&T, are subject to capital and liquidity requirements and standards imposed as a result of the Dodd-Frank Act (as amended by EGRRCPA) and the U.S. Basel III-based capital rules. For additional information, see “Capital Requirements” under Part I, Item 1, "Business."

Regulators have implemented and may, from time to time, implement changes to these regulatory capital adequacy and liquidity requirements. If the Company fails to meet these minimum capital adequacy and liquidity requirements and other regulatory requirements, its business activities, including lending, and its ability to expand, either organically or through acquisitions, could be limited. It could also result in M&T being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets. In addition, the liquidity-related provisions of the Federal Reserve’s liquidity-related enhanced prudential supervision requirements may reduce the Company’s ability to invest in other longer-term assets even if deemed more desirable from a balance sheet management perspective, which could adversely affect its net interest income and net interest margin. A determination by the Federal Reserve that M&T does not meet supervisory expectations regarding capital planning or liquidity risk management could have a variety of adverse consequences, including ratings downgrades, heightened supervisory scrutiny, expenses associated with remediation activities and potentially an enforcement action.

See “Capital Requirements” and “Resolution Planning and Resolution-Related Requirements” under Part I, Item 1, "Business" for information regarding the federal banking regulators’ July 2023 proposal implementing the revisions to the Basel capital framework and August 2023 long-term debt proposal. The long-term debt proposal, if adopted, would require M&T to maintain more long-term debt than it does currently, which may adversely affect interest expense, net interest income and net interest margin.

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

For BHCs designated as Category IV institutions under the Tailoring Rules, including M&T, the Federal Reserve conducts biennial supervisory stress tests required under the Dodd-Frank Act whereby the BHC’s financial position is tested under assumed severely adverse economic conditions. The results of those stress tests are incorporated in the determination of M&T’s SCB. As a general matter, if M&T is unable to maintain capital in excess of regulatory minimum levels inclusive of its SCB, it would be subject to limitations on its ability to make capital distributions, including paying dividends and repurchasing stock. In June 2023, the Federal Reserve released the results of its most recent supervisory stress tests, and based on those results, on October 1, 2023, M&T’s SCB of 4.0% became effective. The results of future supervisory stress tests and the impact of proposed revisions to capital and long-term debt requirements upon the stress testing framework are uncertain, and a more severe outcome may result in a higher SCB and an increase in M&T’s effective capital requirements. An increased SCB may restrict M&T’s ability to return capital to shareholders, including through paying dividends, entering into acquisitions or repurchasing its common stock, which in turn could negatively impact market and investor perceptions of M&T.

The Federal Reserve has in the past implemented, and may in the future implement, restrictions on share repurchase programs and common stock dividends at large BHCs such as M&T, including in response to adverse or uncertain economic conditions.

If an orderly liquidation of a systemically important BHC or non-bank financial company were triggered, M&T could face assessments for the OLF.

The Dodd-Frank Act created a mechanism, the OLF, for liquidation of systemically important BHCs and non-bank financial companies. The OLF is administered by the FDIC and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger a liquidation under this authority after consultation with the President of the U.S. and after receiving a recommendation from the boards of the FDIC and the Federal Reserve upon a two-thirds vote. Liquidation proceedings will be funded by the OLF, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be first made on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess, and second, if necessary, on, among others, BHCs with total consolidated assets of $50 billion or more, such as M&T. Any such assessments may adversely affect the Company’s business, financial condition or results of operations.

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

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Factors that can influence the Company’s credit loss experience include: (i) the impact of residential real estate values on loans to residential real estate builders and developers and other loans secured by residential real estate; (ii) the concentrations of commercial real estate loans in the Company’s loan portfolio, including in the office, retail, healthcare and multifamily sectors and in the New York City area; (iii) the amount of commercial and industrial loans to businesses in areas of New York State outside of the New York City area and in central Pennsylvania that have historically experienced less economic growth and vitality than many other regions of the country; (iv) the repayment performance associated with first and second lien loans secured by residential real estate; and (v) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percentage of loans outstanding than loans to other types of borrowers. The Company’s credit risk and the performance of its lending portfolios may be affected by concentration in an industry, geography or asset type. As described further in this “Risk Factors” section, the Company’s credit risks may be increased by the impacts of inflation, poor or recessionary economic conditions and financial market volatility.

Commercial real estate valuations can be highly subjective as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Emerging and evolving factors such as the shift to work-from-home or hybrid-work arrangements, changing consumer preferences (including for online shopping), and resulting changes in occupancy rates as a result of these and other trends can also impact such valuations over relatively short periods. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, governmental policy regarding housing and housing finance, and general economic conditions affecting consumers, as described above.

The Company maintains an allowance for credit losses which represents, in management’s judgment, the amount of losses expected in the loan and lease portfolio. The allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management believes that the allowance for credit losses as of December 31, 2023 appropriately reflects expected credit losses in the loan and lease portfolio. However, there is no assurance that the allowance is sufficient to cover all credit losses that may occur.

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

In addition, adverse developments at other financial institutions, including failures of other financial institutions, could result in negative media coverage regarding the financial services industry, which may negatively influence the perceptions of investors, borrowers or depositors regarding the financial services industry in general, a subset of financial institutions or M&T in particular.

Liquidity Risk

The Company must maintain adequate sources of funding and liquidity.

The Company must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory requirements and supervisory expectations. The Company relies on core customer deposits to be a low cost and stable source of funding for the loans it makes and the operations of its business. Core customer deposits, which include noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less, have historically provided the Company with a sizeable source of relatively stable and low-cost funds. In addition to customer deposits, sources of liquidity include brokered deposits and borrowings from securities dealers, various FHLBs and the FRB of New York, as well as the debt and equity capital markets.

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

Regulatory changes relating to liquidity and risk management may also negatively impact the Company’s results of operations and competitive position. Various regulations have been adopted to impose more stringent liquidity requirements for large financial institutions, including the Company. These regulations address, among other matters, liquidity stress testing and minimum liquidity requirements. The application of certain of these regulations to banking organizations, such as the Company, have been modified, including in connection with the implementation of the Tailoring Rules in the EGRRCPA. Following the failures of certain large banks in 2023, banking regulators indicated they may revise the liquidity requirements applicable to large financial institutions.

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

The total amount that the Company pays for funding costs is dependent, in part, on the Company’s ability to maintain or grow its deposits. If the Company is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. The Company competes with banks and other financial services companies for deposits. Increases in short-term interest rates have resulted in and may continue to result in more intense competition in deposit pricing and with respect to non-deposit financial products. If competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Customers may also move noninterest-bearing deposits to interest-bearing accounts, increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. The Company’s bank customers could withdraw their money and put it in alternative investments, causing the Company to lose a lower cost source of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income.

The Company could be subject to sudden withdrawals of deposits, including as a result of negative media coverage, which may be spread through social media, regarding the financial services industry generally, a subset of financial institutions or M&T specifically. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. In addition, depositors of certain types of deposits, such as uninsured or uncollateralized deposits, may be more likely to withdraw their deposits and do so more quickly. Any such withdrawals could result in higher funding costs to the Company as it loses a lower cost source of funding, and significant unanticipated withdrawals could materially and adversely affect the Company’s liquidity, financial condition and results of operations.

M&T relies on dividends from its subsidiaries for its liquidity.

M&T is a separate and distinct legal entity from its subsidiaries. M&T has typically received a substantial amount of its revenue from subsidiary dividends. These dividends have been M&T’s principal source of funds to pay dividends on common and preferred stock, pay interest and principal on its debt, and fund purchases of its common stock. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that M&T’s banking subsidiaries and certain non-bank subsidiaries may pay. Regulatory scrutiny of capital and liquidity levels at BHCs and IDI subsidiaries has increased in recent years and has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks, such as parent BHCs. See Part I, Item 1, "Business," "Supervision and Regulation of the Company" and "Distributions” for discussions of regulatory and other restrictions on dividend declarations. Also, M&T’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on M&T’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt, and ability to fund purchases of its common stock.

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

Technological change is influencing how individuals and firms conduct their financial affairs and is changing the delivery channels for financial services. Financial technology providers, who invest substantial resources in developing and designing new technology (in particular digital and mobile technology) are beginning to offer more traditional banking products (either directly or through bank partnerships) and may in the future be able to provide additional services by obtaining a bank-like charter, such as the OCC’s financial technology company charter. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. As a result, the Company has had and will likely continue to have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network. Further, along with other participants in the financial services industry, the Company frequently attempts to introduce new technology-driven products and services that are aimed at allowing the Company to better serve customers and to reduce costs. The Company may not be able to effectively implement new technology-driven products and services that allow it to remain competitive or be successful in marketing these products and services to its customers.

Difficulties in obtaining regulatory approval for acquisitions and in combining the operations of acquired entities with the Company’s own operations may prevent M&T from achieving the expected benefits from its acquisitions.

M&T has expanded its business through past acquisitions and may do so in the future. The Company’s ability to complete acquisitions is in many instances subject to regulatory approval, and the Company cannot be certain when or if, or on what terms and conditions, any required regulatory approvals would be granted. In recent years, federal authorities, including the bank regulators and Department of Justice, have increased their scrutiny of bank mergers and acquisitions, and there is continued uncertainty with regard to how they will evaluate bank mergers and acquisitions, including from an antitrust perspective. Any requisite approval could be delayed or not obtained at all, including due to, among other factors, an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approval, including factors not known at the time of entering into the definitive agreement for the acquisition or submission of the related application for regulatory approval, and factors that may arise subsequently; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment more generally. Anticipated challenges in obtaining any requisite regulatory approval, or uncertainty as to the prospects for obtaining approvals, could also prevent the Company from pursuing a potential acquisition it may otherwise view as attractive.

In addition, inherent uncertainties exist when integrating the operations of an acquired entity, such as with respect to the Company's People’s United acquisition in April 2022. Acquiring other entities involves potential risks that could have a material adverse impact on the Company’s business, financial condition and results of operations, including:

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
•
Reputational risks.

The Company could suffer if it fails to attract and retain skilled personnel.

The Company's success depends, in large part, on its ability to attract and retain key individuals and to have a diverse workforce. Competition for qualified and diverse candidates in the activities in which the Company engages and markets that the Company serves is significant, and the Company may not be able to hire candidates and retain them. Growth in the Company’s business, including through acquisitions, may increase its need for additional qualified personnel. The Company is increasingly competing for personnel with financial technology providers and other less regulated entities who may not have the same limitations on compensation as the Company does. Recruiting and compensation costs may increase as a result of changes in the marketplace, which may increase costs and adversely impact the Company. The increase in remote and hybrid-work arrangements and opportunities in regional, national and global labor markets has also increased competition for the Company to attract and retain skilled personnel. The Company’s current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable as compared with the arrangements offered by other companies, which could adversely affect the Company’s ability to attract and retain employees. If the Company is not able to hire or retain highly skilled, qualified and diverse individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.

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

Like all businesses, the Company is subject to operational risk, which represents the risk of loss resulting from human error or misconduct, inadequate or failed internal processes and systems, and external events, including the risk of loss resulting from fraud by employees or persons outside the Company, and breaches in data security. Operational risk also encompasses reputational risk and compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of noncompliance with contractual and other obligations. The Company is also exposed to the above referenced operational risks through outsourcing arrangements, as such outsourcing vendors are exposed to operational risks themselves, as well as the effects that changes in circumstances or capabilities of its outsourcing vendors can have on the Company’s ability to continue to perform operational functions necessary to its business. Although the Company seeks to mitigate operational risk through a system of internal controls that are reviewed and updated, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to the Company’s reputation or foregone business opportunities.

The Company’s information systems may experience interruptions or breaches in security, including due to events beyond the Company’s control.

The Company relies heavily on communications and information systems, including those of third-party service providers, to conduct its business. Any failure, interruption or breach in security of these systems could result in disruptions to its accounting, deposit, loan and other systems, and adversely affect the Company’s customer relationships. Disruption of operating systems caused by events beyond the Company’s control may include computer viruses, electrical or telecommunications outages, quality of vulnerability patches, cybersecurity attacks (including Distributed Denial of Service attacks, which occur when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious cyber threat actor), damage to property or physical assets, or events arising from political protests or terrorist acts. While the Company has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, disruption, interruption or security breach will not occur or, if any does occur, that it can be sufficiently or timely remediated.

Information security risks for large financial institutions such as M&T have increased significantly in recent years in part because of the proliferation of new technologies, such as digital and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. There have been increasing efforts on the part of third parties, including through cybersecurity attacks, to breach data security at financial institutions or with respect to financial transactions. There have been numerous instances involving financial services and consumer-based companies reporting unauthorized access to and disclosure of client or customer information or the destruction or theft of corporate data, including by executive impersonation and third party vendors, or the freezing of operating systems and databases making them inaccessible or unusable. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to, or the usage of, operating systems and databases. Ransomware is a form of malicious software, known as “malware,” designed to block access to, and often encrypt, computer systems or data. Once the victim’s computer system or data is locked down and encrypted, rendering it essentially useless, the malicious cyber actor then extorts the victim by demanding a ransom payment in exchange for providing a method to decrypt it. The attacker may also copy the victim’s data in the course of the attack and threaten to sell or publish the data if the ransom is not paid. Ransomware attacks can result in a loss of business functionality and of sensitive data.

As cybersecurity threats continue to evolve, the Company expects to continue to expend significant additional resources to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. The techniques used by cybersecurity criminals change frequently, may not be recognized until launched and can be initiated by a variety of actors, including terrorist organizations and hostile foreign governments. These techniques may include attempts to fraudulently induce employees, customers or others to disclose sensitive information in order to gain access to data or systems. These risks may increase as the use of mobile payment and other Internet-based applications expands.

Further, third parties with which the Company does business, as well as vendors and other third parties with which the Company’s customers do business, can also be sources of information security risk to the Company, particularly where activities of customers are beyond the Company’s security and control systems, such as through the use of the Internet, personal computers, tablets, smart phones and other mobile services. Risks relating to cybersecurity attacks on vendors and other third parties, including supply chain attacks affecting software and information technology service providers, have been rising as such attacks become increasingly frequent and severe. For example, in 2023, a widely reported global cybersecurity incident occurred involving MOVEit, a file transfer software product owned by Progress Software Corporation that is used by thousands of public and private sector entities worldwide. As reported, this incident resulted in the theft of sensitive data from a large number of organizations, and certain Company customer information in the possession of the Company’s external service providers was compromised in connection with it, while no information was obtained from the Company’s internal systems and these systems were not at risk from the MOVEit incident.

Security breaches affecting the Company’s customers, or systems breakdowns, failures, security breaches or employee misconduct affecting such other third parties, may require the Company to take steps to protect the integrity of its own systems or to safeguard confidential information of the Company or its customers, thereby increasing the Company’s operational costs and adversely affecting its business. Additionally, successful cybersecurity attacks at other large financial institutions, whether or not the Company is impacted, could lead to a general loss of customer confidence in financial institutions that could negatively affect M&T, including harming the market perception of the effectiveness of the Company’s security measures or the financial system in general which could result in reduced use of the Company’s financial products. Though the Company has insurance against some cybersecurity risks and attacks, it may not be sufficient to offset the impact of a material loss event.

The Company, as well as third parties with which the Company does business, has expanded the use of cloud service providers, which could experience system breakdowns or failures, outages, downtime, cybersecurity attacks, negative changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on the Company’s business and reputation. For example, during 2021, there were a number of widely publicized cases of outages in connection with access to cloud service providers. Thus, increasing the amount of infrastructure that the Company or its vendors and service providers outsource to the cloud or to other parties may increase M&T’s risk exposure. The failure to properly upgrade or maintain the computer systems could result in greater susceptibility to attacks, particularly in light of the greater frequency and severity of attacks in recent years, as well as the growing prevalence of supply chain attacks affecting software and information technology service providers. Failures related to upgrades and maintenance also increase risks related to unauthorized access and misuse, as well as the Company’s ability to achieve its business continuity and resiliency objectives.

The Company could incur higher costs, experience lower revenue, and suffer reputational damage in the event of the theft, loss or misuse of information, including due to a cybersecurity attack.

Like other financial services firms, the systems, networks and devices of the Company, its customers, employees, service providers or other third parties with whom the Company interacts continue to be the subject of attempted unauthorized access, denial-of-service attacks, computer viruses, hacking, malware, ransomware, phishing or other forms of social engineering, and cybersecurity attacks designed to obtain confidential information, destroy data, disrupt or degrade service, eliminate access or cause other damage. These threats may arise from human error, fraud on the part of employees, insiders or third parties or may result from accidental technology failure or vulnerabilities of suppliers through supply chain attacks. Further, cybersecurity and information security risks for financial institutions have generally increased because of, among other things, the growth of new technologies, the use of the Internet and telecommunications technologies (including computers, smartphones, and other mobile devices outside the Company’s systems) by customers to conduct financial transactions, and the increased sophistication and activities of organized crime, fraudsters, hackers, terrorists, activists, instrumentalities of foreign governments and other external parties.

Although the Company believes that a robust suite of authentication and layered security controls, data encryption and tokenization, threat intelligence, anti-malware defenses and vulnerability management tools exist, the failure of any of these controls could result in a failure to detect, mitigate or remediate these risks in a timely manner. Moreover, potential new regulations may require the Company to disclose information about a cybersecurity event before it has been resolved or fully investigated. Further, as the Company expands its mobile and digital capabilities, cybersecurity risks increase.

A disruption or breach, including as a result of a cybersecurity attack, or media reports of perceived security vulnerabilities at the Company or at third-party service providers could result in significant legal and financial exposure, regulatory intervention, remediation costs, damage to reputation or loss of confidence in the security of systems, products and services that could adversely affect the Company’s business. Like other U.S. financial services providers, the Company continues to be targeted with evolving and adaptive cybersecurity threats from sophisticated third parties. Although the Company is not aware of any material losses relating to cybersecurity incidents, there can be no assurance that unauthorized access or cybersecurity incidents will not become known or occur or that the Company will not suffer such losses in the future.

The Company is subject to laws and regulations relating to the privacy of the information of customers, clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage.

The Company is also subject to laws and regulations relating to the privacy of the information of customers, clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage. New privacy and data protection initiatives will impose additional operational burdens on the Company, may limit the Company’s ability to pursue desirable business initiatives and increase the risks associated with any future use of customer data. Significant examples include the General Data Protection Act, the UK General Data Protection Act, known as The Data Protection Act of 2018, and the California Consumer Privacy Act. Compliance with these and other laws and regulations may require changes to policies, procedures and technology for information security and segregation of data, which could, among other things, make the Company more vulnerable to operational failures, and to monetary penalties, litigation or regulatory enforcement actions for breach of such laws and regulations.

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

The accounting standard setters, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, which would result in the restating of the Company’s prior period financial statements. Information about recently adopted and not as yet adopted accounting standards is included in note 27 of Notes to Financial Statements included in Part II, Item 8, "Financial Statements and Supplemental Data" of this Form 10-K.

The Company’s reported financial condition and results of operations depend on management’s selection of accounting methods and require management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to the Company’s reported financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported amounts of assets or liabilities and financial results. Several of M&T’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to GAAP, management is required to make certain assumptions and estimates in preparing the Company’s financial statements. If assumptions or estimates underlying the Company’s financial statements are incorrect, the Company may experience material losses.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. M&T has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding judgments and the estimates pertaining to these matters, M&T could be required to adjust accounting policies or restate prior period financial statements if those judgments and estimates prove to be incorrect. For additional information, see "Critical Accounting Estimates" in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and note 1 of Notes to Financial Statements in Part II, Item 8.

The Company’s models used for business planning purposes could perform poorly or provide inadequate information.

The Company uses quantitative models to assist in measuring risks and estimating or predicting certain financial values, among other uses. The Company uses models throughout many of its business lines, relying on them, along with its judgement, for many decision making processes. Examples of areas where the Company uses models include determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and evaluating liquidity risks. The Company also uses models to estimate the value of financial instruments and balance sheet items. Models generally evaluate the performance of various factors under anticipated future conditions, relying on historical data to help build the model and in part on assumptions as to the future, often with respect to macro-economic conditions, in order to generate the output. The models used may not accurately account for all variables and may fail to predict outcomes accurately and/or may overstate or understate certain effects. Poorly designed, implemented, or managed models or misused models, including in the choice of relevant historical data or future-looking assumptions, present the risk that the Company’s business decisions that consider information based on such models will be adversely affected due to inadequate or inaccurate information, which may damage the Company’s reputation and adversely affect its reported financial condition and results of operations. Even if the underlying assumptions used in the Company’s models are adequate, the models may be deficient due to errors in computer code, use of bad data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design. As a result, the Company’s models may not fully capture or express the risks the Company faces, may suggest that the Company has sufficient reserves, capital or liquidity when it may not, or may lead the Company to misjudge the business and economic environment in which it operates. If the models fail to produce reliable results on an ongoing basis, the Company may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that the Company employs to manage and govern the risks associated with its use of models may not be effective or fully reliable, and as a result, the Company may realize losses or other lapses. Finally, information the Company provides to the public or to its regulators based on poorly designed, implemented, or managed models or misused models could be inaccurate or misleading. Some of the decisions that the Company’s regulators make, including those related to capital distributions to M&T’s stockholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

The Company is exposed to reputational risk.

A negative public opinion of the Company and its business can result from any number of activities, including the Company’s lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by regulators or by community organizations in response to these activities. Significant harm to the Company’s reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct or the activities of customers, developments and the actions of other participants in the financial services industry, including failures of other financial institutions or activities of the Company’s contractual counterparties, such as service providers and vendors. A service disruption of the Company’s technology platforms, or to those of the Company's service providers or vendors, or an impact to the Company’s branches could have a negative impact on a customer’s access to banking services and harm the Company’s reputation with customers. In particular, a cybersecurity event impacting the Company’s or its customers’ data could have a negative impact on the Company’s reputation and customer confidence in the Company and its cybersecurity. Damage to the Company’s reputation could also adversely affect its credit ratings and access to the capital markets.

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

Pandemics, such as the COVID-19 pandemic; acts of war; military conflicts, such as Russia’s invasion of Ukraine and the conflict in the Middle East as a result of recent attacks on Israel; or terrorism and other adverse external events, including severe weather and other natural disasters, could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company.

For example, the COVID-19 pandemic created economic and financial disruptions that adversely affected, and may in the future adversely affect, the Company’s business, financial condition, capital and results of operations.

Depending on the impact of pandemics, military conflicts, terrorism and other detrimental or destabilizing global and national events on general economic and market conditions, consumer and corporate spending and investment and borrowing patterns, there is a risk that adverse conditions could occur, including supply chain disruptions; higher inflation; decreased demand for the Company’s products and services or those of its borrowers, which could increase credit risk; challenges related to maintaining sufficient qualified personnel due to labor shortages, talent attrition, employee illness and willingness to return to work; and disruptions to business operations at the Company and at counterparties, vendors and other service providers. Even after such events fully subside, the U.S. economy may experience a prolonged economic slowdown or recession, and M&T anticipates the Company’s businesses would be materially and adversely affected by a prolonged economic slowdown or recession.

The escalation or continuation of the war between Russia and Ukraine or other hostilities, such as the conflict in the Middle East resulting from recent attacks on Israel, could result in, among other things, further increased risk of cybersecurity attacks, supply chain disruptions, higher inflation, lower consumer demand and increased volatility in commodity, currency and other financial markets.

To the extent that pandemics, acts of war or conflict, terrorism and other detrimental external events adversely affect the Company’s business, financial condition, liquidity, capital or results of operations, such factors may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The Company’s assets, communities, operations, reputation and customers could be adversely affected by the impacts of climate risk.

The Company operates in regions where its businesses and the activities of its customers could be negatively impacted by climate risk. This includes the physical risks resulting from chronic shifts in climate, such as rising average global temperatures, rising sea levels, and acute climate events, such as an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados. Such chronic shifts and acute events could damage or otherwise impact the value or productivity of customers’ assets and disrupt the Company’s operations and the operations of customers or third parties on which the Company relies. They could also result in market volatility, negatively impact the Company’s customers’ ability to repay outstanding loans, and damage or deteriorate the value of collateral. Over time such risks may result in both increasing premiums for and reduced availability of insurance and have a broader impact on the economy.

Further, climate risk may manifest from efforts to transition to a low-carbon economy. Transition risks may arise from changes in consumer and business preferences, legislation, regulation, policy, and technological advancement associated with the changes necessary to limit climate change. Such risks may result in increased expenses or otherwise adversely impact the Company and its customers, including the ability of customers to repay outstanding loans. The Company could experience increased expenses resulting from climate-related strategic planning and market changes, as well as litigation and reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced investor and stakeholder confidence due to the Company’s actual or perceived action, or inaction, regarding climate change. For example, the Company’s reputation may be damaged, its financial condition could suffer, and its ability to attract and retain employees may be harmed as a result of any perceived ineffective identification, monitoring or management of risks relating to providing financial services to certain industries or projects that are sensitive to a transition to a lower carbon economy, as well as any decisions the Company makes to continue to conduct or change its activities in response to considerations relating to climate change.

In addition, laws, regulations, and the expectations of federal and state banking regulators, investors and other stakeholders regarding appropriate climate risk management, practices and disclosures are continuously evolving and may require financial institutions including the Company, to adhere to new or heightened requirements and expectations regarding the disclosure and management of their climate risks and related lending, investment, operations and advisory activities. For example, the Federal Reserve, the FDIC, and the OCC jointly issued interagency guidance for large financial institutions on principles for climate-related financial risk management in October 2023, the NYSDFS issued proposed guidance for New York State-regulated banking and mortgage institutions relating to the management of material financial risks from climate change in December 2022, and the SEC proposed climate-related disclosure rules in March 2022. In addition, a number of states in which the Company operates have enacted or proposed statutes and regulations addressing climate change and sustainability issues. Any such new or heightened requirements may result in higher regulatory, compliance, and other expenses, and may subject the Company to different and potentially conflicting requirements in the various jurisdictions in which it operates.

Discussions of the specific risks outlined herein and other risks facing the Company are included within this Annual Report on Form 10-K in Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Furthermore, in Part II, Item 7 under the heading “Forward-Looking Statements” is a description of certain risks, uncertainties and assumptions identified by management that are difficult to predict and that could materially affect the Company’s financial condition and results of operations, as well as the value of the Company’s financial instruments in general, and M&T common stock, in particular.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company has established polices, processes, controls and systems designed to identify, assess, measure, manage, monitor and report risks related to cybersecurity and help prevent or limit the effect of possible cybersecurity threats and attacks. As cybersecurity threats continue to evolve, the Company expects to continue to expend significant resources to modify or enhance its measures to detect and prevent cybersecurity attacks or to investigate and remediate any information security vulnerabilities that become known. The risks faced by the Company from cybersecurity threats that could materially affect the Company, including its business strategy, results of operations or financial condition, are discussed in Part I, Item 1A, “Risk Factors” as part of this Annual Report on Form 10-K.

Cybersecurity is integrated into the Company’s Risk Framework through which the Company identifies, assesses, monitors, controls, communicates and escalates risks. The Risk Framework, which is reviewed and approved by the Risk Committee of the Board of Directors at least annually, represents the Company’s overall risk management approach, including the policies, processes, controls and systems, through which the Company seeks to manage risk, including cybersecurity risk. It provides a common foundation for all employees and officers as well as directors to understand and communicate the types of risks that the Company faces in pursuit of its business objectives. The Risk Framework includes oversight by management through a multi-tiered committee structure responsible for overseeing proactive risk identification, developing an aggregated view of risks, and providing a consistent governance methodology across the Company. All such committees, including the Operational Risk Committee which has primary authority for oversight of cybersecurity, report up to the Management Risk Committee, which is chaired by the Chief Risk Officer, and serves as the executive level committee responsible for the implementation and oversight of the Risk Framework. The Risk Framework is designed to ensure the Board of Directors and its Risk Committee, which is the primary Board committee that oversees cybersecurity, are provided the information necessary to be effective in its risk management oversight responsibilities.

The Risk Committee of the Board of Directors receives regular reports on cybersecurity from the CISO. The CISO is responsible for the design and execution of the Security Program, which is supported by the governance structure defined within the Risk Framework. The CISO reports as necessary to executive management, the Risk Committee of the Board and the Board of Directors on cyber and information security issues and the effectiveness of the Company’s cyber and information security program. The Risk Committee of the Board and the Board of Directors receive the results of the Company’s annual cybersecurity risk assessment. Aligned with leading industry standards, including the U.S. Department of Commerce’s National Institute of Standards and Technology Cybersecurity Framework, the Security Program is built upon a foundation of policies, standards and procedures, which leverage the National Institute of Standards and Technology standards, to help safeguard customer information and reduce the risk of cyber incidents and breaches. The Security Program features layered controls of network and endpoint intrusion detection and prevention, enterprise malware protection, threat-monitoring and a Security Operations Center that provides full time support and additional operational measures to monitor and respond to data breaches and cyberattacks.

In accordance with the Gramm-Leach-Bliley Act, the Company undertakes periodic assessments to identify and assess risks to customer information and evaluate the effectiveness of security controls. The Company engages third parties in connection with such cybersecurity preparedness efforts. Ongoing audits, including vulnerability and penetration testing of the Company’s computing infrastructure, are performed by independent third parties and by our internal cybersecurity personnel.

The Company has also established processes to oversee and identify cybersecurity risks from third-party service providers. Third-party service providers (including suppliers and business partners) are required to have security policies, standards and procedures that meet or exceed the information security guidelines as specified in the Security Program. The Company has an established third-party due diligence program to ensure vendors meet the Company's expectations as agreed to in their contract. Roles, responsibilities and expectations for service providers and other third parties are communicated and documented through contracts (and other associated agreements) and monitored through oversight as part of the Company’s Third-Party Risk Management Program.

The Company’s Cybersecurity Leadership Team includes the CISO, Mr. Timothy Byrd. Mr. Byrd is responsible for overseeing and reporting on the development and implementation of the Company's information security program. Mr. Byrd has over twenty years of experience in information security for large financial institutions. He also served as chairman for the Bank Policy Institute's Technology Policy Division Information Security Committee and as a board member of Financial Services Information Sharing and Analysis Center. Mr. Byrd currently serves on the Advisory Council for New York University's Graduate School of Engineering, as well as the Advisory Board for University of North Carolina - Charlotte College of Computing and Informatics. The CISO reports to the Company’s Chief Information Officer, Mr. Michael A. Wisler, who has two decades of experience in the financial and technology industries. Prior to joining the Company in 2018, Mr. Wisler served as Chief Technology Officer of North American Credit Cards and Chief Information Officer of Europe at Capital One Financial Corporation. He holds a Masters of Science in Management of Information Technology from the University of Virginia. In addition, the Cybersecurity Leadership Team includes management with expertise in vulnerability management, digital forensics, threat intelligence, software development, cybersecurity operations, and project management. Many individuals on the Cybersecurity Leadership Team hold cybersecurity-relevant certifications.

The Company’s Information Security Awareness Program, a component of the Security Program, is designed to ensure that all employees are aware of relevant cyber-related policies, principles, standards and practices, as well as new and current regulatory requirements related to safeguarding customer and corporate information assets. Cybersecurity awareness initiatives and resources are regularly provided to employees, including through mandatory annual cybersecurity awareness training, ongoing simulated phishing email exercises and communications from the Company's Cybersecurity Division on the Company's internal communication channels.

Item 2. Properties.

Both M&T and M&T Bank maintain their executive offices at One M&T Plaza in Buffalo, New York. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned by M&T Bank. M&T, M&T Bank and their subsidiaries occupy 100% of the building. At December 31, 2023, the cost of this property (including improvements subsequent to the initial construction), net of accumulated depreciation, was $36.5 million.

M&T Bank also owns and occupies a facility in Buffalo, New York (known as M&T Center) with approximately 395,000 rentable square feet of space. At December 31, 2023, the cost of this building (including improvements subsequent to acquisition), net of accumulated depreciation, was $12.8 million.

M&T Bank also owns and occupies three separate facilities in the Buffalo area which support certain back-office and operations functions of the Company. The total square footage of these facilities approximates 290,000 square feet and their combined cost (including improvements subsequent to acquisition), net of accumulated depreciation, was $22.5 million at December 31, 2023.

M&T Bank owns facilities in Wilmington, Delaware, with approximately 340,000 (known as Wilmington Center) and 295,000 (known as Wilmington Plaza) rentable square feet of space, respectively. M&T Bank occupies approximately 100% of Wilmington Center and approximately 23% of Wilmington Plaza. At December 31, 2023, the cost of these buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $38.0 million and $14.0 million, respectively.

M&T Bank also owns facilities in Millsboro, Delaware and Harrisburg, Pennsylvania with approximately 325,000 and 225,000 rentable square feet of space, respectively. M&T Bank occupies 100% and approximately 29% of those facilities, respectively. At December 31, 2023, the cost of those buildings (including improvements subsequent to acquisition), net of accumulated depreciation, was $15.2 million and $9.1 million, respectively.

In 2022, the Company obtained facilities in connection with the People's United acquisition, including a building in Bridgeport, Connecticut, (known as Bridgeport Center) with approximately

460,000 rentable square feet of space. The Company currently occupies approximately 92% of that facility. At December 31, 2023, the cost of that building (including improvements subsequent to acquisition), net of accumulated depreciation, was $31.8 million.

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

Of the 961 domestic banking office locations of M&T’s subsidiary banks at December 31, 2023, 360 are owned and 601 are leased.

Item 3. Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of December 31, 2023. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

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

René F. Jones, age 59, is Chief Executive Officer, Chairman of the Board and a Director of M&T and M&T Bank (2017). Previously, he was a Senior Executive Vice President of M&T and a Vice Chairman of M&T Bank with responsibility for the Company’s Wealth and Institutional Services Division, Treasury Division, and Mortgage and Consumer Lending Divisions. Mr. Jones had also served as Chairman of the Board and a Director of WT Investment Advisors, Chief Financial Officer of M&T, M&T Bank and Wilmington Trust, N.A. and held a number of management positions within M&T Bank’s Finance Division since 1992.

Kevin J. Pearson, age 62, is Vice Chairman (2020) of M&T and is Vice Chairman (2014) and a Director (2018) of M&T Bank. Mr. Pearson has oversight of the Commercial Banking and the Institutional Services and Wealth Management Divisions. Previously, Mr. Pearson served as a Director of M&T, Chairman of the Board of Wilmington Trust Company and Chairman of the Board of Wilmington Trust, N.A. He also previously served as a Senior Executive Vice President of M&T and M&T Bank and has held a number of management positions since he began his career with M&T Bank in 1989. Mr. Pearson is a Director (2018) of Wilmington Trust Company, WT Investment Advisors, Wilmington Funds Management, and WTIM. He is a Director (2014) of Wilmington Trust, N.A., a Director (2022) of PUA and a Director (2023) of WTAM.

Daryl N. Bible, age 62, is a Senior Executive Vice President and Chief Financial Officer (2023) of M&T and M&T Bank. Mr. Bible leads the Finance Division, which includes the Company's Treasury Division, and has responsibility for the overall financial management of the Company including oversight of SEC and regulatory reporting, acquisitions and divestitures, shareholder capital, and interest rate and liquidity risk management. He is a Senior Executive Vice President and Chief Financial Officer (2023) of Wilmington Trust, N.A. and a Senior Executive Vice President (2023) of Wilmington Trust Company. Prior to his current role, Mr. Bible was the Chief Financial Officer of Truist Financial Corporation. Mr. Bible joined Truist Financial Corporation’s predecessor, Branch Banking and Trust Company, in 2008 after a twenty-four year career with U.S. Bancorp, during which he served ten years as Treasurer.

Robert J. Bojdak, age 68, is a Senior Executive Vice President and Chief Credit Officer (2004) of M&T and M&T Bank where he is responsible for managing the overall risk involving M&T Bank’s loan portfolio, monitoring portfolio metrics and workout activities. He is a Senior Executive Vice President (2004) of Wilmington Trust, N.A. and a Senior Executive Vice President (2020) of Wilmington Trust Company. Mr. Bojdak joined M&T Bank in 2002 and previously served as Senior Vice President and Credit Deputy for M&T Bank and as a Director of Wilmington Trust, N.A.

Peter G. D’Arcy, age 50, is a Senior Executive Vice President (2022) of M&T and M&T Bank and is the head of Commercial Banking. In his current role, Mr. D’Arcy is responsible for directing strategic growth and business line development activities across M&T’s footprint for commercial clients. He is a Director and Chairman (2022) of M&T Realty Capital. Previously, Mr. D’Arcy served as an Area Executive, was Co-Chair of M&T Bank’s Senior Loan Committee, and supervised M&T Bank’s Commercial Real Estate, Capital Markets and Corporate and Institutional Banking Divisions. He began his career with M&T Bank in 1995.

Christopher E. Kay, age 58, is a Senior Executive Vice President (2018) of M&T and M&T Bank, and is responsible for Enterprise Platforms, which includes the Customer Experience, Digital, Strategy and Transformation, and Marketing Divisions. Prior to joining M&T in 2018, Mr. Kay served as Chief Innovation Officer at Humana from 2014 to 2018 and as Managing Director of Citi Ventures from 2007 to 2013.

Darren J. King, age 54, is a Senior Executive Vice President (2010) of M&T and a Senior Executive Vice President (2009) of M&T Bank. Mr. King has responsibility for a portfolio of businesses comprising the Retail Banking Division, including Retail, Business Banking, Residential Mortgage, Indirect and Consumer Lending activities. He is also the head of Dealer Lending. Prior to his current role, Mr. King served as Chief Financial Officer of M&T and M&T Bank with the responsibility for the Company’s overall financial management and treasury functions. Mr. King has held a number of management positions within M&T Bank since 2000.

Doris P. Meister, age 69, is a Senior Executive Vice President (2016) of M&T and M&T Bank and is responsible for overseeing the Company’s Wealth Management business, including Wilmington Trust Wealth Management, M&T Securities and WT Investment Advisors. Ms. Meister is the Chair of the Board, President and Chief Executive Officer (2022) and a Director (2016) of Wilmington Trust, N.A. and Wilmington Trust Company, and the Chair of the Board, Chief Executive Officer and a Director (2017) of WT Investment Advisors. She is a Director (2017), Chair of the Board and Chief Executive Officer (2018) of Wilmington Funds Management and WTIM. Ms. Meister is a Director, Chair of the Board and Chief Executive Officer (2022) of PUA, and a Director, Chair of the Board and Chief Executive Officer (2023) of WTAM. Ms. Meister joined Wilmington Trust N.A. in 2016 and has over four decades of financial and executive management experience.

Laura P. O’Hara, age 64, is a Senior Executive Vice President (2020) and Chief Legal Officer (2017) of M&T and M&T Bank. In this role, she oversees all of the Company’s legal affairs, as well as the Office of the Corporate Secretary. Ms. O’Hara is a Senior Executive Vice President (2020) and Chief Legal Officer (2018) of Wilmington Trust, N.A., a Senior Executive Vice President (2020) of Wilmington Trust Company, and a Senior Executive Vice President and Chief Legal Officer (2023) of WTIM. She has almost forty years of litigation, regulatory compliance and risk management experience, including time spent at Santander Bank, where she served as Executive Vice President and General Counsel from 2015 until she joined M&T in 2017.

Michael J. Todaro, age 62, is a Senior Executive Vice President (2015) and Chief Risk Officer (2021) of M&T and M&T Bank where he is responsible for overseeing the Company’s governance and strategy for risk management as well as relationships with the Company’s regulators and supervisory agencies. He is a Senior Executive Vice President (2015) and Chief Risk Officer (2021) of Wilmington Trust, N.A., and is a Senior Executive Vice President (2021) of Wilmington Trust Company. Mr. Todaro began his career with M&T in 1995, and previously served as Senior Vice President of M&T Bank and held a number of management positions within M&T Bank’s Mortgage, Consumer Lending and Customer Asset Management Divisions. Most recently he was responsible for Enterprise Transformation activities.

Julianne Urban, age 51, is a Senior Executive Vice President (2020) and Chief Auditor (2017) of M&T and M&T Bank. She is responsible for the Audit Division’s strategic development and execution of assurance services. During her tenure, she has served as Audit Manager and Audit Director responsible for examining various business lines including Commercial Banking, Retail Banking, Institutional Services and Wealth Management, Credit, Finance and Treasury, Operations, Regulatory, and Risk Management. Ms. Urban is a Senior Executive Vice President (2020) and Chief Auditor (2018) of Wilmington Trust, N.A. and a Senior Executive Vice President (2020) of Wilmington Trust Company.

Jennifer Warren, age 59, is a Senior Executive Vice President (2022) of M&T and M&T Bank. Ms. Warren is responsible for managing administrative and business development functions of the Institutional Services Division. She is a Senior Executive Vice President and Director (2022) of Wilmington Trust, N.A. and Wilmington Trust Company. Ms. Warren is a Director (2022) of Wilmington Funds Management, WT Investment Advisors, WTIM and PUA, and a Director (2023) of WTAM. Prior to joining the Company, Ms. Warren was Chief Executive Officer of Issuer Services, North America for Computershare from 2018 to 2021. Ms. Warren previously served as head of the U.S. region and President and Chief Executive Officer of CIBC World Markets Corp., where she worked for nearly twelve years.

Tracy S. Woodrow, age 50, is a Senior Executive Vice President (2020) and Chief Administrative Officer (2023) of M&T and M&T Bank. Ms. Woodrow is responsible for managing the Company’s Human Resources, Banking Services and Corporate Services Divisions, and leading M&T's sustainability efforts. She is a Senior Executive Vice President (2015) of Wilmington Trust, N.A. and Wilmington Trust Company. Ms. Woodrow previously served as Chief Human Resources Officer (2020) for M&T and M&T Bank and as the BSA/AML/OFAC Officer (2013) for M&T, M&T Bank and Wilmington Trust, N.A.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

M&T’s common stock is traded under the symbol MTB on the NYSE. Shareholders of M&T approximated 31,325 at December 31, 2023. See cross-reference sheet for disclosures incorporated elsewhere in this Annual Report on Form 10-K for frequency and amounts of dividends on common stock and restrictions on the payment of dividends.

During the fourth quarter of 2023, M&T did not issue any shares of its common stock that were not registered under the Securities Act.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2019 Equity Incentive Compensation Plan, which has been previously approved by shareholders and the M&T Bank Corporation Deferred Bonus Plan, which did not require shareholder approval.

The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. Footnote (1) to the table sets forth the total number of shares of common stock issuable upon the exercise of such assumed options and rights as of December 31, 2023, and their weighted-average exercise price.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	902,570	$162.50	4,218,093
Equity compensation plans not approved by security holders	10,238	82.31	—
Total	912,808	$161.60	4,218,093

(1)
As of December 31, 2023, a total of 1,298,073 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $145.14 per common share.

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

Performance Graph

The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Nasdaq Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by S&P Dow Jones Indices, LLC, for the five-year period beginning on December 31, 2018 and ending on December 31, 2023. The KBW Nasdaq Bank Index is a modified market capitalization weighted index consisting of 24 banking stocks representing leading large U.S. national money centers, regional banks and thrift institutions.

Comparison of Five-Year Cumulative Return*

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
M&T Bank Corporation
KBW Nasdaq Bank Index
S&P 500 Index

Shareholder Value at Year End*

	2018	2019	2020	2021	2022	2023
M&T Bank Corporation	100	122	95	118	114	112
KBW Nasdaq Bank Index	100	136	122	169	133	132
S&P 500 Index	100	132	156	200	164	207

* Assumes a $100 investment on December 31, 2018 and reinvestment of all dividends.

In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act, or the Exchange Act and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

During the fourth quarter of 2023, M&T purchased shares of its common stock as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2023	—	$—	—	$1,200,060,000
November 1 - November 30, 2023	76	116.41	—	1,200,060,000
December 1 - December 31, 2023	171	137.87	—	1,200,060,000
Total	247	$131.27	—

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

Item 6. Selected Financial Data [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Profile and Significant Developments

M&T is a BHC headquartered in Buffalo, New York with consolidated assets of $208.3 billion at December 31, 2023. M&T’s wholly owned bank subsidiaries are M&T Bank and Wilmington Trust, N.A. Among other subsidiaries of M&T is M&T Securities which provides institutional brokerage and securities services and had total assets of $56 million at December 31, 2023.

M&T Bank, with total assets of $207.8 billion at December 31, 2023, is a New York-chartered commercial bank with 961 domestic banking offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia, and the District of Columbia, and a full-service commercial banking office in Ontario, Canada. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets. M&T Bank lends to consumers residing in the states noted above and to small and medium-size businesses based in those areas, although loans are also originated through offices in other states and in Ontario, Canada. Certain lending activities are also conducted in other states through various subsidiaries. Trust and other fiduciary services are offered by M&T Bank and through its wholly owned subsidiary, Wilmington Trust Company. Other subsidiaries of M&T Bank include M&T Realty Capital, a multifamily commercial mortgage lender; WT Investment Advisors, which serves as an investment advisor to the Wilmington Funds, a family of proprietary mutual funds, and other funds and institutional clients; and entities obtained in the People's United acquisition including LEAF Commercial Capital, Inc., M&T Capital and Leasing Corp. (formerly known as People's Capital and Leasing Corp.) and M&T Equipment Finance Corp. (formerly known as People's United Equipment Finance Corp.) that provide equipment leasing and financing services.

Wilmington Trust, N.A. is a national bank with total assets of $683 million at December 31, 2023. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services.

On April 1, 2022, M&T completed the acquisition of People’s United. Through subsidiaries, People's United provided commercial banking, retail banking and wealth management services to individual, corporate and municipal customers through a network of branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. Following the merger, People's United Bank, National Association, a national banking association and a wholly owned subsidiary of People's United, merged with and into M&T Bank with M&T Bank as the surviving entity. The results of operations acquired from People's United have been included in the Company's financial results since April 1, 2022.

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

The People's United transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. M&T recorded assets acquired of $64.2 billion, including $35.8 billion of loans and leases and $11.6 billion of investment securities, and liabilities assumed totaling $55.5 billion, including $53.0 billion of deposits. The transaction added $8.4 billion to M&T's common shareholders' equity and $261 million to preferred equity. In connection with the acquisition the Company recorded $3.9 billion of goodwill and $261 million of core deposit and other intangible assets. The acquisition of People's United formed a banking franchise with over $200 billion in assets serving communities in the Northeast and Mid-Atlantic from Maine to Virginia, including Washington D.C.

Net acquisition and integration-related expenses (included herein as merger-related expenses) associated with the People's United acquisition totaled $432 million after-tax effect, or $2.63 of diluted earnings per common share in 2022 and $34 million after-tax effect, or $0.25 of diluted earnings per common share in 2021. Merger-related expenses incurred in 2022 and associated with the People's United acquisition generally consisted of professional services, temporary help fees and other costs associated with actual or planned conversions of systems and/or integration of operations and the introduction of M&T to its new customers, costs related to terminations of existing contractual arrangements to purchase various services, severance, travel costs, and, in the second quarter of 2022, an initial provision for credit losses on loans not deemed to be PCD on the April 1, 2022 acquisition date of People's United. M&T completed the transfer of most financial records of People’s United to M&T’s core operating systems in the third quarter of 2022. The Company did not incur any merger-related expenses during 2023.

On April 29, 2023 Wilmington Trust, N.A. sold its CIT business to a private equity firm, resulting in a pre-tax gain of $225 million. On October 31, 2022 M&T Bank sold MTIA, a wholly owned insurance agency subsidiary of M&T Bank to Arthur J. Gallagher & Co. resulting in a pre-tax gain of $136 million.

Financial Reporting Matters

Included within this Management's Discussion and Analysis of Financial Condition and Results of Operations are certain financial reporting changes described in note 1 of Notes to Financial Statements that were effective in the fourth quarter of 2023 including:

•
Reclassification of the substantial majority of loans secured by commercial real estate that were considered owner-occupied from commercial real estate loans to commercial and industrial loans;
•
Presentation of "professional and other services" as an individual component of "other expense" while combining the presentation of "printing, postage and supplies" into "other costs of operations" within the Consolidated Statement of Income; and
•
Revisions to the Company's reportable segments to now comprise of Commercial Bank, Retail Bank and Institutional Services and Wealth Management.

Prior periods have been presented in conformity with the new classifications.

Overview

The results of the Company’s operations for the year ended December 31, 2023 continued to be impacted by multiple hikes by the FOMC of its federal funds target rate that totaled 5.25% from March of 2022 through July of 2023 in response to inflationary pressures. The higher interest rate environment has resulted in increased yields on the Company’s earning assets, higher costs of interest-bearing liabilities and a shift in the mix of those liabilities, including from noninterest-bearing deposits to higher cost deposit products. The provision for credit losses reflects declines in commercial real estate values and higher interest rates contributing to a deterioration in the performance of loans to commercial borrowers as well as a $2.5 billion increase in loans and leases since December 31, 2022. In the second quarter of 2023, M&T completed the divestiture of its CIT business to a private equity firm. The sale of that business resulted in a pre-tax gain of $225 million ($157 million after-tax effect, or $0.94 of diluted earnings per common share) in the 2023 results of operations. In the fourth quarter of 2023, the FDIC issued a final rule on special assessment pursuant to systemic risk determination resulting from the closures of certain failed banks earlier in the year. As a result, the Company recorded an expense of $197 million ($146 million after-tax effect, or $0.88 of diluted earnings per common share) for the special assessment in the 2023 results of operations. A comparative summary of financial results for the Company is provided in Table 1.

Table 1

SUMMARY OF FINANCIAL RESULTS

				Change from
				2022 to 2023		2021 to 2022
(Dollars in millions, except per share)	2023	2022	2021	Amount	%	Amount	%
Net interest income	$7,115	$5,822	$3,825	$1,293	22%	$1,997	52%
Taxable-equivalent adjustment (a)	54	39	15	15	40	25	166
Net interest income (taxable-equivalent basis) (a)	7,169	5,861	3,840	1,308	22	2,022	53
Provision for credit losses	645	517	(75)	128	25	592	—
Other income	2,528	2,357	2,167	172	7	190	9
Other expense	5,379	5,050	3,612	329	7	1,439	40
Net income	2,741	1,992	1,859	749	38	133	7
Per common share data:
Basic earnings	15.85	11.59	13.81	4.26	37	(2.22)	-16
Diluted earnings	15.79	11.53	13.80	4.26	37	(2.27)	-16
Performance ratios
Return on:
Average assets	1.33%	1.05%	1.22%
Average common shareholders' equity	11.06	8.67	11.54
Net interest margin	3.83	3.39	2.76

(a)
Net interest income data are presented on a taxable-equivalent basis which is a non-GAAP measure. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 26%.

The increase in net income in 2023 as compared with 2022 included one additional quarter of operations acquired from People's United.

•
Taxable-equivalent net interest income was $7.17 billion in 2023, an increase of $1.31 billion, or 22% from $5.86 billion in 2022. That increase reflects a 44 basis point (hundredth of one percent) widening of the net interest margin to 3.83% in 2023 from 3.39% in 2022.
•
The provision for credit losses was $645 million in 2023, compared with $517 million in 2022. Included in the second quarter of 2022 was the $242 million provision related to loans obtained in the People's United acquisition that were considered non-PCD. The comparatively higher provision for credit losses in the most recent year as compared with 2022 reflects declines in commercial real estate values and higher interest rates contributing to a deterioration in the performance of loans to commercial borrowers as well as commercial and industrial loan growth.
•
Noninterest income rose $172 million, or 7%, to $2.53 billion in 2023 as compared with $2.36 billion in 2022, reflecting the sale of the CIT business in the second quarter of 2023, the sale of MTIA in the fourth quarter of 2022 and one additional quarter of revenues in 2023 from operations acquired from People's United. Other favorable factors contributing to the rise in noninterest income included higher mortgage banking revenues and trading account and other non-hedging derivatives gains.
•
Exclusive of $338 million of merger-related expenses incurred in 2022 associated with the People's United acquisition, noninterest expense increased $667 million reflecting one additional quarter of operations acquired from People's United, higher salaries and employee benefits expenses from merit and other salary increases, a rise in incentive compensation and increases in employee benefit costs, including severance, and higher FDIC assessments inclusive of the special assessment in 2023's final quarter.

The increase in net income in 2022 as compared with 2021 included the impact of the acquisition of People's United on April 1, 2022.

•
Taxable-equivalent net interest income was $3.84 billion in 2021. The $2.02 billion increase in such income from 2021 to 2022 resulted from a 63 basis point widening of the net interest margin from 2.76% in 2021 and an increase in average earning assets and interest-bearing liabilities in 2022, primarily from the People's United acquisition.
•
The higher provision for credit losses in 2022 as compared with 2021 reflects the $242 million People's United-related provision for non-PCD loans obtained in the acquisition and a forecasted weakening of macroeconomic conditions as of December 31, 2022, as compared with forecasts in 2021 during which a recapture of previously recorded provisions of $75 million was recorded.
•
The increase in other income in 2022 as compared with 2021 reflected increases related to the acquired operations associated with the People's United acquisition (predominantly reflected in trust income, service charges on deposit accounts and other revenues from operations, including credit-related fees), higher trust income from legacy operations and the $136 million gain on sale of MTIA. Those increases were partially offset by lower mortgage banking revenues reflecting the Company's decision late in the third quarter of 2021 to retain the substantial majority of recently originated mortgage loans in portfolio rather than sell such loans, and a planned reduction of insufficient funds fees reflected in service charges on deposit accounts.
•
As compared with 2021, the predominant factor for increased noninterest expenses in 2022 was acquired operations from People's United and associated merger-related expenses. Merger-related noninterest expenses totaled $338 million and $44 million in 2022 and 2021, respectively. In addition to the People's United acquisition, factors contributing to the higher level of noninterest expenses included higher costs for salaries and employee benefits, outside data processing and software, equipment and net occupancy, professional and other services expenses and (in the fourth quarter of 2022) a $135 million contribution to The M&T Charitable Foundation. Those higher expenses were partially offset by lower defined benefit pension-related expenses included in other costs of operations.

The Company’s effective tax rate was 24.3% in each of 2023 and 2021, as compared with 23.7% in 2022.

Under approved capital plans and programs authorized by M&T's Board of Directors, M&T repurchased a total of 3,838,157 shares of its common stock in 2023 at an average cost per share of $154.76 resulting in a total cost, including the share repurchase excise tax, of $600 million. In 2022, M&T repurchased a total of 10,453,282 shares of its common stock at an average cost per share of $172.19 resulting in a total cost of $1.8 billion. No common shares were repurchased in 2021.

Supplemental Reporting of Non-GAAP Results of Operations

As a result of business combinations and other acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $8.6 billion at December 31, 2023, $8.7 billion at December 31, 2022 and $4.6 billion at December 31, 2021, consisting predominantly of goodwill. Amortization of core deposit and other intangible assets, after-tax effect, totaled $48 million, $43 million and $8 million during 2023, 2022 and 2021, respectively.

M&T consistently provides supplemental reporting of its results on a “net operating” or “tangible” basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and expenses (when incurred) associated with merging acquired or to be acquired operations with and into the Company, since such items are considered by management to be “nonoperating” in nature. In 2022 and 2021, those merger-related expenses totaled $580 million ($432 million after-tax effect) in 2022 and $44 million ($34 million after-tax effect) in 2021. There were no merger-related expenses in 2023. Although “net operating income” as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results.

Table 2

SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Year ended December 31,			Percent Change from
(Dollars in millions, except per share data)	2023	2022	2021	2022 to 2023	2021 to 2022
Net operating income	$2,789	$2,466	$1,900	13%	30%
Diluted net operating earnings per share	16.08	14.42	14.11	12	2
Return on:
Average tangible assets	1.42%	1.35%	1.28%
Average tangible common equity	17.60	16.70	16.80
Efficiency ratio	54.9	56.6	59.0
Tangible equity per common share (a)	$98.54	$86.59	$89.80	14%	-4%

(a)
At the period end.

The efficiency ratio measures the relationship of noninterest operating expenses, which exclude expenses M&T considers to be "nonoperating" in nature consisting of amortization of core deposit and other intangible assets and merger-related expenses, to revenues. The calculations of the Company’s efficiency ratio, or noninterest operating expenses divided by the sum of taxable-equivalent net interest income and noninterest income (exclusive of gains and losses from bank investment securities), and reconciliations of GAAP amounts with corresponding non-GAAP amounts are presented in Table 3.

Table 3

RECONCILIATION OF GAAP TO NON-GAAP MEASURES

(Dollars in millions, except per share)	2023	2022	2021
Income statement data
Net income
Net income	$2,741	$1,992	$1,859
Amortization of core deposit and other intangible assets (a)	48	43	7
Merger-related expenses (a)	—	431	34
Net operating income	$2,789	$2,466	$1,900
Earnings per common share
Diluted earnings per common share	$15.79	$11.53	$13.80
Amortization of core deposit and other intangible assets (a)	.29	.26	.06
Merger-related expenses (a)	—	2.63	.25
Diluted net operating earnings per common share	$16.08	$14.42	$14.11
Other expense
Other expense	$5,379	$5,050	$3,612
Amortization of core deposit and other intangible assets	(62)	(56)	(10)
Merger-related expenses	—	(338)	(44)
Noninterest operating expense	$5,317	$4,656	$3,558
Merger-related expenses
Salaries and employee benefits	$—	$102	$—
Equipment and net occupancy	—	7	—
Outside data processing and software	—	5	1
Professional and other services	—	72	37
Advertising and marketing	—	9	1
Other costs of operations	—	143	5
Other expense	—	338	44
Provision for credit losses	—	242	—
Total	$—	$580	$44
Efficiency ratio
Noninterest operating expense (numerator)	$5,317	$4,656	$3,558
Taxable-equivalent net interest income	$7,169	$5,861	$3,840
Other income	2,528	2,357	2,167
Less: Gain (loss) on bank investment securities	4	(6)	(21)
Denominator	$9,693	$8,224	$6,028
Efficiency ratio	54.9%	56.6%	59.0%
Balance sheet data
Average assets
Average assets	$205,397	$190,252	$152,669
Goodwill	(8,473)	(7,537)	(4,593)
Core deposit and other intangible assets	(177)	(179)	(8)
Deferred taxes	44	43	2
Average tangible assets	$196,791	$182,579	$148,070
Average common equity
Average total equity	$25,899	$23,810	$16,909
Preferred stock	(2,011)	(1,946)	(1,438)
Average common equity	23,888	21,864	15,471
Goodwill	(8,473)	(7,537)	(4,593)
Core deposit and other intangible assets	(177)	(179)	(8)
Deferred taxes	44	43	2
Average tangible common equity	$15,282	$14,191	$10,872
At end of year
Total assets
Total assets	$208,264	$200,730	$155,107
Goodwill	(8,465)	(8,490)	(4,593)
Core deposit and other intangible assets	(147)	(209)	(4)
Deferred taxes	37	51	1
Total tangible assets	$199,689	$192,082	$150,511
Total common equity
Total equity	$26,957	$25,318	$17,903
Preferred stock	(2,011)	(2,011)	(1,750)
Common equity	24,946	23,307	16,153
Goodwill	(8,465)	(8,490)	(4,593)
Core deposit and other intangible assets	(147)	(209)	(4)
Deferred taxes	37	51	1
Total tangible common equity	$16,371	$14,659	$11,557

(a)
After any related tax effect.

Net Interest Income/Lending, Investing and Funding Activities

Interest income earned on certain of the Company's assets is exempt from federal income tax. Taxable-equivalent net interest income is a non-GAAP measure that adjusts income earned on a tax-exempt asset to present it on an equivalent basis to interest income earned on a fully taxable asset.

Taxable-equivalent net interest income was $7.17 billion in 2023, a 22% increase from 2022. That increase reflects one additional quarter of earning assets acquired and interest-bearing liabilities assumed from the acquisition of People's United in 2023 as compared with 2022 and a 44 basis point widening of the net interest margin to 3.83% in 2023 from 3.39% in 2022. The increased net interest margin in 2023 is generally reflective of a higher interest rate environment resulting from actions taken by the Federal Reserve to temper inflationary pressures on the U.S. economy. The FOMC raised its target federal funds rate through multiple hikes that totaled 5.25% from March 2022 through July 2023, which led to higher yields on loans, deposits at the FRB of New York and investment securities, partially offset by higher rates paid on interest-bearing liabilities, including deposits and borrowings. Average earning assets increased $14.2 billion to $187.0 billion in 2023 from $172.8 billion in 2022 and average interest-bearing liabilities increased $25.7 billion to $119.7 billion in 2023 from $94.0 billion in 2022.

Net interest income expressed on a taxable-equivalent basis aggregated $5.86 billion in 2022 compared with $3.84 billion in 2021. The increase in 2022 reflected the impact of $33.7 billion in additional average earning assets predominantly resulting from the People's United transaction and a 63 basis point widening of the net interest margin to 3.39% in 2022 from 2.76% in 2021. The higher net interest margin was generally reflective of a rising interest rate environment described herein. Average earning assets were $172.8 billion in 2022 and $139.1 billion in 2021.

Table 4

AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2023			2022			2021
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans and leases, net of unearned discount (a):
Commercial and industrial	$54,271	$3,640	6.71%	$44,127	$2,037	4.62%	$32,100	$1,170	3.64%
Commercial real estate	34,473	2,211	6.33	34,375	1,517	4.35	30,412	1,232	3.99
Residential real estate	23,614	971	4.11	21,257	797	3.75	16,770	595	3.55
Consumer	20,380	1,229	6.03	19,538	908	4.65	17,331	767	4.43
Total loans and leases, net	132,738	8,051	6.07	119,297	5,259	4.41	96,613	3,764	3.90
Interest-bearing deposits at banks	26,202	1,360	5.19	33,435	509	1.52	35,829	48	.13
Federal funds sold and agreements to resell securities	—	—	5.39	70	—	.43	167	—	.12
Trading account	133	4	3.20	109	2	1.49	50	1	1.89
Investment securities (b):
U.S. Treasury and federal agencies	24,067	696	2.89	16,933	410	2.42	5,736	129	2.24
Obligations of states and political subdivisions	2,539	95	3.72	2,025	71	3.52	1	—	5.87
Other	1,326	72	5.44	939	35	3.66	672	12	1.87
Total investment securities	27,932	863	3.09	19,897	516	2.59	6,409	141	2.20
Total earning assets	187,005	10,278	5.50	172,808	6,286	3.64	139,068	3,954	2.84
Allowance for credit losses	(1,999)			(1,751)			(1,620)
Cash and due from banks	1,765			1,776			1,446
Other assets	18,626			17,419			13,775
Total assets	$205,397			$190,252			$152,669
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$89,489	$1,746	1.95%	$84,753	$271	.32%	$70,879	$33	.05%
Time deposits	17,131	671	3.92	4,850	24	.49	3,263	19	.57
Deposits at Cayman Islands office	—	—	—	—	—	—	181	—	.11
Total interest-bearing deposits	106,620	2,417	2.27	89,603	295	.33	74,323	52	.07
Short-term borrowings	5,758	292	5.07	936	19	2.08	68	—	.01
Long-term borrowings	7,296	400	5.49	3,440	111	3.23	3,537	62	1.76
Total interest-bearing liabilities	119,674	3,109	2.60	93,979	425	.45	77,928	114	.14
Noninterest-bearing deposits	55,474			68,888			55,666
Other liabilities	4,350			3,575			2,166
Total liabilities	179,498			166,442			135,760
Shareholders’ equity	25,899			23,810			16,909
Total liabilities and shareholders’ equity	$205,397			$190,252			$152,669
Net interest spread			2.90			3.19			2.70
Contribution of interest-free funds			.93			.20			.06
Net interest income/margin on earning assets		$7,169	3.83%		$5,861	3.39%		$3,840	2.76%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale investment securities at amortized cost.

Table 5

CHANGES IN INTEREST INCOME AND EXPENSE (a)

	2023 Compared with 2022			2022 Compared with 2021
		Resulting from Changes in:			Resulting from Changes in:
(Dollars in millions)	Total Change	Volume	Rate	Total Change	Volume	Rate
Interest income (b):
Loans and leases, including fees	$2,792	$643	$2,149	$1,495	$961	$535
Deposits at banks	851	(131)	982	461	(4)	465
Trading account	2	1	1	1	1	—
Investment securities:
U.S. Treasury and federal agencies	286	196	90	281	270	11
Obligations of states and political subdivisions	24	20	4	71	71	—
Other	37	16	21	23	7	16
Total interest income	$3,992			$2,332
Interest expense:
Interest-bearing deposits:
Savings and interest-checking deposits	$1,475	$16	$1,459	$238	$8	$230
Time deposits	647	174	473	5	8	(3)
Short-term borrowings	273	213	60	19	1	18
Long-term borrowings	289	178	111	49	(2)	51
Total interest expense	$2,684			$311

(a)
The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.
(b)
Interest income data are on a taxable-equivalent basis.

Lending Activities

Average loans and leases were $132.7 billion in 2023, up from $119.3 billion in 2022. Included in average loans and leases in the recent year as compared with a year earlier was the impact of one additional quarter of loans obtained in the People's United acquisition. Loans acquired from People's United totaled $35.8 billion on the April 1, 2022 acquisition date and consisted of approximately $16.1 billion of commercial and industrial loans, $11.0 billion of commercial real estate loans, $7.1 billion of residential real estate loans and $1.6 billion of consumer loans. Table 6 summarizes average loans and leases outstanding in 2023 and percentage changes in the major components of the portfolio over the past two years.

•
Average balances of commercial and industrial loans increased $10.1 billion or 23% to $54.3 billion in 2023 from $44.1 billion in 2022. In addition to the acquisition of People's United, that increase also reflects growth in loans to financial and insurance industry customers and loans to motor vehicle and recreational finance dealers.
•
Average commercial real estate loan balances in 2023 were largely unchanged from the year earlier. Partially offsetting the impact of one additional quarter of commercial real estate loans obtained in the acquisition of People's United was a reduction in average balances as the Company sought to reduce its relative concentration of commercial real estate lending in 2023.

•
Average residential real estate loans were $23.6 billion and $21.3 billion in 2023 and 2022, respectively. The growth in residential real estate loans was largely attributable to the impact of one additional quarter of loans acquired from People's United. Throughout 2022, M&T retained rather than sold most originated residential mortgage loans. In the first quarter of 2023, M&T returned to originating for sale the majority of its newly committed residential mortgage loans.
•
Consumer loans averaged $20.4 billion in 2023, an increase of $0.8 billion or 4% from $19.5 billion in 2022, reflecting growth in average recreational finance loans, partially offset by declines in average automobile loans.

Table 6

AVERAGE LOANS AND LEASES

(Net of Unearned Discount)

		Percent Change from
(Dollars in millions)	2023	2022 to 2023	2021 to 2022
Commercial and industrial	$54,271	23%	37%
Commercial real estate	34,473	—	13
Residential real estate	23,614	11	27
Consumer:
Recreational finance	9,386	10	11
Automobile	4,134	-9	2
Home equity lines and loans	4,782	2	25
Other	2,078	13	25
Total consumer	20,380	4	13
Total	$132,738	11%	23%

Average loans and leases increased 23% in 2022, up from $96.6 billion in 2021.

•
Inclusive of the three-quarter impact of the acquired loan balances, average balances of commercial and industrial loans increased $12.0 billion or 37% to $44.1 billion in 2022 from $32.1 billion in 2021. Partially offsetting the increase from acquired loans was a reduction in average balances of PPP loans, reflecting loan repayments by the SBA. PPP loans averaged $446 million in 2022, compared with $4.1 billion in 2021.
•
Average commercial real estate loans increased $4.0 billion or 13% to $34.4 billion in 2022 from $30.4 billion in 2021. That increase was predominantly due to the impact of loans obtained in the acquisition of People's United, partially offset by a reduction in average balances of legacy construction and permanent mortgage loans, reflecting repayments by customers.
•
Average residential real estate loans were $21.3 billion and $16.8 billion in 2022 and 2021, respectively. The growth in residential real estate loans was largely attributable to loans obtained in the acquisition of People's United and the Company's decision in the third quarter of 2021 (and continuing throughout 2022) to retain rather than sell most originated residential mortgage loans. Partially offsetting those increases was the impact of ongoing repayments of loans by customers.
•
Consumer loans averaged $19.5 billion in 2022, an increase of $2.2 billion or 13% from $17.3 billion in 2021, reflecting the impact of loans obtained in the acquisition of People's United (that consisted predominantly of outstanding balances of home equity lines of credit) and growth in average recreational finance loans.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2023, including outstanding balances to businesses and consumers in New York State, the Mid-Atlantic area, the New England region and other states.

Table 7

LOANS AND LEASES

(Net of Unearned Discount)

December 31, 2023

		Percent of Dollars Outstanding
		New	Mid-	New
(Dollars in millions)	Outstanding	York	Atlantic (a)	England (b)	Other
Real estate:
Residential	$23,264	31%	30%	26%	13%
Commercial	33,003	34	27	21	18
Total real estate	56,267	32	29	23	16
Commercial and industrial	54,459	25	33	14	28
Consumer:
Recreational finance	10,058	9	16	7	68
Home equity lines and loans	4,649	35	41	23	1
Automobile	3,992	24	50	6	20
Other secured or guaranteed	694	29	38	9	24
Other unsecured	1,398	36	55	7	2
Total consumer	20,791	20	31	11	38
Total loans	131,517	27	31	18	24
Commercial leases	2,551	22	24	7	47
Total loans and leases	$134,068	27%	31%	17%	25%

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Commercial and industrial loans, including leases, totaled $57.0 billion at December 31, 2023, representing 43% of total loans. Table 8 presents information on commercial and industrial loans as of December 31, 2023 relating to geographic area, size, borrower industry and whether the loans are secured by collateral or unsecured. Owner-occupied loans secured by real estate included in commercial and industrial loans at December 31, 2023 totaled $9.9 billion. The real estate securing such loans is typically used in the primary business operations of the borrower and is not predominantly dependent on rental income from tenants. The Company also provides financing for leases to commercial customers. Commercial leases included in total commercial and industrial loans at December 31, 2023 aggregated $2.6 billion.

Table 8

COMMERCIAL AND INDUSTRIAL LOANS

(Includes Owner-Occupied Loans Secured by Real Estate)

December 31, 2023

		Mid-	New			Percent of
(Dollars in millions)	New York	Atlantic (a)	England (b)	Other	Total	Total
Commercial and industrial excluding owner-occupied real restate by industry:
Financial and insurance	$2,761	$1,913	$1,148	$4,857	$10,679	19%
Services	1,418	2,700	1,323	1,274	6,715	12
Motor vehicle and recreational finance dealers	1,484	1,916	629	2,213	6,242	11
Manufacturing	1,459	2,089	834	1,599	5,981	10
Wholesale	897	1,552	615	739	3,803	7
Transportation, communications, utilities	376	914	362	1,690	3,342	6
Retail	590	861	273	1,003	2,727	5
Construction	476	793	188	635	2,092	4
Health services	691	665	300	294	1,950	3
Real estate investors	732	629	65	258	1,684	3
Other	362	600	164	763	1,889	3
Total commercial and industrial excluding owner-occupied real estate	11,246	14,632	5,901	15,325	47,104	83

Owner-occupied real estate by industry:
Services	829	791	485	57	2,162	4
Motor vehicle and recreational finance dealers	397	693	266	511	1,867	3
Retail	364	693	334	150	1,541	3
Wholesale	211	465	176	88	940	2
Manufacturing	281	265	239	57	842	1
Real estate investors	261	336	194	27	818	1
Health services	351	198	98	9	656	1
Other	383	499	162	36	1,080	2
Total owner-occupied real estate	3,077	3,940	1,954	935	9,906	17
Total	$14,323	$18,572	$7,855	$16,260	$57,010	100%
Percent of total	25%	33%	14%	28%	100%

Percent of dollars outstanding:
Secured	85%	87%	92%	86%	87%
Unsecured	11	10	6	6	8
Leases	4	3	2	8	5
Total	100%	100%	100%	100%	100%
Percent of dollars outstanding by loan size:
Less than $1 million	20%	21%	16%	26%	22%
$1 million to $10 million	36	34	39	21	31
$10 million to $30 million	25	24	29	16	23
$30 million to $50 million	8	9	9	9	9
$50 million to $100 million	5	8	7	15	9
Greater than $100 million	6	4	—	13	6
Total	100%	100%	100%	100%	100%

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Loans secured by real estate, including outstanding balances of owner-occupied loans and home equity loans and lines of credit which the Company classifies as commercial and industrial loans and consumer loans, respectively, represented approximately 53% of the loan and lease portfolio at December 31, 2023, compared with 56% and 59% at December 31, 2022 and 2021, respectively.

Commercial real estate loans originated by the Company are typically secured by investor-owned real estate and include both fixed and variable rate instruments with monthly payments and a balloon payment of the remaining unpaid principal at maturity. Maturity dates generally range from five to ten years and, for borrowers in good standing, the terms of such loans may be extended by the customer following maturity at the then-current market rate of interest. Adjustable-rate commercial real estate loans represented approximately 85% of the commercial real estate loan portfolio at the 2023 year end. Table 9 presents commercial real estate loans by geographic area, type of collateral and size of the loans outstanding at December 31, 2023. The $25.3 billion of permanent finance commercial real estate loans at December 31, 2023 were largely secured by multifamily residential, retail, service and office properties. The Company’s experience has been that office, retail and service-related properties tend to demonstrate more volatile fluctuations in value through economic cycles and changing economic conditions than do multifamily residential properties. New York City commercial real estate loans totaled $4.8 billion at December 31, 2023 as compared with $5.3 billion at December 31, 2022. Commercial real estate loans secured by properties located outside of the New England area, the Mid-Atlantic area and New York State comprised 18% of total commercial real estate loans as of December 31, 2023.

Commercial real estate construction and development loans presented in Table 9 totaled $7.7 billion at December 31, 2023, or 6% of total loans and leases. Approximately 97% of those construction loans had adjustable interest rates. Included in such loans at the 2023 year end were loans made for various purposes, including the construction of office buildings, multifamily residential housing, retail space and other commercial development. The remainder of the commercial real estate construction portfolio was comprised of loans to builders and developers of residential real estate properties.

M&T Realty Capital, a commercial real estate lending subsidiary of M&T Bank, participates in the DUS program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $3.9 billion at each of December 31, 2023 and 2022. There have been no material losses incurred as a result of those recourse arrangements.

Table 9

COMMERCIAL REAL ESTATE LOANS

December 31, 2023

	New York State
	New York		Mid-	New			Percent of
(Dollars in millions)	City	Other	Atlantic (a)	England (b)	Other	Total	Total
Permanent finance by property type:
Apartments/Multifamily	$1,160	$1,246	$1,007	$1,618	$1,134	$6,165	19%
Retail/Service	1,128	1,300	1,479	1,404	601	5,912	18
Office	688	1,057	1,190	1,318	474	4,727	14
Health facilities	187	811	1,317	594	706	3,615	11
Hotel	143	469	776	623	499	2,510	8
Industrial/Warehouse	140	369	600	413	512	2,034	6
Other	108	88	73	45	—	314	1
Total permanent	3,554	5,340	6,442	6,015	3,926	25,277	77
Construction/Development:
Commercial:
Construction	1,010	802	2,327	877	1,195	6,211	19
Land/Land development	151	26	143	23	99	442	1
Residential builder and developer:
Construction	73	10	75	14	493	665	2
Land/Land development	—	13	66	11	318	408	1
Total construction/ development (c)	1,234	851	2,611	925	2,105	7,726	23
Total commercial real estate	$4,788	$6,191	$9,053	$6,940	$6,031	$33,003	100%
Percent of total	15%	19%	27%	21%	18%	100%
Percent of dollars outstanding by loan size:
Less than $1 million	2%	8%	4%	6%	8%	6%
$1 million to $10 million	24	42	27	39	21	31
$10 million to $30 million	35	36	39	40	27	36
$30 million to $50 million	14	11	21	13	28	17
$50 million to $100 million	18	3	8	2	14	8
Greater than $100 million	7	—	1	—	2	2
Total	100%	100%	100%	100%	100%	100%

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(c)
Total includes $450 million of owner-occupied construction loans.

Real estate loans secured by one-to-four family residential properties were $23.3 billion at December 31, 2023, including approximately 31% secured by properties located in New York State, 30% secured by properties in the Mid-Atlantic area and 26% secured by properties located in New England. The Company’s portfolio of limited documentation residential real estate loans totaled $911 million at December 31, 2023, compared with $1.1 billion at December 31, 2022. That portfolio consisted predominantly of limited documentation loans acquired in a prior business combination. At origination such loans typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. The acquired loans that were eligible for limited documentation processing were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Information about the credit performance of the Company’s residential real estate loans is included herein under the heading “Provision for Credit Losses.”

Consumer loans comprised approximately 16% of total loans and leases at each of December 31, 2023 and 2022. Outstanding balances of recreational finance loans represented the largest component of the consumer loan portfolio at December 31, 2023 and totaled $10.1 billion or approximately 8% of total loans, compared with $9.1 billion or 7% at December 31, 2022. Outstanding automobile loan balances were $4.0 billion at December 31, 2023, compared with $4.5 billion at December 31, 2022. Home equity loans and lines of credit outstanding at December 31, 2023 and December 31, 2022 were $4.6 billion and $5.0 billion, respectively.

Investing Activities

The investment securities portfolio averaged $27.9 billion in 2023, up from $19.9 billion and $6.4 billion in 2022 and 2021, respectively. The higher average balance in 2023 as compared with 2022 reflects the impact of one additional quarter of investment securities acquired in the acquisition of People's United, which added approximately $11.6 billion to the investment securities portfolio on April 1, 2022, and purchases of approximately $3.3 billion of investment securities in 2023. The higher average balance in 2022 as compared with 2021, reflects the investment securities acquired from People's United and purchases of approximately $9.1 billion of investment securities in 2022. During 2023 and 2022 the Company purchased approximately $3.2 billion and $1.9 billion of fixed rate residential mortgage-backed securities, respectively, and approximately $50 million and $7.3 billion of U.S. Treasury notes, respectively. There were no significant sales of investment securities in 2023 and 2022. The Company routinely has increases and decreases in its holdings of capital stock of the FHLB of New York and the FRB of New York. Those holdings are accounted for at cost and are adjusted based on the amounts of outstanding borrowings and available lines of credit with those entities.

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

Fair value changes in equity securities with readily determinable fair values are recognized in the Consolidated Statement of Income. Net unrealized gains on such equity securities were $4 million in 2023, compared with net unrealized losses of $6 million in 2022 and $21 million in 2021. Those gains and losses include changes in value of the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in 2023, 2022 or 2021. A further discussion of fair values of investment securities is included herein under the heading “Capital.” Additional information about the investment securities portfolio is included in notes 3 and 21 of Notes to Financial Statements.

Other earning assets include interest-bearing balances at the FRB of New York and other banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $26.3 billion in 2023, $33.6 billion in 2022 and $36.0 billion in 2021. Interest-bearing deposits at banks averaged $26.2 billion in 2023, compared with $33.4 billion in 2022 and $35.8 billion in 2021. The amounts of interest-bearing deposits at banks at the respective dates were predominantly comprised of deposits held at the FRB of New York. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits and additions to or maturities of investment securities or borrowings.

Funding Activities - Deposits

Table 10 summarizes average deposits in 2023 and percentage changes in the components of such deposits over the past two years.

Table 10

AVERAGE DEPOSITS

		Percent Change from
(Dollars in millions)	2023	2022 to 2023	2021 to 2022
Noninterest-bearing deposits	$55,474	-19%	24%
Savings and interest-checking deposits	84,868	5	21
Time deposits of $250,000 or less	8,055	110	34
Total core deposits	148,397	-4	23

Time deposits greater than $250,000	2,280	199	90
Brokered deposits	11,417	194	1
Cayman Islands deposits	—	—	-100
Total deposits	$162,094	2%	22%

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. The decline in average core deposits in 2023 as compared with 2022 reflects continued monetary tightening that influenced customers to seek higher rate alternatives, including a shift from operating demand accounts to off-balance sheet sweep accounts for commercial customers. Lower levels of activity in the capital markets also resulted in a reduction of trust demand deposits. Partially offsetting the decline was the impact of one additional quarter of core deposits obtained in the acquisition of People's United in 2023 as compared with 2022. The People's United acquisition added approximately $50.8 billion of core deposits on April 1, 2022, including $17.4 billion of noninterest-bearing deposits, $30.8 billion of savings and interest-checking deposits and $2.6 billion of time deposits. As compared with 2021, the increase in core deposits resulting from the acquisition of People's United was partially offset by the Company's initiative to reduce certain historically higher-cost deposits as well as customer reactions to the generally rising interest rate environment. Funding provided by core deposits represented 79% of average earning assets in 2023, compared with 89% in 2022 and 90% in 2021. Core deposits totaled $146.5 billion, $154.6 billion and $128.0 billion at December 31, 2023, 2022 and 2021, respectively.

Table 11

AVERAGE DEPOSITS BY SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
2023
Noninterest-bearing deposits	$17,173	$28,399	$9,224	$678	$55,474
Savings and interest-checking deposits	24,908	53,097	7,116	4,368	89,489
Time deposits	338	9,970	21	6,802	17,131
Total	$42,419	$91,466	$16,361	$11,848	$162,094

2022
Noninterest-bearing deposits	$26,084	$30,274	$11,676	$854	$68,888
Savings and interest-checking deposits	17,555	56,182	7,668	3,348	84,753
Time deposits	189	4,399	12	250	4,850
Total	$43,828	$90,855	$19,356	$4,452	$158,491

2021
Noninterest-bearing deposits	$22,468	$21,865	$10,534	$799	$55,666
Savings and interest-checking deposits	14,067	46,553	6,592	3,667	70,879
Time deposits	85	3,152	25	1	3,263
Deposits at Cayman Islands office	181	—	—	—	181
Total	$36,801	$71,570	$17,151	$4,467	$129,989

The Company also receives funding from other deposit sources, including branch-related time deposits over $250,000, brokered deposits and, prior to June 30, 2021, deposits associated with the Company’s Cayman Islands office. Time deposits over $250,000 averaged $2.3 billion in 2023, $762 million in 2022 and $402 million in 2021. The increase in such deposits in 2023 as compared with 2022 predominantly reflects higher demand for time deposit products amidst a rising rate environment. The increase in average time deposits over $250,000 in 2022 as compared with 2021 reflected the impact of the acquisition of People's United and similarly higher demand for time deposit products as interest rates rose in 2022. The Company had brokered savings and interest-bearing transaction accounts that averaged $4.6 billion in 2023, compared with $3.6 billion in 2022 and $3.8 billion in 2021. Brokered time deposits averaged $6.8 billion in 2023, compared with $250 million in 2022. Brokered time deposits were not a significant source of funding in 2021. The increase in average brokered deposits in 2023 as compared with 2022 and 2021 reflects the Company's liquidity management and funding strategies during a period of rising interest rates and was predominantly due to brokered deposits added late in the fourth quarter of 2022 and throughout 2023. Additional brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

Funding Activities - Borrowings

Table 12 summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.

Table 12

AVERAGE BORROWINGS

(Dollars in millions)	2023	2022	2021
Short-term borrowings:
Federal funds purchased and repurchase agreements	$430	$368	$68
FHLB advances	5,328	309	—
Other short-term borrowings	—	259	—
Total short-term borrowings	$5,758	$936	$68

Long-term borrowings:
Senior notes	$5,569	$2,027	$2,422
Subordinated notes	982	863	581
Junior subordinated debentures	538	534	530
Asset-backed notes	192	—	—
Other	15	16	4
Total long-term borrowings	7,296	3,440	3,537
Total borrowed funds	$13,054	$4,376	$3,605

The Company also uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The higher levels of short-term borrowings in 2023 as compared with 2022 and 2021 reflect the Company's management of liquidity. Short-term borrowings assumed in connection with the People's United acquisition totaled $895 million on April 1, 2022. In October 2022, M&T redeemed $500 million of unsecured senior notes due to mature in December 2022 that had been assumed in the acquisition of People's United and included in short-term borrowings.

Long-term borrowings averaged $7.3 billion in 2023, $3.4 billion in 2022 and $3.5 billion in 2021.

•
During 2023, M&T issued $2.0 billion of fixed-to-floating senior notes at interest rates between 5.05% and 7.41% maturing from October 2029 to January 2034 and M&T Bank issued $2.5 billion of fixed rate senior notes at interest rates between 4.65% and 4.70% maturing from January 2026 to January 2028. In 2023, $500 million of fixed rate and $250 million of variable rate senior notes of M&T matured. In August 2023, a subsidiary of M&T Bank that specializes in equipment financing issued $550 million of asset-backed notes secured by equipment finance loans and leases at a weighted-average interest rate of 5.84% at the time of the securitization.
•
In 2022, M&T issued $500 million of fixed-to-floating senior notes at an interest rate of 4.55% maturing in August 2028 and M&T Bank issued $500 million of fixed rate senior notes at an interest rate of 5.40% maturing in November 2025. During 2022, M&T Bank redeemed $650 million of fixed rate senior notes and $250 million of variable rate senior notes of M&T Bank matured. As of April 1, 2022, long-term borrowings assumed in the People's United acquisition totaled $494 million and included $483 million of fixed-rate subordinated notes and $11 million of FHLB advances.

•
In 2021, $350 million of variable rate senior notes of M&T Bank matured and M&T Bank redeemed $500 million of subordinated capital notes.

Additional information regarding long-term borrowings, including information regarding contractual maturities of such borrowings, is provided in note 9 of Notes to Financial Statements.

Net Interest Margin

Net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.90% in 2023, compared with 3.19% in 2022 and 2.70% in 2021. The yield on the Company’s earning assets increased 186 basis points to 5.50% in 2023 from 3.64% in 2022 and the rate paid on interest-bearing liabilities increased 215 basis points to 2.60% in 2023 from .45% in 2022. The decline in the net interest spread in 2023 as compared with 2022 reflects the impact of higher rates on interest-bearing liabilities (predominantly interest-bearing deposits) resulting from a general rise in interest rates and increased competition for deposits, partially offset by higher yields on loans and leases, deposits at the FRB of New York and investment securities. The increase in the net interest spread in 2022 as compared with 2021 reflects the impact of generally rising interest rates as increases in yields on loans and leases, deposits at the FRB of New York and investment securities outpaced the rise in rates paid on interest-bearing liabilities. The FOMC raised its target federal funds rate with a series of rate hikes that totaled 5.25% from March of 2022 through July of 2023.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $67.3 billion in 2023, $78.8 billion in 2022 and $61.1 billion in 2021. The decrease in average net interest-free funds in 2023 as compared with 2022 reflects a decline in the average balance of noninterest-bearing deposits. Noninterest-bearing deposits averaged $55.5 billion in 2023, $68.9 billion in 2022 and $55.7 billion in 2021. The decline in average noninterest-bearing deposits in 2023 as compared with 2022 reflects customer use of off-balance sheet investment products and a shift in deposits to interest-bearing accounts as interest rates rose. The growth in noninterest-bearing deposits from 2021 to 2022 reflects the impact of the People's United acquisition. In connection with the People's United acquisition, the Company assumed $17.4 billion of noninterest-bearing deposits at the acquisition date. Shareholders’ equity averaged $25.9 billion in 2023, compared with $23.8 billion and $16.9 billion in 2022 and 2021, respectively. The higher amounts of shareholders' equity in 2023 and 2022 as compared with 2021 reflects retained earnings and additional equity issued in connection with the People's United acquisition, partially offset by share repurchase activity. M&T issued $8.4 billion of common equity and $261 million of preferred equity in completing the acquisition of People's United on April 1, 2022. M&T repurchased $600 million of its common stock (inclusive of the share repurchase excise tax) in 2023 and $1.8 billion in 2022. Goodwill and core deposit and other intangible assets averaged $8.7 billion in 2023, $7.7 billion in 2022 and $4.6 billion in 2021. The Company recorded $3.9 billion of goodwill on April 1, 2022 which represents consideration paid over the fair value of net assets acquired in the People's United transaction. As part of the transaction, intangible assets were identified, thereby increasing the balance of core deposit and other intangible assets on the Company's balance sheet by $261 million on April 1, 2022. Reflecting the impact of the People's United acquisition, the cash surrender value of bank owned life insurance averaged $2.6 billion in 2023 and $2.4 billion in 2022, compared with $1.9 billion in 2021. Increases in the cash surrender value of bank owned life insurance are not included in interest income, but rather are recorded in other revenues from operations. The contribution of net interest-free funds to net interest margin was .93% in 2023, .20% in 2022 and .06%

in 2021. The increased contribution of net-interest free funds in 2023 as compared with 2022 and 2021 reflects the higher rates on interest-bearing liabilities used to value net interest-free funds.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.83% in 2023, 3.39% in 2022 and 2.76% in 2021. Actions taken by the FOMC have led to generally higher interest rates overall and, accordingly, have contributed to the Company's higher net interest margin in 2023 and 2022 as compared with 2021. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in reductions in spreads, could impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. Table 13 summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at December 31, 2023 and 2022.

Table 13

INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount			Average	Weighted-
		Forward-		Maturity	Average Rate
(Dollars in millions)	Active	Starting	Total	(In years)	Fixed	Variable
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings	$2,000	$1,000	$3,000	5.8	3.45%	5.62%
Cash flow hedges:
Interest payments on variable rate commercial real estate loans	14,977	9,000	23,977	1.7	3.45	5.36
Total	$16,977	$10,000	$26,977	2.2
December 31, 2022
Fair value hedges:
Fixed rate long-term borrowings	$1,500	$—	$1,500	3.3	2.98%	4.52%
Cash flow hedges:
Interest payments on variable rate commercial real estate loans	11,250	4,650	15,900	1.4	1.91	4.38
Total	$12,750	$4,650	$17,400	1.6

In a cash flow hedge, the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Information regarding the valuation of cash flow hedges included in other comprehensive income is presented in note 16 of Notes to Financial Statements. In a fair value hedge, the fair value of the derivative (the interest rate swap agreement) and changes in the fair value of the hedged item are recorded in the Company’s Consolidated Balance Sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest expense of the respective hedged item. The amounts of hedge ineffectiveness recognized in 2023, 2022 and 2021 were not material to the Company’s consolidated results of operations. Additional information about the Company's use of interest rate swap agreements and other derivatives is included in note 19 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes (excluding forward-starting interest rate swap agreements not in effect during the year), the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in Table 14.

Table 14

INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Year Ended December 31,
.	2023		2022		2021
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income (cash flow hedges)	$(250)	-.13%	$(36)	-.02%	$252	.18%
Interest expense (fair value hedges)	52	.04	(10)	-.01	(35)	-.03
Net interest income/margin	$(302)	-.16%	$(26)	-.02%	$287	.20%
Average notional amount (b)	$14,027		$15,487		$18,282
Rate received (c)		3.12%		1.73%		1.75%
Rate paid (c)		5.24		1.90		.18

(a)
Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)
Excludes forward-starting interest rate swap agreements not in effect during the year.
(c)
Weighted-average rate paid or received on interest rate swap agreements in effect during the year.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $645 million and $517 million was recorded in 2023 and 2022, respectively, compared with a recapture of previously recorded provision of $75 million in 2021. The Company's estimates of expected credit losses at December 31, 2023, include projections of a modest rise in the unemployment rate, a reduction in the growth rate of GDP from recent experience and declining residential real estate and commercial real estate values. The higher provision for credit losses in 2023 as compared with 2022 reflects declines in commercial real estate values and higher interest rates contributing to a deterioration in the performance of loans to commercial borrowers as well as a $2.5 billion increase in loans and leases since December 31, 2022. The provision recorded in 2022 included $242 million on loans obtained in the acquisition of People's United not deemed to be PCD. GAAP requires a provision for credit losses to be recorded related to those loans beyond the recognition of credit losses utilized in the determination of the estimated fair value of the loans at the acquisition date. In addition to the recorded provision, the allowance for credit losses was also increased by $99 million in the second quarter of 2022 to reflect the expected credit losses on loans obtained in the acquisition of People's United deemed to be PCD. That addition represents an increase of the carrying values of loans identified as PCD at the time of the acquisition. The provision for credit losses in 2022 reflected assumptions spurred by Federal Reserve initiatives to curb high rates of inflation that could have led to overall deterioration of economic conditions and, thus, credit quality during an eight-quarter forecast period. The recapture of provision for credit losses in 2021 reflected economic assumptions and projections that considered the macroeconomic outlook associated with a period of recovery after the COVID-19 pandemic.

A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in Tables 15 and 21, and in note 5 of Notes to Financial Statements.

Table 15

LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	2023	2022	2021
Allowance for credit losses beginning balance	$1,925	$1,469	$1,736
Charge-offs:
Commercial and industrial	132	119	124
Commercial real estate	253	60	100
Residential real estate	10	12	11
Consumer	175	112	103
Total charge-offs	570	303	338
Recoveries:
Commercial and industrial	52	60	48
Commercial real estate	12	23	24
Residential real estate	7	10	9
Consumer	58	50	65
Total recoveries	129	143	146
Net charge-offs (a)	441	160	192
Allowance on acquired PCD loans	—	99	—
Provision for credit losses (b)	645	517	(75)
Allowance for credit losses ending balance	$2,129	$1,925	$1,469
Net charge-offs as a percent of:
Provision for credit losses	68.45%	30.93%	NM (c)
Average loans and leases, net of unearned discount	.33	.13	.20%
Allowance for credit losses as a percent of:
Loans and leases, net of unearned discount, at year-end	1.59	1.46	1.58
Nonaccrual loans, at year-end	98.28	78.96	71.32

(a)
For the year ended December 31, 2022 net charge-offs do not reflect $33 million of charge-offs related to PCD loans acquired on April 1, 2022.
(b)
For the year ended December 31, 2022, provision for credit losses includes $242 million related to non-PCD acquired loans recorded on April 1, 2022.
(c)
Not meaningful.

Asset Quality

A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in Table 16.

Table 16

NONPERFORMING ASSET AND PAST DUE LOAN DATA

	December 31,
(Dollars in millions)	2023	2022	2021
Nonaccrual loans	$2,166	$2,439	$2,060
Real estate and other foreclosed assets	39	41	24
Total nonperforming assets	$2,205	$2,480	$2,084
Accruing loans past due 90 days or more (a)	$339	$491	$963
Government guaranteed loans included in totals above:
Nonaccrual loans	$53	$44	$51
Accruing loans past due 90 days or more (a)	298	363	928

Nonaccrual loans to total loans and leases, net of unearned discount	1.62%	1.85%	2.22%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.64	1.88	2.24
Accruing loans past due 90 days or more to total loans and leases, net of unearned discount	.25	.37	1.04

(a)
Predominantly residential real estate loans.

The level of nonaccrual loans reflects the continuing impact of economic conditions on borrowers' abilities to make contractual payments on their loans, most notably commercial real estate loans in the retail, office, healthcare and hospitality sectors. Loans obtained in the acquisition of People's United that have been classified as nonaccrual totaled $492 million and $572 million at December 31, 2023 and 2022, respectively.

At December 31, 2023, foreclosed assets were comprised predominantly of the Company’s holding of residential real estate-related properties. Net gains or losses associated with real estate and other foreclosed assets were not material in 2023, 2022 or 2021.

Residential real estate loans past due 90 days or more and accruing interest totaled $295 million at December 31, 2023, $345 million at December 31, 2022 and $920 million at December 31, 2021. Those amounts related predominantly to government-guaranteed loans. The lower balances at December 31, 2023 and 2022 as compared with December 31, 2021 reflect improved borrower repayment performance. Government guaranteed loans classified as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted above that are guaranteed by government-related entities totaled $228 million at December 31, 2023, $294 million at December 31, 2022 and $889 million at December 31, 2021. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Loans that were 30 to 89 days past due were $1.7 billion at December 31, 2023, or 1.29% of total loans outstanding, compared with $1.8 billion or 1.35% at December 31, 2022 and $846 million or .91% at December 31, 2021. At December 31, 2023, 73% of loans 30 to 89 days past due were less than 60 days delinquent. Information about delinquent loans at December 31, 2023 and 2022 is included in note 4 of Notes to Financial Statements.

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

The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are classified as “criticized.” A criticized loan may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s centralized credit risk department reviews all criticized commercial and industrial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

Targeted loan reviews may be periodically performed over segments of loan portfolios that are experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. The business climate in 2023 has continued to be subjected to inflationary pressures, rising interest rates and liquidity concerns. These conditions have impacted many borrowers, particularly those with investor-owned commercial real estate loans in the hotel, office, retail, multifamily and healthcare sectors, including construction-related financing. In 2023, the Company completed targeted loan reviews covering the majority of its investor-owned commercial real estate portfolio, inclusive of construction loans, with a focus on criticized loans and loans with maturities in the next twelve months. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Vacancies, which have been influenced by certain demographic changes, and higher interest rates have contributed to lower current and anticipated future debt service coverage ratios, which has and could continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios and reduced commercial real estate values also impact the ability of borrowers to refinance their obligations at loan maturity. As a result, criticized investor-owned commercial real estate loans have increased to $8.8 billion or 27% of such loans at December 31, 2023 from $7.9 billion or 22% of such loans at December 31, 2022. Criticized investor-owned commercial real estate loans were $7.0 billion or 25% of such loans at December 31, 2021. Investor-owned commercial real estate loans comprised 70% of total criticized loans at December 31, 2023. The weighted-average LTV ratios for investor-owned commercial real estate loans at the end of

2023 was approximately 56%. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 61% at December 31, 2023. In conjunction with the activities described herein, the Company has reduced its relative concentration of investor-owned commercial real estate loans in 2023.

Criticized commercial and industrial loans and commercial real estate loans acquired from People's United totaled $2.0 billion at December 31, 2023, compared with $2.5 billion at December 31, 2022. The accompanying Tables 17 and 18 summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans and leases by industry and commercial real estate loans by property type, respectively, at December 31, 2023 and 2022.

Table 17

CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

(Includes Owner-Occupied Loans Secured by Real Estate)

	December 31, 2023				December 31, 2022
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$10,679	$346	$3	$349	$7,428	$139	$1	$140
Services	6,715	295	100	395	6,494	333	35	368
Motor vehicle and recreational finance dealers	6,242	164	51	215	4,797	7	—	7
Manufacturing	5,981	549	65	614	5,524	299	72	371
Wholesale	3,803	180	45	225	4,140	183	8	191
Transportation, communications, utilities	3,342	195	71	266	3,078	217	73	290
Retail	2,727	102	35	137	2,525	175	34	209
Construction	2,092	173	62	235	2,324	248	46	294
Health services	1,950	297	28	325	1,972	171	39	210
Real estate investors	1,684	189	4	193	1,882	35	3	38
Other	1,889	123	50	173	1,686	75	36	111
Total commercial and industrial excluding owner-occupied real estate	$47,104	$2,613	$514	$3,127	$41,850	$1,882	$347	$2,229
Owner-occupied real estate by industry:
Services	$2,162	$154	$51	$205	$2,126	$168	$69	$237
Motor vehicle and recreational finance dealers	1,867	10	7	17	1,794	—	2	2
Retail	1,541	107	13	120	1,619	66	11	77
Wholesale	940	28	2	30	976	19	2	21
Manufacturing	842	64	24	88	809	52	23	75
Real estate investors	818	26	12	38	691	50	23	73
Health services	656	55	26	81	955	30	6	36
Other	1,080	32	21	53	1,100	49	21	70
Total owner-occupied real estate	9,906	476	156	632	10,070	434	157	591
Total	$57,010	$3,089	$670	$3,759	$51,920	$2,316	$504	$2,820

Table 18

CRITICIZED COMMERCIAL REAL ESTATE LOANS

	December 31, 2023				December 31, 2022
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$6,165	$1,184	$115	$1,299	$5,888	$684	$78	$762
Retail/Service	5,912	1,075	227	1,302	6,296	971	182	1,153
Office	4,727	879	185	1,064	5,186	863	208	1,071
Health services	3,615	1,364	117	1,481	3,667	1,052	222	1,274
Hotel	2,510	496	210	706	2,810	676	512	1,188
Industrial/Warehouse	2,034	224	13	237	2,238	98	12	110
Other	314	28	2	30	594	40	26	66
Total permanent	25,277	5,250	869	6,119	26,679	4,384	1,240	5,624
Construction/Development	7,726	2,527	174	2,701	8,617	2,169	126	2,295
Total	$33,003	$7,777	$1,043	$8,820	$35,296	$6,553	$1,366	$7,919

Total criticized commercial and industrial and commercial real estate loans were $12.6 billion at the end of 2023, as compared with $10.7 billion at December 31, 2022. Criticized loans represented 14.0% of the total commercial and industrial and commercial real estate loans at December 31, 2023, up from 12.3% a year earlier, reflective of increases of $939 million in commercial and industrial loans, $495 million in permanent finance commercial real estate loans and $406 million in construction loans. At December 31, 2023, permanent finance commercial real estate loans comprised 49% of total criticized loans whereas commercial and industrial loans and construction loans represented 30% and 21% of those criticized loans, respectively. Criticized commercial real estate loans secured by multifamily, retail and healthcare properties as well as construction loans mainly contributed to the increase in criticized commercial real estate loans from end of year 2022 to December 31, 2023. Borrowers in the financial and insurance, manufacturing and motor vehicle and recreational finance dealer industries were the largest contributors to the $939 million increase in criticized commercial and industrial loans from December 31, 2022 to 2023's year end. At December 31, 2023, approximately 96% of criticized accrual loans and 53% of criticized nonaccrual loans were considered current with respect to their payment status.

The Company’s loss identification and estimation techniques with respect to loans secured by residential real estate make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. Limited documentation first lien mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. At December 31, 2023, approximately 50% of the Company’s home equity portfolio consisted of first lien loans and lines of credit and the remaining 50% were junior liens. With respect to junior lien loans, to the extent known by the Company, if a senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of determining the allowance for credit losses, the Company considers the required repayment of any first lien positions related to collateral property. Home equity line of credit terms vary but such lines are generally originated with an open draw period of ten years followed by an amortization period of up to twenty years. At December 31, 2023, approximately 86% of all outstanding balances of home equity lines of credit related to lines that were still in the draw period, the weighted-average remaining draw periods were approximately five years, and approximately 16% were making contractually allowed payments that do not include any repayment of principal. Information about the location of nonaccrual loans secured by residential real estate at December 31, 2023 is presented in Table 19.

Table 19

NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	December 31, 2023
		Nonaccrual
			Percent of
	Outstanding		Outstanding
(Dollars in millions)	Balances	Balances	Balances
Residential mortgage loans:
New York	$6,695	$91	1.36%
Mid-Atlantic (a)	6,659	65	.97
New England (b)	6,033	43	.71
Other	2,966	16	.55
Total	$22,353	$215	.96%
Limited documentation first lien mortgage loans:
New York	$413	$23	5.65%
Mid-Atlantic (a)	374	22	5.74
New England (b)	86	8	9.12
Other	38	2	6.31
Total	$911	$55	6.04%
First lien home equity loans and lines of credit:
New York	$849	$16	1.85%
Mid-Atlantic (a)	995	21	2.13
New England (b)	473	5	1.07
Other	15	—	1.22
Total	$2,332	$42	1.81%
Junior lien home equity loans and lines of credit:
New York	$773	$16	2.08%
Mid-Atlantic (a)	911	16	1.74
New England (b)	609	7	1.11
Other	24	—	.39
Total	$2,317	$39	1.68%

(a)
Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)
Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, generally, but also residential and commercial real estate valuations, in particular, given the size of the Company’s real estate loan portfolios. Commercial real estate valuations can be highly subjective, as they are based upon many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. Similarly residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates and general economic conditions affecting consumers.

A comparative summary of consumer loans in nonaccrual status by product is presented in Table 20.

Table 20

NONACCRUAL CONSUMER LOANS

	December 31,
(Dollars in millions)	2023	2022	2021
Home equity lines and loans	$81	$85	$70
Recreational finance	36	45	28
Automobile	14	40	34
Other	52	49	45
Total	$183	$219	$177

A summary of net charge-offs by loan type and as a percentage of such average loans is presented in Table 21.

Table 21

NET CHARGE-OFF (RECOVERY) INFORMATION

	2023		2022		2021
(Dollars in millions)	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans	Net Charge-Offs (Recoveries)	Percentage of Average Loans
Commercial and industrial	$80	.15%	$59	.13%	$76	.24%
Real estate:
Commercial	231	.88	47	.18	71	.35
Residential builder and developer	2	.21	(3)	-.21	(2)	-.14
Other commercial construction	8	.11	(7)	-.09	7	.08
Residential	3	.01	3	.01	3	.02
Residential - limited documentation	—	.01	(1)	-.05	(1)	-.06
Consumer:
Home equity lines and loans	—	.01	(1)	-.02	(3)	-.07
Recreational finance	51	.55	21	.25	13	.17
Automobile	7	.18	1	.02	(2)	-.05
Other	59	2.82	41	2.23	30	2.03
Total	$441	.33%	$160	.13%	$192	.20%

The Company monitors its concentration of commercial real estate lending as a percentage of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 183% of Tier 1 capital plus its allowable allowance for credit losses at December 31, 2023 as compared with 208% at December 31, 2022 and 212% at December 31, 2021. The Company had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2023.

Allowance for Credit Losses

Management determines the allowance for credit losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan and lease portfolio. A description of the methodologies used by the Company to estimate its allowance for credit losses can be found in note 5 of Notes to Financial Statements.

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company's analysis regarding the determination of the allowance for credit losses as of December 31, 2023, concerns existed about inflation levels; potential liquidity shortages and tightening credit in the financial services markets; a slowing economy and possible recession in 2024; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy; downward pressures on residential and commercial real estate values, especially in the office, retail and healthcare sectors; higher interest rates and wage pressures impacting commercial borrowers; the extent to which borrowers, in particular commercial real estate borrowers, may be negatively affected by general economic conditions; and continued stagnant population and economic growth in the upstate New York and Pennsylvania regions (approximately 37% of the Company's loans and leases are to customers in New York State and Pennsylvania) that historically lag other regions of the country.

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at December 31, 2023, 2022 and 2021 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The assumptions utilized as of December 31, 2023, 2022 and 2021 are presented in Table 22 and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.

Table 22

ALLOWANCE FOR CREDIT LOSSES MACROECONOMIC ASSUMPTIONS

	December 31, 2023			December 31, 2022			December 31, 2021
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.4%	4.7%		4.0%	4.1%		4.6%	3.7%
Real GDP growth rate	.9	1.9	2.8%	1.0	2.5	3.5%	3.1	2.7	5.9%
Commercial real estate price index growth/decline rate	-9.1	4.8	-4.5	-1.3	3.3	1.9	5.3	5.5	11.1
Home price index growth/ decline rate	-3.2	-.1	-3.3	-3.2	-3.1	-6.2	4.7	1.1	5.9

In establishing the allowance for credit losses, the Company also considers the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence its loss estimation process. With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in GDP, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase in the allowance for credit losses. Forward-looking economic forecasts are subject to inherent imprecision and future events may differ materially from forecasted events. In consideration of such uncertainty, the alternative economic scenarios shown in Table 23 were considered to estimate the possible impact on modeled credit losses.

Table 23

ALLOWANCE FOR CREDIT LOSSES SENSITIVITIES

	December 31, 2023
	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	6.5%	7.4%
Real GDP growth rate	-2.3	1.5	-.8%
Commercial real estate price index decline rate	-20.0	-2.7	-22.1
Home price index growth/decline rate	-10.0	.1	-10.0
Potential upside economic scenario:
National unemployment rate	3.2	3.2
Real GDP growth rate	3.5	2.3	5.9
Commercial real estate price index growth/decline rate	-4.1	8.5	4.0
Home price index growth rate	1.1	1.6	2.7

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$369
Potential upside economic scenario	(164)

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

A comparative allocation of the allowance for credit losses for each of the past three year-ends is presented in Table 24. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodologies described herein. Variations in the allocation of the allowance by loan category as a percentage of those loans reflect changes in management’s estimate of credit losses in light of economic developments. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 5 of Notes to Financial Statements.

Table 24

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

	December 31,
(Dollars in millions)	2023	2022	2021
Commercial and industrial	$620	$568	$335
Commercial real estate	764	611	506
Residential real estate	116	115	72
Consumer	629	631	556
Total	$2,129	$1,925	$1,469
As a percentage of loans and leases, net:
Commercial and industrial	1.09%	1.09%	1.10%
Commercial real estate	2.31	1.73	1.79
Residential real estate	.50	.48	.45
Consumer	3.03	3.07	3.10
Total	1.59	1.46	1.58

Management has assessed that the allowance for credit losses at December 31, 2023 appropriately reflected expected credit losses inherent in the portfolio as of that date. Using the same methodology as described herein, the Company added $341 million to the allowance for credit losses related to the $35.8 billion of loans and leases obtained in the acquisition of People's United on April 1, 2022. The combined Company allowance for credit losses at April 1, 2022 as a percentage of loans and leases outstanding was 1.42%. The increase in the allowance for credit losses as a percentage of loan and leases at December 31, 2023 as compared with December 31, 2022 reflects a higher amount of credit losses expected on the Company's outstanding commercial real estate loans. Included in the allocation of the allowance for credit losses were reserves for such loans secured by office properties of 4.37% at December 31, 2023. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date.

The ratio of the allowance for credit losses to total nonaccrual loans at the end of 2023, 2022 and 2021 was 98%, 79% and 71%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income

The components of other income are presented in Table 25.

Table 25

OTHER INCOME

	Year Ended December 31,			Percent Change from
(Dollars in millions)	2023	2022	2021	2022 to 2023	2021 to 2022
Mortgage banking revenues	$409	$357	$571	15%	-38%
Service charges on deposit accounts	475	447	402	6	11
Trust income	680	741	645	-8	15
Brokerage services income	102	88	63	17	40
Trading account and other non-hedging derivative gains	49	27	24	84	10
Gain (loss) on bank investment securities	4	(6)	(21)	—	—
Other revenues from operations	809	703	483	15	46
Total other income	$2,528	$2,357	$2,167	7%	9%

Mortgage banking revenues

Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities, which consist of realized gains and losses from sales of real estate loans and loan servicing rights, unrealized gains and losses on real estate loans held for sale and related commitments, real estate loan servicing fees, and other real estate loan related fees and income. The Company’s involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac and the U.S. Department of Housing and Urban Development.

Table 26

RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Residential mortgage banking revenues
Gains (losses) on loans originated for sale	$25	$(2)	$164
Loan servicing fees	132	83	89
Loan sub-servicing and other fees	125	154	153
Total loan servicing revenues	257	237	242
Total residential mortgage banking revenues	$282	$235	$406
New commitments to originate loans for sale	$1,255	$314	$3,853

(Dollars in millions)	December 31, 2023	December 31, 2022
Balances at period end
Loans held for sale	$190	$32
Commitments to originate loans for sale	163	31
Commitments to sell loans	295	53
Capitalized mortgage loan servicing assets (a)	456	194

Loans serviced for others	40,021	22,365
Loans sub-serviced for others (b)	115,321	96,027
Total loans serviced for others	$155,342	$118,392

(a)
Additional information about the Company's capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.
(b)
The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company's relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.
•
Throughout late 2021 and all of 2022, the Company originated the majority of its residential real estate loans for retention in its loan portfolio rather than for sale. In the first quarter of 2023, the Company returned to originating for sale the majority of its newly originated residential mortgage loans. Gains associated with residential mortgage loans originated for sale increased $27 million in 2023 as compared with 2022 and conversely declined $166 million in 2022 as compared with 2021.
•
The increase in residential mortgage loan servicing fees in 2023 as compared with 2022 and 2021 primarily reflects a $350 million bulk purchase of residential mortgage loan servicing rights associated with $19.5 billion of residential real estate loans on March 31, 2023. The decline in residential mortgage loan sub-servicing and other fees in 2023 as compared with 2022 reflects lower fees on reduced loan modification activity.
•
The higher balances of capitalized residential mortgage servicing assets and outstanding balances of residential mortgage loans serviced for others at December 31, 2023 as compared with December 31, 2022 reflects the bulk purchase of residential mortgage loan servicing rights in the first quarter of 2023.

Table 27

COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Commercial mortgage banking revenues
Gains on loans originated for sale	$58	$51	$87
Loan servicing fees and other	69	71	78
Total commercial mortgage banking revenues	$127	$122	$165
Loans originated for sale to other investors	$3,053	$3,129	$3,963

(Dollars in millions)	December 31, 2023	December 31, 2022
Balances at period end
Loans held for sale	$189	$131
Commitments to originate loans for sale	916	349
Commitments to sell loans	1,105	480
Capitalized mortgage loan servicing assets (a)	123	126

Loans serviced for others (b)	24,157	22,166
Loans sub-serviced for others	3,873	3,841
Total loans serviced for others	$28,030	$26,007

(a)
Additional information about the Company's capitalized commercial mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 7 of Notes to Financial Statements.
(b)
Includes $3.9 billion of loan balances at each of December 31, 2023 and 2022 for which investors had recourse to the Company if such balances are ultimately uncollectable.
•
As compared with 2021, the decline in gains on loans originated for sale in 2022 and 2023 reflects lower volumes of commercial real estate loans originated for sale, which were influenced by a higher interest rate environment.
•
The higher servicing revenues in 2021 as compared with 2022 and 2023 were reflective of fees received from customers who repaid loans prior to maturity.

Service charges on deposit accounts

The increase in service charges on deposit accounts in 2023 as compared with 2022 reflects one additional quarter of revenues associated with the acquisition of People's United, partially offset by a full year impact in 2023 of the Company's elimination of certain non-sufficient fund fees and overdraft protection transfer charges from linked deposit accounts beginning in the second quarter of 2022. The Company also waived certain fees in the third and fourth quarters of 2022 following the conversion to the Company's deposit servicing system of People's United acquired customer deposit accounts in early September 2022. The impact of the temporary waivers associated with the People's United acquired customers was not material in 2022. Service charges on deposit accounts increased $45 million in 2022 as compared with 2021 reflecting fees associated with the acquisition of People's United of $70 million and increased consumer activity, reduced by lower overdraft-related fees of approximately $40 million that reflected the Company's elimination of certain non-sufficient fund fees and overdraft protection charges from linked deposit accounts.

Trust Income

Trust income includes fees from two significant businesses managed within the Company's Institutional Services and Wealth Management segment. The Institutional Services business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold assets (including retirement plan assets prior to the sale of CIT); and (iii) need investment and cash management services. The Wealth Management business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth.

Table 28

TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Trust income
Institutional Services	$369	$442	$375
Wealth Management	309	299	270
Commercial	2	—	—
Total trust income	$680	$741	$645

(Dollars in millions)	December 31, 2023	December 31, 2022
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$63,963	$152,228
Proprietary mutual funds	14,772	12,992
Total assets under management	$78,735	$165,220

•
In April 2023, M&T completed the divestiture of its CIT business to a private equity firm. Revenues associated with that business and included in Institutional Services trust income totaled $60 million, $165 million and $151 million during 2023, 2022 and 2021, respectively. After considering expenses, the results of operations of that business were not material to M&T's net income in any of those years.
•
Institutional Services trust income not related to the CIT business increased $32 million in 2023 as compared with 2022 reflecting new business growth and higher money market fees. The higher non-CIT related trust income in 2022 as compared with 2021 was largely attributable to reduced fee waivers of $31 million resulting from higher rates on money market fund accounts and incremental fees from sales.
•
The increase in Wealth Management revenues in 2023 as compared with 2022 reflected one additional quarter of operations acquired from People's United. The increase in Wealth Management revenues in 2022 as compared with 2021 reflected $31 million associated with acquired operations of People's United, reduced money market fee waivers of $6 million and sales activity, partially offset by adverse market conditions in the equity markets. Also contributing to a decline were investment management activities, including fees earned from retail customer investment accounts that reflected a full-year impact of a change in June 2021 of product delivery to retail brokerage and certain trust customers related to the LPL Financial relationship resulting in revenues previously recognized in trust income to be recorded as brokerage services income.

•
The lower assets under management at December 31, 2023 as compared with December 31, 2022 reflect the sale of the CIT business in the second quarter of 2023.

Brokerage services income

Brokerage services income, which includes revenues from the sale of mutual funds and annuities, securities brokerage fees and, since June 2021, sales of select investment products of LPL Financial, an independent financial services broker, increased $14 million in 2023 as compared with 2022 reflecting one additional quarter of operations acquired from People's United. The increase in brokerage services income in 2022 as compared with 2021 reflects the acquisition of People's United and the full-year impact of a change in June 2021 in product delivery to retail brokerage and certain trust customers related to the LPL Financial relationship.

Trading account and other non-hedging derivative gains

The Company enters into interest rate swap agreements and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other non-hedging contracts entered into by the Company is included in note 19 of Notes to Financial Statements and herein under the heading "Market Risk and Interest Rate Sensitivity." The increase in income from trading account and other non-hedging derivative gains in 2023 as compared with 2022 reflects favorable changes in market conditions impacting the value of assets held in connection with deferred compensation and other non-qualified benefit plans as well as higher revenues from interest rate swap agreements and foreign exchange transactions with commercial customers. The modest increase in such gains in 2022 as compared with 2021 reflects higher revenues from interest rate swap agreements and foreign exchange transactions with commercial customers, partially offset by declines in the value of assets held in connection with deferred compensation and other non-qualified benefit plans.

Gain (loss) on investment securities

The Company recognized a net gain on investment securities of $4 million in 2023, compared with net losses of $6 million and $21 million in 2022 and 2021, respectively. The losses in 2022 and 2021 reflect unrealized losses on investments in Fannie Mae and Freddie Mac preferred stock and other equity securities.

Other revenues from operations

Included in other revenues from operations were a $225 million gain on the sale of the CIT business in the second quarter of 2023 and a $136 million gain on sale of MTIA in the fourth quarter of 2022. The components of other revenues from operations are presented in Table 29.

Table 29

OTHER REVENUES FROM OPERATIONS

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Letter of credit and other credit-related fees	$187	$165	$128
Merchant discount and credit card fees	172	169	140
Bank owned life insurance revenue (a)	63	44	47
Equipment operating lease income	56	43	27
BLG income (b)	20	30	30
Insurance income	18	48	47
Gain on divestiture of CIT	225	—	—
Gain on divestiture of MTIA	—	136	—
Other	68	68	64
Total other revenues from operations	$809	$703	$483

(a)
Tax-exempt income earned from bank owned life insurance includes increases in the cash surrender value of life insurance policies and benefits received. The Company owns both general account and separate account life insurance policies. To the extent market conditions change such that the market value of assets in a separate account bank owned life insurance policy becomes less than the previously recorded cash surrender value, an adjustment is recorded as a reduction to other revenues from operations.
(b)
During 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. Subsequently, M&T has received cash distributions when declared by BLG that result in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions are not within M&T's control. BLG is entitled to receive distributions from its affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T. Information about the Company’s relationship with BLG and its affiliates is included in note 25 of Notes to Financial Statements.
•
Increases in letter of credit and other credit-related fees, merchant discount and credit card fees and equipment operating lease income in 2023 and 2022 as compared with 2021 largely reflect additional revenues from operations acquired from People's United, including one additional quarter of such revenues in 2023 as compared with 2022.
•
Increases in tax-exempt income earned from bank owned life insurance in 2023 was primarily due to the increase in interest rates during 2022 which led to reductions in that year of the market values of assets in some separate account bank owned life insurance policies below previously recorded cash surrender value. Those reductions in recognized cash surrender value were not material, but were, nevertheless, recognized as a reduction of revenues in 2022.
•
The decline in insurance income in 2023 as compared with 2022 and 2021 reflects the sale of MTIA in the fourth quarter of 2022.

Other Expense

The components of other expense are presented in Table 30.

Table 30

OTHER EXPENSE

	Year Ended December 31,			Percent Change from
(Dollars in millions)	2023	2022 (a)	2021 (a)	2022 to 2023	2021 to 2022
Salaries and employee benefits	$2,997	$2,787	$2,046	8%	36%
Equipment and net occupancy	520	474	327	10	45
Outside data processing and software	437	376	292	16	29
Professional and other services	413	509	379	-19	34
FDIC assessments	315	90	70	249	30
Advertising and marketing	108	90	64	19	41
Amortization of core deposit and other intangible assets	62	56	10	12	447
Other costs of operations	527	668	424	-21	58
Total other expense	$5,379	$5,050	$3,612	7%	40%

(a)
Includes merger-related expenses considered "nonoperating" in nature totaling $338 million and $44 million in 2022 and 2021, respectively. Table 3 provides a summary of merger-related expenses in the reconciliation of annual GAAP amounts to non-GAAP measures. No merger-related expenses were incurred in 2023.

Other expense totaled $5.38 billion in 2023, compared with $5.05 billion in 2022 and $3.61 billion in 2021. Included in those amounts are expenses considered to be “nonoperating” in nature consisting of amortization of core deposit and other intangible assets and merger-related expenses. Exclusive of those nonoperating expenses, noninterest operating expenses aggregated $5.32 billion in 2023, $4.66 billion in 2022 and $3.56 billion in 2021. Changes in operating expenses for the years presented are described as follows:

Salaries and employee benefits

Merger-related salaries and employee benefits expenses were $102 million and less than $1 million, respectively, for the years ended December 31, 2022 and 2021. There were no merger-related salaries and employee benefits expenses in 2023.

•
The number of full time equivalent employees was 21,980 and 22,509 at December 31, 2023 and 2022, respectively, compared with 17,421 at December 31, 2021. The increase in staffing levels since December 31, 2021 was predominantly the result of the acquisition of People's United.
•
Salaries and employee benefits operating expenses increased $312 million in 2023 as compared with 2022 reflecting the additional quarter of People's United employees, higher salaries from increased average legacy staffing levels, annual merit increases, and higher employee benefits costs, including severance expenses and medical-related benefits expenses. The higher level of operating expenses in 2022 as compared with 2021 reflected higher staffing levels, including the addition of People's United employees, higher salaries resulting from merit increases and a rise in incentive compensation. Stock-based compensation totaled $118 million in 2023, compared with $111 million in 2022 and $85 million in 2021.
•
The Company provides pension and other postretirement benefits for its employees, including pension, retirement savings and post-retirement benefit plans. Expenses related to such benefits totaled $74 million in 2023, $62 million in 2022 and $128 million in 2021. The amounts recorded in salaries and employee benefits expense and other costs of operations, respectively, from the preceding sentence were as follows: $164 million and ($90 million) in 2023; $149 million and ($87 million) in 2022; $125 million and $3 million in 2021. The Company sponsors both defined benefit and defined contribution pension plans. Pension expense for those plans was a net benefit of $21 million in 2023 and $23 million in 2022, compared with expense of $68 million in 2021. Components of pension expense included in other costs of operations reflect the amortization of net unrecognized gains and losses included in accumulated other comprehensive income. Prior to 2022, such net unrecognized gains and losses were amortized over the average remaining service periods of active participants in the plan. If all or substantially all of the plan’s participants are inactive, GAAP provides for the average remaining life expectancy of the participants to be used instead of average remaining service periods. Substantially all of the participants in the Company’s qualified defined benefit pension plan were inactive and, beginning in 2022, the average remaining life expectancy was utilized to amortize the net unrecognized gains and losses of the Plan. The change increased the amortization period by approximately sixteen years beginning in 2022 and, accordingly, reduced the amount of amortization of unrecognized losses recorded in 2022 net periodic pension expense that otherwise would have been recorded by approximately $36 million. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 13 of Notes to Financial Statements. The Company’s retirement savings plan is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. Including the impact of employees associated with the People's United acquisition, retirement savings plan expense reflecting the Company’s employer matching contribution was $96 million in 2023 and $84 million in 2022, compared with $63 million in 2021.

Nonpersonnel operating expenses

Nonpersonnel merger-related expenses aggregated $236 million in 2022 and $44 million in 2021. There were no nonpersonnel merger-related expenses in 2023. Excluding such expenses as well as the amortization of core deposit and other intangible assets, nonpersonnel operating expenses were $2.32 billion in 2023, $1.97 billion in 2022 and $1.51 billion in 2021.

•
As described herein within Part I Item 1, "Business", on November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use in 2023 of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of certain failed banks. The total of the special assessments for M&T is estimated at $197 million and such amount was recorded in the Consolidated Statement of Income in the fourth quarter of 2023. In October 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023.
•
After considering the increase in FDIC assessments, the remaining $124 million increase in nonpersonnel operating expenses in 2023 as compared with 2022 reflects one additional quarter of operations associated with the acquisition of People's United, higher amortization of capitalized servicing assets of $34 million predominately due to the bulk purchase of residential mortgage loan servicing rights in the first quarter of 2023, a $24 million reduction in the valuation allowance for capitalized servicing assets in 2022, increased outside data processing and software expenses of $66 million and losses associated with certain retail banking activities. Partially offsetting those unfavorable factors were lower professional and other services expenses of $24 million, reflecting a decrease in sub-advisory fees as a result of the sale of CIT in the second quarter of 2023, partially offset by higher management consulting fees, and lower contributions to The M&T Charitable Foundation as compared with 2022.
•
Approximately 70% of the increase in nonpersonnel operating expenses in 2022 as compared with 2021 can be attributed to the acquired operations of People's United. Other factors contributing to the year-over-year increase were higher charitable contributions and outside data processing and software expenses, partially offset by lower defined benefit pension-related expenses included in other costs of operations.

Income Taxes

The provision for income taxes was $878 million in 2023, $620 million in 2022 and $596 million in 2021. The effective tax rates were 24.3% in 2023 and 2021, as compared with 23.7% in 2022. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods will also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. Information about amounts accrued for uncertain tax positions and a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 14 of Notes to Financial Statements.

International Activities

A discussion of the Company's international activities is included in note 18 of Notes to Financial Statements.

Liquidity Risk

As a financial intermediary, the Company is exposed to various risks, including liquidity and market risk. Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future obligations, including demands for loans and deposit withdrawals, funding operating costs, and other corporate purposes. Liquidity risk arises whenever the cash flows associated with financial instruments included in assets and liabilities differ.

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Reflective of a decline in core deposits and an increase in liquid earning assets, core deposits financed 77% of the Company’s earning assets at December 31, 2023, compared with 85% at December 31, 2022. Core deposits financed 90% of the Company's earning assets at December 31, 2021.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, advances from the FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. The Company has, in the past, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. Those borrowings are generally considered Tier 2 capital and are includable in total regulatory capital.

At December 31, 2023 and 2022, long-term borrowings aggregated $8.2 billion and $4.0 billion, respectively, and short-term borrowings aggregated $5.3 billion and $3.6 billion, respectively. Information about the Company’s borrowings is included in note 9 of Notes to Financial Statements.

The Company has also benefited from the placement of brokered deposits. The Company had brokered savings and interest-bearing checking deposit accounts that aggregated $7.8 billion and $3.8 billion at December 31, 2023 and 2022, respectively. Brokered time deposits totaled $6.1 billion and $4.1 billion at December 31, 2023 and 2022, respectively. Approximately 84% of brokered time deposits at December 31, 2023 have a contractual maturity date in 2024.

Total uninsured deposits were estimated to be $67.0 billion at December 31, 2023 and $74.2 billion at December 31, 2022 and included $10.7 billion and $11.4 billion, respectively, that were collateralized by the Company. The Company maintains available liquidity sources, as presented in Table 36, which represent approximately 139% of uninsured deposits that are not collateralized at December 31, 2023.

The Company’s ability to obtain funding from these sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of short-term funding become restricted due to a disruption in the financial markets. The Company attempts to assess such risks by conducting scenario analyses that estimate the liquidity impact resulting from a debt ratings downgrade over various grading levels and other market events. Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. Information about the credit ratings of M&T and M&T Bank is presented in Table 31.

Table 31

DEBT RATINGS

	Moody’s	Standard and Poor’s	Fitch	Morningstar DBRS
M&T Bank Corporation:
Senior debt	Baa1	BBB+	A	A (high)
Subordinated debt	Baa1	BBB	A-	A
M&T Bank:
Short-term deposits	Prime-1	A-2	F1	R-1 (middle)
Long-term deposits	A1	A-	A+	AA (low)
Senior debt	Baa1	A-	A	AA (low)
Subordinated debt	Baa1	BBB+	A-	A (high)

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2023 approximately $1.7 billion was available for payment of dividends to M&T from bank subsidiaries. M&T also may obtain funding through long-term borrowings. Further information about the long-term outstanding borrowings of M&T is provided in note 9 of Notes to Financial Statements. As a BHC, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business". As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient cash resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of December 31, 2023, M&T's parent company liquidity covered projected cash outflows for more than 24 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.

In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and federal agency securities and government issued or guaranteed mortgage-backed securities comprised 89% of the Company's debt securities portfolio at December 31, 2023. The weighted average durations of debt investment securities available for sale and held to maturity at December 31, 2023 were 1.3 years and 5.4 years, respectively. Table 32 provides the contractual maturity schedule and taxable-equivalent yields of debt securities as of December 31, 2023.

Table 32

MATURITY AND TAXABLE-EQUIVALENT YIELD OF DEBT SECURITIES

(Dollars in millions)	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
December 31, 2023
Investment securities available for sale (a):
U.S. Treasury and federal agencies:
Carrying value	$4,968	$2,737	$—	$—	$7,705
Yield	2.33%	3.01%	—	—	2.58%
Mortgage-backed securities (b):
Government issued or guaranteed:
Carrying value	$519	$1,042	$454	$555	$2,570
Yield	2.88%	2.81%	2.86%	2.89%	2.85%
Other debt securities:
Carrying value	$2	$119	$44	$—	$165
Yield	2.99%	4.35%	1.70%	—	3.58%
Total investment securities available for sale:
Carrying value	$5,489	$3,898	$498	$555	$10,440
Yield	2.39%	3.00%	2.75%	2.89%	2.66%
Investment securities held to maturity:
U.S. Treasury and federal agencies:
Carrying value	$—	$1,005	$—	$—	$1,005
Yield	—	2.54%	—	—	2.54%
Obligations of states and political subdivisions:
Carrying value	$15	$174	$1,351	$961	$2,501
Yield	2.48%	2.81%	3.50%	4.19%	3.71%
Mortgage-backed securities (b):
Government issued or guaranteed:
Carrying value	$435	$1,815	$4,095	$5,435	$11,780
Yield	3.18%	3.18%	3.29%	3.25%	3.25%
Privately issued:
Carrying value	$3	$12	$15	$12	$42
Yield	8.98%	8.98%	8.98%	8.44%	8.82%
Other debt securities:
Carrying value	$—	$—	$—	$2	$2
Yield	—	—	—	4.97%	4.97%
Total investment securities held to maturity:
Carrying value	$453	$3,006	$5,461	$6,410	$15,330
Yield	3.19%	2.97%	3.36%	3.40%	3.30%
Total debt investment securities:
Carrying value	$5,942	$6,904	$5,959	$6,965	$25,770
Yield	2.45%	2.98%	3.31%	3.36%	3.04%

(a)
Investment securities available for sale are presented at estimated fair value. Yields on such securities are based on amortized cost.
(b)
Maturities are reflected based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 33 provides the maturity schedule of loans and leases as of December 31, 2023.

Table 33

MATURITY DISTRIBUTION OF LOANS AND LEASES (a)

(Dollars in millions)	Demand	2024	2025 - 2028	2029 - 2038	After 2038
December 31, 2023
Commercial and industrial	$8,260	$11,822	$31,255	$5,568	$239
Commercial real estate	52	8,640	17,696	5,416	218
Residential real estate	8	918	3,745	8,514	9,804
Consumer	482	1,754	6,492	7,247	4,622
Total	$8,802	$23,134	$59,188	$26,745	$14,883

Floating or adjustable interest rates:
Commercial and industrial			$21,211	$2,438	$53
Commercial real estate			14,663	4,182	186
Residential real estate			1,173	2,740	3,780
Consumer			935	200	3,322
Fixed or predetermined interest rates:
Commercial and industrial			10,044	3,130	186
Commercial real estate			3,033	1,234	32
Residential real estate			2,572	5,774	6,024
Consumer			5,557	7,047	1,300
Total			$59,188	$26,745	$14,883

(a)
The data reflects contractual paydowns, but excludes nonaccrual loans.

The Company enters into contractual obligations in the normal course of business that require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments. The contractual amounts and timing of those payments as of December 31, 2023 are summarized in Table 34. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 22 of Notes to Financial Statements. Table 34 summarizes the Company's other commitments as of December 31, 2023 and the timing of the expiration of such commitments. Table 35 provides the maturity of time deposits over $250,000 as of December 31, 2023.

Table 34

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

(Dollars in millions)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
December 31, 2023
Payments due for contractual obligations:
Time deposits	$18,207	$2,306	$245	$1	$20,759
Short-term borrowings	5,316	—	—	—	5,316
Long-term borrowings	527	2,548	2,503	2,623	8,201
Operating leases	162	267	176	208	813
Other	323	173	33	113	642
Total	$24,535	$5,294	$2,957	$2,945	$35,731
Other commitments:
Commitments to extend credit (a)	$21,702	$13,683	$8,890	$4,820	$49,095
Standby letters of credit (b)	1,486	562	150	91	2,289
Commercial letters of credit	12	41	9	—	62
Financial guarantees and indemnification contracts	78	619	706	2,633	4,036
Commitments to sell real estate loans	1,245	113	42	—	1,400
Total	$24,523	$15,018	$9,797	$7,544	$56,882

(a)
Amounts exclude discretionary funding commitments to commercial customers of $12.3 billion that the Company has the unconditional right to cancel prior to funding.
(b)
Certain customers of the Company obtain financing through the issuance of VRDBs, which are generally enhanced by letters of credit provided by M&T Bank. M&T Bank oftentimes acts as remarketing agent for the VRDBs and, at its discretion, may from time-to-time own some of the VRDBs while such instruments are remarketed. Nevertheless, M&T Bank is not contractually obligated to purchase the VRDBs. The total amount of VRDBs outstanding for which M&T Bank acts as remarketing agent was $461 million at December 31, 2023.

Table 35

MATURITY OF TIME DEPOSITS WITH BALANCES OVER $250,000

December 31,
(Dollars in millions)	2023
3 months or less	$539
Over 3 through 6 months	952
Over 6 through 12 months	1,127
Over 12 months	266
Total	$2,884

The Company's MLCR Committee, which includes members of executive management, closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity in both institution-specific and general market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. Presented in Table 36 is a summary of the Company's available sources of liquidity at December 31, 2023.

Table 36

AVAILABLE LIQUIDITY SOURCES

December 31,
(Dollars in millions)	2023
Deposits at the FRB of New York	$27,957
Unused secured borrowing facilities:
FRB of New York	17,106
FHLB of New York	16,765
Unencumbered investment securities (after estimated haircuts)	16,480
Total	$78,308

Management continuously evaluates the use and mix of its various available funding alternatives, including short-term borrowings, issuances of long-term debt, the placement of brokered deposits and the securitization of certain loan products. Management does not anticipate engaging in any activities, either currently or in the long term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. In accordance with liquidity regulations, the Company maintains a contingency funding plan to facilitate on-going liquidity management in times of liquidity stress. The plan outlines various funding options available during a liquidity stress event and establishes a clear escalation protocol to be followed within the Company's risk management framework. The plan sets forth funding strategies and procedures that management can quickly leverage to assist in decision-making and specifies roles and responsibilities for departments impacted by a potential liquidity stress event.

Market Risk and Interest Rate Sensitivity

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At December 31, 2023, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $17.0 billion. In addition, the Company has entered into $10.0 billion of forward-starting interest rate swap agreements predominantly related to cash flow hedges. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Income/Lending, Investing and Funding Activities” and in note 19 of Notes to Financial Statements.

The Company’s MLCR Committee monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve. In utilizing the model, market-implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared with the income calculated under the varying interest rate scenarios. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

Table 37 displays as of December 31, 2023 and 2022 the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

Table 37

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

Changes in interest rates	Calculated Change in Projected Net Interest Income
(Dollars in millions)	December 31, 2023	December 31, 2022
+200 basis points	$(18)	$225
+100 basis points	20	158
-100 basis points	(46)	(216)
-200 basis points	(83)	(440)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. Changes in the amounts and the reduction in net interest income sensitivity presented since December 31, 2022 reflect changes in portfolio composition (including shifts between noninterest-bearing and interest-bearing deposits and higher levels of borrowings), the level of market-implied forward interest rates and the deployment of cash into fixed rate investment securities. The Company has also entered into additional interest rate swap agreements whereby it receives settlement amounts at a fixed rate and pays at a variable rate. Amidst the rising rate environment since the first quarter of 2022, M&T's cumulative deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 54 percent. Excluding brokered deposits, that cumulative pricing beta approximated 49 percent. The cumulative deposit pricing beta (including and excluding brokered deposits) is assumed to approximate 50 to 55 percent in the interest rate scenarios presented. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. Management also uses an “economic value of equity” model to supplement the modeling technique described above and provide a long-term interest rate risk metric. Economic value of equity is a point-in-time analysis of the economic sensitivity of assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve.

Table 38 presents cumulative totals of net assets (liabilities) repricing on a contractual basis within the specified time frames, as adjusted for the impact of interest rate swap agreements entered into for interest rate risk management purposes. Management believes that this measure does not appropriately depict interest rate risk since changes in interest rates do not necessarily affect all categories of earning assets and interest-bearing liabilities equally nor, as assumed in the table, on the contractual maturity or repricing date. Furthermore, this static presentation of interest rate risk fails to consider the effect of ongoing lending and deposit gathering activities, projected changes in balance sheet composition or any subsequent interest rate risk management activities the Company is likely to implement.

Table 38

CONTRACTUAL REPRICING DATA

(Dollars in millions)	Three Months or Less	Four to Twelve Months	One to Five Years	After Five Years	Total
December 31, 2023
Loans and leases, net	$75,826	$5,765	$27,545	$24,932	$134,068
Investment securities	2,828	3,502	6,760	13,807	26,897
Other earning assets	28,174	1	—	—	28,175
Total earning assets	106,828	9,268	34,305	38,739	189,140
Savings and interest- checking deposits	93,221	—	—	—	93,221
Time deposits	3,499	14,708	2,551	1	20,759
Total interest- bearing deposits	96,720	14,708	2,551	1	113,980
Short-term borrowings	5,316	—	—	—	5,316
Long-term borrowings	485	527	5,775	1,414	8,201
Total interest- bearing liabilities	102,521	15,235	8,326	1,415	127,497
Interest rate swap agreements	(19,477)	(3,342)	21,819	1,000	—
Periodic gap	(15,170)	(9,309)	47,798	38,324
Cumulative gap	(15,170)	(24,479)	23,319	61,643
Cumulative gap as a % of total earning assets	-8.0%	-12.9%	12.3%	32.6%

Certain of the Company's earning assets, interest-bearing liabilities, preferred equity instruments and interest rate swap agreements had historically referenced LIBOR. The determination of LIBOR has effectively ceased after its final publication on June 30, 2023. In preparation for the elimination of LIBOR as a reference rate, the Company essentially had discontinued entering into LIBOR-based contracts at the end of 2021. At December 31, 2023, substantially all customer and other counterparty financial instruments have been transitioned to a new index (generally SOFR) through the amendment of pre-existing agreements to include appropriate alternative language effective upon cessation of LIBOR publication, negotiating new agreements, or other means. The outstanding amount of loans and leases that continue to reference LIBOR at December 31, 2023 was not significant. Prior to its cessation, many of the Company's interest rate swap agreements referenced LIBOR. In October 2020, the International Swaps and Derivatives Association, Inc. published the Supplement and the Protocol.

The Protocol enabled market participants to incorporate certain revisions into their legacy non-cleared derivative trades with other counterparties that also chose to adhere to the Protocol. M&T adhered to the Protocol in November 2020. With respect to the Company's cleared interest rate swap agreements that referenced LIBOR, clearinghouses have adopted the same SOFR benchmark alternatives of the Supplement and the Protocol. All of the Company's LIBOR-based interest rate swap agreements at December 31, 2023 have reset to a suitable alternative index, primarily SOFR.

In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 21 of Notes to Financial Statements.

The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 19 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of those financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized on the Consolidated Balance Sheet were $256 million and $898 million, respectively, at December 31, 2023 and $380 million and $1.3 billion, respectively, at December 31, 2022. The fair value of asset and liability amounts at December 31, 2023 have been reduced by contractual settlements of $783 million and $32 million, respectively, and at December 31, 2022 have been reduced by contractual settlements of $1.1 billion and $29 million, respectively. The amounts associated with the Company's non-hedging derivative activities at December 31, 2023 and December 31, 2022 reflect changes in values associated with the interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.

Trading account assets were $106 million at December 31, 2023 and $118 million at December 31, 2022. Included in trading account assets were assets related to deferred compensation plans aggregating $22 million and $23 million at December 31, 2023 and 2022, respectively. Changes in the fair values of such assets are recorded as trading account and other non-hedging derivative gains in the Consolidated Statement of Income. Included in other liabilities in the Consolidated Balance Sheet at December 31, 2023 and 2022 were $27 million and $29 million, respectively, of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recorded in other costs of operations in the Consolidated Statement of Income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $80 million at December 31, 2023 and $95 million at December 31, 2022.

Given the Company’s policies and positions, management believes that the potential loss exposure resulting from market risk associated with trading account and other non-hedging derivative activities was not material, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s actions to mitigate foreign currency and interest rate risk associated with customer activities. Information about the Company’s use of derivative financial instruments is included in note 19 of Notes to Financial Statements.

Capital

Shareholders’ equity was $27.0 billion at December 31, 2023 and represented 12.94% of total assets, compared with $25.3 billion or 12.61% at December 31, 2022 and $17.9 billion or 11.54% at December 31, 2021. The higher amount of shareholders' equity at December 31, 2023 and 2022, as compared with December 31, 2021 reflects the issuance of 50,325,004 M&T common shares and other common equity consideration totaling $8.4 billion for the acquisition of People's United and the conversion of People's United preferred stock into 10,000,000 shares of Series H Preferred Stock amounting to $261 million on April 1, 2022.

Included in shareholders’ equity was preferred stock with financial statement carrying values of $2.0 billion at each of December 31, 2023 and 2022, compared with $1.7 billion at December 31, 2021. On April 1, 2022, the Company closed the acquisition of People's United resulting in the issuance of 10,000,000 shares of Series H Preferred Stock, par value $1.00 per share and liquidation preference of $25.00 per share, valued at $261 million. On August 17, 2021, M&T issued 50,000 shares of Series I Preferred Stock, par value $1.00 and liquidation preference of $10,000 per share. Information concerning the terms of M&T's issued and outstanding preferred stock, including Series H Preferred Stock and Series I Preferred Stock, is included in note 10 of Notes to Financial Statements.

Common shareholders’ equity totaled $24.9 billion, or $150.15 per share, at December 31, 2023, compared with $23.3 billion, or $137.68 per share, at December 31, 2022 and $16.2 billion, or $125.51 per share, at December 31, 2021. Tangible equity per common share, which excludes goodwill and core deposit and other intangible assets and applicable deferred tax balances, was $98.54 at December 31, 2023, compared with $86.59 and $89.80 at December 31, 2022 and 2021, respectively. The Company’s ratio of tangible common equity to tangible assets was 8.20% at December 31, 2023, compared with 7.63% and 7.68% at December 31, 2022 and 2021, respectively. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of December 31, 2023, 2022 and 2021 are presented in Table 3. During 2023, 2022 and 2021, the ratio of average total shareholders’ equity to average total assets was 12.61%, 12.51% and 11.08%, respectively. The ratio of average common shareholders’ equity to average total assets was 11.63%, 11.49% and 10.13% in 2023, 2022 and 2021, respectively.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, remaining unrealized losses on held-to-maturity securities transferred from available for sale that have not yet been amortized, gains or losses associated with interest rate swap agreements designated as cash flow hedges, foreign currency translation adjustments and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. The components of accumulated other comprehensive income (loss) are presented in Table 39.

Table 39

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

	December 31,
(Dollars in millions, except per share amount)	2023	2022	2021
Investment securities unrealized gains (losses), net (a)	$(187)	$(329)	$78
Defined benefit plans adjustments, net (b)	(115)	(202)	(267)
Cash flow hedges unrealized gains (losses) and other, net (c)	(157)	(259)	62
Total	$(459)	$(790)	$(127)

Accumulated other comprehensive income (loss), net, per common share	$(2.76)	$(4.67)	$(0.99)

(a)
Refer to note 3 of Notes to Financial Statements.
(b)
Refer to note 13 of Notes to Financial Statements.
(c)
Refer to note 19 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at December 31, 2023 were pre-tax effect unrealized gains of less than $1 million on securities with an amortized cost of $63 million and pre-tax effect unrealized losses of $251 million on securities with an amortized cost of $10.6 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 21 of Notes to Financial Statements. Each reporting period the Company reviews its available-for-sale investment securities for declines in value that might be indicative of credit-related losses through an analysis of the creditworthiness of the issuer or the credit performance of the underlying collateral supporting the bond. If the Company does not expect to recover the entire amortized cost basis of a debt security a credit loss is recognized in the Consolidated Statement of Income. A loss is also recognized if the Company intends to sell a bond or it more likely than not will be required to sell a bond before recovery of the amortized cost basis. As of December 31, 2023, based on a review of each of the securities in the available-for-sale investment securities portfolio, the Company concluded that it expected to realize the amortized cost basis of each security. As of December 31, 2023, the Company did not intend to sell nor is it anticipated that it would be required to sell any securities for which fair value was less than the amortized cost basis of the security. The Company intends to continue to closely monitor the performance of its investment securities because changes in their underlying credit performance or other events could cause the amortized cost basis of those securities to become uncollectable.

Accounting guidance requires investment securities held to maturity to be presented at their net carrying value that is expected to be collected over their contractual term. The Company estimated no material credit losses for its investment securities classified as held-to-maturity at December 31, 2023 and 2022. The amortized cost basis and fair value of obligations of states and political subdivisions in the held-to-maturity portfolio totaled $2.5 billion and $2.4 billion, respectively, at December 31, 2023 and $2.6 billion and $2.5 billion, respectively, at December 31, 2022. At December 31, 2023 and 2022, the Company had in its held-to-maturity portfolio privately issued mortgage-backed securities with an amortized cost basis of $42 million and $50 million, respectively, and a fair value of $46 million and $51 million, respectively. At December 31, 2023, 81% of those mortgage-backed securities were in the most senior tranche of the securitization structure. The mortgage-backed securities are generally collateralized by residential and small-balance commercial real estate loans originated between 2004 and 2008. After considering the repayment structure and estimated future collateral cash flows of each individual bond, the Company has concluded that as of December 31, 2023, it expected to recover the amortized cost basis of those privately issued mortgage-backed securities. Nevertheless, it is possible that adverse changes in the estimated future performance of mortgage loan collateral underlying such securities could impact the Company’s conclusions.

Pursuant to previously approved capital plans and authorizations by M&T's Board of Directors, M&T repurchased 3,838,157 shares of its common stock for a total cost of $600 million, including the share repurchase excise tax, in 2023 and 10,453,282 shares of its common stock for $1.8 billion in 2022. There were no shares of common stock repurchased during 2021.

Cash dividends declared on M&T’s common stock totaled $871 million in 2023, compared with $788 million and $584 million in 2022 and 2021, respectively. Dividends per common share totaled $5.20 in 2023, compared with $4.80 and $4.50 in 2022 and 2021, respectively. M&T's common share dividend payout ratio was 32.97%, 41.56% and 32.69% in 2023, 2022 and 2021, respectively. Dividends of $100 million in 2023, $97 million in 2022 and $73 million in 2021 were declared on preferred stock in accordance with the terms of each series.

M&T and its subsidiary banks are required to comply with applicable Capital Rules. Pursuant to those regulations, the minimum capital ratios are as follows:

•
4.5% CET1 to RWA (each as defined in the Capital Rules);
•
6.0% Tier 1 capital (that is, CET1 plus additional Tier 1 capital) to RWA (each as defined in the Capital Rules);
•
8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to RWA (each as defined in the Capital Rules); and
•
4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”), as defined in the Capital Rules.

Capital Rules require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1. In June 2023, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2023, M&T's SCB declined from 4.7% to 4.0%.

The federal bank regulatory agencies have issued rules that allow banks and BHCs to phase-in the impact of adopting the expected credit loss accounting model on regulatory capital. Those rules allow banks and BHCs to delay for two years the day one impact on retained earnings of adopting the expected loss accounting standard and 25% of the cumulative change in the reported allowance for credit losses subsequent to the initial adoption through the end of 2021, followed by a three-year transition period. The regulatory capital amounts and ratios of M&T and its bank subsidiaries as of December 31, 2023 are presented in note 24 of Notes to Financial Statements. A detailed discussion of the Capital Rules is included in Part I, Item 1 of this Form 10-K under the heading “Capital Requirements.”

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the DIF of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and on M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1, "Supervision and Regulation of the Company" of this Form 10-K.

On July 27, 2023, the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with over $100 billion of total assets and their depository institution subsidiaries. The proposed rule would generally require banking organizations subject to Category III and IV standards, like the Company, to compute their regulatory capital consistent with Category I and II standards. Management is in the process of evaluating the impact of the proposed rule on the regulatory capital requirements of M&T and its subsidiary banks and currently estimates the proposed rules would increase the Company's RWA by a percentage in the mid-single digits.

Segment Information

Reportable segments have been determined based upon the Company’s organizational structure and its internal profitability reporting system. As described in note 23 of Notes to Financial Statements, in the fourth quarter of 2023 the Company completed modifications to its internal profitability reporting system to conform its internal management reporting with certain organizational changes that resulted in the realignment of its business operations into three reportable segments: Commercial Bank, Retail Bank and Institutional Services and Wealth Management. All other business activities that are not included in the three reportable segment results have been included in the "All Other" category. Certain changes to allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities and other revenues and expenses were also made in conjunction with these reportable segment revisions. Prior period reportable segment results disclosed herein have been presented in conformity with the new segment reporting structure.

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

Commercial Bank

Net income for the Commercial Bank segment was $1.04 billion in 2023, compared with $1.24 billion in 2022.

•
Net interest income rose $107 million reflecting a widening of the net interest margin on deposits of 49 basis points and higher average outstanding loan balances of $9.9 billion, partially offset by a narrowing of the net interest margin on loans of 36 basis points and lower average outstanding deposit balances of $1.4 billion.
•
The provision for credit losses increased by $231 million reflecting higher net charge-offs predominantly on loans secured by commercial real estate.
•
Noninterest income increased $70 million reflecting the impact of one additional quarter of acquired operations of People’s United in 2023 as compared with 2022. Favorable factors included higher letter of credit and other credit-related fees of $23 million and service charges on deposit accounts of $14 million, an increase in equipment operating lease income of $13 million, higher underwriting fees of $7 million and comparatively higher gains on sale of commercial mortgage loans.
•
Noninterest expense increased $222 million also reflecting the impact of one additional quarter of operations acquired from People’s United and included increases in personnel-related costs of $93 million, centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Bank segment of $66 million, FDIC assessments of $15 million, professional and other services of $12 million and advertising and marketing of $9 million.

The Commercial Bank segment’s net income increased $429 million in 2022 from $813 million in 2021, predominantly reflecting a nine-month impact of the People’s United acquisition in 2022.

•
Net interest income rose $744 million, reflecting a widening of net interest margin on deposits of 97 basis points and higher average outstanding loan and deposit balances of $16.5 billion and $7.0 billion, respectively, reflecting the nine-month impact of the People’s United acquisition on April 1, 2022, partially offset by a narrowing of the net interest margin on loans of 18 basis points.

•
The provision for credit losses declined $103 million reflecting lower net charge-offs on both commercial and industrial loans and commercial real estate loans.
•
Largely reflecting the nine-month impact of the People’s United acquisition, noninterest income increased $79 million, mainly attributable to an increase of $37 million in letter of credit and other credit-related fees, a $15 million rise in each of merchant discount and credit card interchange fees and service charges on deposit accounts, and an increase of $13 million in other non-hedging derivative gains. Partially offsetting those favorable factors was a decline in commercial mortgage banking revenues reflecting lower commercial real estate loan origination and sales activity.
•
Also largely resulting from the nine-month impact of the People’s United acquisition in 2022, noninterest expense increased $337 million reflecting a rise in personnel-related costs of $152 million, higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Bank segment of $137 million and an increase in equipment and net occupancy costs, FDIC assessments and other costs of operations.

Retail Bank

Net income for the Retail Bank segment was $1.84 billion in 2023, an increase of $799 million compared with 2022.

•
Net interest income rose $1.34 billion, reflecting a widening of the net interest margin on deposits of 152 basis points and higher average outstanding loan balances of $3.3 billion, partially offset by a narrowing of the net interest margin on loans of 30 basis points.
•
The provision for credit losses was $72 million higher driven by a rise in net charge-offs of consumer loans.
•
Noninterest income increased $59 million predominantly driven by an increase of $47 million in residential mortgage banking revenues. In the first quarter of 2023, the Company returned to originating for sale the majority of its newly committed residential mortgage loans rather than retain the loans resulting in higher gains associated with residential mortgage loans originated for sale. Residential mortgage loan servicing income increased reflecting the bulk purchase of residential mortgage servicing rights in the first quarter of 2023. Also contributing to the increase in noninterest income was a rise in service charges on deposit accounts of $13 million reflecting an additional three months of operations acquired from People’s United mitigated, somewhat, by fee waivers granted to People’s United customers following the conversion to the Company’s deposit servicing system in early September 2022. The impact of those waivers, however, was not material.
•
Noninterest expense rose $250 million reflecting the impact of one additional quarter of operations acquired from People’s United and included an increase in personnel-related costs of $86 million, higher equipment and net occupancy costs of $30 million, and a rise in centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment of $34 million. Other unfavorable factors included an increase in expenses associated with the bulk purchase of residential mortgage loan servicing rights in the first quarter of 2023, higher check fraud and other losses and a reduction in the valuation allowance for capitalized servicing rights in 2022. Partially offsetting those increases was a $26 million decline in professional and other services expenses.

The Retail Bank segment’s net income increased $274 million in 2022 from $765 million in 2021, predominantly reflecting the nine-month impact of the People’s United acquisition in 2022.

•
Net interest income rose $1.08 billion reflecting a widening of the net interest margin on deposits of 99 basis points and higher average outstanding balances of deposits and loans of $19.3 billion and $6.1 billion, respectively, partially offset by a narrowing of the net interest margin on loans of 41 basis points that reflected a lower level of PPP fee income resulting from repayment of loans by the SBA.
•
The provision for credit losses was $32 million higher driven by a rise in net charge-offs of consumer loans.
•
Noninterest income decreased $128 million reflecting a $171 million decline in residential mortgage banking revenues resulting from lower mortgage origination and sales activities. That decrease was partially offset by higher service charges on deposit accounts of $30 million and an increase in merchant discount and credit card interchange fees of $13 million, each reflecting the impact of the acquisition of People’s United.
•
Noninterest expense rose $547 million predominantly due to a rise in centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment of $213 million, higher personnel-related costs of $198 million, an increase in equipment and net occupancy costs of $86 million and an increase in professional and other services of $27 million (all reflecting the nine-month impact of the People’s United acquisition).

Institutional Services & Wealth Management

Net income for the Institutional Services and Wealth Management segment was $620 million in 2023, an increase of $218 million from 2022.

•
Net interest income increased $297 million reflecting a widening of the net interest margin on deposits of 217 basis points, partially offset by a $3.0 billion decline in average outstanding deposit balances.
•
Noninterest income decreased $2 million reflecting a decline in trust income of $63 million. The divestiture of the CIT business in April 2023 resulted in a decline in trust income of approximately $105 million as compared with 2022. That decline in trust income was partially offset by the impact of one additional quarter of operations acquired from People’s United, improved sales activity and money market fees. Also impacting the decline in noninterest income was a $136 million gain on sale of MTIA recorded in the fourth quarter of 2022 and lower insurance income in 2023 as a result of that sale. Largely offsetting those unfavorable factors was a $225 million gain on sale of CIT in the second quarter of 2023 and a rise in brokerage services income.
•
Noninterest expense remained flat as higher personnel-related costs of $28 million, an increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Institutional Services and Wealth Management segment of $26 million and higher other costs of operations of $17 million were essentially offset by a $68 million decline in professional and other services reflecting lower sub-advisory fees due to the sale of the CIT business.

The Institutional Services and Wealth Management segment's net income increased $295 million in 2022 from $107 million in 2021.

•
Net interest income increased by $247 million reflecting a widening of the net interest margin on deposits of 122 basis points and higher average outstanding deposit balances of $2.2 billion.
•
Noninterest income increased $241 million predominantly due to the $136 million gain on sale of MTIA in the fourth quarter of 2022. Other favorable factors included higher trust income of $96 million and a rise in brokerage services income of $22 million, each reflecting the nine-month impact of the People’s United acquisition in 2022.
•
Noninterest expense rose $90 million, mainly attributable to higher personnel-related costs of $47 million and an increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Institutional Services and Wealth Management segment of $38 million.

All Other

The “All Other” category recorded a net loss of $756 million in 2023, compared with a net loss of $691 million in 2022.

•
Net interest income decreased $455 million reflecting higher net interest expense from interest rate swap agreements entered into for interest rate risk management purposes as well as the unfavorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•
The $176 million decline in the provision for credit losses reflects the $242 million of provision recorded on April 1, 2022 related to loans obtained in the People's United acquisition that were considered non-PCD and the net impact of the allocation of provision to reportable segments.
•
Noninterest income increased $44 million reflecting an increase in trading and other non-hedging derivative gains of $27 million due to favorable changes in market conditions impacting the value of assets held in connection with deferred compensation and other non-qualified benefit plans and higher revenues from interest rate swap agreements and foreign exchange transactions with customers. Other favorable factors included an increase in tax-exempt income earned from bank owned life insurance revenue of $19 million and net gains on investment securities in 2023 as compared with a net loss in 2022, partially offset by a $10 million decrease in BLG distributions.
•
Noninterest expense decreased $143 million reflecting merger-related expenses incurred in 2022 as a result of the acquisition of People’s United and lower contributions to The M&T Charitable Foundation, partially offset by higher FDIC assessments, including the $197 million FDIC special assessment recorded in the fourth quarter of 2023, an increase in personnel costs, and a rise in outside data processing and software expense as well as equipment and net occupancy costs.

The ”All Other” category recorded a net loss of $691 million in 2022 as compared with net income of $174 million in 2021.

•
Net interest income decreased $73 million reflecting reduced income from interest rate swap agreements entered into for interest rate risk management purposes, offset partially by the impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•
The provision for credit losses increased $664 million and included a $242 million provision related to People’s United non-PCD acquired loans recorded on April 1, 2022. Also contributing to that increase was a comparative recapture of provision for credit losses in 2021 reflecting an improvement in economic assumptions and projections at that time.
•
Noninterest income declined $2 million due to a decrease in trading and other non-hedging derivative gains of $13 million reflecting unfavorable market conditions impacting the value of assets held in connection with deferred compensation and other non-qualified benefit plans and a decline in other revenues from operations of $11 million, largely offset by comparatively lower net losses on bank investment securities.
•
Noninterest expense increased $465 million predominantly due to expenses associated with the acquisition of People’s United (including merger-related expenses), higher contributions to The M&T Charitable Foundation and increased amortization of core deposit and other intangible assets.

Critical Accounting Estimates

The Company’s significant accounting policies conform with GAAP and are described in note 1 of Notes to Financial Statements. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant areas in which management of the Company applies critical assumptions and estimates include the following:

•
Accounting for credit losses — The allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment, GDP and real estate prices. These forecasts may be adjusted for inherent limitations or biases of the models. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein under the heading “Provision for Credit Losses” and in note 5 of Notes to Financial Statements.
•
Valuation methodologies — Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations, capitalized servicing assets, pension benefit obligations and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations, financial condition or disclosures of fair value information. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that require recognition of a loss in the Consolidated Statement of Income. Examples include certain investments, capitalized servicing assets, goodwill and core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in Management's Discussion and Analysis of Financial Condition and Results of Operations and in notes 1, 2, 3, 7, 8, 13, 19 and 21 of Notes to Financial Statements.
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

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement that does not describe historical or current facts is a forward-looking statement, including statements based on current expectations, estimates and projections about the Company’s business, and management’s beliefs and assumptions.

Statements regarding the potential effects of events or factors specific to the Company and/or the financial industry as a whole, as well as national and global events generally, on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements. Such statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company’s control.

Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” or “may,” or by variations of such words or by similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict and may cause actual outcomes to differ materially from what is expressed or forecasted.

While there can be no assurance that any list of risks and uncertainties is complete, important factors that could cause actual outcomes and results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks more fully discussed in Part I, Item 1A, “Risk Factors” of this Form 10-K: economic conditions and growth rates, including inflation and market volatility; events and developments in the financial services industry, including industry conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, loan concentrations by type and industry, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; levels of client deposits; ability to contain costs and expenses; changes in the Company’s credit ratings; the impact of the People's United acquisition; domestic or international political developments and other geopolitical events, including international conflicts and hostilities; changes and trends in the securities markets; common shares outstanding, common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; federal, state or local legislation and/or regulations affecting the financial services industry, or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; political conditions, either nationally or in the states in which M&T and its subsidiaries do business; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; changes in accounting policies or procedures as may be required by the FASB, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, as noted, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the states in which M&T and its subsidiaries do business, and other factors. Further details regarding such factors, risks and uncertainties related to the Company are described in the “Risk Factors” section of this Form 10-K.

Forward-looking statements speak only as of the date they are made, and the Company assumes no duty and does not undertake to update forward-looking statements.

Table 40

QUARTERLY TRENDS

	2023 Quarters				2022 Quarters
(Dollars in millions, except per share, shares in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,753	$2,656	$2,530	$2,341	$2,086	$1,794	$1,475	$931
Interest expense	1,018	866	717	509	245	103	53	24
Net interest income	1,735	1,790	1,813	1,832	1,841	1,691	1,422	907
Less: provision for credit losses	225	150	150	120	90	115	302	10
Other income	578	560	803	587	682	563	571	541
Less: other expense	1,450	1,278	1,293	1,359	1,408	1,279	1,403	960
Income before income taxes	638	922	1,173	940	1,025	860	288	478
Applicable income taxes	143	217	292	224	246	201	60	113
Taxable-equivalent adjustment	13	15	14	14	14	12	10	3
Net income	$482	$690	$867	$702	$765	$647	$218	$362
Net income available to common shareholders-diluted	$457	$664	$841	$676	$739	$621	$192	$340
Per common share data
Basic earnings	2.75	4.00	5.07	4.03	4.32	3.55	1.08	2.63
Diluted earnings	2.74	3.98	5.05	4.01	4.29	3.53	1.08	2.62
Cash dividends	1.30	1.30	1.30	1.30	1.20	1.20	1.20	1.20
Average common shares outstanding
Basic	165,985	165,909	165,842	167,732	171,187	174,609	177,367	128,945
Diluted	166,731	166,570	166,320	168,410	172,149	175,682	178,277	129,416
Performance ratios, annualized
Return on
Average assets	.92%	1.33%	1.70%	1.40%	1.53%	1.28%	.42%	.97%
Average common shareholders’ equity	7.41	10.99	14.27	11.74	12.59	10.43	3.21	8.55
Net interest margin on average earning assets (taxable-equivalent basis)	3.61	3.79	3.91	4.04	4.06	3.68	3.01	2.65
Nonaccrual loans to total loans and leases, net of unearned discount	1.62	1.77	1.83	1.92	1.85	1.89	2.05	2.32
Net operating (tangible) results (a)
Net operating income	$494	$702	$879	$715	$812	$700	$578	$376
Diluted net operating income per common share	2.81	4.05	5.12	4.09	4.57	3.83	3.10	2.73
Annualized return on
Average tangible assets	.98%	1.41%	1.80%	1.49%	1.70%	1.44%	1.16%	1.04%
Average tangible common shareholders’ equity	11.70	17.41	22.73	19.00	21.29	17.89	14.41	12.44
Efficiency ratio (b)	62.1	53.7	48.9	55.5	53.3	53.6	58.3	64.9
Balance sheet data
Average balances
Total assets (c)	$208,752	$205,791	$204,376	$202,599	$198,592	$201,131	$208,865	$151,648
Total tangible assets (c)	200,172	197,199	195,764	193,957	189,934	192,450	200,170	147,053
Earning assets	190,536	187,403	185,936	184,069	179,914	182,382	189,755	138,624
Investment securities	27,490	27,993	28,623	27,622	25,297	23,945	22,384	7,724
Loans and leases, net of unearned discount	132,770	132,617	133,545	132,012	129,406	127,525	127,599	92,159
Deposits	164,713	162,688	159,399	161,537	163,468	167,271	174,683	128,055
Borrowings	13,057	12,585	15,055	11,505	5,385	4,194	4,408	3,498
Common shareholders’ equity (c)	24,489	24,009	23,674	23,366	23,335	23,654	24,079	16,144
Tangible common shareholders’ equity (c)	15,909	15,417	15,062	14,724	14,677	14,973	15,384	11,549
At end of quarter
Total assets (c)	208,264	209,124	207,672	202,956	200,730	197,955	204,033	149,864
Total tangible assets (c)	199,689	200,538	199,074	194,321	192,082	189,281	195,344	145,269
Earning assets	189,140	189,942	188,504	183,853	181,855	178,351	185,109	137,237
Investment securities	26,897	27,336	27,916	28,443	25,211	24,604	22,802	9,357
Loans and leases, net of unearned discount	134,068	132,355	133,344	132,938	131,564	128,226	128,486	91,808
Deposits	163,274	164,128	162,058	159,075	163,515	163,845	170,358	126,319
Borrowings	13,517	13,854	15,325	14,458	7,519	4,377	4,137	3,494
Common shareholders’ equity (c)	24,946	24,186	23,790	23,366	23,307	23,245	23,784	16,126
Tangible common shareholders’ equity (c)	16,371	15,600	15,192	14,731	14,659	14,571	15,095	11,531
Equity per common share	150.15	145.72	143.41	140.88	137.68	134.45	135.16	124.93
Tangible equity per common share	98.54	93.99	91.58	88.81	86.59	84.28	85.78	89.33

(a)
Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 41.
(b)
Excludes impact of merger-related expenses and net securities transactions.
(c)
The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 41.

Table 41

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2023 Quarters				2022 Quarters
(Dollars in millions, except per share)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data
Net income
Net income	$482	$690	$867	$702	$765	$647	$218	$362
Amortization of core deposit and other intangible assets (a)	12	12	12	13	14	14	14	1
Merger-related expenses (a)	—	—	—	—	33	39	346	13
Net operating income	$494	$702	$879	$715	$812	$700	$578	$376
Earnings per common share
Diluted earnings per common share	$2.74	$3.98	$5.05	$4.01	$4.29	$3.53	$1.08	$2.62
Amortization of core deposit and other intangible assets (a)	.07	.07	.07	.08	.08	.08	.08	.01
Merger-related expenses (a)	—	—	—	—	.20	.22	1.94	.10
Diluted net operating earnings per common share	$2.81	$4.05	$5.12	$4.09	$4.57	$3.83	$3.10	$2.73
Other expense
Other expense	$1,450	$1,278	$1,293	$1,359	$1,408	$1,279	$1,403	$960
Amortization of core deposit and other intangible assets	(15)	(15)	(15)	(17)	(18)	(18)	(19)	(1)
Merger-related expenses	—	—	—	—	(45)	(53)	(223)	(17)
Noninterest operating expense	$1,435	$1,263	$1,278	$1,342	$1,345	$1,208	$1,161	$942
Merger-related expenses
Salaries and employee benefits	$—	$—	$—	$—	$4	$13	$85	$—
Equipment and net occupancy	—	—	—	—	2	2	1	2
Outside data processing and software	—	—	—	—	2	2	1	—
Professional and other services	—	—	—	—	16	11	31	14
Advertising and marketing	—	—	—	—	5	2	1	1
Other costs of operations	—	—	—	—	16	23	104	—
Other expense	—	—	—	—	45	53	223	17
Provision for credit losses	—	—	—	—	—	—	242	—
Total	$—	$—	$—	$—	$45	$53	$465	$17
Efficiency ratio
Noninterest operating expense (numerator)	$1,435	$1,263	$1,278	$1,342	$1,345	$1,208	$1,161	$942
Taxable-equivalent net interest income	$1,735	$1,790	$1,813	$1,832	$1,841	$1,691	$1,422	$907
Other income	578	560	803	587	682	563	571	541
Less: Gain (loss) on bank investment securities	4	—	1	—	(4)	(1)	—	(1)
Denominator	$2,309	$2,350	$2,615	$2,419	$(2,527)	$2,255	$1,993	$1,449
Efficiency ratio	62.1%	53.7%	48.9%	55.5%	53.3%	53.6%	58.3%	64.9%
Balance sheet data
Average assets
Average assets	$208,752	$205,791	$204,376	$202,599	$198,592	$201,131	$208,865	$151,648
Goodwill	(8,465)	(8,465)	(8,473)	(8,490)	(8,494)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(154)	(170)	(185)	(201)	(218)	(236)	(254)	(3)
Deferred taxes	39	43	46	49	54	56	60	1
Average tangible assets	$200,172	$197,199	$195,764	$193,957	$189,934	$192,450	$200,170	$147,053
Average common equity
Average total equity	$26,500	$26,020	$25,685	$25,377	$25,346	$25,665	$26,090	$17,894
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(1,750)
Average common equity	24,489	24,009	23,674	23,366	23,335	23,654	24,079	16,144
Goodwill	(8,465)	(8,465)	(8,473)	(8,490)	(8,494)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(154)	(170)	(185)	(201)	(218)	(236)	(254)	(3)
Deferred taxes	39	43	46	49	54	56	60	1
Average tangible common equity	$15,909	$15,417	$15,062	$14,724	$14,677	$14,973	$15,384	$11,549
At end of quarter
Total assets
Total assets	$208,264	$209,124	$207,672	$202,956	$200,730	$197,955	$204,033	$149,864
Goodwill	(8,465)	(8,465)	(8,465)	(8,490)	(8,490)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(147)	(162)	(177)	(192)	(209)	(227)	(245)	(3)
Deferred taxes	37	41	44	47	51	54	57	1
Total tangible assets	$199,689	$200,538	$199,074	$194,321	$192,082	$189,281	$195,344	$145,269
Total common equity
Total equity	$26,957	$26,197	$25,801	$25,377	$25,318	$25,256	$25,795	$17,876
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)	(1,750)
Common equity	24,946	24,186	23,790	23,366	23,307	23,245	23,784	16,126
Goodwill	(8,465)	(8,465)	(8,465)	(8,490)	(8,490)	(8,501)	(8,501)	(4,593)
Core deposit and other intangible assets	(147)	(162)	(177)	(192)	(209)	(227)	(245)	(3)
Deferred taxes	37	41	44	47	51	54	57	1
Total tangible common equity	$16,371	$15,600	$15,192	$14,731	$14,659	$14,571	$15,095	$11,531

(a)
After any related tax effect.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions "Liquidity Risk", “Market Risk and Interest Rate Sensitivity” (including Table 37) and “Capital.”

Item 8. Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and Table 40 “Quarterly Trends” presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of M&T Bank Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter

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

Allowance for Credit Losses – Adjustments to model forecasts

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses of $2.1 billion reflects management's expected credit losses in the loan and lease portfolio of $134.1 billion as of December 31, 2023. For purposes of determining the level of the allowance for credit losses, management evaluates the Company’s loan and lease portfolio by type. Management utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. Management also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process.

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

February 21, 2024

We have served as the Company’s auditor since 1984.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,
(Dollars in millions, except per share)	2023	2022
Assets
Cash and due from banks	$1,731	$1,517
Interest-bearing deposits at banks	28,069	24,959
Federal funds sold	—	3
Trading account	106	118
Investment securities
Available for sale (cost: $10,691 at December 31, 2023; $11,193 at December 31, 2022)	10,440	10,749
Held to maturity (fair value: $14,308 at December 31, 2023; $12,375 at December 31, 2022)	15,330	13,530
Equity and other securities (cost: $1,125 at December 31, 2023; $934 at December 31, 2022)	1,127	932
Total investment securities	26,897	25,211
Loans and leases	134,936	132,074
Unearned discount	(868)	(510)
Loans and leases, net of unearned discount	134,068	131,564
Allowance for credit losses	(2,129)	(1,925)
Loans and leases, net	131,939	129,639
Premises and equipment	1,739	1,654
Goodwill	8,465	8,490
Core deposit and other intangible assets	147	209
Accrued interest and other assets	9,171	8,930
Total assets	$208,264	$200,730
Liabilities
Noninterest-bearing deposits	$49,294	$65,502
Savings and interest-checking deposits	93,221	87,911
Time deposits	20,759	10,102
Total deposits	163,274	163,515
Short-term borrowings	5,316	3,555
Accrued interest and other liabilities	4,516	4,377
Long-term borrowings	8,201	3,965
Total liabilities	181,307	175,412
Shareholders' equity
Preferred stock, $1.00 par, 20,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at December 31, 2023 and December 31, 2022; Liquidation preference of $10,000 per share: 140,000 shares at December 31, 2023 and December 31, 2022; Liquidation preference of $25 per share: 10,000,000 shares at December 31, 2023 and December 31, 2022	2,011	2,011
Common stock, $.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at December 31, 2023 and December 31, 2022	90	90
Common stock issuable, 12,217 shares at December 31, 2023; 14,031 shares at December 31, 2022	1	1
Additional paid-in capital	10,020	10,002
Retained earnings	17,524	15,754
Accumulated other comprehensive income (loss), net	(459)	(790)
Treasury stock — common, at cost — 13,300,298 shares at December 31, 2023; 10,165,419 shares at December 31, 2022	(2,230)	(1,750)
Total shareholders’ equity	26,957	25,318
Total liabilities and shareholders’ equity	$208,264	$200,730

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31,
(Dollars in millions, except per share)	2023	2022	2021
Interest income
Loans and leases, including fees	$8,021	$5,237	$3,749
Investment securities
Fully taxable	773	448	141
Exempt from federal taxes	66	51	—
Deposits at banks	1,360	509	48
Other	4	2	1
Total interest income	10,224	6,247	3,939
Interest expense
Savings and interest-checking deposits	1,746	271	33
Time deposits	671	24	19
Short-term borrowings	292	19	—
Long-term borrowings	400	111	62
Total interest expense	3,109	425	114
Net interest income	7,115	5,822	3,825
Provision for credit losses	645	517	(75)
Net interest income after provision for credit losses	6,470	5,305	3,900
Other income
Mortgage banking revenues	409	357	571
Service charges on deposit accounts	475	447	402
Trust income	680	741	645
Brokerage services income	102	88	63
Trading account and other non-hedging derivative gains	49	27	24
Gain (loss) on bank investment securities	4	(6)	(21)
Other revenues from operations	809	703	483
Total other income	2,528	2,357	2,167
Other expense
Salaries and employee benefits	2,997	2,787	2,046
Equipment and net occupancy	520	474	327
Outside data processing and software	437	376	292
Professional and other services	413	509	379
FDIC assessments	315	90	70
Advertising and marketing	108	90	64
Amortization of core deposit and other intangible assets	62	56	10
Other costs of operations	527	668	424
Total other expense	5,379	5,050	3,612
Income before taxes	3,619	2,612	2,455
Income taxes	878	620	596
Net income	$2,741	$1,992	$1,859
Net income available to common shareholders
Basic	$2,636	$1,891	$1,777
Diluted	2,636	1,891	1,777
Net income per common share
Basic	15.85	11.59	13.81
Diluted	15.79	11.53	13.80

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net income	$2,741	$1,992	$1,859
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	142	(407)	(67)
Cash flow hedges adjustments	98	(315)	(211)
Defined benefit plans liability adjustments	87	65	214
Foreign currency translation adjustments	4	(6)	(1)
Total other comprehensive income (loss)	331	(663)	(65)
Total comprehensive income	$3,072	$1,329	$1,794

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash flows from operating activities
Net income	$2,741	$1,992	$1,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	645	517	(75)
Depreciation and amortization of premises and equipment	304	282	224
Amortization of capitalized servicing rights	131	97	90
Amortization of core deposit and other intangible assets	62	56	10
Provision for deferred income taxes	(97)	(30)	87
Asset write-downs	4	8	8
Net gain on sales of assets	(249)	(153)	(10)
Net change in accrued interest receivable, payable	261	(123)	66
Net change in other accrued income and expense	561	(70)	53
Net change in loans originated for sale	(192)	771	(164)
Net change in trading account and other non-hedging derivative assets and liabilities	(266)	1,227	567
Net cash provided by operating activities	3,905	4,574	2,715
Cash flows from investing activities
Proceeds from sales of investment securities:
Equity and other securities	1,014	242	18
Proceeds from maturities of investment securities:
Available for sale	743	795	1,434
Held to maturity	1,170	1,516	615
Purchases of investment securities:
Available for sale	(346)	(7,222)	(678)
Held to maturity	(2,948)	(1,890)	(1,602)
Equity and other securities	(1,205)	(456)	(30)
Net (increase) decrease in loans and leases	(2,770)	(3,639)	5,677
Net (increase) decrease in interest-bearing deposits at banks	(3,110)	26,107	(18,208)
Capital expenditures, net	(256)	(214)	(149)
Net (increase) decrease in loan servicing advances	274	1,579	(197)
Acquisition, net of cash consideration:
Bank and bank holding company	—	394	—
Other, net	(440)	(620)	(511)
Net cash provided (used) by investing activities	(7,874)	16,592	(13,631)
Cash flows from financing activities
Net increase (decrease) in deposits	(248)	(20,994)	11,738
Net increase (decrease) in short-term borrowings	1,761	2,613	(13)
Proceeds from long-term borrowings	5,035	999	10
Payments on long-term borrowings	(824)	(907)	(853)
Purchases of treasury stock	(594)	(1,800)	—
Dividends paid — common	(868)	(784)	(580)
Dividends paid — preferred	(100)	(97)	(68)
Proceeds from issuance of Series I preferred stock	—	—	495
Other, net	18	(14)	(28)
Net cash provided (used) by financing activities	4,180	(20,984)	10,701
Net increase (decrease) in cash, cash equivalents and restricted cash	211	182	(215)
Cash, cash equivalents and restricted cash at beginning of period	1,520	1,338	1,553
Cash, cash equivalents and restricted cash at end of period	$1,731	$1,520	$1,338
Supplemental disclosure of cash flow information
Interest received during the period	$10,092	$6,135	$3,977
Interest paid during the period	2,691	429	139
Income taxes paid during the period	452	488	314
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	23	31	9
Additions to right-of-use assets under operating leases	134	138	58
Loans held for sale transferred to loans held for investment	—	—	330
Acquisition of bank and bank holding company:
Common stock issued	—	8,286	—
Common stock awards converted	—	105	—
Fair value of:
Assets acquired (noncash)	—	63,757	—
Liabilities assumed	—	55,499	—
Preferred stock converted	—	261	—

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
2021
Balance — January 1, 2021	$1,250	$80	$1	$6,617	$13,444	$(62)	$(5,143)	$16,187
Total comprehensive income	—	—	—	—	1,859	(65)	—	1,794
Preferred stock cash dividends	—	—	—	—	(73)	—	—	(73)
Issuance of Series I preferred stock	500	—	—	(5)	—	—	—	495
Stock-based compensation transactions, net	—	—	—	23	(1)	—	61	83
Common stock cash dividends — $4.50 per share	—	—	—	—	(583)	—	—	(583)
Balance — December 31, 2021	1,750	80	1	6,635	14,646	(127)	(5,082)	17,903
2022
Total comprehensive income	—	—	—	—	1,992	(663)	—	1,329
Acquisition of People's United Financial, Inc.:
Common stock issued	—	10	—	3,256	—	—	5,020	8,286
Common stock awards converted	—	—	—	105	—	—	—	105
Conversion of Series H preferred stock	261	—	—	—	—	—	—	261
Preferred stock cash dividends	—	—	—	—	(97)	—	—	(97)
Purchases of treasury stock	—	—	—	—	—	—	(1,800)	(1,800)
Stock-based compensation transactions, net	—	—	—	6	(1)	—	112	117
Common stock cash dividends — $4.80 per share	—	—	—	—	(786)	—	—	(786)
Balance — December 31, 2022	2,011	90	1	10,002	15,754	(790)	(1,750)	25,318
2023
Total comprehensive income	—	—	—	—	2,741	331	—	3,072
Preferred stock cash dividends	—	—	—	—	(100)	—	—	(100)
Purchases of treasury stock	—	—	—	—	—	—	(600)	(600)
Stock-based compensation transactions, net	—	—	—	18	(2)	—	120	136
Common stock cash dividends — $5.20 per share	—	—	—	—	(869)	—	—	(869)
Balance — December 31, 2023	$2,011	$90	$1	$10,020	$17,524	$(459)	$(2,230)	$26,957

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Notes to Financial Statements

1. Significant accounting policies

M&T is a BHC headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, mortgage banking, trust, asset management and other financial services. Banking activities are largely focused on consumers residing in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia, and the District of Columbia and on small and medium-size businesses based in those areas. Certain subsidiaries also conduct activities in other areas.

The accounting and reporting policies of the Company are in accordance with GAAP and general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

At December 31, 2023, the Company reclassified the substantial majority of its loans secured by commercial real estate that were considered owner-occupied to commercial and industrial loans to reflect the variation in the management and underlying risk profile of such loans as compared with investor-owned commercial real estate loans. Also in the fourth quarter of 2023, the Company began presenting "professional and other services" as an individual component of "other expense" while combining the presentation of "printing, postage and supplies" into "other costs of operations" within the Consolidated Statement of Income. Prior periods were reclassified to conform to the current presentation. As further described in note 23, in the fourth quarter of 2023 the Company completed modifications to its management reporting system to conform its internal profitability reporting with certain organizational changes that resulted in the realignment of its business operations into three reportable segments: Commercial Bank, Retail Bank and Institutional Services and Wealth Management. Prior period reportable segment results disclosed in note 23 have been presented in conformity with the new segment reporting structure.

The Company's significant accounting policies are as follows:

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

Trading account

Financial instruments used for trading purposes are stated at fair value. Realized gains and losses and unrealized changes in fair value of financial instruments utilized in trading activities are included in “trading account and other non-hedging derivative gains” in the Consolidated Statement of Income.

Investment securities

Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities are classified as available for sale and stated at estimated fair value with unrealized changes in fair value included in “accumulated other comprehensive income (loss), net.” Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income.

Investments in equity securities having readily determinable fair values are stated at fair value and unrealized changes in fair value are included in earnings. Investments in equity securities that do not have readily determinable fair values are stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Other equity securities include stock of the FRB of New York and the FHLB of New York.

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

Loans and leases

The Company’s accounting methods for loans depend on whether the loans were originated or acquired by the Company.

Originated loans and leases

Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Net deferred fees have been included in unearned discount as a reduction of loans outstanding. Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or when principal or interest is delinquent 90 days. Certain loans greater than 90 days delinquent continue to accrue interest if they are well-secured and in the process of collection. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and generally continue to accrue interest. Interest received on loans placed on nonaccrual status is generally applied to reduce the carrying value of the loan or, if principal is considered fully collectable, recognized as interest income. Nonaccrual commercial and industrial loans and commercial real estate loans are returned to accrual status when borrowers have demonstrated an ability to repay their loans and there are no delinquent principal and interest payments. Loans secured by residential real estate are returned to accrual status when they are deemed to have an insignificant delay in payments of 90 days or less. Consumer loans not secured by residential real estate are returned to accrual status when all past due principal and interest payments have been paid by the borrower. Loan balances are charged-off when it becomes evident that such balances are not fully collectable. For commercial and industrial loans and commercial real estate loans, charge-offs are recognized after an assessment by credit personnel of the capacity and willingness of the borrower to repay, the estimated value of any collateral, and any other potential sources of repayment. A charge-off is recognized when, after such assessment, it becomes evident that the loan balance is not fully collectable. For loans secured by residential real estate, the excess of the loan balances over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Consumer loans are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral.

During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include payment deferrals and interest rate reductions but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. On January 1, 2023, the Company adopted amended guidance that eliminated the accounting guidance for troubled debt restructurings while expanding disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination. Prior to January 1, 2023, if the borrower was experiencing financial difficulty such that the Company did not expect to collect the contractual cash flows owed under the original loan agreement and a concession in loan terms was granted, the Company considered the loan modification as a troubled debt restructuring and such loans were classified as either nonaccrual or renegotiated loans.

Commitments to sell real estate loans are utilized by the Company to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale recorded in the Consolidated Balance Sheet includes changes in estimated fair value during the hedge period, typically from the date of close through the sale date. Valuation adjustments made on these loans and commitments are included in “mortgage banking revenues” in the Consolidated Statement of Income.

Acquired loans and leases

Expected credit losses for PCD loans are initially recognized as an allowance for credit losses and are added to the purchase price to determine the amortized cost basis of the loans. Any non-credit discount or premium resulting from acquiring such loans is recognized as an adjustment to interest income over the remaining lives of the loans. Subsequent changes in the amount of expected credit losses on such loans are recognized in the allowance for credit losses in the same manner as originated loans. For all other acquired loans, the difference between the fair value and outstanding principal balance of the loans is recognized as an adjustment to interest income over the lives of those loans. Those loans are then accounted for in a manner that is similar to originated loans.

Allowance for credit losses

The allowance for credit losses is deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are included in “accrued interest and other assets” in the Consolidated Balance Sheet. An in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a mortgage loan upon either (i) the creditor obtaining legal title to the real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Upon acquisition of assets taken in satisfaction of a defaulted loan, the excess of the remaining loan balance over the asset’s estimated fair value less costs to sell is charged-off against the allowance for credit losses. Subsequent declines in value of the assets are recognized as “other costs of operations” in the Consolidated Statement of Income.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets.

Capitalized servicing rights

Capitalized servicing assets are included in “accrued interest and other assets” in the Consolidated Balance Sheet. Separately recognized servicing assets are initially measured at fair value. The Company uses the amortization method to subsequently measure servicing assets. Under that method, capitalized servicing assets are charged to expense in proportion to and over the period of estimated net servicing income.

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

Securitization structures and other financial vehicles oftentimes require the use of special-purpose trusts that are considered variable interest entities. A variable interest entity is included in the consolidated financial statements if the Company has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to that entity. The recognition or de-recognition in the Company’s consolidated financial statements of assets and liabilities held by variable interest entities is subject to the interpretation and application of complex accounting pronouncements or interpretations that require management to estimate and assess the relative significance of the Company’s financial interests in those entities and the degree to which the Company can influence the most important activities of the entities.

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

The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Commitments to originate real estate loans to be held for sale and commitments to sell real estate loans are generally recorded in the Consolidated Balance Sheet at estimated fair value. Valuation adjustments made on these commitments are included in “mortgage banking revenues” in the Consolidated Statement of Income.

Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements, that do not satisfy the hedge accounting requirements are recorded at fair value and are generally classified as other assets or other liabilities with resultant changes in fair value being recognized in “trading account and other non-hedging derivative gains” in the Consolidated Statement of Income.

Revenue from contracts with customers

A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, mortgage banking revenues, trading account and other non-hedging derivative gains, investment securities gains, loan and letter of credit fees, income from bank-owned life insurance, and certain other revenues that are generally excluded from the scope of accounting guidance for revenue from contracts with customers. For other noninterest income revenue streams, the Company generally recognizes the expected amount of consideration as revenue when the performance obligations related to the services under the terms of a contract are satisfied. The Company’s contracts generally do not contain terms that necessitate significant judgment to determine the amount of revenue to recognize.

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

(Dollars in millions)
Consideration:
Common stock issued (50,325,004 shares)	$8,286
Common stock awards converted	105
Cash	2
Total consideration	8,393

Net assets acquired:
Identifiable assets:
Cash and due from banks	396
Interest-bearing deposits at banks	9,193
Investment securities	11,575
Loans and leases	35,841
Core deposit and other intangible assets	261
Other assets	2,979
Total identifiable assets acquired	60,245
Liabilities and preferred stock:
Deposits	52,968
Borrowings	1,389
Other liabilities	1,142
Total liabilities assumed	55,499
Preferred stock	261
Total liabilities and preferred stock	55,760
Net assets acquired	4,485
Goodwill	$3,908

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

(Dollars in millions)	PCD		Non-PCD
Unpaid principal balance	$3,411	(a)	$32,896
Allowance for credit losses at acquisition	(99)	(a)	—
Other discount	(107)		(260)	(b)
Fair value	$3,205		$32,636

(a)
The unpaid principal balance and allowance for credit losses at acquisition is net of charge-offs of $33 million recognized on the PCD loans.
(b)
Includes approximately $242 million of principal balances not expected to be collected.

In connection with the acquisition, the Company recorded approximately $3.9 billion of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, and $261 million of core deposit and other intangible assets. The core deposit and other intangible assets are being amortized over periods of three to seven years. Information regarding the allocation of goodwill to the Company’s reportable segments, as well as the carrying amounts and amortization of core deposit and other intangible assets, is provided in note 8.

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

	Pro forma (Unaudited)
(Dollars in millions)	2022	2021
Total revenues (a)	$8,631	$8,076
Net income	2,158	2,391

(a)
Represents the total of net interest income and other income.

In connection with the People’s United acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services, temporary help fees and other costs associated with actual or planned systems conversions and/or integration of operations and the introduction of the Company to its new customers; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former People’s United employees); and other costs of completing the transaction and commencing operations in new markets and offices. The Company did not incur any People's United merger-related expenses during 2023. A summary of merger-related expenses included in the Consolidated Statement of Income in 2022 and 2021 follows.

(Dollars in millions)	2022	2021
Salaries and employee benefits	$102	$—
Equipment and net occupancy	7	—
Outside data processing software	5	1
Professional and other services	72	37
Advertising and marketing	9	1
Other cost of operations	143	5
Other expense	$338	$44

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

Divestitures

On April 29, 2023, Wilmington Trust, N.A., a wholly owned subsidiary of M&T, sold its CIT business to a private equity firm. The transaction resulted in a pre-tax gain of $225 million ($157 million after-tax effect) that has been included in "other revenues from operations" in the Consolidated Statement of Income for the year ended December 31, 2023. Prior to the sale, the CIT business contributed $60 million, $165 million and $151 million to trust income in 2023, 2022 and 2021, respectively. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in any of those years.

On October 31, 2022, M&T Bank sold MTIA, a wholly owned insurance agency subsidiary of M&T Bank, to Arthur J. Gallagher & Co. The Company recognized a pre-tax gain on the sale of $136 million ($98 million after-tax effect) that has been included in "other revenue from operations" in the Consolidated Statement of Income for the year ended December 31, 2022. MTIA had assets of $18 million and shareholders' equity of $6 million at the time of the divestiture. Prior to the sale, MTIA recorded revenues of $34 million in 2022 and $37 million in 2021. After considering expenses, the results of operations from MTIA were not material to the Company's consolidated results of operations in each of 2022 and 2021.

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,818	$—	$113	$7,705
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	425	—	9	416
Residential	2,272	—	118	2,154
Other debt securities	176	—	11	165
	10,691	—	251	10,440
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,005	—	31	974
Obligations of states and political subdivisions	2,501	—	67	2,434
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,033	—	130	1,903
Residential	9,747	4	802	8,949
Privately issued	42	9	5	46
Other debt securities	2	—	—	2
	15,330	13	1,035	14,308
Total debt securities	$26,021	$13	$1,286	$24,748
Equity and other securities:
Readily marketable equity — at fair value	$266	$5	$3	$268
Other — at cost	859	—	—	859
Total equity and other securities	$1,125	$5	$3	$1,127

December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,914	$—	$243	$7,671
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	595	—	21	574
Residential	2,501	—	171	2,330
Other debt securities	183	1	10	174
	11,193	1	445	10,749
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,054	—	46	1,008
Obligations of states and political subdivisions	2,577	—	117	2,460
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	912	—	103	809
Residential	8,935	1	891	8,045
Privately issued	50	9	8	51
Other debt securities	2	—	—	2
	13,530	10	1,165	12,375
Total debt securities	$24,723	$11	$1,610	$23,124
Equity and other securities:
Readily marketable equity — at fair value	$153	$2	$4	$151
Other — at cost	781	—	—	781
Total equity and other securities	$934	$2	$4	$932

No investment in securities of a single non-U.S. Government, government agency or government guaranteed issuer exceeded ten percent of shareholders’ equity at December 31, 2023.

As of December 31, 2023, the latest available investment ratings of all obligations of states and political subdivisions, privately issued mortgage-backed securities and other debt securities were:

			Average Credit Rating of Fair Value Amount
(Dollars in millions)	Amortized Cost	Estimated Fair Value	A or Better	BBB	BB	B or Less	Not Rated
Obligations of states and political subdivisions	$2,501	$2,434	$2,426	$1	$—	$—	$7
Privately issued mortgage- backed securities	42	46	—	—	—	1	45
Other debt securities	178	167	8	73	31	—	55

There were no significant gross realized gains or losses from sales of investment securities in 2023, 2022 or 2021.

At December 31, 2023, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Estimated Fair Value
Debt securities available for sale:
Due in one year or less	$5,023	$4,970
Due after one year through five years	2,921	2,856
Due after five years through ten years	50	44
Due after ten years	—	—
	7,994	7,870
Mortgage-backed securities	2,697	2,570
	$10,691	$10,440
Debt securities held to maturity:
Due in one year or less	$15	$14
Due after one year through five years	1,179	1,147
Due after five years through ten years	1,351	1,327
Due after ten years	963	922
	3,508	3,410
Mortgage-backed securities	11,822	10,898
	$15,330	$14,308

A summary of investment securities that as of December 31, 2023 and 2022 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$229	$1	$7,474	$112
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	74	1	330	8
Residential	151	2	1,959	116
Other debt securities	6	—	154	11
	460	4	9,917	247
Investment securities held to maturity:
U.S. Treasury and federal agencies	50	—	924	31
Obligations of states and political subdivisions	218	3	2,172	64
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	328	9	1,575	121
Residential	955	11	7,139	791
Privately issued	—	—	34	5
	1,551	23	11,844	1,012
Total	$2,011	$27	$21,761	$1,259

December 31, 2022
Investment securities available for sale:
U.S. Treasury and federal agencies	$6,707	$184	$842	$59
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	574	21	—	—
Residential	2,296	169	29	2
Other debt securities	93	4	73	6
	9,670	378	944	67
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,008	46	—	—
Obligations of states and political subdivisions	2,449	117	—	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	809	103	—	—
Residential	6,293	619	1,319	272
Privately issued	—	—	36	8
	10,559	885	1,355	280
Total	$20,229	$1,263	$2,299	$347

The Company owned 4,022 individual debt securities with aggregate gross unrealized losses of $1.3 billion at December 31, 2023. Based on a review of each of the securities in the investment securities portfolio at December 31, 2023, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2023, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.

At December 31, 2023, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $859 million of cost method investment securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at December 31, 2023 or December 31, 2022.

At December 31, 2023 and 2022, investment securities with carrying values of $8.2 billion (including $393 million related to repurchase transactions) and $7.9 billion (including $567 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits as described in note 9.

4. Loans and leases

Total loans and leases outstanding were comprised of the following:

	December 31,
(Dollars in millions)	2023	2022
Loans:
Commercial and industrial	$55,000	$49,775
Commercial real estate	33,065	35,364
Residential real estate	23,277	23,774
Consumer	20,780	20,579
Total loans	132,122	129,492
Leases:
Commercial	2,814	2,582
Total loans and leases	134,936	132,074
Less: unearned discount	(868)	(510)
Total loans and leases, net of unearned discount	$134,068	$131,564

One-to-four family residential mortgage loans held for sale were $190 million at December 31, 2023 and $32 million at December 31, 2022. Commercial real estate loans held for sale were $189 million at December 31, 2023 and $131 million at December 31, 2022.

The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $39 million and $41 million at December 31, 2023 and 2022, respectively. There were $170 million and $201 million at December 31, 2023 and 2022, respectively, in loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at December 31, 2023, approximately 35% were government guaranteed.

Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $116 million and $102 million at December 31, 2023 and 2022, respectively. During 2023, new borrowings by such persons amounted to $49 million (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from individuals ceasing to be directors or officers) were $35 million.

At December 31, 2023, approximately $13.4 billion of commercial and industrial loans, including leases, $16.4 billion of commercial real estate loans, $18.8 billion of one-to-four family residential real estate loans, $2.6 billion of home equity loans and lines of credit and $11.0 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York as described in note 9. Additionally, at December 31, 2023, approximately $599 million of equipment finance loans and leases remain in a special purpose trust as collateral for certain asset-backed notes issued by M&T Bank in August 2023 as further described in notes 9 and 20.

A summary of current, past due and nonaccrual loans as of December 31, 2023 and 2022 follows:

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
December 31, 2023
Commercial and industrial	$56,091	$238	$11	$670	$57,010
Real estate:
Commercial	24,072	311	25	869	25,277
Residential builder and developer	1,065	5	—	3	1,073
Other commercial construction	6,322	159	1	171	6,653
Residential	21,080	763	295	215	22,353
Residential — limited documentation	825	31	—	55	911
Consumer:
Home equity lines and loans	4,528	40	—	81	4,649
Recreational finance	9,935	87	—	36	10,058
Automobile	3,918	60	—	14	3,992
Other	2,003	30	7	52	2,092
Total	$129,839	$1,724	$339	$2,166	$134,068

December 31, 2022
Commercial and industrial	$50,842	$498	$76	$504	$51,920
Real estate:
Commercial	25,113	261	65	1,240	26,679
Residential builder and developer	1,305	9	—	1	1,315
Other commercial construction	6,937	240	—	125	7,302
Residential	21,492	596	345	272	22,705
Residential — limited documentation	951	22	—	78	1,051
Consumer:
Home equity lines and loans	4,891	31	—	85	5,007
Recreational finance	8,974	55	—	45	9,074
Automobile	4,393	44	—	40	4,477
Other	1,957	23	5	49	2,034
Total	$126,855	$1,779	$491	$2,439	$131,564

Loan modifications

During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include payment deferrals and interest rate reductions but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. On January 1, 2023, the Company adopted amended guidance that eliminated the accounting guidance for troubled debt restructurings while expanding disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination.

The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	Amortized cost at December 31, 2023
(Dollars in millions)	Payment Deferral	Interest Rate Reduction	Other	Combination of Modification Types (a)	Total (b) (c)	Percent of Total Loan Class
Year Ended December 31, 2023
Commercial and industrial	$179	$18	$—	$1	$198	.35%
Real estate:
Commercial	610	—	—	41	651	2.57
Residential builder and developer	71	—	—	—	71	6.63
Other commercial construction	480	—	—	8	488	7.34
Residential	160	—	—	5	165	.74
Residential — limited documentation	11	—	—	1	12	1.25
Consumer:
Home equity lines and loans	—	—	—	1	1	.03
Recreational finance	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,511	$18	$—	$57	$1,586	1.18%

(a)
Predominantly payment deferrals combined with interest rate reductions.
(b)
Includes approximately $124 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans).
(c)
Excludes unfunded commitments to extend credit totaling $128 million.

The financial effects of the modifications for the year ended December 31, 2023 include an increase in the weighted-average remaining term for commercial and industrial loans of 1.3 years, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 1.1 years and for residential real estate loans, of 10.6 years.

Modified loans to borrowers experiencing financial difficulty are subject to the allowance for credit losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and industrial and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. The following table summarizes the payment status, at December 31, 2023, of loans that were modified during 2023.

	Payment status at December 31, 2023 (amortized cost)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (a)	Total
Year Ended December 31, 2023
Commercial and industrial	$182	$7	$9	$198
Real estate:
Commercial	618	21	12	651
Residential builder and developer	71	—	—	71
Other commercial construction	440	48	—	488
Residential (b)	93	45	27	165
Residential — limited documentation	9	2	1	12
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,414	$123	$49	$1,586

(a)
Predominantly loan modifications with payment deferrals.
(b)
Includes loans guaranteed by government-related entities classified as 30-89 days past due of $40 million and as past due 90 days or more of $24 million.

Prior to January 1, 2023, if a borrower was experiencing financial difficulty such that the Company did not expect to collect the contractual cash flows owed under the original loan agreement and a concession in loan terms was granted, the Company considered the loan modification as a troubled debt restructuring. The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the years ended December 31, 2022 and 2021. The table is not comparative to the preceding table. The Company no longer designates modified loans as a troubled debt restructuring in conjunction with the adoption of amended accounting guidance on January 1, 2023.

			Post-modification (a)
(Dollars in millions)	Number	Pre- modification Recorded Investment	Principal Deferral	Interest Rate Reduction	Other	Combination of Concession Types	Total
Year Ended December 31, 2022
Commercial and industrial	231	$98	$58	$—	$3	$37	$98
Real estate:
Commercial	12	25	9	—	—	16	25
Residential builder and developer	1	—	—	—	—	—	—
Other commercial construction	1	—	—	—	—	—	—
Residential	274	71	55	—	—	20	75
Residential — limited documentation	8	1	1	—	—	—	1
Consumer:
Home equity lines and loans	144	10	9	—	—	1	10
Recreational finance	729	28	28	—	—	—	28
Automobile	2,092	42	42	—	—	—	42
Other	149	1	1	—	—	—	1
Total	3,641	$276	$203	$—	$3	$74	$280

Year Ended December 31, 2021
Commercial and industrial	348	$205	$58	$—	$45	$99	$202
Real estate:
Commercial	35	184	57	—	27	98	182
Residential builder and developer	1	—	—	—	—	—	—
Other commercial construction	3	—	—	—	—	—	—
Residential	373	108	95	—	—	13	108
Residential — limited documentation	21	3	3	—	—	—	3
Consumer:
Home equity lines and loans	89	6	6	—	—	—	6
Recreational finance	281	10	10	—	—	—	10
Automobile	807	15	15	—	—	—	15
Other	362	3	3	—	—	—	3
Total	2,320	$534	$247	$—	$72	$210	$529

(a)
Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages. The present value of interest rate concessions, discounted at the effective rate of the original loan, was not material.

The Company’s loan and lease portfolio includes commercial lease financing receivables for construction and industrial equipment and machinery, railroad cars, commercial trucks and trailers, and aircraft. Certain leases contain payment schedules that are tied to variable interest rate indices. In general, early termination options are provided if the lessee is not in default, returns the leased equipment and pays an early termination fee. Additionally, options to purchase the underlying asset by the lessee are generally at the fair market value of the equipment. A summary of lease financing receivables follows.

	December 31,
(Dollars in millions)	2023	2022
Commercial leases:
Financing:
Lease payments receivable	$2,431	$2,175
Estimated residual value of leased assets	274	262
Unearned income	(248)	(145)
Investment in financing leases	2,457	2,292
Leveraged:
Lease payments receivable	57	71
Estimated residual value of leased assets	52	74
Unearned income	(15)	(22)
Investment in leveraged leases	94	123
Total investment in leases	$2,551	$2,415
Deferred taxes payable arising from leveraged leases	$36	$52

Included within the estimated residual value of leased assets at December 31, 2023 and 2022 were $96 million and $93 million, respectively, in residual value associated with financing leases that are guaranteed by the lessees or others.

At December 31, 2023, the minimum future lease payments to be received from lease financings were as follows:

(Dollars in millions)
Year ending December 31:
2024	$823
2025	677
2026	468
2027	290
2028	136
Later years	94
$2,488

5. Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolios by type. Changes in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Commercial	Real Estate
(Dollars in millions)	and industrial	Commercial	Residential	Consumer	Total
2023
Beginning balance	$568	$611	$115	$631	$1,925
Provision for credit losses	132	394	4	115	645
Net charge-offs:
Charge-offs	(132)	(253)	(10)	(175)	(570)
Recoveries	52	12	7	58	129
Net charge-offs	(80)	(241)	(3)	(117)	(441)
Ending balance	$620	$764	$116	$629	$2,129

2022
Beginning balance	$335	$506	$72	$556	$1,469
Allowance on acquired PCD loans	48	49	2	—	99
Provision for credit losses (a)	244	93	43	137	517
Net charge-offs:
Charge-offs (b)	(119)	(60)	(12)	(112)	(303)
Recoveries	60	23	10	50	143
Net charge-offs	(59)	(37)	(2)	(62)	(160)
Ending balance	$568	$611	$115	$631	$1,925

2021
Beginning balance	$469	$607	$104	$556	$1,736
Provision for credit losses	(58)	(25)	(30)	38	(75)
Net charge-offs:
Charge-offs	(124)	(100)	(11)	(103)	(338)
Recoveries	48	24	9	65	146
Net charge-offs	(76)	(76)	(2)	(38)	(192)
Ending balance	$335	$506	$72	$556	$1,469

________________________________________________

(a)
Includes $242 million related to non-PCD acquired loans recorded on April 1, 2022.
(b)
For the year ended December 31, 2022, net charge-offs do not reflect $33 million of charge-offs related to PCD loans acquired on April 1, 2022.

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of December 31, 2023, 2022 and 2021, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, product expansions into new markets, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.

The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the

Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial and industrial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of classifying the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.

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

Changes in the amount of the allowance for credit losses reflect the outcome of the procedures described herein, including the impact of changes in macroeconomic forecasts as compared with previous forecasts, as well as the impact of portfolio concentrations, imprecision in economic forecast, geopolitical conditions and other risk factors that might influence the loss estimation process.

The Company's reserve for off-balance sheet credit exposures was not material at December 31, 2023 and December 31, 2022.

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the years ended December 31, 2023, 2022 and 2021 follows.

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
(Dollars in millions)	December 31, 2023			January 1, 2023	Year Ended December 31, 2023
Commercial and industrial	$397	$273	$670	$504	$22
Real estate:
Commercial	288	581	869	1,240	29
Residential builder and developer	3	—	3	1	—
Other commercial construction	71	100	171	125	2
Residential	81	134	215	272	15
Residential — limited documentation	19	36	55	78	2
Consumer:
Home equity lines and loans	42	39	81	85	7
Recreational finance	24	12	36	45	1
Automobile	9	5	14	40	—
Other	52	—	52	49	—
Total	$986	$1,180	$2,166	$2,439	$78

(Dollars in millions)	December 31, 2022			January 1, 2022	Year Ended December 31, 2022
Commercial and industrial	$212	$292	$504	$371	$26
Real estate:
Commercial	366	874	1,240	919	14
Residential builder and developer	1	—	1	3	2
Other commercial construction	59	66	125	111	4
Residential	147	125	272	356	25
Residential — limited documentation	48	30	78	123	1
Consumer:
Home equity lines and loans	43	42	85	70	4
Recreational finance	37	8	45	28	1
Automobile	35	5	40	34	—
Other	49	—	49	45	—
Total	$997	$1,442	$2,439	$2,060	$77

(Dollars in millions)	December 31, 2021			January 1, 2021	Year Ended December 31, 2021
Commercial and industrial	$153	$218	$371	$433	$23
Real estate:
Commercial	199	720	919	650	5
Residential builder and developer	1	2	3	1	1
Other commercial construction	30	81	111	114	1
Residential	198	158	356	366	24
Residential — limited documentation	80	43	123	147	—
Consumer:
Home equity lines and loans	32	38	70	79	4
Recreational finance	22	6	28	26	1
Automobile	29	5	34	39	—
Other	45	—	45	38	—
Total	$789	$1,271	$2,060	$1,893	$59

The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are classified as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be classified as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. Factors considered in assigning loan grades include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information. The Company’s policy is that, at least annually, updated financial information be obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s centralized credit risk department reviews all criticized commercial and industrial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.

The following table summarizes the loan grades applied at December 31, 2023 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
Commercial and industrial:
Loan grades:
Pass	$8,689	$8,087	$4,800	$2,248	$2,169	$4,843	$22,345	$70	$53,251
Criticized accrual	292	279	277	142	127	481	1,460	31	3,089
Criticized nonaccrual	29	68	56	75	36	150	243	13	670
Total commercial and industrial	$9,010	$8,434	$5,133	$2,465	$2,332	$5,474	$24,048	$114	$57,010
Gross charge-offs year ended December 31, 2023	$10	$45	$18	$13	$10	$19	$17	$—	$132
Real estate:
Commercial:
Loan grades:
Pass	$2,048	$1,742	$1,367	$2,011	$3,059	$8,491	$440	$—	$19,158
Criticized accrual	227	891	465	456	966	2,238	7	—	5,250
Criticized nonaccrual	—	46	3	113	93	611	3	—	869
Total commercial real estate	$2,275	$2,679	$1,835	$2,580	$4,118	$11,340	$450	$—	$25,277
Gross charge-offs year ended December 31, 2023	$—	$—	$—	$—	$112	$129	$—	$—	$241
Residential builder and developer:
Loan grades:
Pass	$530	$252	$41	$6	$2	$12	$116	$—	$959
Criticized accrual	1	18	30	—	59	—	3	—	111
Criticized nonaccrual	—	—	3	—	—	—	—	—	3
Total residential builder and developer	$531	$270	$74	$6	$61	$12	$119	$—	$1,073
Gross charge-offs year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$2	$—	$2
Other commercial construction:
Loan grades:
Pass	$813	$1,366	$651	$373	$646	$187	$30	$—	$4,066
Criticized accrual	53	391	390	691	565	326	—	—	2,416
Criticized nonaccrual	—	14	10	46	50	49	2	—	171
Total other commercial construction	$866	$1,771	$1,051	$1,110	$1,261	$562	$32	$—	$6,653
Gross charge-offs year ended December 31, 2023	$—	$—	$—	$—	$3	$7	$—	$—	$10

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at December 31, 2023 for the various classes of the Company’s residential real estate loans and consumer loans by origination year is as follows:

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Loans	Loans	Total
Residential:
Current	$1,726	$4,709	$3,732	$2,543	$1,215	$7,060	$95	$—	$21,080
30-89 days past due	18	120	88	52	28	457	—	—	763
Accruing loans past due 90 days or more	1	30	28	17	14	205	—	—	295
Nonaccrual	1	17	10	3	4	179	1	—	215
Total residential	$1,746	$4,876	$3,858	$2,615	$1,261	$7,901	$96	$—	$22,353
Gross charge-offs year ended December 31, 2023	$—	$—	$1	$—	$3	$4	$—	$—	$8
Residential - limited documentation:
Current	$—	$—	$—	$—	$—	$825	$—	$—	$825
30-89 days past due	—	—	—	—	—	31	—	—	31
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	55	—	—	55
Total residential - limited documentation	$—	$—	$—	$—	$—	$911	$—	$—	$911
Gross charge-offs year ended December 31, 2023	$—	$—	$—	$—	$—	$2	$—	$—	$2
Consumer:
Home equity lines and loans:
Current	$—	$—	$2	$2	$13	$98	$3,022	$1,391	$4,528
30-89 days past due	—	—	—	—	—	3	—	37	40
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	5	3	73	81
Total home equity lines and loans	$—	$—	$2	$2	$13	$106	$3,025	$1,501	$4,649
Gross charge-offs year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$1	$5	$6
Recreational finance:
Current	$2,653	$2,338	$1,857	$1,286	$781	$1,020	$—	$—	$9,935
30-89 days past due	11	16	19	14	11	16	—	—	87
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	3	5	8	6	5	9	—	—	36
Total recreational finance	$2,667	$2,359	$1,884	$1,306	$797	$1,045	$—	$—	$10,058
Gross charge-offs year ended December 31, 2023	$4	$13	$14	$12	$9	$16	$—	$—	$68
Automobile:
Current	$1,063	$1,096	$1,047	$427	$198	$87	$—	$—	$3,918
30-89 days past due	8	15	17	9	6	5	—	—	60
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	3	3	2	2	2	—	—	14
Total automobile	$1,073	$1,114	$1,067	$438	$206	$94	$—	$—	$3,992
Gross charge-offs year ended December 31, 2023	$2	$6	$7	$3	$2	$3	$—	$—	$23
Other:
Current	$250	$176	$118	$33	$13	$18	$1,392	$3	$2,003
30-89 days past due	3	3	2	—	—	1	20	1	30
Accruing loans past due 90 days or more	—	—	—	—	—	—	7	—	7
Nonaccrual	2	1	1	—	—	—	48	—	52
Total other	$255	$180	$121	$33	$13	$19	$1,467	$4	$2,092
Gross charge-offs year ended December 31, 2023	$18	$17	$7	$3	$3	$10	$20	$—	$78

Total loans and leases at December 31, 2023	$18,423	$21,683	$15,025	$10,555	$10,062	$27,464	$29,237	$1,619	$134,068
Total gross charge-offs for the year ended December 31, 2023	$34	$81	$47	$31	$142	$190	$40	$5	$570

The following table summarizes the loan grades applied at December 31, 2022 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
Commercial and industrial:
Loan grades:
Pass	$10,217	$6,582	$3,110	$2,989	$1,752	$4,615	$19,794	$41	$49,100
Criticized accrual	259	237	234	170	98	527	774	17	2,316
Criticized nonaccrual	21	55	67	51	55	147	101	7	504
Total commercial and industrial	$10,497	$6,874	$3,411	$3,210	$1,905	$5,289	$20,669	$65	$51,920

Real estate:
Commercial:
Loan grades:
Pass	$2,493	$1,752	$2,303	$3,365	$2,359	$8,262	$521	$—	$21,055
Criticized accrual	314	449	424	635	910	1,610	42	—	4,384
Criticized nonaccrual	9	19	155	282	151	601	23	—	1,240
Total commercial real estate	$2,816	$2,220	$2,882	$4,282	$3,420	$10,473	$586	$—	$26,679

Residential builder and developer:
Loan grades:
Pass	$682	$230	$11	$22	$13	$10	$150	$—	$1,118
Criticized accrual	3	28	10	109	15	—	31	—	196
Criticized nonaccrual	—	1	—	—	—	—	—	—	1
Total residential builder and developer	$685	$259	$21	$131	$28	$10	$181	$—	$1,315

Other commercial construction:
Loan grades:
Pass	$1,033	$1,080	$1,226	$1,186	$367	$296	$16	$—	$5,204
Criticized accrual	38	145	321	1,025	299	145	—	—	1,973
Criticized nonaccrual	—	10	44	36	11	22	2	—	125
Total other commercial construction	$1,071	$1,235	$1,591	$2,247	$677	$463	$18	$—	$7,302

A summary of loans in accrual and nonaccrual status at December 31, 2022 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
Residential:
Current	$5,071	$4,002	$2,717	$1,393	$754	$7,524	$31	$—	$21,492
30-89 days past due	60	51	40	22	23	399	1	—	596
Accruing loans past due 90 days or more	12	40	20	14	14	245	—	—	345
Nonaccrual	6	11	3	10	5	231	6	—	272
Total residential	$5,149	$4,104	$2,780	$1,439	$796	$8,399	$38	$—	$22,705

Residential - limited documentation:
Current	$—	$—	$—	$—	$—	$951	$—	$—	$951
30-89 days past due	—	—	—	—	—	22	—	—	22
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	78	—	—	78
Total residential - limited documentation	$—	$—	$—	$—	$—	$1,051	$—	$—	$1,051

Consumer:
Home equity lines and loans:
Current	$1	$2	$2	$15	$23	$97	$3,264	$1,487	$4,891
30-89 days past due	—	—	—	—	1	2	—	28	31
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	1	—	6	3	75	85
Total home equity lines and loans	$1	$2	$2	$16	$24	$105	$3,267	$1,590	$5,007

Recreational finance:
Current	$2,842	$2,281	$1,588	$964	$487	$812	$—	$—	$8,974
30-89 days past due	9	10	12	8	5	11	—	—	55
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	3	7	9	8	6	12	—	—	45
Total recreational finance	$2,854	$2,298	$1,609	$980	$498	$835	$—	$—	$9,074

Automobile:
Current	$1,491	$1,558	$703	$379	$167	$95	$—	$—	$4,393
30-89 days past due	7	13	7	7	6	4	—	—	44
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	11	7	8	6	6	—	—	40
Total automobile	$1,500	$1,582	$717	$394	$179	$105	$—	$—	$4,477

Other:
Current	$274	$173	$58	$39	$8	$23	$1,374	$8	$1,957
30-89 days past due	4	1	—	—	—	1	16	1	23
Accruing loans past due 90 days or more	—	—	—	—	—	—	5	—	5
Nonaccrual	3	1	—	—	—	—	45	—	49
Total other	$281	$175	$58	$39	$8	$24	$1,440	$9	$2,034

Total loans and leases at December 31, 2022	$24,854	$18,749	$13,071	$12,738	$7,535	$26,754	$26,199	$1,664	$131,564

6. Premises and equipment

The detail of premises and equipment was as follows:

	December 31,
(Dollars in millions)	2023	2022
Land	$148	$149
Buildings	685	654
Leasehold improvements	413	387
Furniture and equipment	1,097	1,004
	2,343	2,194
Less: accumulated depreciation and amortization	1,220	1,156
Right-of-use assets — operating leases	616	616
Premises and equipment, net	$1,739	$1,654

The right-of-use assets and lease liabilities relate to banking offices and other space occupied by the Company and use of certain equipment under noncancelable operating lease agreements. As of December 31, 2023 and 2022, the Company recognized $717 million and $709 million respectively, of operating lease liabilities as a component of “accrued interest and other liabilities” in the Consolidated Balance Sheet. In calculating the present value of lease payments, the Company utilized its incremental secured borrowing rate based on lease term.

The Company’s noncancelable operating lease agreements expire at various dates over the next 18 years. Real estate leases generally consist of fixed monthly rental payments with certain leases containing escalation clauses. Any variable lease payments or payments for nonlease components are recognized in the Consolidated Statement of Income as a component of “equipment and net occupancy” expense based on actual costs incurred. Some leases contain lessee options to extend the term. Those options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

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

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Lease cost
Operating lease cost	$154	$139	$102
Short-term lease cost	—	8	—
Variable lease cost	4	4	4
Total lease cost	$158	$151	$106

Other information
Right-of-use assets:
Obtained in exchange for new operating lease liabilities	$134	$138	$58
Acquired in business combination	—	226	—
Cash paid toward lease liabilities	158	143	107
Weighted-average remaining lease term	7 years	7 years	6 years
Weighted-average discount rate	3.37%	2.97%	2.51%

Minimum lease payments under noncancelable operating leases are summarized in the following table.

(Dollars in millions)
Year ending December 31:
2024	$162
2025	145
2026	122
2027	101
2028	75
Later years	208
Total lease payments	813
Less: imputed interest	96
Total	$717

All other operating leasing activities were not material to the Company’s consolidated results of operations. Minimum lease payments required under finance leases are not material.

7. Capitalized servicing assets

Changes in capitalized servicing assets were as follows:

	Year Ended December 31,
	Residential Mortgage Loans			Commercial Mortgage Loans
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Beginning balance	$194	$241	$231	$126	$133	$134
Originations	13	7	66	27	24	33
Purchases	350	—	—	—	—	—
Acquired in business combination	—	12	—	—	—	—
Amortization	(101)	(66)	(56)	(30)	(31)	(34)
	456	194	241	123	126	133
Valuation allowance	—	—	(24)	—	—	—
Ending balance, net	$456	$194	$217	$123	$126	$133

	Residential Mortgage Loans		Commercial Mortgage Loans
(Dollars in millions)	2023	2022	2023	2022
Balances at period end
Loans serviced for others	$40,021	$22,365	$24,157	$22,166
Loans sub-serviced for others	115,321	96,027	3,873	3,841
Total loans serviced for others	$155,342	$118,392	$28,030	$26,007

During 2023, the Company completed a $350 million bulk purchase of residential mortgage loan servicing rights associated with $19.5 billion of residential real estate loans. In conjunction with the acquisition of People's United on April 1, 2022, the Company acquired servicing rights for residential real estate loans that had outstanding principal balances at that date of $1.1 billion. The fair value of such servicing rights at that date was $12 million.

The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $611 million at December 31, 2023 and $336 million at December 31, 2022. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 11.45% and 12.29% at December 31, 2023 and 2022, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2023 and 2022, the discount rate represented a weighted-average OAS of 790 basis points over market implied forward SOFR and 881 basis points over market implied forward LIBOR, respectively. The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $193 million at December 31, 2023 and $156 million at December 31, 2022. A weighted-average discount rate of 14.43% was used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2023. Estimated servicing revenues and expenses used to value such servicing rights considered historical payment performance trends and current market interest rates. In general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loans. The Company's ability to realize the carrying value of capitalized commercial mortgage servicing rights is more dependent on the borrowers' abilities to repay the underlying loans than it is on prepayments. An 18% discount rate was used to estimate the value at December 31, 2022.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2023 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

(Dollars in millions)	Residential	Commercial
Weighted-average prepayment speeds	6.93%
Impact on fair value of 10% adverse change	$(16)
Impact on fair value of 20% adverse change	(31)
Weighted-average OAS	7.90%
Impact on fair value of 10% adverse change	$(18)
Impact on fair value of 20% adverse change	(35)
Weighted-average discount rate		14.43%
Impact on fair value of 10% adverse change		$(6)
Impact on fair value of 20% adverse change		(12)

8. Goodwill and other intangible assets

The Company does not amortize goodwill, however, core deposit and other intangible assets are amortized over the estimated life of each respective asset. A summary of total amortizing intangible assets follows.

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023
Core deposit	$218	$90	$128
Other	43	24	19
Total	$261	$114	$147
December 31, 2022
Core deposit	$218	$41	$177
Other	43	11	32
Total	$261	$52	$209

Amortization of core deposit and other intangible assets was generally computed using accelerated methods over original amortization periods of three to seven years. The weighted-average original amortization period was approximately six years. Amortization expense for core deposit and other intangible assets was $62 million, $56 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense in future years for such intangible assets is as follows:

(Dollars in millions)
Year ending December 31:
2024	$53
2025	38
2026	27
2027	18
2028	9
Later years	2
$147

The Company completed its annual goodwill impairment test as of October 1, 2023. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. There were no changes to the goodwill assigned to any business reporting unit as a result of the realignment of the Company's business operations into three reportable segments in the fourth quarter of 2023 as described in note 23. To test for goodwill impairment at the evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation date were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment test, the Company concluded that the amount of recorded goodwill was not impaired at the testing date. The Company was not aware of any events occurring in the fourth quarter of 2023 that more likely than not would have resulted in an impairment of recorded goodwill at December 31, 2023.

A summary of goodwill assigned to each of the Company’s reportable segments as of December 31, 2023 and 2022 for purposes of testing for impairment is as follows:

	December 31,	2023	December 31,
(Dollars in millions)	2022	Transactions (a)	2023
Commercial Bank	$5,076	$—	$5,076
Retail Bank	3,089	—	3,089
Institutional Services & Wealth Management	325	(25)	300
All Other	—	—	—
Total	$8,490	$(25)	$8,465

(a)
The decrease in Institutional Services & Wealth Management represents goodwill allocated to the CIT business sold in April 2023. Further information regarding that transaction is provided in note 2.

9. Borrowings

The amounts and interest rates of short-term borrowings were as follows:

(Dollars in millions)	Repurchase Agreements	FHLB Advances	Total
At December 31, 2023
Amount outstanding	$316	$5,000	$5,316
Weighted-average interest rate	3.26%	5.35%	5.23%
At December 31, 2022
Amount outstanding	$355	$3,200	$3,555
Weighted-average interest rate	1.01%	4.59%	4.24%

Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. All outstanding short-term borrowings at December 31, 2023 are set to mature in the first quarter of 2024.

At December 31, 2023, M&T Bank had borrowing facilities available with the FHLB of New York whereby M&T Bank could borrow up to approximately $16.8 billion. Additionally, M&T Bank had an available line of credit with the FRB of New York totaling approximately $17.1 billion at December 31, 2023. Outstanding borrowings on such facilities totaled $5.0 billion at December 31, 2023. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

	December 31,
(Dollars in millions)	2023	2022
Senior notes of M&T:
Variable rate due 2023	$—	$250
3.55% due 2023	—	494
4.55% fixed/variable due 2028	484	477
7.41% fixed/variable due 2029	1,028	—
5.05% fixed/variable due 2034	970	—
Senior notes of M&T Bank:
2.90% due 2025	750	750
5.40% due 2025	499	499
4.65% due 2026	1,296	—
4.70% due 2028	1,196	—
Subordinated notes of M&T:
5.75% due 2024	76	77
Subordinated notes of M&T Bank:
4.00% due 2024	401	404
3.40% due 2027	472	463
Junior subordinated debentures of M&T associated with preferred capital securities:
Fixed rates:
BSB Capital Trust I — 8.125%, due 2028	16	16
Provident Trust I — 8.29%, due 2028	32	31
Southern Financial Statutory Trust I — 10.60%, due 2030	7	7
Variable rates:
First Maryland Capital I — due 2027	150	150
First Maryland Capital II — due 2027	153	152
Allfirst Asset Trust — due 2029	98	97
BSB Capital Trust III — due 2033	15	15
Provident Statutory Trust III — due 2033	60	59
Southern Financial Capital Trust III — due 2033	9	9
Asset-backed notes	474	—
Other	15	15
	$8,201	$3,965

The variable rate senior notes of M&T were repaid in 2023 and paid interest quarterly at a rate that was indexed to the three-month LIBOR. The contractual interest rate was 5.00% at December 31, 2022.

The Junior Subordinated Debentures are held by various trusts and were issued in connection with the issuance by those trusts of Preferred Capital Securities and Common Securities. The proceeds from the issuances of the Preferred Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Preferred Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve’s risk-based capital guidelines, the Preferred Capital Securities qualify for inclusion in Tier 2 regulatory capital. The variable rate Junior Subordinated Debentures pay interest quarterly at rates that are indexed to the three-month SOFR. Those rates ranged from 6.49% to 9.01% at December 31, 2023 and from 5.08% to 7.69% at December 31, 2022. The weighted-average variable rates payable on those Junior Subordinated Debentures were 7.07% at December 31, 2023 and 5.66% at December 31, 2022.

Holders of the Preferred Capital Securities receive preferential cumulative cash distributions unless M&T exercises its right to extend the payment of interest on the Junior Subordinated Debentures as allowed by the terms of each such debenture, in which case payment of distributions on the respective Preferred Capital Securities will be deferred for comparable periods. During an extended interest period, M&T may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. In general, the agreements governing the Preferred Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Preferred Capital Securities. The obligations under such guarantee and the Preferred Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T.

The Preferred Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the trusts. The Preferred Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates (ranging from 2027 to 2033) of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events set forth in the indentures relating to the Preferred Capital Securities, and in whole or in part at any time after an optional redemption prior to contractual maturity contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part, subject to possible regulatory approval.

In August 2023, a subsidiary of M&T Bank issued asset-backed notes secured by equipment finance loans and leases. A total of $550 million of such notes, representing the senior-most notes in the securitization, were purchased by third parties. At December 31, 2023, the outstanding asset-backed notes totaled $474 million and had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 5.89%. Further information about this financing transaction is provided in note 20.

Long-term borrowings at December 31, 2023 mature as follows:

(Dollars in millions)
Year ending December 31:
2024	$527
2025	1,251
2026	1,297
2027	775
2028	1,728
Later years	2,623
$8,201

10. Shareholders’ equity

M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. Issued and outstanding preferred stock of M&T at each of December 31, 2023 and 2022 is presented below:

(Dollars in millions)	Shares Issued and Outstanding	Carrying Value
Series E (a)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $1,000 liquidation preference per share	350,000	$350
Series F (b)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	500
Series G (c)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	40,000	400
Series H (d)
Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock $25 liquidation preference per share	10,000,000	261
Series I (e)
Fixed-Rate Reset Non-cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	500

(a)
Dividends, if declared, are paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter will be paid quarterly at a rate of the three-month SOFR plus 387 basis points. The shares are redeemable in whole or in part on or after February 15, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $64.50 in each of 2023, 2022 and 2021.
(b)
Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR plus 378 basis points. The shares are redeemable in whole or in part on or after November 1, 2026. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $512.50 in each of 2023, 2022 and 2021.
(c)
Dividends, if declared, are paid semi-annually at a rate of 5.0% through July 31, 2024 and thereafter will be paid semi-annually at a rate of the five-year U.S. Treasury rate plus 3.174%. The shares are redeemable in whole or in part on or after August 1, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Declared dividends per share were $500.00 in each of 2023, 2022 and 2021.
(d)
Dividends, if declared, are paid quarterly at a rate of 5.625% through December 14, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR plus 428 basis points. The shares are redeemable in whole or in part on or after April 1, 2027. Notwithstanding M&T's option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Dividends declared per share were $1.4063 in 2023 and $1.0547 in 2022.
(e)
Dividends, if declared, are paid semi-annually at a rate of 3.5% through August 31, 2026 and thereafter will be paid semi-annually at a rate of the five-year U.S. Treasury rate plus 2.679%. The shares are redeemable in whole or in part on or after September 1, 2026. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Dividends declared per share were $350.00 in 2023, $356.806 in 2022 and $94.306 in 2021.

11. Revenue from contracts with customers

The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At December 31, 2023 and 2022, the Company had $68 million and $74 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in “accrued interest and other assets” in the Consolidated Balance Sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At December 31, 2023 and 2022, the Company had deferred revenue of $54 million and $48 million, respectively, related to the sources in the accompanying tables recorded in “accrued interest and other liabilities” in the Consolidated Balance Sheet. The following tables summarize sources of the Company’s noninterest income during 2023, 2022 and 2021 that are subject to the revenue recognition guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Year Ended December 31, 2023
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$144	$330	$1	$475
Trust income	2	—	678	680
Brokerage services income	6	—	96	102
Other revenues from operations:
Merchant discount and credit card interchange fees	77	84	—	161
Other	28	30	8	66
	$257	$444	$783	$1,484

Year Ended December 31, 2022
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$130	$317	$—	$447
Trust income	—	—	741	741
Brokerage services income	5	—	83	88
Other revenues from operations:
Merchant discount and credit card interchange fees	73	86	—	159
Other	24	28	38	90
	$232	$431	$862	$1,525

Year Ended December 31, 2021
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$115	$287	$—	$402
Trust income	—	—	645	645
Brokerage services income	2	—	61	63
Other revenues from operations:
Merchant discount and credit card interchange fees	58	73	—	131
Other	13	30	40	83
	$188	$390	$746	$1,324

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

Trust income includes revenues from a variety of trustee, agency, investment, cash management and administrative services, asset management, fiduciary services, and family office services. Trust fees may be billed in arrears or in advance and are recognized as revenue as the Company’s performance obligations are satisfied. Certain fees are based on a percentage of assets invested or under management and are recognized as the service is performed and constraints regarding the uncertainty of the amount of fees are resolved.

Brokerage services income includes revenues from the sale of mutual funds and annuities and securities brokerage fees. Such revenues are generally recognized at the time of transaction execution. Mutual fund and other distribution fees are recognized upon initial placement of customer funds as well as in future periods as such customers continue to hold amounts in those mutual funds.

Other revenues from operations include merchant discount and credit card interchange fees that are generally recognized when the cardholder’s transaction is approved and settled. Also included in other revenues from operations are insurance commissions, ATM surcharge fees, and advisory and other fees. Insurance commissions are recognized at the time the insurance policy is executed with the customer. Insurance renewal commissions are recognized upon subsequent renewal of the policy. ATM surcharge fees are included in revenue at the time of the respective ATM transaction. Advisory and other fees are generally recognized when the Company has satisfied its service obligation.

12. Stock-based compensation plans

Stock-based compensation expense was $118 million in 2023, $111 million in 2022 and $85 million in 2021. The Company recognized income tax benefits related to stock-based compensation of $24 million in 2023, $26 million in 2022 and $16 million in 2021.

The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and restricted stock units, including performance-based awards. At December 31, 2023 and 2022, respectively, there were 4,218,093 and 1,650,696 shares available for future grant under the Company’s equity incentive compensation plan.

Stock awards

Stock awards granted to employees are comprised of restricted stock and restricted stock units. Stock awards generally vest over three years. The Company may issue shares from treasury stock to the extent available or issue new shares. There were no restricted shares issued in 2023, 2022 or 2021. The number of restricted stock units issued was 752,534 in 2023, 548,926 in 2022 and 636,956 in 2021, with a weighted-average grant date fair value of $116 million, $93 million and $84 million, respectively. Unrecognized compensation expense associated with restricted stock and restricted stock units, inclusive of those awards assumed in the acquisition of People's United, was $42 million as of December 31, 2023 and is expected to be recognized over a weighted-average period of approximately one year.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price
Unvested at January 1, 2023	1,167,582	$156.23	75,006	$164.65
Granted	752,534	153.86	—	—
Vested	(543,987)	156.97	(35,777)	164.66
Cancelled	(45,851)	159.73	(7,514)	164.66
Unvested at December 31, 2023	1,330,278	$154.46	31,715	$164.63

Stock option awards

Stock options granted to employees generally vest over three years and are exercisable over terms not exceeding ten years and one day. The Company granted 179,551, 138,825 and 178,441 stock options in 2023, 2022 and 2021, respectively. The weighted-average grant date fair value of options granted was $9 million in 2023, $6 million in 2022 and $5 million in 2021. The Company used an option pricing model to estimate the grant date present value of stock options granted.

A summary of stock option activity follows:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Life (In Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2023	2,340,062	$148.78
Granted	179,551	156.00
Exercised	(262,837)	122.45
Expired	(58,112)	155.87
Outstanding at December 31, 2023	2,198,664	$152.33	5.6	$6
Exercisable at December 31, 2023	1,807,515	$151.67	5.0	$5

For 2023, 2022 and 2021 M&T received $32 million, $37 million and $305 thousand, respectively, in cash from the exercise of stock options. The intrinsic value of stock options exercised and the related tax benefit realized by the Company were not material in any of those three years. As of December 31, 2023, the amount of unrecognized compensation cost related to non-vested stock options was not material. The total grant date fair value of stock options vested during 2023, 2022 and 2021 was not material. Upon the exercise of stock options, the Company may issue shares from treasury stock to the extent available or issue new shares.

Stock purchase plan

The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. In connection with the employee stock purchase plan, shares of M&T common stock issued were 90,575 in 2023, 75,232 in 2022 and 95,147 in 2021. As of December 31, 2023, there were 1,972,627 shares available for issuance under the plan. M&T received cash for shares purchased through the employee stock purchase plan of $13 million in 2023 and $11 million in each of 2022 and 2021. Compensation expense recognized for the stock purchase plan was not material in 2023, 2022 or 2021.

Deferred bonus plan

The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. The deferred bonus plan was frozen effective January 1, 2010 and did not allow any additional deferrals after that date. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 10,238 and 11,725 at December 31, 2023 and 2022, respectively. The obligation to issue shares is included in “common stock issuable” in the Consolidated Balance Sheet.

Directors’ stock compensation programs

The Company maintains compensation programs for members of the Company’s boards of directors and its regional director advisory councils that provides for a portion of their compensation to be received in shares or restricted stock units. In 2023 and 2022, 27,027 and 22,068 shares, respectively, were granted under such programs.

Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors' compensation plans. Shares of common stock issuable under such plans were 1,979 and 2,306 at December 31, 2023 and 2022, respectively. The obligation to issue shares is included in “common stock issuable” in the Consolidated Balance Sheet.

13. Pension plans and other postretirement benefits

The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.

Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Service cost	$11	$18	$20
Interest cost on benefit obligation	115	82	62
Expected return on plan assets	(201)	(188)	(143)
Amortization of prior service cost	—	1	1
Recognized net actuarial (gain) loss	(2)	20	89
Net periodic pension (benefit) cost	$(77)	$(67)	$29

Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Service cost	$2	$3	$1
Interest cost on benefit obligation	3	2	1
Amortization of prior service credit	(2)	(3)	(5)
Recognized net actuarial gain	(3)	(1)	(1)
Net other postretirement (benefit) cost	$—	$1	$(4)

Service cost is reflected in salaries and employee benefits expense. The other components of net periodic benefit costs are reflected in other costs of operations.

Prior to 2022, net actuarial losses were generally amortized over the average remaining service periods of active participants in the Company’s qualified defined benefit pension plan. If all or substantially all of the plan’s participants are inactive, GAAP provides for the average remaining life expectancy of the participants to be used instead of average remaining service period in determining such amortization. Substantially all of the participants in the Company’s qualified defined benefit pension plan were inactive and beginning in 2022 the average remaining life expectancy is now utilized prospectively to amortize the net unrecognized losses. The change increased the amortization period by approximately sixteen years and reduced the amount of amortization of unrecognized losses recorded for the year ended December 31, 2022 from what would have been recorded without such change in amortization period by $36 million.

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$2,379	$2,420	$60	$52
Service cost	11	18	2	3
Interest cost	115	82	3	2
Plan participants’ contributions	—	—	1	2
Actuarial (gain) loss	13	(636)	(5)	(22)
Plan amendment	—	—	—	13
Business combinations	—	633	—	15
Medicare Part D reimbursement	—	—	—	1
Benefits paid	(149)	(138)	(4)	(6)
Benefit obligation at end of year	2,369	2,379	57	60
Change in plan assets:
Fair value of plan assets at beginning of year	2,942	2,596	—	—
Actual return on plan assets	334	(386)	—	—
Employer contributions	18	14	3	3
Business combinations	—	856	—	—
Plan participants’ contributions	—	—	1	2
Medicare Part D reimbursement	—	—	—	1
Benefits paid	(149)	(138)	(4)	(6)
Fair value of plan assets at end of year	3,145	2,942	—	—
Funded status	$776	$563	$(57)	$(60)
Prepaid asset recognized in the Consolidated Balance Sheet	$922	$715	$—	$—
Accrued liability recognized in the Consolidated Balance Sheet	(146)	(152)	(57)	(60)
Net accrued asset (liability) recognized in the Consolidated Balance Sheet	$776	$563	$(57)	$(60)
Amounts recognized in accumulated other comprehensive income were:
Net loss (gain)	$191	$309	$(37)	$(35)
Net prior service cost (credit)	—	—	1	(1)
Pre-tax adjustment to accumulated other comprehensive income	191	309	(36)	(36)
Taxes	(49)	(80)	9	9
Net adjustment to accumulated other comprehensive income	$142	$229	$(27)	$(27)

The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $146 million as of December 31, 2023 and $152 million as of December 31, 2022. The accumulated benefit obligation for all defined benefit pension plans was $2.4 billion at each of December 31, 2023 and 2022.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. Amortization of net gains and losses is included in annual net periodic benefit expense if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the benefit obligation or the market-related fair value of the plan assets. As indicated in the preceding table, as of December 31, 2023 the Company recorded a minimum liability adjustment of $155 million ($191 million related to pension plans and ($36 million) related to other postretirement benefits) with a corresponding reduction of shareholders’ equity, net of applicable deferred taxes, of $115 million. In aggregate, the benefit plans realized a net gain during 2023 that resulted in a decrease to the minimum liability adjustment from that which was recorded at December 31, 2022 of $118 million. The net gain in 2023 was mainly the result of a return on plan assets that was greater than the assumed expected return. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

(Dollars in millions)	Pension Plans	Other Postretirement Benefit Plans	Total
2023
Net gain	$(120)	$(5)	$(125)
Amortization of prior service credit	—	2	2
Amortization of actuarial gain	2	3	5
Total recognized in other comprehensive income, pre-tax	$(118)	$—	$(118)
2022
Net gain	$(62)	$(22)	$(84)
Net prior service cost	—	13	13
Amortization of prior service (cost) credit	(1)	3	2
Amortization of actuarial (loss) gain	(20)	2	(18)
Total recognized in other comprehensive income, pre-tax	$(83)	$(4)	$(87)

Assumptions

The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Discount rate	5.00%	5.00%	5.00%	5.00%
Rate of increase in future compensation levels	3.32	3.33	—	—

The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.00%	2.75%	2.50%	5.00%	2.75%	2.50%
Long-term rate of return on plan assets	6.25	6.25	6.25	—	—	—
Rate of increase in future compensation levels	3.33	3.35	3.37	—	—	—

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

The Company’s defined benefit pension plan is sensitive to the long-term rate of return on plan assets and the discount rate. To demonstrate the sensitivity of the net periodic pension benefit for 2023 to changes in these assumptions, with all other assumptions held constant, 25 basis point increases in: the rate of return on plan assets would have resulted in an increase in pension benefit of approximately $8 million; and the discount rate would have resulted in a decrease in pension benefit of approximately $1 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. Additionally, an increase of 25 basis points in the discount rate would have decreased the benefit obligation by $62 million and a decrease of 25 basis points in the discount rate would have increased the benefit obligation by $65 million at December 31, 2023.

For measurement of other postretirement benefits, a 6.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2023. The rate was assumed to decrease to 5.00% over seven years.

Plan assets

The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places an emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 25 to 60 percent equity securities, 10 to 65 percent debt securities, and 5 to 60 percent money-market investments/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Assets are managed by a combination of internal and external investment managers. Equity securities may include investments in domestic and international equities through individual securities, mutual funds and exchange-traded funds. Debt securities may include investments in corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies and U.S. Treasury securities through individual securities and mutual funds. Additionally, the Company’s defined benefit pension plan held $668 million (21% of total assets) of real estate funds, private investments, hedge funds and other investments at December 31, 2023. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2023. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2023 and 2022, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2023
(Dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Money-market investments	$65	$41	$24	$—
Equity securities:
M&T	112	112	—	—
Domestic (a)	512	512	—	—
International (b)	17	17	—	—
Mutual funds:
Domestic (a)	307	307	—	—
International (b)	501	501	—	—
	1,449	1,449	—	—
Debt securities:
Corporate (c)	227	—	227	—
Government	276	—	276	—
International	6	—	6	—
Mutual funds:
Domestic (d)	450	450	—	—
	959	450	509	—
Other:
Diversified mutual fund	110	110	—	—
Real estate partnerships	29	7	—	22
Private equity / debt	235	—	—	235
Hedge funds	285	107	—	178
Guaranteed deposit fund	9	—	—	9
	668	224	—	444
Total (e)	$3,141	$2,164	$533	$444

	Fair Value Measurement of Plan Assets At December 31, 2022
(Dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Money-market investments	$90	$52	$38	$—
Equity securities:
M&T	118	118	—	—
Domestic (a)	450	450	—	—
International (b)	19	19	—	—
Mutual funds:
Domestic (a)	279	279	—	—
International (b)	477	477	—	—
	1,343	1,343	—	—
Debt securities:
Corporate (c)	200	—	200	—
Government	236	—	236	—
International	15	—	15	—
Mutual funds:
Domestic (d)	422	422	—	—
	873	422	451	—
Other:
Diversified mutual fund	108	108	—	—
Real estate partnerships	27	7	—	20
Private equity / debt	211	—	—	211
Hedge funds	276	109	—	167
Guaranteed deposit fund	10	—	—	10
	632	224	—	408
Total (e)	$2,938	$2,041	$489	$408

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
(d)
Approximately 73% of the mutual funds were invested in investment grade bonds and 27% in high-yielding bonds at each of December 31, 2023 and 2022. The holdings within the funds were spread across diverse industries.
(e)
Excludes dividends and interest receivable totaling $4 million at each of December 31, 2023 and 2022.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2023 were as follows:

(Dollars in millions)	Balance – January 1, 2023	Net Purchases (Sales)	Realized/ Unrealized Gains (Losses)	Balance – December 31, 2023
Real estate partnerships	$20	$2	$—	$22
Private equity/debt	211	12	12	235
Hedge funds	167	—	11	178
Guaranteed deposit fund	10	—	(1)	9
Total	$408	$14	$22	$444

The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets and the present value of benefit obligations of the plan. The Company is not required to make contributions to the qualified defined benefit plan in 2024, however, subject to the impact of actual events and circumstances that may occur in 2024, the Company may make contributions, but the amount of any such contributions has not been determined. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $18 million and $14 million in 2023 and 2022, respectively. Payments made by the Company for postretirement benefits were $3 million in each of 2023 and 2022. Payments for supplemental pension and other postretirement benefits for 2024 are not expected to differ from those made in 2023 by an amount that will be material to the Company’s consolidated financial position.

Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Year ending December 31:
2024	$150	$4
2025	154	4
2026	157	4
2027	160	4
2028	164	4
2029 through 2033	838	19

The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Company contributions to the plan are discretionary for participants for which eligibility occurred after January 1, 2020. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2023, 2022 and 2021 associated with the defined contribution pension plan was $56 million, $45 million and $40 million, respectively.

The Company has a retirement savings plan that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The retirement savings plan provides for employer matching contributions of 100% of an employee's qualified compensation up to 5%. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the retirement savings plan totaled $96 million, $84 million and $63 million in 2023, 2022 and 2021, respectively.
14. Income taxes

The components of income tax expense were as follows:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Current:
Federal	$580	$367	$332
State and local	228	143	85
Total current	808	510	417
Deferred:
Federal	(64)	(18)	72
State and local	(33)	(12)	15
Total deferred	(97)	(30)	87
Amortization of investments in qualified affordable housing projects	167	140	92
Total income taxes applicable to pre-tax income	$878	$620	$596

The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2023, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $137 million. No actions are planned that would cause this reserve to become wholly or partially taxable.

Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Income taxes at statutory federal income tax rate	$760	$548	$516
Increase (decrease) in taxes:
Tax-exempt income	(51)	(37)	(21)
State and local income taxes, net of federal income tax effect	161	110	101
Qualified affordable housing project tax benefits, net	(26)	(22)	(15)
Other	34	21	15
	$878	$620	$596

Deferred tax assets (liabilities) were comprised of the following at December 31:

(Dollars in millions)	2023	2022	2021
Losses on loans and other assets	$686	$641	$396
Operating lease liabilities	182	183	110
Postretirement and other employee benefits	47	—	32
Incentive and other compensation plans	30	34	25
Unrealized losses	64	115	—
Interest on loans	42	54	—
Losses on cash flow hedges	52	87	—
Stock-based compensation	54	51	33
Other	153	81	52
Gross deferred tax assets	1,310	1,246	648
Right-of-use assets and other leasing transactions	(336)	(367)	(249)
Unrealized gains	—	—	(27)
Retirement benefits	(198)	(88)	(46)
Capitalized servicing rights	(38)	(51)	(53)
Postretirement and other employee benefits	—	(29)	—
Depreciation and amortization	(157)	(155)	(93)
Interest on loans	—	—	(7)
Gains on cash flow hedges	—	—	(23)
Other	(59)	(69)	(88)
Gross deferred tax liabilities	(788)	(759)	(586)
Net deferred tax asset	$522	$487	$62

The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

The income tax credits shown in the statement of income of M&T in note 26 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(Dollars in millions)	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
Gross unrecognized tax benefits at January 1, 2021	$49	$8	$56
Increases as a result of tax positions taken in prior years	—	3	3
Decreases as a result of tax positions taken in prior years	(11)	(3)	(14)
Gross unrecognized tax benefits at December 31, 2021	38	8	45
Increases as a result of tax positions taken in prior years	—	3	3
Unrecognized tax benefits assumed in a business combination	3	1	5
Decreases as a result of tax positions taken in prior years	(11)	(4)	(15)
Gross unrecognized tax benefits at December 31, 2022	30	8	38
Increases as a result of tax positions taken in prior years	5	1	6
Decreases as a result of tax positions taken in prior years	(13)	(3)	(16)
Gross unrecognized tax benefits at December 31, 2023	$22	$6	$28
Less: Federal, state and local income tax benefits			(6)
Net unrecognized tax benefits at December 31, 2023 that, if recognized, would impact the effective income tax rate			$22

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the Consolidated Statement of Income. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the

Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Examinations by the Internal Revenue Service of the Company’s federal income tax returns have been largely concluded through 2021, although under statute the income tax returns from 2020 through 2022 could be adjusted. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2014. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

15. Earnings per common share

The computations of basic earnings per common share follow:

	Year Ended December 31,
(Dollars in millions, except per share, shares in thousands)	2023	2022	2021
Income available to common shareholders:
Net income	$2,741	$1,992	$1,859
Less: Preferred stock dividends	(100)	(97)	(73)
Net income available to common equity	2,641	1,895	1,786
Less: Income attributable to unvested stock-based compensation awards	(5)	(4)	(9)
Net income available to common shareholders	$2,636	$1,891	$1,777
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,662	163,489	129,539
Less: Unvested stock-based compensation awards	(301)	(315)	(890)
Weighted-average shares outstanding	166,361	163,174	128,649

Basic earnings per common share	$15.85	$11.59	$13.81

The computations of diluted earnings per common share follow:

	Year Ended December 31,
(Dollars in millions, except per share, shares in thousands)	2023	2022	2021
Net income available to common equity	$2,641	$1,895	$1,786
Less: Income attributable to unvested stock-based compensation awards	(5)	(4)	(9)
Net income available to common shareholders	$2,636	$1,891	$1,777
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,662	163,489	129,539
Less: Unvested stock-based compensation awards	(301)	(315)	(890)
Plus: Incremental shares from assumed conversion of stock-based compensation awards and warrants to purchase common stock	641	856	163
Adjusted weighted-average shares outstanding	167,002	164,030	128,812

Diluted earnings per common share	$15.79	$11.53	$13.80

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

Stock-based compensation awards to purchase common stock of M&T representing common shares of 1,834,000 in 2023, 453,000 in 2022 and 461,000 in 2021 were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

16. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Defined Benefit	Cash Flow Hedges and	Total Amount		Income
(Dollars in millions)	Securities	Plans	Other	Before Tax		Tax	Net
Balance — January 1, 2023	$(444)	$(273)	$(349)	$(1,066)		$276	$(790)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	193	—	—	193		(51)	142
Foreign currency translation adjustment	—	—	5	5		(1)	4
Unrealized losses on cash flow hedges	—	—	(116)	(116)		30	(86)
Current year benefit plans gains	—	125	—	125		(33)	92
Total other comprehensive income (loss) before reclassifications	193	125	(111)	207		(55)	152
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	—	250	250	(a)	(66)	184
Amortization of prior service credit	—	(2)	—	(2)	(b)	1	(1)
Amortization of actuarial gains	—	(5)	—	(5)	(b)	1	(4)
Total other comprehensive income (loss)	193	118	139	450		(119)	331
Balance — December 31, 2023	$(251)	$(155)	$(210)	$(616)		$157	$(459)

Balance — January 1, 2022	$105	$(360)	$84	$(171)		$44	$(127)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(551)	—	—	(551)		143	(408)
Foreign currency translation adjustment	—	—	(8)	(8)		2	(6)
Unrealized losses on cash flow hedges	—	—	(461)	(461)		119	(342)
Current year benefit plans gains	—	71	—	71		(18)	53
Total other comprehensive income (loss) before reclassifications	(551)	71	(469)	(949)		246	(703)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	2	—	—	2	(a)	(1)	1
Net yield adjustment from cash flow hedges currently in effect	—	—	36	36	(a)	(9)	27
Amortization of prior service credit	—	(2)	—	(2)	(b)	—	(2)
Amortization of actuarial losses	—	18	—	18	(b)	(4)	14
Total other comprehensive income (loss)	(549)	87	(433)	(895)		232	(663)
Balance — December 31, 2022	$(444)	$(273)	$(349)	$(1,066)		$276	$(790)

	Investment	Defined Benefit	Cash Flow Hedges and	Total Amount		Income
(Dollars in millions)	Securities	Plans	Other	Before Tax		Tax	Net
Balance — January 1, 2021	$196	$(650)	$370	$(84)		$22	$(62)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(95)	—	—	(95)		25	(70)
Foreign currency translation adjustment	—	—	(1)	(1)		—	(1)
Unrealized losses on cash flow hedges	—	—	(32)	(32)		8	(24)
Current year benefit plans gains	—	206	—	206		(54)	152
Total other comprehensive income (loss) before reclassifications	(95)	206	(33)	78		(21)	57
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	4	—	—	4	(a)	(1)	3
Net yield adjustment from cash flow hedges currently in effect	—	—	(253)	(253)	(a)	66	(187)
Amortization of prior service credit	—	(4)	—	(4)	(b)	1	(3)
Amortization of actuarial losses	—	88	—	88	(b)	(23)	65
Total other comprehensive income (loss)	(91)	290	(286)	(87)		22	(65)
Balance — December 31, 2021	$105	$(360)	$84	$(171)		$44	$(127)

(a)
Included in interest income.
(b)
Included in other costs of operations.

Accumulated other comprehensive income (loss), net consisted of the following:

(Dollars in millions)	Investment Securities	Defined Benefit Plans	Cash Flow Hedges and Other	Total
Balance at January 1, 2021	$145	$(481)	$274	$(62)
Net gain (loss) during 2021	(67)	214	(212)	(65)
Balance at December 31, 2021	78	(267)	62	(127)
Net gain (loss) during 2022	(407)	65	(321)	(663)
Balance at December 31, 2022	(329)	(202)	(259)	(790)
Net gain during 2023	142	87	102	331
Balance at December 31, 2023	$(187)	$(115)	$(157)	$(459)

17. Other income and other expense

The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either "other revenues from operations" or "other costs of operations" in the Consolidated Statement of Income:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Other revenues from operations:
Gain on divestiture of CIT	$225
Credit-related fee income	151	$130	$91
Gain on divestiture of MTIA		136
Credit card interchange fee income			70
Merchant discount fee income			61
Other costs of operations:
Amortization of capitalized mortgage servicing rights	131	97	90
Charitable contributions		178

18. International activities

The Company engages in limited international activities including certain trust-related services in Europe, foreign currency transactions associated with customer activity, providing credit to support the international activities of domestic companies, holding certain loans to foreign borrowers and, prior to June 2021, collecting Eurodollar deposits for a Cayman Islands office. Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues. International assets included $303 million and $319 million of loans to foreign borrowers at December 31, 2023 and 2022, respectively. Deposits at M&T Bank’s office in Ontario, Canada were $28 million at December 31, 2023 and $34 million at December 31, 2022. Revenues from providing international trust-related services were approximately $42 million in 2023, $36 million in 2022 and $38 million in 2021.

19. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of December 31, 2023.

The net effect of interest rate swap agreements was to decrease net interest income by $302 million in 2023 and $26 million in 2022 and to increase net interest income by $287 million in 2021.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the interest rate swap agreements were intended to hedge follows:

		Average	Weighted-		Estimated
	Notional	Maturity	Average Rate		Fair Value
(Dollars in millions)	Amount	(In years)	Fixed	Variable	Gain (Loss) (a)
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings (b) (c)	$3,000	5.8	3.45%	5.62%	$(1)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (d)	23,977	1.7	3.45	5.36	11
Total	$26,977	2.2			$10
December 31, 2022
Fair value hedges:
Fixed rate long-term borrowings (b)	$1,500	3.3	2.98%	4.52%	$(1)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (e)	15,900	1.4	1.91	4.38	(7)
Total	$17,400	1.6			$(8)

(a)
Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $43 million at December 31, 2023 and a net settlement of losses of $65 million at December 31, 2022. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $214 million at December 31, 2023 and a net settlement of losses of $330 million at December 31, 2022.
(b)
Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)
Includes notional amount and terms of $1.0 billion of forward-starting interest rate swap agreements that become effective in 2025.
(d)
Includes notional amount and terms of $9.0 billion of forward-starting interest rate swap agreements that become effective in 2024.
(e)
Includes notional amount and terms of $4.7 billion of forward-starting interest rate swap agreements that became effective in 2023.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2023 mature as follows:

(Dollars in millions)
Year ending December 31:
2024	$3,158
2025	10,369
2026	10,450
2027	1,000
2028	1,000
2033	1,000
$26,977

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

Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $44.4 billion and $45.1 billion at December 31, 2023 and 2022, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $1.5 billion and $1.7 billion at December 31, 2023 and 2022, respectively.

Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	December 31,	December 31,	December 31,	December 31,
(Dollars in millions)	2023	2022	2023	2022
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$12	$1	$2	$9
Commitments to sell real estate loans	6	3	8	—
	18	4	10	9
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	15	—	32	46
Commitments to sell real estate loans	35	51	3	—
	50	51	35	46
Other:
Interest rate contracts (b)	237	356	879	1,278
Foreign exchange and other option and futures contracts	19	24	19	22
	256	380	898	1,300
Total derivatives	$324	$435	$943	$1,355

(a)
Asset derivatives are reported in "accrued interest and other assets" and liability derivatives are reported in "accrued interest and other liabilities".
(b)
The impact of variation margin payments at December 31, 2023 and 2022 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $783 million and $1.1 billion, respectively, and in a liability position of $32 million and $29 million, respectively.

	Amount of Gain (Loss) Recognized
	Year ended December 31,
	2023		2022		2021
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$22	$(21)	$(109)	$109	$(59)	$58
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$31		$28		$12
Foreign exchange and other option and futures contracts (b)	15		14		9
Total	$46		$42		$21

(a)
Reported as an adjustment to "interest expense" in the Consolidated Statement of Income.
(b)
Reported as "trading account and other non-hedging derivative gains" in the Consolidated Statement of Income.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$2,954	$1,434	$(44)	$(65)

The amount of interest income recognized in the Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $250 million for 2023 and a decrease of $36 million for 2022. As of December 31, 2023, the unrealized loss recognized in other comprehensive income related to cash flow hedges was $203 million, of which losses of $5 million and $211 million and gains of $13 million relate to interest rate swap agreements maturing in 2024, 2025 and 2026, respectively.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, and the related collateral posted, was not material at each of December 31, 2023 and 2022. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on December 31, 2023 was not material.

The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $179 million and $314 million at December 31, 2023 and 2022, respectively. Counterparties posted collateral relating to those positions of $179 million and $312 million at December 31, 2023 and 2022, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $129 million and $205 million at December 31, 2023 and 2022, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

20. Variable interest entities and asset securitizations

The Company’s securitization activity includes securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any losses as a result of having securitized assets.

In August 2023, a subsidiary of M&T Bank issued asset-backed notes secured by equipment finance loans and leases. Approximately $666 million of such loans and leases were sold into a special purpose trust which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the subsidiary. A total of $550 million of such notes, representing the senior-most notes in the securitization, were purchased by third parties. Those asset-backed notes had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 5.84% at the time of securitization. Additionally, $88 million of asset-backed notes representing subordinate note classes and other residual interests were issued by the trust and retained by the Company. As a result of the retention of the subordinate interests and its continued role as servicer of the loans and leases, the Company is considered to be the primary beneficiary of the securitization trust and, accordingly, the trust has been included in the Company's consolidated financial statements. At December 31, 2023, the remaining balance of the loans and leases in trust was $599 million and the outstanding asset-backed notes issued to third party investors was $474 million.

As described in note 9, the Junior Subordinated Debentures are held by various trusts and were issued in connection with the issuance by those trusts of Preferred Capital Securities and Common Securities. M&T owns the Common Securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of December 31, 2023 and 2022, the Company included the Junior Subordinated Debentures as “long-term borrowings” in its Consolidated Balance Sheet and recognized $22 million, in other assets for its “investment” in the Common Securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with Preferred Capital Securities described in note 9.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $9.8 billion at December 31, 2023 and $9.2 billion at December 31, 2022. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments also typically provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company's carrying amount of its investments in such partnerships was $1.5 billion, including $441 million of unfunded commitments, at December 31, 2023 and $1.5 billion, including $545 million of unfunded commitments at December 31, 2022. Contingent commitments to provide additional capital contributions to these partnerships were $55 million at December 31, 2023. The Company has not provided financial or other support to the partnership that was not contractually required. The Company's maximum exposure to loss from its investments in such partnerships as of December 31, 2023 was $2.1 billion, including possible recapture of tax credits. Management currently estimates that no material losses are probable as a result of the Company’s involvement with such entities. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, in accordance with the accounting provisions for variable interest entities, the partnership entities are not included in the Company’s consolidated financial statements. The Company’s investment in qualified affordable housing projects is amortized to income taxes in the Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

21. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2023.

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

Available-for-sale investment securities and equity securities

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

The following tables present assets and liabilities at December 31, 2023 and 2022 measured at estimated fair value on a recurring basis:

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3
December 31, 2023
Trading account	$106	$101	$5	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,705	—	7,705	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	416	—	416	—
Residential	2,154	—	2,154	—
Other debt securities	165	—	165	—
	10,440	—	10,440	—
Equity securities	268	258	10	—
Real estate loans held for sale	379	—	379	—
Other assets (a)	324	—	309	15
Total assets	$11,517	$359	$11,143	$15
Other liabilities (a)	$943	$—	$911	$32
Total liabilities	$943	$—	$911	$32

December 31, 2022
Trading account	$118	$118	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,671	—	7,671	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	574	—	574	—
Residential	2,330	—	2,330	—
Other debt securities	174	—	174	—
	10,749	—	10,749	—
Equity securities	151	145	6	—
Real estate loans held for sale	162	—	162	—
Other assets (a)	435	—	435	—
Total assets	$11,615	$263	$11,352	$—
Other liabilities (a)	$1,355	$—	$1,309	$46
Total liabilities	$1,355	$—	$1,309	$46

(a)
Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), interest rate and foreign exchange contracts not designated as hedging instruments (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Other Assets and Other Liabilities
(Dollars in millions)	2023	2022	2021
Beginning balance	$(46)	$6	$43
Total gains (losses) realized/unrealized:
Included in earnings (a)	36	(34)	126
Transfers out of Level 3 (b)	(7)	(18)	(163)
Ending balance	$(17)	$(46)	$6
Changes in net unrealized gains (losses) included in earnings related to instruments still held at period end (a)	$15	$(46)	$9

(a)
Reported as "mortgage banking revenues" in the Consolidated Statement of Income and includes the fair value of commitment issuances and expirations.
(b)
Transfers out of Level 3 consist of interest rate locks transferred to closed loans.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial and industrial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 90% with a weighted-average of 46% at December 31, 2023. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans, which at December 31, 2023 was 49%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $923 million at December 31, 2023 ($234 million and $689 million of which were classified as Level 2 and Level 3, respectively), $853 million at December 31, 2022 ($329 million and $524 million of which were classified as Level 2 and Level 3, respectively), and $574 million at December 31, 2021 ($340 million and $234 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized during the years ended December 31, 2023, 2022 and 2021 for partial charge-offs of loans and loan impairment reserves on loans held by the

Company at the end of each of those years were decreases of $381 million, $191 million and $53 million, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of December 31, 2023 and 2022. Changes in fair value recognized during the years ended December 31, 2023, 2022 and 2021 for foreclosed assets held by the Company at the end of each of those years were not material.

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s Consolidated Balance Sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans required no valuation allowance at each of December 31, 2023 and 2022. Changes in fair value recognized for impairment of capitalized servicing rights related to residential mortgage loans were decreases in the valuation allowance of $24 million and $6 million in 2022 and 2021, respectively.

Significant unobservable inputs to Level 3 measurements

The following tables present quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities at December 31, 2023 and 2022:

(Dollars in millions)	Fair Value	Valuation Technique	Unobservable Inputs / Assumptions	Range (Weighted- Average)
December 31, 2023
Recurring fair value measurements
Net other assets (liabilities) (a)	$(17)	Discounted cash flow	Commitment expirations	0% - 99% (5%)

December 31, 2022
Recurring fair value measurements
Net other assets (liabilities) (a)	$(46)	Discounted cash flow	Commitment expirations	0% - 97% (3%)

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

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for financial instrument assets (liabilities) are presented in the following tables:

	December 31, 2023
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,731	$1,731	$1,668	$63	$—
Interest-bearing deposits at banks	28,069	28,069	—	28,069	—
Trading account	106	106	101	5	—
Investment securities	26,897	25,875	258	25,571	46
Loans and leases, net	131,939	129,138	—	7,240	121,898
Accrued interest receivable	786	786	—	786	—
Financial liabilities:
Noninterest-bearing deposits	$(49,294)	$(49,294)	$—	$(49,294)	$—
Savings and interest-checking deposits	(93,221)	(93,221)	—	(93,221)	—
Time deposits	(20,759)	(20,715)	—	(20,715)	—
Short-term borrowings	(5,316)	(5,316)	—	(5,316)	—
Long-term borrowings	(8,201)	(8,107)	—	(8,107)	—
Accrued interest payable	(482)	(482)	—	(482)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(17)	$(17)	$—	$—	$(17)
Commitments to sell real estate loans	30	30	—	30	—
Other credit-related commitments	(154)	(154)	—	—	(154)
Interest rate swap agreements used for interest rate risk management	10	10	—	10	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(642)	(642)	—	(642)	—

	December 31, 2022
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,517	$1,517	$1,372	$145	$—
Interest-bearing deposits at banks	24,959	24,959	—	24,959	—
Federal funds sold	3	3	—	3	—
Trading account	118	118	118	—	—
Investment securities	25,211	24,056	145	23,860	51
Loans and leases, net	129,639	126,228	—	7,180	119,048
Accrued interest receivable	646	646	—	646	—
Financial liabilities:
Noninterest-bearing deposits	$(65,502)	$(65,502)	$—	$(65,502)	$—
Savings and interest-checking deposits	(87,911)	(87,911)	—	(87,911)	—
Time deposits	(10,102)	(10,143)	—	(10,143)	—
Short-term borrowings	(3,555)	(3,555)	—	(3,555)	—
Long-term borrowings	(3,965)	(3,926)	—	(3,926)	—
Accrued interest payable	(81)	(81)	—	(81)	—
Other financial instruments:
Commitments to originate real estate loans for sale	$(46)	$(46)	$—	$—	$(46)
Commitments to sell real estate loans	54	54	—	54	—
Other credit-related commitments	(149)	(149)	—	—	(149)
Interest rate swap agreements used for interest rate risk management	(8)	(8)	—	(8)	—
Interest rate and foreign exchange contracts not designated as hedging instruments	(920)	(920)	—	(920)	—

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

	December 31,	December 31,
(Dollars in millions)	2023	2022
Commitments to extend credit:
Commercial and industrial	$28,566	$27,471
Commercial real estate loans to be sold	916	349
Other commercial real estate	5,019	5,084
Residential real estate loans to be sold	163	31
Other residential real estate	331	505
Home equity lines of credit	8,109	8,262
Credit cards	5,578	5,465
Other	413	382
Standby letters of credit	2,289	2,377
Commercial letters of credit	62	65
Financial guarantees and indemnification contracts	4,036	4,022
Commitments to sell real estate loans	1,400	533

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.3 billion and $11.7 billion at December 31, 2023 and 2022, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.9 billion at each of December 31, 2023 and 2022. At December 31, 2023, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2023, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million at December 31, 2023. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

23. Segment information

Reportable segments have been determined based upon the Company’s organizational structure and its internal profitability reporting system. In the fourth quarter of 2023 the Company completed modifications to its internal profitability reporting system to conform its internal management reporting with certain organizational changes that resulted in the realignment of its business operations into three reportable segments: Commercial Bank, Retail Bank and Institutional Services and Wealth Management. All other business activities that are not included in the three reportable segments results have been included in the "All Other" category. The reportable segments have been determined consistent with the Company's customer types and the manner of delivery of its products and services and is reflective of the financial information reviewed by the Company's Chief Executive Officer in evaluating operating decisions and business performance. Beginning in the fourth quarter of 2023, the realigned reportable segments reflect: (1) combining the previously reported Commercial Banking and Commercial Real Estate segments and certain other related activities previously reported in the "All Other" category into one business segment called Commercial Bank; (2) combining the previously reported Retail Banking, Business Banking and Residential Mortgage Banking segments into one business segment called Retail Bank; (3) combining the Institutional Client Services, Wealth Advisory Services and certain other trust-related activities, each previously reported within the "All Other" category, into one new business segment called Institutional Services and Wealth Management; and (4) allocating residential real estate loans previously reported within the Discretionary Portfolio segment into the business segments of Retail Bank and Institutional Services and Wealth Management, with the remainder of such activities being included in the "All Other" category. Certain changes to allocation methodologies for internal transfers for funding charges and credits associated with earning assets and interest-bearing liabilities and other revenues and expenses were also made in conjunction with these reportable segment revisions. Prior period reportable segment results disclosed herein have been presented in conformity with the new segment reporting structure.

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

Information about the Company’s segments is presented in the accompanying table.

	For the Years Ended December 31,
	Commercial Bank			Retail Bank			Institutional Services and Wealth Management
(Dollars in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net interest income (a)	$2,409	$2,302	$1,558	$4,352	$3,008	$1,929	$700	$403	$156
Noninterest income	658	588	509	762	703	831	1,005	1,007	766
	3,067	2,890	2,067	5,114	3,711	2,760	1,705	1,410	922
Provision for credit losses	297	66	169	173	101	69	—	(1)	—
Amortization of core deposit and other intangible assets	—	—	1	—	—	—	—	—	—
Depreciation and other amortization	39	39	39	249	198	152	8	8	9
Other noninterest expense	1,307	1,085	748	2,208	2,009	1,508	859	859	768
Income (loss) before taxes	1,424	1,700	1,110	2,484	1,403	1,031	838	544	145
Income tax expense (benefit)	385	458	297	646	364	266	218	142	38
Net income (loss)	$1,039	$1,242	$813	$1,838	$1,039	$765	$620	$402	$107
Average total assets	$80,243	$69,960	$53,578	$51,213	$49,059	$43,736	$3,675	$3,598	$3,260
Capital expenditures	$2	$2	$3	$104	$122	$55	$6	$2	$12

	All Other			Total
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Net interest income (a)	$(346)	$109	$182	$7,115	$5,822	$3,825
Noninterest income	103	59	61	2,528	2,357	2,167
	(243)	168	243	9,643	8,179	5,992
Provision for credit losses	175	351	(313)	645	517	(75)
Amortization of core deposit and other intangible assets	62	56	9	62	56	10
Depreciation and other amortization	139	134	114	435	379	314
Other noninterest expense	508	662	264	4,882	4,615	3,288
Income (loss) before taxes	(1,127)	(1,035)	169	3,619	2,612	2,455
Income tax expense (benefit)	(371)	(344)	(5)	878	620	596
Net income (loss)	$(756)	$(691)	$174	$2,741	$1,992	$1,859
Average total assets	$70,266	$67,635	$52,095	$205,397	$190,252	$152,669
Capital expenditures	$144	$88	$79	$256	$214	$149

(a)
Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $54 million in 2023, $39 million in 2022 and $15 million in 2021 and is eliminated in “All Other” net interest income and income tax expense (benefit).

The Commercial Bank segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, credit facilities which are secured by various types of commercial real estate, letters of credit, deposit products and cash management services. Commercial real estate loans may be secured by multifamily residential buildings, hotels, office, retail and industrial space or other types of collateral. Activities of this segment include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. Commercial real estate loans held for sale are included in this segment.

The Retail Bank segment provides a wide range of services to consumers and small businesses through the Company’s branch network and several other delivery channels such as telephone banking, internet banking and automated teller machines. The Company has branch offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia and the District of Columbia. The segment offers to its customers deposit products, including demand, savings and time accounts, and other services. Credit services offered by this segment include automobile and recreational finance loans (originated both directly and indirectly through dealers), home equity loans and lines of credit, credit cards and other loan products. This segment also originates and services residential mortgage loans and either sells those loans in the secondary market to investors or retains them for investment purposes. Residential mortgage loans are also originated and serviced on behalf of the Institutional Services and Wealth Management segment. The Company periodically purchases the rights to service residential real estate loans that have been originated by other entities and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment. This segment also provides various business loans, including loans guaranteed by the SBA, business credit cards, deposit products and services such as cash management, payroll and direct deposit, merchant credit card and letters of credits to small businesses and professionals through the Company's branch network and other delivery channels.

The Institutional Services and Wealth Management segment provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients, as well as personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. This segment also provides investment products, including mutual funds and annuities and other services to customers.

The “All Other” category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from the acquisitions of financial institutions; merger-related gains and expenses related to acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain non-recurring transactions; and the residual effects of unallocated support systems and general and administrative expenses. The Company’s investment securities portfolio, brokered deposits and short-term and long-term borrowings are generally included in the “All Other” category. In its management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portfolios of earning assets and interest-bearing liabilities. The results of such activities are captured in the "All Other" category.

The amount of intersegment activity eliminated in arriving at consolidated totals was included in the “All Other” category as follows:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Revenues	$(17)	$(14)	$(12)
Expenses	(3)	(2)	(2)
Income taxes	(4)	(3)	(3)
Net income	(10)	(9)	(7)

There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

24. Regulatory matters

Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2023, approximately $1.7 billion was available for payment of dividends to M&T from banking subsidiaries. M&T may pay dividends and repurchase stock only in accordance with a capital plan that the Federal Reserve has not objected to.

Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.

M&T and its subsidiary banks are required to comply with applicable capital adequacy regulations established by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Pursuant to the rules in effect as of December 31, 2023, the required minimum and well capitalized capital ratios are as follows:

		Well
	Minimum	Capitalized
M&T (Consolidated)
CET1 to RWA	4.5%
Tier 1 capital to RWA	6.0	6.0%
Total capital to RWA	8.0	10.0
Leverage — Tier 1 capital to average total assets, as defined	4.0

		Well
	Minimum	Capitalized
Bank Subsidiaries
CET1 to RWA	4.5%	6.5%
Tier 1 capital to RWA	6.0	8.0
Total capital to RWA	8.0	10.0
Leverage — Tier 1 capital to average total assets, as defined	4.0	5.0

Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1. In June 2023, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results on October 1, 2023, M&T's SCB of 4.0% became effective. Accordingly, at December 31, 2023 M&T is subject to a CET1 capital requirement of 8.5% (a sum of the SCB and the minimum CET1 capital ratio).

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2023 and 2022 are presented below:

(Dollars in millions)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
December 31, 2023:
CET1 capital
Amount	$16,908	$17,667	$583
Ratio(a)	10.98%	11.53%	263.48%
Tier 1 capital
Amount	$18,918	$17,667	$583
Ratio(a)	12.29%	11.53%	263.48%
Total capital
Amount	$21,533	$19,884	$584
Ratio(a)	13.99%	12.97%	263.85%
Leverage
Amount	$18,918	$17,667	$583
Ratio(b)	9.43%	8.83%	86.00%
December 31, 2022:
CET1 capital
Amount	$15,562	$16,674	$586
Ratio(a)	10.44%	11.23%	254.50%
Tier 1 capital
Amount	$17,573	$16,674	$586
Ratio(a)	11.79%	11.23%	254.50%
Total capital
Amount	$20,260	$18,888	$587
Ratio(a)	13.60%	12.72%	254.90%
Leverage
Amount	$17,573	$16,674	$586
Ratio(b)	9.23%	8.77%	85.73%

(a)
The ratio of capital to RWA, as defined by regulation.
(b)
The ratio of capital to average assets, as defined by regulation.

25. Relationship with BLG and Bayview Financial

M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at December 31, 2023 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in other revenues from operations. That income totaled $20 million in 2023, compared with $30 million in each of 2022 and 2021.

Bayview Financial, a privately-held specialty finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.2 billion and $1.4 billion at December 31, 2023 and 2022, respectively. Revenues from those servicing rights were $6 million, $8 million and $9 million during 2023, 2022 and 2021, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $115.3 billion and $96.0 billion at December 31, 2023 and 2022, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $125 million, $154 million and $153 million in 2023,

2022 and 2021, respectively. In addition, the Company held $42 million and $50 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2023 and 2022, respectively, that were securitized by Bayview Financial. At December 31, 2023, the Company held $672 million of Bayview Financial’s $3.2 billion syndicated loan facility. In 2021 the Company purchased $965 million of delinquent government guaranteed mortgage loans, including past due accrued interest, from Bayview Financial for $1.0 billion. The servicing rights for such loans were retained by Bayview Financial, but the Company continues to sub-service the loans.

26. Parent company financial statements

Condensed Balance Sheet

	December 31,
(Dollars in millions)	2023	2022
Assets
Cash in subsidiary bank	$176	$130
Due from consolidated bank subsidiaries:
Money-market savings	3,223	1,690
Current income tax receivable	5	4
Total due from consolidated bank subsidiaries	3,228	1,694
Investments in consolidated subsidiaries:
Banks	26,290	25,005
Other	391	380
Investments in trust preferred entities (note 20)	22	22
Other assets	100	93
Total assets	$30,207	$27,324
Liabilities
Accrued expenses and other liabilities	$152	$172
Long-term borrowings	3,098	1,834
Total liabilities	3,250	2,006
Shareholders’ equity	26,957	25,318
Total liabilities and shareholders’ equity	$30,207	$27,324

Condensed Statement of Income

	Year Ended December 31,
(Dollars in millions, except per share)	2023	2022	2021
Income
Dividends from consolidated subsidiaries	$2,041	$2,508	$1,025
Income from Bayview Lending Group LLC	20	30	30
Other income	6	(7)	3
Total income	2,067	2,531	1,058
Expense
Interest on short-term borrowings	—	6	—
Interest on long-term borrowings	182	57	24
Other expense	40	50	36
Total expense	222	113	60
Income before income taxes and equity in undistributed income of subsidiaries	1,845	2,418	998
Income tax credits	49	22	6
Income before equity in undistributed income of subsidiaries	1,894	2,440	1,004
Equity in undistributed income of subsidiaries
Net income of subsidiaries	2,888	2,060	1,880
Less: dividends received	(2,041)	(2,508)	(1,025)
Equity in undistributed income of subsidiaries	847	(448)	855
Net income	$2,741	$1,992	$1,859
Net income per common share
Basic	$15.85	$11.59	$13.81
Diluted	15.79	11.53	13.80

Condensed Statement of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash flows from operating activities
Net income	$2,741	$1,992	$1,859
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(847)	448	(855)
Provision for deferred income taxes	(5)	7	10
Net change in accrued income and expense	32	8	(23)
Net cash provided by operating activities	1,921	2,455	991
Cash flows from investing activities
Net investment in consolidated subsidiaries	(1)	54	(199)
Acquisition, net of cash consideration	—	538	—
Other, net	(41)	24	(3)
Net cash provided (used) by investing activities	(42)	616	(202)
Cash flows from financing activities
Repayment of short-term borrowings assumed in acquisition	—	(500)	—
Proceeds from long-term borrowings	1,998	499	—
Payments on long-term borrowings	(750)	—	—
Purchases of treasury stock	(594)	(1,800)	—
Dividends paid — common	(868)	(784)	(580)
Dividends paid — preferred	(100)	(97)	(68)
Proceeds from issuance of Series I preferred stock	—	—	495
Other, net	14	2	(7)
Net cash used by financing activities	(300)	(2,680)	(160)
Net increase in cash and cash equivalents	1,579	391	629
Cash and cash equivalents at beginning of year	1,820	1,429	800
Cash and cash equivalents at end of year	$3,399	$1,820	$1,429
Supplemental disclosure of cash flow information
Interest received during the year	$6	$1	$1
Interest paid during the year	135	49	20
Income taxes received during the year	43	28	53

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

		January 1, 2023	The Company did not have any designated hedging relationships under the portfolio layer method in 2023 and, therefore, the adoption had no impact on its consolidated financial statements.
Accounting for Troubled Debt Restructurings and Expansion of Vintage Disclosures Applicable to Credit Losses

The amendments (1) eliminate the accounting guidance for troubled debt restructurings and require enhanced disclosure for certain loan refinancings by creditors when a borrower is experiencing financial difficulty and (2) require disclosure of current period gross write-offs by year of origination for financing receivables and net investments in leases within credit loss disclosures.

January 1, 2023

The Company adopted the amended guidance effective January 1, 2023 using a prospective transition method and is no longer required to identify troubled debt restructurings and apply specialized accounting to such loans. The Company has complied with the modified disclosure requirements in notes 4 and 5.

Standards Not Yet Adopted as of December 31, 2023
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

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

January 1, 2024 Early adoption permitted

The Company adopted the amended guidance effective January 1, 2024 using a modified retrospective transition. The guidance did not have a material impact on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2023.

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

(d) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B. Other Information.

(a) Effective February 21, 2024, M&T’s Board of Directors approved and adopted M&T’s Amended and Restated Bylaws.

The Amended and Restated Bylaws were adopted to: (i) clarify that stockholder meetings may take place by means of remote communications, in light of updates to the New York Business Corporation Law; (ii) update M&T’s bylaws in connection with the SEC rules relating to universal proxy cards, including requiring stockholders providing notice pursuant to Rule 14a-19(b) under the Exchange Act to certify to M&T that they have complied with certain requirements under such rules no later than seven business days prior to the applicable stockholder meeting; (iii) specify that, in connection with a stockholder nomination, proposed nominees and the proposing stockholders, as applicable, must complete a questionnaire and certain representations and agreements in the form provided by M&T; (iv) require any stockholder directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white; (v) clarify the power of M&T’s Board of Directors and the person presiding at each applicable stockholder meeting to establish rules for the conduct of such meetings, including to determine and address deficient nominations or proposals; and (vi) make certain other clarifications and administrative, technical or conforming revisions.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 to this Annual Report and incorporated by reference herein.

(b) Certain of our officers or directors have made elections to participate in, and are participating in, our tax-qualified 401(k) plan and nonqualified deferred compensation plans, or have made, and may from time to time make, elections to reinvest dividends in M&T Bank Corporation common stock, or have shares withheld to cover withholding taxes upon the vesting of equity awards or to pay the exercise price of options, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be furnished pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in M&T’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of 2023 (the “2024 Proxy Statement”). The information concerning M&T’s directors will appear in the section “NOMINEES FOR DIRECTOR” in the 2024 Proxy Statement. The information concerning M&T’s Code of Ethics for Chief Executive Officer and Senior Financial Officers will appear in the section “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2024 Proxy Statement. The information regarding the procedures by which shareholders can recommend director nominees as well as M&T’s Audit Committee, including “audit committee financial experts,” will also appear in the section “CORPORATE GOVERNANCE OF M&T BANK CORPORATION.” The information concerning compliance with Section 16(a) of the Exchange Act will appear, if necessary, in the section “STOCK OWNERSHIP INFORMATION.” Such information is incorporated herein by reference.

The information concerning M&T’s executive officers is provided in “Executive Officers of the Registrant” in Part I of this Form 10-K.

Item 11. Executive Compensation.

The information required to be furnished pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will appear in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “COMPENSATION AND HUMAN CAPITAL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “COMPENSATION AND HUMAN CAPITAL COMMITTEE REPORT” in the 2024 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to Item 403 of Regulation S-K will appear in the section “STOCK OWNERSHIP INFORMATION” in the 2024 Proxy Statement. Such information is incorporated herein by reference.

The information required to be furnished pursuant to Item 201(d) concerning equity compensation plans is provided in “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to Items 404 and 407(a) of Regulation S-K will appear in the sections “TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SHAREHOLDERS” and “CORPORATE GOVERNANCE OF M&T BANK CORPORATION” in the 2024 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required to be furnished by Item 9(e) of Schedule 14A will appear in the section “PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF M&T BANK CORPORATION FOR THE YEAR ENDING DECEMBER 31, 2024” in the 2024 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statements and Supplementary Data.” Financial statement schedules are not required or are inapplicable, and therefore have been omitted.

(b) Exhibits required by Item 601 of Regulation S-K. The exhibits listed have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

3.1	Restated Certificate of Incorporation of M&T Bank Corporation, effective November 16, 2022. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 18, 2022 (File No. 1-9861).
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective February 21, 2024. Filed herewith.
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
10.6

Amendment No. 1 to M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.7 of M&T Bank Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-9861).*

10.7

Amendment No. 2 to M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.8 of M&T Bank Corporation’s Form 10-K for the year ended December 31, 2018 (File No. 1-9861).*

10.8	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2016 (File No. 1-9861).*
10.9	M&T Bank Corporation 2019 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Proxy Statement of M&T Bank Corporation dated March 7, 2019 (File No. 1-9861).*

10.10

M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.1 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2020 (File No. 1-9861).*

10.11

Amendment No. 3 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.2 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2020 (File No. 1-9861).*

10.12

M&T Bank Corporation Leadership Retirement Savings Plan (f/k/a Supplemental Savings Retirement Plan), amended and restated effective as of January 1, 2020. Incorporated by reference to Exhibit 10.3 to M&T Bank Corporation’s Form 10-Q for the quarter ended March 31, 2020 (File No. 1-9861).*

10.13

M&T Bank Corporation Form of Performance-Hurdled Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.24 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-9861).*

10.14	M&T Bank Corporation Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.25 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2020 (File No. 1-9861).*
10.15

M&T Bank Corporation Form of Directors’ Restricted Stock Unit Award Agreement (one-year vesting). Incorporated by reference to Exhibit 10.17 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2022 (File No. 1-9861).*

10.16

M&T Bank Corporation Voluntary Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.28 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2021. (File No. 1-9861).*

10.17	M&T Bank Corporation Employee Severance Pay Plan, restated June 1, 2021 (with amended Appendix A effective March 28, 2022). Filed herewith.*
10.18

Non-Competition and Non-Solicitation Agreement, dated as of February 21, 2021, by and between John P. Barnes and People’s United Financial, Inc. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of M&T Bank Corporation filed on April 4, 2022. (File No. 1-9861).*

10.19

Non-Competition and Non-Solicitation Agreement, dated as of February 21, 2021, by and between Kirk W. Walters and People’s United Financial, Inc. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of M&T Bank Corporation filed on April 4, 2022. (File No. 1-9861).*

10.20

M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.21 to M&T Bank Corporation’s Form 10-K for the year ended December 31, 2022 (File No. 1-9861).*

10.21

M&T Bank Corporation 2019 Equity Incentive Compensation Plan, as amended and restated effective as of April 18, 2023. Incorporated by reference to Appendix B of the Proxy Statement of M&T Bank Corporation dated March 7, 2023 (File No. 1-9861).*

10.22	First Amendment, effective November 30, 2023, to the M&T Bank Corporation Leadership Retirement Savings Plan, as amended and restated effective as of January 1, 2020. Filed herewith.*
10.23	M&T Bank Corporation Form of Performance Share Unit Award Agreement. Filed herewith.*
11.1

Statement re: Computation of Earnings Per Common Share. Incorporated by reference to note 15 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”

21.1	Subsidiaries of the Registrant. Incorporated by reference to the caption “Subsidiaries” contained in Part I, Item 1 hereof.

23.1

Consent of PricewaterhouseCoopers LLP re: Registration Statements on Form S-3 (No. 333-274646) and Form S-8 (Nos.33-32044, 333-43175, 333-16077, 333-40640, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740, 333-189099, 333-184504, 333-189097, 333-184411, 333-231217, 333-254786, 333-264099, 333-254962, 333-264392 and 333-271322). Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
97.1	M&T Bank Corporation Executive Compensation Recoupment Policy. Filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase documents.
104	The cover page from M&T Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement.

(c) Additional financial statement schedules. None.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2024.

M&T BANK CORPORATION

By:	/s/ René F. Jones
René F. Jones Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ René F. Jones	Chairman of the Board and	February 21, 2024
René F. Jones	Chief Executive Officer

Principal Financial Officer:

/s/ Daryl N. Bible	Senior Executive Vice President and	February 21, 2024
Daryl N. Bible	Chief Financial Officer

Principal Accounting Officer:

/s/ John R. Taylor	Executive Vice President	February 21, 2024
John R. Taylor	and Controller

A majority of the board of directors:

/s/ John P. Barnes	February 21, 2024
John P. Barnes

Robert T. Brady	February 21, 2024

/s/ Carlton J. Charles Carlton J. Charles	February 21, 2024

February 21, 2024
Jane Chwick

/s/ William F. Cruger, Jr.	February 21, 2024
William F. Cruger, Jr.

/s/ T. Jefferson Cunningham III	February 21, 2024
T. Jefferson Cunningham III

/s/ Gary N. Geisel	February 21, 2024

Gary N. Geisel

/s/ Leslie V. Godridge	February 21, 2024
Leslie V. Godridge

/s/ Richard H. Ledgett, Jr. Richard H. Ledgett, Jr.	February 21, 2024

/s/ Melinda R. Rich Melinda R. Rich	February 21, 2024

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	February 21, 2024

/s/ Denis J. Salamone Denis J. Salamone	February 21, 2024

/s/ John R. Scannell John R. Scannell	February 21, 2024

/s/ Rudina Seseri Rudina Seseri	February 21, 2024

/s/ Kirk W. Walters Kirk W. Walters	February 21, 2024

/s/ Herbert L. Washington Herbert L. Washington	February 21, 2024