Form 10-Q
period 2024-03-31
M&T BANK CORP
filed 2024-05-03
CIK 36270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

Commission File Number 1-9861

M&T BANK CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0968385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One M&T Plaza Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(716) 635-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $0.50 par value	MTB	New York Stock Exchange
Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H	MTBPrH	New York Stock Exchange

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

Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on May 1, 2024: 166,854,421 shares.

M&T BANK CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

GLOSSARY OF TERMS

The following listing includes acronyms and terms used throughout the document.

Term	Definition
2023 Annual Report	Form 10-K for the year ended December 31, 2023
Bayview Financial	Bayview Financial Holdings, L.P. together with its affiliates
BLG	Bayview Lending Group, LLC
Capital Rules	Capital adequacy standards established by the federal banking agencies
CET1	Common Equity Tier 1
CIT	Collective Investment Trust
Company	M&T Bank Corporation and its consolidated subsidiaries
DIF	Deposit Insurance Fund
DUS	Delegated Underwriting and Servicing
Executive ALCO Committee	Executive Asset-Liability Liquidity Capital Committee of M&T
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Accounting principles generally accepted in the U.S.
GDP	Gross Domestic Product
Junior subordinated debentures	Fixed and variable rate junior subordinated deferrable interest debentures
LTV	Loan-to-value
M&T	M&T Bank Corporation
M&T Bank	Manufacturers and Traders Trust Company
People’s United	People’s United Financial, Inc.
RWA	Risk-weighted assets
SCB	Stress capital buffer
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share)	2024	2023
Assets
Cash and due from banks	$1,695	$1,731
Interest-bearing deposits at banks	32,144	28,069
Trading account	99	106
Investment securities
Available for sale (cost: $12,397 at March 31, 2024; $10,691 at December 31, 2023)	12,134	10,440
Held to maturity (fair value: $13,865 at March 31, 2024; $14,308 at December 31, 2023)	15,078	15,330
Equity and other securities (cost: $1,279 at March 31, 2024; $1,125 at December 31, 2023)	1,284	1,127
Total investment securities	28,496	26,897
Loans and leases, net of unearned discount of $928 at March 31, 2024 and $868 at December 31, 2023	134,973	134,068
Allowance for credit losses	(2,191)	(2,129)
Loans and leases, net	132,782	131,939
Premises and equipment	1,707	1,739
Goodwill	8,465	8,465
Core deposit and other intangible assets	132	147
Accrued interest and other assets	9,617	9,171
Total assets	$215,137	$208,264
Liabilities
Noninterest-bearing deposits	$50,578	$49,294
Savings and interest-checking deposits	96,339	93,221
Time deposits	20,279	20,759
Total deposits	167,196	163,274
Short-term borrowings	4,795	5,316
Accrued interest and other liabilities	4,527	4,516
Long-term borrowings	11,450	8,201
Total liabilities	187,968	181,307
Shareholders' equity
Preferred stock, $1.00 par, 20,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at March 31, 2024 and December 31, 2023; Liquidation preference of $10,000 per share: 140,000 shares at March 31, 2024 and December 31, 2023; Liquidation preference of $25 per share: 10,000,000 shares at March 31, 2024 and December 31, 2023	2,011	2,011
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at March 31, 2024 and December 31, 2023	90	90
Common stock issuable, 11,458 shares at March 31, 2024; 12,217 shares at December 31, 2023	1	1
Additional paid-in capital	9,976	10,020
Retained earnings	17,812	17,524
Accumulated other comprehensive income (loss), net	(589)	(459)
Treasury stock — common, at cost — 12,724,121 shares at March 31, 2024; 13,300,298 shares at December 31, 2023	(2,132)	(2,230)
Total shareholders’ equity	27,169	26,957
Total liabilities and shareholders’ equity	$215,137	$208,264

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share, shares in thousands)	2024	2023
Interest income
Loans and leases, including fees	$2,097	$1,850
Investment securities
Fully taxable	212	181
Exempt from federal taxes	16	17
Deposits at banks	419	278
Other	1	1
Total interest income	2,745	2,327
Interest expense
Savings and interest-checking deposits	615	277
Time deposits	225	89
Short-term borrowings	84	58
Long-term borrowings	141	85
Total interest expense	1,065	509
Net interest income	1,680	1,818
Provision for credit losses	200	120
Net interest income after provision for credit losses	1,480	1,698
Other income
Mortgage banking revenues	104	85
Service charges on deposit accounts	124	113
Trust income	160	194
Brokerage services income	29	24
Trading account and other non-hedging derivative gains	9	12
Gain (loss) on bank investment securities	2	—
Other revenues from operations	152	159
Total other income	580	587
Other expense
Salaries and employee benefits	833	808
Equipment and net occupancy	129	127
Outside data processing and software	120	106
Professional and other services	85	125
FDIC assessments	60	30
Advertising and marketing	20	31
Amortization of core deposit and other intangible assets	15	17
Other costs of operations	134	115
Total other expense	1,396	1,359
Income before taxes	664	926
Income taxes	133	224
Net income	$531	$702
Net income available to common shareholders
Basic	$505	$676
Diluted	505	676
Net income per common share
Basic	3.04	4.03
Diluted	3.02	4.01
Average common shares outstanding
Basic	166,460	167,732
Diluted	167,084	168,410

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net income	$531	$702
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(10)	65
Cash flow hedges adjustments	(117)	81
Defined benefit plans liability adjustments	(1)	(2)
Foreign currency translation adjustments	(2)	1
Total other comprehensive income (loss)	(130)	145
Total comprehensive income	$401	$847

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Cash flows from operating activities
Net income	$531	$702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	200	120
Depreciation and amortization of premises and equipment	80	76
Amortization of capitalized servicing rights	35	20
Amortization of core deposit and other intangible assets	15	17
Provision for deferred income taxes	2	11
Asset write-downs	6	1
Net gain on sales of assets	(1)	(12)
Net change in accrued interest receivable, payable	27	55
Net change in other accrued income and expense	(74)	(43)
Net change in loans originated for sale	(352)	(274)
Net change in trading account and other non-hedging derivative assets and liabilities	139	(245)
Net cash provided by operating activities	608	428
Cash flows from investing activities
Proceeds from sales of investment securities:
Available for sale	4	—
Equity and other securities	110	521
Proceeds from maturities of investment securities:
Available for sale	1,989	141
Held to maturity	257	281
Purchases of investment securities:
Available for sale	(4,145)	(337)
Held to maturity	—	(2,948)
Equity and other securities	(264)	(792)
Net increase in loans and leases	(724)	(1,166)
Net (increase) decrease in interest-bearing deposits at banks	(4,075)	2,652
Capital expenditures, net	(35)	(55)
Net decrease in loan servicing advances	81	207
Other, net	(280)	(251)
Net cash used by investing activities	(7,082)	(1,747)
Cash flows from financing activities
Net increase (decrease) in deposits	3,921	(4,441)
Net increase (decrease) in short-term borrowings	(521)	3,440
Proceeds from long-term borrowings	3,357	3,486
Payments on long-term borrowings	(49)	—
Purchases of treasury stock	—	(594)
Dividends paid — common	(221)	(221)
Dividends paid — preferred	(34)	(34)
Other, net	(15)	(19)
Net cash provided by financing activities	6,438	1,617
Net increase (decrease) in cash, cash equivalents and restricted cash	(36)	298
Cash, cash equivalents and restricted cash at beginning of period	1,731	1,520
Cash, cash equivalents and restricted cash at end of period	$1,695	$1,818
Supplemental disclosure of cash flow information
Interest received during the period	$2,716	$2,289
Interest paid during the period	999	410
Income taxes paid during the period	41	22
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	19	7
Additions to right-of-use assets under operating leases	19	31

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
(Dollars in millions, except per share)	Stock	Stock	Issuable	Capital	Earnings	(Loss), Net	Stock	Total
Three Months Ended March 31, 2024
Balance — January 1, 2024	$2,011	$90	$1	$10,020	$17,524	$(459)	$(2,230)	$26,957
Total comprehensive income	—	—	—	—	531	(130)	—	401
Preferred stock cash dividends (a)	—	—	—	—	(25)	—	—	(25)
Stock-based compensation transactions, net	—	—	—	(44)	—	—	98	54
Common stock cash dividends — $1.30 per share	—	—	—	—	(218)	—	—	(218)
Balance — March 31, 2024	$2,011	$90	$1	$9,976	$17,812	$(589)	$(2,132)	$27,169

Three Months Ended March 31, 2023
Balance — January 1, 2023	$2,011	$90	$1	$10,002	$15,754	$(790)	$(1,750)	$25,318
Total comprehensive income	—	—	—	—	702	145	—	847
Preferred stock cash dividends (a)	—	—	—	—	(25)	—	—	(25)
Purchases of treasury stock	—	—	—	—	—	—	(600)	(600)
Stock-based compensation transactions, net	—	—	—	(16)	(1)	—	72	55
Common stock cash dividends — $1.30 per share	—	—	—	—	(218)	—	—	(218)
Balance — March 31, 2023	$2,011	$90	$1	$9,986	$16,212	$(645)	$(2,278)	$25,377

(a)
For the three-month periods ended March 31, 2024 and 2023, dividends per preferred share were: Preferred Series E - $16.125; Preferred Series F - $128.125; Preferred Series G - $125.00; Preferred Series H - $0.3516; and Preferred Series I - $87.50.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Significant accounting policies

The consolidated interim financial statements of the Company were compiled in accordance with GAAP using the accounting policies set forth in note 1 of Notes to Financial Statements included in the 2023 Annual Report, except as described in the following table. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.

Recent accounting developments

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2024
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

January 1, 2024

As described in note 11, the Company adopted the amended guidance effective January 1, 2024 using a modified retrospective transition. The guidance did not have a material impact on the Company’s consolidated financial statements.

2. Divestiture

On April 29, 2023, the Company sold its CIT business to a private equity firm. The transaction resulted in a pre-tax gain of $225 million ($157 million after-tax effect) that has been included in “other revenues from operations” in the Consolidated Statement of Income in the second quarter of 2023. Prior to the sale, the CIT business contributed $45 million to trust income in the three months ended March 31, 2023. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in that period.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities

The amortized cost and estimated fair value of investment securities were as follows:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,818	$—	$99	$7,719
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,355	1	13	1,343
Residential	3,053	—	143	2,910
Other debt securities	171	—	9	162
	12,397	1	264	12,134
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,007	—	33	974
Obligations of states and political subdivisions	2,466	—	94	2,372
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,035	—	154	1,881
Residential	9,527	—	935	8,592
Privately issued	41	9	6	44
Other debt securities	2	—	—	2
	15,078	9	1,222	13,865
Total debt securities	$27,475	$10	$1,486	$25,999
Equity and other securities:
Readily marketable equity — at fair value	$351	$8	$3	$356
Other — at cost	928	—	—	928
Total equity and other securities	$1,279	$8	$3	$1,284

December 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,818	$—	$113	$7,705
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	425	—	9	416
Residential	2,272	—	118	2,154
Other debt securities	176	—	11	165
	10,691	—	251	10,440
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,005	—	31	974
Obligations of states and political subdivisions	2,501	—	67	2,434
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,033	—	130	1,903
Residential	9,747	4	802	8,949
Privately issued	42	9	5	46
Other debt securities	2	—	—	2
	15,330	13	1,035	14,308
Total debt securities	$26,021	$13	$1,286	$24,748
Equity and other securities:
Readily marketable equity — at fair value	$266	$5	$3	$268
Other — at cost	859	—	—	859
Total equity and other securities	$1,125	$5	$3	$1,127

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

There were no significant gross realized gains or losses from sales of investment securities for the three-month periods ended March 31, 2024 and 2023. Unrealized losses on equity securities are included in "gain (loss) on bank investment securities" in the Consolidated Statement of Income.

At March 31, 2024, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Estimated Fair Value
Debt securities available for sale:
Due in one year or less	$3,248	$3,209
Due after one year through five years	4,691	4,628
Due after five years through ten years	50	44
Due after ten years	—	—
	7,989	7,881
Mortgage-backed securities	4,408	4,253
	$12,397	$12,134
Debt securities held to maturity:
Due in one year or less	$588	$575
Due after one year through five years	635	611
Due after five years through ten years	1,369	1,333
Due after ten years	883	829
	3,475	3,348
Mortgage-backed securities	11,603	10,517
	$15,078	$13,865

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

A summary of investment securities that as of March 31, 2024 and December 31, 2023 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Investment securities available for sale:
U.S. Treasury and federal agencies	$2,242	$10	$5,177	$89
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	765	6	393	7
Residential	813	6	1,964	137
Other debt securities	—	—	156	9
	3,820	22	7,690	242
Investment securities held to maturity:
U.S. Treasury and federal agencies	49	1	925	32
Obligations of states and political subdivisions	43	—	2,284	94
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	172	9	1,709	145
Residential	1,133	12	7,459	923
Privately issued	—	—	33	6
	1,397	22	12,410	1,200
Total	$5,217	$44	$20,100	$1,442

December 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$229	$1	$7,474	$112
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	74	1	330	8
Residential	151	2	1,959	116
Other debt securities	6	—	154	11
	460	4	9,917	247
Investment securities held to maturity:
U.S. Treasury and federal agencies	50	—	924	31
Obligations of states and political subdivisions	218	3	2,172	64
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	328	9	1,575	121
Residential	955	11	7,139	791
Privately issued	—	—	34	5
	1,551	23	11,844	1,012
Total	$2,011	$27	$21,761	$1,259

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3. Investment securities, continued

The Company owned 4,088 individual debt securities with aggregate gross unrealized losses of $1.5 billion at March 31, 2024. Based on a review of each of the securities in the investment securities portfolio at March 31, 2024, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2024, the Company does not intend to sell, nor is it anticipated that it would be required to sell, any of its impaired investment securities at a loss. At March 31, 2024, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $928 million of cost method equity securities.

The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at March 31, 2024 or December 31, 2023.

At March 31, 2024 and December 31, 2023, investment securities with carrying values of $9.6 billion (including $357 million related to repurchase transactions) and $8.2 billion (including $393 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits.
4. Loans and leases and the allowance for credit losses

A summary of current, past due and nonaccrual loans as of March 31, 2024 and December 31, 2023 follows:

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
March 31, 2024
Commercial and industrial	$56,803	$219	$11	$864	$57,897
Real estate:
Commercial (a)	24,119	163	31	855	25,168
Residential builder and developer	984	48	—	3	1,035
Other commercial construction	5,915	155	2	141	6,213
Residential (b)	21,118	627	245	202	22,192
Residential — limited documentation	801	30	—	53	884
Consumer:
Home equity lines and loans	4,437	34	—	87	4,558
Recreational finance	10,553	71	—	30	10,654
Automobile	4,252	43	—	13	4,308
Other	1,982	20	8	54	2,064
Total	$130,964	$1,410	$297	$2,302	$134,973

December 31, 2023
Commercial and industrial	$56,091	$238	$11	$670	$57,010
Real estate:
Commercial (a)	24,072	311	25	869	25,277
Residential builder and developer	1,065	5	—	3	1,073
Other commercial construction	6,322	159	1	171	6,653
Residential (b)	21,080	763	295	215	22,353
Residential — limited documentation	825	31	—	55	911
Consumer:
Home equity lines and loans	4,528	40	—	81	4,649
Recreational finance	9,935	87	—	36	10,058
Automobile	3,918	60	—	14	3,992
Other	2,003	30	7	52	2,092
Total	$129,839	$1,724	$339	$2,166	$134,068

(a)
Commercial real estate loans held for sale were $563 million at March 31, 2024 and $189 million at December 31, 2023.
(b)
One-to-four family residential mortgage loans held for sale were $165 million at March 31, 2024 and $190 million at December 31, 2023.

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

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. Factors considered in assigning loan grades include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information. The Company’s policy is that at least annually, updated financial information be obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s credit personnel review all criticized commercial and industrial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.

The following table summarizes the loan grades applied at March 31, 2024 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the three-month period ended March 31, 2024 by origination year.

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
Commercial and industrial:
Pass	$2,012	$8,129	$7,567	$4,441	$2,099	$6,456	$22,719	$74	$53,497
Criticized accrual	32	306	422	277	117	602	1,745	35	3,536
Criticized nonaccrual	2	54	89	62	71	206	364	16	864
Total commercial and industrial	$2,046	$8,489	$8,078	$4,780	$2,287	$7,264	$24,828	$125	$57,897
Gross charge-offs	$—	$7	$9	$4	$3	$5	$50	$—	$78
Real estate:
Commercial:
Pass	$696	$1,783	$1,652	$1,331	$2,013	$11,278	$435	$—	$19,188
Criticized accrual	—	273	815	464	558	3,008	7	—	5,125
Criticized nonaccrual	—	—	46	11	101	695	2	—	855
Total commercial real estate	$696	$2,056	$2,513	$1,806	$2,672	$14,981	$444	$—	$25,168
Gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13
Residential builder and developer:
Pass	$89	$509	$187	$34	$5	$14	$102	$—	$940
Criticized accrual	—	2	21	21	—	46	2	—	92
Criticized nonaccrual	—	—	—	2	—	1	—	—	3
Total residential builder and developer	$89	$511	$208	$57	$5	$61	$104	$—	$1,035
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Other commercial construction:
Pass	$27	$990	$1,231	$590	$273	$589	$45	$—	$3,745
Criticized accrual	—	75	538	460	567	687	—	—	2,327
Criticized nonaccrual	—	—	11	10	45	75	—	—	141
Total other commercial construction	$27	$1,065	$1,780	$1,060	$885	$1,351	$45	$—	$6,213
Gross charge-offs	$—	$—	$2	$—	$—	$7	$2	$—	$11

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at March 31, 2024 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three-month period ended March 31, 2024 by origination year follows:

	Term Loans by Origination Year						Revolving	Revolving Loans Converted to Term
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
Residential:
Current	$478	$1,499	$4,667	$3,717	$2,533	$8,131	$93	$—	$21,118
30-89 days past due	—	6	107	62	30	422	—	—	627
Accruing loans past due 90 days or more	—	2	21	19	15	188	—	—	245
Nonaccrual	—	1	15	10	2	173	1	—	202
Total residential	$478	$1,508	$4,810	$3,808	$2,580	$8,914	$94	$—	$22,192
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential - limited documentation:
Current	$—	$—	$—	$—	$—	$801	$—	$—	$801
30-89 days past due	—	—	—	—	—	30	—	—	30
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	53	—	—	53
Total residential - limited documentation	$—	$—	$—	$—	$—	$884	$—	$—	$884
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$2	$2	$105	$2,972	$1,356	$4,437
30-89 days past due	—	—	—	—	—	3	—	31	34
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	5	1	81	87
Total home equity lines and loans	$—	$—	$—	$2	$2	$113	$2,973	$1,468	$4,558
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$1	$1
Recreational finance:
Current	$1,028	$2,531	$2,252	$1,790	$1,233	$1,719	$—	$—	$10,553
30-89 days past due	1	11	12	14	13	20	—	—	71
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	4	6	6	4	10	—	—	30
Total recreational finance	$1,029	$2,546	$2,270	$1,810	$1,250	$1,749	$—	$—	$10,654
Gross charge-offs	$—	$3	$5	$6	$4	$7	$—	$—	$25
Automobile:
Current	$684	$1,026	$1,004	$942	$371	$225	$—	$—	$4,252
30-89 days past due	1	7	11	11	6	7	—	—	43
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	2	2	3	2	4	—	—	13
Total automobile	$685	$1,035	$1,017	$956	$379	$236	$—	$—	$4,308
Gross charge-offs	$—	$2	$2	$2	$1	$1	$—	$—	$8
Other:
Current	$69	$219	$155	$105	$28	$27	$1,378	$1	$1,982
30-89 days past due	1	1	3	1	—	1	12	1	20
Accruing loans past due 90 days or more	—	—	—	—	—	—	8	—	8
Nonaccrual	1	1	1	—	—	—	51	—	54
Total other	$71	$221	$159	$106	$28	$28	$1,449	$2	$2,064
Gross charge-offs	$1	$3	$3	$1	$1	$—	$16	$—	$25
Total loans and leases at March 31, 2024	$5,121	$17,431	$20,835	$14,385	$10,088	$35,581	$29,937	$1,595	$134,973
Total gross charge-offs for the three months ended March 31, 2024	$1	$15	$21	$13	$9	$35	$68	$1	$163

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
Real estate:
Commercial:
Pass	$2,048	$1,742	$1,367	$2,011	$3,059	$8,491	$440	$—	$19,158
Criticized accrual	227	891	465	456	966	2,238	7	—	5,250
Criticized nonaccrual	—	46	3	113	93	611	3	—	869
Total commercial real estate	$2,275	$2,679	$1,835	$2,580	$4,118	$11,340	$450	$—	$25,277
Residential builder and developer:
Pass	$530	$252	$41	$6	$2	$12	$116	$—	$959
Criticized accrual	1	18	30	—	59	—	3	—	111
Criticized nonaccrual	—	—	3	—	—	—	—	—	3
Total residential builder and developer	$531	$270	$74	$6	$61	$12	$119	$—	$1,073
Other commercial construction:
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Allowance for credit losses

For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Changes in the allowance for credit losses for the three months ended March 31, 2024 and 2023 were as follows:

	Commercial and	Real Estate
(Dollars in millions)	industrial	Commercial	Residential	Consumer	Total
Three Months Ended March 31, 2024
Beginning balance	$620	$764	$116	$629	$2,129
Provision for credit losses	137	9	2	52	200
Net charge-offs:
Charge-offs	(78)	(25)	(1)	(59)	(163)
Recoveries	5	6	1	13	25
Net charge-offs	(73)	(19)	—	(46)	(138)
Ending balance	$684	$754	$118	$635	$2,191

Three Months Ended March 31, 2023
Beginning balance	$568	$611	$115	$631	$1,925
Provision for credit losses	21	86	(1)	14	120
Net charge-offs:
Charge-offs	(20)	(29)	(2)	(44)	(95)
Recoveries	10	1	1	13	25
Net charge-offs	(10)	(28)	(1)	(31)	(70)
Ending balance	$579	$669	$113	$614	$1,975

Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of March 31, 2024 and December 31, 2023, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.

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

The Company’s reserve for off-balance sheet credit exposures was not material at March 31, 2024 and December 31, 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month periods ended March 31, 2024 and 2023 follows:

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
(Dollars in millions)	March 31, 2024			January 1, 2024	Three Months Ended March 31, 2024
Commercial and industrial	$590	$274	$864	$670	$2
Real estate:
Commercial	379	476	855	869	6
Residential builder and developer	3	—	3	3	—
Other commercial construction	33	108	141	171	—
Residential	82	120	202	215	3
Residential — limited documentation	18	35	53	55	1
Consumer:
Home equity lines and loans	48	39	87	81	1
Recreational finance	18	12	30	36	—
Automobile	7	6	13	14	—
Other	54	—	54	52	—
Total	$1,232	$1,070	$2,302	$2,166	$13

(Dollars in millions)	March 31, 2023			January 1, 2023	Three Months Ended March 31, 2023
Commercial and industrial	$227	$342	$569	$504	$3
Real estate:
Commercial	364	966	1,330	1,240	5
Residential builder and developer	3	—	3	1	—
Other commercial construction	94	49	143	125	2
Residential	125	129	254	272	5
Residential — limited documentation	40	29	69	78	—
Consumer:
Home equity lines and loans	39	42	81	85	2
Recreational finance	24	10	34	45	—
Automobile	23	4	27	40	—
Other	47	—	47	49	—
Total	$986	$1,571	$2,557	$2,439	$17

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

Loan modifications

During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include payment deferrals and interest rate reductions but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month periods ended March 31, 2024 and 2023:

	Amortized cost at March 31, 2024
(Dollars in millions)	Payment Deferral	Interest Rate Reduction	Other	Combination of Modification Types (a)	Total (b) (c)	Percent of Total Loan Class
Three Months Ended March 31, 2024
Commercial and industrial	$184	$—	$—	$—	$184	.32%
Real estate:
Commercial	267	—	—	3	270	1.07
Residential builder and developer	2	—	—	—	2	.18
Other commercial construction	131	—	—	—	131	2.11
Residential	48	—	—	1	49	.22
Residential — limited documentation	2	—	—	—	2	.17
Consumer:
Home equity lines and loans	—	—	—	—	—	—
Recreational finance	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$634	$—	$—	$4	$638	.47%

	Amortized cost at March 31, 2023
(Dollars in millions)	Payment Deferral	Interest Rate Reduction	Other	Combination of Modification Types (a)	Total (b) (c)	Percent of Total Loan Class
Three Months Ended March 31, 2023
Commercial and industrial	$70	$—	$—	$—	$70	.13%
Real estate:
Commercial	94	—	—	—	94	.35
Residential builder and developer	8	—	—	—	8	.64
Other commercial construction	92	—	—	—	92	1.39
Residential	33	—	—	2	35	.15
Residential — limited documentation	5	—	—	—	5	.51
Consumer:
Home equity lines and loans	—	—	—	—	—	—
Recreational finance	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$302	$—	$—	$2	$304	.23%

(a)
Predominantly payment deferrals combined with interest rate reductions.
(b)
Includes approximately $44 million and $23 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month periods ended March 31, 2024 and 2023, respectively.
(c)
Excludes unfunded commitments to extend credit totaling $29 million and $11 million for the three-month periods ended March 31, 2024 and 2023, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. Loans and leases and the allowance for credit losses, continued

The financial effects of the modifications for the three-month periods ended March 31, 2024 and 2023 include an increase in the weighted-average remaining term for commercial and industrial loans of 0.7 years and 1.2 years, respectively, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans of 0.8 years and 1.2 years, respectively, and for residential real estate loans of 11.4 years and 9.1 years, respectively.

Modified loans to borrowers experiencing financial difficulty are subject to the allowance for credit losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and industrial loans and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. Loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023 and for which there was a subsequent payment default during that period were not material. The following table summarizes the payment status, at March 31, 2024, of loans that were modified during the twelve-month period ended March 31, 2024.

	Payment status at March 31, 2024 (amortized cost)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (a)	Total
Twelve Months Ended March 31, 2024
Commercial and industrial	$310	$7	$10	$327
Real estate:
Commercial	715	33	24	772
Residential builder and developer	14	39	—	53
Other commercial construction	534	5	—	539
Residential (b)	112	35	30	177
Residential — limited documentation	6	2	—	8
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,693	$121	$64	$1,878

(a) Predominantly loan modifications with payment deferrals.

(b) Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $30 million and as past due 90 days or more of $27 million.

The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $38 million and $39 million at March 31, 2024 and December 31, 2023, respectively. There were $165 million and $170 million at March 31, 2024 and December 31, 2023, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at March 31, 2024, approximately 35% were government guaranteed.

At March 31, 2024, approximately $14.9 billion of commercial and industrial loans, including leases, $16.2 billion of commercial real estate loans, $18.6 billion of one-to-four family residential real estate loans, $2.6 billion of home equity loans and lines of credit and $10.9 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from FHLB and the FRB of New York. At December 31, 2023, approximately $13.4 billion of commercial and industrial loans, including leases, $16.4 billion of commercial real estate loans, $18.8 billion of one-to-four family residential real estate loans, $2.6 billion of home equity loans and lines of credit and $11.0 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York as described in note 5.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. Borrowings

(Dollars in millions)	March 31, 2024	December 31, 2023
Short-term borrowings
Federal funds purchased and repurchase agreements	$295	$316
FHLB advances	4,500	5,000
Total short-term borrowings	$4,795	$5,316

Long-term borrowings
Senior notes - M&T	$3,276	$2,482
Senior notes - M&T Bank	3,743	3,741
FHLB advances	2,005	5
Subordinated notes - M&T	75	76
Subordinated notes - M&T Bank	866	873
Junior subordinated debentures - M&T	541	540
Asset-backed notes	934	474
Other	10	10
Total long-term borrowings	$11,450	$8,201

In February 2024, M&T Bank advanced $2.0 billion from the FHLB of New York which matures in February 2025 at a variable rate of SOFR plus 25 basis points payable quarterly until maturity. In March 2024, M&T issued $850 million of senior notes that mature in March 2032 and pay a 6.082% fixed rate semi-annually until March 2031 after which SOFR plus 2.26% will be paid quarterly until maturity. Also in March 2024, M&T Bank issued asset-backed notes secured by automobile loans. A total of $511 million of such notes were purchased by third parties. Those asset-backed notes had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 5.29% at the time of securitization. Further information about this financing transaction is provided in note 11.

M&T Bank had secured borrowing facilities available with the FHLB of New York and the FRB of New York totaling approximately $14.6 billion and $18.4 billion, respectively, at March 31, 2024. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

6. Revenue from contracts with customers

The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At March 31, 2024 and December 31, 2023, the Company had $63 million and $68 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in "accrued interest and other assets" in the Company’s Consolidated Balance Sheet. In certain situations, the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At March 31, 2024 and December 31, 2023, the Company had deferred revenue of $52 million and $54 million, respectively, related to the sources in the accompanying tables recorded in "accrued interest and other liabilities" in the Consolidated Balance Sheet.

The following tables summarize sources of the Company’s noninterest income during the three-month periods ended March 31, 2024 and 2023 that are subject to the revenue recognition accounting guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Three Months Ended March 31, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$40	$84	$—	$124
Trust income	1	—	159	160
Brokerage services income	2	—	27	29
Other revenues from operations:
Merchant discount and credit card interchange fees	17	20	—	37
Other	8	7	2	17
	$68	$111	$188	$367

Three Months Ended March 31, 2023
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$34	$79	$—	$113
Trust income	—	—	194	194
Brokerage services income	2	—	22	24
Other revenues from operations:
Merchant discount and credit card interchange fees	17	20	—	37
Other	6	8	1	15
	$59	$107	$217	$383

7. Pension plans and other postretirement benefits

The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
Service cost	$2	$3	$—	$—
Interest cost on projected benefit obligation	29	29	1	1
Expected return on plan assets	(51)	(51)	—	—
Amortization of net actuarial gain	—	(1)	(1)	(1)
Net periodic benefit	$(20)	$(20)	$—	$—

Service cost is reflected in "salaries and employee benefits" and the other components of net periodic benefit cost are reflected in "other costs of operations" in the Consolidated Statement of Income. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $45 million and $44 million for the three months ended March 31, 2024 and 2023, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8. Earnings per common share

The computations of basic earnings per common share follow:

	Three Months Ended March 31,
(Dollars in millions, except per share, shares in thousands)	2024	2023
Income available to common shareholders:
Net income	$531	$702
Less: Preferred stock dividends	(25)	(25)
Net income available to common equity	506	677
Less: Income attributable to unvested stock-based compensation awards	(1)	(1)
Net income available to common shareholders	$505	$676
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,738	168,010
Less: Unvested stock-based compensation awards	(278)	(278)
Weighted-average shares outstanding	166,460	167,732

Basic earnings per common share	$3.04	$4.03

The computations of diluted earnings per common share follow:

	Three Months Ended March 31,
(Dollars in millions, except per share, shares in thousands)	2024	2023
Net income available to common equity	$506	$677
Less: Income attributable to unvested stock-based compensation awards	(1)	(1)
Net income available to common shareholders	$505	$676
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,738	168,010
Less: Unvested stock-based compensation awards	(278)	(278)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	624	678
Adjusted weighted-average shares outstanding	167,084	168,410

Diluted earnings per common share	$3.02	$4.01

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

Stock-based compensation awards to purchase common stock of M&T representing 1,328,190 common shares and 1,367,054 common shares during the three months ended March 31, 2024 and 2023, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Investment	Cash Flow	Defined Benefit		Total Amount		Income
(Dollars in millions)	Securities	Hedges	Plans	Other	Before Tax		Tax	Net
Balance — January 1, 2024	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(13)	—	—	—	(13)		2	(11)
Foreign currency translation adjustment	—	—	—	(2)	(2)		—	(2)
Unrealized losses on cash flow hedges	—	(243)	—	—	(243)		60	(183)
Total other comprehensive income (loss) before reclassifications	(13)	(243)	—	(2)	(258)		62	(196)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Losses realized in net income	1	—	—	—	1		—	1
Net yield adjustment from cash flow hedges currently in effect	—	87	—	—	87	(a)	(21)	66
Amortization of actuarial losses	—	—	(1)	—	(1)	(b)	—	(1)
Total other comprehensive income (loss)	(12)	(156)	(1)	(2)	(171)		41	(130)
Balance — March 31, 2024	$(263)	$(359)	$(156)	$(9)	$(787)		$198	$(589)

Balance — January 1, 2023	$(444)	$(336)	$(273)	$(13)	$(1,066)		$276	$(790)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	89	—	—	—	89		(24)	65
Foreign currency translation adjustment	—	—	—	2	2		(1)	1
Unrealized losses on cash flow hedges	—	51	—	—	51		(13)	38
Total other comprehensive income (loss) before reclassifications	89	51	—	2	142		(38)	104
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	59	—	—	59	(a)	(16)	43
Amortization of actuarial losses	—	—	(2)	—	(2)	(b)	—	(2)
Total other comprehensive income (loss)	89	110	(2)	2	199		(54)	145
Balance — March 31, 2023	$(355)	$(226)	$(275)	$(11)	$(867)		$222	$(645)

(a)
Included in "interest income" in the Consolidated Statement of Income.
(b)
Included in "other costs of operations" in the Consolidated Statement of Income.

Accumulated other comprehensive income (loss), net consisted of the following:

			Defined
	Investment	Cash Flow	Benefit
(Dollars in millions)	Securities	Hedges	Plans	Other	Total
Balance — December 31, 2023	$(187)	$(151)	$(115)	$(6)	$(459)
Net loss during period	(10)	(117)	(1)	(2)	(130)
Balance — March 31, 2024	$(197)	$(268)	$(116)	$(8)	$(589)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments

As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of March 31, 2024.

The net effect of interest rate swap agreements was to decrease net interest income by $100 million and $69 million during the three-month periods ended March 31, 2024 and 2023, respectively.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

		Average	Weighted-		Estimated
	Notional	Maturity	Average Rate		Fair Value
(Dollars in millions)	Amount	(In years)	Fixed	Variable	Gain (Loss) (a)
March 31, 2024
Fair value hedges:
Fixed rate long-term borrowings (b) (c)	$3,850	5.9	3.48%	5.51%	$—
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (d)	23,427	1.7	3.38	5.33	2
Total	$27,277	2.3			$2
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings (b) (e)	$3,000	5.8	3.45%	5.62%	$(1)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (f)	23,977	1.7	3.45	5.36	11
Total	$26,977	2.2			$10

(a)
Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $104 million at March 31, 2024 and $43 million at December 31, 2023. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $361 million at March 31, 2024 and $214 million at December 31, 2023.
(b)
Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)
Includes notional amount and terms of $1.8 billion of forward-starting interest rate swap agreements that become effective in 2025.
(d)
Includes notional amount and terms of $6.0 billion of forward-starting interest rate swap agreements that become effective in 2024 and 2025.
(e)
Includes notional amount and terms of $1.0 billion of forward-starting interest rate swap agreements that become effective in 2025.
(f)
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

Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $43.4 billion and $44.4 billion at March 31, 2024 and December 31, 2023, respectively. The notional amounts of foreign exchange and other option and futures contracts not designated as hedging instruments aggregated $1.7 billion and $1.5 billion at March 31, 2024 and December 31, 2023, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10. Derivative financial instruments, continued

Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2024	2023	2024	2023
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$3	$12	$1	$2
Commitments to sell real estate loans	11	6	1	8
	14	18	2	10
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	6	15	36	32
Commitments to sell real estate loans	40	35	2	3
	46	50	38	35
Other:
Interest rate contracts (b)	243	237	1,019	879
Foreign exchange and other option and futures contracts	15	19	13	19
	258	256	1,032	898
Total derivatives	$318	$324	$1,072	$943

(a)
Asset derivatives are reported in "accrued interest and other assets" and liability derivatives are reported in "accrued interest and other liabilities" in the Consolidated Balance Sheet.
(b)
The impact of variation margin payments at March 31, 2024 and December 31, 2023 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $893 million and $783 million, respectively, as of each period end, and in a liability position of $16 million and $32 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31,
	2024		2023
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(60)	$60	$12	$(12)
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$3		$8
Foreign exchange and other option and futures contracts (b)	4		4
Total	$7		$12

(a)
Reported as an adjustment to "interest expense" in the Consolidated Statement of Income.
(b)
Reported as "trading account and other non-hedging derivative gains" in the Consolidated Statement of Income.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$3,742	$2,954	$(104)	$(44)

The amount of interest income recognized in the Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $87 million and $59 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the unrealized net loss recognized in other comprehensive income related to cash flow hedges was $359 million, of which losses of $1 million, $227 million, $129 million and $2 million relate to interest rate swap agreements maturing in 2024, 2025, 2026 and 2027, respectively.

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

The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements and the related collateral posted, was not material at each of March 31, 2024 and December 31, 2023. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on March 31, 2024 was not material.

The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $232 million at March 31, 2024 and $179 million at December 31, 2023. Counterparties posted collateral relating to those positions of $231 million at March 31, 2024 and $179 million at December 31, 2023, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $146 million and $129 million at March 31, 2024 and December 31, 2023, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.

11. Variable interest entities and asset securitizations

The Company’s securitization activity includes securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any material losses as a result of having securitized assets.

In March 2024, M&T Bank issued asset-backed notes secured by automobile loans. Approximately $526 million of such loans were sold into a special purpose trust which in turn issued asset-backed notes to investors. The loans continue to be serviced by the Company. A total of $511 million of such notes, representing the senior-most notes in the securitization, were purchased by third parties. Those asset-backed notes had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 5.29% at the time of securitization. Additionally, $15 million of certificates representing the residual interests of the trust were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans, the Company is considered to be the primary beneficiary of the securitization trust and, accordingly, the trust has been included in the Company's consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

M&T has issued junior subordinated debentures payable to various trusts that have issued preferred capital securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2024 and December 31, 2023, the Company included the junior subordinated debentures as “long-term borrowings” in its Consolidated Balance Sheet and recognized $22 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities.

The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $9.8 billion at each of March 31, 2024 and December 31, 2023. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. The Company's investments in qualified affordable housing projects are accounted for using the proportional amortization method whereby those investments are amortized to "income taxes" in the Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. Effective January 1, 2024, the Company adopted amended guidance which permits an election to account for other tax equity investments using the proportional amortization method if certain conditions are met. The Company has elected to apply the proportional amortization method to eligible renewable energy and certain other tax credit investments in addition to the low income housing tax credit investments for which the proportional amortization method had previously been applied. Information on the Company’s carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table:

(Dollars in millions)	March 31, 2024	December 31, 2023
Affordable housing projects:
Carrying amount (a)	$1,323	$1,340
Amount of future funding commitments included in carrying amount (b)	379	410
Contingent commitments	55	55
Renewable energy:
Carrying amount (a)	79	80
Amount of future funding commitments included in carrying amount (b)	49	31
Other:
Carrying amount (a)	40	41
Amount of future funding commitments included in carrying amount (b)	—	—

(a)
Included in "accrued interest and other assets" in the Consolidated Balance Sheet.
(b)
Included in "accrued interest and other liabilities" in the Consolidated Balance Sheet.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11. Variable interest entities and asset securitizations, continued

The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $7 million (net of $43 million of investment amortization) and $6 million (net of $41 million of investment amortization) for the three months ended March 31, 2024 and 2023, respectively. The net reduction to income tax expense has been reported in "net change in other accrued income and expense" in the Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at March 31, 2024 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $11 million and $8 million for the three months ended March 31, 2024 and 2023, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of March 31, 2024 was $2.2 billion, including possible recapture of certain tax credits.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

12. Fair value measurements

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2024.

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

The following tables present assets and liabilities at March 31, 2024 and December 31, 2023 measured at estimated fair value on a recurring basis:

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3 (a)
March 31, 2024
Trading account	$99	$99	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,719	—	7,719	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	1,343	—	1,343	—
Residential	2,910	—	2,910	—
Other debt securities	162	—	162	—
	12,134	—	12,134	—
Equity securities	356	343	13	—
Real estate loans held for sale	728	—	728	—
Other assets (b)	318	—	312	6
Total assets	$13,635	$442	$13,187	$6
Other liabilities (b)	$1,072	$—	$1,036	$36
Total liabilities	$1,072	$—	$1,036	$36

December 31, 2023
Trading account	$106	$101	$5	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,705	—	7,705	—
Mortgage-backed securities:
Government issued or guaranteed
Commercial	416	—	416	—
Residential	2,154	—	2,154	—
Other debt securities	165	—	165	—
	10,440	—	10,440	—
Equity securities	268	258	10	—
Real estate loans held for sale	379	—	379	—
Other assets (b)	324	—	309	15
Total assets	$11,517	$359	$11,143	$15
Other liabilities (b)	$943	$—	$911	$32
Total liabilities	$943	$—	$911	$32

(a)
Significant unobservable inputs used in the fair value measurement of commitments to originate real estate loans held for sale included weighted-average commitment expirations of 8% at March 31, 2024 and 5% at December 31, 2023. An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.
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

Loans

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial and industrial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were in the range of 10% to 90% with a weighted-average of 38% at March 31, 2024. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at March 31, 2024 was 46%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $1.0 billion at March 31, 2024 ($312 million and $707 million of which were classified as Level 2 and Level 3, respectively), $923 million at December 31, 2023 ($234 million and $689 million of which were classified as Level 2 and Level 3, respectively) and $670 million at March 31, 2023 ($374 million and $296 million of which were classified as Level 2 and Level 3, respectively). Changes in the fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2024 and 2023 were decreases of $175 million and $69 million for the three-month periods ended March 31, 2024 and 2023, respectively.

Assets taken in foreclosure of defaulted loans

Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken into foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of March 31, 2024 and 2023. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month periods ended March 31, 2024 and 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

Capitalized servicing rights

Capitalized servicing rights are initially measured at fair value in the Company’s Consolidated Balance Sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans required no valuation allowance at each of March 31, 2024, December 31, 2023 and March 31, 2023.

Disclosures of fair value of financial instruments

The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Consolidated Balance Sheet are presented in the following tables:

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$1,695	$1,695	$1,396	$299	$—
Interest-bearing deposits at banks	32,144	32,144	—	32,144	—
Investment securities held to maturity	15,078	13,865	—	13,821	44
Loans and leases, net	132,782	129,771	—	7,354	122,417
Financial liabilities:
Time deposits	20,279	20,236	—	20,236	—
Short-term borrowings	4,795	4,795	—	4,795	—
Long-term borrowings	11,450	11,370	—	11,370	—

December 31, 2023
Financial assets:
Cash and cash equivalents	1,731	1,731	1,668	63	—
Interest-bearing deposits at banks	28,069	28,069	—	28,069	—
Investment securities held to maturity	15,330	14,308	—	14,262	46
Loans and leases, net	131,939	129,138	—	7,240	121,898
Financial liabilities:
Time deposits	20,759	20,715	—	20,715	—
Short-term borrowings	5,316	5,316	—	5,316	—
Long-term borrowings	8,201	8,107	—	8,107	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED

12. Fair value measurements, continued

With the exception of marketable securities and mortgage loans originated for sale, the Company's financial instruments presented in the preceding tables are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of GAAP that require disclosures of fair value of financial instruments, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.

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

	March 31,	December 31,
(Dollars in millions)	2024	2023
Commitments to extend credit:
Commercial and industrial	$28,439	$28,566
Commercial real estate loans to be sold	451	916
Other commercial real estate	4,413	5,019
Residential real estate loans to be sold	211	163
Other residential real estate	393	331
Home equity lines of credit	8,080	8,109
Credit cards	5,651	5,578
Other	389	413
Standby letters of credit	2,230	2,289
Commercial letters of credit	56	62
Financial guarantees and indemnification contracts	4,129	4,036
Commitments to sell real estate loans	1,329	1,400

Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.4 billion and $12.3 billion at March 31, 2024 and December 31, 2023, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

13. Commitments and contingencies, continued

Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae DUS program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.0 billion and $3.9 billion at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the Company estimated that the recourse obligations described above were not material to the Company's consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.

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

The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2024, the Company's estimated obligation to loan purchasers was not material to the Company’s consolidated financial position.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of March 31, 2024. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

In February 2024, the FDIC notified member banks that the loss estimate attributable to certain failed banks in 2023 was approximately $20.4 billion, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule. The FDIC also indicated that through the receivership of one of the failed banks, it had estimated residual interests in securities that were sold into trusts that could potentially reduce that loss estimate in the amount of $1.7 billion. The FDIC is expected to provide an updated estimate of the Company's special assessment amount with its first quarter 2024 invoice, which is anticipated to be received in June 2024. Reflecting the update to the loss estimate and related residual interest, the Company recorded an expense of $29 million in the Consolidated Statement of Income in the first quarter of 2024 in addition to the $197 million recorded in the fourth quarter of 2023, resulting in an accrued liability recorded in "accrued interest and other liabilities" in the Company's Consolidated Balance Sheet of $226 million at March 31, 2024 and $197 million at December 31, 2023. The FDIC has indicated that the amount of the special assessment will be adjusted as its loss estimates change.

NOTES TO FINANCIAL STATEMENTS, CONTINUED

14. Segment information

Reportable segments have been determined based upon the Company's organizational structure and its internal profitability reporting system, which is organized by strategic business unit. The reportable segments are Commercial Bank, Retail Bank and Institutional Services and Wealth Management.

The financial information of the Company's segments was compiled utilizing the accounting policies described in note 23 of Notes to Financial Statements in the 2023 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

Information about the Company's segments follows:

	Three Months Ended March 31,
	2024				2023
(Dollars in millions)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets
Commercial Bank	$699	$2	$201	$81,083	$811	$2	$333	$79,034
Retail Bank	1,268	—	446	52,232	1,234	—	452	51,293
Institutional Services and Wealth Management	377	3	128	3,636	390	3	110	3,655
All Other	(84)	(5)	(244)	74,527	(30)	(5)	(193)	68,617
Total	$2,260	$—	$531	$211,478	$2,405	$—	$702	$202,599

(a)
Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $12 million and $14 million for the three-month periods ended March 31, 2024 and 2023 and is eliminated in "All Other" total revenues.

15. Relationship with BLG and Bayview Financial

M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at March 31, 2024 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in "other revenues from operations" in the Consolidated Statement of Income. That income totaled $25 million and $20 million for the three-month periods ended March 31, 2024 and 2023, respectively.

Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.1 billion and $1.2 billion at March 31, 2024 and December 31, 2023, respectively. Revenues from those servicing rights were $1 million and $2 million in the three-month periods ended March 31, 2024 and 2023, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $112.0 billion and $115.3 billion at March 31, 2024 and December 31, 2023, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $32 million in each of the three-month periods ended March 31, 2024 and 2023. In addition, the Company held $41 million and $42 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2024 and December 31, 2023, respectively, that were securitized by Bayview Financial. At March 31, 2024, the Company held $674 million of Bayview Financial's $3.7 billion syndicated loan facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and other information included in this Quarterly Report on Form 10-Q as well as with M&T's 2023 Annual Report. Information regarding the Company's business, its supervision and regulation and potential risks and uncertainties that may affect the Company's business, financial condition, liquidity and results of operations are also included in M&T's 2023 Annual Report.

As described in note 1 of Notes to Financial Statements in M&T's 2023 Annual Report, certain financial reporting changes became effective in the fourth quarter of 2023. Prior periods have been presented in conformity with the new classifications.

Overview

The Company's results of operations for the first quarter of 2024 reflect an elevated interest rate environment which has led to higher costs of interest-bearing liabilities that have modestly outpaced increased yields on the Company's earning assets and an elevated level of provision for credit losses. The FOMC hiked its federal funds target rate four times in the first three quarters of 2023, totaling 100 basis points, but has not adjusted that rate since. Included in each of the first quarters of 2024 and 2023 results were seasonal salaries and employee benefits expenses of $99 million. Results for the first quarter of 2024 also included a $29 million estimated increase in the Company's FDIC special assessment. In the fourth quarter of 2023, an estimate of the FDIC special assessment for M&T of $197 million was recorded in the Consolidated Statement of Income. Additional information about the FDIC special assessment is included in note 13 of Notes to Financial Statements. A summary of financial results for the Company is provided below:

SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions, except per share)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Net interest income	$1,680	$1,722	$(42)	-2%	$1,680	$1,818	$(138)	-8%
Taxable-equivalent adjustment (a)	12	13	(1)	-2	12	14	(2)	-6
Net interest income (taxable-equivalent basis) (a)	1,692	1,735	(43)	-2	1,692	1,832	(140)	-8
Provision for credit losses	200	225	(25)	-11	200	120	80	67
Other income	580	578	2	—	580	587	(7)	-1
Other expense	1,396	1,450	(54)	-4	1,396	1,359	37	3
Net income	531	482	49	10	531	702	(171)	-24
Per common share data:
Basic earnings	3.04	2.75	0.29	11	3.04	4.03	(0.99)	-25
Diluted earnings	3.02	2.74	0.28	10	3.02	4.01	(0.99)	-25
Performance ratios, annualized
Return on:
Average assets	1.01%	.92%			1.01%	1.40%
Average common shareholders’ equity	8.14	7.41			8.14	11.74
Net interest margin	3.52	3.61			3.52	4.04

(a)
Net interest income data are presented on a taxable-equivalent basis which is a non-GAAP measure. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 25%.

The increase in net income in the recent quarter as compared with the fourth quarter of 2023 resulted from the following:

•
Net interest income on a taxable-equivalent basis declined $43 million reflecting a narrowing of the net interest margin by 9 basis points.
•
Provision for credit losses declined $25 million reflecting a modest improvement in economic forecasts, partially offset by an increase in criticized commercial and industrial loans.
•
Other expenses declined $54 million reflecting a $29 million FDIC assessment in the recent quarter as compared with $197 million in the fourth quarter of 2023, partially offset by seasonally higher salaries and employee benefits expenses.

The decrease in net income in the first quarter of 2024 as compared with 2023's initial quarter reflects the following:

•
Taxable-equivalent net interest income in the first quarter of 2024 declined $140 million, or 8%, when compared with the first quarter of 2023, reflecting a narrowing of the net interest margin by 52 basis points.
•
The comparatively higher provision for credit losses in the recent quarter as compared with the first quarter of 2023 reflects declines in commercial real estate values and higher interest rates contributing to a deterioration in the performance of loans to commercial borrowers, including nonautomotive finance dealers and healthcare facilities, and growth in loans to certain sectors of the Company's commercial and industrial and consumer loan portfolios.
•
Noninterest income in the first quarter of 2024 declined $7 million as compared with 2023's initial quarter. Lower trust income reflecting the CIT divestiture in April 2023 was partially offset by higher mortgage banking revenues and an increase in service charges on commercial deposit accounts.
•
Noninterest expenses, excluding the increased FDIC special assessment, rose modestly from 2023's initial quarter. Higher levels of salaries and employee benefits expense, outside data processing and software expense and other costs of operations were partially offset by lower professional and other services, reflecting the CIT divestiture, and lower advertising and marketing costs.

The Company's effective tax rate was 20.0% in the first quarter of 2024, compared with 22.9% in the fourth quarter of 2023 and 24.2% in the first quarter of 2023. The first quarter of 2024 income tax expense reflects a net discrete benefit related to the resolution of a tax matter inherited from the acquisition of People's United.

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

SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions, except per share data)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Net operating income	$543	$494	$49	10%	$543	$715	$(172)	-24%
Diluted net operating earnings per share	3.09	2.81	0.28	10	3.09	4.09	(1.00)	-24
Return on:
Average tangible assets	1.08%	.98%			1.08%	1.49%
Average tangible common equity	12.67	11.70			12.67	19.00
Efficiency ratio	60.8	62.1			60.8	55.5
Tangible equity per common share (a)	$99.54	$98.54	$1.00	1%	$99.54	$88.81	$10.73	12%

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

Taxable-equivalent Net Interest Income

Interest income earned on certain of the Company's assets is exempt from federal income tax. Taxable-equivalent net interest income is a non-GAAP measure that adjusts income earned on a tax-exempt asset to present it on an equivalent basis to interest income earned on a fully taxable asset. The Company's average balance sheets accompanied by the annualized taxable-equivalent interest income and expense and the average rate on the Company's earning assets and interest-bearing liabilities are presented as follows.

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	2024 First Quarter			2023 Fourth Quarter			2023 Third Quarter
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans and leases, net of unearned discount (a):
Commercial and industrial	$56,821	$987	6.99%	$55,420	$979	7.01%	$54,567	$943	6.86%
Commercial real estate	32,696	526	6.36	33,455	560	6.54	34,288	570	6.50
Residential real estate	23,136	247	4.28	23,339	248	4.25	23,573	244	4.14
Consumer	21,143	343	6.54	20,556	332	6.42	20,189	313	6.16
Total loans and leases, net	133,796	2,103	6.32	132,770	2,119	6.33	132,617	2,070	6.19
Interest-bearing deposits at banks	30,647	419	5.49	30,153	416	5.48	26,657	363	5.40
Trading account	105	1	3.42	123	1	3.80	136	1	4.05
Investment securities (b):
U.S. Treasury and federal agencies	24,625	191	3.11	23,675	173	2.90	24,166	177	2.90
Obligations of states and political subdivisions	2,489	23	3.77	2,507	24	3.75	2,527	24	3.70
Other	1,473	20	5.54	1,308	20	6.04	1,300	21	6.51
Total investment securities	28,587	234	3.30	27,490	217	3.13	27,993	222	3.14
Total earning assets	193,135	2,757	5.74	190,536	2,753	5.73	187,403	2,656	5.62
Allowance for credit losses	(2,156)			(2,073)			(1,998)
Cash and due from banks	1,687			1,634			1,730
Other assets	18,812			18,655			18,656
Total assets	$211,478			$208,752			$205,791
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$94,867	$615	2.61%	$93,365	$606	2.58%	$89,274	$494	2.20%
Time deposits	20,583	225	4.41	21,224	230	4.30	19,528	202	4.09
Total interest-bearing deposits	115,450	840	2.93	114,589	836	2.90	108,802	696	2.54
Short-term borrowings	6,228	84	5.42	5,156	69	5.27	5,346	69	5.16
Long-term borrowings	9,773	141	5.81	7,901	113	5.70	7,240	101	5.52
Total interest-bearing liabilities	131,451	1,065	3.26	127,646	1,018	3.17	121,388	866	2.83
Noninterest-bearing deposits	48,615			50,124			53,886
Other liabilities	4,393			4,482			4,497
Total liabilities	184,459			182,252			179,771
Shareholders’ equity	27,019			26,500			26,020
Total liabilities and shareholders’ equity	$211,478			$208,752			$205,791
Net interest spread			2.48			2.56			2.79
Contribution of interest-free funds			1.04			1.05			1.00
Net interest income/margin on earning assets		$1,692	3.52%		$1,735	3.61%		$1,790	3.79%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale securities at amortized cost.

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	2023 Second Quarter			2023 First Quarter
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans and leases, net of unearned discount (a):
Commercial and industrial	$54,572	$901	6.63%	$52,510	$816	6.30%
Commercial real estate	34,903	563	6.38	35,245	519	5.89
Residential real estate	23,781	244	4.10	23,770	235	3.96
Consumer	20,289	298	5.88	20,487	287	5.67
Total loans and leases, net	133,545	2,006	6.02	132,012	1,857	5.70
Interest-bearing deposits at banks	23,617	302	5.14	24,312	277	4.64
Trading account	151	1	2.66	123	1	2.32
Investment securities (b):
U.S. Treasury and federal agencies	24,630	179	2.92	23,795	167	2.85
Obligations of states and political subdivisions	2,555	24	3.71	2,570	24	3.75
Other	1,438	18	4.83	1,257	15	4.38
Total investment securities	28,623	221	3.09	27,622	206	3.00
Total earning assets	185,936	2,530	5.46	184,069	2,341	5.16
Allowance for credit losses	(1,985)			(1,938)
Cash and due from banks	1,747			1,952
Other assets	18,678			18,516
Total assets	$204,376			$202,599
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$87,210	$369	1.69%	$88,053	$277	1.28%
Time deposits	16,009	150	3.77	11,630	89	3.11
Total interest-bearing deposits	103,219	519	2.02	99,683	366	1.49
Short-term borrowings	7,539	96	5.11	4,994	58	4.69
Long-term borrowings	7,516	102	5.43	6,511	85	5.27
Total interest-bearing liabilities	118,274	717	2.43	111,188	509	1.86
Noninterest-bearing deposits	56,180			61,854
Other liabilities	4,237			4,180
Total liabilities	178,691			177,222
Shareholders’ equity	25,685			25,377
Total liabilities and shareholders’ equity	$204,376			$202,599
Net interest spread			3.03			3.30
Contribution of interest-free funds			.88			.74
Net interest income/margin on earning assets		$1,813	3.91%		$1,832	4.04%

(a)
Includes nonaccrual loans.
(b)
Includes available-for-sale securities at amortized cost.

Expressed on a taxable-equivalent basis net interest income was $1.69 billion in the first quarter of 2024, compared with $1.74 billion and $1.83 billion, respectively, in the fourth and first quarters of 2023. The decrease in net interest income in the recent quarter reflects a 9 basis point reduction from the fourth quarter of 2023 and a 52 basis point reduction from the year-earlier quarter of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, to 3.52% in the recent quarter. The lower net interest margin in the first quarter of 2024 compared with the fourth and first quarters of 2023 predominantly reflects a comparatively higher interest rate environment, which has resulted in increases in rates paid on interest-bearing deposit products and borrowings outpacing increases in yields on the Company's interest-earning assets. Although the FOMC has not raised its federal funds target rate since July 2023, interest rates have remained elevated and the Company has experienced increased competition for customer deposits in the marketplace and a mix shift in those deposits toward higher cost interest-bearing products, including time deposits. The Company has also altered its use of other funding sources including borrowings and placement of brokered deposits. Average short-term and long-term borrowings in the recent quarter collectively rose by $2.9 billion, or 23%, while average brokered deposits decreased $736 million, or 5%, from the fourth quarter of 2023. As compared with the first quarter of 2023, average short-term and long-term borrowings collectively rose by $4.5 billion, or 39%, and average brokered deposits increased $5.2 billion, or 64% in the recent quarter.

Lending Activities

The following table summarizes average loans and leases outstanding in the first quarter of 2024 and percentage changes in the major components of the portfolio over comparable periods.

AVERAGE LOANS AND LEASES

		Percent Change from
(Dollars in millions)	First Quarter 2024	Fourth Quarter 2023	First Quarter 2023
Commercial and industrial	$56,821	3%	8%
Commercial real estate	32,696	-2	-7
Residential real estate	23,136	-1	-3
Consumer:
Recreational finance	10,306	5	13
Automobile	4,177	6	-6
Home equity lines and loans	4,597	-1	-7
Other	2,063	-2	3
Total consumer	21,143	3	3
Total	$133,796	1%	1%

Average loans and leases totaled $133.8 billion in the first quarter of 2024, up $1.0 billion or 1% from the fourth quarter of 2023.

•
Commercial and industrial loans and leases averaged $56.8 billion in the recent quarter, up $1.4 billion from the fourth quarter of 2023 reflecting growth which spanned most industry types.
•
Average commercial real estate loans were $32.7 billion in the first quarter of 2024, $759 million lower than the final quarter of 2023 reflecting declines of $296 million in average construction loans and $463 million in average permanent commercial real estate loans.
•
Average residential real estate loans decreased $203 million to $23.1 billion in the first quarter of 2024 as compared with the fourth quarter of 2023, largely attributable to customer payments on loans held for investment.
•
Consumer loans averaged $21.1 billion in the first quarter of 2024 or $587 million higher than the fourth quarter of 2023. That growth reflected an increase in average balances of $452 million and $247 million in M&T's portfolio of recreational finance loans and automobile loans, respectively.

Average loans and leases increased $1.8 billion or 1% from $132.0 billion in the similar quarter of 2023.

•
Average commercial and industrial loans and leases increased $4.3 billion from the year-earlier quarter predominantly reflecting growth in loans to financial and insurance industry customers and to motor vehicle and recreational finance dealers.
•
Average commercial real estate loans decreased $2.5 billion in the recent quarter as compared with the first quarter of 2023 reflecting decreases of $1.0 billion in average construction loans and $1.5 billion in average permanent commercial real estate loans.
•
Average residential real estate loans decreased $634 million in the first quarter of 2024 from the year-earlier quarter. That decrease was largely attributable to customer payments on loans held for investment. In the first quarter of 2023, the Company returned to originating for sale the majority of its newly originated residential mortgage loans.
•
Average consumer loans in the first quarter of 2024 increased $656 million from the year-earlier quarter. That growth reflected higher average balances of $1.2 billion of recreational finance loans, partially offset by declines of $252 million and $332 million in average balances of automobile loans and home equity loans and lines of credit, respectively.

Investing Activities

The investment securities portfolio averaged $28.6 billion in the first quarter of 2024, up $1.1 billion and $965 million from the fourth and first quarters of 2023, respectively. The higher average balance in the recent quarter when compared with the fourth quarter of 2023 and year-earlier quarter reflects the purchase of $4.1 billion of debt securities during the three-month period ended March 31, 2024. Those purchases were predominantly U.S. Treasury notes and fixed rate government issued or guaranteed mortgage-backed securities. There were no significant sales of investment securities during the three months ended March 31, 2024, December 31, 2023 and March 31, 2023. The Company routinely increases and decreases its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.

The investment securities portfolio is largely comprised of government issued or guaranteed residential mortgage-backed securities and shorter-term U.S. Treasury and federal agency notes, but also includes commercial mortgage-backed securities and municipal securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of movements in interest rates and spreads, changes in liquidity needs, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.

The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in any of the three months ended March 31, 2024, December 31, 2023 and March 31, 2023. A further discussion of fair values of investment securities is included herein under the heading "Capital." Additional information about the investment securities portfolio is included in notes 3 and 12 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $30.8 billion in the recently completed quarter, compared with $30.3 billion and $24.4 billion during the three months ended December 31, 2023 and March 31, 2023, respectively. Interest-bearing deposits at banks averaged $30.6 billion, $30.2 billion and $24.3 billion during the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The amounts of interest-bearing deposits at banks at those respective dates were predominantly comprised of deposits held at the FRB of New York. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits and additions to or maturities of investment securities or borrowings.

Funding Activities - Deposits

The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits totaled $147.4 billion, or 76% of average earning assets, for the quarter ended March 31, 2024, compared with $147.6 billion, or 77%, and $152.0 billion, or 83%, for the quarters ended December 31, 2023 and March 31, 2023, respectively. The lower level of core deposits in the two most recent quarters as compared with the first quarter of 2023 reflects a shift in the mix of funding sources, including from other deposit sources such as branch-related time deposits over $250,000 and brokered deposits. Brokered savings and interest-bearing transaction accounts and brokered time deposit accounts averaged $8.0 billion and $5.2 billion, respectively, in the recent quarter, compared with $6.7 billion and $7.3 billion, respectively, in the fourth quarter of 2023 and $3.4 billion and $4.6 billion, respectively, in the first quarter of 2023. Additional brokered deposits may be added in the future depending on market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at that time. The following table provides an analysis of quarterly changes in the components of average deposits.

AVERAGE DEPOSITS

		Percent Change from
(Dollars in millions)	First Quarter 2024	Fourth Quarter 2023	First Quarter 2023
Noninterest-bearing deposits	$48,615	-3%	-21%
Savings and interest-checking deposits	86,837	—	3
Time deposits of $250,000 or less	11,985	11	117
Total core deposits	147,437	—	-3

Time deposits greater than $250,000	3,405	7	130
Brokered deposits	13,223	-5	64
Total deposits	$164,065	—%	2%

Deposits averaged $164.1 billion in the recent quarter, a $648 million decline from $164.7 billion in the fourth quarter of 2023.

•
Average core deposits decreased nominally from the fourth quarter of 2023 reflecting a stabilization of customer deposits in the higher rate environment.
•
The decrease in average brokered deposits in the recent quarter reflected a mix shift in the Company's wholesale funding strategies. Average brokered time deposits decreased $2.1 billion to $5.2 billion in the recent quarter from $7.3 billion in the fourth quarter of 2023 and the rates paid on those deposits averaged 5.01% and 4.97%, respectively. Average brokered savings and interest-bearing transaction accounts increased $1.3 billion to $8.0 billion in the recent quarter from $6.7 billion in the fourth quarter of 2023 and the rates paid on those deposits averaged 4.78% and 4.66%, respectively. The rate paid on total non-brokered interest-bearing deposits was 2.67% in the first quarter of 2024, compared with 2.62% in the fourth quarter of 2023.

Average deposits increased $2.5 billion from $161.5 billion in the year-earlier quarter.

•
The decrease in average core deposits in the recent quarter as compared with the year-earlier quarter reflects the impact of an elevated interest rate environment that influenced customers to seek higher rate alternatives, including a shift from noninterest-bearing deposit accounts to commercial sweep products and time deposits over $250,000.
•
The increase in average brokered deposits in the recent quarter as compared with the first quarter of 2023 reflects the Company's liquidity management and funding strategies during a period of rising interest rates, partially offset by the maturity of some brokered time deposits in the recent quarter. The Company had brokered savings and interest-bearing transaction accounts and brokered time deposits that averaged $3.4 billion and $4.6 billion, respectively, in the year-earlier quarter and the rates paid on those deposits averaged 3.54% and 4.82%, respectively. The rate paid on total non-brokered interest-bearing deposits in the first quarter of 2023 was 1.24%.

The accompanying table summarizes the components of average total deposits by segment for the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023.

AVERAGE DEPOSITS BY SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
Three Months Ended March 31, 2024
Noninterest-bearing deposits	$13,459	$25,380	$9,081	$695	$48,615
Savings and interest-checking deposits	29,721	51,274	7,131	6,741	94,867
Time deposits	353	14,995	37	5,198	20,583
Total	$43,533	$91,649	$16,249	$12,634	$164,065

Three Months Ended December 31, 2023
Noninterest-bearing deposits	$14,527	$26,474	$8,477	$646	$50,124
Savings and interest-checking deposits	28,702	51,941	6,728	5,994	93,365
Time deposits	425	13,507	31	7,261	21,224
Total	$43,654	$91,922	$15,236	$13,901	$164,713

Three Months Ended March 31, 2023
Noninterest-bearing deposits	$20,206	$30,552	$10,363	$733	$61,854
Savings and interest-checking deposits	22,263	54,650	7,957	3,183	88,053
Time deposits	330	6,667	13	4,620	11,630
Total	$42,799	$91,869	$18,333	$8,536	$161,537

Funding Activities - Borrowings

The following table summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.

AVERAGE BORROWINGS

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in millions)	2024	2023	2023
Short-term borrowings:
Federal funds purchased and repurchase agreements	$307	$404	$364
FHLB advances	5,921	4,752	4,630
Total short-term borrowings	$6,228	$5,156	$4,994

Long-term borrowings:
Senior notes	$6,418	$5,863	$4,979
FHLB advances	1,323	5	5
Subordinated notes	977	989	980
Junior subordinated debentures	540	539	537
Asset-backed notes	505	495	—
Other	10	10	10
Total long-term borrowings	9,773	7,901	6,511
Total borrowed funds	$16,001	$13,057	$11,505

The Company also uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The higher levels of short-term borrowings in the first quarter of 2024 as compared with the fourth quarter of 2023 and year-earlier first quarter reflect the Company's management of liquidity.

Long-term borrowings averaged $9.8 billion, $7.9 billion and $6.5 billion in the three-month periods ending March 31, 2024, December 31, 2023 and March 31, 2023, respectively. In February 2024, M&T Bank advanced $2.0 billion from the FHLB of New York which matures in February 2025 at a variable rate of SOFR plus 25 basis points payable quarterly until maturity. In March 2024, M&T issued $850 million of senior notes that mature in March 2032 and pay a 6.08% fixed rate semi-annually until March 2031 after which SOFR plus 2.26% will be paid quarterly until maturity. Also in March 2024, M&T Bank issued $511 million of asset-backed notes secured by automobile loans with a weighted-average estimated life of approximately two years and a weighted-average interest rate of 5.29% at the time of securitization. The increased usage of borrowing facilities reflects the Company's strategies to diversify its wholesale funding options to provide long-term funding stabilization and prepare for proposed regulations enumerating certain long-term debt requirements as described in Part I, Item 1 of M&T's 2023 Annual Report.

Additional information regarding borrowings is provided in notes 5 and 11 of Notes to Financial Statements.

Net Interest Margin

Net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities, was 2.48% in the recent quarter, down 8 basis points from 2.56% in the fourth quarter of 2023. The decline in the net interest spread from the fourth quarter of 2023 reflects higher levels of average borrowings, partially offset by higher rates earned on investment securities. The yield on earning assets during the first quarter of 2024 was 5.74%, up 1 basis point from 5.73% in the fourth quarter of 2023. The rate paid on interest-bearing liabilities was 3.26% in the recent quarter, compared with 3.17% in the final quarter of 2023. In the first quarter of 2023, the net interest spread was 3.30%, the yield on earning assets was 5.16% and the rate paid on interest-bearing liabilities was 1.86%. The decline in the net interest spread in the recent quarter as compared with the first quarter of 2023 reflects the impact of higher rates paid on interest-bearing liabilities (predominantly interest-bearing deposits) resulting from a general rise in interest rates during the first three quarters of 2023, which outpaced higher yields earned on loans and leases, deposits at the FRB of New York and investment securities.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $61.7 billion in the first quarter of 2024, compared with $62.9 billion in the fourth quarter of 2023 and $72.9 billion in the year-earlier quarter. The lower level of average net interest-free funds in the recent quarter as compared with the fourth and first quarters of 2023 is predominantly the result of a decline in the average balance of noninterest-bearing deposits, partially offset by increases in common shareholders equity from retained earnings, net of common and preferred stock dividends. Noninterest-bearing deposits averaged $48.6 billion in the first quarter of 2024, compared with $50.1 billion in the last quarter of 2023 and $61.9 billion in the first quarter of 2023. The decline in average noninterest-bearing deposits since the first quarter of 2023 reflects customer use of off-balance sheet investment products and a shift in deposits to interest-bearing accounts as interest rates rose. The contribution of net interest-free funds to net interest margin was 1.04% in the first quarter of 2024, compared with 1.05% in the fourth quarter of 2023 and .74% in the first quarter of 2023. The increased contribution of net interest-free funds to net interest margin in the two most recent quarters as compared with the first 2023 quarter reflects higher rates paid on interest-bearing liabilities used to value net interest-free funds.

Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.52% in the first quarter of 2024, compared with 3.61% in the fourth quarter of 2023 and 4.04% in the year-earlier period. The higher interest rate environment has led to an increase in the rates paid on the Company's sources of funding which has outpaced the rise in yields on earning assets. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin.

Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. The following table summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at March 31, 2024 and December 31, 2023.

INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount			Average	Weighted-
		Forward-		Maturity	Average Rate
(Dollars in millions)	Active	Starting	Total	(In years)	Fixed	Variable
March 31, 2024
Fair value hedges:
Fixed rate long-term borrowings	$2,000	$1,850	$3,850	5.9	3.48%	5.51%
Cash flow hedges:
Interest payments on variable rate commercial real estate loans	17,477	5,950	23,427	1.7	3.38	5.33
Total	$19,477	$7,800	$27,277	2.3
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings	$2,000	$1,000	$3,000	5.8	3.45%	5.62%
Cash flow hedges:
Interest payments on variable rate commercial real estate loans	14,977	9,000	23,977	1.7	3.45	5.36
Total	$16,977	$10,000	$26,977	2.2

Information regarding the fair value of interest rate swap agreements is presented in note 10 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes (excluding forward-starting interest rate swap agreements not in effect during the quarter), the related effect on net interest income and margin and the weighted-average interest rates paid or received on those swap agreements is presented in the table that follows.

INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Three Months Ended March 31,
.	2024		2023
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income (cash flow hedges)	$(87)	-.18%	$(59)	-.13%
Interest expense (fair value hedges)	13	.04	10	.04
Net interest income/margin	$(100)	-.21%	$(69)	-.15%
Average notional amount (b)	$19,202		$11,069
Rate received (c)		3.32%		2.68%
Rate paid (c)		5.38		5.17

(a)
Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)
Excludes forward-starting interest rate swap agreements not in effect during the period.
(c)
Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

Provision for Credit Losses

A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $200 million was recorded in the first quarter of 2024, compared with $225 million in the fourth quarter of 2023 and $120 million in the year-earlier quarter. The comparatively higher provisions for credit losses in the most recent two quarters as compared with the first quarter of 2023 reflect declines in commercial real estate values and higher interest rates contributing to a deterioration in the performance of loans to commercial borrowers, including nonautomotive dealers and healthcare facilities, as well as growth in certain sectors of M&T's commercial and industrial and consumer loan portfolios. Net charge-offs totaled $138 million in 2024's first quarter as compared with $148 million in 2023's final quarter and $70 million in the year-earlier quarter. The lower level of net charge-offs in the first quarter of 2024 as compared with the preceding quarter included a decline in commercial real estate loan net charge-offs, partially offset by an increase in net charge-offs of commercial and industrial and consumer loans. As compared with year-earlier first quarter, the recent quarter net charge-offs reflect higher levels of commercial and industrial and consumer loan net charge-offs.

A summary of net charge-offs by loan type and as an annualized percentage of such average loans is presented in the table that follows.

NET CHARGE-OFF (RECOVERY) INFORMATION

	First Quarter 2024		Fourth Quarter 2023		First Quarter 2023
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans
Commercial and industrial	$73	.51%	$42	.30%	$10	.08%
Real estate:
Commercial	8	.13	63	.98	28	.43
Residential builder and developer	—	.03	—	.10	2	.48
Other commercial construction	11	.69	7	.39	(2)	-.09
Residential	—	-.01	3	.07	1	.01
Residential - limited documentation	—	—	—	-.01	—	—
Consumer:
Home equity lines and loans	—	.02	—	.04	—	.04
Recreational finance	21	.80	18	.72	11	.50
Automobile	5	.46	3	.32	2	.21
Other	20	4.03	12	2.14	18	3.51
Total	$138	.42%	$148	.44%	$70	.22%

Asset Quality

A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.

NONPERFORMING ASSET AND PAST DUE LOAN DATA

(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Nonaccrual loans	$2,302	$2,166	$2,557
Real estate and other foreclosed assets	38	39	44
Total nonperforming assets	$2,340	$2,205	$2,601
Accruing loans past due 90 days or more (a)	$297	$339	$407
Government-guaranteed loans included in totals above:
Nonaccrual loans	$62	$53	$42
Accruing loans past due 90 days or more (a)	244	298	306
Loans 30-89 days past due	1,410	1,724	1,892

Nonaccrual loans to total net loans and leases	1.71%	1.62%	1.92%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.73	1.64	1.96
Accruing loans past due 90 days or more to total net loans and leases	.22	.25	.31
Loans 30-89 days past due to total net loans and leases	1.04	1.29	1.42

(a)
Predominantly residential real estate loans.

Nonaccrual loans were $2.3 billion at March 31, 2024, $136 million higher than December 31, 2023 and $255 million lower than March 31, 2023. The higher level of nonaccrual loans at the recent quarter end as compared with the immediately preceding quarter end was largely attributable to an increase in commercial and industrial nonaccrual loans, most notably loans to nonautomotive finance dealers and the manufacturing and services industries, partially offset by a decrease in commercial real estate nonaccrual loans. The decrease in nonaccrual loans at March 31, 2024 as compared with year-earlier quarter was predominantly due to lower levels of commercial real estate nonaccrual loans, including net charge-offs, and residential real estate nonaccrual loans, partially offset by a rise in commercial and industrial nonaccrual loans.

Government-guaranteed loans classified as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted herein that are guaranteed by government-related entities totaled $195 million at March 31, 2024, $228 million at December 31, 2023 and $242 million at March 31, 2023. The remaining accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.

Approximately 73% of loans 30 to 89 days past due were less than 60 days delinquent at each of March 31, 2024 and December 31, 2023. Information about past due and nonaccrual loans at March 31, 2024 and December 31, 2023 is also included in note 4 of Notes to Financial Statements.

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

Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s centralized credit risk department personnel reviews all criticized commercial and industrial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.

Targeted loan reviews have periodically been performed over segments of loan portfolios that are experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. The business climate in the first quarter of 2024 has continued to be subjected to inflationary pressures and elevated interest rates. These conditions have impacted many borrowers, particularly those with investor-owned commercial real estate loans in the hotel, office, retail, multifamily and healthcare sectors, including construction-related financing, and commercial and industrial loans to nonautomotive dealers and manufacturing and transportation industries. In 2023 and 2024, the Company completed targeted loan reviews covering the majority of its investor-owned commercial real estate portfolio, inclusive of construction loans, with a focus on criticized loans and loans with maturities in the next twelve months. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Vacancies, which have been influenced by certain demographic changes, and higher interest rates have contributed to lower current and anticipated future debt service coverage ratios, which has and could continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios and reduced commercial real estate values also impact the ability of borrowers to refinance their obligations at loan maturity. As a result, criticized investor-owned commercial real estate loans have remained elevated at $8.5 billion or 26% of such loans at March 31, 2024 and $8.8 billion or 27% of such loans at December 31, 2023. Investor-owned commercial real estate loans comprised 66% and 70% of total criticized loans at March 31, 2024 and December 31, 2023, respectively. The weighted-average LTV ratios for investor-owned commercial real estate loans was approximately 56% at each of March 31, 2024 and December 31, 2023. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 62% at March 31, 2024 and 61% at December 31, 2023.

The Company monitors its concentration of commercial real estate lending as a percentage of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 176% of Tier 1 capital plus its allowable allowance for credit losses at March 31, 2024, compared with 183% at December 31, 2023. The Company has reduced its relative concentration of investor-owned commercial real estate loans throughout 2023 and the first quarter of 2024.

The accompanying tables summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans and leases by industry and commercial real estate loans by property type, respectively, at March 31, 2024 and December 31, 2023.

CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

	March 31, 2024				December 31, 2023
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$10,538	$261	$37	$298	$10,679	$346	$3	$349
Services	7,180	260	130	390	6,715	295	100	395
Motor vehicle and recreational finance dealers	6,268	525	109	634	6,242	164	51	215
Manufacturing	6,226	616	122	738	5,981	549	65	614
Wholesale	3,955	268	34	302	3,803	180	45	225
Transportation, communications, utilities	3,525	233	70	303	3,342	195	71	266
Retail	2,893	83	41	124	2,727	102	35	137
Construction	2,089	176	68	244	2,092	173	62	235
Health services	1,991	286	34	320	1,950	297	28	325
Real estate investors	1,618	195	4	199	1,684	189	4	193
Other	1,676	100	54	154	1,889	123	50	173
Total commercial and industrial excluding owner-occupied real estate	$47,959	$3,003	$703	$3,706	$47,104	$2,613	$514	$3,127
Owner-occupied real estate by industry:
Services	$2,122	$140	$51	$191	$2,162	$154	$51	$205
Motor vehicle and recreational finance dealers	1,922	45	9	54	1,867	10	7	17
Retail	1,587	132	14	146	1,541	107	13	120
Wholesale	944	48	3	51	940	28	2	30
Manufacturing	837	58	29	87	842	64	24	88
Real estate investors	795	24	16	40	818	26	12	38
Health services	639	53	22	75	656	55	26	81
Other	1,092	33	17	50	1,080	32	21	53
Total owner-occupied real estate	9,938	533	161	694	9,906	476	156	632
Total	$57,897	$3,536	$864	$4,400	$57,010	$3,089	$670	$3,759

CRITICIZED COMMERCIAL REAL ESTATE LOANS

	March 31, 2024				December 31, 2023
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$6,441	$1,003	$112	$1,115	$6,165	$1,184	$115	$1,299
Retail/Service	5,795	1,039	229	1,268	5,912	1,075	227	1,302
Office	4,599	1,011	147	1,158	4,727	879	185	1,064
Health services	3,626	1,409	177	1,586	3,615	1,364	117	1,481
Hotel	2,485	485	175	660	2,510	496	210	706
Industrial/Warehouse	1,925	133	13	146	2,034	224	13	237
Other	297	45	2	47	314	28	2	30
Total permanent	25,168	5,125	855	5,980	25,277	5,250	869	6,119
Construction/Development	7,248	2,419	144	2,563	7,726	2,527	174	2,701
Total	$32,416	$7,544	$999	$8,543	$33,003	$7,777	$1,043	$8,820

Total criticized commercial and industrial loans and commercial real estate loans were $12.9 billion and $12.6 billion at March 31, 2024 and December 31, 2023, respectively. Criticized loans represented 14.3% of the total commercial and industrial and commercial real estate loans at March 31, 2024, compared with 14.0% at December 31, 2023. At March 31, 2024 and December 31, 2023, permanent finance commercial real estate loans comprised 46% and 49% of total criticized loans, respectively, whereas commercial and industrial loans represented 34% and 30%, respectively, and construction loans represented 20% and 21%, respectively. Loans to nonautomotive finance dealers and manufacturing, wholesale and transportation companies mainly contributed to the $641 million increase in commercial and industrial criticized loans from December 31, 2023 to March 31, 2024.

The Company’s loss identification and estimation techniques with respect to loans secured by residential real estate make reference to loan performance and house price data in specific areas of the country where collateral securing the Company’s residential real estate loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. Limited documentation first lien mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. With respect to junior lien loans, to the extent known by the Company, if a related senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of determining the allowance for credit losses, the Company considers the required repayment of any first lien positions related to collateral property. Information about the location of loans secured by residential real estate is presented in the following table.

NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	March 31, 2024
		Nonaccrual
			Percent of
	Outstanding		Outstanding
(Dollars in millions)	Balances	Balances	Balances
Residential mortgage loans:
New York	$6,625	$85	1.28%
Mid-Atlantic (a)	6,605	57	.86
New England (b)	6,010	43	.72
Other	2,952	17	.58
Total	$22,192	$202	.91%
Limited documentation first lien mortgage loans:
New York	$403	$24	5.81%
Mid-Atlantic (a)	361	20	5.52
New England (b)	84	7	8.76
Other	36	2	6.53
Total	$884	$53	6.00%
First lien home equity loans and lines of credit:
New York	$815	$17	2.06%
Mid-Atlantic (a)	967	23	2.43
New England (b)	456	6	1.25
Other	17	3	16.54
Total	$2,255	$49	2.16%
Junior lien home equity loans and lines of credit:
New York	$767	$16	2.15%
Mid-Atlantic (a)	910	15	1.64
New England (b)	600	7	1.11
Other	26	—	.52
Total	$2,303	$38	1.66%

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

A comparative summary of consumer loans in nonaccrual status by product is presented in the following table.

NONACCRUAL CONSUMER LOANS

(Dollars in millions)	March 31, 2024	December 31, 2023
Home equity lines and loans	$87	$81
Recreational finance	30	36
Automobile	13	14
Other	54	52
Total	$184	$183

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

In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of March 31, 2024 concerns existed about elevated levels of inflation; potential liquidity shortages and tightening credit in the financial services markets; a slowing economy or possible recession during the remainder of 2024; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy; downward pressures on commercial and residential real estate values especially in the office, retail and healthcare sectors; higher interest rates and wage pressures impacting commercial borrowers, including nonautomotive finance dealers; the extent to which borrowers, in particular commercial real estate borrowers, may be negatively affected by general economic conditions; and continued stagnant population and economic growth in the upstate New York and central Pennsylvania regions (approximately 37% of the Company’s loans and leases are to customers in New York State and Pennsylvania) that historically lag other regions of the country.

The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at March 31, 2024 and December 31, 2023 included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The assumptions utilized as of March 31, 2024 and December 31, 2023 are presented in the following table and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.

ALLOWANCE FOR CREDIT LOSSES MACROECONOMIC ASSUMPTIONS

	March 31, 2024			December 31, 2023
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.4%	4.7%		4.4%	4.7%
Real GDP growth rate	1.0	1.8	2.8%	.9	1.9	2.8%
Commercial real estate price index growth/decline rate	-6.9	5.5	-1.5	-9.1	4.8	-4.5
Home price index growth/ decline rate	-2.0	.4	-1.6	-3.2	-.1	-3.3

In establishing the allowance for credit losses, the Company also considers the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable time period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in GDP, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase to the allowance for credit losses. Forward-looking economic forecasts are subject to inherent imprecision and future events may differ materially from forecasted events. In consideration of such uncertainty, the following alternative economic scenarios were considered to estimate the possible impact on modeled credit losses.

ALLOWANCE FOR CREDIT LOSSES SENSITIVITIES

	March 31, 2024
	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	6.5%	7.4%
Real GDP growth/decline rate	-2.3	1.6	-.8%
Commercial real estate price index decline rate	-18.0	-2.0	-19.6
Home price index growth/decline rate	-10.4	.5	-10.0
Potential upside economic scenario:
National unemployment rate	3.3	3.2
Real GDP growth rate	3.5	2.4	6.0
Commercial real estate price index growth/decline rate	-1.8	9.2	7.3
Home price index growth rate	2.7	2.2	5.0

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$347
Potential upside economic scenario	(170)

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

Management has assessed that the allowance for credit losses at March 31, 2024 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $2.2 billion at March 31, 2024, compared with $2.1 billion at December 31, 2023. As a percentage of loans outstanding, the allowance was 1.62% at March 31, 2024 and 1.59% at December 31, 2023. The increase in the allowance for credit losses as a percentage of loans and leases outstanding reflects a higher level of credit losses expected on certain commercial borrowers, including nonautomotive dealers and healthcare facilities. Included in the allocation of the allowance for credit losses were reserves for loans secured by office properties of 4.37% at each of March 31, 2024 and December 31, 2023. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date. Furthermore, the Company's allowance is general in nature and is available to absorb losses from any loan or lease category.

The ratio of the allowance for credit losses to total nonaccrual loans at March 31, 2024 and December 31, 2023 was 95% and 98%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income

The components of other income are presented in the accompanying table.

OTHER INCOME

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Mortgage banking revenues	$104	$112	$(8)	-7%	$104	$85	$19	23%
Service charges on deposit accounts	124	121	3	2	124	113	11	9
Trust income	160	159	1	1	160	194	(34)	-17
Brokerage services income	29	26	3	10	29	24	5	20
Trading account and other non-hedging derivative gains	9	11	(2)	-19	9	12	(3)	-21
Gain (loss) on bank investment securities	2	4	(2)	-35	2	—	2	—
Other revenues from operations	152	145	7	4	152	159	(7)	-5
Total other income	$580	$578	$2	—%	$580	$587	$(7)	-1%

Mortgage banking revenues

Mortgage banking revenues are comprised of both residential and commercial mortgage banking activities, which consist of realized gains and losses from sales of real estate loans and loan servicing rights, unrealized gains and losses on real estate loans held for sale and related commitments, real estate loan servicing fees, and other real estate loan related fees and income. The Company's involvement in commercial mortgage banking activities includes the origination, sales and servicing of loans under the multifamily loan programs of Fannie Mae, Freddie Mac, and the U.S. Department of Housing and Urban Development.

RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$7	$5	$2	35%	$7	$3	$4	138%
Loan servicing fees	39	38	1	2	39	20	19	100
Loan sub-servicing and other fees	32	31	1	5	32	32	—	1
Total loan servicing revenues	71	69	2	3	71	52	19	38
Total residential mortgage banking revenues	$78	$74	$4	5%	$78	$55	$23	43%
New commitments to originate loans for sale	$288	$243	$45	18%	$288	$276	$12	5%

(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Balances at period end
Loans held for sale	$165	$190	$152
Commitments to originate loans for sale	211	163	199
Commitments to sell loans	315	295	284
Capitalized mortgage loan servicing assets	432	456	532

Loans serviced for others	39,598	40,021	41,547
Loans sub-serviced for others (a)	111,964	115,321	97,989
Total loans serviced for others	$151,562	$155,342	$139,536

(a)
The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.
•
The increase in residential mortgage loan servicing fees of $19 million in the three-month period ending March 31, 2024 as compared with the similar 2023 period primarily reflects a $350 million bulk purchase of residential mortgage loan servicing rights associated with $19.5 billion of residential real estate loans on March 31, 2023.
•
The lower balance of capitalized residential mortgage servicing rights at March 31, 2024 and December 31, 2023 as compared with March 31, 2023 reflects amortization of those servicing rights.

COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$8	$20	$(12)	-62%	$8	$14	$(6)	-45%
Loan servicing fees and other	18	18	—	2	18	16	2	12
Total commercial mortgage banking revenues	$26	$38	$(12)	-32%	$26	$30	$(4)	-14%
Loans originated for sale to other investors	$1,044	$506	$538	106%	$1,044	$672	$372	55%

(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Balances at period end
Loans held for sale	$563	$189	$321
Commitments to originate loans for sale	451	916	588
Commitments to sell loans	1,014	1,105	909
Capitalized mortgage loan servicing assets	122	123	124

Loans serviced for others (a)	24,771	24,157	22,389
Loans sub-serviced for others	3,906	3,873	3,786
Total loans serviced for others	$28,677	$28,030	$26,175

(a)
Includes $4.0 billion, $3.9 billion and $3.8 billion of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
•
The decline in gains on commercial mortgage loans originated for sale in the first three months of 2024 as compared with the fourth quarter of 2023 and the corresponding 2023 period reflects lower volumes of new commitments to originate commercial real estate loans for sale, which were influenced by a higher interest rate environment.

Service charges on deposit accounts

Service charges on deposit accounts in the recent quarter increased $3 million from the fourth quarter of 2023 reflecting higher commercial service charges from pricing changes. The $11 million increase in the recent quarter as compared with the similar 2023 quarter also reflects the increased customer usage of sweep products.

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

TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Trust income
Institutional Services	$81	$82	$(1)	-1%	$81	$120	$(39)	-32%
Wealth Management	78	76	2	3	78	74	4	4
Commercial	1	1	—	9	1	—	1	179
Total trust income	$160	$159	$1	1%	$160	$194	$(34)	-17%

(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$65,191	$63,963	$161,495
Proprietary mutual funds	15,280	14,772	14,124
Total assets under management	$80,471	$78,735	$175,619

•
In April 2023, M&T completed the divestiture of its CIT business to a private equity firm. Revenues associated with that business and included in Institutional Services trust income totaled $45 million in the first quarter of 2023. After considering expenses, the results of operations of that business were not material to M&T's net income in 2023's initial quarter.
•
Institutional Services trust income not related to the CIT business increased $6 million for the first three months of 2024 as compared with the similar 2023 period reflecting higher sales and fund management fees from its global capital markets business.
•
The lower assets under management at March 31, 2024 and December 31, 2023 as compared with March 31, 2023 reflects the sale of the CIT business in the second quarter of 2023.

Other revenues from operations

The components of other revenues from operations are presented in the accompanying table.

OTHER REVENUES FROM OPERATIONS

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Letter of credit and other credit-related fees	$44	$54	$(10)	-19%	$44	$43	$1	1%
Merchant discount and credit card fees	40	42	(2)	-6	40	39	1	1
Bank owned life insurance revenue (a)	16	19	(3)	-18	16	13	3	23
Equipment operating lease income	11	12	(1)	-7	11	21	(10)	-49
BLG income (b)	25	—	25	—	25	20	5	25
Other	16	18	(2)	-7	16	23	(7)	-26
Total other revenues from operations	$152	$145	$7	4%	$152	$159	$(7)	-5%

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
•
The decrease in letter of credit and other credit-related fees of $10 million in the recent quarter as compared with the fourth quarter of 2023 was primarily the result of lower loan syndication fees.
•
Equipment operating lease income declined $10 million in 2024's first quarter as compared with the similar 2023 quarter reflecting lower gains on sales of leased equipment.
•
Distributions from M&T's investment in BLG were $25 million and $20 million for the quarters ended March 31, 2024 and 2023, respectively. There were no such distributions in the fourth quarter of 2023.

Other Expense

The components of other expense are presented in the accompanying table.

OTHER EXPENSE

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Salaries and employee benefits	$833	$724	$109	15%	$833	$808	$25	3%
Equipment and net occupancy	129	134	(5)	-4	129	127	2	2
Outside data processing and software	120	114	6	5	120	106	14	13
Professional and other services	85	99	(14)	-13	85	125	(40)	-31
FDIC assessments	60	228	(168)	-74	60	30	30	101
Advertising and marketing	20	26	(6)	-21	20	31	(11)	-35
Amortization of core deposit and other intangible assets	15	15	—	—	15	17	(2)	-13
Other costs of operations	134	110	24	21	134	115	19	16
Total other expense	$1,396	$1,450	$(54)	-4%	$1,396	$1,359	$37	3%

Salaries and employee benefits

•
The number of full time equivalent employees was 21,927 at March 31, 2024, compared with 21,980 at December 31, 2023 and 23,004 at March 31, 2023. Included in each of the first quarters of 2024 and 2023 was $99 million of seasonally higher stock-based compensation, medical plan costs, payroll-related taxes and unemployment insurance.
•
Salaries and employee benefits expenses increased $109 million in the recent quarter as compared with the fourth quarter of 2023 reflecting the aforementioned seasonal costs, annual merit increases and a rise in incentive compensation, partially offset by lower severance expense.
•
Salaries and employee benefits expenses increased $25 million in the recent quarter as compared with the year-earlier quarter reflecting annual merit increases in the first quarter of 2024, other pay increases in 2023 and higher incentive compensation, partially offset by lower employee staffing levels.

Nonpersonnel expenses

•
FDIC assessments reflect a $197 million estimated special assessment in the fourth quarter of 2023 and $29 million of estimated incremental special assessment expense recorded in the first quarter of 2024.
•
Nonpersonnel expenses aggregated $563 million in the recent quarter as compared with $726 million in the fourth quarter of 2023. After considering the FDIC special assessments, the $5 million increase in the recent quarter as compared with 2023's fourth quarter reflects an increase in other costs of operations of $24 million, including higher costs associated with the Company's supplemental executive retirement savings plan, losses on lease terminations related to certain vacated properties and incremental charitable contributions. Those unfavorable factors were partially offset by lower professional and other services expenses of $14 million, reflecting the timing and level of consulting and legal-related fees.
•
Nonpersonnel expenses increased $12 million in the recent quarter from $551 million in the year-earlier first quarter. That increase includes an FDIC special assessment of $29 million, higher outside data processing and software costs of $14 million and a rise in other costs of operations of $19 million, reflecting amortization of mortgage loan servicing rights obtained through a bulk purchase in March 2023. Those unfavorable factors were partially offset by lower professional and other services expenses of $40 million reflecting lower sub-advisory fees following the sale of the CIT business in April 2023 and a decline in advertising and marketing costs of $11 million.

Income Taxes

Income tax expense was $133 million in the first quarter of 2024, compared with $143 million in the fourth quarter of 2023 and $224 million in the year-earlier quarter. The effective tax rates were 20.0%, 22.9% and 24.2% for the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The first quarter of 2024 income tax expense included a net discrete benefit related to the resolution of a tax matter inherited from the acquisition of People's United. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries.

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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $151.5 billion and $146.5 billion at March 31, 2024 and December 31, 2023, respectively. The increase in core deposits at March 31, 2024 as compared with December 31, 2023 reflects a higher level of trust customer deposits.

The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, repurchase agreements, advances from FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. Beginning in the first quarter of 2024, M&T Bank became a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. The Company has, in the past, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. At March 31, 2024 and December 31, 2023, long-term borrowings aggregated $11.5 billion and $8.2 billion, respectively and short-term borrowings aggregated $4.8 billion and $5.3 billion, respectively. Information about the Company's borrowings is presented in note 5 of Notes to Financial Statements.

The Company has benefited from the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts which aggregated $7.9 billion at March 31, 2024 and $7.8 billion at December 31, 2023. Brokered time deposits totaled $4.7 billion at March 31, 2024 and $6.1 billion at December 31, 2023. Approximately 87% of brokered time deposits at March 31, 2024 have a contractual maturity date in the next 12 months.

Total uninsured deposits were estimated to be $71.9 billion at March 31, 2024 and $67.0 billion at December 31, 2023. Approximately $11.4 billion and $10.7 billion of those uninsured deposits were collateralized by the Company at March 31, 2024 and December 31, 2023, respectively. The Company maintains available liquidity sources which represent approximately 135% of uninsured deposits that are not collateralized by the Company at March 31, 2024.

The Company’s ability to obtain funding from these sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings or should the availability of funding become restricted due to a disruption in the financial markets. The Company attempts to quantify such risks by conducting scenario analyses that estimate the liquidity impact resulting from a debt ratings downgrade and other market events. Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.

M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at March 31, 2024 approximately $1.2 billion was available for payment of dividends to M&T from bank subsidiaries. M&T also may obtain funding through long-term borrowings. Further information about the long-term outstanding borrowings of M&T is provided in note 5 of Notes to Financial Statements. As a bank holding company, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business" in the 2023 Annual Report. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient cash resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of March 31, 2024, M&T's parent company liquidity covered projected cash outflows for more than 24 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.

In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and federal agency securities and government issued or guaranteed mortgage-backed securities comprised 90% of the Company's debt securities portfolio at March 31, 2024. The weighted-average durations of debt investment securities available for sale and held to maturity at March 31, 2024 were 2.0 years and 5.4 years, respectively.

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

The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. The following table is a summary of the Company's available sources of liquidity at March 31, 2024.

AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	March 31, 2024
Deposits at the FRB of New York	$32,033
Unused secured borrowing facilities:
FRB of New York	18,404
FHLB of New York	14,589
Unencumbered investment securities (after estimated haircuts)	16,506
Total	$81,532

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

Market Risk and Interest Rate Sensitivity

Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At March 31, 2024, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $19.5 billion. In addition, the Company has entered into $7.8 billion of forward-starting interest rate swap agreements predominantly related to cash flow hedges. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Margin” and in note 10 of Notes to Financial Statements.

The Company’s Executive ALCO Committee monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that consider both parallel (that is, simultaneous changes in interest rates at each point on the yield curve) and non-parallel (that is, allowing interest rates at points on the yield curve to vary by different amounts) shifts in the yield curve. In utilizing the model, market-implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared with the income calculated under the varying interest rate scenarios. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

The accompanying table as of March 31, 2024 and December 31, 2023 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

Changes in interest rates	Calculated Change in Projected Net Interest Income
(Dollars in millions)	March 31, 2024	December 31, 2023
+200 basis points	$(50)	$(18)
+100 basis points	5	20
-100 basis points	(18)	(46)
-200 basis points	(36)	(83)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. Changes in amounts presented since December 31, 2023 reflect changes in portfolio composition (including shifts between noninterest-bearing and interest-bearing deposits and higher levels of borrowings), the level of market-implied forward interest rates and hedging actions taken by the

Company. Amidst the rising interest rate environment since the first quarter of 2022, M&T's cumulative deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55 percent. Excluding brokered deposits that cumulative pricing beta approximated 50 percent. The cumulative deposit pricing beta (including and excluding brokered deposits) is assumed to approximate 50 to 55 percent in the interest rate scenarios presented. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. Management also uses an “economic value of equity” model to supplement the modeling technique described above and provide a long-term interest rate risk metric. Economic value of equity is a point-in-time analysis of the economic sensitivity of assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve.

In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 12 of Notes to Financial Statements.

The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized on the Consolidated Balance Sheet were $258 million and $1.0 billion, respectively, at March 31, 2024 and $256 million and $898 million, respectively, at December 31, 2023. The fair value asset and liability amounts at March 31, 2024 have been reduced by contractual settlements of $893 million and $16 million, respectively, and at December 31, 2023 have been reduced by contractual settlements of $783 million and $32 million, respectively. The amounts associated with the Company's non-hedging derivative activities at March 31, 2024 and December 31, 2023 reflect changes in values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.

Trading account assets were $99 million at March 31, 2024 and $106 million at December 31, 2023. Included in trading account assets were assets related to deferred compensation plans of $22 million at each of March 31, 2024 and December 31, 2023. Changes in the fair values of such assets are recorded as trading account and other non-hedging derivative gains in the Consolidated Statement of Income. Included in accrued interest and other liabilities in the Consolidated Balance Sheet was $27 million of liabilities related to deferred compensation plans at each of March 31, 2024 and December 31, 2023. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed and recorded in other costs of operations in the Consolidated Statement of Income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $77 million at March 31, 2024 and $80 million at December 31, 2023.

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

Capital

The following table presents components related to shareholders' equity and dividends. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in Table 2.

SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

(Dollars in millions, except per share)	March 31, 2024	December 31, 2023	March 31, 2023
Shareholders' equity	$27,169	$26,957	$25,377
Preferred stock	(2,011)	(2,011)	(2,011)
Common shareholders' equity	$25,158	$24,946	$23,366
Per share:
Common shareholders’ equity	$150.90	$150.15	$140.88
Tangible common shareholders’ equity	99.54	98.54	88.81
Ratios:
Shareholder's equity to total assets	12.63%	12.94%	12.50%
Tangible common shareholders' equity to tangible assets	8.03	8.20	7.58
Cash dividends declared for quarter ended:
Common stock	$218	$217	$219
Common stock per share	1.30	1.30	1.30
Preferred stock	25	25	25

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. The components of other comprehensive income (loss) are presented in the following table.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

	March 31,	December 31,	March 31,
(Dollars in millions, except per share)	2024	2023	2023
Investment securities unrealized losses, net (a)	$(197)	$(187)	$(264)
Cash flow hedges unrealized losses, net (b)	(268)	(151)	(169)
Defined benefit plans adjustments, net (c)	(116)	(115)	(204)
Other, net	(8)	(6)	(8)
Total	$(589)	$(459)	$(645)

Accumulated other comprehensive income (loss), net, per common share	$(3.53)	$(2.76)	$(3.89)

(a)
Refer to note 3 of Notes to Financial Statements.
(b)
Refer to note 10 of Notes to Financial Statements.
(c)
Refer to note 7 of Notes to Financial Statements.

Reflected in the carrying amount of available-for-sale investment securities at March 31, 2024 were pre-tax effect unrealized gains of $1 million on securities with an amortized cost of $622 million and pre-tax effect unrealized losses of $264 million on securities with an amortized cost of $11.8 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 12 of Notes to Financial Statements. As also described in note 3 of Notes to Financial Statements, the Company does not expect any material credit-related losses with respect to its investment securities portfolio at March 31, 2024.

Pursuant to previously approved capital plans and authorizations approved by M&T's Board of Directors, M&T repurchased 3,838,157 shares of its common stock for a total cost of $600 million, including the share repurchase excise tax, under the program in the first quarter of 2023. There were no shares of common stock repurchased in the fourth quarter of 2023 and the first quarter of 2024.

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

Capital Rules require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1. Based on the Federal Reserve's most recent supervisory stress tests M&T's SCB is 4.0%.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2024 are presented in the accompanying table.

REGULATORY CAPITAL RATIOS

March 31, 2024

	M&T	M&T	Wilmington
(Dollars in millions)	(Consolidated)	Bank	Trust, N.A.
CET1	11.08%	11.66%	260.57%
Tier 1 capital	12.38	11.66	260.57
Total capital	14.04	13.11	260.98
Tier 1 leverage	9.47	8.90	86.02
RWA	$155,338	$154,730	$227

Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $132 million at March 31, 2024. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2023 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at March 31, 2024. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk", M&T's parent company liquidity at March 31, 2024 covered projected cash outflows for more than 24 months, including dividends on common and preferred stock, debt service and scheduled debt maturities. Information concerning goodwill and other intangible assets is included in note 8 of Notes to Financial Statements in the 2023 Annual Report.

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the DIF of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of the 2023 Annual Report.

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

Segment Information

Reportable segments have been determined based upon the Company's organizational structure and its internal profitability reporting system. Financial information about the Company's segments is presented in note 14 of Notes to Financial Statements. The reportable segments are Commercial Bank, Retail Bank, and Institutional Services and Wealth Management. All other business activities that are not included in the three reportable segment results have been included in the "All Other" category.

NET INCOME (LOSS) BY SEGMENT

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Net income (loss)
Commercial Bank	$201	$220	$(19)	-9%	$201	$333	$(132)	-40%
Retail Bank	446	438	8	2	446	452	(6)	-1
Institutional Services and Wealth Management	128	105	23	21	128	110	18	16
All Other	(244)	(281)	37	13	(244)	(193)	(51)	-26
Total net income	$531	$482	$49	10%	$531	$702	$(171)	-24%

Commercial Bank

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

COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Income Statement
Net interest income	$548	$583	$(35)	-6%	$548	$649	$(101)	-16%
Noninterest income	151	176	(25)	-14	151	162	(11)	-7
Total revenue	699	759	(60)	-8	699	811	(112)	-14
Provision for credit losses	77	113	(36)	-31	77	34	43	129
Noninterest expense	345	344	1	—	345	322	23	7
Income before taxes	277	302	(25)	-9	277	455	(178)	-39
Income taxes	76	82	(6)	-8	76	122	(46)	-38
Net income	$201	$220	$(19)	-9%	$201	$333	$(132)	-40%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$49,048	$47,717	$1,331	3%	$49,048	$44,655	$4,393	10%
Commercial real estate	30,747	31,489	(742)	-2	30,747	33,280	(2,533)	-8
Residential real estate	447	444	3	1	447	329	118	36
Consumer	25	21	4	14	25	25	—	-3
Total loans and leases, net	$80,267	$79,671	$596	1%	$80,267	$78,289	$1,978	3%
Deposits:
Noninterest-bearing	13,459	14,527	(1,068)	-7	13,459	20,206	(6,747)	-33
Interest-bearing	30,074	29,127	947	3	30,074	22,593	7,481	33
Total deposits	$43,533	$43,654	$(121)	—%	$43,533	$42,799	$734	2%

The Commercial Bank segment’s net income was $201 million in the first quarter of 2024, compared with $220 million in the fourth quarter of 2023.

•
Net interest income declined $35 million reflecting a narrowing of the net interest margin on loans and deposits by 13 basis points and 4 basis points, respectively.
•
Noninterest income decreased $25 million reflecting lower commercial mortgage banking revenues and a decrease in credit-related fees (predominantly loan syndication fees).
•
The provision for credit losses decreased $36 million reflecting lower net charge-offs on loans secured by commercial real estate, partially offset by higher net charge-offs on commercial and industrial loans.
•
Average loans and leases increased $596 million reflecting $1.3 billion of growth in average commercial and industrial loans that spanned most industry types, partially offset by a reduction in average commercial real estate loans.
•
Average deposits in the recent quarter as compared with the final quarter of 2023 reflect a shift from noninterest-bearing accounts to interest-bearing products amidst an elevated interest rate environment.

Net income for the Commercial Bank segment declined $132 million in the first quarter of 2024 from $333 million in the year-earlier quarter.

•
Net interest income declined $101 million reflecting a narrowing of the net interest margin on loans and deposits of 37 basis points and 43 basis points, respectively, partially offset by a rise in average outstanding loan balances of $2.0 billion.
•
Noninterest income decreased $11 million due to lower gains on sales of leased equipment and lower gains on commercial mortgage loans originated for sale, partially offset by higher service charges on commercial deposit accounts.
•
The provision for credit losses increased $43 million reflecting higher net charge-offs on commercial and industrial loans, partially offset by lower net charge-offs on loans secured by commercial real estate.
•
Noninterest expense increased $23 million reflecting a rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Bank segment of $21 million.

•
The increase in average loans from the first quarter of 2023 reflects higher average balances of commercial and industrial loans including growth in loans to financial and insurance industry customers and to motor-vehicle and recreational finance dealers, partially offset by a reduction in average permanent commercial real estate and average construction loans.
•
Average deposits grew $734 million from the year-earlier first quarter and reflected a shift in customer funds from noninterest-bearing accounts to interest-bearing products amidst an elevated interest rate environment.

Retail Bank

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

RETAIL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Income Statement
Net interest income	$1,071	$1,083	$(12)	-1%	$1,071	$1,064	$7	1%
Noninterest income	197	194	3	2	197	170	27	16
Total revenue	1,268	1,277	(9)	-1	1,268	1,234	34	3
Provision for credit losses	68	56	12	22	68	43	25	61
Noninterest expense	599	629	(30)	-5	599	580	19	3
Income before taxes	601	592	9	1	601	611	(10)	-1
Income taxes	155	154	1	—	155	159	(4)	-3
Net income	$446	$438	$8	2%	$446	$452	$(6)	-1%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$6,874	$6,766	$108	2%	$6,874	$6,819	$55	1%
Commercial real estate	1,904	1,908	(4)	—	1,904	1,909	(5)	—
Residential real estate	20,843	21,057	(214)	-1	20,843	21,721	(878)	-4
Consumer	20,387	19,762	625	3	20,387	19,645	742	4
Total loans and leases, net	$50,008	$49,493	$515	1%	$50,008	$50,094	$(86)	—%
Deposits:
Noninterest-bearing	25,380	26,474	(1,094)	-4	25,380	30,552	(5,172)	-17
Interest-bearing	66,269	65,448	821	1	66,269	61,317	4,952	8
Total deposits	$91,649	$91,922	$(273)	—%	$91,649	$91,869	$(220)	—%

The Retail Bank segment’s net income increased $8 million to $446 million in the first quarter of 2024 from $438 million in the final quarter of 2023.

•
Net interest income declined $12 million.
•
Noninterest income increased $3 million.
•
The provision for credit losses increased $12 million reflecting higher net charge-offs of recreational finance loans, indirect auto loans and business banking loans.
•
Noninterest expenses declined $30 million due to declines in equipment and net occupancy costs of $10 million, centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment of $8 million and advertising and marketing expenses of $7 million.
•
Average loans increased $515 million reflecting growth in the segment's portfolio of recreational finance loans and automobile loans.
•
Average deposits in the recent quarter as compared with the final quarter of 2023 reflect a shift from noninterest-bearing accounts to interest-bearing products amidst an elevated interest rate environment.

Net income for the Retail Bank segment decreased $6 million in the recent quarter from $452 million in the first quarter of 2023.

•
Net interest income rose $7 million.
•
Noninterest income increased $27 million primarily due to higher residential mortgage banking revenues reflecting a rise in servicing income from the bulk purchase of residential mortgage loan servicing rights at the end of the first quarter of 2023 and an increase in service charges on deposit accounts.
•
The provision for credit losses increased $25 million reflecting higher net charge-offs of consumer loans.
•
Noninterest expense rose $19 million predominantly due to higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment of $22 million, partially offset by a decrease in personnel-related costs reflecting lower staffing levels.
•
Average loans in the recent quarter declined slightly from the first quarter of 2023, reflecting lower balances of residential real estate loans, partially offset by higher average consumer loans resulting from growth of recreational finance loan balances. In the first quarter of 2023, the Company returned to originating for sale the majority of its newly originated residential mortgage loans.
•
Average deposits in the recent quarter as compared with the first quarter of 2023 reflect a shift from noninterest-bearing accounts to interest-bearing products amidst an elevated interest rate environment.

Institutional Services & Wealth Management

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

INSTITUTIONAL SERVICES & WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Income Statement
Net interest income	$186	$176	$10	6%	$186	$170	$16	9%
Noninterest income	191	186	5	3	191	220	(29)	-13
Total revenue	377	362	15	4	377	390	(13)	-4
Provision for credit losses	—	—	—	—	—	—	—	—
Noninterest expense	205	219	(14)	-6	205	241	(36)	-15
Income before taxes	172	143	29	21	172	149	23	15
Income taxes	44	38	6	19	44	39	5	14
Net income	$128	$105	$23	21%	$128	$110	$18	16%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$783	$761	$22	3%	$783	$787	$(4)	-1%
Commercial real estate	48	56	(8)	-13	48	53	(5)	-9
Residential real estate	1,846	1,838	8	—	1,846	1,720	126	7
Consumer	722	766	(44)	-6	722	812	(90)	-11
Total loans and leases, net	$3,399	$3,421	$(22)	-1%	$3,399	$3,372	$27	1%
Deposits:
Noninterest-bearing	9,081	8,477	604	7	9,081	10,363	(1,282)	-12
Interest-bearing	7,168	6,759	409	6	7,168	7,970	(802)	-10
Total deposits	$16,249	$15,236	$1,013	7%	$16,249	$18,333	$(2,084)	-11%

The Institutional Services and Wealth Management segment’s net income increased $23 million to $128 million in the first quarter of 2024 from $105 million in the last quarter of 2023.

•
Net interest income increased $10 million reflecting a widening of the net interest margin on deposits of 3 basis points and a $1.0 billion increase in average outstanding deposit balances.
•
Noninterest income increased $5 million reflecting higher brokerage fee and trust income.
•
Noninterest expenses decreased $14 million reflecting a decline in personnel-related costs and professional and other services.

Net income for the Institutional Services and Wealth Management segment increased $18 million in the recent quarter from $110 million in the year-earlier first quarter.

•
Net interest income increased $16 million reflecting a widening of the net interest margin on deposits of 80 basis points, partially offset by a $2.1 billion decline in average outstanding deposit balances.
•
Noninterest income decreased $29 million predominantly due to lower trust income of $34 million reflecting lower revenues associated with the CIT business of approximately $45 million following its sale in April 2023, partially offset by higher revenues from the segment’s global capital markets business. An increase in brokerage services income reflecting sales of annuity products partially offset the trust income decline.
•
Noninterest expenses decreased $36 million reflecting a $39 million decline in professional and other services due, in part, to lower sub-advisory fees as a result of the sale of the CIT business, partially offset by an increase in centrally-allocated costs associated with data processing, risk management and other support services provided to the Institutional Services and Wealth Management segment.

All Other

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

ALL OTHER CATEGORY FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2024	December 31, 2023	Amount	%	March 31, 2024	March 31, 2023	Amount	%
Income Statement
Net interest income (expense)	$(125)	$(120)	$(5)	4%	$(125)	$(65)	$(60)	91%
Noninterest income	41	22	19	76	41	35	6	16
Total revenue (expense)	(84)	(98)	14	-13	(84)	(30)	(54)	179
Provision for credit losses	55	56	(1)	—	55	43	12	25
Noninterest expense	247	258	(11)	-5	247	216	31	15
Income before taxes	(386)	(412)	26	-6	(386)	(289)	(97)	34
Income taxes	(142)	(131)	(11)	9	(142)	(96)	(46)	49
Net income	$(244)	$(281)	$37	-13%	$(244)	$(193)	$(51)	26%

The “All Other” category recorded a net loss in the first quarter of 2024 of $244 million, compared with a net loss of $281 million in the fourth quarter of 2023.

•
Net interest income decreased $5 million.
•
Noninterest income increased $19 million primarily reflecting BLG distributions of $25 million, partially offset by a decline in tax-exempt income earned from bank owned life insurance revenue.
•
Noninterest expense decreased $11 million reflecting a decline in FDIC assessment expense of $169 million due to the $197 million special assessment expense recorded in the fourth quarter of 2023, partially offset by the incremental special assessment expense of $29 million recorded in the first quarter of 2024. The decrease was partially offset by a rise in personnel-related costs of $109 million reflecting merit increases and seasonally higher stock-based compensation and employee benefits expenses; an increase in other costs of operations of $27 million reflecting higher costs associated with the Company's supplemental executive retirement savings plan, losses on lease terminations related to certain vacated properties and incremental charitable contributions as compared with the fourth quarter of 2023; and increased outside data processing and software expense of $8 million.

The net loss recorded for the “All Other” category was $193 million in the first quarter 2023.

•
Net interest income decreased $60 million reflecting higher net interest expense from interest rate swap agreements entered into for interest rate risk management purposes, as well as the unfavorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•
Noninterest income increased $6 million reflecting an increase in BLG distributions of $5 million.
•
The $12 million increase in the provision for credit losses reflects the net impact of the allocation of provision to reportable segments.
•
Noninterest expense increased $31 million reflecting estimated incremental special FDIC assessment expense of $29 million recorded in the first quarter of 2024.

Other Matters

On March 6, 2024, the SEC adopted a final rule to enhance and standardize climate-related disclosures by public companies. The final rule requires registrants, including the Company, to disclose their risk management processes for material climate-related risks, governance and oversight of material climate-risks and any risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations or financial condition. Additionally, the final rule requires disclosure of material Scope 1 and Scope 2 greenhouse gas emissions, material climate targets and goals and certain disclosures related to severe weather events and other natural conditions. Such disclosures will be required in a registrant’s annual reporting under a phased-in approach beginning with annual reports for the year ending December 31, 2025 for calendar-year-end large accelerated filers, such as M&T. On April 4, 2024, the SEC issued an order to stay the final rule pending the completion of judicial review by the United States Court of Appeals for the Eighth Circuit.

Recent Accounting Developments

A discussion of the Company's significant accounting policies and critical accounting estimates can be found in the 2023 Annual Report. A summary of recent accounting developments is included in note 1 of Notes to Financial Statements.

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

While there can be no assurance that any list of risks and uncertainties is complete, important factors that could cause actual outcomes and results to differ materially from those contemplated by forward-looking statements include the following, without limitation: economic conditions and growth rates, including inflation and market volatility; events and developments in the financial services industry, including industry conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, loan concentrations by type and industry, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; levels of client deposits; ability to contain costs and expenses; changes in the Company's credit ratings; the impact of the People's United acquisition; domestic or international political developments and other geopolitical events, including international conflicts and hostilities; changes and trends in the securities markets; common shares outstanding, common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; federal, state or local legislation and/or regulations affecting the financial services industry, or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; political conditions, either nationally or in the states in which M&T and its subsidiaries do business; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, as noted, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the states in which the Company does business, and other factors.

The Company provides further detail regarding these risks and uncertainties in the 2023 Annual Report, including in the Risk Factors section of such report, as well as in other SEC filings. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty and does not undertake to update forward-looking statements.

M&T BANK CORPORATION AND SUBSIDIARIES

Table 1

QUARTERLY TRENDS

	2024	2023 Quarters
(Dollars in millions, except per share, shares in thousands)	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,757	$2,753	$2,656	$2,530	$2,341
Interest expense	1,065	1,018	866	717	509
Net interest income	1,692	1,735	1,790	1,813	1,832
Less: provision for credit losses	200	225	150	150	120
Other income	580	578	560	803	587
Less: other expense	1,396	1,450	1,278	1,293	1,359
Income before income taxes	676	638	922	1,173	940
Applicable income taxes	133	143	217	292	224
Taxable-equivalent adjustment	12	13	15	14	14
Net income	$531	$482	$690	$867	$702
Net income available to common shareholders-diluted	$505	$457	$664	$841	$676
Per common share data:
Basic earnings	3.04	2.75	4.00	5.07	4.03
Diluted earnings	3.02	2.74	3.98	5.05	4.01
Cash dividends	1.30	1.30	1.30	1.30	1.30
Average common shares outstanding:
Basic	166,460	165,985	165,909	165,842	167,732
Diluted	167,084	166,731	166,570	166,320	168,410
Performance ratios, annualized
Return on:
Average assets	1.01%	.92%	1.33%	1.70%	1.40%
Average common shareholders’ equity	8.14	7.41	10.99	14.27	11.74
Net interest margin on average earning assets (taxable-equivalent basis)	3.52	3.61	3.79	3.91	4.04
Nonaccrual loans to total loans and leases, net of unearned discount	1.71	1.62	1.77	1.83	1.92
Net operating (tangible) results (a)
Net operating income	$543	$494	$702	$879	$715
Diluted net operating income per common share	3.09	2.81	4.05	5.12	4.09
Annualized return on:
Average tangible assets	1.08%	.98%	1.41%	1.80%	1.49%
Average tangible common shareholders’ equity	12.67	11.70	17.41	22.73	19.00
Efficiency ratio (b)	60.8	62.1	53.7	48.9	55.5
Balance sheet data
Average balances:
Total assets (c)	$211,478	$208,752	$205,791	$204,376	$202,599
Total tangible assets (c)	202,906	200,172	197,199	195,764	193,957
Earning assets	193,135	190,536	187,403	185,936	184,069
Investment securities	28,587	27,490	27,993	28,623	27,622
Loans and leases, net of unearned discount	133,796	132,770	132,617	133,545	132,012
Deposits	164,065	164,713	162,688	159,399	161,537
Borrowings	16,001	13,057	12,585	15,055	11,505
Common shareholders’ equity (c)	25,008	24,489	24,009	23,674	23,366
Tangible common shareholders’ equity (c)	16,436	15,909	15,417	15,062	14,724
At end of quarter:
Total assets (c)	215,137	208,264	209,124	207,672	202,956
Total tangible assets (c)	206,574	199,689	200,538	199,074	194,321
Earning assets	195,712	189,140	189,942	188,504	183,853
Investment securities	28,496	26,897	27,336	27,916	28,443
Loans and leases, net of unearned discount	134,973	134,068	132,355	133,344	132,938
Deposits	167,196	163,274	164,128	162,058	159,075
Borrowings	16,245	13,517	13,854	15,325	14,458
Common shareholders’ equity (c)	25,158	24,946	24,186	23,790	23,366
Tangible common shareholders’ equity (c)	16,595	16,371	15,600	15,192	14,731
Equity per common share	150.90	150.15	145.72	143.41	140.88
Tangible equity per common share	99.54	98.54	93.99	91.58	88.81

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

M&T BANK CORPORATION AND SUBSIDIARIES

Table 2

RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2024	2023 Quarters
(Dollars in millions, except per share)	First Quarter	Fourth	Third	Second	First
Income statement data
Net income
Net income	$531	$482	$690	$867	$702
Amortization of core deposit and other intangible assets (a)	12	12	12	12	13
Net operating income	$543	$494	$702	$879	$715
Earnings per common share
Diluted earnings per common share	$3.02	$2.74	$3.98	$5.05	$4.01
Amortization of core deposit and other intangible assets (a)	.07	.07	.07	.07	.08
Diluted net operating earnings per common share	$3.09	$2.81	$4.05	$5.12	$4.09
Other expense
Other expense	$1,396	$1,450	$1,278	$1,293	$1,359
Amortization of core deposit and other intangible assets	(15)	(15)	(15)	(15)	(17)
Noninterest operating expense	$1,381	$1,435	$1,263	$1,278	$1,342
Efficiency ratio
Noninterest operating expense (numerator)	$1,381	$1,435	$1,263	$1,278	$1,342
Taxable-equivalent net interest income	$1,692	$1,735	$1,790	$1,813	$1,832
Other income	580	578	560	803	587
Less: Gain (loss) on bank investment securities	2	4	—	1	—
Denominator	$2,270	$2,309	$2,350	$2,615	$2,419
Efficiency ratio	60.8%	62.1%	53.7%	48.9%	55.5%
Balance sheet data
Average assets
Average assets	$211,478	$208,752	$205,791	$204,376	$202,599
Goodwill	(8,465)	(8,465)	(8,465)	(8,473)	(8,490)
Core deposit and other intangible assets	(140)	(154)	(170)	(185)	(201)
Deferred taxes	33	39	43	46	49
Average tangible assets	$202,906	$200,172	$197,199	$195,764	$193,957
Average common equity
Average total equity	$27,019	$26,500	$26,020	$25,685	$25,377
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)
Average common equity	25,008	24,489	24,009	23,674	23,366
Goodwill	(8,465)	(8,465)	(8,465)	(8,473)	(8,490)
Core deposit and other intangible assets	(140)	(154)	(170)	(185)	(201)
Deferred taxes	33	39	43	46	49
Average tangible common equity	$16,436	$15,909	$15,417	$15,062	$14,724
At end of quarter
Total assets
Total assets	$215,137	$208,264	$209,124	$207,672	$202,956
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(132)	(147)	(162)	(177)	(192)
Deferred taxes	34	37	41	44	47
Total tangible assets	$206,574	$199,689	$200,538	$199,074	$194,321
Total common equity
Total equity	$27,169	$26,957	$26,197	$25,801	$25,377
Preferred stock	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)
Common equity	25,158	24,946	24,186	23,790	23,366
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(132)	(147)	(162)	(177)	(192)
Deferred taxes	34	37	41	44	47
Total tangible common equity	$16,595	$16,371	$15,600	$15,192	$14,731

(a)
After any related tax effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the discussion contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" and "Capital."

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2024.

(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of March 31, 2024. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.

Item 1A. Risk Factors.

There have been no material changes in risk factors relating to M&T to those disclosed in response to Part I, Item 1A of the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable.

(c)

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2024	210	$136.94	—	$1,200,060,000
February 1 - February 29, 2024	—	—	—	1,200,060,000
March 1 - March 31, 2024	18,205	140.05	—	1,200,060,000
Total	18,415	$140.01	—

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

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

Exhibit No.

10.1	Retirement and Consulting Agreement, dated as of February 8, 2024, by and between Doris Meister and M&T Bank. Filed herewith.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. Filed herewith.

104	The cover page from M&T Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 3, 2024	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer