Form 10-Q
period 2024-06-30
M&T BANK CORP
filed 2024-08-05
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
Commission File Number 1-9861
_______________________
M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)
_______________________

New York	16-0968385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One M&T Plaza Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:
(716) 635-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $0.50 par value	MTB	New York Stock Exchange
Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H	MTBPrH	New York Stock Exchange
Perpetual 7.500% Non-Cumulative Preferred Stock, Series J	MTBPrJ	New York Stock Exchange
_____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No
Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on August 1, 2024: 167,000,691 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2024

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(Dollars in millions, except per share)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$1,778	$1,731
Interest-bearing deposits at banks	24,792	28,069
Trading account	99	106
Investment securities:
Available for sale (cost: $14,131 at June 30, 2024; $10,691 at December 31, 2023)	13,892	10,440
Held to maturity (fair value: $13,509 at June 30, 2024; $14,308 at December 31, 2023)	14,793	15,330
Equity and other securities (cost: $1,201 at June 30, 2024; $1,125 at December 31, 2023)	1,209	1,127
Total investment securities	29,894	26,897
Loans and leases, net of unearned discount of $990 at June 30, 2024 and $868 at December 31, 2023	135,002	134,068
Allowance for credit losses	(2,204)	(2,129)
Loans and leases, net	132,798	131,939
Premises and equipment	1,719	1,739
Goodwill	8,465	8,465
Core deposit and other intangible assets	119	147
Accrued interest and other assets	9,191	9,171
Total assets	$208,855	$208,264
Liabilities
Noninterest-bearing deposits	$47,729	$49,294
Savings and interest-checking deposits	94,668	93,221
Time deposits	17,513	20,759
Total deposits	159,910	163,274
Short-term borrowings	4,764	5,316
Accrued interest and other liabilities	4,438	4,516
Long-term borrowings	11,319	8,201
Total liabilities	180,431	181,307
Shareholders' equity
Preferred stock, $1.00 par, 20,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at June 30, 2024 and December 31, 2023; Liquidation preference of $10,000 per share: 215,000 shares at June 30, 2024 and 140,000 shares at December 31, 2023; Liquidation preference of $25 per share; 10,000,000 shares at June 30, 2024 and December 31, 2023	2,744	2,011
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at June 30, 2024 and December 31, 2023	90	90
Common stock issuable, 11,560 shares at June 30, 2024; 12,217 shares at December 31, 2023	1	1
Additional paid-in capital	9,976	10,020
Retained earnings	18,211	17,524
Accumulated other comprehensive income (loss), net	(551)	(459)
Treasury stock — common, at cost — 12,223,276 shares at June 30, 2024; 13,300,298 shares at December 31, 2023	(2,047)	(2,230)
Total shareholders’ equity	28,424	26,957
Total liabilities and shareholders’ equity	$208,855	$208,264
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share, shares in thousands)	2024	2023	2024	2023
Interest income
Loans and leases, including fees	$2,128	$1,998	$4,225	$3,848
Investment securities:
Fully taxable	244	199	456	381
Exempt from federal taxes	16	16	32	33
Deposits at banks	400	302	819	579
Other	1	1	2	2
Total interest income	2,789	2,516	5,534	4,843
Interest expense
Savings and interest-checking deposits	618	369	1,233	646
Time deposits	217	150	442	239
Short-term borrowings	69	96	153	154
Long-term borrowings	167	102	308	187
Total interest expense	1,071	717	2,136	1,226
Net interest income	1,718	1,799	3,398	3,617
Provision for credit losses	150	150	350	270
Net interest income after provision for credit losses	1,568	1,649	3,048	3,347
Other income
Mortgage banking revenues	106	107	210	192
Service charges on deposit accounts	127	119	251	232
Trust income	170	172	330	366
Brokerage services income	30	25	59	49
Trading account and other non-hedging derivative gains	7	17	16	28
Gain (loss) on bank investment securities	(8)	1	(6)	1
Other revenues from operations	152	362	304	522
Total other income	584	803	1,164	1,390
Other expense
Salaries and employee benefits	764	738	1,597	1,546
Equipment and net occupancy	125	129	254	256
Outside data processing and software	124	106	244	212
Professional and other services	91	100	176	225
FDIC assessments	37	28	97	58
Advertising and marketing	27	28	47	59
Amortization of core deposit and other intangible assets	13	15	28	32
Other costs of operations	116	149	250	264
Total other expense	1,297	1,293	2,693	2,652
Income before taxes	855	1,159	1,519	2,085
Income taxes	200	292	333	516
Net income	$655	$867	$1,186	$1,569
Net income available to common shareholders
Basic	$626	$841	$1,131	$1,516
Diluted	626	841	1,131	1,516
Net income per common share
Basic	3.75	5.07	6.79	9.09
Diluted	3.73	5.05	6.76	9.06
Average common shares outstanding
Basic	166,951	165,842	166,705	166,782
Diluted	167,659	166,320	167,372	167,359
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Net income	$655	$867	$1,186	$1,569
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	18	(64)	8	1
Cash flow hedges adjustments	22	(156)	(95)	(75)
Defined benefit plans liability adjustments	(2)	(1)	(3)	(3)
Other	—	1	(2)	2
Total other comprehensive income (loss)	38	(220)	(92)	(75)
Total comprehensive income	$693	$647	$1,094	$1,494
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Cash flows from operating activities
Net income	$1,186	$1,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	350	270
Depreciation and amortization of premises and equipment	159	149
Amortization of capitalized servicing rights	70	57
Amortization of core deposit and other intangible assets	28	32
Provision for deferred income taxes	(14)	(7)
Asset write-downs	6	1
Net (gain) loss on sales of assets	3	(234)
Net change in accrued interest receivable, payable	—	259
Net change in other accrued income and expense	51	(72)
Net change in loans originated for sale	11	(340)
Net change in trading account and other non-hedging derivative assets and liabilities	112	1
Net cash provided by operating activities	1,962	1,685
Cash flows from investing activities
Proceeds from sales of investment securities:
Available for sale	58	—
Equity and other securities	223	614
Proceeds from maturities of investment securities:
Available for sale	3,522	298
Held to maturity	547	571
Purchases of investment securities:
Available for sale	(7,200)	(344)
Held to maturity	—	(2,948)
Equity and other securities	(294)	(873)
Net increase in loans and leases	(1,258)	(1,645)
Net (increase) decrease in interest-bearing deposits at banks	3,277	(2,148)
Capital expenditures, net	(101)	(101)
Net decrease in loan servicing advances	153	286
Other, net	(384)	(360)
Net cash used by investing activities	(1,457)	(6,650)
Cash flows from financing activities
Net decrease in deposits	(3,366)	(1,455)
Net increase (decrease) in short-term borrowings	(552)	4,353
Proceeds from long-term borrowings	3,357	3,486
Payments on long-term borrowings	(162)	—
Proceeds from issuance of Series J preferred stock	733	—
Purchases of treasury stock	—	(594)
Dividends paid — common	(446)	(436)
Dividends paid — preferred	(58)	(50)
Other, net	36	(11)
Net cash provided (used) by financing activities	(458)	5,293
Net increase in cash, cash equivalents and restricted cash	47	328
Cash, cash equivalents and restricted cash at beginning of period	1,731	1,520
Cash, cash equivalents and restricted cash at end of period	$1,778	$1,848
Supplemental disclosure of cash flow information
Interest received during the period	$5,547	$4,814
Interest paid during the period	2,115	923
Income taxes paid during the period	106	329
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	23	12
Additions to right-of-use assets under operating leases	43	69
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in millions, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
Three Months Ended June 30, 2024
Balance — April 1, 2024	$2,011	$90	$1	$9,976	$17,812	$(589)	$(2,132)	$27,169
Total comprehensive income	—	—	—	—	655	38	—	693
Issuance of Series J preferred stock	733	—	—	—	—	—	—	733
Preferred stock cash dividends (a)	—	—	—	—	(27)	—	—	(27)
Stock-based compensation transactions, net	—	—	—	—	(1)	—	85	84
Common stock cash dividends — $1.35 per share	—	—	—	—	(228)	—	—	(228)
Balance — June 30, 2024	$2,744	$90	$1	$9,976	$18,211	$(551)	$(2,047)	$28,424

Six Months Ended June 30, 2024
Balance — January 1, 2024	$2,011	$90	$1	$10,020	$17,524	$(459)	$(2,230)	$26,957
Total comprehensive income	—	—	—	—	1,186	(92)	—	1,094
Issuance of Series J preferred stock	733	—	—	—	—	—	—	733
Preferred stock cash dividends (a)	—	—	—	—	(52)	—	—	(52)
Stock-based compensation transactions, net	—	—	—	(44)	(1)	—	183	138
Common stock cash dividends — $2.65 per share	—	—	—	—	(446)	—	—	(446)
Balance — June 30, 2024	$2,744	$90	$1	$9,976	$18,211	$(551)	$(2,047)	$28,424

Three Months Ended June 30, 2023
Balance — April 1, 2023	$2,011	$90	$1	$9,986	$16,212	$(645)	$(2,278)	$25,377
Total comprehensive income	—	—	—	—	867	(220)	—	647
Preferred stock cash dividends (a)	—	—	—	—	(25)	—	—	(25)
Stock-based compensation transactions, net	—	—	—	14	—	—	5	19
Common stock cash dividends — $1.30 per share	—	—	—	—	(217)	—	—	(217)
Balance — June 30, 2023	$2,011	$90	$1	$10,000	$16,837	$(865)	$(2,273)	$25,801

Six Months Ended June 30, 2023
Balance — January 1, 2023	$2,011	$90	$1	$10,002	$15,754	$(790)	$(1,750)	$25,318
Total comprehensive income	—	—	—	—	1,569	(75)	—	1,494
Preferred stock cash dividends (a)	—	—	—	—	(50)	—	—	(50)
Purchases of treasury stock	—	—	—	—	—	—	(600)	(600)
Stock-based compensation transactions, net	—	—	—	(2)	(1)	—	77	74
Common stock cash dividends — $2.60 per share	—	—	—	—	(435)	—	—	(435)
Balance — June 30, 2023	$2,011	$90	$1	$10,000	$16,837	$(865)	$(2,273)	$25,801
_______________________________________________________________
(a)For the three-month and six-month periods ended June 30, 2024, dividends per share for Preferred Series E were $22.95 and $39.075, respectively. For the three-month and six-month periods ended June 30, 2023 dividends per share for Preferred Series E were $16.125 and $32.25, respectively. For the three-month and six-month periods ended June 30, 2024 and 2023, dividends per preferred share were: Preferred Series F - $128.125 and $256.25, respectively; Preferred Series G - $125.00 and $250.00, respectively; Preferred Series H - $0.3516 and $0.7031, respectively; and Preferred Series I - $87.50 and $175.00, respectively.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
1. Significant accounting policies

The consolidated interim financial statements of the Company were compiled in accordance with GAAP using the accounting policies set forth in note 1 of Notes to Financial Statements included in M&T's 2023 Annual Report, except as described in the following table. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.
Recent accounting developments

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards Adopted in 2024
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments permit an election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.

	Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received and the net amortization and income tax credits and other income tax benefits are recognized in the income statement as a component of income tax expense (benefit).	January 1, 2024	As described in note 12, the Company adopted the amended guidance effective January 1, 2024 using a modified retrospective transition. The guidance did not have a material impact on the Company's consolidated financial statements.
2. Divestiture
On April 29, 2023, the Company sold its CIT business to a private equity firm. The transaction resulted in a pre-tax gain of $225 million ($157 million after-tax effect) that has been included in "other revenues from operations" in the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2023. Prior to the sale, the CIT business contributed $15 million and $60 million to trust income in the three-month and six-month periods ended June 30, 2023, respectively. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in those periods.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,819	$2	$85	$7,736
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,101	4	16	2,089
Residential	4,108	6	148	3,966
Other debt securities	103	—	2	101
	14,131	12	251	13,892
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,010	—	30	980
Obligations of states and political subdivisions	2,433	—	127	2,306
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,037	—	157	1,880
Residential	9,272	—	972	8,300
Privately issued	40	7	5	42
Other debt securities	1	—	—	1
	14,793	7	1,291	13,509
Total debt securities	$28,924	$19	$1,542	$27,401
Equity and other securities:
Readily marketable equity — at fair value	$272	$11	$3	$280
Other — at cost	929	—	—	929
Total equity and other securities	$1,201	$11	$3	$1,209

December 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,818	$—	$113	$7,705
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	425	—	9	416
Residential	2,272	—	118	2,154
Other debt securities	176	—	11	165
	10,691	—	251	10,440
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,005	—	31	974
Obligations of states and political subdivisions	2,501	—	67	2,434
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,033	—	130	1,903
Residential	9,747	4	802	8,949
Privately issued	42	9	5	46
Other debt securities	2	—	—	2
	15,330	13	1,035	14,308
Total debt securities	$26,021	$13	$1,286	$24,748
Equity and other securities:
Readily marketable equity — at fair value	$266	$5	$3	$268
Other — at cost	859	—	—	859
Total equity and other securities	$1,125	$5	$3	$1,127

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
Gross realized losses from sales of investment securities totaled $13 million for each of the three-month and six-month periods ended June 30, 2024. There were no significant gross realized gains recognized for those same 2024 periods. There were no significant gross realized gains or losses from sales of investment securities for the three-month and six-month periods ended June 30, 2023. Unrealized losses on equity securities are included in "gain (loss) on bank investment securities" in the Consolidated Statement of Income.
At June 30, 2024, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Estimated Fair Value
Debt securities available for sale:
Due in one year or less	$3,133	$3,093
Due after one year through five years	4,789	4,744
Due after five years through ten years	—	—
Due after ten years	—	—
	7,922	7,837
Mortgage-backed securities	6,209	6,055
	$14,131	$13,892
Debt securities held to maturity:
Due in one year or less	$588	$579
Due after one year through five years	653	628
Due after five years through ten years	1,392	1,332
Due after ten years	811	748
	3,444	3,287
Mortgage-backed securities	11,349	10,222
	$14,793	$13,509

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
A summary of investment securities that as of June 30, 2024 and December 31, 2023 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Investment securities available for sale:
U.S. Treasury and federal agencies	$2,586	$15	$4,400	$70
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,061	10	317	6
Residential	1,129	11	1,874	137
Other debt securities	10	—	64	2
	4,786	36	6,655	215
Investment securities held to maturity:
U.S. Treasury and federal agencies	—	—	980	30
Obligations of states and political subdivisions	45	1	2,214	126
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,880	157
Residential	790	13	7,510	959
Privately issued	—	—	31	5
	835	14	12,615	1,277
Total	$5,621	$50	$19,270	$1,492

December 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$229	$1	$7,474	$112
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	74	1	330	8
Residential	151	2	1,959	116
Other debt securities	6	—	154	11
	460	4	9,917	247
Investment securities held to maturity:
U.S. Treasury and federal agencies	50	—	924	31
Obligations of states and political subdivisions	218	3	2,172	64
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	328	9	1,575	121
Residential	955	11	7,139	791
Privately issued	—	—	34	5
	1,551	23	11,844	1,012
Total	$2,011	$27	$21,761	$1,259

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
The Company owned 3,996 individual debt securities with aggregate gross unrealized losses of $1.5 billion at June 30, 2024. Based on a review of each of the securities in the investment securities portfolio at June 30, 2024, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2024, the Company does not intend to sell, nor is it anticipated that it would be required to sell, any of its impaired investment securities at a loss. At June 30, 2024, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $929 million of cost method equity securities.
The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at June 30, 2024 or December 31, 2023.
At June 30, 2024 and December 31, 2023, investment securities with carrying values of $7.1 billion (including $311 million related to repurchase transactions) and $8.2 billion (including $393 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits.
4. Loans and leases and the allowance for credit losses
A summary of current, past due and nonaccrual loans as of June 30, 2024 and December 31, 2023 follows:

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
June 30, 2024
Commercial and industrial	$58,982	$234	$6	$805	$60,027
Real estate:
Commercial (a)	21,913	142	4	707	22,766
Residential builder and developer	1,026	2	—	2	1,030
Other commercial construction	5,581	76	2	77	5,736
Residential (b)	21,023	709	214	205	22,151
Residential — limited documentation	762	35	—	55	852
Consumer:
Home equity lines and loans	4,449	33	—	79	4,561
Recreational finance	11,152	83	—	25	11,260
Automobile	4,459	53	—	11	4,523
Other	2,011	20	7	58	2,096
Total	$131,358	$1,387	$233	$2,024	$135,002

December 31, 2023
Commercial and industrial	$56,091	$238	$11	$670	$57,010
Real estate:
Commercial (a)	24,072	311	25	869	25,277
Residential builder and developer	1,065	5	—	3	1,073
Other commercial construction	6,322	159	1	171	6,653
Residential (b)	21,080	763	295	215	22,353
Residential — limited documentation	825	31	—	55	911
Consumer:
Home equity lines and loans	4,528	40	—	81	4,649
Recreational finance	9,935	87	—	36	10,058
Automobile	3,918	60	—	14	3,992
Other	2,003	30	7	52	2,092
Total	$129,839	$1,724	$339	$2,166	$134,068
_______________________________________________________________
(a)Commercial real estate loans held for sale were $168 million at June 30, 2024 and $189 million at December 31, 2023.
(b)One-to-four family residential mortgage loans held for sale were $209 million at June 30, 2024 and $190 million at December 31, 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Credit quality indicators
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are designated as “criticized” and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be designated as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
The following table summarizes the loan grades applied at June 30, 2024 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the three-month and six-month periods ended June 30, 2024 by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2024	2023	2022	2021	2020	Prior
Commercial and industrial:
Pass	$4,226	$7,554	$7,107	$4,199	$1,932	$6,299	$24,139	$73	$55,529
Criticized accrual	74	334	443	244	129	738	1,690	41	3,693
Criticized nonaccrual	5	45	97	57	62	221	301	17	805
Total commercial and industrial	$4,305	$7,933	$7,647	$4,500	$2,123	$7,258	$26,130	$131	$60,027
Gross charge-offs three months ended June 30, 2024	$1	$7	$10	$11	$7	$9	$33	$—	$78
Gross charge-offs six months ended June 30, 2024	$1	$14	$19	$15	$10	$14	$83	$—	$156
Real estate:
Commercial:
Pass	$339	$1,747	$1,377	$1,178	$1,860	$10,663	$395	$—	$17,559
Criticized accrual	—	294	726	445	695	2,333	7	—	4,500
Criticized nonaccrual	—	—	22	32	37	615	1	—	707
Total commercial real estate	$339	$2,041	$2,125	$1,655	$2,592	$13,611	$403	$—	$22,766
Gross charge-offs three months ended June 30, 2024	$—	$4	$—	$—	$5	$30	$—	$—	$39
Gross charge-offs six months ended June 30, 2024	$—	$4	$—	$—	$5	$43	$—	$—	$52
Residential builder and developer:
Pass	$234	$379	$119	$24	$4	$11	$113	$—	$884
Criticized accrual	6	52	45	10	—	31	—	—	144
Criticized nonaccrual	—	—	—	1	—	1	—	—	2
Total residential builder and developer	$240	$431	$164	$35	$4	$43	$113	$—	$1,030
Gross charge-offs three months ended June 30, 2024	$—	$—	$—	$—	$—	$1	$—	$—	$1
Gross charge-offs six months ended June 30, 2024	$—	$—	$—	$—	$—	$2	$—	$—	$2
Other commercial construction:
Pass	$43	$1,171	$1,184	$517	$242	$332	$44	$—	$3,533
Criticized accrual	—	101	693	449	358	517	8	—	2,126
Criticized nonaccrual	—	—	1	9	45	22	—	—	77
Total other commercial construction	$43	$1,272	$1,878	$975	$645	$871	$52	$—	$5,736
Gross charge-offs three months ended June 30, 2024	$—	$—	$—	$—	$—	$3	$—	$—	$3
Gross charge-offs six months ended June 30, 2024	$—	$—	$2	$—	$—	$10	$2	$—	$14
The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at June 30, 2024 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three-month and six-month periods ended June 30, 2024 by origination year follows:

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2024	2023	2022	2021	2020	Prior
Residential:
Current	$971	$1,452	$4,584	$3,639	$2,475	$7,808	$94	$—	$21,023
30-89 days past due	3	12	112	79	42	460	1	—	709
Accruing loans past due 90 days or more	—	1	21	18	14	160	—	—	214
Nonaccrual	—	1	21	10	2	169	2	—	205
Total residential	$974	$1,466	$4,738	$3,746	$2,533	$8,597	$97	$—	$22,151
Gross charge-offs three months ended June 30, 2024	$—	$—	$—	$—	$—	$2	$—	$—	$2
Gross charge-offs six months ended June 30, 2024	$—	$—	$—	$—	$—	$3	$—	$—	$3
Residential - limited documentation:
Current	$—	$—	$—	$—	$—	$762	$—	$—	$762
30-89 days past due	—	—	—	—	—	35	—	—	35
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	55	—	—	55
Total residential - limited documentation	$—	$—	$—	$—	$—	$852	$—	$—	$852
Gross charge-offs three months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross charge-offs six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$2	$2	$101	$2,990	$1,354	$4,449
30-89 days past due	—	—	—	—	—	2	—	31	33
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	3	1	75	79
Total home equity lines and loans	$—	$—	$—	$2	$2	$106	$2,991	$1,460	$4,561
Gross charge-offs three months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$1	$1
Gross charge-offs six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$2	$2
Recreational finance:
Current	$2,205	$2,359	$2,126	$1,690	$1,163	$1,609	$—	$—	$11,152
30-89 days past due	—	14	15	16	14	24	—	—	83
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	5	4	5	3	8	—	—	25
Total recreational finance	$2,205	$2,378	$2,145	$1,711	$1,180	$1,641	$—	$—	$11,260
Gross charge-offs three months ended June 30, 2024	$1	$4	$6	$4	$3	$5	$—	$—	$23
Gross charge-offs six months ended June 30, 2024	$1	$7	$11	$10	$7	$12	$—	$—	$48
Automobile:
Current	$1,287	$937	$910	$832	$322	$171	$—	$—	$4,459
30-89 days past due	3	9	14	13	6	8	—	—	53
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1	2	2	2	1	3	—	—	11
Total automobile	$1,291	$948	$926	$847	$329	$182	$—	$—	$4,523
Gross charge-offs three months ended June 30, 2024	$—	$2	$2	$2	$—	$1	$—	$—	$7
Gross charge-offs six months ended June 30, 2024	$—	$4	$4	$4	$1	$2	$—	$—	$15
Other:
Current	$145	$195	$140	$95	$23	$22	$1,390	$1	$2,011
30-89 days past due	2	2	2	1	—	1	11	1	20
Accruing loans past due 90 days or more	—	—	—	—	—	—	7	—	7
Nonaccrual	1	1	1	—	—	—	55	—	58
Total other	$148	$198	$143	$96	$23	$23	$1,463	$2	$2,096
Gross charge-offs three months ended June 30, 2024	$4	$3	$2	$2	$—	$2	$13	$—	$26
Gross charge-offs six months ended June 30, 2024	$5	$6	$5	$3	$1	$2	$29	$—	$51
Total loans and leases at June 30, 2024	$9,545	$16,667	$19,766	$13,567	$9,431	$33,184	$31,249	$1,593	$135,002
Total gross charge-offs for the three months ended June 30, 2024	$6	$20	$20	$19	$15	$53	$46	$1	$180
Total gross charge-offs for the six months ended June 30, 2024	$7	$35	$41	$32	$24	$88	$114	$2	$343

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
The following table summarizes the loan grades applied at December 31, 2023 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial:
Pass	$8,689	$8,087	$4,800	$2,248	$2,169	$4,843	$22,345	$70	$53,251
Criticized accrual	292	279	277	142	127	481	1,460	31	3,089
Criticized nonaccrual	29	68	56	75	36	150	243	13	670
Total commercial and industrial	$9,010	$8,434	$5,133	$2,465	$2,332	$5,474	$24,048	$114	$57,010
Real estate:
Commercial:
Pass	$2,048	$1,742	$1,367	$2,011	$3,059	$8,491	$440	$—	$19,158
Criticized accrual	227	891	465	456	966	2,238	7	—	5,250
Criticized nonaccrual	—	46	3	113	93	611	3	—	869
Total commercial real estate	$2,275	$2,679	$1,835	$2,580	$4,118	$11,340	$450	$—	$25,277
Residential builder and developer:
Pass	$530	$252	$41	$6	$2	$12	$116	$—	$959
Criticized accrual	1	18	30	—	59	—	3	—	111
Criticized nonaccrual	—	—	3	—	—	—	—	—	3
Total residential builder and developer	$531	$270	$74	$6	$61	$12	$119	$—	$1,073
Other commercial construction:
Pass	$813	$1,366	$651	$373	$646	$187	$30	$—	$4,066
Criticized accrual	53	391	390	691	565	326	—	—	2,416
Criticized nonaccrual	—	14	10	46	50	49	2	—	171
Total other commercial construction	$866	$1,771	$1,051	$1,110	$1,261	$562	$32	$—	$6,653

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
A summary of loans in accrual and nonaccrual status at December 31, 2023 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows:

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2023	2022	2021	2020	2019	Prior
Residential:
Current	$1,726	$4,709	$3,732	$2,543	$1,215	$7,060	$95	$—	$21,080
30-89 days past due	18	120	88	52	28	457	—	—	763
Accruing loans past due 90 days or more	1	30	28	17	14	205	—	—	295
Nonaccrual	1	17	10	3	4	179	1	—	215
Total residential	$1,746	$4,876	$3,858	$2,615	$1,261	$7,901	$96	$—	$22,353
Residential - limited documentation:
Current	$—	$—	$—	$—	$—	$825	$—	$—	$825
30-89 days past due	—	—	—	—	—	31	—	—	31
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	55	—	—	55
Total residential - limited documentation	$—	$—	$—	$—	$—	$911	$—	$—	$911
Consumer:
Home equity lines and loans:
Current	$—	$—	$2	$2	$13	$98	$3,022	$1,391	$4,528
30-89 days past due	—	—	—	—	—	3	—	37	40
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	5	3	73	81
Total home equity lines and loans	$—	$—	$2	$2	$13	$106	$3,025	$1,501	$4,649
Recreational finance:
Current	$2,653	$2,338	$1,857	$1,286	$781	$1,020	$—	$—	$9,935
30-89 days past due	11	16	19	14	11	16	—	—	87
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	3	5	8	6	5	9	—	—	36
Total recreational finance	$2,667	$2,359	$1,884	$1,306	$797	$1,045	$—	$—	$10,058
Automobile:
Current	$1,063	$1,096	$1,047	$427	$198	$87	$—	$—	$3,918
30-89 days past due	8	15	17	9	6	5	—	—	60
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	3	3	2	2	2	—	—	14
Total automobile	$1,073	$1,114	$1,067	$438	$206	$94	$—	$—	$3,992
Other:
Current	$250	$176	$118	$33	$13	$18	$1,392	$3	$2,003
30-89 days past due	3	3	2	—	—	1	20	1	30
Accruing loans past due 90 days or more	—	—	—	—	—	—	7	—	7
Nonaccrual	2	1	1	—	—	—	48	—	52
Total other	$255	$180	$121	$33	$13	$19	$1,467	$4	$2,092
Total loans and leases at December 31, 2023	$18,423	$21,683	$15,025	$10,555	$10,062	$27,464	$29,237	$1,619	$134,068

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Allowance for credit losses
For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Changes in the allowance for credit losses for the three months ended June 30, 2024 and 2023 were as follows:

	Commercial and Industrial	Real Estate
(Dollars in millions)		Commercial	Residential	Consumer	Total
Three Months Ended June 30, 2024
Beginning balance	$684	$754	$118	$635	$2,191
Provision for credit losses	176	(70)	(8)	52	150
Net charge-offs:
Charge-offs	(78)	(43)	(2)	(57)	(180)
Recoveries	8	17	2	16	43
Net charge-offs	(70)	(26)	—	(41)	(137)
Ending balance	$790	$658	$110	$646	$2,204

Three Months Ended June 30, 2023
Beginning balance	$579	$669	$113	$614	$1,975
Provision for credit losses	12	122	3	13	150
Net charge-offs:
Charge-offs	(24)	(99)	(1)	(38)	(162)
Recoveries	16	2	3	14	35
Net (charge-offs) recoveries	(8)	(97)	2	(24)	(127)
Ending balance	$583	$694	$118	$603	$1,998
Changes in the allowance for credit losses for the six months ended June 30, 2024 and 2023 were as follows:

	Commercial and Industrial	Real Estate
(Dollars in millions)		Commercial	Residential	Consumer	Total
Six Months Ended June 30, 2024
Beginning balance	$620	$764	$116	$629	$2,129
Provision for credit losses	313	(61)	(6)	104	350
Net charge-offs:
Charge-offs	(156)	(68)	(3)	(116)	(343)
Recoveries	13	23	3	29	68
Net charge-offs	(143)	(45)	—	(87)	(275)
Ending balance	$790	$658	$110	$646	$2,204

Six Months Ended June 30, 2023
Beginning balance	$568	$611	$115	$631	$1,925
Provision for credit losses	33	208	2	27	270
Net charge-offs:
Charge-offs	(44)	(128)	(3)	(82)	(257)
Recoveries	26	3	4	27	60
Net (charge-offs) recoveries	(18)	(125)	1	(55)	(197)
Ending balance	$583	$694	$118	$603	$1,998

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of June 30, 2024 and December 31, 2023, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.
The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial and industrial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of designating the loan as “criticized,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.
For residential real estate loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of estimating losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Other consumer loans are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral.
Changes in the amount of the allowance for credit losses reflect the outcome of the procedures described herein, including the impact of changes in macroeconomic forecasts as compared with previous forecasts, as well as the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process.
The Company’s reserve for off-balance sheet credit exposures was not material at June 30, 2024 and December 31, 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and six-month periods ended June 30, 2024 and 2023 follows:

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost		Interest Income Recognized
(Dollars in millions)	June 30, 2024			March 31, 2024	January 1, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Commercial and industrial	$494	$311	$805	$864	$670	$7	$9
Real estate:
Commercial	315	392	707	855	869	20	26
Residential builder and developer	2	—	2	3	3	—	—
Other commercial construction	13	64	77	141	171	3	3
Residential	95	110	205	202	215	3	6
Residential — limited documentation	20	35	55	53	55	—	1
Consumer:
Home equity lines and loans	37	42	79	87	81	1	2
Recreational finance	15	10	25	30	36	—	—
Automobile	7	4	11	13	14	—	—
Other	58	—	58	54	52	—	—
Total	$1,056	$968	$2,024	$2,302	$2,166	$34	$47

(Dollars in millions)	June 30, 2023			March 31, 2023	January 1, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Commercial and industrial	$202	$405	$607	$569	$504	$3	$6
Real estate:
Commercial	376	816	1,192	1,330	1,240	4	9
Residential builder and developer	1	—	1	3	1	—	—
Other commercial construction	44	102	146	143	125	—	2
Residential	91	148	239	254	272	4	9
Residential — limited documentation	28	39	67	69	78	—	—
Consumer:
Home equity lines and loans	49	28	77	81	85	2	4
Recreational finance	23	9	32	34	45	—	—
Automobile	18	4	22	27	40	—	—
Other	51	2	53	47	49	—	—
Total	$883	$1,553	$2,436	$2,557	$2,439	$13	$30

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Loan modifications
During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include payment deferrals (predominantly extensions of maturity dates) and interest rate reductions but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. The tables that follow summarize the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month and six-month periods ended June 30, 2024 and 2023:

	Amortized cost at June 30, 2024
(Dollars in millions)	Payment Deferral (a)	Interest Rate Reduction	Other	Combination of Modification Types (b)	Total (c) (d)	Percent of Total Loan Class
Three Months Ended June 30, 2024
Commercial and industrial	$51	$13	$—	$—	$64	.11%
Real estate:
Commercial	168	—	—	—	168	.74
Residential builder and developer	26	—	—	—	26	2.49
Other commercial construction	125	—	—	—	125	2.18
Residential	55	—	—	1	56	.25
Residential — limited documentation	2	—	—	—	2	.26
Consumer:
Home equity lines and loans	—	—	—	—	—	—
Recreational finance	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$427	$13	$—	$1	$441	.33%

Six Months Ended June 30, 2024
Commercial and industrial	$196	$13	$—	$—	$209	.35%
Real estate:
Commercial	373	—	—	4	377	1.66
Residential builder and developer	27	—	—	—	27	2.62
Other commercial construction	197	—	—	—	197	3.44
Residential	99	—	—	2	101	.46
Residential — limited documentation	4	—	—	—	4	.45
Consumer:
Home equity lines and loans	—	—	—	1	1	.03
Recreational finance	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$896	$13	$—	$7	$916	.68%
_______________________________________________________________
(a)Predominantly extensions of maturity dates.
(b)Predominantly payment deferrals combined with interest rate reductions.
(c)Includes approximately $47 million and $88 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month and six-month periods ended June 30, 2024, respectively.
(d)Excludes unfunded commitments to extend credit totaling $1 million and $27 million for the three-month and six-month periods ended June 30, 2024, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued

	Amortized cost at June 30, 2023
(Dollars in millions)	Payment Deferral (a)	Interest Rate Reduction	Other	Combination of Modification Types (b)	Total (c) (d)	Percent of Total Loan Class at Period End
Three Months Ended June 30, 2023
Commercial and industrial	$26	$1	$—	$—	$27	.05%
Real estate:
Commercial	52	—	—	8	60	.22
Residential builder and developer	85	—	—	—	85	7.49
Other commercial construction	124	—	—	8	132	1.95
Residential	38	—	—	1	39	.17
Residential — limited documentation	3	—	—	1	4	.38
Consumer:
Home equity lines and loans	1	—	—	—	1	.02
Recreational finance	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$329	$1	$—	$18	$348	.26%

Six Months Ended June 30, 2023
Commercial and industrial	$93	$1	$—	$1	$95	.17%
Real estate:
Commercial	142	—	—	8	150	.56
Residential builder and developer	91	—	—	—	91	7.99
Other commercial construction	215	—	—	8	223	3.29
Residential	69	—	—	3	72	.32
Residential — limited documentation	8	—	—	1	9	.90
Consumer:
Home equity lines and loans	1	—	—	—	1	.02
Recreational finance	—	—	—	—	—	—
Automobile	—	—	—	—	—	.01
Other	—	—	—	—	—	—
Total	$619	$1	$—	$21	$641	.48%
_______________________________________________________________
(a)Predominantly extensions of maturity dates.
(b)Predominantly payment deferrals combined with interest rate reductions.
(c)Includes approximately $25 million and $48 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month and six-month periods ended June 30, 2023, respectively.
(d)Excludes unfunded commitments to extend credit totaling $78 million and $82 million for the three-month and six-month periods ended June 30, 2023, respectively.
The financial effects of the modifications for the three-month and six-month periods ended June 30, 2024 include an increase in the weighted-average remaining term for commercial and industrial loans of 0.7 years and 0.8 years, respectively, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 0.6 years and 0.8 years, respectively, and for residential real estate loans, of 8.9 years and 10.2 years, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
The financial effects of the modifications for the three-month and six-month periods ended June 30, 2023 include an increase in the weighted-average remaining term for commercial and industrial loans of 1.3 years for each period, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 1.0 years and 1.1 years, respectively, and for residential real estate loans, of 8.6 years and 8.9 years, respectively.
Modified loans to borrowers experiencing financial difficulty are subject to the allowance for credit losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and industrial loans and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. The following table summarizes the payment status, at June 30, 2024, of loans that were modified during the twelve-month period ended June 30, 2024.

	Payment status at June 30, 2024 (amortized cost)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (a)	Total
Twelve Months Ended June 30, 2024
Commercial and industrial	$294	$15	$3	$312
Real estate:
Commercial	545	42	14	601
Residential builder and developer	28	—	—	28
Other commercial construction	344	2	—	346
Residential (b)	104	54	29	187
Residential — limited documentation	6	—	—	6
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,323	$113	$46	$1,482
_______________________________________________________________
(a) Predominantly loan modifications with payment deferrals.
(b)Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $45 million and as past due 90 days or more of $27 million.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
The following table summarizes the payment status, at June 30, 2023, of loans that were modified during the six-month period ended June 30, 2023.

	Payment status at June 30, 2023 (amortized cost)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (a)	Total
Six Months Ended June 30, 2023
Commercial and industrial	$90	$4	$1	$95
Real estate:
Commercial	150	—	—	150
Residential builder and developer	91	—	—	91
Other commercial construction	223	—	—	223
Residential (b)	53	15	4	72
Residential — limited documentation	7	1	1	9
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	—	—	—	—
Total	$615	$20	$6	$641
___________________________________________________________
(a) Predominantly loan modifications with payment deferrals.
(b)Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $11 million and as past due 90 days or more of $4 million.
The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $33 million and $39 million at June 30, 2024 and December 31, 2023, respectively. There were $165 million and $170 million at June 30, 2024 and December 31, 2023, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at June 30, 2024, approximately 39% were government guaranteed.
At June 30, 2024, approximately $19.1 billion of commercial and industrial loans, including leases, $15.8 billion of commercial real estate loans, $18.6 billion of one-to-four family residential real estate loans, $2.6 billion of home equity loans and lines of credit and $10.3 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. At December 31, 2023, approximately $13.4 billion of commercial and industrial loans, including leases, $16.4 billion of commercial real estate loans, $18.8 billion of one-to-four family residential real estate loans, $2.6 billion of home equity loans and lines of credit and $11.0 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York as described in note 5.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
5. Borrowings

(Dollars in millions)	June 30, 2024	December 31, 2023
Short-term borrowings
Federal funds purchased and repurchase agreements	$264	$316
FHLB advances	4,500	5,000
Total short-term borrowings	$4,764	$5,316

Long-term borrowings
Senior notes — M&T	$3,256	$2,482
Senior notes — M&T Bank	3,743	3,741
FHLB advances	2,005	5
Subordinated notes — M&T	75	76
Subordinated notes — M&T Bank	867	873
Junior subordinated debentures — M&T	541	540
Asset-backed notes	822	474
Other	10	10
Total long-term borrowings	$11,319	$8,201
In February 2024, M&T Bank advanced $2.0 billion from the FHLB of New York which matures in February 2025 at a variable rate of SOFR plus 25 basis points payable quarterly until maturity. In March 2024, M&T issued $850 million of senior notes that mature in March 2032 and pay a 6.082% fixed rate semi-annually until March 2031 after which SOFR plus 2.26% will be paid quarterly until maturity. Also in March 2024, M&T Bank issued asset-backed notes secured by automobile loans. A total of $511 million of such notes were purchased by third parties. Those asset-backed notes had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 5.29% at the time of securitization. Further information about this financing transaction is provided in note 12.
M&T Bank had secured borrowing facilities available with the FHLB of New York and the FRB of New York totaling approximately $15.2 billion and $21.5 billion, respectively, at June 30, 2024. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.
6. Shareholders' equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. On May 13, 2024, M&T issued 75,000 shares of Perpetual 7.5% Non-Cumulative Preferred Stock, Series J, with a liquidation preference of $10,000 per share. On July 10, 2024, M&T announced its intention to redeem all outstanding shares of its Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, on August 15, 2024. Issued and outstanding preferred stock of M&T as of June 30, 2024 and December 31, 2023 is presented in the following table.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Shareholders' equity, continued

	June 30, 2024		December 31, 2023
(Dollars in millions)	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
Series E (a)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock $1,000 liquidation preference per share	350,000	$350	350,000	$350
Series F (b)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	500	50,000	500
Series G (c)
Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	40,000	400	40,000	400
Series H (d)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock $25 liquidation preference per share	10,000,000	261	10,000,000	261
Series I (e)
Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	500	50,000	500
Series J (f)
Fixed-Rate Non-Cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	75,000	733	—	—
_______________________________________________________________
(a)Dividends, if declared, were paid semi-annually at a rate of 6.45% through February 14, 2024 and thereafter are paid quarterly at a rate of the three-month SOFR plus 387 basis points. On July 10, 2024, M&T announced its intention to redeem all outstanding shares of the Series E Preferred Stock on August 15, 2024.
(b)Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR plus 378 basis points. The shares are redeemable in whole or in part on or after November 1, 2026. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
(c)Dividends, if declared, are paid semi-annually at a rate of 5.0% through July 31, 2024. On August 1, 2024 the dividend rate reset at 7.246% and will reset at each subsequent five year anniversary date therefrom at a rate of the five-year U.S. Treasury rate plus 3.174%. The shares are redeemable in whole or in part on or after August 1, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
(d)Dividends, if declared, are paid quarterly at a rate of 5.625% through December 14, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR rate plus 428 basis points. The shares are redeemable in whole or in part on or after April 1, 2027. Notwithstanding M&T's option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
(e)Dividends, if declared, are paid semi-annually at a rate of 3.5% through August 31, 2026. On September 1, 2026 and at each subsequent five year anniversary date therefrom the dividend rate will reset at a rate of the five-year U.S. Treasury rate plus 2.679%. The shares are redeemable in whole or in part on or after September 1, 2026. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
(f)Dividends, if declared, are paid quarterly at a rate of 7.5%. The shares are redeemable in whole or in part on or after June 15, 2029. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
7. Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At June 30, 2024 and December 31, 2023, the Company had $67 million and $68 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in "accrued interest and other assets" in the Company’s Consolidated Balance Sheet. In certain situations, the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At June 30, 2024 and December 31, 2023, the Company had deferred revenue of $51 million and $54 million, respectively, related to the sources in the accompanying tables recorded in "accrued interest and other liabilities" in the Consolidated Balance Sheet.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Revenue from contracts with customers, continued
The following tables summarize sources of the Company’s noninterest income during the three-month and six-month periods ended June 30, 2024 and 2023 that are subject to the revenue recognition accounting guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Three Months Ended June 30, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$40	$87	$—	$127
Trust income	1	—	169	170
Brokerage services income	1	—	29	30
Other revenues from operations:
Merchant discount and credit card interchange fees	19	24	—	43
Other	7	8	3	18
	$68	$119	$201	$388

Three Months Ended June 30, 2023
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$36	$83	$—	$119
Trust income	1	—	171	172
Brokerage services income	1	—	24	25
Other revenues from operations:
Merchant discount and credit card interchange fees	19	23	—	42
Other	7	8	3	18
	$64	$114	$198	$376

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Six Months Ended June 30, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$80	$171	$—	$251
Trust income	2	—	328	330
Brokerage services income	3	—	56	59
Other revenues from operations:
Merchant discount and credit card interchange fees	36	44	—	80
Other	15	15	5	35
	$136	$230	$389	$755

Six Months Ended June 30, 2023
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$70	$162	$—	$232
Trust income	1	—	365	366
Brokerage services income	3	—	46	49
Other revenues from operations:
Merchant discount and credit card interchange fees	36	43	—	79
Other	13	16	4	33
	$123	$221	$415	$759

NOTES TO FINANCIAL STATEMENTS, CONTINUED
8. Pension plans and other postretirement benefits
The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Service cost	$3	$3	$1	$1
Interest cost on projected benefit obligation	29	29	—	—
Expected return on plan assets	(50)	(50)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial gain	(1)	—	—	—
Net periodic benefit	$(19)	$(18)	$—	$—

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Service cost	$5	$6	$1	$1
Interest cost on projected benefit obligation	58	58	1	1
Expected return on plan assets	(101)	(101)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial gain	(1)	(1)	(1)	(1)
Net periodic benefit	$(39)	$(38)	$—	$—
Service cost is reflected in "salaries and employee benefits" and the other components of net periodic benefit cost are reflected in "other costs of operations" in the Consolidated Statement of Income. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $40 million and $36 million for the three months ended June 30, 2024 and 2023, respectively, and $85 million and $80 million for the six months ended June 30, 2024 and 2023, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Earnings per common share
The computations of basic earnings per common share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share, shares in thousands)	2024	2023	2024	2023
Income available to common shareholders:
Net income	$655	$867	$1,186	$1,569
Less: Preferred stock dividends	(27)	(25)	(52)	(50)
Net income available to common equity	628	842	1,134	1,519
Less: Income attributable to unvested stock-based compensation awards	(2)	(1)	(3)	(3)
Net income available to common shareholders	$626	$841	$1,131	$1,516
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	167,282	166,152	167,010	167,076
Less: Unvested stock-based compensation awards	(331)	(310)	(305)	(294)
Weighted-average shares outstanding	166,951	165,842	166,705	166,782

Basic earnings per common share	$3.75	$5.07	$6.79	$9.09
The computations of diluted earnings per common share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share, shares in thousands)	2024	2023	2024	2023
Net income available to common equity	$628	$842	$1,134	$1,519
Less: Income attributable to unvested stock-based compensation awards	(2)	(1)	(3)	(3)
Net income available to common shareholders	$626	$841	$1,131	$1,516
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	167,282	166,152	167,010	167,076
Less: Unvested stock-based compensation awards	(331)	(310)	(305)	(294)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	708	478	667	577
Adjusted weighted-average shares outstanding	167,659	166,320	167,372	167,359

Diluted earnings per common share	$3.73	$5.05	$6.76	$9.06
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
Stock-based compensation awards to purchase common stock of M&T representing 1,213,284 common shares and 1,270,737 common shares during the three-month and six-month periods ended June 30, 2024, respectively, and 2,284,597 and 1,828,360 common shares during the three-month and six-month periods ended June 30, 2023, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — January 1, 2024	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(1)	—	—	—	(1)		—	(1)
Unrealized losses on cash flow hedges	—	(313)	—	—	(313)		78	(235)
Other	—	—	—	(2)	(2)		—	(2)
Total other comprehensive income (loss) before reclassifications	(1)	(313)	—	(2)	(316)		78	(238)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net losses realized in net income	13	—	—	—	13		(4)	9
Net yield adjustment from cash flow hedges currently in effect	—	186	—	—	186	(a)	(46)	140
Amortization of prior service credit	—	—	(1)	—	(1)	(b)	—	(1)
Amortization of actuarial gains	—	—	(2)	—	(2)	(b)	—	(2)
Total other comprehensive income (loss)	12	(127)	(3)	(2)	(120)		28	(92)
Balance — June 30, 2024	$(239)	$(330)	$(158)	$(9)	$(736)		$185	$(551)

Balance — January 1, 2023	$(444)	$(336)	$(273)	$(13)	$(1,066)		$276	$(790)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	3	—	—	—	3		(2)	1
Unrealized losses on cash flow hedges	—	(208)	—	—	(208)		51	(157)
Other	—	—	—	4	4		(1)	3
Total other comprehensive income (loss) before reclassifications	3	(208)	—	4	(201)		48	(153)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	108	—	—	108	(a)	(27)	81
Amortization of prior service credit	—	—	(1)	—	(1)	(b)	—	(1)
Amortization of actuarial gains	—	—	(2)	—	(2)	(b)	—	(2)
Total other comprehensive income (loss)	3	(100)	(3)	4	(96)		21	(75)
Balance — June 30, 2023	$(441)	$(436)	$(276)	$(9)	$(1,162)		$297	$(865)
_______________________________________________________________
(a)Included in "interest income" in the Consolidated Statement of Income.
(b)Included in "other costs of operations" in the Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net consisted of the following:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance — December 31, 2023	$(187)	$(151)	$(115)	$(6)	$(459)
Net gain (loss) during period	8	(95)	(3)	(2)	(92)
Balance — June 30, 2024	$(179)	$(246)	$(118)	$(8)	$(551)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of June 30, 2024. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Estimated Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
June 30, 2024
Fair value hedges:
Fixed rate long-term borrowings (b) (c)	$3,850	5.6	3.48%	5.53%	$(9)
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (d)	25,905	1.7	3.41	5.33	(1)
Total	$29,755	2.2			$(10)
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings (b) (e)	$3,000	5.8	3.45%	5.62%	$(1)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (f)	23,977	1.7	3.45	5.36	11
Total	$26,977	2.2			$10
_______________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $113 million at June 30, 2024 and $43 million at December 31, 2023. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $329 million at June 30, 2024 and $214 million at December 31, 2023.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Includes notional amount and terms of $1.9 billion of forward-starting interest rate swap agreements that become effective in 2025.
(d)Includes notional amount and terms of $7.5 billion of forward-starting interest rate swap agreements that become effective in 2024 and 2025.
(e)Includes notional amount and terms of $1.0 billion of forward-starting interest rate swap agreements that become effective in 2025.
(f)Includes notional amount and terms of $9.0 billion of forward-starting interest rate swap agreements that become effective in 2024.
The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Such commitments have generally been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. Changes in unrealized gains and losses as a result of those activities were not material in each of the three and six months ended June 30, 2024 and 2023. Such changes are included in mortgage banking revenues and, in general are realized in subsequent periods as the related loans are sold and commitments satisfied.
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $43.2 billion and $44.4 billion at June 30, 2024 and December 31, 2023, respectively. The notional amounts of foreign exchange and other option and futures contracts not designated as hedging instruments aggregated $1.5 billion at each of June 30, 2024 and December 31, 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Derivative financial instruments, continued
Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$2	$12	$12	$2
Commitments to sell real estate loans	1	6	2	8
	3	18	14	10
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Mortgage-related commitments to originate real estate loans for sale	15	15	29	32
Commitments to sell real estate loans	32	35	6	3
	47	50	35	35
Other:
Interest rate contracts (b)	232	237	982	879
Foreign exchange and other option and futures contracts	13	19	10	19
	245	256	992	898
Total derivatives	$295	$324	$1,041	$943
_______________________________________________________________
(a)Asset derivatives are reported in "accrued interest and other assets" and liability derivatives are reported in "accrued interest and other liabilities" in the Consolidated Balance Sheet.
(b)The impact of variation margin payments at June 30, 2024 and December 31, 2023 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $861 million and $783 million, respectively, as of each period end, and in a liability position of $16 million and $32 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended June 30,
	2024		2023
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(18)	$18	$(46)	$47
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$3		$11
Foreign exchange and other option and futures contracts (b)	4		3
Total	$7		$14

	Amount of Gain (Loss) Recognized
	Six Months Ended June 30,
	2024		2023
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(78)	$78	$(34)	$35
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$6		$19
Foreign exchange and other option and futures contracts (b)	8		7
Total	$14		$26
_______________________________________________________________
(a)Reported as an adjustment to "interest expense" in the Consolidated Statement of Income.
(b)Reported as "trading account and other non-hedging derivative gains" in the Consolidated Statement of Income.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Derivative financial instruments, continued

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$3,723	$2,954	$(122)	$(44)
The net effect of interest rate swap agreements was to decrease net interest income by $113 million and $213 million during the three-month and six-month periods ended June 30, 2024, respectively, and to decrease net interest income by $63 million and $132 million during the three-month and six-month periods ended June 30, 2023, respectively. The amount of interest income recognized in the Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $99 million and $49 million for the three months ended June 30, 2024 and 2023, respectively, and a decrease of $186 million and $108 million for the six-month period ended June 30, 2024 and 2023, respectively. As of June 30, 2024 the unrealized net loss recognized in other comprehensive income related to cash flow hedges was $330 million, of which losses of $189 million, $148 million and gains of $7 million relate to interest rate swap agreements maturing in 2025, 2026 and 2027, respectively.
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
The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements and the related collateral posted, was not material at each of June 30, 2024 and December 31, 2023. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position on June 30, 2024 was not material.
The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $208 million at June 30, 2024 and $179 million at December 31, 2023. Counterparties posted collateral relating to those positions of $205 million at June 30, 2024 and $179 million at December 31, 2023, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.
In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $178 million and $129 million at June 30, 2024 and December 31, 2023, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
12. Variable interest entities and asset securitizations
The Company’s securitization activity includes securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any material losses as a result of having securitized assets.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Variable interest entities and asset securitizations, continued
In March 2024, M&T Bank issued asset-backed notes secured by automobile loans. Approximately $526 million of such loans were sold into a special purpose trust which in turn issued asset-backed notes to investors. The loans continue to be serviced by the Company. A total of $511 million of such notes, representing the senior-most notes in the securitization, were purchased by third parties. Those asset-backed notes had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 5.29% at the time of securitization. Additionally, $15 million of certificates representing the residual interests of the trust were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans, the Company is considered to be the primary beneficiary of the securitization trust and, accordingly, the trust has been included in the Company's consolidated financial statements. At June 30, 2024, the remaining balance of the loans and leases in trust was $457 million and the outstanding asset-backed notes issued to third party investors was $446 million.
M&T has issued junior subordinated debentures payable to various trusts that have issued preferred capital securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of June 30, 2024 and December 31, 2023, the Company included the junior subordinated debentures as “long-term borrowings” in its Consolidated Balance Sheet and recognized $22 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $9.5 billion and $9.8 billion at June 30, 2024 and December 31, 2023, respectively. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. The Company’s investments in qualified affordable housing projects are accounted for using the proportional amortization method whereby those investments are amortized to "income taxes" in the Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. Effective January 1, 2024, the Company adopted amended guidance which permits an election to account for other tax equity investments using the proportional amortization method if certain conditions are met. The Company has elected to apply the proportional amortization method to eligible renewable energy and certain other tax credit investments in addition to the low income housing tax credit investments for which the proportional amortization method had previously been applied. Information on the Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table:

(Dollars in millions)	June 30, 2024	December 31, 2023
Affordable housing projects:
Carrying amount (a)	$1,332	$1,340
Amount of future funding commitments included in carrying amount (b)	390	410
Contingent commitments	58	55
Renewable energy:
Carrying amount (a)	70	80
Amount of future funding commitments included in carrying amount (b)	6	31
Other:
Carrying amount (a)	39	41
Amount of future funding commitments included in carrying amount (b)	—	—
_______________________________________________________________
(a)Included in "accrued interest and other assets" in the Consolidated Balance Sheet.
(b)Included in "accrued interest and other liabilities" in the Consolidated Balance Sheet.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Variable interest entities and asset securitizations, continued
The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $8 million (net of $45 million of investment amortization) and $10 million (net of $41 million of investment amortization) for the three months ended June 30, 2024 and 2023, respectively and $15 million (net of $88 million of investment amortization) and $16 million (net of $82 million of investment amortization) for the six months ended June 30, 2024 and 2023, respectively. The net reduction to income tax expense has been reported in "net change in other accrued income and expense" in the Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at June 30, 2024 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $9 million and $20 million for the three-month and six-month periods ended June 30, 2024, respectively, and $4 million and $12 million for the three-month and six-month periods ended June 30, 2023, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of June 30, 2024 was $2.2 billion, including possible recapture of certain tax credits.
The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.
13. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2024.
Pursuant to GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists in GAAP for fair value measurements based upon the inputs to the valuation of an asset or liability.
•Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.
•Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.
•Level 3 — Valuation is derived from model-based and other techniques in which at least one significant input is unobservable and which may be based on the Company's own estimates about the assumptions that market participants would use to value the asset or liability.

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
13. Fair value measurements, continued
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
Available-for-sale investment securities and equity securities
The Company's available-for-sale investment securities have generally been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2. Certain investments in mutual funds and equity securities are actively traded and, therefore, have been classified as Level 1 valuations.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Fair value measurements, continued
The following tables present assets and liabilities at June 30, 2024 and December 31, 2023 measured at estimated fair value on a recurring basis:

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3 (a)
June 30, 2024
Trading account	$99	$99	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,736	—	7,736	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,089	—	2,089	—
Residential	3,966	—	3,966	—
Other debt securities	101	—	101	—
	13,892	—	13,892	—
Equity securities	280	265	15	—
Real estate loans held for sale	377	—	377	—
Other assets (b)	295	—	280	15
Total assets	$14,943	$364	$14,564	$15
Other liabilities (b)	$1,041	$—	$1,012	$29
Total liabilities	$1,041	$—	$1,012	$29

December 31, 2023
Trading account	$106	$101	$5	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,705	—	7,705	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	416	—	416	—
Residential	2,154	—	2,154	—
Other debt securities	165	—	165	—
	10,440	—	10,440	—
Equity securities	268	258	10	—
Real estate loans held for sale	379	—	379	—
Other assets (b)	324	—	309	15
Total assets	$11,517	$359	$11,143	$15
Other liabilities (b)	$943	$—	$911	$32
Total liabilities	$943	$—	$911	$32
_______________________________________________________________
(a)Significant unobservable inputs used in the fair value measurement of commitments to originate real estate loans held for sale included weighted-average commitment expirations of 6% at June 30, 2024 and 5% at December 31, 2023. An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.
(b)Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), interest rate and foreign exchange contracts not designated as hedging instruments (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 3).

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Fair value measurements, continued
The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial and industrial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were in the range of 10% to 90% with a weighted-average of 42% at June 30, 2024. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at June 30, 2024 was 44%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $1.0 billion at June 30, 2024 ($248 million and $783 million of which were classified as Level 2 and Level 3, respectively), $923 million at December 31, 2023 ($234 million and $689 million of which were classified as Level 2 and Level 3, respectively) and $652 million at June 30, 2023 ($297 million and $355 million of which were classified as Level 2 and Level 3, respectively). Changes in the fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2024 were decreases of $93 million and $221 million for the three-month and six-month periods ended June 30, 2024, respectively. Changes in the fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2023 were decreases of $101 million and $177 million for the three-month and six-month periods ended June 30, 2023, respectively.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken into foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of June 30, 2024 and 2023. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and six-month periods ended June 30, 2024 and 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Fair value measurements, continued
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s Consolidated Balance Sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans required no valuation allowance at each of June 30, 2024, December 31, 2023 and June 30, 2023.
Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Consolidated Balance Sheet are presented in the following table:

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash and cash equivalents	$1,778	$1,778	$1,607	$171	$—
Interest-bearing deposits at banks	24,792	24,792	—	24,792	—
Investment securities held to maturity	14,793	13,509	—	13,467	42
Loans and leases, net	132,798	129,866	—	6,865	123,001
Financial liabilities:
Time deposits	17,513	17,463	—	17,463	—
Short-term borrowings	4,764	4,764	—	4,764	—
Long-term borrowings	11,319	11,282	—	11,282	—

December 31, 2023
Financial assets:
Cash and cash equivalents	1,731	1,731	1,668	63	—
Interest-bearing deposits at banks	28,069	28,069	—	28,069	—
Investment securities held to maturity	15,330	14,308	—	14,262	46
Loans and leases, net	131,939	129,138	—	7,240	121,898
Financial liabilities:
Time deposits	20,759	20,715	—	20,715	—
Short-term borrowings	5,316	5,316	—	5,316	—
Long-term borrowings	8,201	8,107	—	8,107	—

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Fair value measurements, continued
With the exception of marketable securities and mortgage loans originated for sale, the Company’s financial instruments presented in the preceding tables are not readily marketable and market prices do not exist. The Company, in attempting to comply with the provisions of GAAP that require disclosures of fair value of financial instruments, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.
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

(Dollars in millions)	June 30, 2024	December 31, 2023
Commitments to extend credit:
Commercial and industrial	$29,201	$28,566
Commercial real estate loans to be sold	682	916
Other commercial real estate	3,764	5,019
Residential real estate loans to be sold	281	163
Other residential real estate	541	331
Home equity lines of credit	8,005	8,109
Credit cards	5,789	5,578
Other	283	413
Standby letters of credit	2,265	2,289
Commercial letters of credit	74	62
Financial guarantees and indemnification contracts	4,133	4,036
Commitments to sell real estate loans	1,269	1,400
Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.4 billion and $12.3 billion at June 30, 2024 and December 31, 2023, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Commitments and contingencies, continued
Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae DUS program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.0 billion and $3.9 billion at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the Company estimated that the recourse obligations described above were not material to the Company's consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.
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
The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2024, the Company's estimated obligation to loan purchasers was not material to the Company’s consolidated financial position.
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of June 30, 2024. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
In 2024, the FDIC notified member banks that the loss estimate attributable to certain failed banks had increased. The Company recorded FDIC special assessment expense of $5 million and $34 million in the Consolidated Statement of Income for the three and six months ended June 30, 2024, respectively, in addition to the $197 million recorded in the fourth quarter of 2023. The FDIC has indicated that the amount of the special assessment will be adjusted as its loss estimates change.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
15. Segment information
Reportable segments have been determined based upon the Company's organizational structure and its internal profitability reporting system, which is organized by strategic business unit. The reportable segments are Commercial Bank, Retail Bank and Institutional Services and Wealth Management.
The financial information of the Company's segments was compiled utilizing the accounting policies described in note 23 of Notes to Financial Statements in the Company's 2023 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.
Information about the Company's segments follows:

	Three Months Ended June 30,
	2024				2023
(Dollars in millions)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets
Commercial Bank	$717	$2	$205	$81,198	$759	$1	$235	$80,985
Retail Bank	1,294	—	472	52,950	1,296	—	475	51,058
Institutional Services and Wealth Management	401	3	144	3,668	591	3	285	3,720
All Other	(110)	(5)	(166)	74,165	(44)	(4)	(128)	68,613
Total	$2,302	$—	$655	$211,981	$2,602	$—	$867	$204,376

	Six Months Ended June 30,
	2024				2023
(Dollars in millions)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets
Commercial Bank	$1,416	$4	$406	$81,140	$1,570	$3	$568	$80,014
Retail Bank	2,562	—	918	52,591	2,530	—	927	51,175
Institutional Services and Wealth Management	778	6	272	3,652	981	6	395	3,688
All Other	(194)	(10)	(410)	74,346	(74)	(9)	(321)	68,615
Total	$4,562	$—	$1,186	$211,729	$5,007	$—	$1,569	$203,492
_______________________________________________________________
(a)Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $13 million and $14 million for the three-month periods ended June 30, 2024 and 2023, respectively, and $25 million and $28 million for the six-month periods ended June 30, 2024 and 2023, respectively, and is eliminated in "All Other" total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
16. Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at June 30, 2024 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in "other revenues from operations" in the Consolidated Statement of Income. That income totaled $25 million and $20 million for the six-month periods ended June 30, 2024 and 2023, respectively. There were no cash distributions during the three-month periods ended June 30, 2024 and 2023.
Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.1 billion and $1.2 billion at June 30, 2024 and December 31, 2023, respectively. Revenues from those servicing rights were $1 million and $2 million in the three-month periods ended June 30, 2024 and 2023, respectively, and $3 million in each of the six-month periods ended June 30, 2024 and 2023, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $112.5 billion and $115.3 billion at June 30, 2024 and December 31, 2023, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $31 million and $32 million for the three-month periods ended June 30, 2024 and 2023, respectively, and $63 million and $64 million in the six-month periods ended June 30, 2024 and 2023, respectively. In addition, the Company held $40 million and $42 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2024 and December 31, 2023, respectively, that were securitized by Bayview Financial. At June 30, 2024, the Company held $701 million of Bayview Financial's $3.6 billion syndicated loan facility.

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
Overview
The Company's results of operations for the second quarter of 2024 reflect a stabilization of deposit and borrowing costs after those costs increased significantly following four FOMC federal funds target rate increases totaling 100 basis points in the first three quarters of 2023. The FOMC has not adjusted that rate since. The results of operations for each of the first quarters of 2024 and 2023 included seasonal salaries and employee benefits expenses of $99 million. Estimated increases in the Company's FDIC special assessment of $29 million and $5 million were recorded in the first and second quarter of 2024 results of operations, respectively. Additional information about the FDIC special assessment is included in note 14 of Notes to Financial Statements. Other income in the first six months of 2023 included a $225 million gain on the sale of the Company's CIT business in April 2023. A summary of financial results for the Company is provided below:
SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions, except per share)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Net interest income	$1,718	$1,680	$38	2%	$3,398	$3,617	$(219)	-6%
Taxable-equivalent adjustment (a)	13	12	1	—	25	28	(3)	-8
Net interest income (taxable-equivalent basis) (a)	1,731	1,692	39	2	3,423	3,645	(222)	-6
Provision for credit losses	150	200	(50)	-25	350	270	80	30
Other income	584	580	4	1	1,164	1,390	(226)	-16
Other expense	1,297	1,396	(99)	-7	2,693	2,652	41	2
Net income	655	531	124	23	1,186	1,569	(383)	-24
Per common share data:
Basic earnings	3.75	3.04	0.71	23	6.79	9.09	(2.30)	-25
Diluted earnings	3.73	3.02	0.71	24	6.76	9.06	(2.30)	-25
Performance ratios, annualized
Return on:
Average assets	1.24%	1.01%			1.13%	1.55%
Average common shareholders’ equity	9.95	8.14			9.05	13.02
Net interest margin	3.59	3.52			3.56	3.97
____________________________________________
(a)Net interest income data are presented on a taxable-equivalent basis which is a non-GAAP measure. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 25%.
The increase in net income in the recent quarter as compared with the first quarter of 2024 resulted from the following:
•Net interest income on a taxable-equivalent basis increased $39 million reflecting an expansion of the net interest margin by 7 basis points as the cost of interest-bearing liabilities remained flat while yields on earning assets improved from the immediately preceding quarter.
•Provision for credit losses declined $50 million reflecting lower commercial real estate loans, including criticized loans, and modest improvement in forecasted real estate prices, partially offset by commercial and industrial and consumer loan growth.

•Other expense declined $99 million reflecting seasonal salaries and employee benefits expenses in the first quarter of 2024, partially offset by the full-quarter impact of annual merit increases awarded in the first quarter of 2024. Lower FDIC special assessment expense and other costs of operations also contributed to the decline.
The decline in net income for the six months ended June 30, 2024 as compared with the same 2023 period reflects the following:
•Net interest income on a taxable-equivalent basis declined $222 million reflecting a narrowing of the net interest margin by 41 basis points as higher deposit and borrowing costs outpaced increased yields on the Company's earning assets.
•Provision for credit losses increased $80 million reflecting the impact of higher interest rates on the performance of commercial borrowers and loan growth.
•Other income in the first six months of 2024 declined $226 million as compared with the first six months of 2023 reflecting the gain on sale of the CIT business in April 2023.
•Other expense in the first half of 2024, excluding $34 million of FDIC special assessment expense, rose slightly from 2023. Higher salaries and employee benefits expenses and a rise in outside data processing and software costs were partially offset by lower professional and other services expenses.
The Company's effective income tax rates were 23.4% and 20.0% for the quarters ended June 30, 2024 and March 31, 2024, respectively, and 21.9% and 24.8% for the six-month periods ended June 30, 2024 and 2023, respectively. The first quarter of 2024 income tax expense reflects a net discrete benefit related to the resolution of a tax matter inherited from the acquisition of People's United.
On May 13, 2024, M&T issued 75,000 shares of Perpetual Non-Cumulative Preferred Stock, Series J, with a liquidation preference of $10,000 per share. On July 10, 2024, M&T announced its intention to redeem, on August 15, 2024, all 350,000 outstanding shares of its Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E. Additional information about the issued and outstanding preferred stock of M&T is included in note 6 of Notes to Financial Statements.
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
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions, except per share)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Net operating income	$665	$543	$122	22%	$1,208	$1,594	$(386)	-24%
Diluted net operating earnings per share	3.79	3.09	0.70	23	6.89	9.21	(2.32)	-25
Return on:
Average tangible assets	1.31%	1.08%			1.20%	1.65%
Average tangible common equity	15.27	12.67			13.99	20.90
Efficiency ratio	55.3	60.8			58.0	52.0
Tangible equity per common share (a)	$102.42	$99.54	$2.88	3%	$102.42	$91.58	$10.84	12%
____________________________________________
(a)At the period end.
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
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	Three Months Ended
	June 30, 2024			March 31, 2024
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans and leases, net of unearned discount (a):
Commercial and industrial	$58,152	$1,018	7.04%	$56,821	$987	6.99%
Commercial real estate	31,458	506	6.38	32,696	526	6.36
Residential real estate	23,006	249	4.32	23,136	247	4.28
Consumer	21,972	362	6.61	21,143	343	6.54
Total loans and leases, net	134,588	2,135	6.38	133,796	2,103	6.32
Interest-bearing deposits at banks	29,294	400	5.50	30,647	419	5.49
Trading account	99	1	3.47	105	1	3.42
Investment securities (b):
U.S. Treasury and federal agencies	25,809	220	3.43	24,625	191	3.11
Obligations of states and political subdivisions	2,443	23	3.81	2,489	23	3.77
Other	1,443	23	6.47	1,473	20	5.54
Total investment securities	29,695	266	3.61	28,587	234	3.30
Total earning assets	193,676	2,802	5.82	193,135	2,757	5.74
Allowance for credit losses	(2,199)			(2,156)
Cash and due from banks	1,754			1,687
Other assets	18,750			18,812
Total assets	$211,981			$211,478
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$95,955	$618	2.59%	$94,867	$615	2.61%
Time deposits	19,802	217	4.41	20,583	225	4.41
Total interest-bearing deposits	115,757	835	2.90	115,450	840	2.93
Short-term borrowings	4,962	69	5.62	6,228	84	5.42
Long-term borrowings	11,490	167	5.83	9,773	141	5.81
Total interest-bearing liabilities	132,209	1,071	3.26	131,451	1,065	3.26
Noninterest-bearing deposits	47,734			48,615
Other liabilities	4,293			4,393
Total liabilities	184,236			184,459
Shareholders’ equity	27,745			27,019
Total liabilities and shareholders’ equity	$211,981			$211,478
Net interest spread			2.56			2.48
Contribution of interest-free funds			1.03			1.04
Net interest income/margin on earning assets		$1,731	3.59%		$1,692	3.52%
____________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans and leases, net of unearned discount (a):
Commercial and industrial	$57,486	$2,005	7.01%	$53,531	$1,717	6.47%
Commercial real estate	32,077	1,032	6.37	35,089	1,082	6.14
Residential real estate	23,071	496	4.30	23,775	479	4.03
Consumer	21,558	705	6.58	20,388	585	5.77
Total loans and leases, net	134,192	4,238	6.35	132,783	3,863	5.87
Interest-bearing deposits at banks	29,971	819	5.50	23,963	579	4.89
Trading account	102	2	3.45	136	2	2.50
Investment securities (b):
U.S. Treasury and federal agencies	25,217	411	3.28	24,215	346	2.88
Obligations of states and political subdivisions	2,466	46	3.79	2,562	48	3.73
Other	1,458	43	6.00	1,349	33	4.62
Total investment securities	29,141	500	3.46	28,126	427	3.04
Total earning assets	193,406	5,559	5.78	185,008	4,871	5.31
Allowance for credit losses	(2,178)			(1,962)
Cash and due from banks	1,721			1,849
Other assets	18,780			18,597
Total assets	$211,729			$203,492
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$95,411	$1,233	2.60%	$87,629	$646	1.49%
Time deposits	20,192	442	4.41	13,832	239	3.49
Total interest-bearing deposits	115,603	1,675	2.91	101,461	885	1.76
Short-term borrowings	5,595	153	5.51	6,273	154	4.94
Long-term borrowings	10,631	308	5.82	7,017	187	5.36
Total interest-bearing liabilities	131,829	2,136	3.26	114,751	1,226	2.15
Noninterest-bearing deposits	48,175			59,001
Other liabilities	4,343			4,208
Total liabilities	184,347			177,960
Shareholders’ equity	27,382			25,532
Total liabilities and shareholders’ equity	$211,729			$203,492
Net interest spread			2.52			3.16
Contribution of interest-free funds			1.04			.81
Net interest income/margin on earning assets		$3,423	3.56%		$3,645	3.97%
____________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
Expressed on a taxable-equivalent basis net interest income was $1.73 billion in the second quarter of 2024, compared with $1.69 billion in the first quarter of 2024. The increase in taxable-equivalent net interest income in the recent quarter reflects a 7 basis-point expansion of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, from the first quarter of 2024 to 3.59% in the recent quarter. That expansion largely reflects the deployment of cash to new loan originations and purchases of investment securities that generated higher yields than earning assets that have matured. The cost of interest-bearing liabilities has remained flat as compared with the first quarter of 2024, reflecting a shift in deposit mix from higher cost brokered deposits to lower cost customer savings and interest-checking deposits. That benefit was partially offset by higher balances of average borrowings. The Company continues to adjust its funding sources to include borrowings and brokered deposits in consideration of the competitive landscape for customer deposits. Average borrowings collectively rose $451 million or 3%, while average brokered deposits declined $1.2 billion or 9% when comparing the recent quarter with the first quarter of 2024.
Taxable-equivalent net interest income in the first six months of 2024 was $3.42 billion, down from $3.64 billion in the corresponding 2023 period. The decrease reflected a 41 basis-point narrowing of the net interest margin to 3.56% in the 2024 period from 3.97% in the year-earlier period. An increase in average interest-bearing liabilities in the first six months of 2024 as compared with the first six months of 2023 reflected a shift in customer deposits toward higher cost interest-bearing products, including time deposits, and higher average brokered deposits and borrowings. Average interest-bearing deposits rose $14.1 billion or 14% in the first six months of 2024 as compared with the first six months of 2023 and included an increase in average brokered deposits of $3.3 billion or 35%. Average borrowings rose $2.9 billion or 22% when comparing the first six months of 2024 to the same period in 2023. The increase in average earning assets in the first six months of 2024 reflects higher average deposits at the FRB of New York, loan growth and purchases of investment securities.
Lending Activities
The Company's lending activities in 2023 and for the first six months of 2024 reflect its execution of various strategies to reduce its relative concentration of commercial real estate loans. The following table summarizes average loans and leases for the three-month and six-month periods ended June 30, 2024 and percentage changes in the major components of the portfolio.
AVERAGE LOANS AND LEASES

		Percent Change from		Percent Change from
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Commercial and industrial	$58,152	2%	$57,486	7%
Commercial real estate	31,458	-4	32,077	-9
Residential real estate	23,006	-1	23,071	-3
Consumer:
Recreational finance	10,950	6	10,628	16
Automobile	4,394	5	4,286	-1
Home equity lines and loans	4,558	-1	4,578	-6
Other	2,070	—	2,066	1
Total consumer	21,972	4	21,558	6
Total	$134,588	1%	$134,192	1%
Average loans and leases totaled $134.6 billion in the second quarter of 2024, up $792 million or 1% from the first quarter of 2024.
•Average commercial and industrial loans and leases were $58.2 billion in the recent quarter, up $1.3 billion from the first quarter of 2024, reflecting higher levels of lending across most industry types.
•Commercial real estate loans averaged $31.5 billion in the second quarter of 2024, down $1.2 billion as compared with the first quarter of 2024, reflecting decreases of $676 million and $562 million of average permanent and construction commercial real estate loans, respectively.
•Largely reflecting customer payments on loans held for investment, average residential real estate loans decreased $130 million to $23.0 billion in the second quarter of 2024 as compared with the first quarter of 2024.
•Average consumer loans in the second quarter of 2024 increased $829 million from the first quarter of 2024 to $22.0 billion. That growth reflects an increase in average balances in recreational finance loans and automobile loans of $644 million and $217 million, respectively.

In the first six months of 2024, average loans and leases totaled $134.2 billion, up 1%, from $132.8 billion in the corresponding 2023 period.
•Average commercial and industrial loans and leases in the first half of 2024 increased $4.0 billion from the first half of 2023, reflecting growth in most industries, predominantly financial and insurance and motor vehicle and recreational finance dealers.
•Average commercial real estate loans declined $3.0 billion in the first half of 2024 as compared with the corresponding 2023 period reflecting decreases of $2.1 billion in average permanent commercial real estate loans and $962 million in average construction loans.
•Average residential real estate loans decreased $704 million in the six months ended June 30, 2024 from the first half of 2023. That decrease was largely attributable to customer payments on loans held for investment.
•Average consumer loans in the first half of 2024 increased $1.2 billion from the first half of 2023. That growth reflected higher average balances of $1.5 billion of recreational finance loans, partially offset by a decline of $295 million in the average balance of home equity loans and lines of credit.
Investing Activities
The investment securities portfolio averaged $29.7 billion in the second quarter of 2024, up $1.1 billion from the first quarter of 2024. The higher average balance in the recent quarter when compared with the first quarter of 2024 reflects the purchase of $3.1 billion of U.S. Treasury securities and government issued or guaranteed commercial and residential mortgage-backed securities in the recent quarter. In the first six months of 2024 and 2023, investment securities averaged $29.1 billion and $28.1 billion, respectively. The rise in average balances in the first half of 2024 as compared with the first half of 2023 reflects purchases of U.S Treasury securities and government issued or guaranteed commercial and residential mortgage-backed securities of $7.2 billion during the first half of 2024. The Company sold $71 million of non-agency investment securities from its available-for-sale portfolio during the first half of 2024. There were no significant sales of investment securities during the six months ended June 30, 2023. The Company routinely increases and decreases its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
The investment securities portfolio is largely comprised of government issued or guaranteed commercial and residential mortgage-backed securities and U.S. Treasury securities, but also includes municipal and other securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of movements in interest rates and spreads, changes in liquidity needs, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in either of the six months ended June 30, 2024 and 2023. A further discussion of fair values of investment securities is included herein under the heading "Capital." Additional information about the investment securities portfolio is included in notes 3 and 13 of Notes to Financial Statements.
Other earning assets include interest-bearing deposits at banks, trading account assets, federal funds sold and agreements to resell securities. Those other earning assets in the aggregate averaged $29.4 billion in the recently completed quarter, compared with $30.8 billion during the three months ended March 31, 2024, and $30.1 billion in the six months ended June 30, 2024, compared with $24.1 billion in the six months ended June 30, 2023. The amounts of other earning assets at those respective dates were predominantly comprised of deposits held at the FRB of New York. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits, brokered deposits and additions to or maturities of investment securities or borrowings.
Funding Activities - Deposits
The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 76% of average earning assets for each of the quarters ended June 30, 2024 and March 31, 2024, and 76% and 81% for the six months ended June 30, 2024 and 2023, respectively. The Company also includes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. The following table provides an analysis of quarterly changes in the components of average deposits.
AVERAGE DEPOSITS

		Percent Change from		Percent Change from
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Noninterest-bearing deposits	$47,734	-2%	$48,175	-18%
Savings and interest-checking deposits	87,762	1	87,300	4
Time deposits of $250,000 or less	12,407	4	12,196	92
Total core deposits	$147,903	—%	$147,671	-1%

Time deposits greater than $250,000	$3,569	5%	$3,486	100%
Brokered deposits	12,019	-9	12,621	35
Total deposits	$163,491	—%	$163,778	2%
Deposits averaged $163.5 billion in the recent quarter, a $574 million decrease from $164.1 billion in the first quarter of 2024.
•Average core deposits increased modestly from the first quarter of 2024 reflecting a stabilization of customer deposits in the higher rate environment.
•The decrease in average brokered deposits in the recent quarter reflects a shift in the Company's wholesale funding strategy. Average brokered time deposits decreased $1.4 billion to $3.8 billion in the recent quarter from $5.2 billion in the first quarter of 2024. The rates paid on those deposits averaged 4.99% and 5.01%, during the three months ended June 30, 2024 and March 31, 2024, respectively. Average brokered savings and interest-bearing transaction accounts increased $163 million to $8.2 billion in the recent quarter from $8.0 billion in the first quarter of 2024. The rates paid on those deposits averaged 4.75% and 4.78%, during the three months ended June 30, 2024 and March 31, 2024, respectively. The rate paid on total non-brokered interest-bearing deposits was 2.67% in each of the first and second quarters of 2024 reflecting a stabilization in deposit product pricing.
Average deposits increased $3.3 billion in the first six months of 2024 from $160.5 billion in the first half of 2023.
•Average core deposits decreased $1.7 billion in the six months ended June 30, 2024 as compared with the similar prior-year period reflecting the impact of an elevated interest rate environment that influenced customers to seek higher rate alternatives, including a shift of funds to commercial sweep products and time deposits greater than $250,000.
•The increase in average brokered deposits in the six months ended June 30, 2024 as compared with the first six months of 2023 reflects the Company's liquidity management and funding strategies during a period of rising interest rates, partially offset by the maturity of some brokered time deposits in the recent six-month period. Average brokered savings and interest-bearing transaction accounts increased $4.5 billion to $8.1 billion in the six months ended June 30, 2024 from $3.6 billion in the six months ended

June 30, 2023 and the rates paid on those deposits averaged 4.77% and 3.72%, respectively. Average brokered time deposits decreased $1.2 billion to $4.5 billion in the first half of 2024 from $5.7 billion in the six months ended June 30, 2023 and the rates paid on those deposits averaged 5.01% and 4.90%, respectively. The rate paid on total non-brokered interest-bearing deposits was 2.67% in the first six months of 2024, compared with 1.48% in the similar 2023 period. That increase in the rate on non-brokered interest-bearing deposits reflected repricing on certain deposit products as customers sought higher yields in an elevated interest rate environment.
The accompanying table summarizes the components of average total deposits by segment for the three months ended June 30, 2024 and March 31, 2024 and the six months ended June 30, 2024 and 2023.
AVERAGE DEPOSITS BY SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
Three Months Ended June 30, 2024
Noninterest-bearing deposits	$12,523	$25,150	$9,340	$721	$47,734
Savings and interest-checking deposits	30,003	51,655	7,895	6,402	95,955
Time deposits	426	15,501	43	3,832	19,802
Total	$42,952	$92,306	$17,278	$10,955	$163,491

Three Months Ended March 31, 2024
Noninterest-bearing deposits	$13,459	$25,380	$9,081	$695	$48,615
Savings and interest-checking deposits	29,721	51,274	7,131	6,741	94,867
Time deposits	353	14,995	37	5,198	20,583
Total	$43,533	$91,649	$16,249	$12,634	$164,065

Six Months Ended June 30, 2024
Noninterest-bearing deposits	$12,991	$25,265	$9,211	$708	$48,175
Savings and interest-checking deposits	29,862	51,464	7,513	6,572	95,411
Time deposits	389	15,248	40	4,515	20,192
Total	$43,242	$91,977	$16,764	$11,795	$163,778

Six Months Ended June 30, 2023
Noninterest-bearing deposits	$18,716	$29,760	$9,818	$707	$59,001
Savings and interest-checking deposits	22,769	53,913	7,490	3,457	87,629
Time deposits	321	7,741	15	5,755	13,832
Total	$41,806	$91,414	$17,323	$9,919	$160,462

Funding Activities - Borrowings
The following table summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
AVERAGE BORROWINGS

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Short-term borrowings:
Federal funds purchased and repurchase agreements	$292	$307	$299	$416
FHLB advances	4,670	5,921	5,296	5,857
Total short-term borrowings	$4,962	$6,228	$5,595	$6,273

Long-term borrowings:
Senior notes	$7,088	$6,418	$6,753	$5,485
FHLB advances	2,005	1,323	1,664	5
Subordinated notes	976	977	976	980
Junior subordinated debentures	541	540	541	537
Asset-backed notes	870	505	687	—
Other	10	10	10	10
Total long-term borrowings	11,490	9,773	10,631	7,017
Total borrowings	$16,452	$16,001	$16,226	$13,290
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The lower levels of short-term borrowings in the second quarter of 2024 as compared with the first quarter of 2024 as well as for the six months ended June 30, 2024 as compared with the similar 2023 period reflect the Company's management of liquidity.
Reflecting new issuances and advances of long-term borrowing arrangements of $3.4 billion during the first quarter of 2024, long-term borrowings averaged $11.5 billion and $9.8 billion in the three-month periods ended June 30, 2024 and March 31, 2024, respectively. Long-term borrowings averaged $10.6 billion and $7.0 billion for the six-month periods ended June 30, 2024 and 2023, respectively. The increased usage of borrowing facilities reflects the Company's strategies to diversify its wholesale funding options to provide long-term funding stabilization and prepare for proposed regulations enumerating certain long-term debt requirements as described in Part I, Item 1 of M&T's 2023 Annual Report.
Additional information regarding borrowings is provided in notes 5 and 12 of Notes to Financial Statements.
Net Interest Margin
Taxable-equivalent net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.56% in the recent quarter, up 8 basis points from 2.48% in the first quarter of 2024. The increase in the net interest spread from the first quarter of 2024 reflected increased yields on average earning assets and stability of the cost of interest-bearing liabilities. The yield on earning assets during the second quarter of 2024 was 5.82%, up 8 basis points from 5.74% in the first quarter of 2024 largely due to a 31 basis-point increase in yield on investment securities and a 6 basis-point increase in yield on loans. The rate paid on interest-bearing liabilities was 3.26%, unchanged from the first quarter of 2024. For the first six months of 2024, the net interest spread was 2.52%, down from 3.16% in the corresponding year-earlier period. Higher rates paid on interest-bearing deposits and other liabilities, which outpaced higher yields earned on loans and other earning assets, largely contributed to the decline in net interest spread.

Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $61.5 billion in the second quarter of 2024, relatively unchanged from $61.7 billion in the first quarter of 2024. Net interest-free funds averaged $61.6 billion and $70.3 billion in the first six months of 2024 and 2023, respectively. Noninterest-bearing deposits averaged $47.7 billion in the second quarter of 2024, compared with $48.6 billion in the first quarter of 2024, and $48.2 billion in the first half of 2024 as compared with $59.0 billion in the first half of 2023. The declines in average noninterest-bearing deposits in the respective comparative periods reflect customer use of off-balance sheet investment products and a shift in deposits to interest-bearing accounts in an environment of elevated interest rates. The contribution of net interest-free funds to net interest margin was 1.03% in the second quarter of 2024, compared with 1.04% in the first quarter of 2024. In the first six months of 2024 and 2023, the contribution of net interest-free funds to net interest margin was 1.04% and .81%, respectively. The increased contribution of net interest-free funds to net interest margin in the first six months of 2024 as compared with the first six months of 2023 reflects higher rates paid on interest-bearing liabilities used to value net interest-free funds.
Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.59% in the second quarter of 2024, compared with 3.52% in the first quarter of 2024. During the first six months of 2024 and 2023, the net interest margin was 3.56% and 3.97%, respectively. That 41 basis-point narrowing of the net interest margin reflects an increase in the rates paid on the Company's sources of funding which has outpaced the rise in yields on earning assets. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. The following table summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at June 30, 2024 and December 31, 2023.

INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
June 30, 2024
Fair value hedges:
Fixed rate long-term borrowings:
Active	$2,000	5.9	3.11%	5.72%
Forward-starting	1,850	5.4	3.87	5.33
Total fair value hedges	3,850	5.6
Cash flow hedges:
Variable rate commercial real estate loans and commercial and industrial loans:
Active	18,405	1.3	3.18	5.34
Forward-starting	7,500	2.7	3.97	5.33
Total cash flow hedges	25,905	1.7
Total	$29,755	2.2
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings:
Active	$2,000	6.4	3.11%	5.74%
Forward-starting	1,000	4.8	4.13	5.37
Total fair value hedges	3,000	5.8
Cash flow hedges:
Variable rate commercial real estate loans:
Active	14,977	1.2	3.31	5.35
Forward-starting	9,000	2.5	3.67	5.37
Total cash flow hedges	23,977	1.7
Total	$26,977	2.2
Information regarding the fair value of interest rate swap agreements is presented in note 11 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes (excluding forward-starting interest rate swap agreements not in effect during the quarter), the related effect on net interest income and margin and the weighted-average interest rates paid or received on those swap agreements are presented in the table that follows.

INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Three Months Ended
	June 30, 2024		March 31, 2024
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(99)	-.21%	$(87)	-.18%
Interest expense	14	.04	13	.04
Net interest income/margin	$(113)	-.23%	$(100)	-.21%
Average notional amount (b)	$20,589		$19,202
Rate received (c)		3.21%		3.32%
Rate paid (c)		5.38		5.38

	Six Months Ended June 30,
	2024		2023
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(186)	-.19%	$(108)	-.12%
Interest expense	27	.04	24	.04
Net interest income/margin	$(213)	-.22%	$(132)	-.14%
Average notional amount (b)	$19,896		$12,054
Rate received (c)		3.26%		2.92%
Rate paid (c)		5.38		5.10
___________________________________________
(a)Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the period.
(c)Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $150 million was recorded in the second quarter of 2024, compared with $200 million in the first quarter of 2024. The lower provision for credit losses in the recent quarter as compared with the first quarter of 2024 reflects lower commercial real estate loans, including criticized loans, and modest improvement in forecasted real estate prices, partially offset by growth in certain sectors of M&T's commercial and industrial and consumer loan portfolios. For the six months ended June 30, 2024 and 2023, the Company recorded a provision for credit losses of $350 million and $270 million, respectively. The higher provision for credit losses in the most recent two quarters as compared with the similar 2023 period reflects declines in commercial real estate values and higher interest rates contributing to a deterioration in the performance of loans to commercial borrowers, including nonautomotive dealers and healthcare facilities, as well as growth in certain sectors of M&T's commercial and industrial and consumer loan portfolios.

A summary of net charge-offs by loan type and as an annualized percentage of such average loans is presented in the table that follows.
NET CHARGE-OFF (RECOVERY) INFORMATION

	Three Months Ended
	June 30, 2024		March 31, 2024
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans
Commercial and industrial	$70	.48%	$73	.51%
Real estate:
Commercial	26	.43	8	.13
Residential builder and developer	—	-.06	—	.03
Other commercial construction	—	—	11	.69
Residential	—	-.01	—	-.01
Residential - limited documentation	—	—	—	—
Consumer:
Home equity lines and loans	—	-.05	—	.02
Recreational finance	16	.59	21	.80
Automobile	2	.25	5	.46
Other	23	4.41	20	4.03
Total	$137	.41%	$138	.42%

	Six Months Ended June 30,
	2024		2023
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans
Commercial and industrial	$143	.50%	$18	.07%
Real estate:
Commercial	34	.28	125	.94
Residential builder and developer	—	.04	2	.25
Other commercial construction	11	.35	(2)	-.05
Residential	—	-.01	(1)	-.01
Residential - limited documentation	—	—	—	.03
Consumer:
Home equity lines and loans	—	-.01	—	—
Recreational finance	37	.70	21	.47
Automobile	7	.35	3	.13
Other	43	4.23	31	3.10
Total	$275	.41%	$197	.30%

Asset Quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA

(Dollars in millions)	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Nonaccrual loans	$2,024	$2,302	$2,166	$2,435
Real estate and other foreclosed assets	33	38	39	43
Total nonperforming assets	$2,057	$2,340	$2,205	$2,478
Accruing loans past due 90 days or more (a)	$233	$297	$339	$380
Government-guaranteed loans included in totals above:
Nonaccrual loans	$64	$62	$53	$40
Accruing loans past due 90 days or more (a)	215	244	298	294
Loans 30-89 days past due	1,387	1,410	1,724	1,656

Nonaccrual loans to total net loans and leases	1.50%	1.71%	1.62%	1.83%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.52	1.73	1.64	1.86
Accruing loans past due 90 days or more to total net loans and leases	.17	.22	.25	.29
Loans 30-89 days past due to total net loans and leases	1.03	1.04	1.29	1.24
_______________________________________________________________
(a)Predominantly government-guaranteed residential real estate loans.
The $278 million decline in nonaccrual loans from March 31, 2024 to June 30, 2024 was mainly attributable to lower commercial real estate and commercial and industrial nonaccrual loans of $213 million and $59 million, respectively. As compared with December 31, 2023, the $142 million decline in nonaccrual loans at June 30, 2024 reflects a $257 million reduction in commercial real estate nonaccrual loans, partially offset by a $135 million increase in commercial and industrial nonaccrual loans. At June 30, 2024, approximately 57% of nonaccrual commercial and industrial and commercial real estate loans were considered current with respect to their payment status.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted herein that are guaranteed by government-related entities totaled $170 million at June 30, 2024, $195 million at March 31, 2024, $228 million at December 31, 2023 and $223 million at June 30, 2023. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.
Approximately 74% of loans 30 to 89 days past due were less than 60 days delinquent at June 30, 2024, compared with 73% at each of March 31, 2024 and December 31, 2023. Information about past due and nonaccrual loans at June 30, 2024 and December 31, 2023 is also included in note 4 of Notes to Financial Statements.
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
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are designated as “criticized.” A criticized loan may be designated as “nonaccrual” if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.
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
Targeted loan reviews have periodically been performed over segments of loan portfolios that are experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. The business climate in the first half of 2024 has continued to be subjected to inflationary pressures and elevated interest rates. These conditions have impacted many borrowers, particularly those with investor-owned commercial real estate loans in the hotel, office, retail, multifamily and health services sectors, including construction-related financing, and commercial and industrial loans to nonautomotive dealers and to the manufacturing and transportation industries. In 2023 and 2024, the Company completed targeted loan reviews covering the majority of its investor-owned commercial real estate portfolio, inclusive of construction loans, with a focus on criticized loans and loans with maturities in the next twelve months. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Elevated vacancies and higher interest rates have contributed to lower current and anticipated future debt service coverage ratios, which has and could continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios and reduced commercial real estate values also impact the ability of borrowers to refinance their obligations at loan maturity. As a result, criticized investor-owned commercial real estate loans have remained elevated at $7.6 billion or 26% of such loans at June 30, 2024, $8.5 billion or 26% at March 31, 2024 and $8.8 billion or 27% of such loans at December 31, 2023. Investor-owned commercial real estate loans comprised 63%, 66% and 70% of total criticized loans at June 30, 2024, March 31, 2024 and December 31, 2023, respectively. The weighted-average LTV ratios for investor-owned commercial real estate loans was approximately 56% at each of June 30, 2024, March 31, 2024 and December 31, 2023. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 62% at each of June 30, 2024 and March 31, 2024, compared with 61% at December 31, 2023.
The Company monitors its concentration of commercial real estate lending as a percentage of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 151% of Tier 1 capital plus its allowable allowance for credit losses at June 30, 2024, compared with 176% at March 31, 2024 and 183% at December 31, 2023. The Company has intentionally reduced its relative concentration of investor-owned commercial real estate loans throughout 2023 and the first half of 2024.

The accompanying tables summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans and leases by industry and commercial real estate loans by property type, respectively, at June 30, 2024 and December 31, 2023.
CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

	June 30, 2024				December 31, 2023
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$11,129	$129	$1	$130	$10,679	$346	$3	$349
Services	7,487	296	115	411	6,715	295	100	395
Motor vehicle and recreational finance dealers	6,454	694	120	814	6,242	164	51	215
Manufacturing	6,313	511	101	612	5,981	549	65	614
Wholesale	4,090	277	31	308	3,803	180	45	225
Transportation, communications, utilities	3,499	288	69	357	3,342	195	71	266
Retail	3,048	87	31	118	2,727	102	35	137
Construction	2,301	158	63	221	2,092	173	62	235
Health services	1,937	230	36	266	1,950	297	28	325
Real estate investors	1,566	159	4	163	1,684	189	4	193
Other	1,517	101	48	149	1,889	123	50	173
Total commercial and industrial excluding owner-occupied real estate	$49,341	$2,930	$619	$3,549	$47,104	$2,613	$514	$3,127
Owner-occupied real estate by industry:
Services	$2,211	$129	$35	$164	$2,162	$154	$51	$205
Motor vehicle and recreational finance dealers	1,957	50	12	62	1,867	10	7	17
Retail	1,614	127	12	139	1,541	107	13	120
Health services	1,339	285	66	351	656	55	26	81
Wholesale	919	31	3	34	940	28	2	30
Manufacturing	813	52	25	77	842	64	24	88
Real estate investors	771	37	15	52	818	26	12	38
Other	1,062	52	18	70	1,080	32	21	53
Total owner-occupied real estate	10,686	763	186	949	9,906	476	156	632
Total	$60,027	$3,693	$805	$4,498	$57,010	$3,089	$670	$3,759
CRITICIZED COMMERCIAL REAL ESTATE LOANS

	June 30, 2024				December 31, 2023
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$5,824	$882	$108	$990	$6,165	$1,184	$115	$1,299
Retail/Service	5,257	774	163	937	5,912	1,075	227	1,302
Office	4,484	1,070	145	1,215	4,727	879	185	1,064
Health services	2,752	1,100	109	1,209	3,615	1,364	117	1,481
Hotel	2,279	430	165	595	2,510	496	210	706
Industrial/Warehouse	1,896	172	16	188	2,034	224	13	237
Other	274	72	1	73	314	28	2	30
Total permanent	22,766	4,500	707	5,207	25,277	5,250	869	6,119
Construction/Development	6,766	2,270	79	2,349	7,726	2,527	174	2,701
Total	$29,532	$6,770	$786	$7,556	$33,003	$7,777	$1,043	$8,820

Total criticized commercial and industrial loans and commercial real estate loans were $12.1 billion, $12.9 billion and $12.6 billion at June 30, 2024, March 31, 2024 and December 31, 2023, respectively. Criticized loans represented 13.5% of total commercial and industrial and commercial real estate loans at June 30, 2024, compared with 14.3% at March 31, 2024 and 14.0% at December 31, 2023. At June 30, 2024, March 31, 2024 and December 31, 2023, permanent finance commercial real estate loans comprised 43%, 46% and 49% of total criticized loans, respectively, whereas commercial and industrial loans represented 37%, 34% and 30%, respectively. At each of June 30, 2024 and March 31, 2024 construction loans represented 20% of total criticized loans, compared with 21% at December 31, 2023. Loans to nonautomotive finance dealers and health services companies predominantly contributed to the $739 million increase in commercial and industrial criticized loans from December 31, 2023 to June 30, 2024. The $1.3 billion decline in criticized commercial real estate loans from December 31, 2023 to June 30, 2024 was largely driven by lower criticized loans secured by retail, multifamily, health services and hotel properties, partially offset by a rise in criticized loans secured by office properties.
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

NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	June 30, 2024
		Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans:
New York	$6,561	$86	1.32%
Mid-Atlantic (a)	6,668	59	.87
New England (b)	5,988	43	.72
Other	2,934	17	.58
Total	$22,151	$205	.92%
Limited documentation first lien mortgage loans:
New York	$388	$25	6.55%
Mid-Atlantic (a)	347	20	5.64
New England (b)	81	7	8.80
Other	36	3	9.20
Total	$852	$55	6.50%
First lien home equity loans and lines of credit:
New York	$801	$15	1.81%
Mid-Atlantic (a)	945	22	2.31
New England (b)	450	5	1.18
Other	16	3	16.58
Total	$2,212	$45	2.01%
Junior lien home equity loans and lines of credit:
New York	$784	$14	1.82%
Mid-Atlantic (a)	939	14	1.53
New England (b)	601	6	.96
Other	25	—	.52
Total	$2,349	$34	1.47%
_______________________________________________________________
(a)Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
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
A comparative summary of consumer loans in nonaccrual status by product is presented in the following table.
NONACCRUAL CONSUMER LOANS

(Dollars in millions)	June 30, 2024	December 31, 2023
Home equity lines and loans	$79	$81
Recreational finance	25	36
Automobile	11	14
Other	58	52
Total	$173	$183

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
In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of June 30, 2024 concerns existed about the lingering impact of elevated levels of inflation experienced in recent years; potential liquidity shortages and tightening credit in the financial services markets; a potential slowing of the economy during the second half of 2024; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy; downward pressures on commercial real estate values, especially in the office, retail, multifamily and health services sectors, and residential real estate values; higher interest rates and wage pressures impacting commercial borrowers, including nonautomotive finance dealers; and the extent to which borrowers, in particular commercial borrowers, may be negatively affected by general economic conditions.
The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at each period end reporting date included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The assumptions utilized as of June 30, 2024, March 31, 2024 and December 31, 2023 are presented in the following table and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.
ALLOWANCE FOR CREDIT LOSSES MACROECONOMIC ASSUMPTIONS

	June 30, 2024			March 31, 2024			December 31, 2023
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.5%	4.7%		4.4%	4.7%		4.4%	4.7%
Real GDP growth rate	1.2	1.9	3.1%	1.0	1.8	2.8%	.9	1.9	2.8%
Commercial real estate price index growth/decline rate	-4.0	4.6	.7	-6.9	5.5	-1.5	-9.1	4.8	-4.5
Home price index growth/ decline rate	-.1	2.1	2.0	-2.0	.4	-1.6	-3.2	-.1	-3.3
In establishing the allowance for credit losses, the Company also considers the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable forecast period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in GDP, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase to the allowance for credit losses. Forward-looking economic forecasts are subject to inherent imprecision and future events may differ materially from forecasted events. In consideration of such uncertainty, the following alternative economic scenarios were considered to estimate the possible impact on modeled credit losses.

ALLOWANCE FOR CREDIT LOSSES SENSITIVITIES

	June 30, 2024
	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	6.7%	7.7%
Real GDP growth/decline rate	-2.3	1.6	-.7%
Commercial real estate price index decline rate	-15.5	-2.7	-17.9
Home price index growth/decline rate	-9.3	1.9	-7.6
Potential upside economic scenario:
National unemployment rate	3.3	3.2
Real GDP growth rate	3.6	2.3	6.0
Commercial real estate price index growth rate	1.2	8.3	9.6
Home price index growth rate	4.9	4.1	9.2

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$361
Potential upside economic scenario	(162)
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
Management has assessed that the allowance for credit losses at June 30, 2024 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $2.2 billion at each of June 30, 2024 and March 31, 2024, compared with $2.1 billion at December 31, 2023. As a percentage of loans and leases outstanding, the allowance was 1.63% at June 30, 2024, 1.62% at March 31, 2024 and 1.59% at December 31, 2023. The increase in the allowance for credit losses as a percentage of loans and leases outstanding since December 31, 2023 reflects a higher level of credit losses expected on certain commercial borrowers, including nonautomotive dealers, health services facilities and transportation companies. Included in the allocation of the allowance for credit losses were reserves for loans secured by office properties of 4.33% at June 30, 2024 and 4.37% at each of March 31, 2024 and December 31, 2023. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date. Furthermore, the Company's allowance is general in nature and is available to absorb losses from any loan or lease category.
The ratio of the allowance for credit losses to total nonaccrual loans at June 30, 2024, March 31, 2024 and December 31, 2023 was 109%, 95% and 98%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income
The components of other income are presented in the accompanying table.
OTHER INCOME

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Mortgage banking revenues	$106	$104	$2	1%	$210	$192	$18	9%
Service charges on deposit accounts	127	124	3	3	251	232	19	8
Trust income	170	160	10	6	330	366	(36)	-10
Brokerage services income	30	29	1	5	59	49	10	21
Trading account and other non-hedging derivative gains	7	9	(2)	-29	16	28	(12)	-44
Gain (loss) on bank investment securities	(8)	2	(10)	—	(6)	1	(7)	—
Other revenues from operations	152	152	—	—	304	522	(218)	-42
Total other income	$584	$580	$4	1%	$1,164	$1,390	$(226)	-16%
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
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$7	$7	$—	5%	$14	$11	$3	24%
Loan servicing fees	38	39	(1)	-3	77	57	20	34
Loan sub-servicing and other fees	31	32	(1)	-5	63	64	(1)	-1
Total loan servicing revenues	69	71	(2)	-4	140	121	19	16
Total residential mortgage banking revenues	$76	$78	$(2)	-3%	$154	$132	$22	17%
New commitments to originate loans for sale	$399	$288	$111	38%	$687	$671	$16	3%

(Dollars in millions)	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Balances at period end
Loans held for sale	$209	$165	$190	$216
Commitments to originate loans for sale	281	211	163	243
Commitments to sell loans	419	315	295	393
Capitalized mortgage servicing rights	409	432	456	505

Loans serviced for others	39,034	39,598	40,021	40,943
Loans sub-serviced for others (a)	112,486	111,964	115,321	112,756
Total loans serviced for others	$151,520	$151,562	$155,342	$153,699
_______________________________________________________________
(a)The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements.
•The increase in residential mortgage loan servicing fees of $20 million in the six-month period ending June 30, 2024 as compared with the same 2023 period primarily reflects a $350 million bulk purchase of residential mortgage loan servicing rights associated with $19.5 billion of residential real estate loans on March 31, 2023.

COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$12	$8	$4	68%	$20	$26	$(6)	-22%
Loan servicing fees and other	18	18	—	-6	36	34	2	5
Total commercial mortgage banking revenues	$30	$26	$4	16%	$56	$60	$(4)	-7%
Loans originated for sale to other investors	$626	$1,044	$(418)	-40%	$1,670	$1,612	$58	4%

(Dollars in millions)	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Balances at period end
Loans held for sale	$168	$563	$189	$322
Commitments to originate loans for sale	682	451	916	310
Commitments to sell loans	850	1,014	1,105	632
Capitalized mortgage servicing rights	120	122	123	124

Loans serviced for others (a)	25,541	24,771	24,157	23,124
Loans sub-serviced for others	3,927	3,906	3,873	3,764
Total loans serviced for others	$29,468	$28,677	$28,030	$26,888
_______________________________________________________________
(a)Includes loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible of $4.0 billion at each of June 30, 2024 and March 31, 2024, and $3.9 billion at each of December 31, 2023 and June 30, 2023.
•The increase in gains on commercial mortgage loans originated for sale in the second quarter of 2024 as compared with the first quarter of 2024 reflects higher volumes of new commitments to originate commercial real estate loans for sale.
•The decrease in gains on commercial mortgage loans originated for sale in the first half of 2024 as compared with the first half of 2023 reflects lower volumes of new commitments to originate commercial real estate loans for sale, which were influenced by a higher interest rate environment.
Service charges on deposit accounts
Service charges on deposit accounts for the first six months of 2024 increased $19 million as compared with the first six months of 2023 reflecting higher commercial service charges from pricing changes and increased customer usage of sweep products.
Trust income
Trust income primarily includes revenues from two significant businesses managed within the Company's Institutional Services and Wealth Management segment. The Institutional Services business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold assets (including retirement plan assets prior to the sale of CIT); and (iii) need investment and cash management services. The Wealth Management business offers personal trust, planning, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth.

TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Trust income
Institutional Services	$87	$81	$6	7%	$168	$210	$(42)	-20%
Wealth Management	82	78	4	6	160	155	5	3
Commercial	1	1	—	11	2	1	1	114
Total trust income	$170	$160	$10	6%	$330	$366	$(36)	-10%

(Dollars in millions)	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$65,274	$65,191	$63,963	$64,398
Proprietary mutual funds	14,139	15,280	14,772	14,103
Total assets under management	$79,413	$80,471	$78,735	$78,501
Trust income was $170 million in the recent quarter up $10 million from $160 million in the first quarter of 2024.
•Institutional Services trust income increased $6 million reflecting higher sales and fund management fees from its global capital markets business.
•Wealth Management income increased $4 million reflecting seasonal tax service fees in the recent quarter.
For the six months ended June 30, 2024 trust income totaled $330 million, compared with $366 million in the similar 2023 period.
•In April 2023, M&T completed the divestiture of its CIT business to a private equity firm. Revenues associated with that business and included in Institutional Services trust income totaled $60 million in the first half of 2023. After considering expenses, the results of operations of that business were not material to M&T's net income in 2023's initial six months.
•Institutional Services trust income not related to the CIT business increased $18 million for the first six months of 2024 as compared with the similar 2023 period reflecting higher sales and fund management fees from its global capital markets business.
•The higher level of trust income from the Wealth Management business reflected higher levels of assets under management and improved market performance.
Brokerage services income
Brokerage services income, which includes revenues from the sale of mutual funds and annuities, securities brokerage fees and select investment products of LPL Financial, an independent financial services broker, increased $10 million in the first six months of 2024 as compared with the first six months of 2023 reflecting higher annuities sales.

Other revenues from operations
The components of other revenues from operations are presented in the accompanying table.
OTHER REVENUES FROM OPERATIONS

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Letter of credit and other credit-related fees	$49	$44	$5	14%	$93	$91	$2	3%
Merchant discount and credit card fees	46	40	6	16	86	84	2	2
Bank owned life insurance revenue (a)	17	16	1	7	33	27	6	22
Equipment operating lease income	9	11	(2)	-12	20	32	(12)	-38
BLG income (b)	—	25	(25)	-100	25	20	5	25
Gain on divestiture of CIT	—	—	—	—	—	225	(225)	-100
Other	31	16	15	72	47	43	4	10
Total other revenues from operations	$152	$152	$—	—%	$304	$522	$(218)	-42%
_______________________________________________________________
(a)Tax-exempt income earned from bank owned life insurance includes increases in the cash surrender value of life insurance policies and benefits received. The Company owns both general account and separate account life insurance policies. To the extent market conditions change such that the market value of assets in a separate account bank owned life insurance policy becomes less than the previously recorded cash surrender value, an adjustment is recorded as a reduction to other revenues from operations.
(b)During 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. Subsequently, M&T has received cash distributions when declared by BLG that result in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions are not within M&T's control. BLG is entitled to receive distributions from its affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T. Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements.
Other revenues from operations in 2024's second quarter as compared with the initial 2024 quarter reflect increases in merchant discount and credit card fees, letter of credit and other credit-related fees and distributions from renewable energy and certain other tax credit investments. In the first quarter of 2024, other revenues from operations included a $25 million distribution from BLG.
Other revenues from operations in the first six months of 2024 declined $218 million from the first half of 2023 reflecting a $225 million gain on the sale of the CIT business in April 2023, a $12 million decline in operating lease income reflecting higher gains on sales of leased equipment recognized in the 2023 period, partially offset by a $6 million increase in tax-exempt income earned from bank owned life insurance and a $5 million increase in distributions received from M&T's investment in BLG.
Other Expense
The components of other expense are presented in the accompanying table.
OTHER EXPENSE

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Salaries and employee benefits	$764	$833	$(69)	-8%	$1,597	$1,546	$51	3%
Equipment and net occupancy	125	129	(4)	-3	254	256	(2)	-1
Outside data processing and software	124	120	4	4	244	212	32	15
Professional and other services	91	85	6	6	176	225	(49)	-22
FDIC assessments	37	60	(23)	-38	97	58	39	67
Advertising and marketing	27	20	7	34	47	59	(12)	-20
Amortization of core deposit and other intangible assets	13	15	(2)	-15	28	32	(4)	-14
Other costs of operations	116	134	(18)	-13	250	264	(14)	-5
Total other expense	$1,297	$1,396	$(99)	-7%	$2,693	$2,652	$41	2%

Salaries and employee benefits
•The number of full time equivalent employees was 22,110 at June 30, 2024, compared with 21,980 at December 31, 2023 and 22,946 at June 30, 2023.
•Salaries and employee benefits expenses decreased $69 million in the recent quarter as compared with the first quarter of 2024 reflecting seasonally higher stock-based compensation, payroll related-taxes and other employee benefits expense in the first quarter of 2024, partially offset by the full-quarter impact of annual merit increases awarded in the first quarter of 2024.
•Salaries and employee benefits expenses increased $51 million in the six months ended June 30, 2024 as compared with the year-earlier period reflecting higher salaries expense from annual merit and other increases and a rise in incentive compensation, partially offset by lower employee staffing levels.
Nonpersonnel expenses
•FDIC assessments reflect estimated special assessment expense of $5 million and $29 million in the second and first quarter of 2024, respectively, related to the FDIC's updated loss estimates associated with certain failed banks.
•Nonpersonnel expenses aggregated $533 million in the recent quarter as compared with $563 million in the first quarter of 2024. After considering the FDIC special assessment expenses in the first and second quarter of 2024, the $6 million decrease in the recent quarter as compared with 2024's first quarter reflects a decline in other costs of operations of $18 million that included lower expenses associated with the Company's supplemental executive retirement savings plan and losses on lease terminations related to certain vacated properties in the first quarter of 2024. That decline was partially offset by higher expenses for advertising and marketing and professional and other services in the first half of 2024.
•Nonpersonnel expenses decreased $10 million to $1.10 billion in the six months ended June 30, 2024 as compared with $1.11 billion in the first half of 2023. A decline in professional and other services expenses of $49 million, predominantly from lower sub-advisory fees following the sale of the CIT business in April 2023 and check fraud and other losses, were partially offset by higher FDIC assessments expense of $39 million. Estimated FDIC special assessment expense of $34 million was recognized in the first half of 2024.
Income Taxes
Income tax expense was $200 million in the second quarter of 2024, compared with $133 million in the first quarter of 2024. For the six-month periods ended June 30, 2024 and 2023, the provision for income taxes was $333 million and $516 million, respectively. The effective tax rates were 23.4% and 20.0% for the quarters ended June 30, 2024 and March 31, 2024, respectively, and 21.9% and 24.8% for the six-month periods ended June 30, 2024 and 2023, respectively. The first quarter of 2024 income tax expense included a net discrete benefit related to the resolution of a tax matter inherited from the acquisition of People's United. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries.
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

The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits have remained stable in 2024, totaling $146.2 billion and $146.5 billion at June 30, 2024 and December 31, 2023, respectively.
The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, repurchase agreements, advances from FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. The Company has, in the past, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. At June 30, 2024 and December 31, 2023, long-term borrowings aggregated $11.3 billion and $8.2 billion, respectively, and short-term borrowings aggregated $4.8 billion and $5.3 billion, respectively. Information about the Company's borrowings is presented in note 5 of Notes to Financial Statements.
The Company has benefited from the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts which aggregated $8.2 billion at June 30, 2024 and $7.8 billion at December 31, 2023. Reflecting a mix shift in the Company's wholesale funding strategy, brokered time deposits totaled $2.4 billion at June 30, 2024, down $3.7 billion from $6.1 billion at December 31, 2023, as brokered time deposits matured. Approximately 80% of brokered time deposits at June 30, 2024 have a contractual maturity date in the next 12 months.
Total uninsured deposits were estimated to be $68.0 billion at June 30, 2024 and $67.0 billion at December 31, 2023. Approximately $10.3 billion and $10.7 billion of those uninsured deposits were collateralized by the Company at June 30, 2024 and December 31, 2023, respectively. The Company maintains available liquidity sources which represent approximately 141% of uninsured deposits that are not collateralized by the Company at June 30, 2024.
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
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2024 approximately $1.9 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings. Further information about the long-term outstanding borrowings of M&T is provided in note 5 of Notes to Financial Statements. As a bank holding company, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business" in M&T's 2023 Annual Report. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient cash resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of June 30, 2024, M&T's parent company liquidity covered projected cash outflows for more than 24 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and federal agency securities and government issued or guaranteed mortgage-backed securities comprised 91% of the Company's debt securities portfolio at June 30, 2024. The weighted-average durations of debt investment securities available for sale and held to maturity at June 30, 2024 were 2.1 years and 5.3 years, respectively.
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
The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. The following table is a summary of the Company's available sources of liquidity at June 30, 2024 and December 31, 2023.
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	June 30, 2024	December 31, 2023
Deposits at the FRB of New York	$24,678	$27,957
Unused secured borrowing facilities:
FRB of New York	21,485	17,106
FHLB of New York	15,240	16,765
Unencumbered investment securities (after estimated haircuts)	20,079	16,480
Total	$81,482	$78,308
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
Market Risk and Interest Rate Sensitivity
Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At June 30, 2024, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $20.4 billion. In addition, the Company has entered into $9.4 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net Interest Margin” and in note 11 of Notes to Financial Statements.
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
The accompanying table as of June 30, 2024 and December 31, 2023 displays the estimated impact on net interest income in the base scenario described above resulting from parallel changes in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
(Dollars in millions)	June 30, 2024	December 31, 2023
Changes in interest rates
+200 basis points	$(57)	$(18)
+100 basis points	(9)	20
-100 basis points	(6)	(46)
-200 basis points	(19)	(83)
The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. In the scenarios presented, the Company also assumed gradual changes in interest rates during a twelve-month period as compared with the base scenario. Changes in amounts presented since December 31, 2023 reflect changes in portfolio composition (including shifts between noninterest-bearing and interest-bearing deposits, lower levels of brokered time deposits and higher levels of borrowings), the level of market-implied forward interest rates and hedging actions taken by the Company. Amidst the rising interest rate environment since the first quarter of 2022, M&T's cumulative deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55 percent. Excluding brokered deposits that cumulative pricing beta approximated 50 percent. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. Management also uses an “economic value of equity” model to supplement the modeling technique described above and provide a long-term interest rate risk metric. Economic value of equity is a point-in-time analysis of the economic sensitivity of assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 13 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 11 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to the Company’s non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized on the Consolidated Balance Sheet were $245 million and $992 million, respectively, at June 30, 2024 and $256 million and $898 million, respectively, at December 31, 2023. The fair value asset and liability amounts at June 30, 2024 have been reduced by contractual settlements of $861 million and $16 million, respectively, and at December 31, 2023 have been reduced by contractual settlements of $783 million and $32 million, respectively. The amounts associated with the Company's non-hedging derivative activities at June 30, 2024 and December 31, 2023 reflect changes in values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.
Trading account assets were $99 million at June 30, 2024 and $106 million at December 31, 2023. Included in trading account assets were assets related to deferred compensation plans of $22 million at each of June 30, 2024 and December 31, 2023. Changes in the fair values of such assets are recorded as trading account and other non-hedging derivative gains in the Consolidated Statement of Income. Included in accrued interest and other liabilities in the Consolidated Balance Sheet were $26 million and $27 million of liabilities related to deferred compensation plans at June 30, 2024 and December 31, 2023, respectively. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed and recorded in other costs of operations in the Consolidated Statement of Income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $77 million at June 30, 2024 and $80 million at December 31, 2023.
Given the Company’s policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and other non-hedging derivative activities was not material at June 30, 2024, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s actions to mitigate foreign currency and interest rate risk associated with customer activities. Information about the Company’s use of derivative financial instruments is included in note 11 of Notes to Financial Statements.
Capital
The following table presents components related to shareholders' equity and dividends. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in Table 2.

SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

(Dollars in millions, except per share)	June 30, 2024	December 31, 2023	June 30, 2023
Preferred stock	$2,744	$2,011	$2,011
Common shareholders' equity	25,680	24,946	23,790
Total shareholders' equity	$28,424	$26,957	$25,801
Per share:
Common shareholders’ equity	$153.57	$150.15	$143.41
Tangible common shareholders’ equity	102.42	98.54	91.58
Ratios:
Shareholders' equity to total assets	13.61%	12.94%	12.42%
Tangible common shareholders' equity to tangible assets	8.55	8.20	7.63
Cash dividends declared for quarter ended:
Common stock (a)	$228	$217	$217
Common stock per share	1.35	1.30	1.30
Preferred stock (a)	27	25	25
_______________________________________________________________
(a)Common stock dividends were $447 million and $436 million and preferred stock dividends were $52 million and $50 million for the six months ended June 30, 2024 and 2023, respectively.
On May 13, 2024, M&T issued 75,000 shares of Perpetual 7.5% Non-Cumulative Preferred Stock, Series J, with a liquidation preference of $10,000 per share. On July 10, 2024, M&T announced its intention to redeem all 350,000 outstanding shares of its Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, on August 15, 2024. Additional information about issued and outstanding preferred stock of M&T is included in note 6 of Notes to Financial Statements.
Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. The components of accumulated other comprehensive income (loss) are presented in the following table.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

(Dollars in millions, except per share)	June 30, 2024	December 31, 2023	June 30, 2023
Investment securities unrealized losses, net (a)	$(179)	$(187)	$(328)
Cash flow hedges unrealized losses, net (b)	(246)	(151)	(325)
Defined benefit plans adjustments, net (c)	(118)	(115)	(205)
Other, net	(8)	(6)	(7)
Total	$(551)	$(459)	$(865)

Accumulated other comprehensive income (loss), net, per common share	$(3.29)	$(2.76)	$(5.21)
_______________________________________________________________
(a)Refer to note 3 of Notes to Financial Statements.
(b)Refer to note 11 of Notes to Financial Statements.
(c)Refer to note 8 of Notes to Financial Statements.
Reflected in the carrying amount of available-for-sale investment securities at June 30, 2024 were pre-tax effect unrealized gains of $12 million on securities with an amortized cost of $2.4 billion and pre-tax effect unrealized losses of $251 million on securities with an amortized cost of $11.7 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 13 of Notes to Financial Statements. As also described in note 3 of Notes to Financial Statements, the Company does not expect any material credit-related losses with respect to its investment securities portfolio at June 30, 2024.
Pursuant to previously approved capital plans and authorizations approved by M&T's Board of Directors, M&T repurchased 3,838,157 shares of its common stock for a total cost of $600 million, including the share repurchase excise tax, in the first six months of 2023. No common stock repurchases occurred in the first half of 2024. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions.
M&T and its subsidiary banks are required to comply with applicable Capital Rules. Pursuant to those regulations, the minimum capital ratios are as follows:
•4.5% CET1 to RWA (each as defined in the Capital Rules);
•6.0% Tier 1 capital (that is, CET1 plus additional Tier 1 capital) to RWA (each as defined in the Capital Rules);
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to RWA (each as defined in the Capital Rules); and
•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”), as defined in the Capital Rules.
Capital Rules require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1. M&T's current SCB is 4.0%. In June 2024, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, M&T's SCB is estimated to be 3.8% effective October 1, 2024.
The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of June 30, 2024 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS
June 30, 2024

(Dollars in millions)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
CET1	11.45%	12.16%	268.47%
Tier 1 capital	13.23	12.16	268.47
Total capital	14.88	13.60	268.89
Tier 1 leverage	10.04	9.22	87.74
RWA	$154,646	$154,158	$226
Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $119 million at June 30, 2024. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2023 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at June 30, 2024. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk", M&T's parent company liquidity at June 30, 2024 covered projected cash outflows for more than 24 months, including dividends on common and preferred stock, debt service and scheduled debt maturities. Information concerning goodwill and other intangible assets is included in note 8 of Notes to Financial Statements in M&T's 2023 Annual Report.

The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and on M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1 of M&T's 2023 Annual Report.
On July 27, 2023, the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company, to calculate RWAs using the higher of (i) an expanded risk-based approach and (ii) the current standardized approach and revised market risk requirements, among other changes described in Part I, Item 1 of M&T's 2023 Annual Report. Management is in the process of evaluating the impact of the proposed rule on the regulatory capital requirements of M&T and its subsidiary banks and currently estimates the proposed rules would increase the Company's RWA by a percentage in the mid-single digits.
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
NET INCOME (LOSS) BY SEGMENT

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Net income (loss)
Commercial Bank	$205	$201	$4	2%	$406	$568	$(162)	-28%
Retail Bank	472	446	26	5	918	927	(9)	-1
Institutional Services and Wealth Management	144	128	16	13	272	395	(123)	-31
All Other	(166)	(244)	78	32	(410)	(321)	(89)	-28
Total net income	$655	$531	$124	23%	$1,186	$1,569	$(383)	-24%
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

COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Income Statement
Net interest income	$553	$548	$5	1%	$1,101	$1,246	$(145)	-12%
Noninterest income	164	151	13	8	315	324	(9)	-3
Total revenue	717	699	18	3	1,416	1,570	(154)	-10
Provision for credit losses	77	77	—	-1	154	130	24	19
Noninterest expense	359	345	14	4	704	663	41	6
Income before taxes	281	277	4	2	558	777	(219)	-28
Income taxes	76	76	—	1	152	209	(57)	-28
Net income	$205	$201	$4	2%	$406	$568	$(162)	-28%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$50,341	$49,048	$1,293	3%	$49,695	$45,732	$3,963	9%
Commercial real estate	29,561	30,747	(1,186)	-4	30,153	33,140	(2,987)	-9
Residential real estate	437	447	(10)	-2	442	370	72	19
Consumer	29	25	4	19	27	25	2	7
Total loans and leases, net	$80,368	$80,267	$101	—%	$80,317	$79,267	$1,050	1%
Deposits:
Noninterest-bearing	$12,523	$13,459	$(936)	-7%	$12,991	$18,716	$(5,725)	-31%
Interest-bearing	30,429	30,074	355	1	30,251	23,090	7,161	31
Total deposits	$42,952	$43,533	$(581)	-1%	$43,242	$41,806	$1,436	3%
The Commercial Bank segment’s net income was $205 million in the second quarter of 2024, compared with $201 million in the first quarter of 2024.
•Net interest income was largely unchanged reflecting a widening of the net interest margin on loans and leases of 7 basis points, partially offset by a 7 basis-point narrowing of the net interest margin on deposits.
•Noninterest income increased $13 million reflecting higher credit-related fees of $6 million and a rise in commercial mortgage banking revenues of $4 million.
•Noninterest expenses increased $14 million reflecting a rise in personnel-related costs of $8 million, resulting from the full-quarter impact of annual merit increases awarded in the first quarter of 2024 and higher incentive compensation.
•Average loans and leases rose modestly reflecting a $1.3 billion increase in average commercial and industrial loans that spanned most industry types, largely offset by a $1.2 billion reduction in average commercial real estate loans.
•Average deposits in the recent quarter as compared with the first quarter of 2024 reflect moderating disintermediation amidst an elevated interest rate environment.
Net income for the Commercial Bank segment declined $162 million in the first half of 2024 from $568 million in the first six months of 2023.
•Net interest income declined $145 million reflecting a narrowing of the net interest margin on loans and deposits of 25 basis points and 36 basis points, respectively, partially offset by a rise in average outstanding loan and deposit balances of $1.1 billion and $1.4 billion, respectively.
•Noninterest income decreased $9 million due to lower gains on sales of leased equipment and a decline in commercial mortgage banking revenues, partially offset by higher service charges on commercial deposit accounts.
•Provision for credit losses increased $24 million reflecting higher net charge-offs of commercial and industrial loans, partially offset by lower net charge-offs of loans secured by commercial real estate.

•Noninterest expense increased $41 million reflecting a rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Bank segment of $35 million.
•The increase in average loans as compared with the first six months of 2023 reflects higher average balances of commercial and industrial loans including growth in loans to financial and insurance industry customers and motor-vehicle and recreational finance dealers, partially offset by a reduction in average permanent commercial real estate and average construction loans.
•Average deposits grew $1.4 billion compared with the first six months of 2023 and reflected a shift in customer funds from noninterest-bearing accounts to interest-bearing products amidst an elevated interest rate environment.
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
RETAIL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Income Statement
Net interest income	$1,090	$1,071	$19	2%	$2,161	$2,160	$1	—%
Noninterest income	204	197	7	3	401	370	31	8
Total revenue	1,294	1,268	26	2	2,562	2,530	32	1
Provision for credit losses	60	68	(8)	-12	128	73	55	75
Noninterest expense	599	599	—	—	1,198	1,205	(7)	—
Income before taxes	635	601	34	5	1,236	1,252	(16)	-1
Income taxes	163	155	8	5	318	325	(7)	-2
Net income	$472	$446	$26	5%	$918	$927	$(9)	-1%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$6,955	$6,874	$81	1%	$6,914	$6,806	$108	2%
Commercial real estate	1,859	1,904	(45)	-2	1,881	1,895	(14)	-1
Residential real estate	20,628	20,843	(215)	-1	20,736	21,669	(933)	-4
Consumer	21,201	20,387	814	4	20,794	19,539	1,255	6
Total loans and leases, net	$50,643	$50,008	$635	1%	$50,325	$49,909	$416	1%
Deposits:
Noninterest-bearing	$25,150	$25,380	$(230)	-1%	$25,265	$29,760	$(4,495)	-15%
Interest-bearing	67,156	66,269	887	1	66,712	61,654	5,058	8
Total deposits	$92,306	$91,649	$657	1%	$91,977	$91,414	$563	1%

The Retail Bank segment’s net income increased $26 million to $472 million in the second quarter of 2024 from $446 million in the first quarter of 2024.
•Net interest income increased $19 million reflecting a 7 basis-point widening of the net interest margin on deposits and an increase in average outstanding deposit balances of $657 million.
•Noninterest income increased $7 million reflecting higher service charges on deposit accounts and merchant discount and credit card fees.
•Provision for credit losses declined $8 million reflecting lower net charge-offs of indirect lending products.
•Average loans increased $635 million reflecting growth in the segment's portfolio of recreational finance loans and automobile loans, partially offset by net paydowns of residential real estate loans.
•Higher average deposits in the recent quarter as compared with the first quarter of 2024 reflect stability of retail customer deposits.
Net income for the Retail Bank segment decreased $9 million in the first half of 2024 from $927 million in the similar 2023 period.
•Noninterest income increased $31 million primarily due to higher residential mortgage banking revenues reflecting a rise in servicing income from the bulk purchase of residential mortgage loan servicing rights at the end of the first quarter of 2023 and an increase in service charges on deposit accounts.
•Provision for credit losses increased $55 million reflecting higher net charge-offs of consumer loans.
•Noninterest expense decreased $7 million predominantly due to lower other cost of operations of $23 million, reflecting lower check fraud and other losses, and a decline in personnel-related costs of $16 million reflecting lower staffing levels, partially offset by higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment of $34 million.
•Average loans in the first half of 2024 grew $416 million as compared with the similar 2023 period, reflecting higher average consumer loans resulting from growth of recreational finance loan balances, partially offset by lower average balances of residential real estate loans.
•Average deposits in the six months ended June 30, 2024 as compared with the six months ended June 30, 2023 reflect a shift from noninterest-bearing accounts to interest-bearing products amidst an elevated interest rate environment.
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

INSTITUTIONAL SERVICES & WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Income Statement
Net interest income	$194	$186	$8	4%	$380	$346	$34	10%
Noninterest income	207	191	16	9	398	635	(237)	-37
Total revenue	401	377	24	6	778	981	(203)	-21
Provision for credit losses	3	—	3	—	3	—	3	—
Noninterest expense	203	205	(2)	-1	408	447	(39)	-9
Income before taxes	195	172	23	13	367	534	(167)	-31
Income taxes	51	44	7	14	95	139	(44)	-32
Net income	$144	$128	$16	13%	$272	$395	$(123)	-31%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$727	$783	$(56)	-7%	$755	$794	$(39)	-5%
Commercial real estate	38	48	(10)	-22	43	54	(11)	-21
Residential real estate	1,941	1,846	95	5	1,893	1,736	157	9
Consumer	731	722	9	1	727	818	(91)	-11
Total loans and leases, net	$3,437	$3,399	$38	1%	$3,418	$3,402	$16	—%
Deposits:
Noninterest-bearing	$9,340	$9,081	$259	3%	$9,211	$9,818	$(607)	-6%
Interest-bearing	7,938	7,168	770	11	7,553	7,505	48	1
Total deposits	$17,278	$16,249	$1,029	6%	$16,764	$17,323	$(559)	-3%
The Institutional Services and Wealth Management segment’s net income increased $16 million to $144 million in the second quarter of 2024 from $128 million in the first quarter of 2024.
•Net interest income increased $8 million reflecting a $1.0 billion increase in average outstanding deposit balances, partially offset by an 8 basis-point narrowing of the net interest margin on deposits.
•Noninterest income increased $16 million reflecting higher trust income of $10 million due to higher sales and fund management fees as well as seasonal tax service fees in the recent quarter.
Net income for the Institutional Services and Wealth Management segment decreased $123 million for the six months ended June 30, 2024 from $395 million in the comparable 2023 period.
•Net interest income increased $34 million reflecting a widening of the net interest margin on deposits of 49 basis points, partially offset by a $559 million decline in average outstanding deposit balances.
•Noninterest income decreased $237 million predominantly due to the $225 million gain on sale of the CIT business in the second quarter of 2023 and a decline in trust income of $37 million, reflecting lower revenues associated with the CIT business of $60 million following its sale, partially offset by higher sales from the segment's global capital markets business, and an increase in brokerage services income of $10 million.
•Noninterest expenses decreased $39 million reflecting a $52 million decline in professional and other services expense due, in part, to lower sub-advisory fees as a result of the sale of the CIT business, partially offset by an increase in personnel-related costs of $7 million.
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
ALL OTHER CATEGORY FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2024	March 31, 2024	Amount	%	June 30, 2024	June 30, 2023	Amount	%
Income Statement
Net interest income (expense)	$(119)	$(125)	$6	4%	$(244)	$(135)	$(109)	-82%
Noninterest income	9	41	(32)	-77	50	61	(11)	-18
Total revenue (expense)	(110)	(84)	(26)	-31	(194)	(74)	(120)	-164
Provision for credit losses	10	55	(45)	-82	65	67	(2)	-3
Noninterest expense	136	247	(111)	-45	383	337	46	13
Loss before taxes	(256)	(386)	130	34	(642)	(478)	(164)	-34
Income taxes	(90)	(142)	52	37	(232)	(157)	(75)	-48
Net loss	$(166)	$(244)	$78	32%	$(410)	$(321)	$(89)	-28%
The “All Other” category recorded a net loss in the second quarter of 2024 of $166 million, compared with a net loss of $244 million in the first quarter of 2024.
•Noninterest income decreased $32 million primarily reflecting BLG distributions of $25 million received in the first quarter of 2024 and realized losses on sales of certain non-agency investment securities in the recent quarter.
•Provision for credit losses decreased $45 million reflecting the net impact of the allocation of provision for credit losses to reportable segments.
•Noninterest expense decreased $111 million reflecting seasonally higher salaries and employee benefits expenses in the first quarter of 2024 and lower FDIC special assessment expense of $24 million in the recent quarter.
The net loss recorded for the “All Other” category was $410 million for the first six months of 2024 as compared with $321 million in the similar 2023 period.
•Net interest income decreased $109 million reflecting higher net interest expense from interest rate swap agreements entered into for interest rate risk management purposes, as well as the unfavorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•Noninterest income decreased $11 million reflecting realized losses on sales of certain non-agency investment securities.
•Noninterest expense increased $46 million reflecting the FDIC special assessment expense of $34 million recorded in the first half of 2024.
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
Recent Accounting Developments
A discussion of the Company's significant accounting policies and critical accounting estimates can be found in M&T's 2023 Annual Report. A summary of recent accounting developments is included in note 1 of Notes to Financial Statements.
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
The Company provides further detail regarding these risks and uncertainties in its 2023 Annual Report, including in the Risk Factors section of such report, as well as in other SEC filings. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty and does not undertake to update forward-looking statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2024 Quarters		2023 Quarters
(Dollars in millions, except per share, shares in thousands)	Second	First	Fourth	Third	Second	First
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,802	$2,757	$2,753	$2,656	$2,530	$2,341
Interest expense	1,071	1,065	1,018	866	717	509
Net interest income	1,731	1,692	1,735	1,790	1,813	1,832
Less: provision for credit losses	150	200	225	150	150	120
Other income	584	580	578	560	803	587
Less: other expense	1,297	1,396	1,450	1,278	1,293	1,359
Income before income taxes	868	676	638	922	1,173	940
Applicable income taxes	200	133	143	217	292	224
Taxable-equivalent adjustment	13	12	13	15	14	14
Net income	$655	$531	$482	$690	$867	$702
Net income available to common shareholders-diluted	$626	$505	$457	$664	$841	$676
Per common share data:
Basic earnings	3.75	3.04	2.75	4.00	5.07	4.03
Diluted earnings	3.73	3.02	2.74	3.98	5.05	4.01
Cash dividends	1.35	1.30	1.30	1.30	1.30	1.30
Average common shares outstanding:
Basic	166,951	166,460	165,985	165,909	165,842	167,732
Diluted	167,659	167,084	166,731	166,570	166,320	168,410
Performance ratios
Annualized return on:
Average assets	1.24%	1.01%	.92%	1.33%	1.70%	1.40%
Average common shareholders’ equity	9.95	8.14	7.41	10.99	14.27	11.74
Net interest margin on average earning assets (taxable-equivalent basis)	3.59	3.52	3.61	3.79	3.91	4.04
Nonaccrual loans to total loans and leases, net of unearned discount	1.50	1.71	1.62	1.77	1.83	1.92
Net operating (tangible) results (a)
Net operating income	$665	$543	$494	$702	$879	$715
Diluted net operating income per common share	3.79	3.09	2.81	4.05	5.12	4.09
Annualized return on:
Average tangible assets	1.31%	1.08%	.98%	1.41%	1.80%	1.49%
Average tangible common shareholders’ equity	15.27	12.67	11.70	17.41	22.73	19.00
Efficiency ratio (b)	55.3	60.8	62.1	53.7	48.9	55.5
Balance sheet data
Average balances:
Total assets (c)	$211,981	$211,478	$208,752	$205,791	$204,376	$202,599
Total tangible assets (c)	203,420	202,906	200,172	197,199	195,764	193,957
Earning assets	193,676	193,135	190,536	187,403	185,936	184,069
Investment securities	29,695	28,587	27,490	27,993	28,623	27,622
Loans and leases, net of unearned discount	134,588	133,796	132,770	132,617	133,545	132,012
Deposits	163,491	164,065	164,713	162,688	159,399	161,537
Borrowings	16,452	16,001	13,057	12,585	15,055	11,505
Common shareholders’ equity (c)	25,340	25,008	24,489	24,009	23,674	23,366
Tangible common shareholders’ equity (c)	16,779	16,436	15,909	15,417	15,062	14,724
At end of quarter:
Total assets (c)	208,855	215,137	208,264	209,124	207,672	202,956
Total tangible assets (c)	200,302	206,574	199,689	200,538	199,074	194,321
Earning assets	189,787	195,712	189,140	189,942	188,504	183,853
Investment securities	29,894	28,496	26,897	27,336	27,916	28,443
Loans and leases, net of unearned discount	135,002	134,973	134,068	132,355	133,344	132,938
Deposits	159,910	167,196	163,274	164,128	162,058	159,075
Borrowings	16,083	16,245	13,517	13,854	15,325	14,458
Common shareholders’ equity (c)	25,680	25,158	24,946	24,186	23,790	23,366
Tangible common shareholders’ equity (c)	17,127	16,595	16,371	15,600	15,192	14,731
Equity per common share	153.57	150.90	150.15	145.72	143.41	140.88
Tangible equity per common share	102.42	99.54	98.54	93.99	91.58	88.81
____________________________________________
(a)Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 2.
(b)Excludes impact of merger-related expenses and net securities transactions.
(c)The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 2.

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2024 Quarters		2023 Quarters
(Dollars in millions, except per share)	Second	First	Fourth	Third	Second	First
Income statement data
Net income
Net income	$655	$531	$482	$690	$867	$702
Amortization of core deposit and other intangible assets (a)	10	12	12	12	12	13
Net operating income	$665	$543	$494	$702	$879	$715
Earnings per common share
Diluted earnings per common share	$3.73	$3.02	$2.74	$3.98	$5.05	$4.01
Amortization of core deposit and other intangible assets (a)	.06	.07	.07	.07	.07	.08
Diluted net operating earnings per common share	$3.79	$3.09	$2.81	$4.05	$5.12	$4.09
Other expense
Other expense	$1,297	$1,396	$1,450	$1,278	$1,293	$1,359
Amortization of core deposit and other intangible assets	(13)	(15)	(15)	(15)	(15)	(17)
Noninterest operating expense	$1,284	$1,381	$1,435	$1,263	$1,278	$1,342
Efficiency ratio
Noninterest operating expense (numerator)	$1,284	$1,381	$1,435	$1,263	$1,278	$1,342
Taxable-equivalent net interest income	$1,731	$1,692	$1,735	$1,790	$1,813	$1,832
Other income	584	580	578	560	803	587
Less: Gain (loss) on bank investment securities	(8)	2	4	—	1	—
Denominator	$2,323	$2,270	$2,309	$2,350	$2,615	$2,419
Efficiency ratio	55.3%	60.8%	62.1%	53.7%	48.9%	55.5%
Balance sheet data
Average assets
Average assets	$211,981	$211,478	$208,752	$205,791	$204,376	$202,599
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,473)	(8,490)
Core deposit and other intangible assets	(126)	(140)	(154)	(170)	(185)	(201)
Deferred taxes	30	33	39	43	46	49
Average tangible assets	$203,420	$202,906	$200,172	$197,199	$195,764	$193,957
Average common equity
Average total equity	$27,745	$27,019	$26,500	$26,020	$25,685	$25,377
Preferred stock	(2,405)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)
Average common equity	25,340	25,008	24,489	24,009	23,674	23,366
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,473)	(8,490)
Core deposit and other intangible assets	(126)	(140)	(154)	(170)	(185)	(201)
Deferred taxes	30	33	39	43	46	49
Average tangible common equity	$16,779	$16,436	$15,909	$15,417	$15,062	$14,724
At end of quarter
Total assets
Total assets	$208,855	$215,137	$208,264	$209,124	$207,672	$202,956
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(119)	(132)	(147)	(162)	(177)	(192)
Deferred taxes	31	34	37	41	44	47
Total tangible assets	$200,302	$206,574	$199,689	$200,538	$199,074	$194,321
Total common equity
Total equity	$28,424	$27,169	$26,957	$26,197	$25,801	$25,377
Preferred stock	(2,744)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)
Common equity	25,680	25,158	24,946	24,186	23,790	23,366
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(119)	(132)	(147)	(162)	(177)	(192)
Deferred taxes	31	34	37	41	44	47
Total tangible common equity	$17,127	$16,595	$16,371	$15,600	$15,192	$14,731
____________________________________________
(a)After any related tax effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Incorporated by reference to the discussion contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" and "Capital."
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2024.
(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of June 30, 2024. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
Item 1A. Risk Factors.
There have been no material changes in risk factors relating to M&T to those disclosed in response to Part I, Item 1A of M&T's 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b) Not applicable.
(c)

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2024	9,959	$146.38	—	$1,200,060,000
May 1 - May 31, 2024	18,359	152.08	—	1,200,060,000
June 1 - June 30, 2024	7,965	146.88	—	1,200,060,000
Total	36,283	$149.37	—
____________________________________________
(1)The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and/or shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(2)In July 2022, M&T's Board of Directors authorized a program under which $3.0 billion of common shares may be repurchased with the exact number, timing, price and terms of such repurchases to be determined at the discretion of management and subject to all regulatory limitations.
Item 3. Defaults Upon Senior Securities.
(None.)
Item 4. Mine Safety Disclosures.
(Not applicable.)

Item 5. Other Information.
(a) – (b) Not applicable.
(c) Certain of our officers or directors have made elections to participate in, and are participating in, our tax-qualified 401(k) plan and nonqualified deferred compensation plans, or have made, and may from time to time make, elections to reinvest dividends in M&T common stock, or have shares withheld to cover withholding taxes upon the vesting of equity awards or to pay the exercise price of options, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits.
The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. Filed herewith.

104	The cover page from M&T's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 5, 2024	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer